Form 10-Q
period 2009-03-31
PHH CORP
filed 2009-05-01
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

As of April 22, 2009, 54,388,877 shares of PHH Common stock were outstanding.

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-Q include, but are not limited to, the following: (i) our expectations regarding the impact of the adoption of recently issued accounting pronouncements on our financial statements; (ii) our belief that we would have various periods to cure an event of default if one or more notices of default were to be given by our lenders or trustees under certain of our financing agreements; (iii) our expectations regarding origination volumes and loan margins in the mortgage industry; (iv) our expectations regarding recent government initiatives, including the American Recovery and Reinvestment Act of 2009, the Homeowner Affordability Stability Plan and the Public-Private Investment Program and the impact that these initiatives may have on our Mortgage Production and Mortgage Servicing segments; (v) our belief that the amount of securities held in trust related to our potential obligation from our reinsurance agreements will be significantly higher than claims expected to be paid, (vi) our belief that trends in the North American automobile industry have been reflected in our Fleet Management Services segment; (vii) our expectation that as the fleets of our Fleet Management Services segment’s clients age, they may require greater levels of maintenance services and other fee-based products; (viii) our intention to continue our negotiations with the Chesapeake Funding LLC lenders to renew all or a portion of the Series 2006-1 notes and Series 2006-2 notes on terms that are acceptable to us and to pursue alternative sources of potential funding, including anticipated issuances of securities eligible under the Term Asset-Backed Securities Loan Facility (“TALF”) to private investors during the remainder of 2009, (ix) our belief that the modifications in our lease pricing are reflective of revised pricing throughout the industry, (x) our expected savings during the remainder of 2009 from cost-reducing initiatives; (xi) our belief that our sources of liquidity are adequate to fund operations for the next 12 months; (xii) our expected capital expenditures for 2009; (xiii) our expectation that the London Interbank Offered Rate and commercial paper, long-term United States (“U.S.”) Department of the Treasury (“Treasury”) and mortgage interest rates will remain our primary benchmark for market risk for the foreseeable future; (xiv) our expectation that increased reliance on the natural business hedge could result in greater volatility in the results of our Mortgage Servicing segment and (xv) our expectation that we will continue to modify the types of mortgage loans that we originate in accordance with secondary market liquidity.

The factors and assumptions discussed below and the risks and uncertainties described in “Item 1A. Risk Factors” in this Form 10-Q and “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008 could cause actual results to differ materially from those expressed in such forward-looking statements:

■	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

■	the effects of continued market volatility or continued economic decline on the availability and cost of our financing arrangements, the value of our assets and the price of our Common stock;

■	the effects of a continued decline in the volume or value of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

■	the effects of changes in current interest rates on our business and our financing costs;

■	the effects of changes in spreads between mortgage rates and swap rates, option volatility and the shape of the yield curve, particularly on the performance of our risk management activities;

■	our decisions regarding the levels, if any, of our derivatives related to mortgage servicing rights and the resulting potential volatility of the results of operations of our Mortgage Servicing segment;

■	the effects of any significant adverse changes in the underwriting criteria of government-sponsored entities, including the Federal National Mortgage Association and the Federal Home Loan Mortgage Association;

■	the effects of the insolvency, inability or unwillingness of any of the counterparties to our significant customer contracts or financing arrangements to perform its obligations under our contracts;

■	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

■	the effects of competition in our existing and potential future lines of business, including the impact of consolidation within the industries in which we operate and competitors with greater financial resources and broader product lines;

■	the effects of the decline in the results of operations or financial condition of automobile manufacturers and/or their willingness or ability to make new vehicles available to us on commercially favorable terms, if at all;

■	our ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

■	our ability to implement fully integrated disaster recovery technology solutions in the event of a disaster;

■	our ability to obtain financing on acceptable terms, if at all, to finance our operations or growth strategy, including our ability to issue TALF eligible securities, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness;

■	our ability to maintain our relationships with our existing clients;

■	a deterioration in the performance of assets held as collateral for secured borrowings;

■	the impact of the failure to maintain our credit ratings;

■	any failure to comply with certain financial covenants under our financing arrangements;

■	the effects of the declining health of the U.S. and global banking systems, the consolidation of financial institutions and the related impact on the availability of credit;

■	the impact of the Emergency Economic Stabilization Act of 2008 enacted by the U.S. government on the securities market and valuations of mortgage-backed securities and the impact of actions taken or to be taken by the Treasury and the Federal Reserve Bank on the credit markets and the U.S. economy;

■	the impact of the adverse conditions in the North American automotive industry; and

■	changes in laws and regulations, including changes in accounting standards, mortgage- and real estate-related regulations and state, federal and foreign tax laws.

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

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months
	Ended March 31,
	2009	2008

Revenues
Mortgage fees	$61	$55
Fleet management fees	37	42

Net fee income	98	97

Fleet lease income	364	384

Gain on mortgage loans, net	188	72

Mortgage interest income	25	53
Mortgage interest expense	(36)	(42)

Mortgage net finance (expense) income	(11)	11

Loan servicing income	100	112

Change in fair value of mortgage servicing rights	(163)	(136)
Net derivative gain related to mortgage servicing rights	—	26

Valuation adjustments related to mortgage servicing rights	(163)	(110)

Net loan servicing (loss) income	(63)	2

Other income	11	76

Net revenues	587	642

Expenses
Salaries and related expenses	115	116
Occupancy and other office expenses	15	19
Depreciation on operating leases	325	322
Fleet interest expense	30	44
Other depreciation and amortization	6	7
Other operating expenses	91	90

Total expenses	582	598

Income before income taxes	5	44
Provision for income taxes	—	10

Net income	5	34
Less: net income attributable to noncontrolling interest	3	4

Net income attributable to PHH Corporation	$2	$30

Basic and diluted earnings per share attributable to PHH Corporation	$0.04	$0.55

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$122	$109
Restricted cash	637	614
Mortgage loans held for sale	1,961	1,006
Accounts receivable, net	434	468
Net investment in fleet leases	4,052	4,204
Mortgage servicing rights	1,223	1,282
Investment securities	32	37
Property, plant and equipment, net	58	63
Goodwill	25	25
Other assets	509	465

Total assets	$9,053	$8,273

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$442	$451
Debt	6,520	5,764
Deferred income taxes	569	579
Other liabilities	250	212

Total liabilities	7,781	7,006

Commitments and contingencies (Note 10)	—	—
EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized at March 31, 2009 and December 31, 2008; none issued or outstanding at March 31, 2009 or December 31, 2008	—	—
Common stock, $0.01 par value; 108,910,000 shares authorized at March 31, 2009 and December 31, 2008; 54,383,946 shares issued and outstanding at March 31, 2009; 54,256,294 shares issued and outstanding at December 31, 2008	1	1
Additional paid-in capital	1,009	1,005
Retained earnings	265	263
Accumulated other comprehensive loss	(7)	(3)

Total PHH Corporation stockholders’ equity	1,268	1,266
Noncontrolling interest	4	1

Total equity	1,272	1,267

Total liabilities and equity	$9,053	$8,273

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three Months Ended March 31, 2009
(Unaudited)
(In millions, except share data)

	PHH Corporation Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interest	Equity

Balance at December 31, 2008	54,256,294	$1	$1,005	$263	$(3)	$1	$1,267
Net income	—	—	—	2	—	3	5
Other comprehensive loss, net of income taxes of $0	—	—	—	—	(4)	—	(4)
Stock compensation expense	—	—	5	—	—	—	5
Restricted stock award vesting, net of excess tax benefit of $0	127,652	—	(1)	—	—	—	(1)

Balance at March 31, 2009	54,383,946	$1	$1,009	$265	$(7)	$4	$1,272

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months
	Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$5	$34
Adjustments to reconcile Net income to net cash (used in) provided by operating activities:
Capitalization of originated mortgage servicing rights	(104)	(99)
Net unrealized loss on mortgage servicing rights and related derivatives	163	110
Vehicle depreciation	325	322
Other depreciation and amortization	6	7
Origination of mortgage loans held for sale	(6,911)	(6,768)
Proceeds on sale of and payments from mortgage loans held for sale	6,045	6,468
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(147)	(57)
Deferred income tax benefit	(10)	(15)
Other adjustments and changes in other assets and liabilities, net	101	14

Net cash (used in) provided by operating activities	(527)	16

Cash flows from investing activities:
Investment in vehicles	(315)	(551)
Proceeds on sale of investment vehicles	116	126
Purchase of mortgage servicing rights	—	(1)
Proceeds on sale of mortgage servicing rights	1	81
Cash paid on derivatives related to mortgage servicing rights	—	(115)
Net settlement proceeds from derivatives related to mortgage servicing rights	—	224
Purchases of property, plant and equipment	(3)	(4)
(Increase) decrease in Restricted cash	(23)	13
Other, net	4	1

Net cash used in investing activities	(220)	(226)

Cash flows from financing activities:
Net decrease in short-term borrowings	—	(126)
Proceeds from borrowings	10,363	8,713
Principal payments on borrowings	(9,607)	(8,396)
Cash paid for debt issuance costs	(2)	(14)

Net cash provided by financing activities	754	177

Effect of changes in exchange rates on Cash and cash equivalents	6	1

Net increase (decrease) in Cash and cash equivalents	13	(32)
Cash and cash equivalents at beginning of period	109	149

Cash and cash equivalents at end of period	$122	$117

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
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

PHH Corporation and subsidiaries (collectively, “PHH” or the “Company”) is a leading outsource provider of mortgage and fleet management services operating in the following business segments:

•	Mortgage Production—provides mortgage loan origination services and sells mortgage loans.

•	Mortgage Servicing—performs servicing activities for originated and purchased loans.

•	Fleet Management Services—provides commercial fleet management services.

The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”) are consolidated within PHH’s Condensed Consolidated Financial Statements, and Realogy Corporation’s ownership interest is presented as a noncontrolling interest in our Condensed Consolidated Financial Statements.

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Accounting Policies

Fair Value Measurements.  In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) for one year for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The Company elected the deferral provided by FSP FAS 157-2 and adopted the provisions of SFAS No. 157 for its assessment of impairment of its Goodwill, other intangible assets, net investment in operating leases, net investment in off-lease vehicles, real estate owned (“REO”) and Property, plant and equipment, net effective January 1, 2009. The Company’s measurement of fair value for these nonfinancial assets, when applicable, will incorporate the assumptions market participants would use in pricing the asset, where available, which may differ from the Company’s own intended use of such assets and related assumptions and therefore may result in a different fair value than the fair value measured on a basis prior to the application of SFAS No. 157. There were no events or circumstances resulting in the measurement of fair value

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

for any nonfinancial asset other than REO during the three months ended March 31, 2009. See Note 12, “Fair Value Measurements” for additional information.

Business Combinations.  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends the provisions of SFAS No. 141(R) for the initial recognition and measurement of assets and liabilities arising from contingencies in a business combination to generally carry forward the requirements of SFAS No. 141, “Business Combinations.” Subsequent measurement of assets and liabilities arising from contingencies is determined on a systematic and rationale basis depending on their nature. FSP FAS 141(R)-1 requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be initially recognized at fair value and subsequently measured in accordance with the guidance for contingent consideration arrangements specified in SFAS No. 141(R). The Company adopted the provisions of SFAS No. 141(R) and FSP FAS 141(R)-1 effective January 1, 2009. The adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will impact the Company’s Consolidated Financial Statements prospectively in the event of any business combinations entered into by the Company after December 31, 2008 in which the Company is the acquirer.

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity, separate from the parent’s equity, in the consolidated statement of financial position and the amount of net income or loss and comprehensive income or loss attributable to the parent and noncontrolling interest to be presented separately on the face of the consolidated financial statements. Changes in a parent’s ownership interest in its subsidiary in which a controlling financial interest is retained are accounted for as equity transactions. If a controlling financial interest in the subsidiary is not retained, the subsidiary is deconsolidated and any retained noncontrolling equity interest is initially measured at fair value. The Company adopted the provisions of SFAS No. 160 effective January 1, 2009, including retrospective application for the presentation of periods prior to January 1, 2009. The adoption of SFAS No. 160 did not have a significant impact on the Company’s Consolidated Financial Statements.

Transfers of Financial Assets and Repurchase Financing Transactions.  In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). The objective of FSP FAS 140-3 is to provide guidance on accounting for the transfer of a financial asset and repurchase financing. An initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement for purposes of evaluation under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) unless the criteria of FSP FAS 140-3 are met at the inception of the transaction. If the criteria are met, the initial transfer of the financial asset and repurchase financing transaction shall be evaluated separately under SFAS No. 140. The Company adopted the provisions of FSP FAS 140-3 on effective January 1, 2009. The adoption of FSP FAS 140-3 did not impact the Company’s Consolidated Financial Statements.

Disclosures about Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances disclosure requirements for derivative instruments and hedging activities regarding how and why derivative instruments are used, how derivative instruments and related hedged items are accounted

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and its related interpretations and how they affect financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted the disclosure provisions of SFAS No. 161 effective January 1, 2009. The additional disclosures resulting from the adoption of SFAS No. 161 are included in Note 6, “Derivatives and Risk Management Activities” in the Company’s Notes to Condensed Consolidated Financial Statements.

Financial Guarantee Insurance Contracts.  In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” applies to financial guarantee insurance and reinsurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 requires insurance enterprises to recognize a liability for the unearned premium revenue at inception of the financial guarantee insurance contract and recognize revenue over the period of the contract in proportion to the amount of insurance protection provided. SFAS No. 163 also requires an insurance enterprise to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. Additional disclosures about financial guarantee contracts are also required. The Company adopted the provisions of SFAS No. 163 effective January 1, 2009. The adoption of SFAS No. 163 did not impact the Company’s Consolidated Financial Statements.

Intangible Assets.  In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. The Company adopted the provisions of FSP FAS 142-3 effective January 1, 2009 for application to intangible assets acquired after the effective date. The Company’s accounting policy is to expense the costs to renew or extend recognized intangible assets as the costs are incurred.

Convertible Debt Instruments.  In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company adopted the provisions of FSP APB 14-1 effective January 1, 2009. The adoption of FSP APB 14-1 did not impact the Company’s Consolidated Financial Statements as its application of Emerging Issues Task Force (“EITF”) 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” for its 4.0% Convertible Senior Notes due 2012 (the “Convertible Notes”) results in separate accounting for the liability and equity components of the Convertible Notes and continued amortization of the original issue discount.

Participating Securities.  In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method described in SFAS No. 128, “Earnings per Share.” The Company adopted the provisions of FSP EITF 03-6-1 effective January 1, 2009. The adoption of FSP EITF 03-6-1 did not impact the Company’s Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Instruments Indexed to Stock.  In June 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. The Company adopted the provisions of EITF 07-5 effective January 1, 2009. The adoption of EITF 07-5 did not impact the Company’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Fair Value Measurements.  In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for determining fair value in accordance with SFAS No. 157 when the volume and level of activity for an asset or liability has significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 supersedes FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-4 is effective for financial statements issued for interim periods and fiscal years ending after June 15, 2009 and is to be applied prospectively. The Company is currently evaluating the impact of adopting FSP FAS 157-4 on its Consolidated Financial Statements.

Disclosures about Fair Value of Financial Instruments.  In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “FSP APB 28-1”). FSP FAS 107-1 and FSP APB 28-1 require the disclosure of fair value for interim and annual reporting periods for all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position. FSP FAS 107-1 and FSP APB 28-1 are effective for financial statements issued for interim periods ending after June 15, 2009. FSP FAS 107-1 and FSP APB 28-1 enhance disclosure requirements and will not impact the Company’s financial position, results of operations or cash flows.

2.	Earnings Per Share

Basic earnings per share attributable to PHH Corporation was computed by dividing Net income attributable to PHH Corporation during the period by the weighted-average number of shares outstanding during the period. Diluted earnings per share attributable to PHH Corporation was computed by dividing Net income attributable to PHH Corporation by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended March 31, 2009 excludes approximately 3.4 million outstanding stock-based compensation awards, as well as the assumed conversion of the Company’s Convertible Notes and the related purchased options and sold warrants, as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended March 31, 2008 excludes approximately 1.5 million outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table summarizes the basic and diluted earnings per share attributable to PHH Corporation calculations for the periods indicated:

	Three Months
	Ended March 31,
	2009	2008
	(In millions, except share and
	per share data)

Net income attributable to PHH Corporation	$2	$30

Weighted-average common shares outstanding — basic	54,379,790	54,192,929
Effect of potentially dilutive securities:
Stock options	239	98,400
Restricted stock units	160,114	239,165

Weighted-average common shares outstanding — diluted	54,540,143	54,530,494

Basic and diluted earnings per share attributable to PHH Corporation	$0.04	$0.55

3.	Mortgage Servicing Rights

The activity in the Company’s loan servicing portfolio associated with its capitalized MSRs consisted of:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Balance, beginning of period	$129,078	$126,540
Additions	5,220	6,109
Payoffs and curtailments	(7,509)	(5,190)

Balance, end of period	$126,789	$127,459

The activity in the Company’s capitalized MSRs consisted of:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Mortgage Servicing Rights:
Balance, beginning of period	$1,282	$1,502
Additions	104	100
Changes in fair value due to:
Realization of expected cash flows	(92)	(60)
Changes in market inputs or assumptions used in the valuation model	(71)	(76)

Balance, end of period	$1,223	$1,466

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	March 31,
	2009	2008

Prepayment speed (CPR)	18%	18%
Option adjusted spread (in basis points)	458	454
Volatility	27%	24%

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

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Net service fee revenue	$107	$107
Late fees	5	7
Other ancillary servicing revenue	5	5

As of March 31, 2009, the Company’s MSRs had a weighted-average life of approximately 3.9 years. Approximately 70% of the MSRs associated with the loan servicing portfolio as of March 31, 2009 were restricted from sale without prior approval from the Company’s private-label clients or investors.

The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Three Months
	Ended March 31,
	2009	2008

Initial capitalization rate of additions to MSRs	1.99%	1.64%
Weighted-average servicing fee of additions to MSRs (in basis points)	39	35

	March 31,
	2009	2008

Capitalized servicing rate	0.97%	1.15%
Capitalized servicing multiple	2.9	3.5
Weighted-average servicing fee (in basis points)	33	33

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.	Loan Servicing Portfolio

The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.

Portfolio Activity

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Balance, beginning of period	$149,750	$159,183
Additions	7,548	8,427
Payoffs and curtailments	(8,115)	(6,374)

Balance, end of period(1)	$149,183	$161,236

Portfolio Composition

	March 31,
	2009	2008
	(In millions)

Owned servicing portfolio	$129,587	$131,739
Subserviced portfolio(1)	19,596	29,497

Total servicing portfolio	$149,183	$161,236

Fixed rate	$96,008	$106,764
Adjustable rate	53,175	54,472

Total servicing portfolio	$149,183	$161,236

Conventional loans	$131,299	$148,209
Government loans	11,103	8,710
Home equity lines of credit	6,781	4,317

Total servicing portfolio	$149,183	$161,236

Weighted-average interest rate	5.6%	5.9%

Portfolio Delinquency(2)

	March 31,
	2009		2008
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

30 days	2.24%	2.04%	1.78%	1.57%
60 days	0.57%	0.57%	0.42%	0.39%
90 or more days	0.77%	0.83%	0.38%	0.32%

Total delinquency	3.58%	3.44%	2.58%	2.28%

Foreclosure/real estate owned/bankruptcies	2.26%	2.27%	1.26%	1.16%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(1)	The Company’s loan servicing portfolio balance as of March 31, 2008 includes $18.6 billion of the unpaid principal balance of the underlying mortgage loans for which the associated MSRs were sold during the year ended December 31, 2007. The Company subserviced these loans until the MSRs were transferred from the Company’s systems to the purchasers systems during the second quarter of 2008.

(2)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

As of March 31, 2009 and December 31, 2008, the Company had outstanding servicing advance receivables of $115 million and $134 million, respectively.

5.	Mortgage Loan Sales

The Company sells its residential mortgage loans through one of the following methods: (i) sales to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and loan sales to other investors guaranteed by the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Government Sponsored entities” or “GSEs”), or (ii) sales to private investors, or sponsored securitizations through the Company’s wholly owned subsidiary, PHH Mortgage Capital, LLC (“PHHMC”), which maintains securities issuing capacity through a public registration statement. During the three months ended March 31, 2009, 88% of the Company’s mortgage loan sales were to the GSEs and the remaining 12% were sold to private investors. The Company did not execute any sales or securitizations through PHHMC during the three months ended March 31, 2009. During the three months ended March 31, 2009, the Company retained MSRs on approximately 88% of mortgage loans sold. The Company did not retain any interests from sales or securitizations other than MSRs during the three months ended March 31, 2009.

Key economic assumptions used in measuring the fair value of the Company’s retained interests in sold or securitized mortgage loans at March 31, 2009 and the effect on the fair value of those interests from adverse changes in those assumptions were as follows:

	Investment
	Securities	MSRs
	(Dollars in millions)

Fair value of retained interests	$32	$1,223
Weighted-average life (in years)	4.5	3.9
Annual servicing fee (in basis points)	N/A	33
Prepayment speed (annual rate)	10-21%	18%
Impact on fair value of 10% adverse change	$(4)	$(104)
Impact on fair value of 20% adverse change	(9)	(198)
Discount rate/Option adjusted spread (annual rate and basis points, respectively)	5-30%	458
Impact on fair value of 10% adverse change	$(2)	$(34)
Impact on fair value of 20% adverse change	(4)	(65)
Volatility (annual rate)	N/A	27%
Impact on fair value of 10% adverse change	N/A	$(16)
Impact on fair value of 20% adverse change	N/A	(32)
Credit losses (cumulative rate)	5-8%	N/A
Impact on fair value of 10% adverse change	$(4)	N/A
Impact on fair value of 20% adverse change	(9)	N/A

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

The following table presents information about delinquencies and components of sold or securitized residential mortgage loans for which the Company has retained interests (except for MSRs) as of and for the three months ended March 31, 2009:

Principal
	Total	Amount 60
	Principal	Days or More	Net Credit
	Amount	Past Due(1)	Losses
(In millions)

Residential mortgage loans(2)	$1,001	$179	$3

(1)	Amounts are based on total sold or securitized assets at March 31, 2009 for which the Company has a retained interest as of March 31, 2009.

(2)	Excludes sold or securitized mortgage loans that the Company continues to service but to which it has no other continuing involvement.

The following table sets forth information regarding cash flows relating to the Company’s loan sales in which it has continuing involvement.

Three Months Ended
March 31,
2009
(In millions)

Proceeds from new loan sales or securitizations	$5,261
Servicing fees received(1)	107
Other cash flows received on retained interests(2)	3
Purchases of delinquent or foreclosed loans	(27)
Servicing advances	(236)
Repayment of servicing advances	253

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Represents cash flows received on retained interests other than servicing fees.

During the three months ended March 31, 2009, the Company recognized pre-tax gains of $118 million related to the sale or securitization of residential mortgage loans which are recorded in Gain on mortgage loans, net in the Condensed Consolidated Statement of Operations.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6.	Derivatives and Risk Management Activities

The Company did not have any derivative instruments designated as hedging instruments under SFAS No. 133 as of or during the three months ended March 31, 2009. The following table summarizes the amounts recorded in the Company’s Condensed Consolidated Balance Sheet for derivative instruments not designated as hedging instruments under SFAS No. 133 as of March 31, 2009:

	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Fair	Notional	Sheet	Fair	Notional
	Presentation	Value	Amount	Presentation	Value	Amount
	(In millions)

Interest rate lock commitments (“IRLCs”)	Other assets	$123	$6,693	Other liabilities	$2	$18
Forward delivery commitments related to interest rate and price risk for MLHS and IRLCs	Other assets	14	1,647	Other liabilities	30	2,839
Forward delivery commitments related to interest rate and price risk for MLHS and IRLCs(1)	Other liabilities	7	786	Other liabilities	25	2,568
Contracts related to interest rate risk for debt arrangements and variable-rate leases	Other assets	3	829	N/A	—	—
Foreign exchange contracts	Other assets	1	108	Other liabilities	2	94

Total derivative instruments		148	$10,063		59	$5,519

Impact of master netting arrangements(1)		(7)			(7)
Cash collateral		1			—

Net fair value of derivative instruments		$142			$52

(1)	Represents derivative instruments that are executed with the same counterparties and subject to master netting arrangements between the Company and its counterparties.

The following table summarizes the amounts recorded in the Company’s Condensed Consolidated Statement of Operations for derivative instruments not designated as hedging instruments under SFAS No. 133 for the three months ended March 31, 2009:

	Statement of
	Operations
	Presentation	Gain (Loss)
	(In millions)

Interest rate lock commitments	Gain on mortgage loans, net	$169
Forward delivery commitments related to interest rate and price risk for MLHS and IRLCs	Gain on mortgage loans, net	(46)
Contracts related to interest rate risk for debt arrangements and variable-rate leases	Fleet interest expense	(1)
Foreign exchange contracts	Fleet interest expense	(4)

Total derivative instruments		$118

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company’s principal market exposure is to interest rate risk, specifically long-term United States Department of the Treasury (“Treasury”) and mortgage interest rates due to their impact on mortgage-related assets and commitments. The Company also has exposure to the London Interbank Offered Rate (“LIBOR”) and commercial paper interest rates due to their impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in variable-rate lease assets. From time-to-time, the Company uses various financial instruments, including swap contracts, forward delivery commitments on mortgage-backed securities (“MBS”) or whole loans, futures and options contracts to manage and reduce this risk.

The following is a description of the Company’s risk management policies related to IRLCs, MLHS, MSRs and debt:

Interest Rate Lock Commitments.  IRLCs represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to lend funds to a potential borrower at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, the Company’s outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the IRLC through the loan funding date or expiration date. The Company’s loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. The Company uses forward delivery commitments on MBS or whole loans to manage the interest rate and price risk. The Company considers historical commitment-to-closing ratios to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. (See Note 12, “Fair Value Measurements” for further discussion regarding IRLCs.)

Mortgage Loans Held for Sale.  The Company is subject to interest rate and price risk on its MLHS from the loan funding date until the date the loan is sold into the secondary market. The Company primarily uses mortgage forward delivery commitments on MBS or whole loans to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Forward delivery commitments on MBS or whole loans may not be available for all products that the Company originates; therefore, the Company may use a combination of derivative instruments, including forward delivery commitments for similar products or treasury futures, to minimize the interest rate and price risk. See Note 12, “Fair Value Measurements” for further discussion regarding MLHS and related forward delivery commitments.

Mortgage Servicing Rights.  The Company’s MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. The amount and composition of derivatives, if any, that the Company may use will depend on the exposure to loss of value on the Company’s MSRs, the expected cost of the derivatives, the Company’s expected liquidity needs and the expected increased earnings generated by the origination of new loans resulting from the decline in interest rates. This serves as an economic hedge of the Company’s MSRs, which provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of the Company’s MSRs thereby reducing the need to use derivatives. The benefit of this economic hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, this benefit may not be realized under certain circumstances regardless of the change in interest rates.

During the year ended December 31, 2008, the Company assessed the composition of its capitalized mortgage loan servicing portfolio and its relative sensitivity to refinance if interest rates decline, the cost of hedging and the anticipated effectiveness of the hedge given the economic environment. Based on that assessment, the Company

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

made the decision to close out substantially all of its derivatives related to MSRs during the three months ended September 30, 2008. As of March 31, 2009, the Company does not have any outstanding derivatives used to offset potential adverse changes in the fair value of MSRs that could affect reported earnings.

During the three months ended March 31, 2008, the Company used a combination of derivative instruments to offset potential adverse changes in the fair value of its MSRs. The change in fair value of derivatives is intended to react in the opposite direction of the change in the fair value of MSRs. The MSRs derivatives generally increase in value as interest rates decline and decrease in value as interest rates rise. The effectiveness of derivatives related to MSRs is dependent upon the level at which the change in fair value of the derivatives, which is primarily driven by changes in interest rates, correlates to the change in fair value of the MSRs, which is influenced by changes in interest rates as well as other factors, including home prices, underwriting standards and product characteristics. These derivatives included interest rate swap contracts, interest rate futures contracts, interest rate forward contracts, mortgage forward contracts, options on forward contracts, options on futures contracts, options on swap contracts and principal-only swaps. During the three months ended March 31, 2008, all of the derivatives associated with the MSRs were freestanding derivatives and were not designated in a hedge relationship pursuant to SFAS No. 133. These derivatives were classified as Other assets or Other liabilities in the Condensed Consolidated Balance Sheet with changes in their fair values recorded in Net derivative gain related to mortgage servicing rights in the Condensed Consolidated Statement of Operations.

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

Foreign Exchange.  Due to disruptions in the credit markets, the Company has been unable to utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for new lease originations by its Canadian fleet management operations. Alternatively, approximately $202 million of additional leases are being funded by the Company’s unsecured borrowings as of March 31, 2009 in comparison to before the disruptions in the credit markets. As such, the Company is subject to foreign exchange risk associated with the use of domestic borrowings to fund Canadian leases, and has entered into foreign exchange forward contracts to manage such risk. During the three months ended March 31, 2009, the Company recorded net foreign exchange transaction gains of $4 million and net losses of $4 million related to the foreign exchange forward contracts, both of which were included in Fleet interest expense in the Condensed Consolidated Statement of Operations, and as such the net foreign exchange impact related to the use of domestic borrowings to fund additional Canadian leases was not significant.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.	Vehicle Leasing Activities

The components of Net investment in fleet leases were as follows:

	March 31,	December 31,
	2009	2008
	(In millions)

Operating Leases:
Vehicles under open-end operating leases	$7,560	$7,542
Vehicles under closed-end operating leases	287	266

Vehicles under operating leases	7,847	7,808
Less: Accumulated depreciation	(4,106)	(3,999)

Net investment in operating leases	3,741	3,809

Direct Financing Leases:
Lease payments receivable	128	141
Less: Unearned income	(7)	(7)

Net investment in direct financing leases	121	134

Off-Lease Vehicles:
Vehicles not yet subject to a lease	188	254
Vehicles held for sale	7	18
Less: Accumulated depreciation	(5)	(11)

Net investment in off-lease vehicles	190	261

Net investment in fleet leases	$4,052	$4,204

	March 31,	December 31,
	2009	2008

Vehicles under open-end leases	94%	94%
Vehicles under closed-end leases	6%	6%
Vehicles under variable-rate leases	73%	73%
Vehicles under fixed-rate leases	27%	27%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Debt and Borrowing Arrangements

The following tables summarize the components of the Company’s indebtedness as of March 31, 2009 and December 31, 2008:

March 31, 2009
							Assets Held as Collateral(1)
									Mortgage	Net
					Maturity/				Loans	Investment
			Interest		Expiry		Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date		Receivable	Cash	Sale	Leases(4)
	(Dollars in millions)

Chesapeake Series 2006-1 Variable Funding Notes	$2,300	$2,300			3/27/2009	(5)
Chesapeake Series 2006-2 Variable Funding Notes	1,000	1,000			2/26/2009	(5)
Other	30	30			3/2010- 12/2015

Total Vehicle Management Asset-Backed Debt	3,330	3,330	2.6	%(6)			$21	$342	$—	$3,547

RBS Repurchase Facility(7)	464	1,500	4.0%		6/24/2010		—	—	507	—
Fannie Mae Repurchase Facilities(8)	996	996	1.0%		N/A		—	—	1,009	—
Mortgage Venture Repurchase Facility(9)	122	125	0.5%		5/28/2009		—	28	136	—
Other	3	3	3.4%		10/29/2009		—	—	3	—

Total Mortgage Warehouse Asset-Backed Debt	1,585	2,624					—	28	1,655	—

Term Notes(10)	440	440	6.5	%- 7.9%(11)	4/2010- 4/2018		—	—	—	—
Credit Facilities(12)	954	1,303	1.2	%(13)	1/6/2011		—	—	—	—
Convertible Notes(14)	211	211	4.0%		4/15/2012		—	—	—	—

Total Unsecured Debt	1,605	1,954					—	—	—	—

Total Debt	$6,520	$7,908					$21	$370	$1,655	$3,547

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

December 31, 2008
						Assets Held as Collateral(1)
								Mortgage	Net
					Maturity/			Loans	Investment
			Interest		Expiry	Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date	Receivable	Cash	Sale	Leases(4)
	(Dollars in millions)

Chesapeake Series 2006-1 Variable Funding Notes	$2,371	$2,500			2/26/2009
Chesapeake Series 2006-2 Variable Funding Notes	1,000	1,000			2/26/2009
Other	5	5			3/2010- 5/2014

Total Vehicle Management Asset-Backed Debt	3,376	3,505	3.6	%(6)		$22	$320	$—	$3,692

RBS Repurchase Facility(7)	411	1,500	4.0%		6/24/2010	—	—	456	—
Citigroup Repurchase Facility(15)	10	500	1.7%		2/26/2009	—	—	12	—
Fannie Mae Repurchase Facilities(8)	149	149	1.0%		N/A	—	—	149	—
Mortgage Venture Repurchase Facility(9)	115	225	1.7%		5/28/2009	—	25	128	—
Other	7	7	5.3%		10/29/2009	—	—	7	—

Total Mortgage Warehouse Asset-Backed Debt	692	2,381				—	25	752	—

Term Notes(10)	441	441	6.5	%- 7.9%(11)	4/2010- 4/2018	—	—	—	—
Credit Facilities(12)	1,035	1,303	1.3	%(13)	1/6/2011	—	—	—	—
Convertible Notes(14)	208	208	4.0%		4/15/2012	—	—	—	—
Other	12	12				—	—	—	—

Total Unsecured Debt	1,696	1,964				—	—	—	—

Total Debt	$5,764	$7,850				$22	$345	$752	$3,692

(1)	Assets held as collateral are not available to pay the Company’s general obligations.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(3)	Represents the variable interest rate as of the respective date, with the exception of total vehicle management asset-backed debt, term notes and the Convertible Notes.

(4)	The titles to all the vehicles collateralizing the debt issued by Chesapeake Funding LLC (“Chesapeake”) are held in a bankruptcy remote trust and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements.

(5)	The Company elected to allow the Series 2006-2 notes and Series 2006-1 notes to amortize in accordance with their terms on their respective Scheduled Expiry Date (as defined below). During the Amortization Periods (as defined below), the Company will be unable to borrow additional amounts under these notes. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” for additional information.

(6)	Represents the weighted-average interest rate of the Company’s vehicle management asset-backed debt arrangements as of March 31, 2009 and December 31, 2008, respectively.

(7)	The Company maintains a variable-rate committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). At the Company’s election, subject to compliance with the terms of the Amended Repurchase Agreement and payment of renewal and other fees, the RBS Repurchase Facility will automatically renew for an additional 364-day term on June 25, 2009.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(8)	The balance and capacity represents amounts outstanding under the Company’s variable-rate uncommitted mortgage repurchase facilities (the “Fannie Mae Repurchase Facilities”) with Fannie Mae. Total uncommitted capacity was approximately $2.9 billion and $1.5 billion as of March 31, 2009 and December 31, 2008, respectively.

(9)	The Mortgage Venture maintains a variable-rate committed repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. The balance as of March 31, 2009 and December 31, 2008 represents variable-funding notes outstanding under the facility.

(10)	Represents medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A.

(11)	Represents the range of stated interest rates of the MTNs outstanding as of March 31, 2009 and December 31, 2008, respectively. The effective rate of interest of the Company’s outstanding MTNs was 7.2% as of both March 31, 2009 and December 31, 2008.

(12)	Credit facilities primarily represents a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.

(13)	Represents the interest rate on the Amended Credit Facility as of March 31, 2009 and December 31, 2008, respectively, excluding per annum utilization and facility fees. The outstanding balance as of March 31, 2009 and December 31, 2008 also includes $72 million and $78 million, respectively, outstanding under another variable-rate credit facility that bore interest at 1.4% and 2.8%, respectively. See “Unsecured Debt—Credit Facilities” below for additional information.

(14)	On April 2, 2008, the Company completed a private offering of the 4.0% Convertible Notes with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The effective rate of interest of the Convertible Notes was 12.4% as of March 31, 2009 and December 31, 2008.

(15)	The Company maintained a 364-day $500 million variable-rate committed mortgage repurchase facility with Citigroup Global Markets Realty Corp. (the “Citigroup Repurchase Facility”). The Company repaid all outstanding obligations under the Citigroup Repurchase Facility as of February 26, 2009.

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by the Company’s wholly owned subsidiary, Chesapeake, to support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations. On February 27, 2009, the Company amended the agreement governing the Series 2006-1 notes to extend the scheduled expiry date to March 27, 2009 in order to provide additional time for the Company and the lenders of the Chesapeake notes to evaluate the long-term funding arrangements for its Fleet Management Services segment. The amendment also included a reduction in the total capacity of the Series 2006-1 notes from $2.5 billion to $2.3 billion and the payment of certain extension fees. Additionally, on February 26, 2009 and March 27, 2009 (the “Scheduled Expiry Dates”) the Company elected to allow the Series 2006-2 and Series 2006-1 notes, respectively, to amortize in accordance with their terms. During the amortization period, the Company will be unable to borrow additional amounts under the notes, and monthly repayments will be made on the notes through the earlier of 125 months following the Scheduled Expiry Dates, or when both series of notes are paid in full based on an allocable share of the collection of cash receipts of lease payments from its clients relating to the collateralized vehicle leases and related assets (the “Amortization Period”). The allocable share is based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the Amortization Period. After the payment of interest, servicing fees, administrator fees and servicer advance reimbursements, any monthly collections during the Amortization Period of a particular series would be applied to reduce the principal balance of the series notes.

As of March 31, 2009, 87% of the Company’s fleet leases collateralize the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding notes (the “Chesapeake

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Lease Portfolio”). Approximately 98% of the Chesapeake Lease Portfolio as of March 31, 2009 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of March 31, 2009, the Chesapeake Lease Portfolio consisted of 23% and 77% fixed-rate and variable-rate leases, respectively. As of March 31, 2009, the top 25 client lessees represented approximately 49% of the Chesapeake Lease Portfolio, with no client exceeding 5%.

Mortgage Warehouse Asset-Backed Debt

On December 15, 2008, the parties agreed to amend the Mortgage Venture Repurchase Facility to, among other things, reduce the total committed capacity to $125 million by March 31, 2009 through a series of commitment reductions.

Unsecured Debt

Credit Facilities

Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. On February 11, 2009, Standard & Poor’s downgraded its rating of the Company’s senior unsecured long-term debt from BBB- to BB+, and Fitch Ratings’ rating of the Company’s senior unsecured long-term debt was lowered to BB+ on February 26, 2009. In addition, on March 2, 2009, Moody’s Investors Service downgraded its rating of the Company’s senior unsecured long-term debt from Ba1 to Ba2. As of March 31, 2009 and December 31, 2008, borrowings under the Amended Credit Facility bore interest at a margin of 70.0 basis points (“bps”) and 47.5 bps, respectively, over a benchmark index of either LIBOR or the federal funds rate. The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of both March 31, 2009 and December 31, 2008, the per annum utilization fees were 12.5 bps. Facility fees were 17.5 bps and 12.5 bps as of March 31, 2009 and December 31, 2008, respectively.

Debt Maturities

The following table provides the contractual maturities of the Company’s indebtedness at March 31, 2009. The maturities of the Company’s vehicle management asset-backed notes, which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets:

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$2,189	$—	$2,189
Between one and two years	1,387	959	2,346
Between two and three years	616	—	616
Between three and four years	359	670	1,029
Between four and five years	203	—	203
Thereafter	161	9	170

	$4,915	$1,638	$6,553

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of March 31, 2009, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management(2)	$3,330	$3,330	$—
Mortgage warehouse	2,624	1,585	1,039
Unsecured Committed Credit Facilities(3)	1,303	968	335

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(2)	On February 27, 2009 and March 30, 2009, the Amortization Period of the Series 2006-2 and Series 2006-1 notes, respectively, began, during which time the Company will be unable to borrow additional amounts under these notes. Amounts outstanding under the Series 2006-2 and Series 2006-1 notes were $1.0 billion and $2.3 billion, respectively, as of March 31, 2009. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” above for discussion regarding the amortization of the Chesapeake Series 2006-2 and 2006-1 notes.

(3)	Utilized capacity reflects $14 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Company’s Condensed Consolidated Balance Sheet.

Debt Covenants

Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the RBS Repurchase Facility and the Mortgage Venture Repurchase Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The Mortgage Venture Repurchase Facility also requires that the Mortgage Venture maintains consolidated tangible net worth greater than $50 million at any time. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Facility requires PHH Mortgage to maintain a minimum of $3.0 billion in mortgage repurchase or warehouse facilities, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the RBS Repurchase Facility. At March 31, 2009, the Company was in compliance with all of its financial covenants related to its debt arrangements.

The indenture governing the Convertible Notes does not require that the Company maintain any financial ratios, but does require that the Company make available to any holder of the Convertible Notes all financial and other information required pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) for a period of one year following the issuance of the Convertible Notes to permit such holder to sell its Convertible Notes without registration under the Securities Act. As of the filing date of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, the Company is in compliance with this covenant through the timely filing of those reports required to be filed with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

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

The Company records its interim income tax provisions or benefits by applying a projected full-year effective income tax rate to its quarterly Income before income taxes for results that it deems to be reliably estimable in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” Certain results dependent on fair value adjustments of the Company’s Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore the Company records discrete year-to-date income tax provisions on those results.

During the three months ended March 31, 2009, the Provision for income taxes was not significant, but was impacted by a $2 million decrease in valuation allowances for deferred tax assets (primarily due to the reduction of loss carryforwards as a result of taxable income generated during the three months ended March 31, 2009). Due to the Company’s mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference between the state effective income tax rates during the three months ended March 31, 2009 and 2008.

During the three months ended March 31, 2008, the Provision for income taxes was $10 million and was significantly impacted by a $7 million decrease in valuation allowances for deferred tax assets (primarily due to the reduction of loss carryforwards as a result of taxable income generated during the three months ended March 31, 2008) and a $1 million increase in liabilities for income tax contingencies.

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

Cendant disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008 (the “Cendant 2008 Form 10-K”) (filed on February 26, 2009 under Avis Budget Group, Inc.) that it and its subsidiaries are the subject of an Internal Revenue Service (“IRS”) audit for the tax years ended December 31, 2003 through 2006. The Company, since it was a subsidiary of Cendant through January 31, 2005, is included in this IRS audit of Cendant. Under certain provisions of the IRS regulations, the Company and its subsidiaries are subject to several liability to the IRS (together with Cendant and certain of its affiliates (the “Cendant Group”) prior to the Spin-Off) for any consolidated federal income tax liability of the Cendant Group arising in a taxable year during any part of which they were members of the Cendant Group. Cendant also disclosed in the Cendant 2008 Form 10-K that it settled the IRS audit for the taxable years 1998 through 2002 that included the Company. As provided in the Amended Tax Sharing Agreement, Cendant is responsible for and required to pay to the IRS all taxes required to be reported on the consolidated federal returns for taxable periods ended on or before January 31, 2005. Pursuant to the Amended Tax Sharing Agreement, Cendant is solely responsible for separate state taxes on a significant number of the Company’s income tax returns for years 2003 and prior. In addition, Cendant is solely responsible for paying tax deficiencies arising from adjustments to the Company’s federal income tax returns and for the Company’s state and local income tax returns filed on a consolidated, combined or unitary basis with Cendant for taxable periods ended on or before the Spin-Off, except for those taxes which might be attributable to the Spin-Off or internal reorganization transactions relating thereto, as more fully discussed above. The Company will be solely responsible for any tax deficiencies arising from adjustments to separate state and local income tax returns for taxable periods ending after 2003 and for adjustments to federal and all state and local income tax returns for periods after the Spin-Off.

Loan Servicing

The Company sells a majority of its loans on a non-recourse basis. The Company also provides representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by the Company. If there is no breach of a representation and warranty provision, the Company has no obligation to repurchase the loan or indemnify the investor against loss. The unpaid principal balance of the loans sold by the Company represents the maximum potential exposure related to representations and warranty provisions; however, the Company cannot estimate its maximum exposure because it does not service all of the loans for which it has provided a representation or warranty.

The Company had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The Company is no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $80 million as of March 31, 2009, 3.96% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans). In addition, the outstanding balance of other loans sold with specific recourse by the Company and those for which a breach of representation or warranty provision was identified subsequent to sale was $312 million as of March 31, 2009, 11.09% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of March 31, 2009, the Company had a liability of $45 million, included in Other liabilities in the Condensed Consolidated Balance Sheet, for probable losses related to the Company’s recourse exposure.

Mortgage Reinsurance

Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium Insurance Corporation, the Company has entered into contracts with four primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans, consisting of one active and three inactive contracts. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. As of December 31, 2008, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 6.4 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. The Company is required to hold securities in trust related to this potential obligation, which were $264 million and were included in Restricted cash in the Condensed Consolidated Balance Sheet as of March 31, 2009. The Company did not have any contractual reinsurance payments outstanding as of March 31, 2009. As of March 31, 2009, a liability of $97 million was included in Other liabilities in the Condensed Consolidated Balance Sheet for incurred and incurred but not reported losses associated with the Company’s mortgage reinsurance activities, which was determined on an undiscounted basis. During the three months ended March 31, 2009, the Company recorded expense associated with the liability for estimated losses of $14 million within Loan servicing income in the Condensed Consolidated Statement of Operations.

11.	Accumulated Other Comprehensive Loss

The components of total comprehensive (loss) income are summarized as follows:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Net income attributable to PHH Corporation	$2	$30

Other comprehensive loss:
Currency translation adjustments	(4)	(4)

Total other comprehensive loss	(4)	(4)

Total comprehensive (loss) income	$(2)	$26

The after-tax components of Accumulated other comprehensive loss were as follows:

			Accumulated
	Currency		Other
	Translation	Pension	Comprehensive
	Adjustment	Adjustment	Loss
	(In millions)

Balance at December 31, 2008	$6	$(9)	$(3)
Change during 2009	(4)	—	(4)

Balance at March 31, 2009	$2	$(9)	$(7)

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

The Company determines fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs. The Company uses unobservable inputs when observable inputs are not available. Adjustments may be made to reflect the assumptions that market participants would use in pricing the asset or liability. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness and liquidity. The incorporation of counterparty credit risk did not have a significant impact on the valuation of the Company’s assets and liabilities recorded at fair value on a recurring basis as of March 31, 2009.

The Company has classified assets and liabilities measured at fair value on a recurring basis pursuant to the valuation hierarchy as follows:

Mortgage Loans Held for Sale.  The Company’s mortgage loans are generally classified within Level Two of the valuation hierarchy; however, as of March 31, 2009, the Company’s Scratch and Dent (as defined below), second-lien, certain non-conforming and construction loans are classified within Level Three due to the lack of observable pricing data.

The following table reflects the difference between the carrying amount of MLHS, measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of March 31, 2009:

			Aggregate
			Unpaid
			Principal
			Balance
		Aggregate	(Under)
		Unpaid	Over
	Carrying	Principal	Carrying
	Amount	Balance	Amount
	(In millions)

Mortgage loans held for sale:
Total	$1,961	$1,958	$(3)
Loans 90 or more days past due and on non-accrual status	14	27	13

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The components of the Company’s MLHS, recorded at fair value, were as follows:

March 31,
2009
(In millions)

First mortgages:
Conforming(1)	$1,834
Non-conforming	17
Alt-A(2)	2
Construction loans	30

Total first mortgages	1,883

Second lien	32
Scratch and Dent(3)	45
Other	1

Total	$1,961

(1)	Represents mortgages that conform to the standards of the GSEs.

(2)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgages with origination flaws or performance issues.

Investment Securities.  Due to the inactive, illiquid market for these securities and the significant unobservable inputs used in their valuation, the Company’s Investment securities are classified within Level Three of the valuation hierarchy.

Derivative Instruments.  The fair values of the Company’s derivative instruments that are measured at fair value on a recurring basis, other than IRLCs, are classified within Level Two of the valuation hierarchy. Due to the unobservable inputs used by the Company and the inactive, illiquid market for IRLCs, the Company’s IRLCs are classified within Level Three of the valuation hierarchy.

Mortgage Servicing Rights.  The Company’s MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the inactive market for such assets.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2009 were as follows:

				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)

Assets:
Mortgage loans held for sale	$—	$1,836	$125	$—	$1,961
Mortgage servicing rights	—	—	1,223	—	1,223
Investment securities	—	—	32	—	32
Other assets:
Derivative assets	—	25	123	(6)	142
Other assets	1	—	—	—	1
Liabilities:
Other liabilities:
Derivative liabilities	—	57	2	(7)	52

(1)	Adjustments to arrive at the carrying amounts of assets and liabilities presented in the Condensed Consolidated Balance Sheet which represent the effect of netting the payable or receivable and cash collateral held or placed with the same counterparties under master netting arrangements between the Company and its counterparties.

The Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2008 were as follows:

	Level	Level	Level
	One	Two	Three	Netting(1)	Total
	(In millions)

Assets:
Mortgage loans held for sale	$—	$829	$177	$—	$1,006
Mortgage servicing rights	—	—	1,282	—	1,282
Investment securities	—	—	37	—	37
Other assets:
Derivative assets	—	18	71	(2)	87
Other assets	1	—	—	—	1
Liabilities:
Other liabilities:
Derivative liabilities	—	36	1	(2)	35

(1)	Adjustments to arrive at the carrying amounts of assets and liabilities presented in the Condensed Consolidated Balance Sheet which represent the effect of netting the payable or receivable with the same counterparties under master netting arrangements between the Company and its counterparties.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The activity in the Company’s assets and liabilities that were classified within Level Three of the valuation hierarchy during the three months ended March 31, 2009 consisted of:

				Purchases,	Transfers
	Balance,	Realized		Issuances	Out of		Balance,
	Beginning	and Unrealized		and	Level		End
	of	(Losses)		Settlements,	Three,		of
	Period	Gains		net	net		Period
	(In millions)

Mortgage loans held for sale	$177	$(17)		$(29)	$(6	)(1)	$125
Mortgage servicing rights	1,282	(163	)(2)	104	—		1,223
Investment securities	37	(2)		(3)	—		32
Derivatives, net	70	169		(118)	—		121

(1)	Represents Scratch and Dent loans that were foreclosed upon and construction loans that converted to first mortgages during the three months ended March 31, 2009. The Company’s mortgage loans in foreclosure are measured at fair value on a non-recurring basis, as discussed in further detail below.

(2)	Represents the reduction in the fair value of MSRs due to the realization of expected cash flows from the Company’s MSRs and the change in fair value of the Company’s MSRs due to changes in market inputs and assumptions used in the MSR valuation model.

The activity in the Company’s assets and liabilities that were classified within Level Three of the valuation hierarchy during the three months ended March 31, 2008 consisted of:

				Purchases,
	Balance,	Realized		Issuances	Transfers		Balance,
	Beginning	and Unrealized		and	Out of		End
	of	Gains		Settlements,	Level		of
	Period	(Losses)		net	Three		Period
	(In millions)

Mortgage loans held for sale	$59	$1		$7	$(11	)(1)	$56
Mortgage servicing rights	1,502	(136	)(2)	100	—		1,466
Investment securities	34	6		(1)	—		39
Derivatives, net	(9)	78		(34)	—		35

(1)	Represents construction loans that converted to first mortgages during the three months ended March 31, 2008.

(2)	Represents the reduction in the fair value of MSRs due to the realization of expected cash flows from the Company’s MSRs and the change in fair value of the Company’s MSRs due to changes in market inputs and assumptions used in the MSR valuation model.

The Company’s realized and unrealized gains and losses during the three months ended March 31, 2009 related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statement of Operations as follows:

	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
	(In millions)

Gain on mortgage loans, net	$(19)	$—	$—	$169
Change in fair value of mortgage servicing rights	—	(163)	—	—
Mortgage interest income	2	—	—	—
Other income	—	—	(2)	—

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company’s realized and unrealized gains and losses during the three months ended March 31, 2008 related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statement of Operations as follows:

	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
	(In millions)

Gain on mortgage loans, net	$—	$—	$—	$78
Change in fair value of mortgage servicing rights	—	(136)	—	—
Mortgage interest income	1	—	—	—
Other income	—	—	6	—

The Company’s unrealized gains and losses during the three months ended March 31, 2009 included in the Condensed Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheet as of March 31, 2009 were as follows:

Change in
Fair Value
	Gain on	of Mortgage	Mortgage
	Mortgage	Servicing	Interest	Other
	Loans, net	Rights	Income	Income
(In millions)

Unrealized gain (loss)	$101	$(71)	$1	$(2)

The Company’s unrealized gains and losses during the three months ended March 31, 2008 included in the Condensed Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that were included in the Condensed Consolidated Balance Sheet as of March 31, 2008 were as follows:

Change in
Fair Value
	Gain on	of Mortgage	Mortgage
	Mortgage	Servicing	Interest	Other
	Loans, net	Rights	Income	Income
(In millions)

Unrealized gain (loss)	$35	$(76)	$1	$6

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

The Company’s mortgage loans in foreclosure and REO, which are included in Other assets in the Condensed Consolidated Balance Sheets, are evaluated for impairment against a fair value measurement on a non-recurring basis. The evaluation of impairment reflects an estimate of losses currently incurred at the balance sheet date, which will likely not be recoverable from guarantors, insurers or investors. The impairment of mortgage loans in foreclosure, which represents the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by the Company on those loans, is based on the fair value of the underlying collateral, determined on a loan level basis, less costs to sell. The Company estimates the fair value of

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

the collateral by considering appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions. The Company records REO, which are acquired from mortgagors in default, at the lower of adjusted carrying amount at the time the property is acquired, or fair value, less estimated costs to sell. The Company estimates the fair value of REO using appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions.

As of March 31, 2009, the carrying value of the Company’s mortgage loans in foreclosure was $99 million, net of an allowance for probable losses of $19 million, which was based upon fair value measurements from Level Two of the valuation hierarchy. As of December 31, 2008, the carrying value of the Company’s mortgage loans in foreclosure was $89 million, net of an allowance for probable losses of $24 million, which was based upon fair value measurements from Level Two of the valuation hierarchy. As of March 31, 2009, real estate owned were $25 million, net of a $24 million adjustment to record these amounts at their estimated net realizable value, which was based upon fair value measurements from Level Two of the valuation hierarchy. As of December 31, 2008, real estate owned were $30 million, net of a $25 million adjustment to record these amounts at their estimated net realizable value.

13.	Variable Interest Entities

The Company determines whether an entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary at the date of initial involvement with the entity. The Company reassesses whether it is the primary beneficiary of a VIE upon certain events that affect the VIE’s equity investment at risk and upon certain changes in the VIE’s activities. In determining whether it is the primary beneficiary, the Company considers the purpose and activities of the VIE, including the variability and related risks the VIE incurs and transfers to other entities and their related parties. Based on these factors, the Company makes a qualitative assessment and, if inconclusive, a quantitative assessment of whether it would absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual returns. If the Company determines that it is the primary beneficiary of the VIE, the VIE is consolidated within the Company’s Consolidated Financial Statements.

Mortgage Venture

For the three months ended March 31, 2009, approximately 33% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 77% were originated by the Mortgage Venture. During the three months ended March 31, 2009, the Company purchased $1.1 billion of mortgage loans from the Mortgage Venture under the terms of a loan purchase agreement with the Mortgage Venture, whereby the Mortgage Venture has committed to sell, and the Company has agreed to purchase, certain loans originated by the Mortgage Venture. As of March 31, 2009, the Company had outstanding commitments to purchase $765 million of MLHS and fulfilled IRLCs resulting in closed mortgage loans from the Mortgage Venture.

As of March 31, 2009, there was $40 million outstanding under a $75 million unsecured subordinated intercompany line of credit between the Company and the Mortgage Venture (the “Intercompany Line of Credit”). As of March 31, 2009, borrowings under this variable-rate facility bore interest at 3.5%. During the three months ended March 31, 2009, the Company did not receive any distributions from the Mortgage Venture or make any capital contributions to support the Mortgage Venture. The Company has been the primary beneficiary of the Mortgage Venture since its inception, and current period events did not change the decision regarding whether or not to consolidate the Mortgage Venture.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The assets and liabilities of the Mortgage Venture, consolidated with its subsidiaries, included in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2009 are as follows:

	March 31,
	2009
	(In millions)

ASSETS
Cash	$9
Restricted cash	28
Mortgage loans held for sale	213
Accounts receivable, net	4
Property, plant and equipment, net	1
Other assets	12

Total assets(1)	$267

LIABILITIES
Accounts payable and accrued expenses	$14
Debt	122
Other liabilities	9

Total liabilities	$145	(2)

(1)	See Note 8, “Debt and Borrowing Arrangements” for assets held as collateral related to the Mortgage Venture’s borrowing arrangements, which are not available to pay the Mortgage Venture’s general obligations.

(2)	Total liabilities excludes $25 million of intercompany payables and $40 million outstanding under the Intercompany Line of Credit.

As of March 31, 2009, the Company’s investment in the Mortgage Venture was $86 million. In addition to this investment, the Company had $65 million in receivables, including $40 million outstanding under the Intercompany Line of Credit, from the Mortgage Venture as of March 31, 2009. During the three months ended March 31, 2009, the Mortgage Venture originated $2.3 billion of residential mortgage loans. The Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 includes a Net income for the Mortgage Venture of $8 million (before $4 million of net income attributable to noncontrolling interest, which represents Realogy’s share of the Net income).

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Chesapeake and D.L. Peterson Trust

The consolidated assets and liabilities of Chesapeake, Chesapeake Finance Holdings LLC and D.L. Peterson Trust included in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2009 are as follows:

March 31,
2009
(In millions)

ASSETS
Cash and cash equivalents	$3
Restricted cash(1)	342
Accounts receivable	21
Net investment in fleet leases	3,517
Other assets	2

Total assets(2)	$3,885

LIABILITIES
Debt(3)	3,300
Other liabilities	6

Total liabilities	$3,306

(1)	Restricted cash primarily relates to amounts specifically designated to repay debt and/or to provide over-collateralization related to the Company’s vehicle management asset-backed debt arrangements.

(2)	See Note 8, “Debt and Borrowing Arrangements” for assets held as collateral related to Chesapeake’s borrowing arrangements, which are not available to pay the Company’s general obligations.

(3)	During the three months ended March 31, 2009, the Company elected to allow the variable funding notes issued by Chesapeake to amortize in accordance with their terms, during which time the Company will be unable to borrow additional amounts under these notes. See Note 8, “Debt and Borrowing Arrangements” for additional information regarding the variable funding notes issued by Chesapeake.

14.	Segment Information

The Company conducts its operations through three business segments: Mortgage Production, Mortgage Servicing and Fleet Management Services. Certain income and expenses not allocated to the three reportable segments and intersegment eliminations are reported under the heading Other.

The Company’s management evaluates the operating results of each of its reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss before income tax provision or benefit and after net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy Corporation’s noncontrolling interest in the profits and losses of the Mortgage Venture.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Net Revenues			Segment Profit (Loss)(1)
	Three Months			Three Months
	Ended March 31,			Ended March 31,
	2009(2)	2008(2)	Change	2009(2)	2008(2)	Change
	(In millions)

Mortgage Production segment	$248	$126	$122	$113	$(10)	$123
Mortgage Servicing segment	(74)	19	(93)	(118)	(16)	(102)

Total Mortgage Services	174	145	29	(5)	(26)	21
Fleet Management Services segment	414	448	(34)	7	24	(17)

Total reportable segments	588	593	(5)	2	(2)	4
Other(3)	(1)	49	(50)	—	42	(42)

Total Company	$587	$642	$(55)	$2	$40	$(38)

(1)	The following is a reconciliation of Income before income taxes to segment profit:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Income before income taxes	$5	$44
Less: net income attributable to noncontrolling interest	3	4

Segment profit	$2	$40

(2)	Net revenues and segment profit (loss) for the three months ended March 31, 2009 and 2008 were negatively impacted by unfavorable Valuation adjustments related to mortgage servicing rights of $163 million and $110 million, respectively. During the year ended December 31, 2008, the Company made the decision to close out substantially all of its derivatives related to MSRs, which resulted in volatility in the results of operations of its Mortgage Servicing segment.

(3)	Net revenues reported under the heading Other for the three months ended March 31, 2009 represent intersegment eliminations. Net revenues reported under the heading Other for the three months ended March 31, 2008 represent amounts not allocated to the Company’s reportable segments, primarily related to a terminated merger agreement with General Electric Capital Corporation (the “Terminated Merger Agreement”), and intersegment eliminations. Segment profit of $42 million reported under the heading Other for the three months ended March 31, 2008 represents income related to the Terminated Merger Agreement.

The Company’s Total assets by segment were as follows:

				Fleet
	Mortgage	Mortgage	Total	Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other	Total
	(In millions)

Assets at March 31, 2009	$2,225	$1,996	$4,221	$4,805	$27	$9,053
Assets at December 31, 2008	1,228	2,056	3,284	4,956	33	8,273

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and our Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Form 10-Q”) and “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (our“2008 Form 10-K”).

Overview

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”) which includes PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”). PHH Home Loans is a mortgage venture that we maintain with Realogy Corporation (“Realogy”) that began operations in October 2005. Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originated. Our Mortgage Servicing segment also purchases mortgage servicing rights (“MSRs”) and acts as a subservicer for certain clients that own the underlying MSRs. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States (“U.S.”) and Canada through PHH Vehicle Management Services Group LLC (“PHH Arval”).

Mortgage Production and Mortgage Servicing Segments

Regulatory Trends

The U.S. economy has experienced a continued recession, which some economists are projecting will be prolonged and severe, the timing, extent and severity of which could result in increased delinquencies, continued home price depreciation and lower home sales. In response to these trends, the U.S. government has taken several actions which are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. These actions are intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes. Some of these key actions that were enacted in 2008 and are expected to impact the mortgage industry are: (i) the Housing and Economic Recovery Act of 2008, (ii) the conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), (iii) the Emergency and Economic Stabilization Act of 2008 and (iv) the Board of Governors of the Federal Reserve System’s (the “Federal Reserve”) purchase of direct obligations of Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Government Sponsored Entities” or “GSEs”).

In addition to the actions taken during 2008, the federal government has utilized additional measures during the first quarter of 2009 in an attempt to stabilize the U.S. housing market and protect borrowers from potential foreclosure. These new initiatives are as follows:

•	Expansion of the Federal Reserve’s Purchase of the Direct Obligations of GSEs: On March 18, 2009, the Federal Reserve further increased its prior commitment, announced on November 25, 2008, to purchase up to $500 billion in GSE direct obligations under the program with the Federal Reserve’s primary dealers through a series of competitive auctions and to utilize the Federal Reserve’s Balance Sheet to purchase up to $1.25 trillion in mortgage-backed securities (“MBS”). The Federal Reserve specifically targeted the maintenance of low mortgage interest rates in an attempt to support the housing market.

•	Homeowner Affordability and Stability Plan (“HASP”): On February 18, 2009, the federal government announced new programs intended to stem home foreclosures and to provide low cost mortgage refinancing opportunities for certain homeowners suffering from declining home prices through a variety of different measures including, but not limited to, the creation of financial incentives for homeowners, investors and servicers to refinance or modify certain existing mortgages which are delinquent, or are at risk of becoming delinquent. Some key elements of these programs, which we believe will impact the mortgage industry are as follows:

•	Maximum loan-to-value ratio (“LTV”) for refinances of existing Fannie Mae loans will be expanded to 105% of the unpaid principal balance,

•	Elimination of the requirement to obtain mortgage insurance (“MI”) on a refinanced loan if the original LTV of the existing loan does not currently have MI regardless of the LTV at the time of refinance,

•	Streamlined loan modification program for Fannie Mae loans for qualified borrowers, and

•	Enhanced economic incentive compensation for mortgage loan servicers to modify qualified loans with additional incentives for loans that continue to perform for a period of time following modification.

We expect HASP’s loan modification programs to be implemented during the second quarter of 2009 as the industry continues to evaluate the specific details of the HASP loan modification programs.

•	American Recovery and Reinvestment Act of 2009 (“ARRA”): Enacted on February 17, 2009, the AARA created tax incentives for first time home buyers for the purchase of a principal residence on or after January 1, 2009 and before December 1, 2009 and further extended the 2008 single family loan limits for GSE, the Federal Housing Administration and the Department of Veterans Affairs loans through December 31, 2009.

•	Public-Private Investment Program (“PPIP”): On March 23, 2009, the U.S. Department of Treasury (the “Treasury”), in conjunction with the Federal Deposit Insurance Corporation and the Federal Reserve, announced the PPIP, which is intended to recreate a market for, among other things, certain types of illiquid residential mortgage loans and securities through a number of joint public and private investment funds. By drawing new private capital into the market for such loans and securities through government equity coinvestment programs and public financing, the PPIP is intended to draw $500 billion to $1 trillion in new liquidity into the mortgage loan and securities purchase programs.

Although it is too early to tell what impact, if any, the PPIP will have on our Mortgage Production segment, we intend to evaluate potential transactions regarding illiquid mortgage loans that are included in our mortgage loans held for sale (“MLHS”) portfolio as of March 31, 2009 in the event that such transactions are on commercially agreeable terms to us. Additionally, we intend to continue to align our product offering with secondary market liquidity.

These specific actions by the federal government are intended to stabilize domestic residential real estate markets by increasing the availability of credit for homebuyers and existing homeowners and reduce the foreclosure rates through mortgage loan modification programs. While it is too early to tell how these initiatives may impact the industry in the long term, the actions by the Federal Reserve on November 25, 2008 and March 18, 2009, resulted in an immediate and sustained decrease in interest rates on conforming mortgage loans to historically low levels. As a result, there has been a significant industry-wide increase in refinance activity since November 25, 2008.

Although the federal government’s HASP programs are intended to improve the current trends in home foreclosures, some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether. Such regulatory changes in the foreclosure process could increase servicing costs and reduce the ultimate proceeds received on these properties if real estate values continue to decline. These changes could also have a negative impact on liquidity as we may be required to repurchase loans without the ability to sell the underlying property on a timely basis.

Since 2008 and through the filing date of this Form 10-Q, proposed legislation has been introduced before the U.S. Congress for the purpose of amending Chapter 13 in order to permit bankruptcy judges to modify certain terms in certain mortgages in bankruptcy proceedings, a practice commonly known as cramdown. Presently, Chapter 13 does not permit bankruptcy judges to modify mortgages of bankrupt borrowers. While the breadth and scope of the terms of the proposed amendments to Chapter 13 differ greatly, some commentators have suggested that such legislation could have the effect of increasing mortgage borrowing costs and thereby reducing the demand for mortgages throughout the industry. It is too early to tell when or if any of the proposed amendments to Chapter 13 may be enacted as proposed and what impact any such enacted amendments to Chapter 13 could have on the mortgage industry.

Mortgage Industry Trends

Overall Trends

The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates, the strength of the U.S. housing market and investor underwriting standards for borrower credit and LTVs. Through the first quarter of 2009, the mortgage industry has continued to utilize more restrictive underwriting standards that have made it more difficult for borrowers with less than prime credit records, limited funds for down payments or a high LTV to qualify for a mortgage. While there is uncertainty regarding their long-term impact, the HASP programs, discussed above under “—Regulatory Trends,” expands the population of eligible borrowers by expanding the maximum LTV to 105% for existing Fannie Mae loans which we believe will increase mortgage industry origination volumes throughout the remainder of 2009 as compared to 2008.

As of April 2009, Fannie Mae’s Economics and Mortgage Market Analysis forecasted an increase in industry loan originations of approximately 43% in 2009 from estimated 2008 levels, which was comprised of a 106% increase in forecasted refinance activity partially offset by a 20% decline in forecasted purchase originations. Additionally, Fannie Mae also forecasted median home prices in 2009 to decline an additional 6% compared to 2008.

In response to lower mortgage origination volumes in the first half of 2008, we implemented plans during the second half of 2008 to further reduce Salaries and related expenses in our Mortgage Production and Mortgage Servicing segments which resulted in the elimination of approximately 170 jobs, and reduced salaries expense. As of March 31, 2009, employees for our Mortgage Production and Mortgage Servicing segments was approximately 3,750, which decreased 350 and 30 from March 31, 2008 and December 31, 2008, respectively. As a result of increased refinancing activity experienced during the first quarter of 2009, and the expectation of a continued increase in refinancing activity for the remainder of 2009 primarily due to HASP programs, we have increased our workforce in our Mortgage Production segment. We have modified our cost structure and created a more flexible workforce by strategically using temporary and contract personnel in order to manage costs more efficiently in varying production volume environments; however, certain sales-related positions require the use of permanent employees due to licensing and regulatory requirements. Therefore, we may need to increase permanent staffing in response to future origination levels, which could reduce the impact of expected cost savings. We continue to evaluate our cost structure in relation to projected origination volumes in an effort to properly align our resources and expenses with expected mortgage origination volumes.

See “—Liquidity and Capital Resources—General” for a discussion of trends relating to the credit markets and the impact of these trends on our liquidity.

Mortgage Production Trends

Given the level of industry consolidation, overall industry capacity has declined in 2009 as compared to prior years. As a result, loan margins across the industry have increased to historically high levels. We believe loan margins will remain higher than previous years into the third quarter of 2009 as originators manage the additional application volumes expected from the implementation of HASP and other government programs; however, we believe that margins will eventually decline to more normalized levels once originators increase capacity or refinance activity declines.

As a result of the government programs discussed above under “—Regulatory Trends,” mortgage rates have reached historically low levels and we believe that overall refinance originations for the mortgage industry and our

Mortgage Production segment may increase during the remainder of 2009 from 2008 levels. The level of interest rates is a key driver of refinancing activity; however, there are other factors which influence the level of refinance originations, including home prices, underwriting standards and product characteristics. Refinancing activity during the remainder of 2009 may also be impacted by many borrowers who have existing adjustable-rate mortgage loans (“ARMs”) that will have their rates reset. Although short-term interest rates are at or near historically low levels, lower fixed interest rates may provide an incentive for those borrowers to seek to refinance loans subject to interest rate changes.

Although we continue to anticipate a challenging environment for purchase originations during 2009, home affordability is at higher levels driven by both declines in home prices and historically low mortgage interest rates. This greater level of housing affordability, coupled with the availability of tax incentives for first time homebuyers provided under the ARRA, could improve purchase originations for the mortgage industry during the remainder of 2009.

The majority of industry loan originations during the first quarter of 2009 were fixed-rate conforming loans and substantially all of our loans closed to be sold during the first quarter of 2009 were conforming. We continued to observe a lack of liquidity and lower valuations in the secondary mortgage market for non-conforming loans during the three months ended March 31, 2009 and we expect that this trend may continue during the remainder of 2009.

The components of our MLHS, recorded at fair value, were as follows:

March 31,
2009
(In millions)

First mortgages:
Conforming(1)	$1,834
Non-conforming	17
Alt-A(2)	2
Construction loans	30

Total first mortgages	1,883

Second lien	32
Scratch and Dent(3)	45
Other	1

Total	$1,961

(1)	Represents mortgages that conform to the standards of the GSEs.

(2)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgages with origination flaws or performance issues.

Mortgage Servicing Trends

The declining housing market and general economic conditions have continued to negatively impact our Mortgage Servicing segment as well. Industry-wide mortgage loan delinquency rates have increased and we expect they will continue to increase over 2008 levels. We expect foreclosure costs to remain higher during the remainder of 2009, as compared to historical levels, due to an increase in borrower delinquencies and declining home prices. During the three months ended March 31, 2009, we experienced increases in actual and projected repurchases, indemnifications and related loss severity associated with the representations and warranties that we provide to purchasers and insurers of our sold loans primarily due to increased delinquency rates and a decline in housing prices during the first quarter of 2009 compared to the first quarter of 2008.

A summary of the activity in foreclosure-related reserves is as follows:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Foreclosure-related reserves, January 1,	$81	$49
Realized foreclosure losses	(15)	(6)
Increase in foreclosure reserves	22	11

Foreclosure-related reserves, March 31,	$88	$54

The HASP loan modification programs, discussed above under “—Regulatory Trends,” provide an opportunity for mortgage servicers to modify existing mortgages, subject to certain requirements, in return for a modification fee and additional financial incentives if the modified loan remains current. Specifically for Fannie Mae loans, servicers will receive compensation of $1,000 per loan modified under this program and an additional $1,000 per year for three years under certain circumstances depending upon the extent of the modification and performance of the modified loan. Additionally, the HASP loan modification programs could provide additional guidelines for refinancing loans that may not be eligible for modification. We believe that these programs provide additional opportunities for our Mortgage Servicing segment and could reduce our exposure to future foreclosure-related losses.

During the third quarter of 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness of the hedge given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008, which resulted in volatility in the results of operations for our Mortgage Servicing segment during the first quarter of 2009. As of March 31, 2009, there were no open derivatives related to MSRs. Our decisions regarding levels, if any, of our derivatives related to MSRs could result in continued volatility in the results of operations for our Mortgage Servicing segment during the remainder of 2009.

As of March 31, 2009, Atrium Insurance Corporation (“Atrium”) had outstanding reinsurance agreements with four primary mortgage insurers, one of which was active and three were inactive and in runoff. While in runoff, Atrium will continue to collect premiums and have risk of loss on the current population of loans reinsured, but may not add to that population of loans. We are still evaluating other potential reinsurance structures with these primary mortgage insurers, but have not reached any agreements as of the filing date of this Form 10-Q. (See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q for additional information regarding mortgage reinsurance.)

Although HASP loan modification programs, discussed above under “—Regulatory Trends,” could reduce our exposure to reinsurance losses through the loan modification and refinance programs, continued increases in mortgage loan delinquency rates and lower home prices could continue to have a further negative impact on our reinsurance business. While there were no paid losses under reinsurance agreements during the three months ended March 31, 2009, reinsurance related reserves increased by $14 million to $97 million, reflective of the recent trends. As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, we expect to increase our reinsurance related reserves during the remainder of 2009 as anticipated losses become incurred. We expect to begin to pay claims for certain book years and reinsurance agreements during the remainder of 2009. We hold securities in trust related to our potential obligation to pay such claims, which were $264 million and were included in Restricted cash in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2009. We believe that this amount is significantly higher than the expected claims.

Fleet Management Services Segment

Fleet Industry Trends

Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services. The U.S. commercial fleet management services market has continued to experience little or no growth over the last several years as reported by the Automotive Fleet 2008, 2007 and 2006 Fact Books. Our Fleet Management Services segment depends upon the North American automotive industry to supply our clients with new vehicles. North American automobile manufacturers have experienced declining market shares; challenging labor relations and labor costs; and significant structural costs that have affected their profitability and may ultimately result in severe financial difficulty, including their possible bankruptcy. As a result of these conditions and the fact that the U.S. economy has experienced a continued economic recession, the North American automobile manufacturers are experiencing a dramatic decline in the demand for new vehicle production thus far in 2009. The North American automobile manufacturers are projecting continued lower demand for new vehicle production during the remainder of 2009 in comparison to 2008 levels. Additionally, we believe the softening of prices for certain used vehicles in the market during the first quarter of 2009 in comparison to the first quarter of 2008 has resulted in a decrease in demand for new cars as fleet clients delay the timing of obtaining replacement vehicles.

We believe that these trends have been reflected in our Fleet Management Services segment, as we experienced a decline in our leased units in the first quarter of 2009, and we expect that this trend will also continue during the remainder of 2009 in comparison to 2008. However, we expect that as the timing of obtaining replacement vehicles by our fleet clients is delayed and as a result the fleets of our Fleet Management Services segment’s clients age, they may require greater levels of maintenance service and other fee-based products. Additionally, during 2008 and through the filing date of this Form 10-Q, many companies in a variety of industries, including those of our Fleet Management Services segment’s clients, sought to reduce costs through reductions in headcount, and as such, the average unit counts of our Fleet Management Services have decreased during the first quarter of 2009 and we expect that they may continue to decrease during the remainder of 2009 in comparison to 2008. See “Item 1A. Risk Factors—Risks Related to our Business—Conditions in the North American automotive industry may adversely affect the business, financial condition, results of operations or cash flows of our Fleet Management Services Segment.” in our 2008 Form 10-K for additional discussion regarding the potential impact on our Fleet Management Services segment in the event that one of the North American automobile manufacturers were to file for bankruptcy.

The credit markets have experienced extreme volatility and disruption over the past year, which intensified during the second half of 2008 and through the filing date of this Form 10-Q. This trend continues to impact the commercial fleet management services industry and has constrained, and we expect will continue to constrain, certain traditionally available sources of funds for this industry. On February 26, 2009 and March 27, 2009 (the “Scheduled Expiry Dates”), we elected to allow the Series 2006-2 and Series 2006-1 notes issued by Chesapeake Funding LLC (“Chesapeake”), respectively, to amortize in accordance with their terms. We expect that the amortization of the Series 2006-2 and Series 2006-1 notes, in combination with the suspension of additional orders from clients with whom we are unable to come to mutual agreement on new pricing and anticipated slowdown in factory orders caused by the broader deterioration in the overall economy will negatively impact the volume of vehicle leases for the remainder of 2009. As the amortization period for the majority of our borrowing arrangements for our Fleet Management Services segment has begun, we expect the cost of funds to increase with respect to any new borrowing arrangements that we may enter into. See “—Liquidity and Capital Resources—General” for a discussion of trends relating to the credit markets and the impact of these trends on our liquidity, “—Liquidity and Capital Resources—Indebtedness—Vehicle Management Asset-Backed Debt” for further discussion regarding the amortization of the Series 2006-2 notes and Series 2006-1 notes and “Item 1A. Risk Factors—Adverse developments in the asset-backed securities market have negatively affected the availability of funding and our cost of funds, which could have a material adverse effect on our business, financial position, results of operations or cash flows.” for additional information.

On March 19, 2009, the Federal Reserve announced its expansion of the Term Asset Backed Securities Loan Facility (“TALF”) to include asset-backed securities backed by commercial fleet leases and the implementation and pricing of the first TALF transaction. While we intend to continue our negotiations with the Chesapeake lenders to renew all or a portion of the Series 2006-1 notes and Series 2006-2 notes on terms that are acceptable to us, we are also pursuing alternative sources of potential funding, including anticipated issuances of TALF eligible securities to private investors during the remainder of 2009, although, there can be no assurance that we will be successful in these funding efforts.

We continue to evaluate various opportunities to reduce costs in our Fleet Management Services segment to better align our resources and expenses with anticipated volumes. At the end of the fourth quarter of 2008, we eliminated approximately 100 positions, and as a result we incurred severance and outplacement costs of approximately $5 million. These alternatives benefited pre-tax results for the three months ended March 31, 2009 by approximately $1 million, and we estimate will benefit the remainder of 2009 by approximately $7 million. Additionally, we have worked to modify the lease pricing associated with billings to the clients of our Fleet Management Services segment to correlate more closely with our underlying cost of funds, which we believe is also reflective of revised pricing throughout the fleet management industry.

See “—Liquidity and Capital Resources—General” for information regarding additional trends in the credit markets.

Results of Operations—First Quarter 2009 vs. First Quarter 2008

Consolidated Results

Our consolidated results of operations for the first quarters of 2009 and 2008 were comprised of the following:

	Three Months
	Ended March 31,
	2009(1)	2008(1)	Change
	(In millions)

Net revenues	$587	$642	$(55)
Total expenses	582	598	(16)

Income before income taxes	5	44	(39)
Provision for income taxes	—	10	(10)

Net income	$5	$34	$(29)

(1)	Net revenues and Income before income taxes for the first quarters of 2009 and 2008 were negatively impacted by unfavorable Valuation adjustments related to mortgage servicing rights, net of $163 million and $110 million, respectively. During 2008, we made the decision to close out substantially all of our derivatives related to MSRs, which resulted in volatility in the results of operations for our Mortgage Servicing segment during the first quarter of 2009. See “—Segment Results—Mortgage Servicing Segment” for further discussion.

During the first quarter of 2009, our Net revenues decreased by $55 million (9%) compared to the first quarter of 2008, due to decreases of $93 million in our Mortgage Servicing segment, $50 million in other revenue, primarily related to a terminated merger agreement with General Electric Capital Corporation (the “Terminated Merger Agreement”) recognized during the first quarter of 2008, not allocated to our reportable segments and $34 million in our Fleet Management Services segment that were partially offset by a $122 million increase in our Mortgage Production segment. Our Income before income taxes decreased by $39 million (89%) during the first quarter of 2009 compared to the first quarter of 2008 due to unfavorable changes of $102 million in our Mortgage Servicing segment, $42 million in other income, primarily related to the Terminated Merger Agreement recognized during the first quarter of 2008, not allocated to our reportable segments and $17 million in our Fleet Management Services segments, that were partially offset by a favorable change of $122 million in our Mortgage Production segment.

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

During the first quarter of 2009, the Provision for income taxes was not significant, but was impacted by a $2 million decrease in valuation allowances for deferred tax assets (primarily due to the reduction of loss carryforwards as a result of taxable income generated during the first quarter of 2009). Due to our mix of income and loss from our operations by entity and state income tax jurisdiction, there was a significant difference between the state effective income tax rates during the first quarters of 2009 and 2008.

During the first quarter of 2008, the Provision for income taxes was $10 million and was significantly impacted by a $7 million decrease in valuation allowances for deferred tax assets (primarily due to the reduction of loss carryforwards as a result of taxable income generated during the first quarter of 2008) and a $1 million increase in liabilities for income tax contingencies.

Segment Results

Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments and intersegment eliminations are reported under the heading Other. Our management evaluates the operating results of each of our reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss before income tax provision or benefit and after net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy’s noncontrolling interest in the profits and losses of the Mortgage Venture.

Our segment results were as follows:

	Net Revenues			Segment Profit (Loss)(1)
	Three Months			Three Months
	Ended March 31,			Ended March 31,
	2009(2)	2008(2)	Change	2009(2)	2008(2)	Change
	(In millions)

Mortgage Production segment	$248	$126	$122	$113	$(10)	$123
Mortgage Servicing segment	(74)	19	(93)	(118)	(16)	(102)

Total Mortgage Services	174	145	29	(5)	(26)	21
Fleet Management Services segment	414	448	(34)	7	24	(17)

Total reportable segments	588	593	(5)	2	(2)	4
Other(3)	(1)	49	(50)	—	42	(42)

Total Company	$587	$642	$(55)	$2	$40	$(38)

(1)	The following is a reconciliation of Income before income taxes to segment profit:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Income before income taxes	$5	$44
Less: net income attributable to noncontrolling interest	3	4

Segment profit	$2	$40

(2)	Net revenues and segment profit (loss) for the first quarters of 2009 and 2008 were negatively impacted by unfavorable Valuation adjustments related to mortgage servicing rights of $163 million and $110 million, respectively. During 2008, we made the decision to close out substantially all of our derivatives related to MSRs, which resulted in volatility in the results of operations for our Mortgage Servicing segment during the first quarter of 2009. See “—Segment Results—Mortgage Servicing Segment” for further discussion.

(3)	Net revenues reported under the heading Other for the first quarter of 2009 represent intersegment eliminations. Net revenues reported under the heading Other for first quarter of 2008 represent amounts not allocated to our reportable segments, primarily related to the Terminated Merger Agreement and intersegment eliminations. Segment profit of $42 million reported under the heading Other for the first quarter of 2008 represents income related to the Terminated Merger Agreement.

Mortgage Production Segment

Net revenues increased by $122 million (97%) during the first quarter of 2009 compared to the first quarter of 2008. As discussed in greater detail below, the increase in Net revenues was due to a $116 million increase in Gain on mortgage loans, net, a $6 million increase in Mortgage fees and a $1 million increase in Other income that were partially offset by a $1 million increase in Mortgage net finance expense.

Segment profit (loss) changed favorably by $123 million during the first quarter of 2009 compared to the first quarter of 2008 primarily due to the $122 million increase in Net revenues. Total expenses during the first quarter of 2009 remained consistent with the first quarter of 2008 as increases of $3 million in Other operating expenses and $1 million in Salaries and related expenses were offset by decreases of $3 million in Occupancy and other office expenses and $1 million in Other depreciation and amortization.

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended March 31,
	2009	2008	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$7,307	$7,100	$207	3%
Fee-based closings	1,589	2,850	(1,261)	(44)%

Total closings	$8,896	$9,950	$(1,054)	(11)%

Purchase closings	$2,586	$4,749	$(2,163)	(46)%
Refinance closings	6,310	5,201	1,109	21%

Total closings	$8,896	$9,950	$(1,054)	(11)%

Fixed rate	$7,615	$6,193	$1,422	23%
Adjustable rate	1,281	3,757	(2,476)	(66)%

Total closings	$8,896	$9,950	$(1,054)	(11)%

Number of loans closed (units)	39,348	42,123	(2,775)	(7)%

Average loan amount	$226,082	$236,225	$(10,143)	(4)%

Loans sold	$5,925	$6,420	$(495)	(8)%

Applications	$15,724	$17,764	$(2,040)	(11)%

IRLCs expected to close	$7,555	$7,626	$(71)	(1)%

	Three Months
	Ended March 31,
	2009	2008	Change	% Change
	(In millions)

Mortgage fees	$61	$55	$6	11%

Gain on mortgage loans, net	188	72	116	161%

Mortgage interest income	22	25	(3)	(12)%
Mortgage interest expense	(24)	(26)	2	8%

Mortgage net finance expense	(2)	(1)	(1)	(100)%
Other income	1	—	1	n/m (1)

Net revenues	248	126	122	97%

Salaries and related expenses	79	78	1	1%
Occupancy and other office expenses	8	11	(3)	(27)%
Other depreciation and amortization	3	4	(1)	(25)%
Other operating expenses	42	39	3	8%

Total expenses	132	132	—	—

Income (loss) before income taxes	116	(6)	122	n/m (1)
Less: net income attributable to noncontrolling interest	3	4	(1)	(25)%

Segment profit (loss)	$113	$(10)	$123	n/m (1)

(1)	n/m—Not meaningful.

Mortgage Fees

Loans closed to be sold and fee-based closings are the key drivers of Mortgage fees. Loans purchased from financial institutions are included in loans closed to be sold while loans originated by us and retained by financial institutions are included in fee-based closings.

Mortgage fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings. Fee income consists of amounts earned related to application and underwriting fees, fees on cancelled loans and appraisal and other income generated by our appraisal services business. Fee income also consists of amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from our private-label mortgage outsourcing activities. Fees associated with the origination and acquisition of MLHS are recognized as earned.

Mortgage fees increased by $6 million (11%), despite an 11% decrease in total closings, primarily due to an increase in first mortgage retail originations, which represent mortgage loans originated through our teleservices and field sales professionals platforms, coupled with the impact of a decrease in second-lien originations that were partially offset by a change in mix between fee-based closings and loans closed to be sold during the first quarter of 2009 compared to the first quarter of 2008. Mortgage fees associated with retail originations are generally higher than those associated with closed mortgage loan purchases, as we have a greater involvement in the origination process. Additionally, mortgage fees associated with first mortgages are generally higher than those associated with second-lien loans. The change in mix between fee-based closings and loans closed to be sold was primarily due to a decrease in fee-based closings from our financial institutions clients during the first quarter of 2009 compared to the first quarter of 2008. Mortgage interest rates declined to historic lows during the fourth quarter of 2008 and first quarter of 2009, which resulted in a greater percentage of fixed-rate conforming mortgage loan originations, whereas our fee-based closings from our financial institutions clients have historically consisted of a greater percentage of adjustable-rate loans.

Gain on Mortgage Loans, Net

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

Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”) on January 1, 2008, our IRLCs and loan-related derivatives were initially recorded at zero value at inception with changes in fair value recorded as a component of Gain on mortgage loans, net. Pursuant to the transition provisions of SAB 109, we recognized a benefit to Gain on mortgage loans, net during the first quarter of 2008 of approximately $30 million, as the value attributable to servicing rights related to IRLCs as of January 1, 2008 was excluded from the transition adjustment for the adoption of SFAS No. 157, “Fair Value Measurements.”

The components of Gain on mortgage loans, net were as follows:

	Three Months
	Ended March 31,
	2009	2008	Change	% Change
	(In millions)

Gain on loans	$199	$110	$89	81%
Change in fair value of MLHS and related derivatives:
Decline in valuation of ARMs	—	(19)	19	100%
Decline in valuation of Scratch and Dent loans	(3)	(16)	13	81%
Decline in valuation of second-lien loans	(3)	—	(3)	n/m (1)
Decline in valuation of construction loans	(4)	—	(4)	n/m (1)
Decline in valuation of jumbo loans	—	(7)	7	100%
Economic hedge results	(1)	(26)	25	96%

Total change in fair value of MLHS and related derivatives	(11)	(68)	57	84%

Benefit of transition provision of SAB 109	—	30	(30)	n/m (1)

Gain on mortgage loans, net	$188	$72	$116	161%

(1)	n/m—Not meaningful.

Gain on mortgage loans, net increased by $116 million (161%) from the first quarter of 2008 to the first quarter of 2009 due to an $89 million increase in gain on loans and a $57 million favorable variance from the change in fair value of MLHS and related derivatives that were partially offset by the $30 million benefit of the transition provision of SAB 109 during the first quarter of 2008.

The $89 million increase in gain on loans during the first quarter of 2009 compared to the first quarter of 2008 was primarily due to significantly higher margins partially offset by the 1% decrease in IRLCs expected to close. The significantly higher margins during the first quarter of 2009 were primarily attributable to an increase in industry refinance activity for conforming first mortgage loans, resulting from lower mortgage interest rates, coupled with lower overall industry capacity. Loan margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity.

The $57 million favorable variance from the change in fair value of MLHS and related derivatives was due to a $25 million favorable variance from economic hedge results and a $32 million reduction in unfavorable valuation adjustments for certain mortgage loans. The favorable variance from economic hedge results was primarily due to a decrease in hedge losses due to a decrease in hedge costs during the first quarter of 2009 compared to the first quarter of 2008 and a favorable change in mortgage interest rates. The reduction in unfavorable valuation adjustments for certain mortgage loans was due to a reduction in unfavorable adjustments related to ARMs, Scratch and Dent and jumbo loans that were partially offset by an increase in unfavorable adjustments related to second-lien and construction loans. The unfavorable valuation adjustments for construction, Scratch and Dent and second-lien loans during the first quarter of 2009 were primarily due to decreases in the collateral values and credit performance of these loans. The unfavorable valuation adjustments for ARMs, Scratch and Dent and jumbo loans during the first quarter of 2008 were primarily due to the lack of liquidity and lower valuations in the secondary mortgage market for these types of loans.

Mortgage Net Finance Expense

Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment increased by $1 million (100%) during the first quarter of 2009 compared to the first quarter of 2008 due to a $3 million (12%) decrease in Mortgage interest income that was partially offset by a $2 million (8%) decrease in Mortgage interest expense. The $3 million decrease in Mortgage interest income was primarily due to lower interest rates related to loans held for sale and a lower average volume of loans held for sale. The $2 million decrease in Mortgage interest expense was attributable to a lower cost of funds from our outstanding borrowings. The lower cost of funds from our outstanding borrowings was primarily attributable to a decrease in short-term interest rates. A significant portion of our loan originations are funded with variable-rate short-term debt. The average daily one-month London Interbank Offered Rate (“LIBOR”), which is used as a benchmark for short-term rates, decreased by 285 basis points (“bps”) during the first quarter of 2009 compared to the first quarter of 2008.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses increased by $1 million (1%) during the first quarter of 2009 compared to the first quarter of 2008, due to a $6 million increase in management incentives and a $2 million increase in costs associated with temporary and contract personnel that were almost completely offset by a $7 million decrease in salaries and related benefits. The decrease in salaries and related benefits was primarily attributable to a reduction in average full-time equivalent employees for the first quarter of 2009 compared to the first quarter of 2008 and a decrease in commission expense, primarily due to the 11% decrease in total closings.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses increased by $3 million (8%) during the first quarter of 2009 compared to the first quarter of 2008, despite an 11% decrease in total closings, primarily due to the increase in first mortgage retail originations due to the greater involvement that is required by us in the origination process as compared to second-lien retail originations and closed mortgage loan purchases.

Mortgage Servicing Segment

Net revenues changed unfavorably by $93 million during the first quarter of 2009 compared to the first quarter of 2008. As discussed in greater detail below, the unfavorable change in Net revenues was due to unfavorable changes of $53 million in Valuation adjustments related to mortgage servicing rights, $19 million in Mortgage net finance (expense) income, $12 million in Loan servicing income and $9 million in Other (expense) income.

Segment loss increased by $102 million during the first quarter of 2009 compared to the first quarter of 2008 due to the $93 million unfavorable change in Net revenues and a $9 million (26%) increase in Total expenses. The $9 million increase in Total expenses was due to a $7 million increase in Other operating expenses and a $2 million increase in Salaries and related expenses.

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended March 31,
	2009	2008	Change	% Change
	(In millions)

Average loan servicing portfolio	$149,279	$160,051	$(10,772)	(7)%

	Three Months
	Ended March 31,
	2009	2008	Change	% Change
	(In millions)

Mortgage interest income	$3	$28	$(25)	(89)%
Mortgage interest expense	(12)	(18)	6	33%

Mortgage net finance (expense) income	(9)	10	(19)	n/m (1)

Loan servicing income	100	112	(12)	(11)%

Change in fair value of mortgage servicing rights	(163)	(136)	(27)	(20)%
Net derivative gain related to mortgage servicing rights	—	26	(26)	(100)%

Valuation adjustments related to mortgage servicing rights	(163)	(110)	(53)	(48)%

Net loan servicing (loss) income	(63)	2	(65)	n/m (1)

Other (expense) income	(2)	7	(9)	n/m (1)

Net revenues	(74)	19	(93)	n/m (1)

Salaries and related expenses	10	8	2	25%
Occupancy and other office expenses	3	3	—	—
Other operating expenses	31	24	7	29%

Total expenses	44	35	9	26%

Segment loss	$(118)	$(16)	$(102)	(638)%

(1)	n/m—Not meaningful.

Mortgage Net Finance (Expense) Income

Mortgage net finance (expense) income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, income from investment balances (including investments held by Atrium) and interest expense allocated on debt used to fund our MSRs, which is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance (expense) income changed unfavorably by $19 million during the first quarter of 2009 compared to the first quarter of 2008 due to a $25 million (89%) decrease in Mortgage interest income that was partially offset by a $6 million (33%) decrease in Mortgage interest expense. The decrease in Mortgage interest income was due to a decrease in income from escrow balances due to lower short-term interest rates and lower average escrow balances in the first quarter of 2009 compared to the first quarter of 2008. Escrow balances earn income based on one-month LIBOR, which is used as a benchmark for short-term rates and decreased by 285 bps during the first quarter of 2009 compared to the first quarter of 2008. The lower average escrow balances was due to the 7% decrease in the average loan servicing portfolio. The decrease in Mortgage interest expense was due to lower cost of funds from our outstanding borrowings, primarily due to the decrease in short-term interest rates, and lower average borrowings allocable to our Mortgage Servicing segment.

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

The components of Loan servicing income were as follows:

	Three Months
	Ended March 31,
	2009	2008	Change	% Change
	(In millions)

Net service fee revenue	$107	$107	$—	—
Late fees and other ancillary servicing revenue	10	12	(2)	(17)%
Curtailment interest paid to investors	(12)	(9)	(3)	(33)%
Net reinsurance (loss) income	(5)	2	(7)	n/m (1)

Loan servicing income	$100	$112	$(12)	(11)%

(1)	n/m—Not meaningful.

Loan servicing income decreased by $12 million (11%) from the first quarter of 2008 to the first quarter of 2009 primarily due to an unfavorable change in net reinsurance (loss) income, an increase in curtailment interest paid to investors and a decrease in late fees and other ancillary servicing revenue. The $7 million unfavorable change in net reinsurance (loss) income during the first quarter of 2009 compared to the first quarter of 2008 was primarily due to an increase in the liability for reinsurance losses. The $3 million increase in curtailment interest paid to investors was primarily due to a 24% increase in loans included in our loan servicing portfolio that paid off during the first quarter of 2009 compared to the first quarter of 2008. The $2 million decrease in late fees and other ancillary servicing revenue was primarily due to reduced receipt of late fees from delinquent borrowers during the first quarter of 2009 compared to the first quarter of 2008. Late fees on delinquent mortgage loans are recorded when received.

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

The components of Change in fair value of mortgage servicing rights were as follows:

	Three Months
	Ended March 31,
	2009	2008	Change	% Change
	(In millions)

Realization of expected cash flows	$(92)	$(60)	$(32)	(53)%
Changes in market inputs or assumptions used in the valuation model	(71)	(76)	5	7%

Change in fair value of mortgage servicing rights	$(163)	$(136)	$(27)	(20)%

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

During the first quarters of 2009 and 2008, the value of our MSRs was reduced by $65 million and $43 million, respectively, due to the prepayment of the underlying mortgage loans. The fluctuation in the decline in value of our MSRs due to prepayments during the first quarter of 2009 in comparison to the first quarter of 2008 was primarily attributable to faster prepayment rates. The actual prepayment rate of mortgage loans in our capitalized servicing portfolio was 19% and 14% of the unpaid principal balance of the underlying mortgage loan, on an annualized basis, during the first quarter of 2009 and 2008, respectively. During the first quarter of 2009, the federal government announced new initiatives, which resulted in a decrease in interest rates on conforming loans to historically low levels and a resulting significant industry-wide increase in refinance activity. (See “—Overview—Mortgage Production and Mortgage Servicing Segments—Regulatory Trends” for additional discussion regarding the initiatives announced by the federal government during the first quarter of 2009.)

During the first quarter of 2009 and 2008, the value of our MSRs was reduced by $27 million and $17 million, respectively, due to portfolio decay. The unfavorable change during the first quarter of 2009 in comparison to the first quarter of 2008 was primarily due to higher portfolio delinquencies. The decline in value due to portfolio decay as a percentage of the average value of MSRs was 8.4% and 4.4%, on an annualized basis, during the first quarter of 2009 and 2008, respectively.

Changes in market inputs or assumptions used in the valuation model:  The $71 million unfavorable change during the first quarter of 2009 was primarily due to a decrease in mortgage interest rates during the first quarter of 2009 and an increase in expected short-term prepayment speeds. Short-term expected prepayment speeds were adjusted due to the expected immediate impact of the new initiatives announced by the federal government during the first quarter of 2009, specifically the increase in maximum LTV for refinances of existing Fannie Mae loans to 105% of the unpaid principal balance. The unfavorable change during the first quarter of 2008 was primarily due to a decrease in mortgage interest rates leading to higher expected prepayments, partially offset by the impact of an increase in the spread between the mortgage coupon rates and the underlying risk-free interest rate.

Net Derivative Gain Related to Mortgage Servicing Rights:  From time-to-time, we use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. (See Note 6, “Derivatives and Risk Management Activities” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.) The amount and composition of derivatives, if any, that we may use will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the expected increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). During periods of increased interest rate volatility, we anticipate increased costs associated with derivatives related to MSRs that are available in the market. The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, the benefit of the natural business hedge may not be realized under certain circumstances regardless of the change in interest rates.

Increased reliance on the natural business hedge during the first quarter of 2009 resulted in greater volatility in the results of our Mortgage Servicing segment. During the third quarter of 2008, we assessed the composition of our capitalized mortgage loan servicing portfolio and its related relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008. As of March 31, 2009, there were no open derivatives related to MSRs. (See “Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in our 2008 Form 10-K for more information.)

The value of derivatives related to our MSRs increased by $26 million during the first quarter of 2008. As described below, our net results from MSRs risk management activities were losses of $71 million and $50 million during the first quarters of 2009 and 2008, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs at March 31, 2009.

The following table outlines Net loss on MSRs risk management activities:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	$(71)	$(76)
Net derivative gain related to mortgage servicing rights	—	26

Net loss on MSRs risk management activities	$(71)	$(50)

Other (Expense) Income

Other (expense) income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and changed unfavorably by $9 million during the first quarter of 2009 compared to the first quarter of 2008. Our Investment securities consist of interests that continue to be held in the sale or securitization of mortgage loans, or retained interests. The unrealized losses during the first quarter of 2009 were primarily attributable to lower expected cash flows from the underlying securities resulting from an unfavorable progression of trends in expected credit losses due to higher delinquencies of the underlying mortgage loans.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses increased by $2 million (25%) during the first quarter of 2009 compared to the first quarter of 2008, primarily due to an increase in management incentives.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with foreclosure and REO and allocations for overhead. Other operating expenses increased by $7 million (29%) during the first quarter of 2009 compared to the first quarter of 2008. This increase was primarily attributable to increases in actual and projected repurchases, indemnifications and related loss severity associated with the representations and warranties that we provide to purchasers and insurers of our sold loans primarily due to increased delinquency rates and a decline in housing prices during the first quarter of 2009 compared to the first quarter of 2008.

Fleet Management Services Segment

Net revenues decreased by $34 million (8%) during the first quarter of 2009 compared to the first quarter of 2008. As discussed in greater detail below, the decrease in Net revenues was due to decreases of $20 million in Fleet lease income, $9 million in Other income and $5 million in Fleet management fees.

Segment profit decreased by $17 million (71%) during the first quarter of 2009 compared to the first quarter of 2008 as the $34 million decrease in Net revenues was partially offset by a $17 million (4%) decrease in Total expenses. The $17 million decrease in Total expenses was primarily due to decreases of $13 million in Fleet interest expense and $5 million in Salaries and related expenses partially offset by an increase of $3 million in Depreciation on operating leases.

For the first quarter of 2009 compared to the first quarter of 2008, the primary driver for the reduction in segment profit was the impact of an increase in debt fees of $11 million. For the first quarter of 2009 compared to the first quarter of 2008, the decline in average unit counts, as detailed in the chart below, was primarily attributable to deteriorating economic conditions.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average For the
	Three Months
	Ended March 31,
	2009	2008	Change	% Change
	(In thousands of units)

Leased vehicles	327	340	(13)	(4)%
Maintenance service cards	282	308	(26)	(8)%
Fuel cards	286	310	(24)	(8)%
Accident management vehicles	319	327	(8)	(2)%

	Three Months
	Ended March 31,
	2009	2008	Change	% Change
	(In millions)

Fleet management fees	$37	$42	$(5)	(12)%
Fleet lease income	364	384	(20)	(5)%
Other income	13	22	(9)	(41)%

Net revenues	414	448	(34)	(8)%

Salaries and related expenses	22	27	(5)	(19)%
Occupancy and other office expenses	4	5	(1)	(20)%
Depreciation on operating leases	325	322	3	1%
Fleet interest expense	32	45	(13)	(29)%
Other depreciation and amortization	3	3	—	—
Other operating expenses	21	22	(1)	(5)%

Total expenses	407	424	(17)	(4)%

Segment profit	$7	$24	$(17)	(71)%

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees decreased by $5 million (12%) during the first quarter of 2009 compared to the first quarter of

2008 primarily due to declines in average unit counts which resulted in a $4 million decrease in revenues from our principal fee-based products.

Fleet Lease Income

Fleet lease income decreased by $20 million (5%) during the first quarter of 2009 compared to the first quarter of 2008, primarily due to a decrease in billings. The decrease in billings was primarily attributable to lower interest rates on variable-rate leases, which was partially offset by higher billings as a result of an increase in depreciation on operating leases. For operating leases, Fleet lease income contains a depreciation component, an interest component and a management fee component. (See “—Liquidity and Capital Resources—General” for a discussion of the impact of credit markets on vehicles under operating leases.)

Other Income

Other income decreased by $9 million (41%) during the first quarter of 2009 compared to the first quarter of 2008, primarily due to decreased vehicle sales at our dealerships and a decrease in interest income.

Salaries and Related Expenses

Salaries and related expenses decreased by $5 million (19%) during the first quarter of 2009 compared to the first quarter of 2008, primarily due to a decrease in headcount as a result of management’s efforts to reduce costs during the fourth quarter of 2008.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the first quarter of 2009 increased by $3 million (1%) compared to the first quarter of 2008, primarily due to an increase in vehicles under operating leases. (See “—Liquidity and Capital Resources—General” for a discussion of the impact of credit markets on vehicles under operating leases.)

Fleet Interest Expense

Fleet interest expense decreased by $13 million (29%) during the first quarter of 2009 compared to the first quarter of 2008, primarily due to decreasing short-term interest rates related to borrowings associated with leased vehicles that was partially offset by an increase in debt fees on our vehicle management asset-backed debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 285 bps during the first quarter of 2009 compared to the first quarter of 2008.

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

The credit markets have experienced extreme volatility and disruption over the past year, which intensified during the second half of 2008 and through the filing date of this Form 10-Q despite a series of high profile interventions on the part of the federal government. Dramatic declines in the housing market, adverse developments in the secondary mortgage market and volatility in asset-backed securities markets, including Canadian asset-backed securities markets, have negatively impacted the availability of funding and have limited our access to one or more of the funding sources used to fund MLHS and Net investment in fleet leases. In addition, we expect that the costs associated with our borrowings, including relative spreads and conduit fees, will be adversely impacted during the remainder of 2009 compared to such costs prior to the disruption in the credit markets. (See “—Debt Maturities” below for more information regarding the contractual maturity dates for our borrowing arrangements.) Our inability to renew such financing arrangements would eliminate a significant source of liquidity for our operations and there can be no assurance that we would be able to find replacement financing on terms acceptable to us, if at all. We continue to evaluate alternative funding strategies.

Due to disruptions in the credit markets, specifically the Canadian asset-backed securities markets, beginning in the second half of 2007, we have been unable to utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for new lease originations by our Canadian fleet management operations. This has resulted in an increase in the use of unsecured funding for the origination of operating leases in Canada. Vehicles under operating leases are included within Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheets net of accumulated depreciation, whereas the component of Net investment in fleet leases related to direct financing leases represents the lease payment receivable related to those leases net of any unearned income. Although we continue to consider alternative sources of financing, approximately $274 million of capacity under our unsecured credit facilities are being used to fund Canadian operating leases as of March 31, 2009. (See “—Segment Results” for further description of the impact of this trend on our Fleet Management Services segment during the first quarter of 2009 compared to the first quarter of 2008.)

In order to provide adequate liquidity throughout a broad array of operating environments, our funding plan relies upon multiple sources of liquidity and considers our projected cash needs to fund mortgage loan originations, purchase vehicles for lease, hedge our MSRs (if any) and meet various other obligations. We maintain liquidity at the parent company level through access to the unsecured debt markets and through unsecured committed bank facilities. Unsecured debt markets include commercial paper issued by the parent company which we fully support with committed bank facilities; however, there has been limited funding available in the commercial paper market since January 2008. These various unsecured sources of funds are utilized to provide for a portion of the operating needs of our mortgage and fleet management businesses. In addition, secured borrowings, including asset-backed debt, asset sales and securitization of assets, are utilized to fund both vehicles under management and mortgages held for resale.

We are also pursuing alternative sources of potential funding, including anticipated issuances of TALF eligible securities to private investors during the remainder of 2009. Additionally, we may be eligible to issue asset-backed securities under the $12 billion Canadian Secured Credit Facility (“CSCF”). However, there can be no assurance that we will be successful in our funding efforts, particularly with respect to TALF and CSCF. See “—Overview—Fleet Management Services Segment—Fleet Industry Trends” for further discussion regarding TALF.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months. We expect aggregate capital expenditures for 2009 to be between $11 million and $17 million, in comparison to $23 million for 2008.

Cash Flows

At March 31, 2009, we had $122 million of Cash and cash equivalents, an increase of $13 million from $109 million at December 31, 2008. The following table summarizes the changes in Cash and cash equivalents during the three months ended March 31, 2009 and 2008:

	Three Months
	Ended March 31,
	2009	2008	Change
	(In millions)

Cash (used in) provided by:
Operating activities	$(527)	$16	$(543)
Investing activities	(220)	(226)	6
Financing activities	754	177	577
Effect of changes in exchange rates on Cash and cash equivalents	6	1	5

Net increase (decrease) in Cash and cash equivalents	$13	$(32)	$45

Operating Activities

During the first quarter of 2009, we used $543 million more cash from our operating activities than during the first quarter of 2008 primarily due to a $566 million increase in net cash outflows related to the origination and sale of mortgage loans. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.

Investing Activities

During the first quarter of 2009, we used $6 million less cash in our investing activities than during the first quarter of 2008. The decrease in cash used in investing activities was primarily attributable to a $226 million decrease in net cash outflows related to the acquisition and sale of investment vehicles and a $115 million decrease in cash paid for the purchase of derivatives related to MSRs that were partially offset by a $224 million decrease in net settlement proceeds for derivatives related to MSRs and an $80 million decrease in proceeds from the sale of MSRs due to partial receipts during the first quarters of 2009 and 2008 from the sale of MSRs during 2007. Cash flows related to the acquisition and sale of vehicles fluctuate significantly from period to period due to the timing of the underlying transactions.

Financing Activities

During the first quarter of 2009, we generated $577 million more cash in our financing activities than during the first quarter of 2008 primarily due to a $439 million increase in proceeds from borrowings, net of principal payments and a $126 million lower net decrease in short-term borrowings.

The fluctuations in the components of Cash generated in financing activities during the first quarter of 2009 in comparison to the first quarter of 2008 were primarily due to an increase in the funding requirements for assets under management programs. See “—Liquidity and Capital Resources—Indebtedness” below for further discussion regarding our borrowing arrangements.

Secondary Mortgage Market

We rely on the secondary mortgage market for a substantial amount of liquidity to support our mortgage operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market, primarily in the form of MBS, asset-backed securities and whole-loan transactions. A large component of the MBS we sell is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”). Historically, we have also issued non-agency (or non-conforming) MBS and asset-backed securities; however, the secondary market liquidity for such products has been severely limited since the second quarter of 2007. We have also publicly issued both non-conforming MBS and asset-backed securities that are registered with the Securities and Exchange Commission

(“SEC”), in addition to private non-conforming MBS and asset-backed securities. Generally, these types of securities have their own credit ratings and require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance (“PMI”), and/or private surety guarantees.

The Agency MBS, whole-loan and non-conforming markets for mortgage loans have historically provided substantial liquidity for our mortgage loan production operations. Because certain of these markets are illiquid, including those for jumbo, Alt-A, and other non-conforming loan products, we have modified the types of loans that we originated and expect to continue to modify the types of mortgage loans that we originate in accordance with secondary market liquidity. We focus our business process on consistently producing quality mortgages that meet investor requirements to continue to access these markets. Substantially all of our loans closed to be sold originated during the first quarter of 2009 were conforming.

See “—Overview—Mortgage Production and Mortgage Servicing Segments—Mortgage Industry Trends” included in this Form 10-Q and “Item 1A. Risk Factors—Risks Related to our Business—Adverse developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in our 2008 Form 10-K for more information regarding the secondary mortgage market.

Indebtedness

We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	March 31,	December 31,
	2009	2008
	(In millions)

Restricted cash	$637	$614
Mortgage loans held for sale	1,961	1,006
Net investment in fleet leases	4,052	4,204
Mortgage servicing rights	1,223	1,282
Investment securities	32	37

Assets under management programs	$7,905	$7,143

The following tables summarize the components of our indebtedness as of March 31, 2009:

March 31, 2009
							Assets Held as Collateral(1)
									Mortgage	Net
					Maturity/				Loans	Investment
			Interest		Expiry		Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date		Receivable	Cash	Sale	Leases(4)
	(Dollars in millions)

Chesapeake Series 2006-1 Variable Funding Notes	$2,300	$2,300			3/27/2009	(5)
Chesapeake Series 2006-2 Variable Funding Notes	1,000	1,000			2/26/2009	(5)
Other	30	30			3/2010- 12/2015

Total Vehicle Management Asset-Backed Debt	3,330	3,330	2.6	%(6)			$21	$342	$—	$3,547

RBS Repurchase Facility(7)	464	1,500	4.0%		6/24/2010		—	—	507	—
Fannie Mae Repurchase Facilities(8)	996	996	1.0%		N/A		—	—	1,009	—
Mortgage Venture Repurchase Facility(9)	122	125	0.5%		5/28/2009		—	28	136	—
Other	3	3	3.4%		10/29/2009		—	—	3	—

Total Mortgage Warehouse Asset-Backed Debt	1,585	2,624					—	28	1,655	—

Term Notes(10)	440	440	6.5	%- 7.9%(11)	4/2010- 4/2018		—	—	—	—
Credit Facilities(12)	954	1,303	1.2	%(13)	1/6/2011		—	—	—	—
Convertible Notes(14)	211	211	4.0%		4/15/2012		—	—	—	—

Total Unsecured Debt	1,605	1,954					—	—	—	—

Total Debt	$6,520	$7,908					$21	$370	$1,655	$3,547

(1)	Assets held as collateral are not available to pay our general obligations.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(3)	Represents the variable interest rate as of the respective date, with the exception of total vehicle management asset-backed debt, term notes and the Convertible Notes.

(4)	The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust and we act as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements.

(5)	We elected to allow the Series 2006-2 notes and Series 2006-1 notes to amortize in accordance with their terms on their respective Scheduled Expiry Date. During the Amortization Periods (as defined below), we will be unable to borrow additional amounts under these notes. See “Asset-Backed Debt—Vehicle Management Asset Backed Debt” for additional information.

(6)	Represents the weighted-average interest rate of our vehicle management asset-backed debt arrangements for March 31, 2009.

(7)	We maintain a variable-rate committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). At our election, subject to compliance with the terms of the Amended Repurchase Agreement and payment of renewal and other fees, the RBS Repurchase Facility will automatically renew for an additional 364-day term on June 25, 2009.

(8)	The balance and capacity represents amounts outstanding under our variable-rate uncommitted mortgage repurchase facilities (the “Fannie Mae Repurchase Facilities”) with Fannie Mae. Total uncommitted capacity was approximately $2.9 billion as of March 31, 2009.

(9)	The Mortgage Venture maintains a variable-rate committed repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. The balance as of March 31, 2009 represents variable-funding notes outstanding under the facility.

(10)	Represents medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A.

(11)	Represents the range of stated interest rates of the MTNs outstanding as of March 31, 2009. The effective rate of interest of our outstanding MTNs was 7.2% as of March 31, 2009.

(12)	Credit facilities primarily represents a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.

(13)	Represents the interest rate on the Amended Credit Facility as of March 31, 2009, excluding per annum utilization and facility fees. The outstanding balance as of March 31, 2009 also includes $72 million, outstanding under another variable-rate credit facility that bore interest at 1.4%. See “Unsecured Debt—Credit Facilities” below for additional information.

(14)	On April 2, 2008, we completed a private offering of our 4.0% Convertible Senior Notes due 2012 (the “Convertible Notes”) with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The effective rate of interest of the Convertible Notes was 12.4% as of March 31, 2009. See “Unsecured Debt—Convertible Notes” below for additional information.

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake, to support the acquisition of vehicles used by our Fleet Management Services segment’s leasing operations. On February 27, 2009, we amended the agreement governing the Series 2006-1 notes to extend the scheduled expiry date to March 27, 2009 in order to provide additional time for the Company and the lenders of the Chesapeake notes to evaluate the long-term funding arrangements for its Fleet Management Services segment. The amendment also included a reduction in the total capacity of the Series 2006-1 notes from $2.5 billion to $2.3 billion and the payment of certain extension fees. Additionally, on February 26, 2009 and March 27, 2009 the Company elected to allow the Series 2006-2 and Series 2006-1 notes, respectively, to amortize in accordance with their terms. During the amortization period, we will be unable to borrow additional amounts under the notes, and monthly repayments will be made on the notes through the earlier of 125 months following the Scheduled Expiry Dates, or when both series of notes are paid in full based on an allocable share of the collection of cash receipts of lease payments from its clients relating to the collateralized vehicle leases and related assets (the “Amortization Period”). The allocable share is based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the Amortization Period. After the payment of interest, servicing fees, administrator fees and servicer advance reimbursements, any monthly collections during the Amortization Period of a particular series would be applied to reduce the principal balance of the series notes.

As of March 31, 2009, 87% of the Company’s fleet leases collateralize the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding notes (the “Chesapeake Lease Portfolio”). Approximately 98% of the Chesapeake Lease Portfolio as of March 31, 2009 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of March 31, 2009, the Chesapeake Lease Portfolio consisted of 23% and 77% fixed-rate and variable-rate leases, respectively. As of March 31, 2009, the top 25 client lessees represented approximately 49% of the Chesapeake Lease Portfolio, with no client exceeding 5%.

Renewal of existing series or issuance of new series of Chesapeake variable funding notes on terms acceptable to us, or our ability to enter into alternative vehicle management asset-backed debt arrangements could be adversely affected in the event of: (i) the deterioration of the assets underlying the asset-backed debt arrangement; (ii) increased costs associated with accessing or our inability to access the asset-backed debt market; (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent or (iv) our failure to maintain a sufficient level of eligible assets or credit enhancements, including collateral intended to provide for any differential between variable-rate lease revenues and the underlying variable-rate debt costs. (See “Item 1A. Risk Factors—Adverse developments in the asset-backed securities market have negatively affected the availability of funding and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” for more information.)

Mortgage Warehouse Asset-Backed Debt

We maintained a 364-day $500 million variable-rate committed mortgage repurchase facility with Citigroup Global Markets Realty Corp. (the “Citigroup Repurchase Facility”). We repaid all outstanding obligations under the Citigroup Repurchase Facility as of February 26, 2009.

On December 15, 2008, the parties agreed to amend the Mortgage Venture Repurchase Facility to, among other things, reduce the total committed capacity to $125 million by March 31, 2009 through a series of commitment reductions. Additionally, the parties have elected not to renew the Mortgage Venture Repurchase Facility beyond its May 28, 2009 maturity date. Although the Mortgage Venture continues to evaluate potential alternative sources of committed mortgage warehouse asset-backed debt, there can be no assurance that such alternative sources of funding will be obtained on terms that are commercially agreeable to us, if at all. Alternatively, during the first quarter of 2009, the Mortgage Venture undertook a variety of actions in order to shift its mortgage loan production primarily to mortgage loans that are brokered through third party investors, including PHH Mortgage, in order to decrease its reliance on committed mortgage warehouse asset-backed debt unless and until an alternative source of funding is obtained.

The availability of the mortgage warehouse asset-backed debt could suffer in the event of: (i) the continued deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the asset-backed debt market to refinance maturing debt; (iv) our inability to access the secondary market for mortgage loans; (v) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent or (vi) our failure to comply with certain financial covenants (see “—Debt Covenants” below for additional information). (See “Item 1A. Risk Factors—Risks Related to our Business—Adverse developments in the asset-backed securities market have negatively affected the availability of funding and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” in our 2008 Form 10-K for more information.)

Unsecured Debt

Historically, the public debt markets have been an important source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. The credit markets have experienced extreme volatility and disruption over the past year, which intensified during the third quarter of 2008 and through the filing date of this Form 10-Q. This volatility has resulted in a significant tightening of credit, including with respect to unsecured debt. Prior to the disruption in the credit market, we typically accessed these markets by issuing unsecured commercial paper and medium-term notes. During the first quarter of 2009, there was no funding available to us in the commercial paper markets, and availability is unlikely given our short-term credit ratings. As a result, during 2008, we also accessed the institutional debt market through the issuance of the Convertible Notes. As of March 31, 2009, we had a total of approximately $651 million in unsecured public and institutional debt outstanding. Our credit ratings as of April 27, 2009 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings

Senior debt	Ba2	BB+	BB+
Short-term debt	NP	B	B

As of April 27, 2009, the ratings outlooks on our senior unsecured debt provided by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Negative. There can be no assurance that the ratings and ratings outlooks on our senior unsecured long-term debt and other debt will remain at these levels.

A security rating is not a recommendation to buy, sell or hold securities, may not reflect all of the risks associated with an investment in our debt securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Moody’s Investors Service’s rating of our senior unsecured long-term debt was lowered to Ba2 on March 2, 2009. In addition, Standard and Poor’s rating of our senior unsecured long-term debt was lowered to BB+ on February 11, 2009, and Fitch Ratings’ rating of our senior unsecured long-term debt was also lowered to BB+ on February 26, 2009. As a result of our senior unsecured long-term debt no longer being investment grade, our access to the public debt markets may be severely limited. We may be required to rely upon alternative sources of financing, such as bank lines and private debt placements and pledge otherwise unencumbered assets. There can be no assurance that we will be able to find such alternative financing on terms acceptable to us, if at all. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests.

Credit Facilities

Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. On February 11, 2009, Standard & Poor’s downgraded its rating of our senior unsecured long-term debt from BBB- to BB+, and Fitch Ratings’ rating of our senior unsecured long-term debt was lowered to BB+ on February 26, 2009. In addition, on March 2, 2009, Moody’s Investors Service downgraded its rating of our senior unsecured long-term debt from Ba1 to Ba2. As of March 31, 2009, borrowings under the Amended Credit Facility bore interest at a margin of 70.0 bps over a benchmark index of either LIBOR or the federal funds rate. The Amended Credit Facility also requires us to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of March 31, 2009, the per annum utilization fee and facility fee were 12.5 bps and 17.5 bps, respectively.

Debt Maturities

The following table provides the contractual maturities of our indebtedness at March 31, 2009. The maturities of our vehicle management asset-backed notes, which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets:

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$2,189	$—	$2,189
Between one and two years	1,387	959	2,346
Between two and three years	616	—	616
Between three and four years	359	670	1,029
Between four and five years	203	—	203
Thereafter	161	9	170

	$4,915	$1,638	$6,553

As of March 31, 2009, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management(2)	$3,330	$3,330	$—
Mortgage warehouse	2,624	1,585	1,039
Unsecured Committed Credit Facilities(3)	1,303	968	335

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(2)	On February 27, 2009 and March 30, 2009, the Amortization Period of the Series 2006-2 and Series 2006-1 notes, respectively, began, during which time we will be unable to borrow additional amounts under these notes. Amounts outstanding under the Series 2006-2 and Series 2006-1 notes were $1.0 billion and $2.3 billion, respectively, as of March 31, 2009. See “—Asset-Backed Debt—Vehicle Management Asset-Backed Debt” above for discussion regarding the amortization of the Chesapeake Series 2006-2 and Series 2006-1 notes.

(3)	Utilized capacity reflects $14 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in our accompanying Condensed Consolidated Balance Sheet.

Debt Covenants

Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the RBS Repurchase Facility and the Mortgage Venture Repurchase Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The Mortgage Venture Repurchase Facility also requires that the Mortgage Venture maintains consolidated tangible net worth greater than $50 million at any time. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Facility requires PHH Mortgage to maintain a minimum of $3.0 billion in mortgage repurchase or warehouse facilities, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the RBS Repurchase Facility. At March 31, 2009, we were in compliance with all of our financial covenants related to our debt arrangements.

The indenture governing the Convertible Notes does not require that we maintain any financial ratios, but does require that we make available to any holder of the Convertible Notes all financial and other information required pursuant to Rule 144A of the Securities Act for a period of one year following the issuance of the Convertible Notes to permit such holder to sell its Convertible Notes without registration under the Securities Act. As of the filing date of this Form 10-Q, we are in compliance with this covenant through the timely filing of those reports required to be filed with the SEC pursuant to Section 13 or 15(d) of the Exchange Act.

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

Critical Accounting Policies

There have not been any significant changes to the critical accounting policies discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our 2008 Form 10-K

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. We also have exposure to LIBOR interest rates due to their impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in variable-rate lease assets. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

Interest Rate Risk

Mortgage Servicing Rights

Our MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. From time-to-time, we use a combination of derivative instruments to offset potential adverse changes in the fair value of our MSRs that could affect reported earnings. During 2008, we assessed the composition of our capitalized mortgage loan servicing portfolio and its relative sensitivity to refinance if interest rates decline, the cost of hedging and the anticipated effectiveness of the hedge given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008, which resulted in volatility in the results of operations for our Mortgage Servicing segment during the first quarter of 2009. As of March 31, 2009, there were no open derivatives related to MSRs. Our decisions regarding levels, if any, of our derivatives related to MSRs could result in continued volatility in the results of operations for our Mortgage Servicing segment during the remainder of 2009.

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

Increases in debt fees are a component of Fleet interest expense which is currently not fully recovered through billings to the clients of our Fleet Management Services segment. As a result, these costs have adversely impacted, and we expect that they will continue to adversely impact, the results of operations for our Fleet Management Services segment. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Fleet Management Services Segment—Fleet Industry Trends” for further discussion regarding the cost of funds associated with our vehicle management asset-backed debt.

Consumer Credit Risk

Loan Servicing

We sell a majority of our loans on a non-recourse basis. We also provide representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The unpaid principal balance of loans sold by us represents the maximum potential exposure to representation and warranty provisions; however, we cannot estimate our maximum exposure because we do not service all of the loans for which we have provided a representation or warranty.

We had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. We are no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $80 million as of March 31, 2009, 3.96% of which were at least 90 days delinquent (calculated based on the unpaid principal balance of the loans). In addition, the outstanding balance of other loans sold with recourse by us and those for which a breach of representation or warranty provision was identified subsequent to sale was $312 million as of March 31, 2009, 11.09% of which were at least 90 days delinquent (calculated based on the unpaid principal balance of the loans).

As of March 31, 2009, we had a liability of $45 million, included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet, for probable losses related to our recourse exposure.

Mortgage Loans in Foreclosure

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of March 31, 2009, mortgage loans in foreclosure were $99 million, net of an allowance for probable losses of $19 million, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.

Real Estate Owned

REO, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of March 31, 2009, REO were $25 million, net of a $24 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.

Mortgage Reinsurance

Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have entered into contracts with four PMI companies to provide mortgage reinsurance on certain mortgage loans, consisting of one active and three inactive contracts. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. As of December 31, 2008, the contractual reinsurance period for each pool was 10 years and the weighted-average remaining reinsurance period was 6.4 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. We are required to hold securities in trust related to this potential obligation, which were $264 million and were included in Restricted cash in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2009. As of March 31, 2009, a liability of $97 million was included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis. During the first quarter of 2009, we recorded expense associated with the liability for estimated losses of $14 million within Loan servicing income in the accompanying Condensed Consolidated Statement of Operations.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of December 31, 2008:

	Year of Origination
	2003
	and
	Prior	2004	2005	2006	2007	2008	Total
	(Dollars in millions)

Unpaid principal balance	$2,767	$1,395	$1,357	$1,220	$2,163	$3,008	$11,910
Unpaid principal balance as a percentage of original unpaid principal balance	9%	38%	60%	77%	92%	97%	N/A
Maximum potential exposure to reinsurance losses	$380	$105	$66	$41	$57	$64	$713
Average FICO score	699	695	697	695	703	728	706
Delinquencies(1)	4.68%	5.02%	5.89%	6.85%	4.56%	1.50%	4.32%
Foreclosures/REO/bankruptcies	2.27%	3.44%	5.06%	5.41%	2.81%	0.37%	2.72%

(1)	Represents delinquent mortgage loans for which payments are 60 days or more outstanding as a percentage of the total unpaid principal balance.

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

As of March 31, 2009, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

Fair Value Measurements

Approximately 44%, of our assets and liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy. Approximately 81% of our assets and liabilities categorized within Level Three of the valuation hierarchy are comprised of our MSRs. The remainder of our assets and liabilities categorized within Level Three of the valuation hierarchy is comprised of Investment securities, certain MLHS and IRLCs. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—First Quarter of 2009 vs. First Quarter of 2008—Segment Results—Mortgage Servicing Segment” for further discussion regarding the impact of Change in fair value of mortgage servicing rights on our results of operations.

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

We used March 31, 2009 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of March 31, 2009 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)

Mortgage assets:
Mortgage loans held for sale	$35	$24	$10	$(12)	$(29)	$(76)
Interest rate lock commitments	(2)	2	3	(12)	(31)	(105)
Forward loan sale commitments	(78)	(52)	(23)	26	57	139

Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(45)	(26)	(10)	2	(3)	(42)
Mortgage servicing rights	(535)	(262)	(128)	124	242	444
Investment securities	(1)	—	—	—	—	1

Total mortgage assets	(581)	(288)	(138)	126	239	403
Total vehicle assets	18	9	4	(5)	(9)	(18)
Total liabilities	(10)	(4)	(2)	2	5	9

Total, net	$(573)	$(283)	$(136)	$123	$235	$394

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from the legal proceedings disclosed in “Item 3. Legal Proceedings” of our 2008 Form 10-K.

Item 1A.	Risk Factors

This Item 1A should be read in conjunction with “Item 1A. Risk Factors” in our 2008 Form 10-K. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our 2008 Form 10-K.

Adverse developments in the asset-backed securities market have negatively affected the availability of funding and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.

The availability of funding and our cost of debt associated with asset-backed commercial paper issued by the multi-seller conduits, which funded the Chesapeake Series 2006-1 and Series 2006-2 notes were negatively impacted by the disruption in the asset-backed securities market beginning in the third quarter of 2007. The impact continued during the three months ended March 31, 2009 as the costs associated with the Series 2006-1 notes and Series 2006-2 notes reflected higher debt fees.

On February 26, 2009 and March 27, 2009, we elected to allow the Series 2006-2 notes and Series 2006-1 notes, respectively, to amortize in accordance with their terms. During the amortization period we will be unable to borrow additional amounts under the notes, and monthly repayments will be made on the notes through the earlier of 125 months following the Scheduled Expiry Dates, or when both series of notes are paid in full based on an allocable share of the collection of cash receipts of lease payments from our clients relating to the collateralized vehicle leases and related assets. We intend to continue our negotiations with existing Chesapeake lenders to renew all or a portion of the Series 2006-1 and 2006-2 notes on terms acceptable to us, and we are also evaluating alternative sources of potential funding; however, there can be no assurance that we will renew all or a portion of the Series 2006-1 and Series 2006-2 notes on terms acceptable to us, if at all, or that we will be able to obtain alternative sources of funding. In the event that we are unable to obtain long-term funding arrangements for our Fleet Management Services segment we could be placed at a competitive disadvantage in the event that we lack available capacity under our unsecured committed credit facilities to fund new lease originations. Additionally, if we are unable to obtain long-term funding arrangements for our Fleet Management Services segment, we may be unable to fund all of our expected new lease originations during the remainder of 2009. Any of the foregoing could have a material adverse effect on our business, financial position, results of operations or cash flows.

Due to disruptions in the credit markets beginning in the second half of 2007, we have been unable to utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for new lease originations by our Canadian fleet management operations. This has resulted in an increase in operating lease originations (without lease prepayments) and the use of unsecured funding for the origination of these operating leases. Vehicles under operating leases are included within Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheets net of accumulated depreciation, whereas the component of Net investment in fleet leases related to direct financing leases represents the lease payment receivable related to those leases net of any unearned income. Although we continue to consider alternative sources of financing, approximately $274 million of capacity under our unsecured credit facilities are being used to fund Canadian operating leases as of March 31, 2009 in comparison to before the disruptions in the credit markets. As such, we are exposed to foreign exchange risk associated with the use of domestic borrowings to fund Canadian leases, and have entered into foreign exchange forward contracts to manage such risk. However, there can be no assurance that we will manage our foreign exchange risk effectively, which could have a material adverse impact on our business, results of operations or cash flows.

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

PHH CORPORATION

By:	/s/ Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer

Date: May 1, 2009

By:	/s/ Sandra E. Bell
Sandra E. Bell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Accounting Officer)

Date: May 1, 2009

EXHIBIT INDEX

Exhibit
No.		Description	Incorporation by Reference

2	.1*	Agreement and Plan of Merger dated as of March 15, 2007 by and among General Electric Capital Corporation, a Delaware corporation, Jade Merger Sub, Inc., a Maryland corporation, and PHH Corporation, a Maryland corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 15, 2007.

3.1		Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3	.1.1	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.2		Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 2, 2009.

3.3		Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.

3	.3.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

3	.3.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.

4.1		Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4	.1.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to our Current Report on Form 8-K filed on February 1, 2005.

4.2		Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

4.3		Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.4		Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.5		Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

4.6		Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 9, 2008.

4.7		Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.

4.8		Form of Global Note 4.00% Convertible Senior Note Due 2012 (included as part of Exhibit 4.7).	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.

10	.1‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.

10.2		Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

10.3		Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

10.4		Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.

10	.5†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.

10	.6†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.

10	.7†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

10	.8†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

10	.9†	Form of PHH Corporation 2005 Equity Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

10	.10†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.11†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.12†	Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.13†	Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.14†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.15†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.16†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.17†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.18†‡‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.

10	.19†	Resolution of the PHH Corporation Compensation Committee dated December 21, 2005 modifying fiscal 2006 through 2008 performance targets for equity awards under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 28, 2005.

10	.20†	Form of Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.

10	.21†	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.

10	.22†	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.

10.23		Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.24		Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2006.

10.25		Series 2006-2 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2006.

10.26		Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.

10	.27‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

10.28		Supplemental Indenture No. 4, dated as of August 31, 2006, by and between PHH Corporation and The Bank of New York (as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

10	.29†‡‡	Release and Restrictive Covenants Agreement, dated September 20, 2006, by and between PHH Corporation and Neil J. Cashen.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2006.

10.30		Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.31‡‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.		Description	Incorporation by Reference

10	.32‡‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.33‡‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.34‡‡	Equity Access® and OmegaSM Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.35‡‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.36		Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain APA Banks, Certain Funding Agents as set forth therein, and The Bank of New York as successor to JPMorgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.37		First Amendment, dated as of March 6, 2007, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2007.

10.38		First Amendment, dated as of March 6, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2007.

10	.39†‡‡	Resolution of the PHH Corporation Compensation Committee, dated June 7, 2007, approving the fiscal 2007 performance targets for cash bonuses under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 13, 2007.

10	.40†‡‡	Resolution of the PHH Corporation Compensation Committee, dated June 27, 2007, approving the fiscal 2007 performance target for equity awards under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.87 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed on June 28, 2007.

10.41		Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

Exhibit
No.		Description	Incorporation by Reference

10.42		Settlement Agreement, dated as of January 4, 2008, by, between and among PHH Corporation, Pearl Mortgage Acquisition 2 L.L.C. and Blackstone Capital Partners V L.P.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2008.

10	.43†	Form of PHH Corporation Amended and Restated Severance Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on January 10, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2008.

10	.44‡‡	Second Amendment, dated as of February 28, 2008, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2008.

10.45		Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 4, 2008.

10.46		Guaranty, dated as of February 28, 2008, by PHH Corporation in favor of Citigroup Global Markets Realty, Corp., party to the Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 4, 2008.

10	.47†‡‡	Resolution of the PHH Corporation Compensation Committee, dated March 18, 2008, approving performance targets for 2008 Management Incentive Plans under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2008.

10.48		Purchase Agreement dated March 27, 2008 by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed on April 4, 2008.

Exhibit
No.	Description	Incorporation by Reference

10.49	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report of Form 8-K filed on April 4, 2008.

10.50	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report of Form 8-K filed on April 4, 2008.

10.51	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.4 to our Current Report of Form 8-K filed on April 4, 2008.

10.52	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report of Form 8-K filed on April 4, 2008.

10.53	Master Terms and Conditions for Convertible Debt Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report of Form 8-K filed on April 4, 2008.

10.54	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report of Form 8-K filed on April 4, 2008.

10.55	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.8 to our Current Report of Form 8-K filed on April 4, 2008.

10.56	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report of Form 8-K filed on April 4, 2008.

10.57	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report of Form 8-K filed on April 4, 2008.

10.58	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report of Form 8-K filed on April 4, 2008.

10.59	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report of Form 8-K filed on April 4, 2008.

10.60	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report of Form 8-K filed on April 4, 2008.

Exhibit
No.		Description	Incorporation by Reference

10	.61‡‡	Amended and Restated Master Repurchase Agreement, dated as of June 26, 2008, between PHH Mortgage Corporation, as seller, and The Royal Bank of Scotland plc, as buyer and agent.	Incorporated by reference to Exhibit 10.65 to our Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2008 filed on November 10, 2008.

10.62		Second Amended and Restated Guaranty, dated as of June 26, 2008, by PHH Corporation in favor of The Royal Bank of Scotland plc and Greenwich Capital Financial Products, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2008

10	.63‡‡	Loan Purchase and Sale Agreement Amendment No. 13, dated as of January 1, 2008, by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 8, 2008.

10	.64†	PHH Corporation Change in Control Severance Agreement by and between the Company and Sandra Bell dated as of October 13, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 14, 2008.

10.65		Letter Agreement dated August 8, 2008 by and between PHH Mortgage Corporation and Merrill Lynch Credit Corporation relating to the Servicing Rights Purchase and Sale Agreement dated January 28, 2000, as amended.	Incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10	.66‡‡	Mortgage Loan Subservicing Agreement by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation dated as of August 8, 2008.	Incorporated by reference to Exhibit 10.70 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10	.67‡‡	Loan Purchase and Sale Agreement Amendment No. 11, dated January 1, 2007, by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.71 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10	.68‡‡	Loan Purchase and Sale Agreement Amendment No. 12, dated July 1, 2007, by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.72 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10	.69‡‡	Amendment No. 2, dated December 19, 2008, to the Amended and Restated Master Repurchase Agreement, dated as of June 26, 2008, between PHH Mortgage Corporation, as seller, and The Royal Bank of Scotland plc, as buyer and agent.	Incorporated by reference to Exhibit 10.73 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

Exhibit
No.		Description	Incorporation by Reference

10	.70‡‡	Third Amendment, dated as of December 17, 2008, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007 and as of February 28, 2008, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York), as successor to JPMorgan Chase Bank, N. A., as indenture trustee, certain commercial paper conduit purchasers, certain banks and certain funding agents as set forth therein, and JPMorgan Chase Bank, N. A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.	Incorporated by reference to Exhibit 10.74 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

10	.71‡‡	Third Amendment, dated as of December 17, 2008, to the Series 2006-2 Indenture Supplement, dated as of December 1, 2006, as amended as of March 6, 2007 and as of November 30, 2007, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York), as successor to JP Morgan Chase Bank, N. A., as indenture trustee, certain commercial paper conduit purchasers, certain banks and certain funding agents as set forth therein, and JPMorgan Chase Bank, N. A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.	Incorporated by reference to Exhibit 10.75 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

10	.72‡‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

10.73		Amendment No. 3 dated as of December 30, 2008 to the Amended and Restated Master Repurchase Agreement, dated as of June 26, 2008 by and between PHH Mortgage Corporation, as seller, and The Royal Bank of Scotland PLC, as buyer and agent.	Incorporated by reference to Exhibit 10.77 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

Exhibit
No.		Description	Incorporation by Reference

10	.74‡‡	Fourth Amendment, dated as of February 26, 2009, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007, February 28, 2008 and December 17, 2008, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York) as successor to JP Morgan Chase Bank N.A., as indenture trustee, certain commercial paper conduit purchasers , certain banks and certain funding agents as set forth therein, and JP Morgan Chase Bank, N.A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents	Incorporated by reference to Exhibit 10.78 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

10	.75‡	Amendment No. 4 dated as of March 13, 2009 to the Amended and Restated Master Repurchase Agreement, dated as of June 26, 2008 by and between PHH Mortgage Corporation, as seller, and The Royal Bank of Scotland PLC, as buyer and agent.

10	.76†‡	Form of 2009 Performance Unit Award Notice and Agreement for Certain Executive Officers, as approved by the Compensation Committee on March 25, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2009.

31(i)	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.