Form 10-Q
period 2009-06-30
PHH CORP
filed 2009-08-04
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of July 17, 2009, 54,520,710 shares of PHH Common stock were outstanding.

     Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Statements in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (this “Form 10-Q”) that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on forward-looking statements.
     Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-Q include, but are not limited to, statements concerning the following: (i) our expectations regarding the future impact of the adoption of recently issued accounting pronouncements on our financial statements; (ii) our belief that we would have various periods to cure an event of default if one or more notices of default were to be given by our lenders or trustees under certain of our financing agreements; (iii) our expectations regarding origination volumes and loan margins in the mortgage industry; (iv) our expectations regarding recent government initiatives, including, but not limited to, the American Recovery and Reinvestment Act of 2009, the Homeowner Affordability Stability Plan (“HASP”) and the Public-Private Investment Program and the impact that these initiatives may have on our Mortgage Production and Mortgage Servicing segments; (v) our belief that we will begin closing loan modifications under HASP’s loan modification programs during the third quarter of 2009; (vi) our belief that the amount of securities held in trust related to our potential obligation from our reinsurance agreements will be significantly higher than claims expected to be paid; (vii) our expectations regarding access to and spreads on future securities that may be issued by our wholly owned subsidiary, Chesapeake Funding LLC; (viii) our belief that our assets may be considered eligible collateral under the Canadian Secured Credit Facility (“CSCF”) and that, if implemented, the CSCF may stimulate the private and public demand for asset-backed commercial paper in Canada; (ix) our expectation that the United States (“U.S.”) and Canadian asset-backed securities markets will continue to improve during the remainder of 2009 and that we will be able to take advantage of this improvement; (x) our expectation that the recently reorganized General Motors and Chrysler may be more financially viable suppliers and our belief that any disruption in vehicle production by the North American automobile manufacturers would have little impact on our ability to provide our clients with vehicle leases as we would have the alternative to rely on foreign suppliers; (xi) our belief that trends in the North American automobile industry have been reflected in our Fleet Management Services segment; (xii) our expectation that as the fleets of our Fleet Management Services segment’s clients age, they may require greater levels of maintenance services and other fee-based products; (xiii) our intention to pursue alternative sources of potential funding, including the possible issuance of additional securities eligible under the Term Asset-Backed Securities Loan Facility to private investors during the remainder of 2009; (xiv) our belief that the modifications in our lease pricing are reflective of revised pricing throughout the industry; (xv) our expected savings during the remainder of 2009 from cost-reduction initiatives; (xvi) our belief that our sources of liquidity are adequate to fund operations for the next 12 months; (xvii) our expected capital expenditures for 2009; (xviii) our expectation that the London Interbank Offered Rate and commercial paper, long-term U.S. Department of the Treasury (“Treasury”) and mortgage interest rates will remain our primary benchmark for market risk for the foreseeable future; (xix) our expectation that increased reliance on the natural business hedge could result in greater volatility in the results of our Mortgage Servicing segment and (xx) our expectation that we will continue to modify the types of mortgage loans that we originate in accordance with secondary market liquidity.

     The factors and assumptions discussed below and the risks factors in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended by the risk factors in “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 could cause actual results to differ materially from those expressed in any such forward-looking statements:
▪	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

▪	the effects of continued market volatility or continued economic decline on the availability and cost of our financing arrangements, the value of our assets and the price of our Common stock;

▪	the effects of a continued decline in the volume or value of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

▪	the effects of changes in current interest rates on our business and our financing costs;

▪	our decisions regarding the levels, if any, of our derivatives related to mortgage servicing rights and the resulting potential volatility of the results of operations of our Mortgage Servicing segment;

▪	the effects of increases in our actual and projected repurchases of, indemnification given in respect of, or related losses associated with, sold mortgage loans for which we have provided representations and warranties or other contractual recourse to purchasers and insurers of such loans, including increases in our loss severity and reserves associated with such loans;

▪	the effects of reinsurance claims in excess of projected levels and in excess of reinsurance premiums we are entitled to receive or amounts currently held in trust to pay such claims;

▪	the effects of any significant adverse changes in the underwriting criteria of government-sponsored entities, including the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation;

▪	the effects of the insolvency of any of the counterparties to our significant customer contracts or financing arrangements or the inability or unwillingness of such counterparties to perform their respective obligations under such contracts;

▪	the ability to develop and implement operational, technological and financial systems to manage our operations and to achieve enhanced earnings or effect cost savings;

▪	the effects of competition in our existing and potential future lines of business, including the impact of consolidation within the industries in which we operate and competitors with greater financial resources and broader product lines;

▪	the effects of the decline in the results of operations or financial condition of automobile manufacturers and/or their willingness or ability to make new vehicles available to us on commercially favorable terms, if at all;

▪	the ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

▪	the ability to implement fully integrated disaster recovery technology solutions in the event of a disaster;

▪	the ability to obtain financing on acceptable terms, if at all, to finance our operations or growth strategy, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness;

▪	the ability to maintain our relationships with our existing clients;

▪	a deterioration in the performance of assets held as collateral for secured borrowings;

▪	the impact of the failure to maintain our credit ratings;

▪	any failure to comply with certain financial covenants under our financing arrangements;

▪	the effects of the declining health of the U.S. and global banking systems, the consolidation of financial institutions and the related impact on the availability of credit;

▪	the impact of the Emergency Economic Stabilization Act of 2008 enacted by the U.S. government on the securities markets and valuations of mortgage-backed securities;

▪	the impact of actions taken or to be taken by the Treasury and the Federal Reserve Bank on the credit markets and the U.S. economy;

▪	the impact of the adverse conditions in the North American automotive industry; and

▪	changes in laws and regulations, including changes in accounting standards, mortgage- and real estate-related regulations and state, federal and foreign tax laws.
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
PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues
Mortgage fees	$86	$67	$147	$122
Fleet management fees	38	41	75	83

Net fee income	124	108	222	205

Fleet lease income	360	406	724	790

Gain on mortgage loans, net	147	56	335	128

Mortgage interest income	25	47	50	100
Mortgage interest expense	(37)	(42)	(73)	(84)

Mortgage net finance (expense) income	(12)	5	(23)	16

Loan servicing income	100	107	200	219

Change in fair value of mortgage servicing rights	55	104	(108)	(32)
Net derivative loss related to mortgage servicing rights	—	(143)	—	(117)

Valuation adjustments related to mortgage servicing rights	55	(39)	(108)	(149)

Net loan servicing income	155	68	92	70

Other (expense) income	(6)	20	5	96

Net revenues	768	663	1,355	1,305

Expenses
Salaries and related expenses	128	117	243	233
Occupancy and other office expenses	12	17	27	36
Depreciation on operating leases	322	324	647	646
Fleet interest expense	21	38	51	82
Other depreciation and amortization	7	5	13	12
Other operating expenses	92	130	183	220

Total expenses	582	631	1,164	1,229

Income before income taxes	186	32	191	76
Provision for income taxes	75	17	75	27

Net income	111	15	116	49
Less: net income (loss) attributable to noncontrolling interest	5	(1)	8	3

Net income attributable to PHH Corporation	$106	$16	$108	$46

Basic earnings per share attributable to PHH Corporation	$1.93	$0.31	$1.98	$0.85

Diluted earnings per share attributable to PHH Corporation	$1.91	$0.30	$1.96	$0.85

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$146	$109
Restricted cash	734	614
Mortgage loans held for sale	1,682	1,006
Accounts receivable, net	486	468
Net investment in fleet leases	3,858	4,204
Mortgage servicing rights	1,436	1,282
Investment securities	12	37
Property, plant and equipment, net	54	63
Goodwill	25	25
Other assets	502	465

Total assets	$8,935	$8,273

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$460	$451
Debt	6,210	5,764
Deferred income taxes	651	579
Other liabilities	223	212

Total liabilities	7,544	7,006

Commitments and contingencies (Note 10)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized at June 30, 2009 and December 31, 2008; none issued or outstanding at June 30, 2009 or December 31, 2008	—	—
Common stock, $0.01 par value; 273,910,000 and 108,910,000 shares authorized at June 30, 2009 and December 31, 2008, respectively; 54,447,356 shares issued and outstanding at June 30, 2009; 54,256,294 shares issued and outstanding at December 31, 2008	1	1
Additional paid-in capital	1,011	1,005
Retained earnings	371	263
Accumulated other comprehensive income (loss)	3	(3)

Total PHH Corporation stockholders’ equity	1,386	1,266
Noncontrolling interest	5	1

Total equity	1,391	1,267

Total liabilities and equity	$8,935	$8,273

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six Months Ended June 30, 2009
(Unaudited)
(In millions, except share data)

	PHH Corporation Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Equity
Balance at December 31, 2008	54,256,294	$1	$1,005	$263	$(3)	$1	$1,267
Net income	—	—	—	108	—	8	116
Distributions to noncontrolling interest	—	—	—	—	—	(4)	(4)
Other comprehensive income, net of income taxes of $0	—	—	—	—	6	—	6
Stock compensation expense	—	—	7	—	—	—	7
Stock options exercised, including excess tax benefit of $0	6,294	—	—	—	—	—	—
Restricted stock award vesting, net of excess tax benefit of $0	184,768	—	(1)	—	—	—	(1)

Balance at June 30, 2009	54,447,356	$1	$1,011	$371	$3	$5	$1,391

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months
	Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$116	$49
Adjustments to reconcile Net income to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(267)	(197)
Net unrealized loss on mortgage servicing rights and related derivatives	108	149
Vehicle depreciation	647	646
Other depreciation and amortization	13	12
Origination of mortgage loans held for sale	(15,920)	(12,830)
Proceeds on sale of and payments from mortgage loans held for sale	15,415	12,634
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(219)	(135)
Deferred income tax provision	71	36
Other adjustments and changes in other assets and liabilities, net	118	(52)

Net cash provided by operating activities	82	312

Cash flows from investing activities:
Investment in vehicles	(524)	(1,076)
Proceeds on sale of investment vehicles	220	296
Purchase of mortgage servicing rights	(1)	(6)
Proceeds on sale of mortgage servicing rights	1	166
Cash paid on derivatives related to mortgage servicing rights	—	(258)
Net settlement proceeds from derivatives related to mortgage servicing rights	—	258
Purchases of property, plant and equipment	(5)	(11)
Increase in Restricted cash	(120)	(97)
Other, net	6	3

Net cash used in investing activities	(423)	(725)

Cash flows from financing activities:
Net decrease in short-term borrowings	—	(71)
Proceeds from borrowings	24,172	18,154
Principal payments on borrowings	(23,737)	(17,632)
Issuances of Company Common stock	—	1
Proceeds from the sale of Sold Warrants	—	24
Cash paid for Purchased Options	—	(51)
Cash paid for debt issuance costs	(42)	(51)
Other, net	(4)	(5)

Net cash provided by financing activities	389	369

Effect of changes in exchange rates on Cash and cash equivalents	(11)	2

Net increase (decrease) in Cash and cash equivalents	37	(42)
Cash and cash equivalents at beginning of period	109	149

Cash and cash equivalents at end of period	$146	$107

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
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     PHH Corporation and subsidiaries (collectively, “PHH” or the “Company”) is a leading outsource provider of mortgage and fleet management services operating in the following business segments:
▪	Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

▪	Mortgage Servicing — performs servicing activities for originated and purchased loans.

▪	Fleet Management Services — provides commercial fleet management services.
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
Changes in Accounting Policies
     Fair Value Measurements. In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) for one year for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The Company elected the deferral provided by FSP FAS 157-2 and adopted the provisions of SFAS No. 157 for its assessment of impairment of its

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Goodwill, other intangible assets, net investment in operating leases, net investment in off-lease vehicles, real estate owned (“REO”) and Property, plant and equipment, net effective January 1, 2009. The Company’s measurement of fair value for these nonfinancial assets, when applicable, will incorporate the assumptions market participants would use in pricing the asset, where available, which may differ from the Company’s own intended use of such assets and related assumptions and therefore may result in a different fair value than the fair value measured on a basis prior to the application of SFAS No. 157. There were no events or circumstances resulting in the measurement of fair value for any nonfinancial asset other than REO during the three or six months ended June 30, 2009. See Note 13, “Fair Value Measurements” for additional information.
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
     Transfers of Financial Assets and Repurchase Financing Transactions. In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). The objective of FSP FAS 140-3 is to provide guidance on accounting for the transfer of a financial asset and repurchase financing. An initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement for purposes of evaluation under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) unless the criteria of FSP FAS 140-3 are met at the inception of the transaction. If the criteria are met, the initial transfer of the financial asset and repurchase financing transaction shall be evaluated separately under SFAS No. 140. The Company

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
adopted the provisions of FSP FAS 140-3 effective January 1, 2009. The adoption of FSP FAS 140-3 did not impact the Company’s Consolidated Financial Statements.
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
     Fair Value Measurements. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for determining fair value in accordance with SFAS No. 157 when the volume and level of activity for an asset or liability has significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 supersedes FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The Company adopted the provisions of FSP FAS 157-4 effective June 30, 2009. The adoption of FSP FAS 157-4 did not impact the Company’s Consolidated Financial Statements.
     Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “FSP APB 28-1”). FSP FAS 107-1 and FSP APB 28-1 require the disclosure of fair value for interim and annual reporting periods for all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position. The Company adopted the provisions of FSP FAS 107-1 and FSP APB 28-1 effective June 30, 2009. FSP FAS 107-1 and FSP APB 28-1 did not impact the Company’s financial position, results of operations or cash flows. Disclosures of the fair value of the Company’s financial instruments are included in Note 8, “Debt and Borrowing Arrangements” and Note 13, “Fair Value Measurements” in these Notes to Condensed Consolidated Financial Statements.
     Subsequent Events. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company adopted the provisions of SFAS No. 165 effective June 30, 2009. SFAS No. 165 did not impact the Company’s financial position, results of operations or cash flows. The Company evaluated subsequent events with respect to the Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2009 through August 4, 2009, the date of issuance of its financial statements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Recently Issued Accounting Pronouncements
     Transfers of Financial Assets. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”), which amends SFAS No. 140. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”), modifies the criteria for applying sale accounting to transfers of financial assets or portions of financial assets, differentiates between the initial measurement of an interest held in connection with the transfer of an entire financial asset recognized as a sale and participating interests recognized as a sale and removes the provision allowing classification of interests received in a guaranteed mortgage securitization transaction that does not qualify as a sale as available-for-sale or trading securities. SFAS No. 166 clarifies (i) that an entity must consider all arrangements or agreements made contemporaneously or in contemplation of a transfer, (ii) the isolation analysis related to the transferor and its consolidated subsidiaries and (iii) the principle of effective control over the transferred financial asset. SFAS No. 166 also enhances financial statement disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009 with earlier application prohibited. SFAS No. 166 recognition and measurement provisions are to be applied to transfers occurring on or after the effective date and the disclosure provisions are to be applied to transfers that occurred both before and after the effective date. The Company is currently evaluating the impact of adopting SFAS No. 166 on its Consolidated Financial Statements.
     Consolidation of Variable Interest Entities. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) by modifying certain characteristics that identify a variable interest entity (“VIE”), revising the criteria for determining the primary beneficiary of a VIE, adding an additional reconsideration event to determining whether an entity is a VIE, eliminating troubled debt restructurings as an excluded reconsideration event and enhances disclosures regarding involvement with a VIE. Additionally, with the elimination of the concept of QSPEs in SFAS No. 166, entities previously considered QSPEs are now within the scope of FIN 46(R). Entities required to consolidate or deconsolidate a variable interest entity will recognize a cumulative effect in retained earnings for any difference in the carrying amount of the interest recognized. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009 with earlier application prohibited. The Company is currently evaluating the impact of adopting SFAS No. 167 on its Consolidated Financial Statements.
     Accounting Standards Codification. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental GAAP. The Codification reorganizes U.S. GAAP pronouncements into accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Codification will impact the reference to accounting pronouncements within the Company’s Notes to Consolidated Financial Statements, but will have no impact on its financial position, results of operations or cash flows.
2. Earnings Per Share
     Basic earnings per share attributable to PHH Corporation was computed by dividing Net income attributable to PHH Corporation during the period by the weighted-average number of shares outstanding during the period. Diluted earnings per share attributable to PHH Corporation was computed by dividing Net income attributable to PHH Corporation by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for both the three and six months ended June 30, 2009 excludes approximately 2.8 million outstanding stock-based compensation awards, as well as the assumed

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
conversion of the Company’s Convertible Notes and the related purchased options and sold warrants, as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for both the three and six months ended June 30, 2008 excludes approximately 1.6 million outstanding stock-based compensation awards, as well as the assumed conversion of the Company’s outstanding Convertible Notes and the related purchased options and sold warrants, as their inclusion would be anti-dilutive.
     The following table summarizes the basic and diluted earnings per share attributable to PHH Corporation calculations for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In millions, except share and per share data)
Net income attributable to PHH Corporation	$106	$16	$108	$46

Weighted-average common shares outstanding — basic	54,502,265	54,271,286	54,441,028	54,231,894
Effect of potentially dilutive securities:
Stock options	20,857	91,665	10,605	95,014
Restricted stock units	550,772	417,207	356,522	371,881

Weighted-average common shares outstanding — diluted	55,073,894	54,780,158	54,808,155	54,698,789

Basic earnings per share attributable to PHH Corporation	$1.93	$0.31	$1.98	$0.85

Diluted earnings per share attributable to PHH Corporation	$1.91	$0.30	$1.96	$0.85

3. Mortgage Servicing Rights
     The activity in the Company’s loan servicing portfolio associated with its capitalized MSRs consisted of:

	Six Months
	Ended June 30,
	2009	2008
	(In millions)
Balance, beginning of period	$129,078	$126,540
Additions	14,050	12,530
Payoffs, sales and curtailments	(17,141)	(10,427)

Balance, end of period	$125,987	$128,643

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The activity in the Company’s capitalized MSRs consisted of:

	Six Months
	Ended June 30,
	2009	2008
	(In millions)
Mortgage Servicing Rights:
Balance, beginning of period	$1,282	$1,502
Additions	268	203
Changes in fair value due to:
Realization of expected cash flows	(212)	(136)
Changes in market inputs or assumptions used in the valuation model	104	104
Sales	(6)	—

Balance, end of period	$1,436	$1,673

     The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	June 30,
	2009	2008
Prepayment speed (CPR)	17%	17%
Option adjusted spread (in basis points)	554	481
Volatility	31%	21%
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In millions)
Net service fee revenue	$105	$108	$212	$215
Late fees	4	4	9	11
Other ancillary servicing revenue	11	8	16	13
     As of June 30, 2009, the Company’s MSRs had a weighted-average life of approximately 4.8 years. Approximately 70% of the MSRs associated with the loan servicing portfolio as of June 30, 2009 were restricted from sale without prior approval from the Company’s private-label clients or investors.
     The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Six Months
	Ended June 30,
	2009	2008
Initial capitalization rate of additions to MSRs	1.91%	1.62%
Weighted-average servicing fee of additions to MSRs (in basis points)	37	34

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	June 30,
	2009	2008
Capitalized servicing rate	1.14%	1.30%
Capitalized servicing multiple	3.5	4.0
Weighted-average servicing fee (in basis points)	33	33
4. Loan Servicing Portfolio
     The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.
Portfolio Activity

	Six Months
	Ended June 30,
	2009	2008
	(In millions)
Balance, beginning of period	$149,750	$159,183
Additions	17,606	16,908
Payoffs, sales and curtailments(1)	(18,173)	(30,917)

Balance, end of period	$149,183	$145,174

Portfolio Composition

	June 30,
	2009	2008
	(In millions)
Owned servicing portfolio	$128,670	$132,494
Subserviced portfolio	20,513	12,680

Total servicing portfolio	$149,183	$145,174

Fixed rate	$97,846	$92,283
Adjustable rate	51,337	52,891

Total servicing portfolio	$149,183	$145,174

Conventional loans	$130,378	$130,993
Government loans	11,936	9,319
Home equity lines of credit	6,869	4,862

Total servicing portfolio	$149,183	$145,174

Weighted-average interest rate	5.5%	5.9%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Portfolio Delinquency (2)

	June 30,
	2009		2008
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance
30 days	2.50%	2.22%	2.15%	1.87%
60 days	0.72%	0.68%	0.47%	0.43%
90 or more days	0.89%	0.93%	0.48%	0.42%

Total delinquency	4.11%	3.83%	3.10%	2.72%

Foreclosure/real estate owned/bankruptcies	2.62%	2.72%	1.52%	1.40%

(1)	Payoffs, sales and curtailments for the six months ended June 30, 2008 includes $18.3 billion of the unpaid principal balance of the underlying mortgage loans for which the associated MSRs were sold during the year ended December 31, 2007, but the Company subserviced these loans until the MSRs were transferred from the Company’s systems to the purchasers’ systems during the three months ended June 30, 2008.

(2)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.
     As of June 30, 2009 and December 31, 2008, the Company had outstanding servicing advance receivables of $105 million and $117 million, respectively, which were included in Accounts receivable, net in the Condensed Consolidated Balance Sheets.
5. Mortgage Loan Sales
     The Company sells its residential mortgage loans through one of the following methods: (i) sales to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation and loan sales to other investors guaranteed by the Government National Mortgage Association (collectively, “Government Sponsored entities” or “GSEs”), or (ii) sales to private investors, or sponsored securitizations through the Company’s wholly owned subsidiary, PHH Mortgage Capital, LLC (“PHHMC”), which maintains securities issuing capacity through a public registration statement. During the six months ended June 30, 2009, 92% of the Company’s mortgage loan sales were to the GSEs and the remaining 8% were sold to private investors. The Company did not execute any sales or securitizations through PHHMC during the six months ended June 30, 2009. During the six months ended June 30, 2009, the Company retained MSRs on approximately 93% of mortgage loans sold. The Company did not retain any interests from sales or securitizations other than MSRs during the six months ended June 30, 2009.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Key economic assumptions used in measuring the fair value of the Company’s retained interests in sold or securitized mortgage loans at June 30, 2009 and the effect on the fair value of those interests from adverse changes in those assumptions were as follows:

	Investment
	Securities	MSRs
	(Dollars in millions)
Fair value of retained interests	$12	$1,436
Weighted-average life (in years)	9.2	4.8
Annual servicing fee (in basis points)	N/A	33
Prepayment speed (annual rate)	7-26%	17%
Impact on fair value of 10% adverse change	$—	$(87)
Impact on fair value of 20% adverse change	—	(167)
Discount rate/Option adjusted spread (annual rate and basis points, respectively)	4-30%	554
Impact on fair value of 10% adverse change	$(1)	$(53)
Impact on fair value of 20% adverse change	(2)	(103)
Volatility (annual rate)	N/A	31%
Impact on fair value of 10% adverse change	N/A	$(29)
Impact on fair value of 20% adverse change	N/A	(58)
Credit losses (cumulative rate)	7-9%	N/A
Impact on fair value of 10% adverse change	$(1)	N/A
Impact on fair value of 20% adverse change	(2)	N/A
     These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from management’s intervention to attempt to mitigate these variations.
     The following table presents information about delinquencies and components of sold or securitized residential mortgage loans for which the Company has retained interests (except for MSRs) as of and for the six months ended June 30, 2009:

Principal
	Total	Amount 60
	Principal	Days or More	Net Credit
	Amount	Past Due(1)	Losses
(In millions)
Residential mortgage loans (2)	$965	$219	$12

(1)	Amounts are based on total sold or securitized assets at June 30, 2009 for which the Company has a retained interest as of June 30, 2009.

(2)	Excludes sold or securitized mortgage loans that the Company continues to service but to which it has no other continuing involvement.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table sets forth information regarding cash flows relating to the Company’s loan sales in which it has continuing involvement.

Six Months
Ended
June 30,
2009
(In millions)
Proceeds from new loan sales or securitizations	$14,139
Servicing fees received (1)	212
Other cash flows received on retained interests (2)	4
Purchases of delinquent or foreclosed loans	(52)
Servicing advances	(483)
Repayment of servicing advances	489

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Represents cash flows received on retained interests other than servicing fees.
     During the three and six months ended June 30, 2009, the Company recognized pre-tax gains of $235 million and $353 million, respectively, related to the sale or securitization of residential mortgage loans which are recorded in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
6. Derivatives and Risk Management Activities
     The Company did not have any derivative instruments designated as hedging instruments under SFAS No. 133 as of or during the six months ended June 30, 2009. The following table summarizes the amounts recorded in the Company’s Condensed Consolidated Balance Sheet for derivative instruments not designated as hedging instruments under SFAS No. 133 as of June 30, 2009:

	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Fair	Notional	Sheet	Fair	Notional
	Presentation	Value	Amount	Presentation	Value	Amount
	(In millions)
Interest rate lock commitments (“IRLCs”)	Other assets	$69	$5,041	Other liabilities	$2	$296
Forward delivery commitments not subject to master netting arrangements:
Related to interest rate and price risk for MLHS and IRLCs	Other assets	22	1,751	Other liabilities	16	1,762
Forward delivery commitments subject to master netting arrangements:
Related to interest rate and price risk for MLHS and IRLCs(1)	Other liabilities	32	2,388	Other liabilities	41	2,979
Related to interest rate and price risk for MLHS and IRLCs(1)	Other assets	1	66	Other assets	1	37
Contracts related to interest rate risk for debt arrangements and variable-rate leases	Other assets	9	867	N/A	—	—

Foreign exchange contracts	Other assets	9	245	N/A	—	—

Total derivative instruments		142	$10,358		60	$5,074

Impact of master netting arrangements(1)		(33)			(33)

Net fair value of derivative instruments		$109			$27

(1)	Represents derivative instruments that are executed with the same counterparties and subject to master netting arrangements between the Company and its counterparties.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table summarizes the amounts recorded in the Company’s Condensed Consolidated Statements of Operations for derivative instruments not designated as hedging instruments under SFAS No. 133:

	Three Months		Six Months
	Ended June 30, 2009		Ended June 30, 2009
	Statement of		Statement of
	Operations		Operations	Gain
	Presentation	Gain	Presentation	(Loss)
		(In millions)
Interest rate lock commitments	Gain on mortgage loans, net	$108	Gain on mortgage loans, net	$277
Forward delivery commitments related to interest rate and price risk for MLHS and IRLCs	Gain on mortgage loans, net	9	Gain on mortgage loans, net	(37)
Contracts related to interest rate risk for debt arrangements and variable-rate leases	Fleet interest expense	—	Fleet interest expense	(1)

Foreign exchange contracts	Fleet interest expense	19	Fleet interest expense	15

Total derivative instruments		$136		$254

     The Company’s principal market exposure is to interest rate risk, specifically long-term United States Department of the Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. The Company also has exposure to the London Interbank Offered Rates (“LIBOR”) due to their impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in variable-rate lease assets. From time-to-time, the Company uses various financial instruments, including swap contracts, forward delivery commitments on mortgage-backed securities (“MBS”) or whole loans, futures and options contracts to manage and reduce this risk.
     The following is a description of the Company’s risk management policies related to IRLCs, MLHS, MSRs and debt:
     Interest Rate Lock Commitments. IRLCs represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to lend funds to a potential borrower at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, the Company’s outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the IRLC through the loan funding date or expiration date. The Company’s loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. The Company uses forward delivery commitments on MBS or whole loans to attempt to manage the interest rate and price risk. The Company considers historical commitment-to-closing ratios to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. (See Note 13, “Fair Value Measurements” for additional information regarding IRLCs.)
     Mortgage Loans Held for Sale. The Company is subject to interest rate and price risk on its MLHS from the loan funding date until the date the loan is sold into the secondary market. The Company primarily uses mortgage forward delivery commitments on MBS or whole loans to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Forward delivery commitments on MBS or whole loans may not be available for all products that the Company originates; therefore, the Company may use a combination of derivative instruments, including forward delivery commitments for similar products or treasury futures, to

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
minimize the interest rate and price risk. (See Note 13, “Fair Value Measurements” for additional information regarding MLHS and related forward delivery commitments.)
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
     During the year ended December 31, 2008, the Company assessed the composition of its capitalized mortgage loan servicing portfolio and its relative sensitivity to refinance if interest rates decline, the cost of hedging and the anticipated effectiveness of the hedge given the economic environment. Based on that assessment, the Company made the decision to close out substantially all of its derivatives related to MSRs during the three months ended September 30, 2008. As of June 30, 2009, the Company does not have any outstanding derivatives used to offset potential adverse changes in the fair value of MSRs that could affect reported earnings.
     During the three and six months ended June 30, 2008, the Company used a combination of derivative instruments to offset potential adverse changes in the fair value of its MSRs. The change in fair value of derivatives is intended to react in the opposite direction of the change in the fair value of MSRs. The MSRs derivatives generally increase in value as interest rates decline and decrease in value as interest rates rise. The effectiveness of derivatives related to MSRs is dependent upon the level at which the change in fair value of the derivatives, which is primarily driven by changes in interest rates, correlates to the change in fair value of the MSRs, which is influenced by changes in interest rates as well as other factors, including home prices, underwriting standards and product characteristics. These derivatives included interest rate swap contracts, interest rate futures contracts, interest rate forward contracts, mortgage forward contracts, options on forward contracts, options on futures contracts, options on swap contracts and principal-only swaps. During the three and six months ended June 30, 2008, all of the derivatives associated with the MSRs were freestanding derivatives and were not designated in a hedge relationship pursuant to SFAS No. 133. These derivatives were classified as Other assets or Other liabilities in the Condensed Consolidated Balance Sheet with changes in their fair values recorded in Net derivative loss related to mortgage servicing rights in the Condensed Consolidated Statements of Operations.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Foreign Exchange. Due to disruptions in the credit markets, the Company has been unable to utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for new lease originations by its Canadian fleet management operations. Alternatively, approximately $245 million of additional leases are being funded by the Company’s unsecured borrowings as of June 30, 2009 in comparison to before the disruptions in the credit markets. As such, the Company is subject to foreign exchange risk associated with the use of domestic borrowings to fund Canadian leases, and has entered into foreign exchange forward contracts to manage such risk. During the three and six months ended June 30, 2009, the Company recorded net foreign exchange transaction losses of $19 million and $15 million, respectively, and net gains of $19 million and $15 million, respectively, related to the foreign exchange forward contracts, both of which were included in Fleet interest expense in the Condensed Consolidated Statements of Operations, and as such the net foreign exchange impact related to the use of domestic borrowings to fund additional Canadian leases was not significant.
7. Vehicle Leasing Activities
     The components of Net investment in fleet leases were as follows:

	June 30,	December 31,
	2009	2008
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$7,531	$7,542
Vehicles under closed-end operating leases	279	266

Vehicles under operating leases	7,810	7,808
Less: Accumulated depreciation	(4,165)	(3,999)

Net investment in operating leases	3,645	3,809

Direct Financing Leases:
Lease payments receivable	123	141
Less: Unearned income	(6)	(7)

Net investment in direct financing leases	117	134

Off-Lease Vehicles:
Vehicles not yet subject to a lease	94	254
Vehicles held for sale	5	18
Less: Accumulated depreciation	(3)	(11)

Net investment in off-lease vehicles	96	261

Net investment in fleet leases	$3,858	$4,204

	June 30,	December 31,
	2009	2008
Vehicles under open-end leases	94%	94%
Vehicles under closed-end leases	6%	6%

Vehicles under variable-rate leases	74%	73%
Vehicles under fixed-rate leases	26%	27%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. Debt and Borrowing Arrangements
     The following tables summarize the components of the Company’s indebtedness as of June 30, 2009 and December 31, 2008:

June 30, 2009
							Assets Held as Collateral(1)
									Mortgage	Net
					Maturity/				Loans	Investment
			Interest		Expiry		Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date		Receivable	Cash	Sale	Leases(4)
	(Dollars in millions)
Chesapeake Series 2006-1 Variable Funding Notes	$1,262	$1,262			3/27/2009	(5)
Chesapeake Series 2006-2 Variable Funding Notes	879	879			2/26/2009	(5)
Chesapeake Series 2009-1 Term Notes	1,000	1,000			5/20/2010
Other	35	35			3/2010–6/2016

Total Vehicle Management Asset-Backed Debt	3,176	3,176	2.4	%(6)			$27	$457	$—	$3,313

RBS Repurchase Facility(7)	709	1,500	4.0%		6/24/2010		—	—	785	—
Fannie Mae Repurchase Facilities(8)	623	623	1.0%		N/A		—	—	646	—
Other	8	8	3.2%		10/29/2009		—	—	8	—

Total Mortgage Warehouse Asset-Backed Debt	1,340	2,131					—	—	1,439	—

Term Notes(9)	440	440	6.5%-7.9	%(10)	4/2010-4/2018		—	—	—	—
Credit Facilities(11)	1,039	1,305	1.0	%(12)	1/6/2011		—	—	—	—
Convertible Notes(13)	215	215	4.0%		4/15/2012		—	—	—	—

Total Unsecured Debt	1,694	1,960					—	—	—	—

Total Debt	$6,210	$7,267					$27	$457	$1,439	$3,313

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

December 31, 2008
						Assets Held as Collateral(1)
								Mortgage	Net
					Maturity/			Loans	Investment
			Interest		Expiry	Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date	Receivable	Cash	Sale	Leases(4)
	(Dollars in millions)
Chesapeake Series 2006-1 Variable Funding Notes	$2,371	$2,500			2/26/2009
Chesapeake Series 2006-2 Variable Funding Notes	1,000	1,000			2/26/2009
Other	5	5			3/2010–5/2014

Total Vehicle Management Asset-Backed Debt	3,376	3,505	3.6	%(6)		$22	$320	$—	$3,692

RBS Repurchase Facility(7)	411	1,500	4.0%		6/24/2010	—	—	456	—
Citigroup Repurchase Facility(14)	10	500	1.7%		2/26/2009	—	—	12	—
Fannie Mae Repurchase Facilities(8)	149	149	1.0%		N/A	—	—	149	—
Mortgage Venture Repurchase Facility(15)	115	225	1.7%		5/28/2009	—	25	128	—
Other	7	7	5.3%		10/29/2009	—	—	7	—

Total Mortgage Warehouse Asset-Backed Debt	692	2,381				—	25	752	—

Term Notes(9)	441	441	6.5%-7.9	%(10)	4/2010-4/2018	—	—	—	—
Credit Facilities(11)	1,035	1,303	1.3	%(12)	1/6/2011	—	—	—	—
Convertible Notes(13)	208	208	4.0%		4/15/2012	—	—	—	—
Other	12	12				—	—	—	—

Total Unsecured Debt	1,696	1,964				—	—	—	—

Total Debt	$5,764	$7,850				$22	$345	$752	$3,692

(1)	Assets held as collateral are not available to pay the Company’s general obligations.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(3)	Represents the variable interest rate as of the respective date, with the exception of total vehicle management asset-backed debt, term notes and the Convertible Notes.

(4)	The titles to all the vehicles collateralizing the debt issued by Chesapeake Funding LLC (“Chesapeake”) are held in a bankruptcy remote trust and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements.

(5)	The Company elected to allow the Series 2006-2 notes and Series 2006-1 notes to amortize in accordance with their terms on their respective Scheduled Expiry Date (as defined below). During the Amortization Periods (as defined below), the Company is unable to borrow additional amounts under these notes. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” for additional information.

(6)	Represents the weighted-average interest rate of the Company’s vehicle management asset-backed debt arrangements as of June 30, 2009 and December 31, 2008, respectively.

(7)	The Company maintains a variable-rate committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). At the Company’s election, subject to compliance with the terms of the Amended Repurchase Agreement and payment of renewal fees, the RBS Repurchase Facility was renewed for an additional 364-day term on June 25, 2009.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(8)	The balance and capacity represents amounts outstanding under the Company’s variable-rate uncommitted mortgage repurchase facilities (the “Fannie Mae Repurchase Facilities”) with Fannie Mae. Total uncommitted capacity was approximately $2.9 billion and $1.5 billion as of June 30, 2009 and December 31, 2008, respectively.

(9)	Represents medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A.

(10)	Represents the range of stated interest rates of the MTNs outstanding as of June 30, 2009 and December 31, 2008, respectively. The effective rate of interest of the Company’s outstanding MTNs was 7.2% as of both June 30, 2009 and December 31, 2008.

(11)	Credit facilities primarily represents a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.

(12)	Represents the interest rate on the Amended Credit Facility as of June 30, 2009 and December 31, 2008, respectively, excluding per annum utilization and facility fees. The outstanding balance as of June 30, 2009 and December 31, 2008 also includes $73 million and $78 million, respectively, outstanding under another variable-rate credit facility that bore interest at 1.3% and 2.8%, respectively. See “Unsecured Debt—Credit Facilities” below for additional information.

(13)	On April 2, 2008, the Company completed a private offering of the 4.0% Convertible Notes with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The carrying amount as of June 30, 2009 and December 31, 2008 is net of an unamortized discount of $35 million and $42 million, respectively. The effective rate of interest of the Convertible Notes was 12.4% as of June 30, 2009 and December 31, 2008. There were no conversions of the Convertible Notes during the six months ended June 30, 2009.

(14)	The Company maintained a 364-day $500 million variable-rate committed mortgage repurchase facility with Citigroup Global Markets Realty Corp. (the “Citigroup Repurchase Facility”). The Company repaid all outstanding obligations under the Citigroup Repurchase Facility as of February 26, 2009.

(15)	The Mortgage Venture maintained a variable-rate committed repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. The balance as of December 31, 2008 represents variable-funding notes outstanding under the facility. See “Asset-Backed Debt—Mortgage Warehouse Asset-Backed Debt” below for additional information.
     The fair value of the Company’s debt was $5.8 billion and $4.8 billion as of June 30, 2009 and December 31, 2008, respectively.
Asset-Backed Debt
     Vehicle Management Asset-Backed Debt
     Vehicle management asset-backed debt primarily represents variable-rate debt issued by the Company’s wholly owned subsidiary, Chesapeake, to support the acquisition of vehicles used by the Fleet Management Services segment’s U.S. leasing operations. On February 27, 2009, the Company amended the agreement governing the Series 2006-1 notes to extend the scheduled expiry date to March 27, 2009 in order to provide additional time for the Company and the lenders of the Chesapeake notes to evaluate the long-term funding arrangements for its Fleet Management Services segment. The amendment also included a reduction in the total capacity of the Series 2006-1 notes from $2.5 billion to $2.3 billion and the payment of certain extension fees. Additionally, on February 26, 2009 and March 27, 2009 (the “Scheduled Expiry Dates”) the Company elected to allow the Series 2006-2 and Series 2006-1 notes, respectively, to amortize in accordance with their terms, as further discussed below.
     On June 9, 2009, Chesapeake issued $1.0 billion of Term Asset-Backed Loan Facility eligible term notes under Series 2009-1 to repay a portion of the Series 2006-1 notes and provide additional committed funding for the Company’s Fleet Management Services operations. The Series 2009-1 notes have a revolving period, after which, the Series 2009-1 notes shall amortize in accordance with their terms beginning on May 20, 2010, as further discussed below. During the revolving period, the Series 2009-1 note’s pro-rata share of lease cash flows pledged to Chesapeake will create availability to purchase eligible vehicles.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     During the amortization periods, the Company will be unable to borrow additional amounts under the variable funding notes or use the pro-rata share of lease cash flows to purchase eligible vehicles under the term notes, and monthly repayments will be made on the notes through the earlier of 125 months following the Scheduled Expiry Dates, or when the respective series of notes are paid in full based on an allocable share of the collection of cash receipts of lease payments from its clients relating to the collateralized vehicle leases and related assets (the “Amortization Period”). The allocable share is based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the Amortization Period. After the payment of interest, servicing fees, administrator fees and servicer advance reimbursements, any monthly lease collections during the Amortization Period of a particular series would be applied to reduce the principal balance of the series notes.
     As of June 30, 2009, 85% of the Company’s fleet leases collateralize the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding and term notes (the “Chesapeake Lease Portfolio”). Approximately 98% of the Chesapeake Lease Portfolio as of June 30, 2009 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of June 30, 2009, the Chesapeake Lease Portfolio consisted of 23% and 77% fixed-rate and variable-rate leases, respectively. As of June 30, 2009, the top 25 client lessees represented approximately 50% of the Chesapeake Lease Portfolio, with no client exceeding 5%.
     Mortgage Warehouse Asset-Backed Debt
     On December 15, 2008, the parties agreed to amend the Mortgage Venture Repurchase Facility to, among other things, reduce the total committed capacity to $125 million by March 31, 2009 through a series of commitment reductions. Additionally, the parties elected not to renew the Mortgage Venture Repurchase Facility beyond its maturity date and the Company repaid all outstanding obligations under the Mortgage Venture Repurchase Facility on May 28, 2009. During the six months ended June 30, 2009, the Mortgage Venture undertook a variety of actions in order to shift its mortgage loan production primarily to mortgage loans that are brokered through third party investors, including PHH Mortgage Corporation (“PHH Mortgage”), in order to decrease its reliance on committed mortgage warehouse asset-backed debt unless and until an alternative source of funding is obtained.
Unsecured Debt
     Credit Facilities
     Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. On February 11, 2009, Standard & Poor’s downgraded its rating of the Company’s senior unsecured long-term debt from BBB- to BB+, and Fitch Ratings’ rating of the Company’s senior unsecured long-term debt was lowered to BB+ on February 26, 2009. In addition, on March 2, 2009, Moody’s Investors Service downgraded its rating of the Company’s senior unsecured long-term debt from Ba1 to Ba2. As of June 30, 2009 and December 31, 2008, borrowings under the Amended Credit Facility bore interest at a margin of 70.0 basis points (“bps”) and 47.5 bps, respectively, over a benchmark index of either LIBOR or the federal funds rate. The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of both June 30, 2009 and December 31, 2008, the per annum utilization fees were 12.5 bps. Facility fees were 17.5 bps and 12.5 bps as of June 30, 2009 and December 31, 2008, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Debt Maturities
     The following table provides the contractual maturities of the Company’s indebtedness at June 30, 2009. The maturities of the Company’s vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets:

	Asset-Backed	Unsecured	Total
		(In millions)
Within one year	$2,209	$5	$2,214
Between one and two years	947	1,039	1,986
Between two and three years	639	250	889
Between three and four years	386	421	807
Between four and five years	233	—	233
Thereafter	102	8	110

	$4,516	$1,723	$6,239

     As of June 30, 2009, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
		(In millions)
Asset-Backed Funding Arrangements
Vehicle management(2)	$3,176	$3,176	$—
Mortgage warehouse(3)	2,131	1,340	791
Unsecured Committed Credit Facilities(4)	1,305	1,053	252

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(2)	On February 27, 2009 and March 30, 2009, the Amortization Period of the Series 2006-2 and Series 2006-1 notes, respectively, began, during which time the Company is unable to borrow additional amounts under these notes. Amounts outstanding under the Series 2006-2 and Series 2006-1 notes were $879 million and $1.3 billion, respectively, as of June 30, 2009. See “—Asset-Backed Debt—Vehicle Management Asset-Backed Debt” above for discussion regarding the amortization of the Chesapeake Series 2006-2 and Series 2006-1 notes.

(3)	Capacity does not reflect $2.3 billion undrawn under the $2.9 billion Fannie Mae Facilities, as this amount is uncommitted.

(4)	Utilized capacity reflects $14 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Company’s Condensed Consolidated Balance Sheet.
Debt Covenants
     Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility and the RBS Repurchase Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Repurchase Facility requires PHH Mortgage to maintain a minimum of $3.0 billion in mortgage repurchase or warehouse facilities, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the RBS Repurchase Facility. At June 30, 2009, the Company was in compliance with all of its financial covenants related to its debt arrangements.
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
     During the three months ended June 30, 2009, the Provision for income taxes was $75 million, and was impacted by a $1 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the three months ended June 30, 2009 for which the Company believes it is more likely than not that the loss carryforwards will not be realized). Due to the Company’s mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference between the state effective income tax rates during the three months ended June 30, 2009 and 2008.
     During the three months ended June 30, 2008, the Provision for income taxes was $17 million and was significantly impacted by a $6 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards of $15 million generated during the three months ended June 30, 2008 for which the Company believed it was more likely than not that the loss carryforwards would not be realized, which were partially offset by a $9 million reduction in loss carryforwards as a result of the receipt of approval from the Internal Revenue Service (the “IRS”) regarding an accounting method change (the “IRS Method Change”)) partially offset by a $2 million decrease in liabilities for income tax contingencies primarily as a result of the IRS Method Change.
     During the six months ended June 30, 2009, the Provision for income taxes was $75 million, and was impacted by a $1 million net decrease in valuation allowances for deferred tax assets (primarily due to the reduction of loss carryforwards as a result of taxable income generated during the six months ended June 30, 2009). Due to the Company’s mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference between the state effective income tax rates during the six months ended June 30, 2009 and 2008.
     During the six months ended June 30, 2008, the Provision for income taxes was $27 million and was impacted by a $1 million decrease in liabilities for income tax contingencies primarily as a result of the IRS Method Change and a $1 million net decrease in valuation allowances for deferred tax assets (primarily due to a $9 million

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
reduction in loss carryforwards as a result of the IRS Method Change that were partially offset by loss carryforwards of $8 million generated during the six months ended June 30, 2008 for which the Company believed it was more likely than not that the loss carryforwards would not be realized).
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
     Loan Recourse
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
     The Company had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The Company is no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $16 million as of June 30, 2009, 33.00% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans). In addition, the outstanding balance of other loans sold with specific recourse by the Company and those for which a breach of representation or warranty provision was identified subsequent to sale was $298 million as of June 30, 2009, 11.87% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).
     As of June 30, 2009, the Company had a liability of $37 million, included in Other liabilities in the Condensed Consolidated Balance Sheet, for probable losses related to the Company’s recourse exposure.
     Mortgage Reinsurance
     Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium Insurance Corporation, the Company has entered into contracts with four primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans, consisting of one active and three inactive contracts. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. As of March 31, 2009, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 5.6 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. The Company is required to hold securities in trust related to this potential obligation, which were $275 million and were included in Restricted cash in the Condensed Consolidated Balance Sheet as of June 30, 2009. The Company did not have any significant contractual reinsurance payments outstanding as of June 30, 2009. As of June 30, 2009, a liability of $108 million was included in Other liabilities in the Condensed Consolidated Balance Sheet for incurred and incurred but not reported losses associated with the Company’s mortgage reinsurance activities, which was determined on an undiscounted basis.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     A summary of the activity in reinsurance-related reserves is as follows:

	Three Months
	Ended June 30,
	2009	2008
	(In millions)
Reinsurance-related reserves, March 31,	$97	$39
Realized reinsurance losses	(1)	—
Increase in reinsurance reserves	12	11

Reinsurance-related reserves, June 30,	$108	$50

	Six Months
	Ended June 30,
	2009	2008
	(In millions)
Reinsurance-related reserves, January 1,	$83	$32
Realized reinsurance losses	(1)	—
Increase in reinsurance reserves	26	18

Reinsurance-related reserves, June 30,	$108	$50

11. Stock-Related Matters
     On June 12, 2009, following approval by the Company’s stockholders, the Company’s Charter was amended to increase the number of authorized shares of capital stock from 110,000,000 shares to 275,000,000 shares and authorized shares of Common stock from 108,910,000 shares to 273,910,000 shares.
12. Accumulated Other Comprehensive Income (Loss)
     The components of total comprehensive income are summarized as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In millions)
Net income attributable to PHH Corporation	$106	$16	$108	$46

Other comprehensive income (loss):
Currency translation adjustments	10	1	6	(3)

Total other comprehensive income (loss)	10	1	6	(3)

Total comprehensive income	$116	$17	$114	$43

     The after-tax components of Accumulated other comprehensive (loss) income were as follows:

			Accumulated
	Currency		Other
	Translation	Pension	Comprehensive
	Adjustment	Adjustment	(Loss) Income
		(In millions)
Balance at December 31, 2008	$6	$(9)	$(3)
Change during 2009	6	—	6

Balance at June 30, 2009	$12	$(9)	$3

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The pension adjustment presented above is net of income taxes; however, the currency translation adjustment presented above excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.
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
     The Company determines fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs. The Company uses unobservable inputs when observable inputs are not available. Adjustments may be made to reflect the assumptions that market participants would use in pricing the asset or liability. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness and liquidity. The incorporation of counterparty credit risk did not have a significant impact on the valuation of the Company’s assets and liabilities recorded at fair value on a recurring basis as of June 30, 2009.
     The Company has classified assets and liabilities measured at fair value on a recurring basis pursuant to the valuation hierarchy as follows:
     Mortgage Loans Held for Sale. The Company’s mortgage loans are generally classified within Level Two of the valuation hierarchy; however, as of June 30, 2009, the Company’s Scratch and Dent (as defined below), second-lien, certain non-conforming and construction loans are classified within Level Three due to the lack of observable pricing data.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table reflects the difference between the carrying amount of MLHS, measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of June 30, 2009:

			Aggregate
			Unpaid
			Principal
		Aggregate	Balance
		Unpaid	Over
	Carrying	Principal	Carrying
	Amount	Balance	Amount
		(In millions)
Mortgage loans held for sale:
Total	$1,682	$1,710	$28
Loans 90 or more days past due and on non-accrual status	13	24	11
     The components of the Company’s MLHS, recorded at fair value, were as follows:

June 30,
2009
(In millions)
First mortgages:
Conforming(1)	$1,570
Non-conforming	17
Alt-A(2)	2
Construction loans	23

Total first mortgages	1,612

Second lien	28
Scratch and Dent(3)	39
Other	3

Total	$1,682

(1)	Represents mortgages that conform to the standards of the GSEs.

(2)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgages with origination flaws or performance issues.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	Level	Level	Level
	One	Two	Three	Netting(1)	Total
			(In millions)
Assets:
Mortgage loans held for sale	$—	$1,572	$110	$—	$1,682
Mortgage servicing rights	—	—	1,436	—	1,436
Investment securities	—	—	12	—	12
Other assets:
Derivative assets	—	73	69	(33)	109
Other assets	1	—	—	—	1
Liabilities:
Other liabilities:
Derivative liabilities	—	58	2	(33)	27

	December 31, 2008
	Level	Level	Level
	One	Two	Three	Netting(1)	Total
			(In millions)
Assets:
Mortgage loans held for sale	$—	$829	$177	$—	$1,006
Mortgage servicing rights	—	—	1,282	—	1,282
Investment securities	—	—	37	—	37
Other assets:
Derivative assets	—	18	71	(2)	87
Other assets	1	—	—	—	1
Liabilities:
Other liabilities:
Derivative liabilities	—	36	1	(2)	35

(1)	Adjustments to arrive at the carrying amounts of assets and liabilities presented in the Condensed Consolidated Balance Sheet, which represent the effect of netting the payable or receivable with the same counterparties under master netting arrangements between the Company and its counterparties.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The activity in the Company’s assets and liabilities that were classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended June 30, 2009
		Realized	Purchases,	Transfers
	Balance,	and	Issuances	Out of		Balance,
	Beginning	Unrealized	and	Level		End
	of	(Losses)	Settlements,	Three,		of
	Period	Gains	net	net		Period
			(In millions)
Mortgage loans held for sale	$125	$(5)	$(4)	$(6	)(1)	$110
Mortgage servicing rights	1,223	55 (2)	158	—		1,436
Investment securities	32	(19)	(1)	—		12
Derivatives, net	121	108	(162)	—		67

	Six Months Ended June 30, 2009
		Realized		Purchases,	Transfers
	Balance,	and		Issuances	Out of		Balance,
	Beginning	Unrealized		and	Level		End
	of	(Losses)		Settlements,	Three,		of
	Period	Gains		net	net		Period
				(In millions)
Mortgage loans held for sale	$177	$(22)		$(33)	$(12	)(1)	$110
Mortgage servicing rights	1,282	(108	)(2)	262	—		1,436
Investment securities	37	(21)		(4)	—		12
Derivatives, net	70	277		(280)	—		67

	Three Months Ended June 30, 2008
			Purchases,	Transfers
	Balance,	Realized	Issuances	Into	Balance,
	Beginning	and	and	Level	End
	of	Unrealized	Settlements,	Three,	of
	Period	Gains	net	net	Period
			(In millions)
Mortgage loans held for sale	$56	$—	$2	$23 (3)	$81
Mortgage servicing rights	1,466	104 (2)	103	—	1,673
Investment securities	39	1	(3)	—	37
Derivatives, net	35	24	(39)	—	20

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30, 2008
		Realized		Purchases,	Transfers
	Balance,	and		Issuances	Into	Balance,
	Beginning	Unrealized		and	Level	End
	of	Gains		Settlements,	Three,	of
	Period	(Losses)		net	net	Period
				(In millions)
Mortgage loans held for sale	$59	$1		$9	$12 (3)	$81
Mortgage servicing rights	1,502	(32	)(2)	203	—	1,673
Investment securities	34	7		(4)	—	37
Derivatives, net	(9)	102		(73)	—	20

(1)	Represents Scratch and Dent loans that were foreclosed upon and construction loans that converted to first mortgages, net of transfers into the Scratch and Dent population from the conforming or foreclosure populations during the three and six months ended June 30, 2009. The Company’s mortgage loans in foreclosure are measured at fair value on a non-recurring basis, as discussed in further detail below.

(2)	Represents the change in the fair value of MSRs due to the realization of expected cash flows and changes in market inputs and assumptions used in the MSR valuation model.

(3)	Represents home equity lines of credit that were reclassified from Level Two to Level Three due to the lack of observable market data net of construction loans that converted to first mortgages during the three and six months ended June 30, 2008.
     The Company’s realized and unrealized gains and losses related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30, 2009
	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
		(In millions)
Gain on mortgage loans, net	$(6)	$—	$—	$108
Change in fair value of mortgage servicing rights	—	55	—	—
Mortgage interest income	1	—	—	—
Other expense	—	—	(19)	—

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30, 2009
	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
		(In millions)
Gain on mortgage loans, net	$(25)	$—	$—	$277
Change in fair value of mortgage servicing rights	—	(108)	—	—
Mortgage interest income	3	—	—	—
Other expense	—	—	(21)	—

	Three Months Ended June 30, 2008
	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
		(In millions)
Gain on mortgage loans, net	$(1)	$—	$—	$24
Change in fair value of mortgage servicing rights	—	104	—	—
Mortgage interest income	1	—	—	—
Other income	—	—	1	—

	Six Months Ended June 30, 2008
	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
		(In millions)
Gain on mortgage loans, net	$(1)	$—	$—	$102
Change in fair value of mortgage servicing rights	—	(32)	—	—
Mortgage interest income	2	—	—	—
Other income	—	—	7	—

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company’s unrealized gains and losses included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets as of June 30, 2009 and 2008 were as follows:

Three Months Ended June 30, 2009
Change in
Fair Value
	Gain on	of Mortgage	Mortgage
	Mortgage	Servicing	Interest	Other
	Loans, net	Rights	Income	Expense
(In millions)
Unrealized gain (loss)	$59	$175	$1	$(19)

Six Months Ended June 30, 2009
Change in
Fair Value
	Gain on	of Mortgage	Mortgage
	Mortgage	Servicing	Interest	Other
	Loans, net	Rights	Income	Expense
(In millions)
Unrealized gain (loss)	$61	$104	$1	$(21)

Three Months Ended June 30, 2008
Change in
Fair Value of
	Gain on	Mortgage
	Mortgage	Servicing	Other
	Loans, net	Rights	Income
(In millions)
Unrealized gains	$18	$180	$1

Six Months Ended June 30, 2008
Change in
Fair Value of
	Gain on	Mortgage
	Mortgage	Servicing	Other
	Loans, net	Rights	Income
(In millions)
Unrealized gains	$19	$104	$7
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company’s mortgage loans in foreclosure and REO, which are included in Other assets in the Condensed Consolidated Balance Sheets, are evaluated for impairment using a fair value measurement on a non-recurring basis. The evaluation of impairment reflects an estimate of losses currently incurred at the balance sheet date, which will likely not be recoverable from guarantors, insurers or investors. The impairment of mortgage loans in foreclosure, which represents the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by the Company on those loans, is based on the fair value of the underlying collateral, determined on a loan level basis, less costs to sell. The Company estimates the fair value of the collateral by considering appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions. The Company records REO, which are acquired from mortgagors in default, at the lower of adjusted carrying amount at the time the property is acquired, or fair value of the property, less estimated costs to sell. The Company estimates the fair value of REO using appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions.
     As of June 30, 2009, the carrying value of the Company’s mortgage loans in foreclosure was $98 million, net of an allowance for probable losses of $22 million, which was based upon fair value measurements from Level Two of the valuation hierarchy. As of December 31, 2008, the carrying value of the Company’s mortgage loans in foreclosure was $89 million, net of an allowance for probable losses of $24 million, which was based upon fair value measurements from Level Two of the valuation hierarchy. As of June 30, 2009, REO were $25 million, net of a $21 million adjustment to record these amounts at their estimated net realizable value, which was based upon fair value measurements from Level Two of the valuation hierarchy. As of December 31, 2008, REO were $30 million, net of a $25 million adjustment to record these amounts at their estimated net realizable value.
14. Variable Interest Entities
     The Company determines whether an entity is a VIE and whether it is the primary beneficiary at the date of initial involvement with the entity. The Company reassesses whether it is the primary beneficiary of a VIE upon certain events that affect the VIE’s equity investment at risk and upon certain changes in the VIE’s activities. In determining whether it is the primary beneficiary, the Company considers the purpose and activities of the VIE, including the variability and related risks the VIE incurs and transfers to other entities and their related parties. Based on these factors, the Company makes a qualitative assessment and, if inconclusive, a quantitative assessment of whether it would absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual returns. If the Company determines that it is the primary beneficiary of the VIE, the VIE is consolidated within the Company’s Consolidated Financial Statements.
     Mortgage Venture
     For the six months ended June 30, 2009, approximately 38% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 75% were originated by the Mortgage Venture. During the three and six months ended June 30, 2009, the Mortgage Venture brokered or sold $1.9 billion and $3.1 billion, respectively, of mortgage loans to the Company under the terms of a loan purchase agreement with the Mortgage Venture, whereby the Mortgage Venture has committed to sell or broker, and the Company has agreed to purchase or fund, certain loans originated by the Mortgage Venture. As of June 30, 2009, the Company had outstanding commitments to purchase or fund $864 million of MLHS and fulfilled IRLCs resulting in closed mortgage loans from the Mortgage Venture.
     During both the three and six months ended June 30, 2009, the Company received $4 million of distributions from the Mortgage Venture. The Company did not make any capital contributions to support the Mortgage Venture during the six months ended June 30, 2009. The Company has been the primary beneficiary of the Mortgage Venture since its inception, and current period events did not change the decision regarding whether or not to consolidate the Mortgage Venture.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The assets and liabilities of the Mortgage Venture, consolidated with its subsidiaries, included in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2009 are as follows:

June 30,
2009
(In millions)
ASSETS
Cash	$35
Mortgage loans held for sale	58
Accounts receivable, net	4
Property, plant and equipment, net	1
Other assets	7

Total assets	$105

LIABILITIES
Accounts payable and accrued expenses	$16
Debt	1
Other liabilities	5

Total liabilities(1)	$22

(1)	Total liabilities excludes $18 million of intercompany payables.
     As of June 30, 2009, the Company’s investment in the Mortgage Venture was $82 million. In addition to this investment, the Company had $18 million in receivables from the Mortgage Venture as of June 30, 2009. During the three and six months ended June 30, 2009, the Mortgage Venture originated $3.4 billion and $5.7 billion, respectively, of residential mortgage loans. The Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 includes Net income for the Mortgage Venture of $10 million and $16 million, respectively (net of $5 million and $7 million, respectively, of income eliminated for MLHS brokered or sold by the Mortgage Venture to PHH Mortgage and before $5 million and $8 million, respectively, of net income attributable to noncontrolling interest, which represents Realogy’s share of the Net income).

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Chesapeake and D.L. Peterson Trust
     The consolidated assets and liabilities of Chesapeake, Chesapeake Finance Holdings LLC and D.L. Peterson Trust included in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2009 are as follows:

June 30,
2009
(In millions)
ASSETS
Cash and cash equivalents	$5
Restricted cash(1)	457
Accounts receivable	27
Net investment in fleet leases	3,275
Other assets	17

Total assets(2)	$3,781

LIABILITIES
Debt(3)	$3,141
Other liabilities	5

Total liabilities	$3,146

(1)	Restricted cash primarily relates to amounts specifically designated to repay debt and/or to provide over-collateralization related to the Company’s vehicle management asset-backed debt arrangements.

(2)	See Note 8, “Debt and Borrowing Arrangements” for assets held as collateral related to Chesapeake’s borrowing arrangements, which are not available to pay the Company’s general obligations.

(3)	See Note 8, “Debt and Borrowing Arrangements” for additional information regarding the variable funding and term notes issued by Chesapeake.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company’s segment results were as follows:

	Net Revenues			Segment Profit (Loss)(1)
	Three Months			Three Months
	Ended June 30,			Ended June 30,
	2009	2008	Change	2009	2008	Change
			(In millions)
Mortgage Production segment	$232	$125	$107	$82	$(17)	$99
Mortgage Servicing segment	124	74	50	86	34	52

Total Mortgage Services	356	199	157	168	17	151
Fleet Management Services segment	413	465	(52)	18	16	2

Total reportable segments	769	664	105	186	33	153
Other (2)	(1)	(1)	—	(5)	—	(5)

Total Company	$768	$663	$105	$181	$33	$148

	Net Revenues			Segment Profit (Loss)(1)
	Six Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008	Change	2009	2008	Change
			(In millions)
Mortgage Production segment	$480	$251	$229	$195	$(27)	$222
Mortgage Servicing segment	50	93	(43)	(32)	18	(50)

Total Mortgage Services	530	344	186	163	(9)	172
Fleet Management Services segment	827	913	(86)	25	40	(15)

Total reportable segments	1,357	1,257	100	188	31	157
Other (2)	(2)	48	(50)	(5)	42	(47)

Total Company	$1,355	$1,305	$50	$183	$73	$110

(1)	The following is a reconciliation of Income before income taxes to segment profit:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In millions)
Income before income taxes	$186	$32	$191	$76
Less: net income (loss) attributable to noncontrolling interest	5	(1)	8	3

Segment profit	$181	$33	$183	$73

(2)	Net revenues reported under the heading Other for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 represent intersegment eliminations. Net revenues reported under the heading Other for the six months ended June 30, 2008 represent amounts not allocated to the Company’s reportable segments, primarily related to a terminated merger agreement with General Electric Capital Corporation (the “Terminated Merger Agreement”), and intersegment eliminations. Segment loss of $5 million reported under the heading Other for the three and six months ended June 30, 2009 represents expenses not allocated to the Company’s reportable segments, approximately $3 million of which represents accrued severance for the Company’s former chief executive officer. Segment profit of $42 million reported under the heading Other for the six months ended June 30, 2008 represents income related to the Terminated Merger Agreement.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company’s Total assets by segment were as follows:

	Mortgage	Mortgage	Total	Fleet Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other	Total
	(In millions)
Assets at June 30, 2009	$1,941	$2,222	$4,163	$4,759	$13	$8,935
Assets at December 31, 2008	1,228	2,056	3,284	4,956	33	8,273

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements,” and our Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (this “Form 10-Q”), “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (our “Q1 Form 10-Q”) and “Part I—Item 1. Business,” “Part I—Item 1A. Risk Factors,” “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (our“2008 Form 10-K”).
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
Executive Summary
     During the second quarter of 2009, Net income attributable to PHH Corporation was $106 million and Basic and Diluted earnings per share were $1.93 and $1.91, respectively. During the second quarter of 2008, Net income attributable to PHH Corporation was $16 million and Basic and Diluted earnings per share were $0.31 and $0.30, respectively. During the six months ended June 30, 2009, Net income attributable to PHH Corporation was $108 million and Basic and Diluted earnings per share were $1.98 and $1.96, respectively. During the six months ended June 30, 2008, Net income attributable to PHH Corporation was $46 million and Basic and Diluted earnings per share were both $0.85.
     During the second quarter of 2009 in comparison to the second quarter of 2008 segment profit (loss) for our reportable segments was primarily driven by:
▪	Mortgage Production Segment of $82 Million vs. $(17) Million: higher margins on mortgage loans, higher volumes of more profitable first mortgage retail originations and interest rate lock commitments (“IRLCs”) expected to close and the impact of ongoing cost reduction initiatives.

▪	Mortgage Servicing Segment of $86 Million vs. $34 Million: a greater increase in the fair value of the MSR asset predominantly due to the increase in mortgage rates during the second quarter of 2009 partially offset by a greater reduction in the value of MSRs due to prepayments and portfolio decay.

▪	Fleet Management Services Segment of $18 Million vs. $16 Million: the impact of ongoing cost reduction initiatives partially offset by volume declines.

     During the six months ended June 30, 2009 compared to the six months ended June 30, 2008 segment profit (loss) for our reportable segments was primarily driven by:
▪	Mortgage Production Segment of $195 Million vs. $(27) Million: higher margins on mortgage loans, higher volumes of more profitable first mortgage retail originations and IRLCs expected to close and the impact of ongoing cost reduction initiatives.

▪	Mortgage Servicing Segment of $(32) Million vs. $18 Million: a greater reduction in the value of MSRs due to prepayments and portfolio decay that was partially offset by a greater increase in the fair value of the MSR asset predominantly due to the increase in mortgage rates during the second quarter of 2009.

▪	Fleet Management Services Segment of $25 Million vs. $40 Million: an increase in debt fees and volume declines partially offset by the impact of ongoing cost reduction initiatives.
     See “—Results of Operations—Second Quarter 2009 vs. Second Quarter 2008” and “—Results of Operations—Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008” for additional information regarding our consolidated results and the results of each of our reportable segments for the respective period.
Mortgage Production and Mortgage Servicing Segments
Regulatory Trends
     The ongoing U.S. economic recession, which some economists have projected will be prolonged and severe, has, among other things, resulted in increased delinquencies, home price depreciation and lower home sales. In response to these developments, the U.S. government has taken several actions that are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. These actions are intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes. Some of these key actions that were enacted in 2008 and have impacted and are expected to continue to impact the mortgage industry are: (i) the Housing and Economic Recovery Act of 2008, (ii) the conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), (iii) the Emergency Economic Stabilization Act of 2008 and (iv) the purchase by the U.S. Federal Reserve (the “Federal Reserve”) of direct obligations of Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Government Sponsored Entities” or “GSEs”).
     In addition to the actions taken during 2008, the federal government has utilized additional measures during the first half of 2009 in an attempt to stabilize the U.S. housing market and protect borrowers from potential foreclosure, including the following:
▪	Expansion of the Federal Reserve’s Purchase of the Direct Obligations of GSEs: On March 18, 2009, the Federal Reserve further increased its prior commitment, announced on November 25, 2008, to purchase up to $500 billion in GSE direct obligations under the program with the Federal Reserve’s primary dealers through a series of competitive auctions and to utilize the Federal Reserve’s Balance Sheet to purchase up to $1.25 trillion in mortgage-backed securities (“MBS”). The Federal Reserve specifically targeted the maintenance of low mortgage interest rates in an attempt to support the housing market.

▪	Homeowner Affordability and Stability Plan (“HASP”): On February 18, 2009, the federal government announced new programs intended to stem home foreclosures and to provide low cost mortgage refinancing opportunities for certain homeowners suffering from declining home prices through a variety of different measures including, but not limited to, the creation of financial incentives for homeowners, investors and servicers to refinance or modify certain existing mortgages which are delinquent, or are at risk of becoming delinquent. Some key elements of these programs, which have impacted and we believe will continue to impact the mortgage industry are as follows:
▪	Initially, the maximum loan-to-value ratio (“LTV”) for refinances of existing Fannie Mae loans increased to 105% of the unpaid principal balance; however, on July 1, 2009 the maximum LTV eligible under this program was increased to 125%,

▪	Elimination of the requirement to obtain mortgage insurance (“MI”) on a refinanced loan if the original LTV of the existing loan does not currently have MI regardless of the LTV at the time of refinance, and

▪	Streamlined loan modification program for Fannie Mae loans for qualified borrowers and enhanced economic incentive compensation for mortgage loan servicers to modify qualified loans with additional incentives for loans that continue to perform for a period of time following modification (“HAMP”).
     We have implemented HAMP and expect to begin closing loan modifications during the third quarter of 2009.
▪	American Recovery and Reinvestment Act of 2009 (“ARRA”): Enacted on February 17, 2009, the ARRA, among other things, created tax incentives for first time home buyers for the purchase of a principal residence on or after January 1, 2009 and before December 1, 2009 and further extended the 2008 single family loan limits for GSE, the Federal Housing Administration and the Department of Veterans Affairs loans through December 31, 2009.

▪	Public-Private Investment Program (“PPIP”): On March 23, 2009, the U.S. Department of Treasury (the “Treasury”), in conjunction with the Federal Deposit Insurance Corporation and the Federal Reserve, announced the PPIP, which is intended to recreate a market for, among other things, certain types of illiquid residential mortgage loans and securities through a number of joint public and private investment funds. By drawing new private capital into the market for such loans and securities through government equity co-investment programs and public financing, the PPIP is intended to draw $500 billion to $1 trillion in new liquidity into the mortgage loan and securities purchase programs.
         Although it is too early to tell what impact, if any, the PPIP will have on our Mortgage Production segment, we intend to evaluate potential transactions regarding illiquid mortgage loans that are included in our mortgage loans held for sale (“MLHS”) portfolio as of June 30, 2009 in the event that such transactions are on commercially agreeable terms to us. Additionally, we intend to continue to align our product offering with secondary market liquidity.
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
▪	Financial Regulatory Reform Initiative: On June 17, 2009, the Treasury issued a report recommending the adoption of sweeping financial regulatory reform legislation. While we are continuing to evaluate the proposed legislation and it is too early to tell when or if any of the provisions will be enacted and what impact any such provisions could have on the mortgage industry, if enacted as proposed this legislation could materially affect the manner in which we conduct our businesses and result in federal regulation and oversight of our business activities.

Mortgage Industry Trends
Overall Trends
     The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates, the strength of the U.S. housing market and investor underwriting standards for borrower credit and LTVs. Through the first half of 2009, the mortgage industry has continued to utilize more restrictive underwriting standards that have made it more difficult for borrowers with less than prime credit records, limited funds for down payments or a high LTV to qualify for a mortgage. While there is uncertainty regarding their long-term impact, the HASP programs, discussed above under “—Regulatory Trends,” expands the population of eligible borrowers by expanding the maximum LTV to 125% for existing Fannie Mae loans which we believe will increase mortgage industry origination volumes throughout the remainder of 2009 as compared to 2008.
     As of July 2009, Fannie Mae’s Economics and Mortgage Market Analysis forecasted an increase in industry loan originations of approximately 35% in 2009 from estimated 2008 levels, which was comprised of an 89% increase in forecasted refinance activity partially offset by a 19% decline in forecasted purchase originations. Additionally, Fannie Mae also forecasted median home prices in 2009 to decline an additional 5% compared to 2008.
     As of June 30, 2009, employees for our Mortgage Production and Mortgage Servicing segments were approximately 4,080, which decreased by 100 from June 30, 2008 and increased by 300 from December 31, 2008. As a result of increased refinancing activity experienced during the first half of 2009, and the expectation of a continued increase in refinancing activity for the remainder of 2009 primarily due to HASP programs, we have increased our workforce in our Mortgage Production segment. We have modified our cost structure and created a more flexible workforce by strategically using temporary and contract personnel in order to manage costs more efficiently in varying production volume environments; however, certain sales-related positions require the use of permanent employees due to licensing and regulatory requirements. Therefore, we may need to increase permanent staffing in response to future origination levels, which could reduce the impact of expected cost savings. We intend to continue to evaluate our cost structure in relation to projected origination volumes in an effort to properly align our resources and expenses with expected mortgage origination volumes.
     See “—Liquidity and Capital Resources—General” for a discussion of trends relating to the credit markets and the impact of these trends on our liquidity.
Mortgage Production Trends
     As a result of the government programs discussed above under “—Regulatory Trends,” mortgage rates reached historically low levels during the first half of 2009. While we believe that overall refinance originations for the mortgage industry and our Mortgage Production segment may increase during the remainder of 2009 from 2008 levels, we expect a decline in origination volumes in comparison to the first half of 2009 due to relatively higher interest rates. The level of interest rates is a key driver of refinancing activity; however, there are other factors which influence the level of refinance originations, including home prices, underwriting standards and product characteristics. Refinancing activity during the remainder of 2009 may also be impacted by many borrowers who have existing adjustable-rate mortgage loans (“ARMs”) that will have their rates reset. Although short-term interest rates are at or near historically low levels, lower fixed interest rates may provide an incentive for those borrowers to seek to refinance loans subject to interest rate changes.
     Given the level of industry consolidation, overall industry capacity has declined in 2009 compared to prior years. As a result, loan margins across the industry have increased as compared to prior years. Although we expect loan margins to decline during the second half of 2009 as originators have increased staffing to manage additional application volume, we believe that they will remain higher than prior years, which we believe is reflective of a longer term view of the returns required to manage the underlying risk of a mortgage production business.

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
     The majority of industry loan originations during the second quarter of 2009 were fixed-rate conforming loans and substantially all of our loans closed to be sold during the second quarter of 2009 were conforming. We continued to observe a lack of liquidity and lower valuations in the secondary mortgage market for non-conforming loans during the second quarter of 2009 and we expect that this trend may continue during the remainder of 2009.
     The components of our MLHS, recorded at fair value, were as follows:

June 30,
2009
(In millions)
First mortgages:
Conforming(1)	$1,570
Non-conforming	17
Alt-A(2)	2
Construction loans	23

Total first mortgages	1,612

Second lien	28
Scratch and Dent(3)	39
Other	3

Total	$1,682

(1)	Represents mortgages that conform to the standards of the GSEs.

(2)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgages with origination flaws or performance issues.
Mortgage Servicing Trends
     The declining housing market and general economic conditions have continued to negatively impact our Mortgage Servicing segment as well. Industry-wide mortgage loan delinquency rates have increased and we expect they will continue to increase over 2008 levels. We expect foreclosure costs to remain higher during the remainder of 2009, as compared to historical levels, due to an increase in borrower delinquencies and declining home prices. During the first half of 2009, we experienced increases in actual and projected repurchases, indemnifications and related loss severity associated with the representations and warranties that we provide to purchasers and insurers of our sold loans primarily due to increased delinquency rates and a decline in housing prices during the first half of 2009 compared to the first half of 2008.
     A summary of the activity in foreclosure-related reserves is as follows:

	Three Months
	Ended June 30,
	2009	2008
	(In millions)
Foreclosure-related reserves, March 31,	$88	$54
Realized foreclosure losses(1)	(24)	(8)
Increase in foreclosure reserves	16	22

Foreclosure-related reserves, June 30,	$80	$68

	Six Months
	Ended June 30,
	2009	2008
	(In millions)
Foreclosure-related reserves, January 1,	$81	$49
Realized foreclosure losses(1)	(39)	(14)
Increase in foreclosure reserves	38	33

Foreclosure-related reserves, June 30,	$80	$68

(1)	Realized foreclosure losses include an $11 million settlement with an individual investor for all future potential repurchase liabilities.
     HAMP, discussed above under “—Regulatory Trends,” provides an opportunity for mortgage servicers to modify existing mortgages, subject to certain requirements, in return for a modification fee and additional financial incentives if the modified loan remains current. Specifically for Fannie Mae loans, servicers will receive compensation of $1,000 per loan modified under this program and an additional $1,000 per year for three years under certain circumstances depending upon the extent of the modification and performance of the modified loan. Additionally, HAMP could provide additional guidelines for refinancing loans that may not be eligible for modification. We believe that these programs provide additional opportunities for our Mortgage Servicing segment and could reduce our exposure to future foreclosure-related losses. As of June 30, 2009, approximately 13,000 borrowers have been pre-approved, subject to income verification, to participate in the program, 2,000 of which have been sent a trial modification offer. We do not anticipate participation in this program to have a significant impact on our results of operations for the remainder of 2009.
     During the third quarter of 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness of the hedge given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008, which resulted in volatility in the results of operations for our Mortgage Servicing segment during the first half of 2009. As of June 30, 2009, there were no open derivatives related to MSRs. Our decisions regarding levels, if any, of our derivatives related to MSRs could result in continued volatility in the results of operations for our Mortgage Servicing segment during the remainder of 2009.
     As of June 30, 2009, Atrium Insurance Corporation (“Atrium”) had outstanding reinsurance agreements with four primary mortgage insurers, one of which was active and three were inactive and in runoff. While in runoff, Atrium will continue to collect premiums and have risk of loss on the current population of loans reinsured, but may not add to that population of loans. We are still evaluating other potential reinsurance structures with these primary mortgage insurers, but have not reached any agreements as of the filing date of this Form 10-Q. (See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q for additional information regarding mortgage reinsurance.)
     Although HAMP, discussed above under “—Regulatory Trends,” could reduce our exposure to reinsurance losses through the loan modification and refinance programs, continued increases in mortgage loan delinquency rates and lower home prices could continue to have a further negative impact on our reinsurance business.
     A summary of the activity in reinsurance-related reserves is as follows:

	Three Months
	Ended June 30,
	2009	2008
	(In millions)
Reinsurance-related reserves, March 31,	$97	$39
Realized reinsurance losses	(1)	—
Increase in reinsurance reserves	12	11

Reinsurance-related reserves, June 30,	$108	$50

	Six Months
	Ended June 30,
	2009	2008
	(In millions)
Reinsurance-related reserves, January 1,	$83	$32
Realized reinsurance losses	(1)	—
Increase in reinsurance reserves	26	18

Reinsurance-related reserves, June 30,	$108	$50

     As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, we expect to increase our reinsurance related reserves during the remainder of 2009 as anticipated losses become incurred. Additionally, we began to pay claims for certain book years and reinsurance agreements during the second quarter of 2009 and we expect to continue to pay claims during the remainder of 2009. We hold securities in trust related to our potential obligation to pay such claims, which were $275 million and were included in Restricted cash in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009. We believe that this amount is significantly higher than the expected claims.
Fleet Management Services Segment
Fleet Industry Trends
     Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services. The U.S. commercial fleet management services market has continued to experience minimal growth over the last several years as reported by the Automotive Fleet 2009, 2008 and 2007 Fact Books. Our Fleet Management Services segment currently depends upon the North American automotive industry to supply our clients with new vehicles. North American automobile manufacturers have experienced declining market shares; challenging labor relations and labor costs; and significant structural costs that have affected their profitability. The recent reorganizations of General Motors and Chrysler should provide both companies the opportunity to operate more efficiently with a substantially reduced debt burden. We expect the newly reorganized companies may be more financially viable suppliers in the future; although, we believe any disruption in vehicle production by the North American automobile manufacturers will have little impact on our ability to provide our clients with vehicle leases, as we would have the alternative to rely on foreign suppliers. As a result of these conditions and the fact that the U.S. economy has experienced a continued economic recession, the North American automobile manufacturers continue to experience a dramatic decline in the demand for new vehicle production thus far in 2009. The North American automobile manufacturers are projecting continued lower demand for new vehicle production during the remainder of 2009 in comparison to 2008 and prior years’ levels.
     We believe that these trends have been reflected in our Fleet Management Services segment, as we experienced a decline in our leased units in the first half of 2009, and we expect that this trend will also continue during the remainder of 2009 in comparison to 2008. However, we expect that as the timing of obtaining replacement vehicles by our fleet clients is delayed and as a result the fleets of our Fleet Management Services segment’s clients age, they may require greater levels of maintenance service and other fee-based products.
     The credit markets have experienced extreme volatility over the past year; however, the demand for asset-backed securities (“ABS”) by investors has dramatically increased since the Term Asset-Backed Securities Loan Facility (“TALF”) program’s first subscription date in March of 2009. Likewise, the spread levels required by investors in the primary and secondary markets for ABS, along with spread compression, have improved upon each subsequent TALF subscription date. This trend has positively impacted our outlook for both our access to the ABS market and expectations for spreads on securities issued by, or conduit funding obtained by, our wholly owned subsidiary Chesapeake Funding LLC (“Chesapeake”). Under the criteria established for TALF by the Federal Reserve, Chesapeake could issue up to a total of $3.5 billion of eligible securities, including the $1.0 billion in term notes issued by Chesapeake on June 9, 2009. The Canadian Secured Credit Facility (“CSCF”), which is a government program similar to TALF, is in the process of being implemented in an effort to increase liquidity in the market for ABS backed by vehicle and equipment loans and leases. While we believe our assets could be considered eligible collateral under the CSCF, we also believe that the implementation of the CSCF may stimulate the private and public market demand for asset-backed commercial paper. Overall, the U.S. and Canadian ABS markets have improved during the second quarter of 2009 and we expect them to continue to improve during the remainder of 2009, as we anticipate that we will be able to take advantage of this improvement in the ABS markets. See “—Liquidity and Capital Resources” for a discussion of trends relating to the credit markets, the impact of these trends on our liquidity and further discussion regarding Chesapeake’s issuance of term notes during the second quarter of 2009.
     We continue to evaluate various opportunities to reduce costs in our Fleet Management Services segment to better align our resources and expenses with anticipated volumes. At the end of the fourth quarter of 2008, we eliminated approximately 100 positions, and as a result we incurred severance and outplacement costs of approximately $5 million. These actions benefited pre-tax results for the three and six months ended June 30, 2009 by approximately $3 million and $4 million, respectively, and we estimate will benefit the remainder of 2009 by approximately $4 million. Additionally, we have worked to modify the lease pricing associated with billings to the clients of our Fleet Management Services segment to correlate more closely with our underlying cost of funds, which we believe is also reflective of revised pricing throughout the fleet management industry.
     See “—Liquidity and Capital Resources—General” for information regarding additional trends in the credit markets.
Results of Operations—Second Quarter 2009 vs. Second Quarter 2008
Consolidated Results
     Our consolidated results of operations for the second quarters of 2009 and 2008 were comprised of the following:

	Three Months
	Ended June 30,
	2009	2008	Change
	(In millions)
Net fee income	$124	$108	$16
Fleet lease income	360	406	(46)
Gain on mortgage loans, net	147	56	91
Mortgage net finance (expense) income	(12)	5	(17)
Loan servicing income	100	107	(7)
Valuation adjustments related to mortgage servicing rights	55	(39)	94
Other (expense) income	(6)	20	(26)

Net revenues	768	663	105

Depreciation on operating leases	322	324	(2)
Fleet interest expense	21	38	(17)
Total other expenses	239	269	(30)

Total expenses	582	631	(49)

Income before income taxes	186	32	154
Provision for income taxes	75	17	58

Net income	111	15	96
Less: net income (loss) attributable to noncontrolling interest	5	(1)	6

Net income attributable to PHH Corporation	$106	$16	$90

     During the second quarter of 2009, our Net revenues increased by $105 million (16%) compared to the second quarter of 2008, due to increases of $107 million in our Mortgage Production segment and $50 million in our Mortgage Servicing segment that were partially offset by a $52 million decrease in our Fleet Management Services segment. Our Income before income taxes changed favorably by $154 million during the second quarter of 2009 compared to the second quarter of 2008 due to favorable changes of $105 million in our Mortgage Production segment, $52 million in our Mortgage Servicing segment and $2 million in our Fleet Management Services segment, that were partially offset by $5 million of expenses not allocated to our reportable segments during the second quarter of 2009, $3 million of which represents accrued severance for our former chief executive officer.
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
     During the second quarter of 2009, the Provision for income taxes was $75 million, and was impacted by a $1 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the second quarter of 2009 for which we believe it is more likely than not that the loss carryforwards will not be realized). Due to our mix of income and loss from our operations by entity and state income tax jurisdiction, there was a significant difference between the state effective income tax rates during the second quarters of 2009 and 2008.
     During the second quarter of 2008, the Provision for income taxes was $17 million and was significantly impacted by a $6 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards of $15 million generated during the second quarter of 2008 for which we believed it was more likely than not that the loss carryforwards would not be realized, which were partially offset by a $9 million reduction in loss carryforwards as a result of the receipt of approval from the Internal Revenue Service (the “IRS”) regarding an accounting method change (the “IRS Method Change”)) partially offset by a $2 million decrease in liabilities for income tax contingencies primarily as a result of the IRS Method Change.
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
     Mortgage Production Segment
     Net revenues increased by $107 million (86%) during the second quarter of 2009 compared to the second quarter of 2008. As discussed in greater detail below, the increase in Net revenues was due to a $91 million increase in Gain on mortgage loans, net and a $19 million increase in Mortgage fees that were partially offset by a $3 million unfavorable change in Mortgage net finance (expense) income.
     Segment profit (loss) changed favorably by $99 million during the second quarter of 2009 compared to the second quarter of 2008 primarily due to the $107 million increase in Net revenues that was partially offset by a $2 million (1%) increase in Total expenses. The $2 million increase in Total expenses was due to increases of $9 million in Salaries and related expenses and $2 million in Other depreciation and amortization that were partially offset by decreases of $5 million in Other operating expenses and $4 million in Occupancy and other office expenses.

     The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended June 30,
	2009	2008	Change	% Change
	(Dollars in millions, except
	average loan amount)
Loans closed to be sold	$8,980	$5,996	$2,984	50%
Fee-based closings	1,983	4,758	(2,775)	(58)%

Total closings	$10,963	$10,754	$209	2%

Purchase closings	$3,870	$6,388	$(2,518)	(39)%
Refinance closings	7,093	4,366	2,727	62%

Total closings	$10,963	$10,754	$209	2%

Fixed rate	$9,324	$5,877	$3,447	59%
Adjustable rate	1,639	4,877	(3,238)	(66)%

Total closings	$10,963	$10,754	$209	2%

Number of loans closed (units)	48,220	44,380	3,840	9%

Average loan amount	$227,363	$242,310	$(14,947)	(6)%

Loans sold	$9,205	$6,064	$3,141	52%

Applications	$14,819	$12,145	$2,674	22%

IRLCs expected to close	$6,930	$4,635	$2,295	50%

	Three Months
	Ended June 30,
	2009	2008	Change	% Change
	(In millions)
Mortgage fees	$86	$67	$19	28%

Gain on mortgage loans, net	147	56	91	163%

Mortgage interest income	22	24	(2)	(8)%
Mortgage interest expense	(24)	(23)	(1)	(4)%

Mortgage net finance (expense) income	(2)	1	(3)	n/m (1)
Other income	1	1	—	—

Net revenues	232	125	107	86%

Salaries and related expenses	92	83	9	11%
Occupancy and other office expenses	6	10	(4)	(40)%
Other depreciation and amortization	4	2	2	100%
Other operating expenses	43	48	(5)	(10)%

Total expenses	145	143	2	1%

Income (loss) before income taxes	87	(18)	105	n/m (1)
Less: net income (loss) attributable to noncontrolling interest	5	(1)	6	n/m (1)

Segment profit (loss)	$82	$(17)	$99	n/m (1)

(1)	n/m — Not meaningful.
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
     Mortgage fees increased by $19 million (28%), primarily due to an increase in first mortgage retail originations and the impact of a decrease in second-lien originations and closed mortgage loan purchases, partially offset by a change in mix between fee-based closings and loans closed to be sold during the second quarter of 2009 compared to the second quarter of 2008. Although total closings only increased by 2%, mortgage fees associated with first mortgage retail originations are generally higher than those associated with second-lien originations and closed mortgage loan purchases, as we have a greater involvement in the origination process.
     The change in mix between fee-based closings and loans closed to be sold was primarily due to a decrease in fee-based closings from our financial institutions clients during the second quarter of 2009 compared to the second quarter of 2008. Mortgage interest rates declined to historic lows during the fourth quarter of 2008 and first half of 2009, which resulted in a greater percentage of fixed-rate conforming mortgage loan originations, whereas our fee-based closings from our financial institutions clients have historically consisted of a greater percentage of adjustable-rate loans.
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
     The components of Gain on mortgage loans, net were as follows:

	Three Months
	Ended June 30,
	2009	2008	Change	% Change
	(In millions)
Gain on loans	$148	$76	$72	95%
Change in fair value of MLHS and related derivatives:
Scratch and Dent and Alt-A loans	(3)	—	(3)	n/m (1)
Second-lien loans	(1)	—	(1)	n/m (1)
Jumbo loans	—	(4)	4	100%
Economic hedge results	3	(16)	19	n/m (1)

Total change in fair value of MLHS and related derivatives	(1)	(20)	19	95%

Gain on mortgage loans, net	$147	$56	$91	163%

(1)	n/m — Not meaningful.
     Gain on mortgage loans, net increased by $91 million (163%) from the second quarter of 2008 to the second quarter of 2009 due to a $72 million increase in gain on loans and a $19 million favorable variance from the change in fair value of MLHS and related derivatives.

     The $72 million increase in gain on loans during the second quarter of 2009 compared to the second quarter of 2008 was primarily due to significantly higher margins and the 50% increase in IRLCs expected to close. The significantly higher margins during the second quarter of 2009 were primarily attributable to an increase in industry refinance activity for conforming first mortgage loans, resulting from lower mortgage interest rates, coupled with lower overall industry capacity. Loan margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity. The increase in IRLCs expected to close was primarily attributable to an increase in refinance activity resulting from historically low mortgage interest rates during the second quarter of 2009.
     The $19 million favorable variance from the change in fair value of MLHS and related derivatives was primarily due to a $19 million favorable variance from economic hedge results. The favorable variance from economic hedge results was primarily due to a decrease in hedge costs during the second quarter of 2009 compared to the second quarter of 2008 and a favorable change in mortgage interest rates. The unfavorable valuation adjustments related to Scratch and Dent and Alt-A and second-lien loans during the second quarter of 2009 were primarily due to decreases in the collateral values and credit performance of these loans. The unfavorable valuation adjustment for jumbo loans during the second quarter of 2008 was the result of a continued decrease in demand for this type of loan due to adverse secondary mortgage market conditions unrelated to changes in interest rates.
     Mortgage Net Finance (Expense) Income
     Mortgage net finance (expense) income allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance (expense) income allocable to the Mortgage Production segment changed unfavorably by $3 million during the second quarter of 2009 compared to the second quarter of 2008 primarily due to a $2 million (8%) decrease in Mortgage interest income. The $2 million decrease in Mortgage interest income was primarily due to lower interest rates related to loans held for sale and a lower average volume of loans held for sale.
     Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses increased by $9 million (11%) during the second quarter of 2009 compared to the second quarter of 2008, due to a $6 million increase in commissions expense, a $4 million increase in management incentives and a $3 million increase in costs associated with temporary and contract personnel that were partially offset by a $4 million decrease in salaries and related benefits. The increase in commissions expense was primarily attributable to an increase in first mortgage retail originations during the second quarter of 2009 compared to the second quarter of 2008, as there is higher commission cost associated with these loans. The increase in costs associated with temporary and contract personnel was due to the modification of our cost structure to a more flexible workforce, which allowed us to manage the greater involvement that was required by us in the origination process during the second quarter of 2009 compared to the second quarter of 2008 due to the increase in first mortgage retail originations. The decrease in salaries and related benefits was primarily attributable to a reduction in average full-time equivalent employees for the second quarter of 2009 compared to the second quarter of 2008.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses decreased by $5 million (10%) during the second quarter of 2009 compared to the second quarter of 2008, primarily due to our continued efforts to reduce overall costs that was partially offset by an increase in origination-related expenses as a result of the increase in first mortgage retail originations due to the greater involvement that is required by us in the origination process as compared to second-lien retail originations and closed mortgage loan purchases.

Mortgage Servicing Segment
     Net revenues increased by $50 million (68%) during the second quarter of 2009 compared to the second quarter of 2008. As discussed in greater detail below, the increase in Net revenues was due to a favorable change in Valuation adjustments related to mortgage servicing rights of $94 million that was partially offset by unfavorable changes of $20 million in Other (expense) income, $17 million in Mortgage net finance (expense) income and $7 million in Loan servicing income.
     Segment profit increased by $52 million (153%) during the second quarter of 2009 compared to the second quarter of 2008 due to the $50 million increase in Net revenues and a $2 million (5%) decrease in Total expenses.
     The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended June 30,
	2009	2008	Change	% Change
	(In millions)
Average loan servicing portfolio	$148,971	$153,277	$(4,306)	(3)%

	Three Months
	Ended June 30,
	2009	2008	Change	% Change
		(In millions)
Mortgage interest income	$4	$24	$(20)	(83)%
Mortgage interest expense	(16)	(19)	3	16%

Mortgage net finance (expense) income	(12)	5	(17)	n/m (1)

Loan servicing income	100	107	(7)	(7)%

Change in fair value of mortgage servicing rights	55	104	(49)	(47)%
Net derivative loss related to mortgage servicing rights	—	(143)	143	100%

Valuation adjustments related to mortgage servicing rights	55	(39)	94	n/m (1)

Net loan servicing income	155	68	87	128%

Other (expense) income	(19)	1	(20)	n/m (1)

Net revenues	124	74	50	68%

Salaries and related expenses	9	8	1	13%
Occupancy and other office expenses	1	2	(1)	(50)%
Other depreciation and amortization	—	1	(1)	(100)%
Other operating expenses	28	29	(1)	(3)%

Total expenses	38	40	(2)	(5)%

Segment profit	$86	$34	$52	153%

(1)	n/m — Not meaningful.
     Mortgage Net Finance (Expense) Income
     Mortgage net finance (expense) income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, income from investment balances (including investments held by Atrium) and interest expense allocated on debt used to fund our MSRs, which is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance (expense) income changed unfavorably by $17 million during the second quarter of 2009 compared to the second quarter of 2008 due to a $20 million (83%) decrease in Mortgage interest income that was partially offset by a $3 million (16%) decrease in Mortgage interest expense. The decrease in Mortgage interest income was due to lower short-

term interest rates and lower average escrow balances in the second quarter of 2009 compared to the second quarter of 2008. Escrow balances earn income based on one-month London Interbank Offered Rate (“LIBOR”), which decreased by 222 basis points (“bps”) during the second quarter of 2009 compared to the second quarter of 2008. The lower average escrow balances were due to the 3% decrease in the average loan servicing portfolio. The decrease in Mortgage interest expense was due to lower cost of funds from our outstanding borrowings, primarily due to the decrease in short-term interest rates, and lower average borrowings allocable to our Mortgage Servicing segment.
     Loan Servicing Income
     Loan servicing income includes recurring servicing fees, other ancillary fees and net reinsurance loss from Atrium. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Net reinsurance loss represents premiums earned on reinsurance contracts, net of ceding commission and adjustments to the reserve for reinsurance losses. The primary driver for Loan servicing income is the average loan servicing portfolio.
     The components of Loan servicing income were as follows:

	Three Months
	Ended June 30,
	2009	2008	Change	% Change
	(In millions)
Net service fee revenue	$105	$108	$(3)	(3)%
Late fees and other ancillary servicing revenue	15	12	3	25%
Curtailment interest paid to investors	(15)	(9)	(6)	(67)%
Net reinsurance loss	(5)	(4)	(1)	(25)%

Loan servicing income	$100	$107	$(7)	(7)%

     Loan servicing income decreased by $7 million (7%) from the second quarter of 2008 to the second quarter of 2009 primarily due to an increase in curtailment interest paid to investors and a decrease in net service fee revenue that were partially offset by an increase in late fees and other ancillary servicing revenue. The $6 million increase in curtailment interest paid to investors was primarily due to a 77% increase in loans included in our loan servicing portfolio that paid off during the second quarter of 2009 compared to the second quarter of 2008. The $3 million decrease in net service fee revenue was primarily due to the 3% decrease in the average loan servicing portfolio. The $3 million increase in late fees and other ancillary servicing revenue was primarily due to an increase in loss mitigation revenue and recording fees.
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

     The components of Change in fair value of mortgage servicing rights were as follows:

	Three Months
	Ended June 30,
	2009	2008	Change	% Change
	(In millions)
Realization of expected cash flows	$(120)	$(76)	$(44)	(58)%
Changes in market inputs or assumptions used in the valuation model	175	180	(5)	(3)%

Change in fair value of mortgage servicing rights	$55	$104	$(49)	(47)%

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
     During the second quarters of 2009 and 2008, the value of our MSRs was reduced by $85 million and $46 million, respectively, due to the prepayment of the underlying mortgage loans. The fluctuation in the decline in value of our MSRs due to prepayments during the second quarter of 2009 in comparison to the second quarter of 2008 was primarily attributable to faster prepayment rates. The actual prepayment rate of mortgage loans in our capitalized servicing portfolio was 24% and 13% of the unpaid principal balance of the underlying mortgage loan, on an annualized basis, during the second quarters of 2009 and 2008, respectively. During the first half of 2009, the federal government announced new initiatives, which resulted in a decrease in interest rates on conforming loans to historically low levels and a resulting significant industry-wide increase in refinance activity. (See “—Overview—Mortgage Production and Mortgage Servicing Segments—Regulatory Trends” for additional discussion regarding the initiatives announced by the federal government during the first half of 2009.)
     During the second quarters of 2009 and 2008, the value of our MSRs was reduced by $35 million and $30 million, respectively, due to portfolio decay. The unfavorable change during the second quarter of 2009 in comparison to the second quarter of 2008 was primarily due to higher portfolio delinquencies, which accounted for $22 million and $15 million of the decline in value during the second quarters of 2009 and 2008, respectively. The decline in value due to portfolio decay as a percentage of the average value of MSRs was 10.2% and 7.7%, on an annualized basis, during the second quarters of 2009 and 2008, respectively.
     Changes in market inputs or assumptions used in the valuation model: The $175 million favorable change during the second quarter of 2009 was primarily due to an increase in mortgage interest rates during the second quarter of 2009 leading to lower expected prepayments. The $180 million favorable change during the second quarter of 2008 was primarily due to an increase in mortgage interest rates leading to lower expected prepayments, partially offset by the impact of a decrease in the spread between the mortgage coupon rates and the underlying risk-free interest rate.
     Net Derivative Loss Related to Mortgage Servicing Rights: From time-to-time, we use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. (See Note 6, “Derivatives and Risk Management Activities” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.) The amount and composition of derivatives, if any, that we may use will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the expected increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). During periods of increased interest rate volatility, we anticipate increased costs associated with derivatives related to MSRs that are available in the market. The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, the benefit of the natural business hedge may not be realized under certain circumstances regardless of the change in interest rates. Increased reliance on the natural business hedge during the second quarter of 2009 resulted in greater volatility in the results of our Mortgage Servicing segment. During the third quarter of 2008, we assessed the composition of our capitalized mortgage loan servicing portfolio and its related relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008. As of June 30, 2009, there were no open derivatives related to MSRs. (See “Part I—Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in our 2008 Form 10-K for more information.)
     The value of derivatives related to our MSRs decreased by $143 million during the second quarter of 2008. As described below, our net results from MSRs risk management activities were gains of $175 million and $37 million during the second quarters of 2009 and 2008, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs at June 30, 2009.
     The following table outlines Net gain on MSRs risk management activities:

	Three Months
	Ended June 30,
	2009	2008
	(In millions)
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	$175	$180
Net derivative loss related to mortgage servicing rights	—	(143)

Net gain on MSRs risk management activities	$175	$37

     Other (Expense) Income
     Other (expense) income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and changed unfavorably by $20 million during the second quarter of 2009 compared to the second quarter of 2008. Our Investment securities consist of interests that continue to be held in the sale or securitization of mortgage loans, or retained interests. The unrealized losses during the second quarter of 2009 were primarily attributable to significant increases in the delinquency of the underlying mortgage loans and an acceleration of our assumption of projected losses, which caused a decline in the expected cash flows from the underlying securities. The unrealized gains during the second quarter of 2008 were primarily attributable to a favorable progression of trends in expected prepayments and realized losses as compared to our initial estimates, leading to greater expected cash flows from the underlying securities.
     Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses increased by $1 million (13%) during the second quarter of 2009 compared to the second quarter of 2008, primarily due to an increase in management incentives.
Fleet Management Services Segment
     Net revenues decreased by $52 million (11%) during the second quarter of 2009 compared to the second quarter of 2008. As discussed in greater detail below, the decrease in Net revenues was due to decreases of $46 million in Fleet lease income and $3 million in both Other income and Fleet management fees.
     Segment profit increased by $2 million (13%) during the second quarter of 2009 compared to the second quarter of 2008 as a $54 million (12%) decrease in Total expenses was partially offset by the $52 million decrease in Net revenues. The $54 million decrease in Total expenses was primarily due to decreases of $33 million in Other operating expenses, $17 million in Fleet interest expense and $3 million in Salaries and related expenses.
     For the second quarter of 2009 compared to the second quarter of 2008, the primary drivers for the increase in segment profit were the impact of ongoing cost reduction initiatives partially offset by volume declines.
     The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Three Months
	Ended June 30,
	2009	2008	Change	% Change
	(In thousands of units)
Leased vehicles	318	337	(19)	(6)%
Maintenance service cards	277	303	(26)	(9)%
Fuel cards	285	298	(13)	(4)%
Accident management vehicles	313	324	(11)	(3)%

	Three Months
	Ended June 30,
	2009	2008	Change	% Change
	(In millions)
Fleet management fees	$38	$41	$(3)	(7)%
Fleet lease income	360	406	(46)	(11)%
Other income	15	18	(3)	(17)%

Net revenues	413	465	(52)	(11)%

Salaries and related expenses	20	23	(3)	(13)%
Occupancy and other office expenses	5	5	—	—
Depreciation on operating leases	322	324	(2)	(1)%
Fleet interest expense	22	39	(17)	(44)%
Other depreciation and amortization	3	2	1	50%
Other operating expenses	23	56	(33)	(59)%

Total expenses	395	449	(54)	(12)%

Segment profit	$18	$16	$2	13%

     Fleet Management Fees
     Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees decreased by $3 million (7%) during the second quarter of 2009 compared to the second quarter of 2008 primarily due to declines in average unit counts, which resulted in a $2 million decrease in revenues from our principal fee-based products. The decline in average unit counts, as detailed in the chart above, was primarily attributable to deteriorating economic conditions.
     Fleet Lease Income
     Fleet lease income decreased by $46 million (11%) during the second quarter of 2009 compared to the second quarter of 2008, primarily due to decreases in billings and lease syndication volume. The decrease in billings was primarily attributable to lower interest rates on variable-rate leases.
     Other Income
     Other income decreased by $3 million (17%) during the second quarter of 2009 compared to the second quarter of 2008, primarily due to decreased vehicle sales at our dealerships.

     Salaries and Related Expenses
     Salaries and related expenses decreased by $3 million (13%) during the second quarter of 2009 compared to the second quarter of 2008, primarily due to a decrease in headcount as a result of management’s efforts to reduce costs during the fourth quarter of 2008.
     Depreciation on Operating Leases
     Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the second quarter of 2009 decreased by $2 million (1%) compared to the second quarter of 2008, primarily due to a decrease in vehicles under operating leases.
     Fleet Interest Expense
     Fleet interest expense decreased by $17 million (44%) during the second quarter of 2009 compared to the second quarter of 2008, primarily due to decreasing short-term interest rates related to borrowings associated with leased vehicles. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 222 bps during the second quarter of 2009 compared to the second quarter of 2008.
     Other Operating Expenses
     Other operating expenses decreased $33 million (59%) during the second quarter of 2009 compared to the second quarter of 2008, primarily due to a decrease in the cost of goods sold as a result of the decrease in lease syndication volume.
Results of Operations—Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008
Consolidated Results
     Our consolidated results of operations for the six months ended June 30, 2009 and 2008 were comprised of the following:

	Six Months
	Ended June 30,
	2009	2008	Change
		(In millions)
Net fee income	$222	$205	$17
Fleet lease income	724	790	(66)
Gain on mortgage loans, net	335	128	207
Mortgage net finance (expense) income	(23)	16	(39)
Loan servicing income	200	219	(19)
Valuation adjustments related to mortgage servicing rights	(108)	(149)	41
Other income	5	96	(91)

Net revenues	1,355	1,305	50

Depreciation on operating leases	647	646	1
Fleet interest expense	51	82	(31)
Total other expenses	466	501	(35)

Total expenses	1,164	1,229	(65)

Income before income taxes	191	76	115
Provision for income taxes	75	27	48

Net income	116	49	67
Less: net income attributable to noncontrolling interest	8	3	5

Net income attributable to PHH Corporation	$108	$46	$62

     During the six months ended June 30, 2009, our Net revenues increased by $50 million (4%) compared to the six months ended June 30, 2008, due to an increase of $229 million in our Mortgage Production segment that was partially offset by decreases of $86 million in our Fleet Management Services segment, $50 million in other revenue, primarily related to a terminated merger agreement with General Electric Capital Corporation (the “Terminated Merger Agreement”) recognized during the six months ended June 30, 2008, not allocated to our reportable segments and $43 million in our Mortgage Servicing segment. Our Income before income taxes increased by $115 million (151%) during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to a $227 million favorable change in our Mortgage Production segment that was partially offset by unfavorable changes of $50 million in our Mortgage Servicing segment, $47 million in other income, primarily related to the Terminated Merger Agreement recognized during the six months ended June 30, 2008, not allocated to our reportable segments and $15 million in our Fleet Management Services segments.
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
     During the six months ended June 30, 2009, the Provision for income taxes was $75 million, and was impacted by a $1 million net decrease in valuation allowances for deferred tax assets (primarily due to the reduction of loss carryforwards as a result of taxable income generated during the six months ended June 30, 2009). Due to our mix of income and loss from our operations by entity and state income tax jurisdiction, there was a significant difference between the state effective income tax rates during the six months ended June 30, 2009 and 2008.
     During the six months ended June 30, 2008, the Provision for income taxes was $27 million and was impacted by a $1 million decrease in liabilities for income tax contingencies primarily as a result of the IRS Method Change and a $1 million net decrease in valuation allowances for deferred tax assets (primarily due to a $9 million reduction in loss carryforwards as a result of the IRS Method Change that were partially offset by loss carryforwards of $8 million generated during the six months ended June 30, 2008 for which we believed it was more likely than not that the loss carryforwards would not be realized).
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
     Mortgage Production Segment
     Net revenues increased by $229 million (91%) during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. As discussed in greater detail below, the increase in Net revenues was due to a $207 million increase in Gain on mortgage loans, net, a $25 million increase in Mortgage fees and a $1 million increase in Other income that were partially offset by a $4 million increase in Mortgage net finance expense.
     Segment profit (loss) changed favorably by $222 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to the $229 million increase in Net revenues that was partially offset by a $2 million (1%) increase in Total expenses. The $2 million increase in Total expenses was due to increases of $10 million in Salaries and related expenses and $1 million in Other depreciation and amortization that were partially offset by decreases of $7 million in Occupancy and other office expenses and $2 million in Other operating expenses.

     The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Six Months
	Ended June 30,
	2009	2008	Change	% Change
	(Dollars in millions, except
	average loan amount)
Loans closed to be sold	$16,287	$13,096	$3,191	24%
Fee-based closings	3,572	7,608	(4,036)	(53)%

Total closings	$19,859	$20,704	$(845)	(4)%

Purchase closings	$6,456	$11,137	$(4,681)	(42)%
Refinance closings	13,403	9,567	3,836	40%

Total closings	$19,859	$20,704	$(845)	(4)%

Fixed rate	$16,939	$12,070	$4,869	40%
Adjustable rate	2,920	8,634	(5,714)	(66)%

Total closings	$19,859	$20,704	$(845)	(4)%

Number of loans closed (units)	87,568	86,503	1,065	1%

Average loan amount	$226,787	$239,347	$(12,560)	(5)%

Loans sold	$15,130	$12,484	$2,646	21%

Applications	$30,543	$29,909	$634	2%

IRLCs expected to close	$14,485	$12,261	$2,224	18%

	Six Months
	Ended June 30,
	2009	2008	Change	% Change
	(In millions)
Mortgage fees	$147	$122	$25	20%

Gain on mortgage loans, net	335	128	207	162%

Mortgage interest income	44	49	(5)	(10)%
Mortgage interest expense	(48)	(49)	1	2%

Mortgage net finance expense	(4)	—	(4)	n/m (1)
Other income	2	1	1	100%

Net revenues	480	251	229	91%

Salaries and related expenses	171	161	10	6%
Occupancy and other office expenses	14	21	(7)	(33)%
Other depreciation and amortization	7	6	1	17%
Other operating expenses	85	87	(2)	(2)%

Total expenses	277	275	2	1%

Income (loss) before income taxes	203	(24)	227	n/m (1)
Less: net income attributable to noncontrolling interest	8	3	5	167%

Segment profit (loss)	$195	$(27)	$222	n/m (1)

(1)	n/m — Not meaningful.
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
     Mortgage fees increased by $25 million (20%) primarily due to an increase in first mortgage retail originations and the impact of a decrease in second-lien originations and closed mortgage loan purchases that were partially offset by a change in mix between fee-based closings and loans closed to be sold during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Although total closing decreased by 4%, mortgage fees associated with first mortgage retail originations are generally higher than those associated with second-lien originations and closed mortgage loan purchases, as we have a greater involvement in the origination process.
     The change in mix between fee-based closings and loans closed to be sold was primarily due to a decrease in fee-based closings from our financial institutions clients during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Mortgage interest rates declined to historic lows during the fourth quarter of 2008 and first half of 2009, which resulted in a greater percentage of fixed-rate conforming mortgage loan originations, whereas our fee-based closings from our financial institutions clients have historically consisted of a greater percentage of adjustable-rate loans.
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

     The components of Gain on mortgage loans, net were as follows:

	Six Months
	Ended June 30,
	2009	2008	Change	% Change
	(In millions)
Gain on loans	$347	$186	$161	87%
Change in fair value of MLHS and related derivatives:
ARMs	—	(19)	19	100%
Scratch and Dent and Alt-A loans	(6)	(16)	10	63%
Second-lien loans	(4)	—	(4)	n/m (1)
Construction loans	(4)	—	(4)	n/m (1)
Jumbo loans	—	(11)	11	100%
Economic hedge results	2	(42)	44	105%

Total change in fair value of MLHS and related derivatives	(12)	(88)	76	86%

Benefit of transition provision of SAB 109	—	30	(30)	(100)%

Gain on mortgage loans, net	$335	$128	$207	162%

(1)	n/m — Not meaningful.
     Gain on mortgage loans, net increased by $207 million (162%) from the six months ended June 30, 2008 to the six months ended June 30, 2009 due to a $161 million increase in gain on loans and a $76 million favorable variance from the change in fair value of MLHS and related derivatives that were partially offset by the $30 million benefit of the transition provision of SAB 109 during the six months ended June 30, 2008.
     The $161 million increase in gain on loans during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to significantly higher margins and an 18% increase in IRLCs expected to close. The significantly higher margins during the six months ended June 30, 2009 were primarily attributable to an increase in industry refinance activity for conforming first mortgage loans, resulting from lower mortgage interest rates, coupled with lower overall industry capacity. Loan margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity. The increase in IRLCs expected to close was primarily attributable to an increase in refinance activity resulting from historically low interest rates during the six months ended June 30, 2009.
     The $76 million favorable variance from the change in fair value of MLHS and related derivatives was due to a $44 million favorable variance from economic hedge results and a $32 million reduction in unfavorable valuation adjustments for certain mortgage loans. The favorable variance from economic hedge results was primarily due to a decrease in hedge costs during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 and a favorable change in mortgage interest rates. The reduction in unfavorable valuation adjustments for certain mortgage loans was primarily due to a reduction in unfavorable adjustments related to ARMs, Scratch and Dent and Alt-A and jumbo loans that were partially offset by an increase in unfavorable adjustments related to second-lien and construction loans. The unfavorable valuation adjustments for construction, Scratch and Dent and Alt-A and second-lien loans during the six months ended June 30, 2009 were primarily due to decreases in the collateral values and credit performance of these loans. The unfavorable valuation adjustments for ARMs, Scratch and Dent and Alt-A and jumbo loans during the six months ended June 30, 2008 was the result of a continued decrease in demand for these types of products due to adverse secondary mortgage market conditions unrelated to changes in interest rates.
     Mortgage Net Finance Expense
     Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment increased by $4 million during the six months ended June 30, 2009 compared to the six months ended

June 30, 2008 due to a $5 million (10%) decrease in Mortgage interest income that was partially offset by a $1 million (2%) decrease in Mortgage interest expense. The $5 million decrease in Mortgage interest income was primarily due to lower interest rates related to loans held for sale and a lower average volume of loans held for sale. The $1 million decrease in Mortgage interest expense was attributable to a lower cost of funds from our outstanding borrowings. The lower cost of funds from our outstanding borrowings was primarily attributable to a decrease in short-term interest rates. A significant portion of our loan originations are funded with variable-rate short-term debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 253 bps during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.
     Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses increased by $10 million (6%) during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, due to a $10 million increase in management incentives, a $6 million increase in commissions expense and a $5 million increase in costs associated with temporary and contract personnel that were partially offset by an $11 million decrease in salaries and related benefits. The increase in commissions expense, despite the 4% decrease in total closings, was primarily attributable to an increase in first mortgage retail originations during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, as there is higher commission cost associated with these loans. The increase in costs associated with temporary and contract personnel was due to the modification of our cost structure to a more flexible workforce, which allowed us to manage the greater involvement that was required by us in the origination process during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to the increase in first mortgage retail originations. The decrease in salaries and related benefits was primarily attributable to a reduction in average full-time equivalent employees for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses decreased by $2 million (2%) during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to continued efforts to reduce overall costs that was partially offset by an increase in origination-related expenses as a result of the increase in first mortgage retail originations due to the greater involvement that is required by us in the origination process as compared to second-lien retail originations and closed mortgage loan purchases.
Mortgage Servicing Segment
     Net revenues decreased by $43 million (46%) during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. As discussed in greater detail below, the decrease in Net revenues was due to unfavorable changes of $36 million in Mortgage net finance (expense) income, $29 million in Other (expense) income and $19 million in Loan servicing income that were partially offset by a $41 million favorable change in Valuation adjustments related to mortgage servicing rights.
     Segment (loss) profit changed unfavorably by $50 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to the $43 million unfavorable change in Net revenues and a $7 million (9%) increase in Total expenses. The $7 million increase in Total expenses was primarily due to increases of $6 million in Other operating expenses and $3 million in Salaries and related expenses.

     The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Six Months
	Ended June 30,
	2009	2008	Change	% Change
	(In millions)
Average loan servicing portfolio	$149,117	$156,011	$(6,894)	(4)%

	Six Months
	Ended June 30,
	2009	2008	Change	% Change
		(In millions)
Mortgage interest income	$7	$52	$(45)	(87)%
Mortgage interest expense	(28)	(37)	9	24%

Mortgage net finance (expense) income	(21)	15	(36)	n/m (1)

Loan servicing income	200	219	(19)	(9)%

Change in fair value of mortgage servicing rights	(108)	(32)	(76)	(238)%
Net derivative loss related to mortgage servicing rights	—	(117)	117	100%

Valuation adjustments related to mortgage servicing rights	(108)	(149)	41	28%

Net loan servicing income	92	70	22	31%

Other (expense) income	(21)	8	(29)	n/m (1)

Net revenues	50	93	(43)	(46)%

Salaries and related expenses	19	16	3	19%
Occupancy and other office expenses	4	5	(1)	(20)%
Other depreciation and amortization	—	1	(1)	(100)%
Other operating expenses	59	53	6	11%

Total expenses	82	75	7	9%

Segment (loss) profit	$(32)	$18	$(50)	n/m (1)

(1)	n/m — Not meaningful.
     Mortgage Net Finance (Expense) Income
     Mortgage net finance (expense) income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, income from investment balances (including investments held by Atrium) and interest expense allocated on debt used to fund our MSRs, which is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance (expense) income changed unfavorably by $36 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to a $45 million (87%) decrease in Mortgage interest income that was partially offset by a $9 million (24%) decrease in Mortgage interest expense. The decrease in Mortgage interest income was due to lower short-term interest rates and lower average escrow balances in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Escrow balances earn income based on one-month LIBOR, which decreased by 253 bps during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The lower average escrow balances were due to the 4% decrease in the average loan servicing portfolio. The decrease in Mortgage interest expense was due to lower cost of funds from our outstanding borrowings, primarily due to the decrease in short-term interest rates, and lower average borrowings allocable to our Mortgage Servicing segment.

     Loan Servicing Income
     Loan servicing income includes recurring servicing fees, other ancillary fees and net reinsurance loss from Atrium. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Net reinsurance loss represents premiums earned on reinsurance contracts, net of ceding commission and adjustments to the reserve for reinsurance losses. The primary driver for Loan servicing income is the average loan servicing portfolio.
     The components of Loan servicing income were as follows:

	Six Months
	Ended June 30,
	2009	2008	Change	% Change
	(In millions)
Net service fee revenue	$212	$215	$(3)	(1)%
Late fees and other ancillary servicing revenue	25	24	1	4%
Curtailment interest paid to investors	(27)	(18)	(9)	(50)%
Net reinsurance loss	(10)	(2)	(8)	(400)%

Loan servicing income	$200	$219	$(19)	(9)%

     Loan servicing income decreased by $19 million (9%) from the six months ended June 30, 2008 to the six months ended June 30, 2009 primarily due to an increase in curtailment interest paid to investors, an increase in net reinsurance loss and a decrease in net service fee revenue. The $9 million increase in curtailment interest paid to investors was primarily due to a 54% increase in loans included in our loan servicing portfolio that paid off during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The $8 million increase in net reinsurance loss during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to an increase in the liability for reinsurance losses. The $3 million decrease in net service fee revenue was primarily due to the 4% decrease in the average loan servicing portfolio.
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
     The components of Change in fair value of mortgage servicing rights were as follows:

	Six Months
	Ended June 30,
	2009	2008	Change	% Change
	(In millions)
Realization of expected cash flows	$(212)	$(136)	$(76)	(56)%
Changes in market inputs or assumptions used in the valuation model	104	104	—	—

Change in fair value of mortgage servicing rights	$(108)	$(32)	$(76)	(238)%

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
     During the six months ended June 30, 2009 and 2008, the value of our MSRs was reduced by $150 million and $89 million, respectively, due to the prepayment of the underlying mortgage loans. The fluctuation in the decline in value of our MSRs due to prepayments during the six months ended June 30, 2009 in comparison to the six months ended June 30, 2008 was primarily attributable to faster prepayment rates. The actual prepayment rate of mortgage loans in our capitalized servicing portfolio was 22% and 13% of the unpaid principal balance of the underlying mortgage loan, on an annualized basis, during the six months ended June 30, 2009 and 2008, respectively. During the first half of 2009, the federal government announced new initiatives, which resulted in a decrease in interest rates on conforming loans to historically low levels and a resulting significant industry-wide increase in refinance activity. (See “—Overview—Mortgage Production and Mortgage Servicing Segments—Regulatory Trends” for additional discussion regarding the initiatives announced by the federal government during the first half of 2009.)
     During the six months ended June 30, 2009 and 2008, the value of our MSRs was reduced by $62 million and $47 million, respectively, due to portfolio decay. The unfavorable change during the six months ended June 30, 2009 in comparison to the six months ended June 30, 2008 was primarily due to higher portfolio delinquencies, which accounted for $35 million and $16 million of the decline in value during the six months ended June 30, 2009 and 2008, respectively. The decline in value due to portfolio decay as a percentage of the average value of MSRs was 9.2% and 6.2%, on an annualized basis, during the six months ended June 30, 2009 and 2008, respectively.
     Changes in market inputs or assumptions used in the valuation model: The $104 million favorable change during the six months ended June 30, 2009 was primarily due to an increase in mortgage interest rates during the six months ended June 30, 2009 partially offset by an increase in expected short-term prepayment speeds. Short-term expected prepayment speeds were adjusted due to the expected immediate impact of the new initiatives announced by the federal government during the first quarter of 2009, specifically the increase in maximum LTV for refinances of existing Fannie Mae loans to 105% of the unpaid principal balance. The favorable change during the six months ended June 30, 2008 was primarily due to the impact of an increase in the spread between the mortgage coupon rates and the underlying risk-free interest rate.
     Net Derivative Loss Related to Mortgage Servicing Rights: From time-to-time, we use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. (See Note 6, “Derivatives and Risk Management Activities” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.) The amount and composition of derivatives, if any, that we may use will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the expected increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). During periods of increased interest rate volatility, we anticipate increased costs associated with derivatives related to MSRs that are available in the market. The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, the benefit of the natural business hedge may not be realized under certain circumstances regardless of the change in interest rates. Increased reliance on the natural business hedge during the six months ended June 30, 2009 resulted in greater volatility in the results of our Mortgage Servicing segment. During the third quarter of 2008, we assessed the composition of our capitalized mortgage loan servicing portfolio and its related relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008. As of June 30, 2009, there were no open derivatives related to MSRs. (See “Part I—Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in our 2008 Form 10-K for more information.)

     The value of derivatives related to our MSRs decreased by $117 million during the six months ended June 30, 2008. As described below, our net results from MSRs risk management activities were gains of $104 million and losses of $13 million during the six months ended June 30, 2009 and 2008, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs at June 30, 2009.
     The following table outlines Net gain (loss) on MSRs risk management activities:

	Six Months
	Ended June 30,
	2009	2008
	(In millions)
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	$104	$104
Net derivative loss related to mortgage servicing rights	—	(117)

Net gain (loss) on MSRs risk management activities	$104	$(13)

     Other (Expense) Income
     Other (expense) income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and changed unfavorably by $29 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Our Investment securities consist of interests that continue to be held in the sale or securitization of mortgage loans, or retained interests. The unrealized losses during the six months ended June 30, 2009 were primarily attributable to significant increases in the delinquency of the underlying mortgage loans and an acceleration of our assumption of projected losses, which caused a decline in the expected cash flows from the underlying securities. The unrealized gains during the six months ended June 30, 2008 were primarily attributable to a favorable progression of trends in expected prepayments and realized losses as compared to our initial estimates, leading to greater expected cash flows from the underlying securities.
     Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses increased by $3 million (19%) during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to an increase in management incentives.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with foreclosure and real estate owned (“REO”) and allocations for overhead. Other operating expenses increased by $6 million (11%) during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase was primarily attributable to increases in actual and projected repurchases, indemnifications and related loss severity associated with the representations and warranties that we provide to purchasers and insurers of our sold loans primarily due to increased delinquency rates and a decline in housing prices during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.
Fleet Management Services Segment
     Net revenues decreased by $86 million (9%) during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. As discussed in greater detail below, the decrease in Net revenues was due to decreases of $66 million in Fleet lease income, $12 million in Other income and $8 million in Fleet management fees.
     Segment profit decreased by $15 million (38%) during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 as the $86 million decrease in Net revenues was partially offset by a $71 million (8%) decrease in Total expenses. The $71 million decrease in Total expenses was primarily due to decreases of

$34 million in Other operating expenses, $30 million in Fleet interest expense and $8 million in Salaries and related expenses.
     For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, the primary drivers for the reduction in segment profit were an increase in debt fees and volume declines partially offset by the impact of ongoing cost reduction initiatives.
     The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Six Months
	Ended June 30,
	2009	2008	Change	% Change
	(In thousands of units)
Leased vehicles	323	338	(15)	(4)%
Maintenance service cards	279	306	(27)	(9)%
Fuel cards	285	304	(19)	(6)%
Accident management vehicles	316	325	(9)	(3)%

	Six Months
	Ended June 30,
	2009	2008	Change	% Change
	(In millions)
Fleet management fees	$75	$83	$(8)	(10)%
Fleet lease income	724	790	(66)	(8)%
Other income	28	40	(12)	(30)%

Net revenues	827	913	(86)	(9)%

Salaries and related expenses	42	50	(8)	(16)%
Occupancy and other office expenses	9	10	(1)	(10)%
Depreciation on operating leases	647	646	1	—
Fleet interest expense	54	84	(30)	(36)%
Other depreciation and amortization	6	5	1	20%
Other operating expenses	44	78	(34)	(44)%

Total expenses	802	873	(71)	(8)%

Segment profit	$25	$40	$(15)	(38)%

     Fleet Management Fees
     Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees decreased by $8 million (10%) during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to declines in average unit counts, which resulted in a $6 million decrease in revenues from our principal fee-based products. The decline in average unit counts, as detailed in the chart above, was primarily attributable to deteriorating economic conditions.
     Fleet Lease Income
     Fleet lease income decreased by $66 million (8%) during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to decreases in billings and lease syndication volume. The decrease in billings was primarily attributable to lower interest rates on variable-rate leases.

     Other Income
     Other income decreased by $12 million (30%) during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to decreased vehicle sales at our dealerships and a decrease in interest income.
     Salaries and Related Expenses
     Salaries and related expenses decreased by $8 million (16%) during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a decrease in headcount as a result of management’s efforts to reduce costs during the fourth quarter of 2008.
     Depreciation on Operating Leases
     Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the six months ended June 30, 2009 increased by $1 million compared to the six months ended June 30, 2008.
     Fleet Interest Expense
     Fleet interest expense decreased by $30 million (36%) during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to decreasing short-term interest rates related to borrowings associated with leased vehicles that was partially offset by an increase in debt fees on our vehicle management asset-backed debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 253 bps during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.
     Other Operating Expenses
     Other operating expenses decreased by $34 million (44%) during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a decrease in cost of goods sold as a result of the decrease in lease syndication volume.
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
     The credit markets have experienced extreme volatility and disruption despite a series of high profile interventions on the part of the federal government. Dramatic declines in the housing market, adverse developments in the secondary mortgage market and volatility in ABS markets, including Canadian ABS markets, have negatively impacted the availability of funding and have limited our access to one or more of the funding sources used to fund MLHS and Net investment in fleet leases. In addition, we expect that the costs associated with our borrowings, including relative spreads and conduit fees, will be adversely impacted during the remainder of 2009 compared to such costs prior to the disruption in the credit markets. (See “—Debt Maturities” below for more information regarding the contractual maturity dates for our borrowing arrangements.) Our inability to renew such financing arrangements would eliminate a significant source of liquidity for our operations and there can be no assurance that we would be able to find replacement financing on terms acceptable to us, if at all. We intend to continue to evaluate alternative funding strategies.
     Due to disruptions in the credit markets, specifically the Canadian ABS markets, beginning in the second half of 2007, we have been unable to utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for new lease originations by our Canadian fleet management operations. This has resulted in an increase in the use of unsecured funding for the origination of operating leases in Canada. Vehicles under operating leases are included within Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheets net of accumulated depreciation, whereas the component of Net investment in fleet leases related to direct financing leases represents the lease payment receivable related to those leases net of any unearned income. Although we continue to consider alternative sources of financing, approximately $318 million of capacity under our unsecured credit facilities is being used to fund Canadian operating leases as of June 30, 2009.
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
     We are also pursuing alternative sources of potential funding, including the possible issuance of additional TALF eligible securities to private investors during the remainder of 2009. Additionally, we may be eligible to issue ABS under the $12 billion CSCF. However, there can be no assurance that we will be successful in our funding efforts, particularly with respect to TALF and CSCF. See “—Overview—Fleet Management Services Segment—Fleet Industry Trends” for further discussion regarding TALF.
     Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months. We expect aggregate capital expenditures for 2009 to be between $11 million and $17 million, in comparison to $23 million for 2008.
Cash Flows
     At June 30, 2009, we had $146 million of Cash and cash equivalents, an increase of $37 million from $109 million at December 31, 2008. The following table summarizes the changes in Cash and cash equivalents during the six months ended June 30, 2009 and 2008:

	Six Months
	Ended June 30,
	2009	2008	Change
	(In millions)
Cash provided by (used in):
Operating activities	$82	$312	$(230)
Investing activities	(423)	(725)	302
Financing activities	389	369	20
Effect of changes in exchange rates on Cash and cash equivalents	(11)	2	(13)

Net increase (decrease) in Cash and cash equivalents	$37	$(42)	$79

     Operating Activities
     During the six months ended June 30, 2009, we generated $230 million less cash from our operating activities than during the six months ended June 30, 2008 primarily due to a $309 million increase in net cash outflows related to the origination and sale of mortgage loans. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.
     Investing Activities
     During the six months ended June 30, 2009, we used $302 million less cash in our investing activities than during the six months ended June 30, 2008. The decrease in cash used in investing activities was primarily attributable to a $476 million decrease in net cash outflows related to the acquisition and sale of investment vehicles partially offset by a $165 million decrease in proceeds from the sale of MSRs due to partial receipts during the six months ended June 30, 2009 and 2008 from the sale of MSRs during 2007. Cash flows related to the acquisition and sale of vehicles fluctuate significantly from period to period due to the timing of the underlying transactions.
     Financing Activities
     During the six months ended June 30, 2009, we generated $20 million more cash in our financing activities than during the six months ended June 30, 2008 primarily due to a $71 million lower net decrease in short-term borrowings, $27 million of net cash payments for purchased options and sold warrants related to the offering of the Convertible Notes during the six months ended June 30, 2008 and a $9 million decrease in cash paid for debt issuance costs that were partially offset by an $87 million decrease in proceeds from borrowings, net of principal payments.
Secondary Mortgage Market
     We rely on the secondary mortgage market for a substantial amount of liquidity to support our mortgage operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market, primarily in the form of MBS, ABS and whole-loan transactions. A large component of the MBS we sell is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”). Historically, we have also issued non-agency (or non-conforming) MBS and ABS; however, the secondary market liquidity for such products has been severely limited since the second quarter of 2007. We have also publicly issued both non-conforming MBS and ABS that are registered with the Securities and Exchange Commission (“SEC”), in addition to private non-conforming MBS and ABS. Generally, these types of securities have their own credit ratings and require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance (“PMI”), and/or private surety guarantees.
     The Agency MBS, whole-loan and non-conforming markets for mortgage loans have historically provided substantial liquidity for our mortgage loan production operations. Because certain of these markets are illiquid, including those for jumbo, Alt-A, and other non-conforming loan products, we have modified the types of loans that we originated and expect to continue to modify the types of mortgage loans that we originate in accordance with secondary market liquidity. We focus our business process on consistently producing quality mortgages that meet investor requirements to continue to access these markets. Substantially all of our loans closed to be sold originated during the six months ended June 30, 2009 were conforming.
     See “—Overview—Mortgage Production and Mortgage Servicing Segments—Mortgage Industry Trends” included in this Form 10-Q and “Part I—Item 1A. Risk Factors—Risks Related to our Business—Adverse developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in our 2008 Form 10-K for more information regarding the secondary mortgage market.

Indebtedness
     We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	June 30,	December 31,
	2009	2008
	(In millions)
Restricted cash	$734	$614
Mortgage loans held for sale	1,682	1,006
Net investment in fleet leases	3,858	4,204
Mortgage servicing rights	1,436	1,282
Investment securities	12	37

Assets under management programs	$7,722	$7,143

     The following tables summarize the components of our indebtedness as of June 30, 2009:

June 30, 2009
							Assets Held as Collateral(1)
									Mortgage	Net
					Maturity/				Loans	Investment
			Interest		Expiry		Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date		Receivable	Cash	Sale	Leases(4)
	(Dollars in millions)
Chesapeake Series 2006-1 Variable Funding Notes	$1,262	$1,262			3/27/2009	(5)
Chesapeake Series 2006-2 Variable Funding Notes	879	879			2/26/2009	(5)
Chesapeake Series 2009-1 Term Notes	1,000	1,000			5/20/2010
Other	35	35			3/2010-6/2016

Total Vehicle Management Asset-Backed Debt	3,176	3,176	2.4	%(6)			$27	$457	$—	$3,313

RBS Repurchase Facility(7)	709	1,500	4.0%		6/24/2010		—	—	785	—
Fannie Mae Repurchase Facilities(8)	623	623	1.0%		N/A		—	—	646	—
Other	8	8	3.2%		10/29/2009		—	—	8	—

Total Mortgage Warehouse Asset-Backed Debt	1,340	2,131					—	—	1,439	—

Term Notes(9)	440	440	6.5%-7.9	%(10)	4/2010-4/2018		—	—	—	—
Credit Facilities(11)	1,039	1,305	1.0	%(12)	1/6/2011		—	—	—	—
Convertible Notes(13)	215	215	4.0%		4/15/2012		—	—	—	—

Total Unsecured Debt	1,694	1,960					—	—	—	—

Total Debt	$6,210	$7,267					$27	$457	$1,439	$3,313

(1)	Assets held as collateral are not available to pay our general obligations.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(3)	Represents the variable interest rate as of the respective date, with the exception of total vehicle management asset-backed debt, term notes and the Convertible Notes.

(4)	The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust and we act as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements.

(5)	We elected to allow the Series 2006-2 notes and Series 2006-1 notes to amortize in accordance with their terms on February 26, 2009 and March 27, 2009, respectively (the “Scheduled Expiry Dates”). During the Amortization Periods (as defined below), we are unable to borrow additional amounts under these notes. See “Asset-Backed Debt—Vehicle Management Asset Backed Debt” for additional information.

(6)	Represents the weighted-average interest rate of our vehicle management asset-backed debt arrangements as of June 30, 2009.

(7)	We maintain a variable-rate committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). At our election, subject to compliance with the terms of the Amended Repurchase Agreement and payment of renewal fees, the RBS Repurchase Facility was renewed for an additional 364-day term on June 25, 2009.

(8)	The balance and capacity represents amounts outstanding under our variable-rate uncommitted mortgage repurchase facilities (the “Fannie Mae Repurchase Facilities”) with Fannie Mae. Total uncommitted capacity was approximately $2.9 billion as of June 30, 2009.

(9)	Represents medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A.

(10)	Represents the range of stated interest rates of the MTNs outstanding as of June 30, 2009. The effective rate of interest of our outstanding MTNs was 7.2% as of June 30, 2009.

(11)	Credit facilities primarily represents a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.

(12)	Represents the interest rate on the Amended Credit Facility as of June 30, 2009, excluding per annum utilization and facility fees. The outstanding balance as of June 30, 2009 also includes $73 million, outstanding under another variable-rate credit facility that bore interest at 1.3%. See “Unsecured Debt—Credit Facilities” below for additional information.

(13)	On April 2, 2008, we completed a private offering of our 4.0% Convertible Senior Notes due 2012 (the “Convertible Notes”) with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The carrying amount as of June 30, 2009 is net of an unamortized discount of $35 million. The effective rate of interest of the Convertible Notes was 12.4% as of June 30, 2009. There were no conversions of the Convertible Notes during the six months ended June 30, 2009.
Asset-Backed Debt
     Vehicle Management Asset-Backed Debt
     Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake, to support the acquisition of vehicles used by our Fleet Management Services segment’s U.S. leasing operations. On February 27, 2009, we amended the agreement governing the Series 2006-1 notes to extend the scheduled expiry date to March 27, 2009 in order to provide additional time for us and the lenders of the Chesapeake notes to evaluate the long-term funding arrangements for its Fleet Management Services segment. The amendment also included a reduction in the total capacity of the Series 2006-1 notes from $2.5 billion to $2.3 billion and the payment of certain extension fees. Additionally, on February 26, 2009 and March 27, 2009 the Company elected to allow the Series 2006-2 and Series 2006-1 notes, respectively, to amortize in accordance with their terms, as further discussed below.
     On June 9, 2009, Chesapeake issued $1.0 billion of TALF-eligible term notes under Series 2009-1 to repay a portion of the Series 2006-1 notes and provide additional committed funding for our Fleet Management Services operations. The Series 2009-1 notes have a revolving period, after which the Series 2009-1 notes shall amortize in accordance with their terms beginning on May 20, 2010, as further discussed below. During the revolving period, the Series 2009-1 note’s pro-rata share of lease cash flows pledged to Chesapeake will create availability to purchase eligible vehicles.
     During the amortization periods, we will be unable to borrow additional amounts under the variable funding notes or use the pro-rata share of lease cash flows to purchase eligible vehicles under the term notes, and monthly repayments will be made on the notes through the earlier of 125 months following the Scheduled Expiry Dates, or when the respective series of notes are paid in full based on an allocable share of the collection of cash receipts of lease payments from its clients relating to the collateralized vehicle leases and related assets (the “Amortization Period”). The allocable share is based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the Amortization Period. After the payment of interest, servicing fees, administrator fees and servicer advance reimbursements, any monthly lease collections during the Amortization Period of a particular series would be applied to reduce the principal balance of the series notes.

     As of June 30, 2009, 85% of the Company’s fleet leases collateralize the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding and term notes (the “Chesapeake Lease Portfolio”). Approximately 98% of the Chesapeake Lease Portfolio as of June 30, 2009 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of June 30, 2009, the Chesapeake Lease Portfolio consisted of 23% and 77% fixed-rate and variable-rate leases, respectively. As of June 30, 2009, the top 25 client lessees represented approximately 50% of the Chesapeake Lease Portfolio, with no client exceeding 5%.
     Renewal of existing series or issuance of new series of Chesapeake notes on terms acceptable to us, or our ability to enter into alternative vehicle management asset-backed debt arrangements could be adversely affected in the event of: (i) the deterioration of the assets underlying the asset-backed debt arrangement; (ii) increased costs associated with accessing or our inability to access the asset-backed debt market; (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent or (iv) our failure to maintain a sufficient level of eligible assets or credit enhancements, including collateral intended to provide for any differential between variable-rate lease revenues and the underlying variable-rate debt costs. (See “Part II—Item 1A. Risk Factors—Adverse developments in the asset-backed securities market have negatively affected the availability of funding and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” in our Q1 Form 10-Q for more information.)
     Mortgage Warehouse Asset-Backed Debt
     We maintained a 364-day $500 million variable-rate committed mortgage repurchase facility with Citigroup Global Markets Realty Corp. (the “Citigroup Repurchase Facility”). We repaid all outstanding obligations under the Citigroup Repurchase Facility as of February 26, 2009.
     The Mortgage Venture maintained a variable-rate committed repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. On December 15, 2008, the parties agreed to amend the Mortgage Venture Repurchase Facility to, among other things, reduce the total committed capacity to $125 million by March 31, 2009 through a series of commitment reductions. Additionally, the parties elected not to renew the Mortgage Venture Repurchase Facility beyond its maturity date and we repaid all outstanding obligations under the Mortgage Venture Repurchase Facility on May 28, 2009. Although the Mortgage Venture continues to evaluate potential alternative sources of committed mortgage warehouse asset-backed debt, there can be no assurance that such alternative sources of funding will be obtained on terms that are commercially agreeable to us, if at all. Alternatively, during the six months ended June 30, 2009, the Mortgage Venture undertook a variety of actions in order to shift its mortgage loan production primarily to mortgage loans that are brokered through third party investors, including PHH Mortgage, in order to decrease its reliance on committed mortgage warehouse asset-backed debt unless and until an alternative source of funding is obtained.
     The availability of the mortgage warehouse asset-backed debt could suffer in the event of: (i) the continued deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the asset-backed debt market to refinance maturing debt; (iv) our inability to access the secondary market for mortgage loans; (v) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent or (vi) our failure to comply with certain financial covenants (see “—Debt Covenants” below for additional information). (See “Part I—Item 1A. Risk Factors—Risks Related to our Business—Adverse developments in the asset-backed securities market have negatively affected the availability of funding and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” in our 2008 Form 10-K for more information.)

Unsecured Debt
     Historically, the public debt markets have been an important source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. The credit markets have experienced extreme volatility and disruption, which has resulted in a significant tightening of credit, including with respect to unsecured debt. Prior to the disruption in the credit markets, we typically accessed these markets by issuing unsecured commercial paper and medium-term notes. During the six months ended June 30, 2009, there was no funding available to us in the commercial paper markets, and availability is unlikely given our short-term credit ratings. As a result, during 2008, we also accessed the institutional debt market through the issuance of the Convertible Notes. As of June 30, 2009, we had a total of approximately $655 million in unsecured public and institutional debt outstanding.
     Our credit ratings as of July 27, 2009 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings
Senior debt	Ba2	BB+	BB+
Short-term debt	NP	B	B
     As of July 27, 2009, the ratings outlooks on our senior unsecured debt provided by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Negative. There can be no assurance that the ratings and ratings outlooks on our senior unsecured long-term debt and other debt will remain at these levels.
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
     Credit Facilities
     Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. On February 11, 2009, Standard & Poor’s downgraded its rating of our senior unsecured long-term debt from BBB- to BB+, and Fitch Ratings’ rating of our senior unsecured long-term debt was lowered to BB+ on February 26, 2009. In addition, on March 2, 2009, Moody’s Investors Service downgraded its rating of our senior unsecured long-term debt from Ba1 to Ba2. As of June 30, 2009, borrowings under the Amended Credit Facility bore interest at a margin of 70.0 bps over a benchmark index of either LIBOR or the federal funds rate. The Amended Credit Facility also requires us to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of June 30, 2009, the per annum utilization fee and facility fee were 12.5 bps and 17.5 bps, respectively.

     Debt Maturities
     The following table provides the contractual maturities of our indebtedness at June 30, 2009. The maturities of our vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets:

	Asset-Backed	Unsecured	Total
		(In millions)
Within one year	$2,209	$5	$2,214
Between one and two years	947	1,039	1,986
Between two and three years	639	250	889
Between three and four years	386	421	807
Between four and five years	233	—	233
Thereafter	102	8	110

	$4,516	$1,723	$6,239

     As of June 30, 2009, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
		(In millions)
Asset-Backed Funding Arrangements
Vehicle management(2)	$3,176	$3,176	$—
Mortgage warehouse(3)	2,131	1,340	791
Unsecured Committed Credit Facilities (4)	1,305	1,053	252

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(2)	On February 27, 2009 and March 30, 2009, the Amortization Period of the Series 2006-2 and Series 2006-1 notes, respectively, began, during which time we are unable to borrow additional amounts under these notes. Amounts outstanding under the Series 2006-2 and Series 2006-1 notes were $879 million and $1.3 billion, respectively, as of June 30, 2009. See "—Asset-Backed Debt—Vehicle Management Asset-Backed Debt” above for discussion regarding the amortization of the Chesapeake Series 2006-2 and Series 2006-1 notes.

(3)	Capacity does not reflect $2.3 billion undrawn under the $2.9 billion Fannie Mae Repurchase Facilities, as this amount is uncommitted.

(4)	Utilized capacity reflects $14 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in our accompanying Condensed Consolidated Balance Sheet.
Debt Covenants
     Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility and the RBS Repurchase Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Repurchase Facility requires PHH Mortgage to maintain a minimum of $3.0 billion in mortgage repurchase or warehouse facilities, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the RBS Repurchase Facility. At June 30, 2009, we were in compliance with all of our financial covenants related to our debt arrangements.

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
Interest Rate Risk
Mortgage Servicing Rights
     Our MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. From time-to-time, we use a combination of derivative instruments to offset potential adverse changes in the fair value of our MSRs that could affect reported earnings. During 2008, we assessed the composition of our capitalized mortgage loan servicing portfolio and its relative sensitivity to refinance if interest rates decline, the cost of hedging and the anticipated effectiveness of the hedge given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008, which resulted in volatility in the results of operations for our Mortgage Servicing segment during the six months ended June 30, 2009. As of June 30, 2009, there were no open derivatives related to MSRs. Our decisions regarding levels, if any, of our derivatives related to MSRs could result in continued volatility in the results of operations for our Mortgage Servicing segment during the remainder of 2009.
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
     Increases in debt fees are a component of Fleet interest expense which is currently not fully recovered through billings to the clients of our Fleet Management Services segment. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion regarding the cost of funds associated with our vehicle management asset-backed debt.
Consumer Credit Risk
Loan Recourse
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
     We had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. We are no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $16 million as of June 30, 2009, 33.00% of which were at least 90 days delinquent (calculated based on the unpaid principal balance of the loans). In addition, the outstanding balance of other loans sold with recourse by us and those for which a breach of representation or warranty provision was identified subsequent to sale was $298 million as of June 30, 2009, 11.87% of which were at least 90 days delinquent (calculated based on the unpaid principal balance of the loans).
     As of June 30, 2009, we had a liability of $37 million, included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet, for probable losses related to our recourse exposure.
Mortgage Loans in Foreclosure
     Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of June 30, 2009, mortgage loans in foreclosure were $98 million, net of an allowance for probable losses of $22 million, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.
Real Estate Owned
     REO, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of June 30, 2009, REO were $25 million, net of a $21 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.

Mortgage Reinsurance
     Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have entered into contracts with four PMI companies to provide mortgage reinsurance on certain mortgage loans, consisting of one active and three inactive contracts. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. As of March 31, 2009, the contractual reinsurance period for each pool was 10 years and the weighted-average remaining reinsurance period was 5.6 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. We are required to hold securities in trust related to this potential obligation, which were $275 million and were included in Restricted cash in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009. As of June 30, 2009, a liability of $108 million was included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis. During the three and six months ended June 30, 2009, we recorded expense associated with the liability for estimated losses of $12 million and $26 million, respectively, within Loan servicing income in the accompanying Condensed Consolidated Statement of Operations.
     The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of March 31, 2009:

	Year of Origination
	2003
	and
	Prior	2004	2005	2006	2007	2008	Total
	(Dollars in millions)
Unpaid principal balance	$2,495	$1,331	$1,306	$1,165	$2,079	$3,059	$11,435
Unpaid principal balance as a percentage of original unpaid principal balance	10%	36%	57%	74%	88%	94%	N/A
Maximum potential exposure to reinsurance losses	$369	$107	$66	$39	$57	$66	$704
Average FICO score	698	694	697	694	702	728	706
Delinquencies(1)	4.54%	4.79%	6.24%	7.15%	5.70%	1.88%	4.59%
Foreclosures/REO/ Bankruptcies(2)	3.00%	4.23%	5.95%	6.71%	4.10%	0.80%	3.54%

(1)	Represents delinquent mortgage loans for which payments are 60 days or more outstanding as a percentage of the total unpaid principal balance.

(2)	Calculated as a percentage of the total unpaid principal balance.
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
     As of June 30, 2009, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.
Fair Value Measurements
     Approximately 50%, of our assets and liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy. Approximately 88% of our assets and liabilities categorized within Level Three of the valuation hierarchy are comprised of our MSRs. The remainder of our assets and liabilities categorized within Level Three of the valuation hierarchy is comprised of Investment securities, certain MLHS and IRLCs. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Second Quarter of 2009 vs. Second Quarter of 2008—Segment Results—Mortgage Servicing Segment” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008—Segment Results—Mortgage Servicing Segment” for further discussion regarding the impact of Change in fair value of mortgage servicing rights on our results of operations.
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
     We used June 30, 2009 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
     The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2009 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets:
Mortgage loans held for sale	$61	$37	$20	$(25)	$(53)	$(111)
Interest rate lock commitments	54	37	21	(30)	(64)	(145)
Forward loan sale commitments	(116)	(69)	(37)	45	93	195

Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(1)	5	4	(10)	(24)	(61)
Mortgage servicing rights	(447)	(205)	(94)	83	157	273

Total mortgage assets	(448)	(200)	(90)	73	133	212
Total vehicle assets	19	10	5	(5)	(10)	(19)
Total liabilities	(16)	(8)	(4)	4	8	15

Total, net	$(445)	$(198)	$(89)	$72	$131	$208

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes from the legal proceedings disclosed in “Item 3. Legal Proceedings” of our 2008 Form 10-K.

Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our 2008 Form 10-K as amended by “Item 1A. Risk Factors” in our Q1 Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The 2009 Annual Meeting of Stockholders was held on June 10, 2009 to (i) elect three Class I Directors (the “Director Election Proposal”); (ii) ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2009 (the “Ratification of Auditors Proposal”); (iii) approve the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan including, (a) an increase in the number of shares authorized for issuance under the plan from 7,500,000 shares to 12,050,000 shares and (b) the material performance goals established under the plan for purposes of compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Equity and Incentive Plan Proposal”); and (iv) approve the amendment of the Company’s Articles of Amendment and Restatement, as amended, to increase the Company’s number of shares of authorized capital stock from 110,000,000 shares to 275,000,000 shares and the authorized number of shares of common stock from 108,910,000 shares to 273,910,000 shares (the “Charter Amendment Proposal”). A total of 46,488,200 of the 54,388,877 votes entitled to be cast at the meeting were present in person or by proxy.
     The results of the votes cast at the 2009 Annual Meeting of Stockholders were as follows:
Director Election Proposal:

	Number of	Number of
	Votes Cast For	Votes Withheld
A.B. Krongard	18,210,666	303,855
Terence W. Edwards	18,391,254	123,267
James O. Egan	44,362,581	243,926
Allan Z. Loren	25,918,027	173,959
Gregory J. Parseghian	25,924,544	167,442

	Number of	Number of	Number of
	Votes	Votes	Shares
	Cast For	Cast Against	Abstain
Ratification of Auditors Proposal	44,300,521	196,987	108,999
Equity and Incentive Plan Proposal	37,244,934	7,231,934	129,639
Charter Amendment Proposal	27,229,701	19,126,266	132,233
     As a result of the votes cast, James O. Egan, Allan Z. Loren and Gregory J. Parsegian were elected as Class I Directors to serve for three year terms and the Ratification of Auditors Proposal, Equity and Incentive Plan Proposal and Charter Amendment Proposal were each approved. In addition, the terms of office of the following Directors continued after the meeting: Ann D. Logan, George J. Kilroy, James W. Brinkley and Jonathan D. Mariner. There were no broker non-votes as brokers lacked discretionary authority to vote uninstructed shares due to the contested election for Directors.

     Subsequent to the approval of the Equity and Incentive Plan Proposal, the PHH Corporation 2005 Equity and Incentive Plan was further amended on June 17, 2009, as previously disclosed in the Company’s Current Report of Form 8-K filed with the SEC on June 22, 2009, to reduce the number of shares authorized for issuance under the plan from 12,050,000 to 11,050,000.
Item 5. Other Information
     None.
Item 6. Exhibits
     Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PHH CORPORATION
By:	/s/ George J. Kilroy
George J. Kilroy
Acting Chief Executive Officer and President

Date: August 4, 2009

By:	/s/ Sandra E. Bell
Sandra E. Bell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 4, 2009

EXHIBIT INDEX

Exhibit
No.	Description	Incorporation by Reference
2.1*	Agreement and Plan of Merger dated as of March 15, 2007 by and among General Electric Capital Corporation, a Delaware corporation, Jade Merger Sub, Inc., a Maryland corporation, and PHH Corporation, a Maryland corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 15, 2007.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.1.1	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 2, 2009.

3.3	Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.3.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

3.3.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.

3.4	Articles of Amendment to the Charter of PHH Corporation effective as of June 12, 2009.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2009.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.	Description	Incorporation by Reference
4.2	Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 1, 2005.

4.3	Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.4	Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.5	Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

4.6	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 9, 2008.

4.7	Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.

4.8	Form of Global Note 4.00% Convertible Senior Note Due 2012 (included as part of Exhibit 4.7).	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.

10.1‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.

10.2	Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

10.3	Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.	Description	Incorporation by Reference
10.4	Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.

10.5†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.

10.6†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.

10.7†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

10.8†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

10.9†	Form of PHH Corporation 2005 Equity Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

10.10†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.11†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.12†	Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.13†	Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.14†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.15†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

Exhibit
No.	Description	Incorporation by Reference
10.16†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.17†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.18†‡‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.

10.19†	Resolution of the PHH Corporation Compensation Committee dated December 21, 2005 modifying fiscal 2006 through 2008 performance targets for equity awards under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 28, 2005.

10.20†	Form of Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.

10.21†	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.

10.22†	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.

10.23	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference
10.24	Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2006.

10.25	Series 2006-2 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2006.

10.26	Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.

10.27‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

10.28	Supplemental Indenture No. 4, dated as of August 31, 2006, by and between PHH Corporation and The Bank of New York (as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

10.29†‡‡	Release and Restrictive Covenants Agreement, dated September 20, 2006, by and between PHH Corporation and Neil J. Cashen.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2006.

10.30	Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference
10.31‡‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.32‡‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.33‡‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.34‡‡	Equity Access® and OmegaSM Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.35‡‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.36	Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain APA Banks, Certain Funding Agents as set forth therein, and The Bank of New York as successor to JPMorgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.

Exhibit
No.	Description	Incorporation by Reference
10.37	First Amendment, dated as of March 6, 2007, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2007.

10.38	First Amendment, dated as of March 6, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2007.

10.39†‡‡	Resolution of the PHH Corporation Compensation Committee, dated June 7, 2007, approving the fiscal 2007 performance targets for cash bonuses under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 13, 2007.

10.40†‡‡	Resolution of the PHH Corporation Compensation Committee, dated June 27, 2007, approving the fiscal 2007 performance target for equity awards under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.87 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed on June 28, 2007.

10.41	Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

Exhibit
No.	Description	Incorporation by Reference
10.42	Settlement Agreement, dated as of January 4, 2008, by, between and among PHH Corporation, Pearl Mortgage Acquisition 2 L.L.C. and Blackstone Capital Partners V L.P.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2008.

10.43†	Form of PHH Corporation Amended and Restated Severance Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on January 10, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2008.

10.44‡‡	Second Amendment, dated as of February 28, 2008, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2008.

10.45	Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 4, 2008.

10.46	Guaranty, dated as of February 28, 2008, by PHH Corporation in favor of Citigroup Global Markets Realty, Corp., party to the Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 4, 2008.

10.47†‡‡	Resolution of the PHH Corporation Compensation Committee, dated March 18, 2008, approving performance targets for 2008 Management Incentive Plans under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2008.

10.48	Purchase Agreement dated March 27, 2008 by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed on April 4, 2008.

10.49	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report of Form 8-K filed on April 4, 2008.

Exhibit
No.	Description	Incorporation by Reference
10.50	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report of Form 8-K filed on April 4, 2008.

10.51	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.4 to our Current Report of Form 8-K filed on April 4, 2008.

10.52	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report of Form 8-K filed on April 4, 2008.

10.53	Master Terms and Conditions for Convertible Debt Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report of Form 8-K filed on April 4, 2008.

10.54	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report of Form 8-K filed on April 4, 2008.

10.55	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.8 to our Current Report of Form 8-K filed on April 4, 2008.

10.56	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report of Form 8-K filed on April 4, 2008.

10.57	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report of Form 8-K filed on April 4, 2008.

10.58	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report of Form 8-K filed on April 4, 2008.

10.59	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report of Form 8-K filed on April 4, 2008.

10.60	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report of Form 8-K filed on April 4, 2008.

10.61‡‡	Amended and Restated Master Repurchase Agreement, dated as of June 26, 2008, between PHH Mortgage Corporation, as seller, and The Royal Bank of Scotland plc, as buyer and agent.	Incorporated by reference to Exhibit 10.65 to our Quarterly Report of Form 10-Q for the quarterly period ended on September 30, 2008 filed on November 10, 2008.

Exhibit
No.	Description	Incorporation by Reference
10.62	Second Amended and Restated Guaranty, dated as of June 26, 2008, by PHH Corporation in favor of The Royal Bank of Scotland plc and Greenwich Capital Financial Products, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2008

10.63‡‡	Loan Purchase and Sale Agreement Amendment No. 13, dated as of January 1, 2008, by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 8, 2008.

10.64†	PHH Corporation Change in Control Severance Agreement by and between the Company and Sandra Bell dated as of October 13, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 14, 2008.

10.65	Letter Agreement dated August 8, 2008 by and between PHH Mortgage Corporation and Merrill Lynch Credit Corporation relating to the Servicing Rights Purchase and Sale Agreement dated January 28, 2000, as amended.	Incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10.66‡‡	Mortgage Loan Subservicing Agreement by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation dated as of August 8, 2008.	Incorporated by reference to Exhibit 10.70 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10.67‡‡	Loan Purchase and Sale Agreement Amendment No. 11, dated January 1, 2007, by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.71 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10.68‡‡	Loan Purchase and Sale Agreement Amendment No. 12, dated July 1, 2007, by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.72 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10.69‡‡	Amendment No. 2, dated December 19, 2008, to the Amended and Restated Master Repurchase Agreement, dated as of June 26, 2008, between PHH Mortgage Corporation, as seller, and The Royal Bank of Scotland plc, as buyer and agent.	Incorporated by reference to Exhibit 10.73 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

Exhibit
No.	Description	Incorporation by Reference
10.70‡‡	Third Amendment, dated as of December 17, 2008, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007 and as of February 28, 2008, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York), as successor to JPMorgan Chase Bank, N. A., as indenture trustee, certain commercial paper conduit purchasers, certain banks and certain funding agents as set forth therein, and JPMorgan Chase Bank, N. A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.	Incorporated by reference to Exhibit 10.74 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

10.71‡‡	Third Amendment, dated as of December 17, 2008, to the Series 2006-2 Indenture Supplement, dated as of December 1, 2006, as amended as of March 6, 2007 and as of November 30, 2007, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York), as successor to JP Morgan Chase Bank, N. A., as indenture trustee, certain commercial paper conduit purchasers, certain banks and certain funding agents as set forth therein, and JPMorgan Chase Bank, N. A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.	Incorporated by reference to Exhibit 10.75 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

10.72‡‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

10.73	Amendment No. 3 dated as of December 30, 2008 to the Amended and Restated Master Repurchase Agreement, dated as of June 26, 2008 by and between PHH Mortgage Corporation, as seller, and The Royal Bank of Scotland PLC, as buyer and agent.	Incorporated by reference to Exhibit 10.77 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

Exhibit
No.	Description	Incorporation by Reference
10.74‡‡	Fourth Amendment, dated as of February 26, 2009, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007, February 28, 2008 and December 17, 2008, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York) as successor to JP Morgan Chase Bank N.A., as indenture trustee, certain commercial paper conduit purchasers , certain banks and certain funding agents as set forth therein, and JP Morgan Chase Bank, N.A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents	Incorporated by reference to Exhibit 10.78 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

10.75‡‡	Amendment No. 4 dated as of March 13, 2009 to the Amended and Restated Master Repurchase Agreement, dated as of June 26, 2008 by and between PHH Mortgage Corporation, as seller, and The Royal Bank of Scotland PLC, as buyer and agent.	Incorporated by reference to Exhibit 10.75 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2009 filed on May 1, 2009.

10.76†‡‡	Form of 2009 Performance Unit Award Notice and Agreement for Certain Executive Officers, as approved by the Compensation Committee on March 25, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2009.

10.77‡‡	Series 2009-1 Indenture Supplement, dated as of June 9, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2009.

10.78†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.79‡	Purchase Agreement dated June 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.

31(i).1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description	Incorporation by Reference
31(i).2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.