Form 10-Q
period 2009-09-30
PHH CORP
filed 2009-11-05
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐       No ☑
     As of November 3, 2009, 54,743,820 shares of PHH Common stock were outstanding.

Item	Description	Page

     Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (this “Form 10-Q”) that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on forward-looking statements.
     Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-Q include, but are not limited to, statements concerning the following: (i) our expectations regarding the future impact of the adoption of recently issued accounting pronouncements on our financial statements; (ii) our belief that we would have various periods to cure an event of default if one or more notices of default were to be given by our lenders or trustees under certain of our financing agreements; (iii) our expectations regarding origination volumes, including refinance originations, and loan margins in the mortgage industry; (iv) our belief that the higher margins experienced in the mortgage industry are reflective of a longer-term view of the returns required to manage the underlying risk of a mortgage production business; (v) our expectations regarding recent government initiatives, including, but not limited to, the American Recovery and Reinvestment Act of 2009, the Homeowner Affordability Stability Plan (“HASP”) and the Public-Private Investment Program and the impact that these initiatives may have on our Mortgage Production and Mortgage Servicing segments; (vi) our intention to continue to evaluate our cost structure in relation to projected origination volumes, in an effort to properly align our resources and expenses with expected mortgage origination volumes; (vii) our belief that HASP’s loan modification programs provide additional opportunities for our Mortgage Servicing segment and could reduce our exposure to future foreclosure-related losses; (viii) our continued belief that the amount of securities held in trust related to our potential obligation from our reinsurance agreements will be significantly higher than claims expected to be paid; (ix) our expectations regarding access to and spreads on future securities that may be issued by our wholly owned subsidiary, Chesapeake Funding LLC; (x) our belief that our assets may be considered eligible collateral under the Canadian Secured Credit Facility (“CSCF”) and that the CSCF may stimulate the private and public demand for asset-backed commercial paper in Canada; (xi) our expectation that the United States (“U.S.”) and Canadian asset-backed securities markets will continue to improve during the remainder of 2009 and into 2010 and that we will be able to take advantage of this improvement; (xii) our expectation that the reorganized General Motors and Chrysler may be more financially viable suppliers in the future and our belief that any disruption in vehicle production by the North American automobile manufacturers would have little impact on our ability to provide our clients with vehicle leases as we would have the alternative to rely on foreign suppliers; (xiii) our belief that trends in the North American automobile industry have been reflected in our Fleet Management Services segment; (xiv) our expectation that as the fleets of our Fleet Management Services segment’s clients age, they may require greater levels of maintenance services and other fee-based products; (xv) our intention to pursue alternative sources of potential funding, including the possible issuance of additional securities eligible under the Term Asset-Backed Securities Loan Facility to private investors through March 2010; (xvi) our belief that the modifications in our lease pricing are reflective of revised pricing throughout the industry; (xvii) our expected savings during the remainder of 2009 from cost-reduction initiatives; (xviii) our belief that our sources of liquidity are adequate to fund operations for the next 12 months; (xix) our expected capital expenditures for 2009; (xx) our expectation that the London Interbank Offered Rate and commercial paper, long-term U.S. Department of the Treasury (“Treasury”) and mortgage interest rates will remain our primary benchmark for market risk for the foreseeable future; (xxi) our expectation that increased reliance on the natural business hedge could result in greater volatility in the results of our Mortgage Servicing segment and (xxii) our expectation that we will continue to modify the types of mortgage loans that we originate in accordance with secondary market liquidity.

     The factors and assumptions discussed below and the risks factors in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended by the risk factors in “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and “Part II—Item 1A. Risk Factors” in this Form 10-Q could cause actual results to differ materially from those expressed in any such forward-looking statements:
•	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

•	the effects of continued market volatility or continued economic decline on the availability and cost of our financing arrangements, the value of our assets and the price of our Common stock;

•	the effects of a continued decline in the volume or value of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

•	the effects of changes in current interest rates on our business and our financing costs;

•	our decisions regarding the use of derivatives related to mortgage servicing rights, if any, and the resulting potential volatility of the results of operations of our Mortgage Servicing segment;

•	the effects of increases in our actual and projected repurchases of, indemnification given in respect of, or related losses associated with, sold mortgage loans for which we have provided representations and warranties or other contractual recourse to purchasers and insurers of such loans, including increases in our loss severity and reserves associated with such loans;

•	the effects of reinsurance claims in excess of projected levels and in excess of reinsurance premiums we are entitled to receive or amounts currently held in trust to pay such claims;

•	the effects of any significant adverse changes in the underwriting criteria of government-sponsored entities, including the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation;

•	the effects of the insolvency of any of the counterparties to our significant customer contracts or financing arrangements or the inability or unwillingness of such counterparties to perform their respective obligations under such contracts;

•	the ability to develop and implement operational, technological and financial systems to manage our operations and to achieve enhanced earnings or effect cost savings;

•	the effects of competition in our existing and potential future lines of business, including the impact of consolidation within the industries in which we operate and competitors with greater financial resources and broader product lines;

•	the effects of the decline in the results of operations or financial condition of automobile manufacturers and/or their willingness or ability to make new vehicles available to us on commercially favorable terms, if at all;

•	the ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

•	the ability to implement fully integrated disaster recovery technology solutions in the event of a disaster;

•	the ability to obtain financing on acceptable terms, if at all, to finance our operations or growth strategy, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness;

•	the ability to maintain our relationships with our existing clients;

•	a deterioration in the performance of assets held as collateral for secured borrowings;

•	the impact of the failure to maintain our credit ratings;

•	any failure to comply with certain financial covenants under our financing arrangements;

•	the effects of the declining health of the U.S. and global banking systems, the consolidation of financial institutions and the related impact on the availability of credit;

•	the impact of the Emergency Economic Stabilization Act of 2008 enacted by the U.S. government on the securities markets and valuations of mortgage-backed securities;

•	the impact of actions taken or to be taken by the Treasury and the Federal Reserve Bank on the credit markets and the U.S. economy;

•	the impact of the adverse conditions in the North American automotive industry; and

•	changes in laws and regulations, including changes in accounting standards, mortgage- and real estate-related regulations and state, federal and foreign tax laws.
     Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control. In addition, we operate in a rapidly changing and competitive environment. New risk factors may emerge from time to time, and it is not possible to predict all such risk factors.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues
Mortgage fees	$69	$50	$216	$172
Fleet management fees	37	40	112	123

Net fee income	106	90	328	295

Fleet lease income	363	401	1,087	1,191

Gain on mortgage loans, net	115	49	450	177

Mortgage interest income	20	38	70	138
Mortgage interest expense	(36)	(44)	(109)	(128)

Mortgage net finance (expense) income	(16)	(6)	(39)	10

Loan servicing income	109	111	309	330

Change in fair value of mortgage servicing rights	(186)	(77)	(294)	(109)
Net derivative loss related to mortgage servicing rights	—	(62)	—	(179)

Valuation adjustments related to mortgage servicing rights	(186)	(139)	(294)	(288)

Net loan servicing (loss) income	(77)	(28)	15	42

Other income	16	27	21	123

Net revenues	507	533	1,862	1,838

Expenses
Salaries and related expenses	114	108	357	341
Occupancy and other office expenses	16	19	43	55
Depreciation on operating leases	315	325	962	971
Fleet interest expense	21	37	72	119
Other depreciation and amortization	7	7	20	19
Other operating expenses	114	117	297	337
Goodwill impairment	—	61	—	61

Total expenses	587	674	1,751	1,903

(Loss) income before income taxes	(80)	(141)	111	(65)
(Benefit from) provision for income taxes	(32)	(28)	43	(1)

Net (loss) income	(48)	(113)	68	(64)
Less: net income (loss) attributable to noncontrolling interest	4	(29)	12	(26)

Net (loss) income attributable to PHH Corporation	$(52)	$(84)	$56	$(38)

Basic (loss) earnings per share attributable to PHH Corporation	$(0.94)	$(1.56)	$1.03	$(0.70)

Diluted (loss) earnings per share attributable to PHH Corporation	$(0.94)	$(1.56)	$1.02	$(0.70)

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$140	$109
Restricted cash	641	614
Mortgage loans held for sale	1,256	1,006
Accounts receivable, net	496	468
Net investment in fleet leases	3,698	4,204
Mortgage servicing rights	1,367	1,282
Investment securities	12	37
Property, plant and equipment, net	51	63
Goodwill	25	25
Other assets	601	465

Total assets	$8,287	$8,273

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$508	$451
Debt	5,455	5,764
Deferred income taxes	620	579
Other liabilities	311	212

Total liabilities	6,894	7,006

Commitments and contingencies (Note 10)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized at September 30, 2009 and December 31, 2008; none issued or outstanding at September 30, 2009 or December 31, 2008	—	—
Common stock, $0.01 par value; 273,910,000 and 108,910,000 shares authorized at September 30, 2009 and December 31, 2008, respectively; 54,743,740 shares issued and outstanding at September 30, 2009; 54,256,294 shares issued and outstanding at December 31, 2008	1	1
Additional paid-in capital	1,053	1,005
Retained earnings	319	263
Accumulated other comprehensive income (loss)	15	(3)

Total PHH Corporation stockholders’ equity	1,388	1,266
Noncontrolling interest	5	1

Total equity	1,393	1,267

Total liabilities and equity	$8,287	$8,273

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Nine Months Ended September 30, 2009
(Unaudited)
(In millions, except share data)

	PHH Corporation Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Equity
Balance at December 31, 2008	54,256,294	$1	$1,005	$263	$(3)	$1	$1,267
Net income	—	—	—	56	—	12	68
Distributions to noncontrolling interest	—	—	—	—	—	(8)	(8)
Other comprehensive income, net of income taxes of $0	—	—	—	—	18	—	18
Proceeds on the sale of Sold Warrants (Note 8)	—	—	35	—	—	—	35
Stock compensation expense	—	—	9	—	—	—	9
Stock options exercised, including excess tax benefit of $0	302,760	—	5	—	—	—	5
Restricted stock award vesting, net of excess tax benefit of $0	184,686	—	(1)	—	—	—	(1)

Balance at September 30, 2009	54,743,740	$1	$1,053	$319	$15	$5	$1,393

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months
	Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$68	$(64)
Adjustments to reconcile Net income (loss) to net cash provided by operating activities:
Goodwill impairment charge	—	61
Capitalization of originated mortgage servicing rights	(384)	(272)
Net unrealized loss on mortgage servicing rights and related derivatives	294	288
Vehicle depreciation	962	971
Other depreciation and amortization	20	19
Origination of mortgage loans held for sale	(23,056)	(17,235)
Proceeds on sale of and payments from mortgage loans held for sale	23,208	17,706
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(443)	(142)
Deferred income tax provision	37	11
Other adjustments and changes in other assets and liabilities, net	172	5

Net cash provided by operating activities	878	1,348

Cash flows from investing activities:
Investment in vehicles	(741)	(1,463)
Proceeds on sale of investment vehicles	309	414
Purchase of mortgage servicing rights	(1)	(6)
Proceeds on sale of mortgage servicing rights	1	175
Cash paid on derivatives related to mortgage servicing rights	—	(129)
Net settlement proceeds from derivatives related to mortgage servicing rights	—	26
Purchases of property, plant and equipment	(8)	(16)
Increase in Restricted cash	(27)	(79)
Other, net	6	10

Net cash used in investing activities	(461)	(1,068)

Cash flows from financing activities:
Net decrease in short-term borrowings	—	(73)
Proceeds from borrowings	35,116	24,601
Principal payments on borrowings	(35,378)	(24,777)
Issuances of Company Common stock	—	1
Proceeds from the sale of Sold Warrants	35	24
Cash paid for Purchased Options	(66)	(51)
Cash paid for debt issuance costs	(51)	(52)
Other, net	(9)	(5)

Net cash used in financing activities	(353)	(332)

Effect of changes in exchange rates on Cash and cash equivalents	(33)	8

Net increase (decrease) in Cash and cash equivalents	31	(44)
Cash and cash equivalents at beginning of period	109	149

Cash and cash equivalents at end of period	$140	$105

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
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     PHH Corporation and subsidiaries (collectively, “PHH” or the “Company”) is a leading outsource provider of mortgage and fleet management services operating in the following business segments:
•	Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

•	Mortgage Servicing — performs servicing activities for originated and purchased loans.

•	Fleet Management Services — provides commercial fleet management services.
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
Changes in Accounting Policies
     Fair Value Measurements. In February 2008, the Financial Accounting Standards Board (the “FASB”) updated Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to delay the effective date for one year for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The Company elected the deferral for nonfinancial assets and nonfinancial liabilities and adopted the provisions of ASC 820 for its assessment of impairment of its Goodwill, other intangible assets, net investment in operating leases, net investment in off-lease

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
vehicles, real estate owned (“REO”) and Property, plant and equipment, net effective January 1, 2009. The Company’s measurement of fair value for these nonfinancial assets, when applicable, will incorporate the assumptions market participants would use in pricing the asset, where available, which may differ from the Company’s own intended use of such assets and related assumptions and therefore may result in a different fair value than the fair value measured on a basis prior to the application of ASC 820. There were no events or circumstances resulting in the measurement of fair value for any significant nonfinancial assets other than REO during the three or nine months ended September 30, 2009. See Note 13, “Fair Value Measurements” for additional information.
     Business Combinations. In December 2007, the FASB updated ASC 805, “Business Combinations” (“ASC 805”) which applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. In April 2009, the FASB further updated ASC 805 for the initial recognition and measurement of assets and liabilities arising from contingencies in a business combination. Subsequent measurement of assets and liabilities arising from contingencies is determined on a systematic and rational basis depending on their nature. Contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination are required to be initially recognized at fair value and subsequently measured for contingent consideration arrangements. The Company adopted the December 2007 and April 2009 updates to ASC 805 effective January 1, 2009. The adoption of the updates to ASC 805 will impact the Company’s Consolidated Financial Statements prospectively in the event of any business combinations entered into by the Company after December 31, 2008 in which the Company is the acquirer.
     Noncontrolling Interests. In December 2007, the FASB updated ASC 810, “Consolidation” (“ASC 810”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, ASC 810 requires a noncontrolling interest in a subsidiary to be reported as equity, separate from the parent’s equity, in the consolidated statement of financial position and the amount of net income or loss and comprehensive income or loss attributable to the parent and noncontrolling interest to be presented separately on the face of the consolidated financial statements. Changes in a parent’s ownership interest in its subsidiary in which a controlling financial interest is retained are accounted for as equity transactions. If a controlling financial interest in the subsidiary is not retained, the subsidiary is deconsolidated and any retained noncontrolling equity interest is initially measured at fair value. The Company adopted the updates to ASC 810 effective January 1, 2009, including retrospective application for the presentation of periods prior to January 1, 2009. The adoption of the updates to ASC 810 did not have a significant impact on the Company’s Consolidated Financial Statements.
     Transfers of Financial Assets and Repurchase Financing Transactions. In February 2008, the FASB updated ASC 860, “Transfers and Servicing” (“ASC 860”). The objective of the updates to ASC 860 is to provide guidance on accounting for the transfer of a financial asset and repurchase financing. An initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement unless certain criteria are met at the inception of the transaction. If the criteria are met, the initial transfer of the financial asset and repurchase financing transaction shall be evaluated separately. The Company adopted the updates to ASC 860 effective January 1, 2009. The adoption of the updates to ASC 860 did not impact the Company’s Consolidated Financial Statements.
     Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB updated ASC 815, “Derivatives and Hedging” (“ASC 815”) to enhance disclosure requirements for derivative instruments and hedging activities regarding how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations and how they affect financial position, financial performance and cash flows. The updates to ASC 815 require qualitative disclosures about

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted the enhanced disclosure provisions of ASC 815 effective January 1, 2009. The additional disclosures resulting from the adoption of the updates to ASC 815 are included in Note 6, “Derivatives and Risk Management Activities” in the Company’s Notes to Condensed Consolidated Financial Statements.
     Financial Guarantee Insurance Contracts. In May 2008, the FASB updated ASC 944, “Financial Services—Insurance” (“ASC 944”). The updates clarify how ASC 944 applies to financial guarantee insurance and reinsurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. The updates to ASC 944 require insurance enterprises to recognize a liability for the unearned premium revenue at inception of the financial guarantee insurance contract and recognize revenue over the period of the contract in proportion to the amount of insurance protection provided. The updates to ASC 944 also require an insurance enterprise to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. Additional disclosures about financial guarantee contracts are also required. The Company adopted the updates to ASC 944 effective January 1, 2009. The adoption of the updates to ASC 944 did not impact the Company’s Consolidated Financial Statements.
     Intangible Assets. In April 2008, the FASB updated ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted the updates to ASC 350 effective January 1, 2009 for application to intangible assets acquired after the effective date. The Company’s accounting policy is to expense the costs to renew or extend recognized intangible assets as the costs are incurred.
     Convertible Debt Instruments. In May 2008, the FASB updated ASC 470, “Debt” (“ASC 470”) which requires the issuer of certain convertible debt instruments that may be settled in cash or other assets upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company adopted the updates to ASC 470 effective January 1, 2009. The adoption of the updates to ASC 470 did not impact the Company’s Consolidated Financial Statements as its application of other GAAP for its 4.0% Convertible Senior Notes due 2012 (the “2012 Convertible Notes”) results in separate accounting for the liability and equity components of the 2012 Convertible Notes and continued amortization of the original issue discount.
     Participating Securities. In June 2008, the FASB updated ASC 260, “Earnings Per Share” (“ASC 260”) to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method. The Company adopted the updates to ASC 260 effective January 1, 2009. The adoption of the updates to ASC 260 did not impact the Company’s Consolidated Financial Statements.
     Instruments Indexed to Stock. In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force on three issues discussed at its June 12, 2008 meeting and updated ASC 815. The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. The Company adopted the updates to ASC 815 effective January 1, 2009. The adoption of the updates to ASC 815 did not impact the Company’s Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Fair Value Measurements. In April 2009, the FASB updated ASC 820 to provide additional guidance for determining fair value when the volume and level of activity for an asset or liability has significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The Company adopted the provisions of the updates to ASC 820 effective June 30, 2009. The adoption of the updates to ASC 820 did not impact the Company’s Consolidated Financial Statements.
     Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB updated ASC 825, “Financial Instruments” (“ASC 825”) to require the disclosure of fair value for interim and annual reporting periods for all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position. The Company adopted the updates to ASC 825 effective June 30, 2009. The adoption of the updates to ASC 825 did not impact the Company’s financial position, results of operations or cash flows. Disclosures of the fair value of the Company’s financial instruments are included in Note 8, “Debt and Borrowing Arrangements” and Note 13, “Fair Value Measurements” in the Company’s Notes to Condensed Consolidated Financial Statements.
     Subsequent Events. In May 2009, the FASB updated ASC 855, “Subsequent Events” (“ASC 855”) to establish the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company adopted the updates to ASC 855 effective June 30, 2009. The updates to ASC 855 did not impact the Company’s financial position, results of operations or cash flows. The Company evaluated subsequent events with respect to the Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2009 through November 5, 2009, the date of issuance of its financial statements.
     Accounting Standards Codification. In June 2009, the FASB updated ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”) to establish the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental GAAP. The Codification reorganizes GAAP pronouncements into accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. The Company adopted the updates to ASC 105 effective September 30, 2009. The Codification impacted the reference to accounting pronouncements within the Company’s Notes to Consolidated Financial Statements, but had no impact on its financial position, results of operations or cash flows.
     Income Taxes. In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, “Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities” (“ASU No. 2009-06”), an update to ASC 740, “Income Taxes” (“ASC 740”). ASU No. 2009-06 (i) amends the scope of ASC 740 to include tax exempt, not-for-profit entities, pass-through entities and entities taxed in a manner similar to pass-through entities, (ii) amends the definition of “tax position” to include an entity’s status, including its status as a pass-through entity or tax-exempt entity and (iii) eliminates certain disclosure requirements for nonpublic entities. The Company adopted ASU No. 2009-06 effective September 30, 2009. The adoption of ASU No. 2009-06 did not impact the Company’s Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
     Transfers of Financial Assets. In June 2009, the FASB updated ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”), modify the criteria for applying sale accounting to transfers of financial assets or portions of financial assets, differentiate between the initial measurement of an interest held in connection with the transfer of an entire financial asset recognized as a sale and participating interests recognized

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
as a sale and remove the provision allowing classification of interests received in a guaranteed mortgage securitization transaction that does not qualify as a sale as available-for-sale or trading securities. The updates to ASC 860 clarify (i) that an entity must consider all arrangements or agreements made contemporaneously or in contemplation of a transfer, (ii) the isolation analysis related to the transferor and its consolidated subsidiaries and (iii) the principle of effective control over the transferred financial asset. The updates to ASC 860 also enhance financial statement disclosures. The updates to ASC 860 are effective for fiscal years beginning after November 15, 2009 with earlier application prohibited. Revised recognition and measurement provisions are to be applied to transfers occurring on or after the effective date and the disclosure provisions are to be applied to transfers that occurred both before and after the effective date. The Company is currently evaluating the impact of adopting the updates to ASC 860 on its Consolidated Financial Statements.
     Consolidation of Variable Interest Entities. In June 2009, the FASB updated ASC 810 to modify certain characteristics that identify a variable interest entity (“VIE”), revise the criteria for determining the primary beneficiary of a VIE, add an additional reconsideration event to determining whether an entity is a VIE, eliminating troubled debt restructurings as an excluded reconsideration event and enhance disclosures regarding involvement with a VIE. Additionally, with the elimination of the concept of QSPEs in the updates to ASC 860, entities previously considered QSPEs are now within the scope of ASC 810. Entities required to consolidate or deconsolidate a VIE will recognize a cumulative effect in retained earnings for any difference in the carrying amount of the interest recognized. The updates to ASC 810 are effective for fiscal years beginning after November 15, 2009 with earlier application prohibited. The Company is currently evaluating the impact of adopting the updates to ASC 810 on its Consolidated Financial Statements.
     Fair Value Measurements and Disclosures. In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”), an update to ASC 820. ASU No. 2009-05 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, fair value measurement of the liability is to be estimated with one or more valuation techniques that use (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets or (iii) another valuation technique consistent with the principles of ASC 820, such as an income or market approach. ASU No. 2009-05 is effective for the first reporting period, including interim periods, beginning after the issuance with early adoption permitted. A change, if any, in valuation techniques and related inputs resulting from the application of the principles of ASU No. 2009-05 and quantification of the total effect, if practicable, shall be disclosed in the period of adoption. The Company is currently evaluating the impact of adopting ASU No. 2009-05 on its Consolidated Financial Statements. However, the Company does not expect the adoption of ASU No. 2009-05 to have a significant impact on its Consolidated Financial Statements.
     Revenue Recognition. In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Arrangements” (“ASU No. 2009-13”), an update to ASC 605, “Revenue Recognition” (“ASC 605”). ASU No. 2009-13 amends ASC 605 for how to determine whether an arrangement involving multiple deliverables (i) contains more than one unit of accounting and (ii) how the arrangement consideration should be (a) measured and (b) allocated to the separate units of accounting. ASU No. 2009-13 is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2009-13 on its Consolidated Financial Statements.
2. (Loss) Earnings Per Share
     Basic (loss) earnings per share attributable to PHH Corporation was computed by dividing Net (loss) income attributable to PHH Corporation during the period by the weighted-average number of shares outstanding during the period. Diluted (loss) earnings per share attributable to PHH Corporation was computed by dividing Net (loss) income attributable to PHH Corporation by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The weighted-average computation of the dilutive effect of

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
potentially issuable shares of Common stock under the treasury stock method for the three and nine months ended September 30, 2009 excludes approximately 4.1 million and 1.3 million, respectively, outstanding stock-based compensation awards, as well as the assumed conversion of the Company’s 2012 Convertible Notes, (as defined and further discussed in Note 8, “Debt and Borrowing Arrangements”) and the related purchased options and sold warrants and the sold warrants related to the 2014 Convertible Notes (as defined and further discussed in Note 8, “Debt and Borrowing Arrangements”), as their inclusion would be anti-dilutive. Additionally, the 2014 Convertible Notes and related purchased options are excluded from the weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and nine months ended September 30, 2009 as they are currently to be settled only in cash. See Note 8, “Debt and Borrowing Arrangements” for a description of the 2014 Convertible Notes and related purchased options and sold warrants transactions. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for both the three and nine months ended September 30, 2008 excludes approximately 4.3 million outstanding stock-based compensation awards, as well as the assumed conversion of the Company’s outstanding 2012 Convertible Notes and the related purchased options and sold warrants, as their inclusion would be anti-dilutive.
     The following table summarizes the basic and diluted (loss) earnings per share attributable to PHH Corporation calculations for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In millions, except share and per share data)
Net (loss) income attributable to PHH Corporation	$(52)	$(84)	$56	$(38)

Weighted-average common shares outstanding — basic	54,744,366	54,331,664	54,542,681	54,265,271
Effect of potentially dilutive securities:
Stock options	—	—	59,500	—
Restricted stock units	—	—	491,151	—

Weighted-average common shares outstanding — diluted	54,744,366	54,331,664	55,093,332	54,265,271

Basic (loss) earnings per share attributable to PHH Corporation	$(0.94)	$(1.56)	$1.03	$(0.70)

Diluted (loss) earnings per share attributable to PHH Corporation	$(0.94)	$(1.56)	$1.02	$(0.70)

3. Mortgage Servicing Rights
     The activity in the Company’s loan servicing portfolio associated with its capitalized MSRs consisted of:

	Nine Months
	Ended September 30,
	2009	2008
	(In millions)
Balance, beginning of period	$129,078	$126,540
Additions	21,379	17,044
Payoffs, sales and curtailments	(23,417)	(14,318)

Balance, end of period	$127,040	$129,266

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The activity in the Company’s capitalized MSRs consisted of:

	Nine Months Ended
	September 30,
	2009	2008
	(In millions)
Mortgage Servicing Rights:
Balance, beginning of period	$1,282	$1,502
Additions	385	278
Changes in fair value due to:
Realization of expected cash flows	(309)	(212)
Changes in market inputs or assumptions used in the valuation model	15	103
Sales	(6)	—

Balance, end of period	$1,367	$1,671

     The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	September 30,
	2009	2008
Prepayment speed (CPR)	17%	17%
Option adjusted spread (in basis points)	596	493
Volatility	32%	22%
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(In millions)
Net service fee revenue	$104	$109	$316	$324
Late fees	5	5	14	16
Other ancillary servicing revenue	12	5	28	18
     As of September 30, 2009, the Company’s MSRs had a weighted-average life of approximately 4.7 years. Approximately 70% of the MSRs associated with the loan servicing portfolio as of September 30, 2009 were restricted from sale without prior approval from the Company’s private-label clients or investors.
     The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Nine Months
	Ended September 30,
	2009	2008
Initial capitalization rate of additions to MSRs	1.80%	1.63%
Weighted-average servicing fee of additions to MSRs (in basis points)	34	34

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30,
	2009	2008
Capitalized servicing rate	1.08%	1.29%
Capitalized servicing multiple	3.3	4.0
Weighted-average servicing fee (in basis points)	33	32
4. Loan Servicing Portfolio
     The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.
Portfolio Activity

	Nine Months Ended
	September 30,
	2009	2008
	(In millions)
Balance, beginning of period	$149,750	$159,183
Additions	25,799	24,428
Payoffs, sales and curtailments(1)	(25,815)	(34,897)

Balance, end of period	$149,734	$148,714

Portfolio Composition

	September 30,
	2009	2008
	(In millions)
Owned servicing portfolio	$128,846	$133,135
Subserviced portfolio	20,888	15,579

Total servicing portfolio	$149,734	$148,714

Fixed rate	$99,672	$93,075
Adjustable rate	50,062	55,639

Total servicing portfolio	$149,734	$148,714

Conventional loans	$129,915	$132,963
Government loans	13,125	10,127
Home equity lines of credit	6,694	5,624

Total servicing portfolio	$149,734	$148,714

Weighted-average interest rate	5.4%	5.8%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Portfolio Delinquency (2)

	September 30,
	2009		2008
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance
30 days	2.57%	2.28%	2.33%	2.03%
60 days	0.82%	0.79%	0.60%	0.55%
90 or more days	1.39%	1.47%	0.58%	0.53%

Total delinquency	4.78%	4.54%	3.51%	3.11%

Foreclosure/real estate owned/bankruptcies	2.65%	2.72%	1.72%	1.63%

(1)	Payoffs, sales and curtailments for the nine months ended September 30, 2008 includes $18.3 billion of the unpaid principal balance of the underlying mortgage loans for which the associated MSRs were sold during the year ended December 31, 2007, but the Company subserviced these loans until the MSRs were transferred from the Company’s systems to the purchasers’ systems during the three months ended June 30, 2008.

(2)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.
     As of September 30, 2009 and December 31, 2008, the Company had outstanding servicing advance receivables of $118 million and $117 million, respectively, which were included in Accounts receivable, net in the Condensed Consolidated Balance Sheets.
5. Mortgage Loan Sales
     The Company sells its residential mortgage loans through one of the following methods: (i) sales to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation and loan sales to other investors guaranteed by the Government National Mortgage Association (collectively, “Government-Sponsored Entities” or “GSEs”), or (ii) sales to private investors, or sponsored securitizations through the Company’s wholly owned subsidiary, PHH Mortgage Capital, LLC (“PHHMC”), which maintains securities issuing capacity through a public registration statement. During the nine months ended September 30, 2009, 94% of the Company’s mortgage loan sales were to the GSEs and the remaining 6% were sold to private investors. The Company did not execute any sales or securitizations through PHHMC during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Company retained MSRs on approximately 95% of mortgage loans sold. The Company did not retain any interests from sales or securitizations other than MSRs during the nine months ended September 30, 2009.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Key economic assumptions used in measuring the fair value of the Company’s retained interests in sold or securitized mortgage loans at September 30, 2009 and the effect on the fair value of those interests from adverse changes in those assumptions were as follows:

	Investment
	Securities	MSRs
	(Dollars in millions)
Fair value of retained interests	$12	$1,367
Weighted-average life (in years)	8.1	4.7
Weighted-average servicing fee (in basis points)	N/A	33
Prepayment speed (annual rate)	9-26%	17%
Impact on fair value of 10% adverse change	$—	$(84)
Impact on fair value of 20% adverse change	(1)	(160)
Discount rate/Option adjusted spread (annual rate and basis points, respectively)	4-30%	596
Impact on fair value of 10% adverse change	$(1)	$(50)
Impact on fair value of 20% adverse change	(2)	(97)
Volatility (annual rate)	N/A	32%
Impact on fair value of 10% adverse change	N/A	$(28)
Impact on fair value of 20% adverse change	N/A	(55)
Credit losses (cumulative rate)	8-11%	N/A
Impact on fair value of 10% adverse change	$(1)	N/A
Impact on fair value of 20% adverse change	(2)	N/A
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
     The following table presents information about delinquencies and components of sold or securitized residential mortgage loans for which the Company has retained interests (except for MSRs) as of and for the nine months ended September 30, 2009:

Principal
	Total	Amount 60
	Principal	Days or More	Net Credit
	Amount	Past Due(1)	Losses
(In millions)
Residential mortgage loans (2)	$923	$228	$23

(1)	Amounts are based on total sold or securitized assets at September 30, 2009 for which the Company has a retained interest as of September 30, 2009.

(2)	Excludes sold or securitized mortgage loans that the Company continues to service but to which it has no other continuing involvement.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table sets forth information regarding cash flows relating to the Company’s loan sales in which it has continuing involvement.

Nine Months Ended
September 30,
2009
(In millions)
Proceeds from new loan sales or securitizations	$21,515
Servicing fees received (1)	316
Other cash flows received on retained interests (2)	4
Purchases of delinquent or foreclosed loans	(81)
Servicing advances	(767)
Repayment of servicing advances	757

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Represents cash flows received on retained interests other than servicing fees.
     During the three and nine months ended September 30, 2009, the Company recognized pre-tax gains of $82 million and $435 million, respectively, related to the sale or securitization of residential mortgage loans which are recorded in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
6. Derivatives and Risk Management Activities
     The Company did not have any derivative instruments designated as hedging instruments as of or during the nine months ended September 30, 2009. The following table summarizes the amounts recorded in the Company’s Condensed Consolidated Balance Sheet for derivative instruments not designated as hedging instruments as of September 30, 2009:

	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Fair	Notional	Sheet	Fair	Notional
	Presentation	Value	Amount	Presentation	Value	Amount
			(In millions)
Interest rate lock commitments (“IRLCs”)	Other assets	$77	$4,349	Other liabilities	$1	$43
Forward delivery commitments not subject to master netting arrangements:
Related to interest rate and price risk for MLHS and IRLCs	Other assets	6	657	Other liabilities	17	1,970
Forward delivery commitments subject to master netting arrangements(1):
Related to interest rate and price risk for MLHS and IRLCs	Other liabilities	3	414	Other liabilities	16	1,737
Contracts related to interest rate risk for debt arrangements and variable-rate leases	Other assets	7	884	N/A	—	—
Derivative instruments related to the issuance of the 2014 Convertible Notes	Other assets	67	10	Other liabilities	67	10
Foreign exchange contracts	N/A	—	—	Other liabilities	3	266

Total derivative instruments		160	$6,314		104	$4,026

Impact of master netting arrangements(1)		(3)			(3)
Cash collateral		—			(1)

Net fair value of derivative instruments		$157			$100

(1)	Represents derivative instruments that are executed with the same counterparties and subject to master netting arrangements between the Company and its counterparties.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table summarizes the amounts recorded in the Company’s Condensed Consolidated Statements of Operations for derivative instruments not designated as hedging instruments:

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	Statement of		Statement of
	Operations	Gain	Operations	Gain
	Presentation	(Loss)	Presentation	(Loss)
	(In millions)
Interest rate lock commitments	Gain on mortgage loans, net	$209	Gain on mortgage loans, net	$486
Forward delivery commitments related to interest rate and price risk for MLHS and IRLCs	Gain on mortgage loans, net	(13)	Gain on mortgage loans, net	(50)
Contracts related to interest rate risk for debt arrangements and variable-rate leases	Fleet interest expense	(2)	Fleet interest expense	(3)
Foreign exchange contracts	Fleet interest expense	24	Fleet interest expense	39

Total derivative instruments		$218		$472

     The Company’s principal market exposure is to interest rate risk, specifically long-term United States (“U.S.”) Department of the Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. The Company also has exposure to the London Interbank Offered Rates (“LIBOR”) due to their impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in variable-rate lease assets. From time to time, the Company uses various financial instruments, including swap contracts, forward delivery commitments on mortgage-backed securities (“MBS”) or whole loans, futures and options contracts to manage and reduce this risk.
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
     During the year ended December 31, 2008, the Company assessed the composition of its capitalized mortgage loan servicing portfolio and its relative sensitivity to refinance if interest rates decline, the cost of hedging and the anticipated effectiveness of the hedge given the economic environment. Based on that assessment, the Company made the decision to close out substantially all of its derivatives related to MSRs during the three months ended September 30, 2008. As of September 30, 2009, the Company does not have any outstanding derivatives used to offset potential adverse changes in the fair value of MSRs that could affect reported earnings.
     During the three and nine months ended September 30, 2008, the Company used a combination of derivative instruments to offset potential adverse changes in the fair value of its MSRs. The change in fair value of derivatives is intended to react in the opposite direction of the change in the fair value of MSRs. The MSRs derivatives generally increase in value as interest rates decline and decrease in value as interest rates rise. The effectiveness of derivatives related to MSRs is dependent upon the level at which the change in fair value of the derivatives, which is primarily driven by changes in interest rates, correlates to the change in fair value of the MSRs, which is influenced by changes in interest rates as well as other factors, including home prices, underwriting standards and product characteristics. These derivatives included interest rate swap contracts, interest rate futures contracts, interest rate forward contracts, mortgage forward contracts, options on forward contracts, options on futures contracts, options on swap contracts and principal-only swaps. During the three and nine months ended September 30, 2008, all of the derivatives associated with the MSRs were freestanding derivatives and were not designated in a hedge relationship. These derivatives were classified as Other assets or Other liabilities in the Condensed Consolidated Balance Sheet with changes in their fair values recorded in Net derivative loss related to mortgage servicing rights in the Condensed Consolidated Statements of Operations.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In conjunction with the issuance of the 2014 Convertible Notes (as defined and further discussed in Note 8, “Debt and Borrowing Arrangements”), the Company recognized the Conversion Option (derivative liability) and Purchased Options (derivative asset) (both of which are defined and further discussed in Note 8, “Debt and Borrowing Arrangements”), each of which are indexed to the Company’s common stock, in Other liabilities and Other assets, respectively, with the offsetting changes in their fair value recognized in Mortgage interest expense in the Condensed Consolidated Financial Statements. The Conversion Option allowed the Company to reduce the coupon rate of the 2014 Convertible Notes and the associated semiannual interest payments. The Purchased Options and Sold Warrants (as defined and further discussed in Note 8, “Debt and Borrowing Arrangements”) are intended to reduce the potential dilution to the Company’s Common stock upon conversion of the 2014 Convertible Notes and generally have the effect of increasing the conversion price from $25.805 to $34.74 per share. See Note 8, “Debt and Borrowing Arrangements” for further discussion regarding the 2014 Convertible Notes and the related Conversion Option, Purchased Options and Sold Warrants.
     Foreign Exchange. Due to disruptions in the credit markets, the Company has been unable to utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for new lease originations by its Canadian fleet management operations. Alternatively, approximately $266 million of additional leases are being funded by the Company’s unsecured borrowings as of September 30, 2009 in comparison to before the disruptions in the credit markets. As such, the Company is subject to foreign exchange risk associated with the use of domestic borrowings to fund Canadian leases, and has entered into foreign exchange forward contracts to manage such risk. During the three and nine months ended September 30, 2009, the Company recorded net foreign exchange transaction losses of $24 million and $39 million, respectively, and net gains of $24 million and $39 million, respectively, related to the foreign exchange forward contracts, both of which were included in Fleet interest expense in the Condensed Consolidated Statements of Operations, and as such the net foreign exchange impact related to the use of domestic borrowings to fund additional Canadian leases was not significant.
7. Vehicle Leasing Activities
     The components of Net investment in fleet leases were as follows:

	September 30,	December 31,
	2009	2008
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$7,549	$7,542
Vehicles under closed-end operating leases	264	266

Vehicles under operating leases	7,813	7,808
Less: Accumulated depreciation	(4,326)	(3,999)

Net investment in operating leases	3,487	3,809

Direct Financing Leases:
Lease payments receivable	107	141
Less: Unearned income	(5)	(7)

Net investment in direct financing leases	102	134

Off-Lease Vehicles:
Vehicles not yet subject to a lease	108	254
Vehicles held for sale	3	18
Less: Accumulated depreciation	(2)	(11)

Net investment in off-lease vehicles	109	261

Net investment in fleet leases	$3,698	$4,204

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30,	December 31,
	2009	2008
Vehicles under open-end leases	95%	94%
Vehicles under closed-end leases	5%	6%
Vehicles under variable-rate leases	75%	73%
Vehicles under fixed-rate leases	25%	27%
8. Debt and Borrowing Arrangements
     The following tables summarize the components of the Company’s indebtedness as of September 30, 2009 and December 31, 2008:

September 30, 2009
							Assets Held as Collateral(1)
									Mortgage	Net
					Maturity/				Loans	Investment
			Interest		Expiry		Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date		Receivable	Cash	Sale	Leases(4)
	(Dollars in millions)
Chesapeake Series 2006-1 Variable Funding Notes	$154	$154			3/27/2009	(5)

Chesapeake Series 2006-2 Variable Funding Notes	768	768			2/26/2009	(5)

Chesapeake Series 2009-1 Term Notes	1,000	1,000			5/20/2010

Chesapeake Series 2009-2 Class A Term Notes	850	850			2/17/2011

Chesapeake Series 2009-2 Class B Term Notes(6)	27	27			2/17/2011

Chesapeake Series 2009-2 Class C Term Notes(6)	24	24			2/17/2011

Other	34	34			3/2010 — 6/2016

Total Vehicle Management Asset-Backed Debt	2,857	2,857	2.2	%(7)			$30	$361	$—	$3,130

RBS Repurchase Facility(8)	552	1,500	3.0%		6/24/2010		—	—	599	—

Fannie Mae Repurchase Facilities(9)	418	418	1.0%		N/A		—	—	423	—

Other	4	4	3.1%		10/29/2009		—	—	4	—

Total Mortgage Warehouse Asset-Backed Debt	974	1,922					—	—	1,026	—

Term Notes(10)	440	440	6.5%—7.9	%(11)	4/2010—4/2018		—	—	—	—

Credit Facilities(12)	789	1,305	1.0	%(13)	1/6/2011		—	—	—	—

Convertible Notes due 2012(14)	218	218	4.0%		4/15/2012		—	—	—	—

Convertible Notes due 2014(15)	177	177	4.0%		9/1/2014		—	—	—	—

Total Unsecured Debt	1,624	2,140					—	—	—	—

Total Debt	$5,455	$6,919					$30	$361	$1,026	$3,130

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

December 31, 2008
						Assets Held as Collateral(1)
								Mortgage	Net
					Maturity/			Loans	Investment
			Interest		Expiry	Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date	Receivable	Cash	Sale	Leases(4)
	(Dollars in millions)
Chesapeake Series 2006-1 Variable Funding Notes	$2,371	$2,500			2/26/2009
Chesapeake Series 2006-2 Variable Funding Notes	1,000	1,000			2/26/2009

Other	5	5			3/2010— 5/2014

Total Vehicle Management Asset-Backed Debt	3,376	3,505	3.6	%(7)		$22	$320	$—	$3,692

RBS Repurchase Facility(8)	411	1,500	4.0%		6/24/2010	—	—	456	—
Citigroup Repurchase Facility(16)	10	500	1.7%		2/26/2009	—	—	12	—
Fannie Mae Repurchase Facilities(9)	149	149	1.0%		N/A	—	—	149	—
Mortgage Venture Repurchase Facility(17)	115	225	1.7%		5/28/2009	—	25	128	—
Other	7	7	5.3%		10/29/2009	—	—	7	—

Total Mortgage Warehouse Asset-Backed Debt	692	2,381				—	25	752	—

Term Notes(10)	441	441	6.5%—7.9	%(11)	4/2010— 4/2018	—	—	—	—
Credit Facilities(12)	1,035	1,303	1.3	%(13)	1/6/2011	—	—	—	—
Convertible Notes due 2012(14)	208	208	4.0%		4/15/2012	—	—	—	—
Other	12	12				—	—	—	—

Total Unsecured Debt	1,696	1,964				—	—	—	—

Total Debt	$5,764	$7,850				$22	$345	$752	$3,692

(1)	Assets held as collateral are not available to pay the Company’s general obligations.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements. The Series 2009-1 and Series 2009-2 notes have revolving periods during which time the pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of the Company’s Fleet Management Services segment. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(3)	Represents the variable interest rate as of the respective date, with the exception of total vehicle management asset-backed debt, term notes, the 2014 Convertible Notes and the 2012 Convertible Notes.

(4)	The titles to all the vehicles collateralizing the debt issued by Chesapeake Funding LLC (“Chesapeake”) are held in a bankruptcy remote trust and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements.

(5)	The Company elected to allow the Series 2006-2 notes and Series 2006-1 notes to amortize in accordance with their terms on their Scheduled Expiry Dates (as defined below). During the Amortization Periods (as defined below), the Company is unable to borrow additional amounts under these notes. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(6)	The carrying amount of the Chesapeake Series 2009-2 Series B and Series C term notes as of September 30, 2009 is net of an unamortized discount of $4 million and $5 million, respectively. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(7)	Represents the weighted-average interest rate of the Company’s vehicle management asset-backed debt arrangements as of September 30, 2009 and December 31, 2008, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(8)	The Company maintains a variable-rate committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). At the Company’s election, subject to compliance with the terms of the Amended Repurchase Agreement and payment of renewal fees, the RBS Repurchase Facility was renewed for an additional 364-day term on June 25, 2009.

(9)	The balance and capacity represents amounts outstanding under the Company’s variable-rate uncommitted mortgage repurchase facilities (the “Fannie Mae Repurchase Facilities”) with Fannie Mae. Total uncommitted capacity was approximately $2.8 billion and $1.5 billion as of September 30, 2009 and December 31, 2008, respectively.

(10)	Represents medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A.

(11)	Represents the range of stated interest rates of the MTNs outstanding as of September 30, 2009 and December 31, 2008, respectively. The effective rate of interest of the Company’s outstanding MTNs was 7.2% as of both September 30, 2009 and December 31, 2008.

(12)	Credit facilities primarily represents a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.

(13)	Represents the interest rate on the Amended Credit Facility as of September 30, 2009 and December 31, 2008, respectively, excluding per annum utilization and facility fees. The outstanding balance as of September 30, 2009 and December 31, 2008 also includes $73 million and $78 million, respectively, outstanding under another variable-rate credit facility that bore interest at 1.4% and 2.8%, respectively. See “Unsecured Debt—Credit Facilities” below for additional information.

(14)	On April 2, 2008, the Company completed a private offering of the 4.0% Convertible Notes due 2012 (the “2012 Convertible Notes”) with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The carrying amount as of September 30, 2009 and December 31, 2008 is net of an unamortized discount of $32 million and $42 million, respectively. The effective rate of interest of the 2012 Convertible Notes was 12.4% as of September 30, 2009 and December 31, 2008, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs. There were no conversions of the 2012 Convertible Notes during the nine months ended September 30, 2009.

(15)	On September 29, 2009, the Company completed a private offering of the 4.0% Convertible Senior Notes due 2014 (the “2014 Convertible Notes”) with an aggregate principal balance of $250 million and a maturity date of September 1, 2014 to certain qualified institutional buyers. The carrying amount as of September 30, 2009 is net of an unamortized discount of $73 million. The effective rate of interest of the 2014 Convertible Notes was 13.0% as of September 30, 2009, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs. There were no conversions of the 2014 Convertible Notes during the nine months ended September 30, 2009.

(16)	The Company maintained a 364-day $500 million variable-rate committed mortgage repurchase facility with Citigroup Global Markets Realty Corp. (the “Citigroup Repurchase Facility”). The Company repaid all outstanding obligations under the Citigroup Repurchase Facility as of February 26, 2009.

(17)	The Mortgage Venture maintained a variable-rate committed repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. The balance as of December 31, 2008 represents variable-funding notes outstanding under the facility. See “Asset-Backed Debt—Mortgage Warehouse Asset-Backed Debt” below for additional information.
     The fair value of the Company’s debt was $5.3 billion and $4.8 billion as of September 30, 2009 and December 31, 2008, respectively.
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
     On June 9, 2009, Chesapeake issued $1.0 billion of Term Asset-Backed Loan Facility (“TALF”) eligible term notes under Series 2009-1 to repay a portion of the Series 2006-1 notes and provide additional committed funding for the Company’s Fleet Management Services operations. The Series 2009-1 notes have a revolving period, after which, the Series 2009-1 notes shall amortize in accordance with their terms beginning on May 20, 2010, as further discussed below. During the revolving period, the Series 2009-1 notes’ pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of the Company’s Fleet Management Services segment.
     On September 11, 2009, Chesapeake issued $850 million of Class A TALF-eligible term notes under Series 2009-2 to repay a portion of the Series 2006-1 variable funding notes and provide additional committed funding for the Company’s Fleet Management Services operations. On September 11, 2009, Chesapeake also issued $31 million and $29 million of Class B and Class C, respectively, term notes under Series 2009-2, which were purchased by another wholly owned subsidiary of PHH Corporation, to repay a portion of the Series 2006-1 variable funding notes and provide additional committed funding for the Fleet Management Services segment. Subsequently, on September 29, 2009, the Series 2009-2 Class B and Series 2009-2 Class C notes were resold to certain qualified institutional buyers. The Series 2009-2 notes have a revolving period, after which, the Series 2009-2 notes shall amortize in accordance with their terms beginning on February 17, 2011, as further discussed below. During the revolving period, the Series 2009-2 notes’ pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of the Company’s Fleet Management Services segment.
     During the amortization periods, the Company will be unable to borrow additional amounts under the variable funding notes or use the pro-rata share of lease cash flows to fund the acquisition of vehicles to be leased under the term notes, and monthly repayments will be made on the notes through the earlier of 125 months following the Scheduled Expiry Dates, or when the respective series of notes are paid in full based on an allocable share of the collection of cash receipts of lease payments from its clients relating to the collateralized vehicle leases and related assets (the “Amortization Period”). The allocable share is based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the Amortization Period. After the payment of interest, servicing fees, administrator fees and servicer advance reimbursements, any monthly lease collections during the Amortization Period of a particular series would be applied to reduce the principal balance of the series notes.
     As of September 30, 2009, 84% of the Company’s fleet leases collateralize the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding and term notes (the “Chesapeake Lease Portfolio”). Approximately 99% of the Chesapeake Lease Portfolio as of September 30, 2009 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of September 30, 2009, the Chesapeake Lease Portfolio consisted of 23% and 77% fixed-rate and variable-rate leases, respectively. As of September 30, 2009, the top 25 client lessees represented approximately 50% of the Chesapeake Lease Portfolio, with no client exceeding 5%.
     Mortgage Warehouse Asset-Backed Debt
     On December 15, 2008, the parties agreed to amend the Mortgage Venture Repurchase Facility to, among other things, reduce the total committed capacity to $125 million by March 31, 2009 through a series of commitment reductions. Additionally, the parties elected not to renew the Mortgage Venture Repurchase Facility beyond its maturity date and the Company repaid all outstanding obligations under the Mortgage Venture Repurchase Facility on May 28, 2009. Prior to May 28, 2009, the Mortgage Venture undertook a variety of actions in order to shift its mortgage loan production primarily to mortgage loans that are brokered through third

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
party investors, including PHH Mortgage Corporation (“PHH Mortgage”), in order to decrease its reliance on committed mortgage warehouse asset-backed debt unless and until an alternative source of funding is obtained.
Unsecured Debt
     Credit Facilities
     Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. On February 11, 2009, Standard & Poor’s downgraded its rating of the Company’s senior unsecured long-term debt from BBB- to BB+, and Fitch Ratings’ rating of the Company’s senior unsecured long-term debt was lowered to BB+ on February 26, 2009. In addition, on March 2, 2009, Moody’s Investors Service downgraded its rating of the Company’s senior unsecured long-term debt from Ba1 to Ba2. As of September 30, 2009 and December 31, 2008, borrowings under the Amended Credit Facility bore interest at a margin of 70.0 basis points (“bps”) and 47.5 bps, respectively, over a benchmark index of either LIBOR or the federal funds rate. The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of both September 30, 2009 and December 31, 2008, the per annum utilization fees were 12.5 bps. Facility fees were 17.5 bps and 12.5 bps as of September 30, 2009 and December 31, 2008, respectively.
     Convertible Notes
     The 2014 Convertible Notes are senior unsecured obligations of the Company, which rank equally with all of its existing and future senior debt. The 2014 Convertible Notes are governed by an indenture (the “2014 Convertible Notes Indenture”), dated September 29, 2009, between the Company and The Bank of New York Mellon, as trustee.
     Under the 2014 Convertible Notes Indenture, holders may convert (the “Conversion Option”) all or any portion of the 2014 Convertible Notes at any time from, and including, March 1, 2014 through the third business day immediately preceding their maturity on September 1, 2014 or prior to March 1, 2014 in the event of the occurrence of certain triggering events related to the price of the 2014 Convertible Notes, the price of the Company’s Common stock or certain corporate events. Upon conversion, the Company will deliver the principal portion in cash and, if the conversion price calculated for each business day over a period of 60 consecutive business days exceeds the principal amount (the “Conversion Premium”), shares of its Common stock or cash for the Conversion Premium, but currently only in cash as further discussed below. Subject to certain exceptions, the holders of the 2014 Convertible Notes may require the Company to repurchase all or a portion of their 2014 Convertible Notes upon a fundamental change, as defined under the 2014 Convertible Notes Indenture. The Company will generally be required to increase the conversion rate for holders that elect to convert their 2014 Convertible Notes in connection with a make-whole fundamental change. In addition, the conversion rate may be adjusted upon the occurrence of certain events. The Company may not redeem the 2014 Convertible Notes prior to their maturity on September 1, 2014.
     In connection with the issuance of the 2014 Convertible Notes, the Company entered into convertible note hedging transactions with respect to the Conversion Premium (the “Purchased Options”) and warrant transactions whereby the Company sold warrants to acquire, subject to certain anti-dilution adjustments, shares of its Common stock (the “Sold Warrants”). The Purchased Options and Sold Warrants are intended to reduce the potential dilution of the Company’s Common stock upon potential future conversion of the 2014 Convertible Notes and generally have the effect of increasing the conversion price of the 2014 Convertible Notes from $25.805 (based on the initial conversion rate of 38.7522 shares of the Company’s Common stock per $1,000 principal amount of the 2014 Convertible Notes) to $34.74 per share.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The 2014 Convertible Notes bear interest at 4.0% per year, payable semiannually in arrears in cash on March 1st and September 1st. In connection with the issuance of the 2014 Convertible Notes, the Company recognized an original issue discount and issuance costs of $74 million, which are being accreted to Mortgage interest expense in the Condensed Consolidated Statements of Operations through March 1, 2014 or the earliest conversion date of the 2014 Convertible Notes.
     The New York Stock Exchange regulations require stockholder approval prior to the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding common stock. Unless and until stockholder approval to exceed this limitation is obtained, the Company will settle conversion of the 2014 Convertible Notes entirely in cash. Based on these settlement terms, the Company determined that at the time of issuance of the 2014 Convertible Notes, the Conversion Option and Purchased Options did not meet all the criteria for equity classification and, therefore, recognized the Conversion Option and Purchased Options as a derivative liability and derivative assets, respectively, with the offsetting changes in their fair values recognized in Mortgage interest expense in the Condensed Consolidated Financial Statements. (See Note 6, “Derivatives and Risk Management Activities” in these Notes to Condensed Consolidated Financial Statements for additional information regarding the Conversion Option and Purchased Options.) The Company determined that the Sold Warrants were indexed to its own stock and met all the criteria for equity classification. The Sold Warrants were recorded in Additional paid-in capital in the Condensed Consolidated Financial Statements and have no impact on the Company’s Condensed Consolidated Statements of Operations.
Debt Maturities
     The following table provides the contractual maturities of the Company’s indebtedness at September 30, 2009. The maturities of the Company’s vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets:

	Asset-Backed	Unsecured	Total
		(In millions)
Within one year	$1,572	$6	$1,578
Between one and two years	873	788	1,661
Between two and three years	705	250	955
Between three and four years	429	421	850
Between four and five years	252	250	502
Thereafter	9	9	18

	$3,840	$1,724	$5,564

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     As of September 30, 2009, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
		(In millions)
Asset-Backed Funding Arrangements
Vehicle management(2)	$2,857	$2,857	$—
Mortgage warehouse(3)	1,922	974	948
Unsecured Committed Credit Facilities(4)	1,305	804	501

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(2)	On February 27, 2009 and March 30, 2009, the Amortization Period of the Series 2006-2 and Series 2006-1 notes, respectively, began, during which time the Company is unable to borrow additional amounts under these notes. Amounts outstanding under the Series 2006-2 and Series 2006-1 notes were $768 million and $154 million, respectively, as of September 30, 2009. The Series 2009-1 and Series 2009-2 notes have revolving periods during which time the pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased by customers of the Company’s Fleet Management Services segment. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” above for additional information.

(3)	Capacity does not reflect $2.4 billion undrawn under the $2.8 billion Fannie Mae Repurchase Facilities, as these facilities are uncommitted.

(4)	Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Company’s Condensed Consolidated Balance Sheet.
Debt Covenants
     Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility and the RBS Repurchase Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Repurchase Facility requires PHH Mortgage to maintain a minimum of $3.0 billion in mortgage repurchase or warehouse facilities, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the RBS Repurchase Facility. At September 30, 2009, the Company was in compliance with all of its financial covenants related to its debt arrangements.
     Under certain of the Company’s financing, servicing, hedging and related agreements and instruments (collectively, the “Financing Agreements”), the lenders or trustees have the right to notify the Company if they believe it has breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, the Company believes it would have various periods in which to cure certain of such events of default. If it does not cure the events of default or obtain necessary waivers within the required time periods, the maturity of some of its debt could be accelerated and its ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of the Company’s Financing Agreements would trigger cross-default provisions under certain of its other Financing Agreements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9. Income Taxes
     The Company records its interim income tax provisions or benefits by applying a projected full-year effective income tax rate to its quarterly (Loss) income before income taxes for results that it deems to be reliably estimable in accordance with ASC 740. Certain results dependent on fair value adjustments of the Company’s Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore the Company records discrete year-to-date income tax provisions on those results.
     During the three months ended September 30, 2009, the Benefit from income taxes was $32 million and was impacted by a $2 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the three months ended September 30, 2009 for which the Company believes it is more likely than not that the loss carryforwards will not be realized). Due to the Company’s mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference between the state effective income tax rates during the three months ended September 30, 2009 and 2008.
     During the three months ended September 30, 2008, the Benefit from income taxes was $28 million and was significantly impacted by a $9 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards of $9 million generated during the three months ended September 30, 2008 for which the Company believed it was more likely than not that the loss carryforwards would not be realized). Additionally, a portion of the PHH Home Loans’ Goodwill impairment was not deductible for federal and state income tax purposes, which impacted the computed effective tax rate for the interim period by $7 million.
     During the nine months ended September 30, 2009, the Provision for income taxes was $43 million and was impacted by a $1 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the nine months ended September 30, 2009 for which the Company believes it is more likely than not that the loss carryforwards will not be realized). Due to the Company’s mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference between the state effective income tax rates during the nine months ended September 30, 2009 and 2008.
     During the nine months ended September 30, 2008, the Benefit from income taxes was $1 million and was significantly impacted by an $8 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards of $17 million generated during the nine months ended September 30, 2008 for which the Company believed it was more likely than not that the loss carryforwards would not be realized that were partially offset by a $9 million reduction in certain loss carryforwards as a result of the receipt of approval from the Internal Revenue Service (“IRS”) regarding an accounting method change). Additionally, a portion of PHH Home Loans’ Goodwill impairment was not deductible for federal and state income tax purposes, which impacted the computed effective tax rate for the interim period by $7 million.
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
     The Company had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The Company is no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $12 million as of September 30, 2009, 36.10% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans). In addition, the outstanding balance of other loans sold with specific recourse by the Company and those for which a breach of representation or warranty provision was identified subsequent to sale was $236 million as of September 30, 2009, 14.13% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).
     As of September 30, 2009, the Company had a liability of $48 million, included in Other liabilities in the Condensed Consolidated Balance Sheet, for probable losses related to the Company’s recourse exposure.
     Mortgage Reinsurance
     Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium Insurance Corporation (“Atrium”), the Company has entered into contracts with two primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans, one of which is active and the other is inactive and in runoff. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. As of June 30, 2009, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 5.5 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. The Company is required to hold securities in trust related to this potential obligation, which were $278 million and were included in Restricted cash in the Condensed Consolidated Balance Sheet as of September 30, 2009. During the three months ended September 30, 2009, the Company commuted its reinsurance agreements with two primary mortgage insurers. Atrium has remitted the associated balance of securities held in trust in its entirety to one of the primary mortgage insurers, and the balance for the other primary mortgage insurer will be remitted in the fourth quarter of 2009. The Company’s contractual reinsurance payments outstanding as of September 30, 2009 were not significant. As of September 30, 2009, a liability of $113 million was included in Other liabilities in the Condensed Consolidated Balance Sheet for incurred and incurred but not reported losses associated with the Company’s mortgage reinsurance activities, which was determined on an undiscounted basis.
     A summary of the activity in reinsurance-related reserves is as follows:

	Three Months
	Ended September 30,
	2009	2008
	(In millions)
Reinsurance-related reserves, July 1,	$108	$50
Realized reinsurance losses(1)	(5)	—
Increase in reinsurance reserves	10	11

Reinsurance-related reserves, September 30,	$113	$61

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months
	Ended September 30,
	2009	2008
	(In millions)
Reinsurance-related reserves, January 1,	$83	$32
Realized reinsurance losses(1)	(6)	—
Increase in reinsurance reserves	36	29

Reinsurance-related reserves, September 30,	$113	$61

(1)	Realized reinsurance losses for the three and nine months ended September 30, 2009 include a $4 million payment associated with the termination of a reinsurance agreement.
11. Stock-Related Matters
     On June 12, 2009, following approval by the Company’s stockholders, the Company’s Charter was amended to increase the number of authorized shares of capital stock from 110,000,000 shares to 275,000,000 shares and authorized shares of Common stock from 108,910,000 shares to 273,910,000 shares.
12. Accumulated Other Comprehensive Income (Loss)
     The components of total comprehensive (loss) income are summarized as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(In millions)
Net (loss) income attributable to PHH Corporation	$(52)	$(84)	$56	$(38)

Other comprehensive income (loss):
Currency translation adjustments	12	(6)	18	(9)

Total other comprehensive income (loss)	12	(6)	18	(9)

Total comprehensive (loss) income	$(40)	$(90)	$74	$(47)

     The after-tax components of Accumulated other comprehensive income (loss) were as follows:

	Currency		Accumulated
	Translation	Pension	Other Comprehensive
	Adjustment	Adjustment	(Loss) Income
		(In millions)
Balance at December 31, 2008	$6	$(9)	$(3)
Change during 2009	18	—	18

Balance at September 30, 2009	$24	$(9)	$15

     The pension adjustment presented above is net of income taxes; however, the currency translation adjustment presented above excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
13. Fair Value Measurements
     ASC 820 prioritizes the inputs to the valuation techniques used to measure fair value into a three-level valuation hierarchy. The valuation hierarchy is based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date. Pursuant to ASC 820, when the fair value of an asset or liability contains inputs from different levels of the hierarchy, the level within which the fair value measurement in its entirety is categorized is based upon the lowest level input that is significant to the fair value measurement in its entirety. The three levels of this valuation hierarchy consist of the following:
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
     The Company determines fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs. The Company uses unobservable inputs when observable inputs are not available. Adjustments may be made to reflect the assumptions that market participants would use in pricing the asset or liability. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness and liquidity. The incorporation of counterparty credit risk did not have a significant impact on the valuation of the Company’s assets and liabilities recorded at fair value on a recurring basis as of September 30, 2009.
     The Company has classified assets and liabilities measured at fair value on a recurring basis pursuant to the valuation hierarchy as follows:
     Mortgage Loans Held for Sale. The Company’s mortgage loans are generally classified within Level Two of the valuation hierarchy; however, as of September 30, 2009, the Company’s Scratch and Dent (as defined below), second-lien, certain non-conforming and construction loans are classified within Level Three due to the lack of observable pricing data.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table reflects the difference between the carrying amount of MLHS, measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of September 30, 2009:

			Aggregate Unpaid
			Principal
		Aggregate	Balance
		Unpaid	Over
	Carrying	Principal	Carrying
	Amount	Balance	Amount
	(In millions)
Mortgage loans held for sale:
Total	$1,256	$1,267	$11
Loans 90 or more days past due and on non-accrual status	14	25	11
     The components of the Company’s MLHS, recorded at fair value, were as follows:

September 30,
2009
(In millions)
First mortgages:
Conforming(1)	$1,145
Non-conforming	23
Alt-A(2)	2
Construction loans	20

Total first mortgages	1,190

Second lien	24
Scratch and Dent(3)	39
Other	3

Total	$1,256

(1)	Represents mortgages that conform to the standards of the GSEs.

(2)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgages with origination flaws or performance issues.
     Investment Securities. Due to the inactive, illiquid market for these securities and the significant unobservable inputs used in their valuation, the Company’s Investment securities are classified within Level Three of the valuation hierarchy.
     Derivative Instruments. Generally, the fair values of the Company’s derivative instruments that are measured at fair value on a recurring basis are classified within Level Two of the valuation hierarchy. Due to the unobservable inputs used by the Company and the inactive, illiquid market for IRLCs and the Conversion Option and Purchased Options associated with the 2014 Convertible Notes, these derivative instruments are classified within Level Three of the valuation hierarchy.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Mortgage Servicing Rights. The Company’s MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the inactive market for such assets.
     The Company’s assets and liabilities that were measured at fair value on a recurring basis were as follows:

	September 30, 2009
				Cash
	Level	Level	Level	Collateral and
	One	Two	Three	Netting(1)	Total
	(In millions)
Assets:
Mortgage loans held for sale	$—	$1,147	$109	$—	$1,256
Mortgage servicing rights	—	—	1,367	—	1,367
Investment securities	—	—	12	—	12
Other assets:
Derivative assets	—	16	144	(3)	157
Other assets	1	—	—	—	1

Liabilities:
Other liabilities:
Derivative liabilities	—	36	68	(4)	100

	December 31, 2008
	Level	Level	Level
	One	Two	Three	Netting(1)	Total
	(In millions)
Assets:
Mortgage loans held for sale	$—	$829	$177	$—	$1,006
Mortgage servicing rights	—	—	1,282	—	1,282
Investment securities	—	—	37	—	37
Other assets:
Derivative assets	—	18	71	(2)	87
Other assets	1	—	—	—	1

Liabilities:
Other liabilities:
Derivative liabilities	—	36	1	(2)	35

(1)	Adjustments to arrive at the carrying amounts of assets and liabilities presented in the Condensed Consolidated Balance Sheet, which represent the effect of netting the payable or receivable with the same counterparties under master netting arrangements between the Company and its counterparties.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The activity in the Company’s assets and liabilities that were classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended September 30, 2009
		Realized		Purchases,	Transfers
	Balance,	and		Issuances	Out of		Balance,
	Beginning	Unrealized		and	Level		End
	of	(Losses)		Settlements,	Three,		of
	Period	Gains		net	net		Period
	(In millions)
Mortgage loans held for sale	$110	$—		$—	$(1	)(1)	$109
Mortgage servicing rights	1,436	(186	)(2)	117	—		1,367
Investment securities	12	—		—	—		12
Derivatives, net	67	209		(200)	—		76

	Nine Months Ended September 30, 2009
		Realized		Purchases,	Transfers
	Balance,	and		Issuances	Out of		Balance,
	Beginning	Unrealized		and	Level		End
	of	(Losses)		Settlements,	Three,		of
	Period	Gains		net	net		Period
	(In millions)
Mortgage loans held for sale	$177	$(22)		$(33)	$(13	)(1)	$109
Mortgage servicing rights	1,282	(294	)(2)	379	—		1,367
Investment securities	37	(21)		(4)	—		12
Derivatives, net	70	486		(480)	—		76

	Three Months Ended September 30, 2008
		Realized		Purchases,	Transfers
	Balance,	and		Issuances	Into		Balance,
	Beginning	Unrealized		and	Level		End
	of	Gains		Settlements,	Three,		of
	Period	(Losses)		net	net		Period
	(In millions)
Mortgage loans held for sale	$81	$1		$2	$98	(3)	$182
Mortgage servicing rights	1,673	(77	)(2)	75	—		1,671
Investment securities	37	5		(5)	—		37
Derivatives, net	20	30		(34)	—		16

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30, 2008
				Purchases,	Transfers
	Balance,	Realized		Issuances	Into	Balance,
	Beginning	and Unrealized		and	Level	End
	of	Gains		Settlements,	Three,	of
	Period	(Losses)		net	net	Period
				(In millions)
Mortgage loans held for sale	$59	$2		$11	$110 (3)	$182
Mortgage servicing rights	1,502	(109	)(2)	278	—	1,671
Investment securities	34	12		(9)	—	37
Derivatives, net	(9)	132		(107)	—	16

(1)	Represents Scratch and Dent loans that were foreclosed upon and construction loans that converted to first mortgages, net of transfers into the Scratch and Dent population from the conforming or foreclosure populations during the three and nine months ended September 30, 2009. The Company’s mortgage loans in foreclosure are measured at fair value on a non-recurring basis, as discussed in further detail below.

(2)	Represents the change in the fair value of MSRs due to the realization of expected cash flows and changes in market inputs and assumptions used in the MSR valuation model.

(3)	Represents Scratch and Dent, second-lien and other non-conforming mortgage loans that were reclassified from Level Two to Level Three due to the lack of observable market data net of construction loans that converted to first mortgages during the three and nine months ended September 30, 2008.
     The Company’s realized and unrealized gains and losses related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30, 2009
	Mortgage
	Loans	Mortgage
	Held for	Servicing	Derivatives,
	Sale	Rights	net
		(In millions)
Gain on mortgage loans, net	$(2)	$—	$209
Change in fair value of mortgage servicing rights	—	(186)	—
Mortgage interest income	2	—	—

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30, 2009
	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
		(In millions)
Gain on mortgage loans, net	$(27)	$—	$—	$486
Change in fair value of mortgage servicing rights	—	(294)	—	—
Mortgage interest income	5	—	—	—
Other income	—	—	(21)	—

	Three Months Ended September 30, 2008
	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
		(In millions)
Gain on mortgage loans, net	$—	$—	$—	$30
Change in fair value of mortgage servicing rights	—	(77)	—	—
Mortgage interest income	1	—	—	—
Other income	—	—	5	—

	Nine Months Ended September 30, 2008
	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
		(In millions)
Gain on mortgage loans, net	$(1)	$—	$—	$132
Change in fair value of mortgage servicing rights	—	(109)	—	—
Mortgage interest income	3	—	—	—
Other income	—	—	12	—

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company’s unrealized gains and losses included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets as of September 30, 2009 and 2008 were as follows:

Three Months Ended September 30, 2009
Change in
Fair Value of
	Gain on	Mortgage	Mortgage
	Mortgage	Servicing	Interest
	Loans, net	Rights	Income
(In millions)
Unrealized gain (loss)	$65	$(89)	$1

Nine Months Ended September 30, 2009
Change in
Fair Value
	Gain on	of Mortgage	Mortgage
	Mortgage	Servicing	Interest	Other
	Loans, net	Rights	Income	Expense
(In millions)
Unrealized gain (loss)	$46	$15	$2	$(21)

Three Months Ended September 30, 2008
Change in
Fair Value of
	Gain on	Mortgage
	Mortgage	Servicing	Other
	Loans, net	Rights	Income
(In millions)
Unrealized gain (loss)	$15	$(1)	$5

Nine Months Ended September 30, 2008
Change in
Fair Value of
	Gain on	Mortgage
	Mortgage	Servicing	Other
	Loans, net	Rights	Income
(In millions)
Unrealized gain	$15	$103	$12
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
     The carrying value of the Company’s mortgage loans in foreclosure and REO were as follows:

	September 30,	December 31,
	2009	2008
	(In millions)
Mortgage loans in foreclosure	$113	$113
Allowance for probable losses	(22)	(24)

Mortgage loans in foreclosure, net	$91	$89

REO	$47	$55
Adjustment to estimated net realizable value	(18)	(25)

REO, net	$29	$30

     The allowance for probable losses associated with our mortgage loans in foreclosure as of September 30, 2009 and December 31, 2008 and the adjustment to record REO at their estimated net realizable value as of September 30, 2009 were determined based upon fair value measurements from Level Two of the valuation hierarchy.
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
Mortgage Venture
     For the nine months ended September 30, 2009, approximately 37% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 76% were originated by the Mortgage Venture. During the three and nine months ended September 30, 2009, the Mortgage Venture

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
brokered or sold $5.0 billion and $8.1 billion, respectively, of mortgage loans to the Company under the terms of a loan purchase agreement with the Mortgage Venture, whereby the Mortgage Venture has committed to sell or broker, and the Company has agreed to purchase or fund, certain loans originated by the Mortgage Venture. As of September 30, 2009, the Company had outstanding commitments to purchase or fund $1.1 billion of MLHS and fulfilled IRLCs resulting in closed mortgage loans from the Mortgage Venture.
     During the three and nine months ended September 30, 2009, the Company received $4 million and $8 million, respectively, of distributions from the Mortgage Venture. The Company did not make any capital contributions to support the Mortgage Venture during the nine months ended September 30, 2009. The Company has been the primary beneficiary of the Mortgage Venture since its inception, and current period events did not change the decision regarding whether or not to consolidate the Mortgage Venture.
     The assets and liabilities of the Mortgage Venture, consolidated with its subsidiaries, included in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2009 are as follows:

September 30,
2009
(In millions)
ASSETS
Cash	$35
Mortgage loans held for sale	54
Accounts receivable, net	3
Property, plant and equipment, net	1
Other assets	6

Total assets	$99

LIABILITIES
Accounts payable and accrued expenses	$13
Debt	1
Other liabilities	4

Total liabilities(1)	$18

(1)	Total liabilities excludes $15 million of intercompany payables.
     As of September 30, 2009, the Company’s investment in the Mortgage Venture was $77 million. In addition to this investment, the Company had $15 million in receivables from the Mortgage Venture as of September 30, 2009. During the three and nine months ended September 30, 2009, the Mortgage Venture originated $2.4 billion and $8.1 billion, respectively, of residential mortgage loans. The Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 includes Net income for the Mortgage Venture of $8 million and $24 million, respectively (net of $4 million and $11 million, respectively, of income eliminated for MLHS brokered or sold by the Mortgage Venture to PHH Mortgage and before $4 million and $12 million, respectively, of net income attributable to noncontrolling interest, which represents Realogy Corporation’s share of the Net income).

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Chesapeake and D.L. Peterson Trust
     The consolidated assets and liabilities of Chesapeake, Chesapeake Finance Holdings LLC and D.L. Peterson Trust included in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2009 are as follows:

September 30,
2009
(In millions)
ASSETS
Cash and cash equivalents	$5
Restricted cash(1)	361
Accounts receivable	30
Net investment in fleet leases	3,093
Other assets	22

Total assets(2)	$3,511

LIABILITIES
Debt(3)	$2,823
Other liabilities	5

Total liabilities	$2,828

(1)	Restricted cash primarily relates to amounts specifically designated to repay debt and/or to provide over-collateralization related to the Company’s vehicle management asset-backed debt arrangements.

(2)	See Note 8, “Debt and Borrowing Arrangements” for assets held as collateral related to Chesapeake’s borrowing arrangements, which are not available to pay the Company’s general obligations.

(3)	See Note 8, “Debt and Borrowing Arrangements” for additional information regarding the variable funding and term notes issued by Chesapeake.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company’s segment results were as follows:

	Net Revenues			Segment Profit (Loss)(1)
	Three Months			Three Months
	Ended September 30,			Ended September 30,
	2009	2008	Change	2009	2008(2)	Change
			(In millions)
Mortgage Production segment	$185	$98	$87	$46	$(63)	$109
Mortgage Servicing segment	(90)	(25)	(65)	(139)	(66)	(73)

Total Mortgage Services	95	73	22	(93)	(129)	36
Fleet Management Services segment	414	463	(49)	14	17	(3)

Total reportable segments	509	536	(27)	(79)	(112)	33
Other (3)	(2)	(3)	1	(5)	—	(5)

Total Company	$507	$533	$(26)	$(84)	$(112)	$28

	Net Revenues			Segment Profit (Loss)(1)
	Nine Months			Nine Months
	Ended September 30,			Ended September 30,
	2009	2008	Change	2009	2008(2)	Change
			(In millions)
Mortgage Production segment	$665	$349	$316	$241	$(90)	$331
Mortgage Servicing segment	(40)	68	(108)	(171)	(48)	(123)

Total Mortgage Services	625	417	208	70	(138)	208
Fleet Management Services segment	1,241	1,376	(135)	39	57	(18)

Total reportable segments	1,866	1,793	73	109	(81)	190
Other (3)	(4)	45	(49)	(10)	42	(52)

Total Company	$1,862	$1,838	$24	$99	$(39)	$138

(1)	The following is a reconciliation of (Loss) income before income taxes to segment (loss) profit:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(In millions)
(Loss) income before income taxes	$(80)	$(141)	$111	$(65)
Less: net income (loss) attributable to noncontrolling interest	4	(29)	12	(26)

Segment (loss) profit	$(84)	$(112)	$99	$(39)

(2)	During the three and nine months ended September 30, 2008, the Company recorded a non-cash Goodwill impairment of $61 million, $56 million net of a $5 million income tax benefit, related to the PHH Home Loans reporting unit, which is included in the Mortgage Production segment. Net loss attributable to noncontrolling interest for the three and nine months ended September 30, 2008 was impacted by $30 million as a result of the Goodwill impairment. Segment loss for the three and nine months ended September 30, 2008 was impacted by $31 million as a result of the Goodwill impairment.

(3)	Net revenues reported under the heading Other for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 represent intersegment eliminations. Net revenues reported under the heading Other for the nine months ended September 30, 2008 represent amounts not allocated to the Company’s reportable segments, primarily related to a terminated merger agreement with General Electric Capital Corporation (the “Terminated Merger Agreement”), and intersegment eliminations. Segment loss of $5 million and $10 million reported under the heading Other for the three and nine months ended September 30, 2009, respectively, represents expenses not allocated to the Company’s reportable segments, approximately $3 million of which represents severance for the Company’s former chief executive officer. Segment profit of $42 million reported under the heading Other for the nine months ended September 30, 2008 represents income related to the Terminated Merger Agreement.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company’s Total assets by segment were as follows:

				Fleet
	Mortgage	Mortgage	Total	Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other	Total
			(In millions)
Assets at September 30, 2009	$1,459	$2,197	$3,656	$4,506	$125	$8,287
Assets at December 31, 2008	1,228	2,056	3,284	4,956	33	8,273
16. Subsequent Events
     On October 8, 2009, the remaining obligations under the Series 2006-1 Chesapeake variable funding notes were paid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements,” and our Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (this “Form 10-Q”), “Part II—Item 1A. Risk Factors” in this Form 10-Q and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 (our “Q1 Form 10-Q”) and June 30, 2009 (our “Q2 Form 10-Q”) and “Part I—Item 1. Business,” “Part I—Item 1A. Risk Factors,” “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (our“2008 Form 10-K”).
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
Executive Summary
     During the third quarter and nine months ended September 30, 2009 and 2008 our consolidated results were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(In millions)
Net (loss) income attributable to PHH Corporation	$(52)	$(84)	$56	$(38)
Basic (loss) earnings per share	(0.94)	(1.56)	1.03	(0.70)
Diluted (loss) earnings per share	(0.94)	(1.56)	1.02	(0.70)
     During the third quarter of 2009 in comparison to the third quarter of 2008 segment profit (loss) for our reportable segments was primarily driven by:
•	Mortgage Production Segment of $46 Million vs. $(63) Million: higher margins on mortgage loans, higher volumes of more profitable first mortgage retail originations and interest rate lock commitments (“IRLCs”) expected to close and the impact of ongoing cost reduction initiatives. Segment loss for the third quarter of 2008 included the net impact of the PHH Home Loans’ Goodwill impairment of $31 million.

•	Mortgage Servicing Segment of $(139) Million vs. $(66) Million: a greater reduction in the value of MSRs due to prepayments and changes in portfolio delinquencies and foreclosures, as well as a greater decrease in the market value of MSRs resulting from the decline in mortgage interest rates observed at the end of the third quarter of 2009. Lower earnings from escrow balances resulting from historically low short-term interest rates caused further deterioration in the segment’s results. Foreclosure-related and reinsurance-related charges also continued to negatively impact segment results.

•	Fleet Management Services Segment of $14 Million vs. $17 Million: during the third quarter of 2008 we recognized a gain of $7 million on the early termination of a technology development and licensing arrangement. Additionally, segment profit during the third quarter of 2009 compared to the third quarter of 2008 was driven by improved lease margins and the impact of ongoing cost reduction initiatives partially offset by an increase in debt fees and volume declines.
     During the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 segment profit (loss) for our reportable segments was primarily driven by:
•	Mortgage Production Segment of $241 Million vs. $(90) Million: higher margins on mortgage loans, higher volumes of more profitable first mortgage retail originations and IRLCs expected to close and the impact of ongoing cost reduction initiatives. Segment loss for the nine months ended September 30, 2008 included the net impact of the PHH Home Loans’ Goodwill impairment of $31 million.

•	Mortgage Servicing Segment of $(171) Million vs. $(48) Million: a greater reduction in the value of MSRs due to prepayments and changes in portfolio delinquencies and foreclosures, as well as a greater decrease in the market value of MSRs resulting from the decline in mortgage interest rates observed at the end of the third quarter of 2009. Lower earnings from escrow balances resulting from historically low short-term interest rates caused further deterioration in the segment’s results. Foreclosure-related and reinsurance-related charges also continued to negatively impact segment results.

•	Fleet Management Services Segment of $39 Million vs. $57 Million: an increase in debt fees and volume declines partially offset by improved lease margins and the impact of ongoing cost reduction initiatives. Additionally, during the nine months ended September 30, 2008, we recognized a gain of $7 million on the early termination of a technology development and licensing arrangement.
     See “—Results of Operations—Third Quarter 2009 vs. Third Quarter 2008” and “—Results of Operations—Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008” for additional information regarding our consolidated results and the results of each of our reportable segments for the respective period.
Mortgage Production and Mortgage Servicing Segments
Regulatory Trends
     The U.S. economy has been in a recession, which has resulted and could continue to result in increased delinquencies, home price depreciation and lower home sales. In response to these trends, the U.S. government has taken several actions which are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. These actions are intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes. Some of these key actions that were enacted in 2008 and have impacted and are expected to continue to impact the mortgage industry are: (i) the Housing and Economic Recovery Act of 2008, (ii) the conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), (iii) the Emergency Economic Stabilization Act of 2008 (the “EESA”) and (iv) the purchase by the U.S. Federal Reserve (the “Federal Reserve”) of direct obligations of Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Government-Sponsored Entities” or “GSEs”).
     In addition to the actions taken during 2008, the federal government has utilized additional measures thus far in 2009 in an attempt to stabilize the U.S. housing market and protect borrowers from potential foreclosure, including the following:
•	Homeowner Affordability and Stability Plan (“HASP”): On February 18, 2009, the federal government announced new programs intended to stem home foreclosures and to provide low cost mortgage refinancing opportunities for certain homeowners suffering from declining home prices through a variety of different measures including, but not limited to, the creation of financial incentives for homeowners, investors and servicers to refinance certain existing mortgages which are delinquent, or are at risk of becoming delinquent. Some key elements of these programs, which have impacted and we believe will continue to impact the mortgage industry are as follows:
•	Initially, the maximum loan-to-value ratio (“LTV”) for refinances of existing Fannie Mae loans increased to 105% of the unpaid principal balance; however, on July 1, 2009 the maximum LTV eligible under this program was increased to 125%,

•	Elimination of the requirement to obtain mortgage insurance (“MI”) on a refinanced loan if the original LTV of the existing loan does not currently have MI regardless of the LTV at the time of refinance, and

•	Streamlined loan modification program for Fannie Mae loans for qualified borrowers and enhanced economic incentive compensation for mortgage loan servicers to modify qualified loans with additional incentives for loans that continue to perform for a period of time following modification (“HAMP”).
     We received the first modified payments from borrowers in July of 2009 under the trial modification period, and we will be eligible to receive modification revenue from HAMP in the fourth quarter of 2009; although we do not expect this program to significantly impact our results of operations for the remainder of 2009.
•	Expansion of the Federal Reserve’s Purchase of the Direct Obligations of GSEs: On March 18, 2009, the Federal Reserve further increased its prior commitment, announced on November 25, 2008, to purchase up to $500 billion in GSE direct obligations under the program with the Federal Reserve’s primary dealers through a series of competitive auctions and to utilize the Federal Reserve’s balance sheet to purchase up to $1.25 trillion in mortgage-backed securities (“MBS”). The Federal Reserve specifically targeted the maintenance of low mortgage interest rates in an attempt to support the housing market.

•	American Recovery and Reinvestment Act of 2009 (“ARRA”): Enacted on February 17, 2009, the ARRA, among other things, created tax incentives for first time home buyers for the purchase of a principal residence on or after January 1, 2009 and before December 1, 2009 and further extended the 2008 single family loan limits for the GSE, the Federal Housing Administration (“FHA”) and the Department of Veterans Affairs (“VA”) loans through December 31, 2009.

•	Public-Private Investment Program (“PPIP”): On March 23, 2009, the U.S. Department of the Treasury (the “Treasury”), in conjunction with the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve, announced the PPIP, which is intended to recreate a market for, among other things, certain types of illiquid residential mortgage loans and securities through a number of joint public and private investment funds. By drawing new private capital into the market for such loans and securities through government equity co-investment programs and public financing, the PPIP is intended to draw $500 billion to $1 trillion in new liquidity into the mortgage loan and securities purchase programs.
     Although it is too early to tell what impact, if any, the PPIP will have on our Mortgage Production segment, we intend to evaluate potential transactions regarding illiquid mortgage loans that are included in our mortgage loans held for sale (“MLHS”) portfolio as of September 30, 2009 in the event that such transactions are on commercially agreeable terms to us. Additionally, we intend to continue to align our product offering with secondary market liquidity.
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
•	Financial Regulatory Reform Initiative: On June 17, 2009, the Treasury issued a report recommending the adoption of sweeping financial regulatory reform legislation. While we are continuing to evaluate the proposed legislation, it is too early to tell when or if any of the provisions will be enacted and what impact any such provisions could have on the mortgage industry. If enacted as proposed, this legislation could materially affect the manner in which we conduct our businesses and result in federal regulation and oversight of our business activities.
Mortgage Industry Trends
Overall Trends
     The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates, the strength of the U.S. housing market and investor underwriting standards for borrower credit and LTVs. Thus far in 2009, the mortgage industry has continued to utilize more restrictive underwriting standards that have made it more difficult for borrowers with less than prime credit records, limited funds for down payments or a high LTV to qualify for a mortgage. While there is uncertainty regarding their long-term impact, the HASP programs, discussed above under “—Regulatory Trends,” expands the population of eligible borrowers by expanding the maximum LTV to 125% for existing Fannie Mae loans which we believe will increase mortgage industry origination volumes throughout the remainder of 2009 as compared to 2008.
     As of October 2009, Fannie Mae’s Economics and Mortgage Market Analysis forecasted an increase in industry loan originations of approximately 36% in 2009 from estimated 2008 levels, which was comprised of a 75% increase in forecasted refinance activity partially offset by a 7% decline in forecasted purchase originations.
     As of September 30, 2009, employees for our Mortgage Production and Mortgage Servicing segments were approximately 3,930, which decreased by 110 from September 30, 2008 and increased by 150 from December 31, 2008. As a result of increased refinancing activity experienced thus far in 2009, and the expectation of a continued increase in refinancing activity for the remainder of 2009, we have increased our workforce in our Mortgage Production segment. We have modified our cost structure and created a more flexible workforce by strategically using temporary and contract personnel in order to manage costs more efficiently in varying production volume environments; however, certain sales-related positions require the use of regular employees due to licensing and regulatory requirements. Therefore, we may need to increase permanent staffing in response to future origination levels, which could reduce the impact of expected cost savings. We intend to continue to evaluate our cost structure in relation to projected origination volumes in an effort to properly align our resources and expenses with expected mortgage origination volumes.
     See “—Liquidity and Capital Resources—General” for a discussion of trends relating to the credit markets and the impact of these trends on our liquidity.
Mortgage Production Trends
     As a result of the government programs discussed above under “—Regulatory Trends,” mortgage rates reached historically low levels during 2009. While we believe that overall refinance originations for the mortgage industry and our Mortgage Production segment may increase during the remainder of 2009 from 2008 levels, we expect a slight decline in origination volumes during the second half of 2009 in comparison to the first half of 2009 due to relatively higher interest rates. The level of interest rates is a key driver of refinancing activity; however, there are other factors which influence the level of refinance originations, including home prices, underwriting standards and product characteristics. Refinancing activity during the remainder of 2009 may also be impacted by many borrowers who have existing adjustable-rate mortgage loans (“ARMs”) that will have their rates reset. Although short-term interest rates are at or near historically low levels, lower fixed interest rates may provide an incentive for those borrowers to seek to refinance loans subject to interest rate changes.
     Given the level of industry consolidation, overall industry capacity has declined in 2009 compared to prior years. As a result, loan margins across the industry have increased as compared to prior years. Although we expect loan margins to decline from the highs of the first half of 2009 as originators have increased staffing to manage additional application volume, we believe that they will remain higher than prior years, which we believe is reflective of a longer term view of the returns required to manage the underlying risk of a mortgage production business.
     Although we continue to anticipate a challenging environment for purchase originations during the remainder of 2009 and into 2010, home affordability is at higher levels driven by both declines in home prices and historically low mortgage interest rates. This greater level of housing affordability, coupled with the availability of tax incentives for first time homebuyers provided under the ARRA, could improve purchase originations for the mortgage industry during the remainder of 2009.
     The majority of industry loan originations during the third quarter of 2009 were fixed-rate conforming loans and substantially all of our loans closed to be sold during the third quarter of 2009 were conforming. We continued to observe a lack of liquidity and lower valuations in the secondary mortgage market for non-conforming loans during the third quarter of 2009 and we expect that this trend may continue during the remainder of 2009.
     The components of our MLHS, recorded at fair value, were as follows:

September 30,
2009
(In millions)
First mortgages:
Conforming(1)	$1,145
Non-conforming	23
Alt-A(2)	2
Construction loans	20

Total first mortgages	1,190

Second lien	24
Scratch and Dent(3)	39
Other	3

Total	$1,256

(1)	Represents mortgages that conform to the standards of the GSEs.

(2)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgages with origination flaws or performance issues.
Mortgage Servicing Trends
     The declining housing market and general economic conditions have continued to negatively impact our Mortgage Servicing segment as well. Industry-wide mortgage loan delinquency rates have increased and we expect they will continue to increase over 2008 levels. We expect foreclosure costs to remain higher during the remainder of 2009 and into 2010, as compared to historical levels, due to an increase in borrower delinquencies and declining home prices. Thus far in 2009, we experienced increases in actual and projected repurchases, indemnifications and related loss severity associated with the representations and warranties that we provide to purchasers and insurers of our sold loans, which we expect may continue into 2010, primarily due to increased delinquency rates and a decline in housing prices thus far in 2009 compared to the comparable period of 2008.

     A summary of the activity in foreclosure-related reserves is as follows:

	Three Months
	Ended September 30,
	2009	2008
	(In millions)
Foreclosure-related reserves, July 1,	$80	$68
Realized foreclosure losses	(18)	(12)
Increase in foreclosure reserves	26	21

Foreclosure-related reserves, September 30,	$88	$77

	Nine Months
	Ended September 30,
	2009	2008
	(In millions)
Foreclosure-related reserves, January 1,	$81	$49
Realized foreclosure losses(1)	(57)	(26)
Increase in foreclosure reserves	64	54

Foreclosure-related reserves, September 30,	$88	$77

(1)	Realized foreclosure losses for the nine months ended September 30, 2009 include an $11 million settlement with an individual investor for all future potential repurchase liabilities.
     HAMP, discussed above under “—Regulatory Trends,” provides an opportunity for mortgage servicers to modify existing mortgages, subject to certain requirements, in return for a modification fee and additional financial incentives if the modified loan remains current. Specifically for Fannie Mae loans, servicers will receive compensation of $1,000 per loan modified under this program with an additional incentive of $500 if the loan is delinquent at the time of modification. We will earn an additional $1,000 per year for three years under certain circumstances depending upon the extent of the modification and performance of the modified loan. Additionally, HAMP could provide additional guidelines for refinancing loans that may not be eligible for modification. We believe that these programs provide additional opportunities for our Mortgage Servicing segment and could reduce our exposure to future foreclosure-related losses. As of September 30, 2009, we have sent trial modification offers to approximately 7,900 borrowers and approximately 4,000 borrowers are in the trial period. We do not anticipate participation in this program to have a significant impact on our results of operations for the remainder of 2009.
     During the third quarter of 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness of the hedge given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008, which resulted in volatility in the results of operations for our Mortgage Servicing segment thus far in 2009. As of September 30, 2009, there were no open derivatives related to MSRs. Our decisions regarding the use of derivatives related to MSRs, if any, could result in continued volatility in the results of operations for our Mortgage Servicing segment.
     As of September 30, 2009, Atrium Insurance Corporation (“Atrium”) had outstanding reinsurance agreements with two primary mortgage insurers, one of which remains active and the other is inactive and in runoff. We received notice from the primary mortgage insurer associated with our active reinsurance agreement that it will no longer offer reinsurance structures effective December 31, 2009. As such, we anticipate that our only active reinsurance agreement as of September 30, 2009 will be in runoff after December 31, 2009. While in runoff, Atrium will continue to collect premiums and have risk of loss on the existing population of loans reinsured, but may not add to that population of loans. During the third quarter of 2009, we commuted the reinsurance agreements with two primary mortgage insurers. Pursuant to these commutations, Atrium has remitted the associated balance of securities held in trust in its entirety to one of the primary mortgage insurers, and the balance for the other primary mortgage insurer will be remitted in the fourth quarter of 2009. Atrium is no longer at risk for losses related to the commuted reinsurance agreements. (See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q for additional information regarding mortgage reinsurance.)

     Although HAMP could reduce our exposure to reinsurance losses through the loan modification and refinance programs, continued increases in mortgage loan delinquency rates and lower home prices could continue to have a further negative impact on our reinsurance business.
     A summary of the activity in reinsurance-related reserves is as follows:

	Three Months
	Ended September 30,
	2009	2008
	(In millions)
Reinsurance-related reserves, July 1,	$108	$50
Realized reinsurance losses(1)	(5)	—
Increase in reinsurance reserves	10	11

Reinsurance-related reserves, September 30,	$113	$61

	Nine Months
	Ended September 30,
	2009	2008
	(In millions)
Reinsurance-related reserves, January 1,	$83	$32
Realized reinsurance losses(1)	(6)	—
Increase in reinsurance reserves	36	29

Reinsurance-related reserves, September 30,	$113	$61

(1)	Realized reinsurance losses for the third quarter and nine months ended September 30, 2009 include a $4 million payment associated with the termination of a reinsurance agreement during the third quarter of 2009.
     As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, we may increase our reinsurance related reserves during the remainder of 2009 as anticipated losses become incurred. Additionally, we began to pay claims for certain book years and reinsurance agreements during the second and third quarters of 2009 and we expect to continue to pay claims during the remainder of 2009. We hold securities in trust related to our potential obligation to pay such claims, which were $278 million and were included in Restricted cash in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2009. We continue to believe that this amount is significantly higher than the expected claims.
Fleet Management Services Segment
Fleet Industry Trends
     Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services. The U.S. commercial fleet management services market has continued to experience minimal growth over the last several years as reported by the Automotive Fleet 2009, 2008 and 2007 Fact Books. Our Fleet Management Services segment currently depends upon the North American automotive industry to supply us with new vehicles for our clients. We expect that the reorganized General Motors and Chrysler may be more financially viable suppliers in the future. Although, we believe any disruption in vehicle production by the North American automobile manufacturers will have little impact on our ability to provide our clients with vehicle leases, as we would have the alternative to rely on foreign suppliers. Notwithstanding a short-term increase in consumer demand for new vehicles resulting from a federal stimulus program during the third quarter of 2009, the ongoing impact of the U.S. economy’s continued economic recession is expected to cause the North American automobile manufacturers to continue to experience a decline in the demand for new vehicle production for the remainder of 2009 in comparison to 2008 and prior years’ levels.
     We believe that these trends have been reflected in our Fleet Management Services segment, as we experienced a decline in our leased units thus far in 2009, and we expect that this trend will also continue during the remainder of 2009 and into 2010. However, we expect that as the timing of obtaining replacement vehicles by our fleet clients is delayed and the fleets of our Fleet Management Services segment’s clients continue to age, they may require greater levels of maintenance services and other fee-based products.
     The credit markets have experienced extreme volatility over the past year; however, the demand for asset-backed securities (“ABS”) by investors in the U.S. has continued to dramatically increase since the Term Asset-Backed Securities Loan Facility (“TALF”) program’s first subscription date in March of 2009. Likewise, the spread levels required by investors in the primary and secondary markets for ABS, along with spread compression, have improved upon each subsequent TALF subscription date. In addition, participation in the ABS markets by traditional investors, who are not purchasing securities under the TALF program, has risen dramatically. These trends have positively impacted our outlook for both our access to the ABS market and expectations for spreads on securities issued by, or conduit funding obtained by, our wholly owned subsidiary Chesapeake Funding LLC (“Chesapeake”). Under the criteria established for TALF by the Federal Reserve, Chesapeake could issue up to a total of $3.5 billion of eligible securities through March 2010, including the $1.0 billion and $850 million in TALF-eligible term notes issued by Chesapeake on June 9, 2009 and September 11, 2009, respectively, through March 2010. The Canadian government has established the Canadian Secured Credit Facility (“CSCF”), under which the Business Development Bank of Canada intends to purchase ABS backed by vehicle equipment loans and leases. While we believe that our Canadian lease assets will be considered eligible collateral under the CSCF, we also believe that the implementation of the CSCF will stimulate the private and public market demand for ABS. Overall, ABS markets have improved during the second and third quarters of 2009, and we anticipate this improvement will result in greater demand for ABS in both the U.S. and Canadian markets during the remainder of 2009 and into 2010. See “—Liquidity and Capital Resources” for a discussion of trends relating to the credit markets, the impact of these trends on our liquidity and further discussion regarding Chesapeake’s issuance of term notes during the second and third quarters of 2009.
     We continue to evaluate various opportunities to reduce costs in our Fleet Management Services segment to better align our resources and expenses with anticipated volumes. At the end of the fourth quarter of 2008, we eliminated approximately 100 positions, and as a result we incurred severance and outplacement costs of approximately $5 million. These actions benefited pre-tax results for the three and nine months ended September 30, 2009 by approximately $2 million and $6 million, respectively, and we estimate will benefit the remainder of 2009 by approximately $2 million. Additionally, we have worked to modify the lease pricing associated with billings to the clients of our Fleet Management Services segment to correlate more closely with our underlying cost of funds, which we believe is also reflective of revised pricing throughout the fleet management industry.
     See “—Liquidity and Capital Resources—General” for information regarding additional trends in the credit markets.

Results of Operations—Third Quarter 2009 vs. Third Quarter 2008
Consolidated Results
     Our consolidated results of operations for the third quarters of 2009 and 2008 were comprised of the following:

	Three Months
	Ended September 30,
	2009	2008	Change
		(In millions)
Net fee income	$106	$90	$16
Fleet lease income	363	401	(38)
Gain on mortgage loans, net	115	49	66
Mortgage net finance expense	(16)	(6)	(10)
Loan servicing income	109	111	(2)
Valuation adjustments related to mortgage servicing rights	(186)	(139)	(47)
Other income	16	27	(11)

Net revenues	507	533	(26)

Depreciation on operating leases	315	325	(10)
Fleet interest expense	21	37	(16)
Goodwill impairment	—	61	(61)
Total other expenses	251	251	—

Total expenses	587	674	(87)

Loss before income taxes	(80)	(141)	61
Benefit from income taxes	(32)	(28)	(4)

Net loss	(48)	(113)	65
Less: net income (loss) attributable to noncontrolling interest	4	(29)	33

Net loss attributable to PHH Corporation	$(52)	$(84)	$32

     During the third quarter of 2009, our Net revenues decreased by $26 million (5%) compared to the third quarter of 2008, due to decreases of $65 million in our Mortgage Servicing segment and $49 million in our Fleet Management Services segment that were partially offset by an $87 million increase in our Mortgage Production segment and a $1 million decrease in other expenses not allocated to our reportable segments. Our Loss before income taxes decreased by $61 million (43%) during the third quarter of 2009 compared to the third quarter of 2008 due to a favorable change of $142 million in our Mortgage Production segment that was partially offset by a $73 million unfavorable change in our Mortgage Servicing segment, $5 million of expenses not allocated to our reportable segments during the third quarter of 2009 and a $3 million unfavorable change in our Fleet Management Services segment.
     We record our interim income tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”). Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore we record discrete year-to-date income tax provisions on those results.
     During the third quarter of 2009, the Benefit from income taxes was $32 million and was impacted by a $2 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the third quarter of 2009 for which we believe it is more likely than not that the loss carryforwards will not be realized). Due to our mix of income and loss from our operations by entity and state income tax jurisdiction, there was a significant difference between the state effective income tax rates during the third quarters of 2009 and 2008.

     During the third quarter of 2008, the Benefit from income taxes was $28 million and was significantly impacted by a $9 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards of $9 million generated during the third quarter of 2008 for which we believed it was more likely than not that the loss carryforwards would not be realized). Additionally, a portion of the PHH Home Loans’ Goodwill impairment was not deductible for federal and state income tax purposes, which impacted the computed effective tax rate for the interim period by $7 million.
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
     Mortgage Production Segment
     Net revenues increased by $87 million (89%) during the third quarter of 2009 compared to the third quarter of 2008. As discussed in greater detail below, the increase in Net revenues was due to a $66 million increase in Gain on mortgage loans, net, a $19 million increase in Mortgage fees, a $1 million decrease in Mortgage net finance expense and a $1 million increase in Other income.
     Segment profit (loss) changed favorably by $109 million during the third quarter of 2009 compared to the third quarter of 2008 primarily due to the $87 million increase in Net revenues and a $55 million (29%) decrease in Total expenses. The $55 million decrease in Total expenses was primarily due to a $61 million Goodwill impairment recorded during the third quarter of 2008 partially offset by a $6 million increase in Salaries and related expenses. Net loss attributable to noncontrolling interest for the third quarter of 2008 was impacted by $30 million as a result of the PHH Home Loans’ Goodwill impairment. Segment loss for the third quarter of 2008 was impacted by $31 million as a result of the Goodwill impairment.
     The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended September 30,
	2009	2008	Change	% Change
	(Dollars in millions, except
	average loan amount)
Loans closed to be sold	$6,630	$4,320	$2,310	53%
Fee-based closings	2,383	3,532	(1,149)	(33)%

Total closings	$9,013	$7,852	$1,161	15%

Purchase closings	$4,481	$6,198	$(1,717)	(28)%
Refinance closings	4,532	1,654	2,878	174%

Total closings	$9,013	$7,852	$1,161	15%

Fixed rate	$6,870	$4,372	$2,498	57%
Adjustable rate	2,143	3,480	(1,337)	(38)%

Total closings	$9,013	$7,852	$1,161	15%

Number of loans closed (units)	39,161	34,499	4,662	14%

Average loan amount	$230,151	$227,599	$2,552	1%

Loans sold	$7,428	$5,059	$2,369	47%

Applications	$11,264	$9,524	$1,740	18%

IRLCs expected to close	$5,514	$3,538	$1,976	56%

	Three Months
	Ended September 30,
	2009	2008	Change	% Change
	(In millions)
Mortgage fees	$69	$50	$19	38%

Gain on mortgage loans, net	115	49	66	135%

Mortgage interest income	17	22	(5)	(23)%
Mortgage interest expense	(19)	(25)	6	24%

Mortgage net finance expense	(2)	(3)	1	33%
Other income	3	2	1	50%

Net revenues	185	98	87	89%

Salaries and related expenses	80	74	6	8%
Occupancy and other office expenses	9	11	(2)	(18)%
Other depreciation and amortization	3	4	(1)	(25)%
Other operating expenses	43	40	3	8%
Goodwill impairment	—	61	(61)	(100)%

Total expenses	135	190	(55)	(29)%

Income (loss) before income taxes	50	(92)	142	n/m (1)
Less: net income (loss) attributable to noncontrolling interest	4	(29)	33	n/m (1)

Segment profit (loss)	$46	$(63)	$109	n/m (1)

(1)	n/m — Not meaningful.
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
     Mortgage fees increased by $19 million (38%), primarily due to a 15% increase in total closings, an increase in first mortgage retail originations and the impact of a decrease in second-lien originations and closed mortgage loan purchases that were partially offset by a change in mix between fee-based closings and loans closed to be sold during the third quarter of 2009 compared to the third quarter of 2008. Mortgage fees associated with first mortgage retail originations are generally higher than those associated with second-lien originations and closed mortgage loan purchases, as we have a greater involvement in the origination process.
     The change in mix between fee-based closings and loans closed to be sold was primarily due to a decrease in fee-based closings from our financial institutions clients during the third quarter of 2009 compared to the third quarter of 2008. Mortgage interest rates declined to historic lows during the fourth quarter of 2008 and remained historically low through the third quarter of 2009, which resulted in a greater percentage of fixed-rate conforming mortgage loan originations, whereas our fee-based closings from our financial institutions clients have historically consisted of a greater percentage of ARMs. The historically low interest rates through the third quarter of 2009 also resulted in the increase in refinance activity that was partially offset by a decrease in purchase closings, which continued to be negatively impacted by weak overall economic conditions as well as stricter underwriting standards.
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
     The components of Gain on mortgage loans, net were as follows:

	Three Months
	Ended September 30,
	2009	2008	Change	% Change
	(In millions)
Gain on loans	$80	$72	$8	11%
Change in fair value of MLHS and related derivatives:
ARMs	—	(1)	1	100%
Scratch and Dent and Alt-A loans	—	(4)	4	100%
Second-lien loans	(2)	(2)	—	—
Jumbo loans	(1)	(4)	3	75%
Economic hedge results	38	(12)	50	n/m (1)

Total change in fair value of MLHS and related derivatives	35	(23)	58	n/m (1)

Gain on mortgage loans, net	$115	$49	$66	135%

(1)	n/m — Not meaningful.
     Gain on mortgage loans, net increased by $66 million (135%) from the third quarter of 2008 to the third quarter of 2009 due to a $58 million favorable variance from the change in fair value of MLHS and related derivatives and an $8 million increase in gain on loans.
     The $58 million favorable variance from the change in fair value of MLHS and related derivatives was primarily due to a $50 million favorable variance from economic hedge results. The favorable variance from economic hedge results was primarily due to a decrease in hedge costs during the third quarter of 2009 compared to the third quarter of 2008 and a favorable change in mortgage interest rates whereby the increase in value of IRLCs and MLHS exceeded the decrease in value of the related derivatives. The unfavorable valuation adjustments related to second-lien and jumbo loans during the third quarter of 2009 were primarily due to decreases in the credit performance of these loans. The unfavorable valuation adjustment for ARMs, Scratch and Dent and Alt-A loans, second-lien and jumbo loans during the third quarter of 2008 was the result of a continued decrease in demand for these types of loans due to adverse secondary mortgage market conditions unrelated to changes in interest rates.
     The $8 million increase in gain on loans during the third quarter of 2009 compared to the third quarter of 2008 was primarily due to higher margins and the 56% increase in IRLCs expected to close, partially offset by an increase in loan purchase premiums associated with an increase in the mix of closed loan purchases in the third quarter of 2009 compared to the third quarter of 2008. The higher margins during the third quarter of 2009 were primarily attributable to an increase in industry refinance activity for conforming first mortgage loans, resulting from lower mortgage interest rates, coupled with lower overall industry capacity. Loan margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity. The increase in IRLCs expected to close was primarily attributable to an increase in refinance activity resulting from historically low mortgage interest rates during the third quarter of 2009 and the change in mix between fee-based closings and loans closed to be sold.
     Mortgage Net Finance Expense
     Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average balance of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment decreased by $1 million (33%) during the third quarter of 2009 compared to the third quarter of 2008 due to a $6 million (24%) decrease in Mortgage interest expense that was partially offset by a $5 million (23%) decrease in Mortgage interest income. The $6 million decrease in Mortgage interest expense was attributable to a lower cost of funds from our outstanding borrowings. The lower cost of funds from our outstanding borrowings was primarily due to a decrease in short-term interest rates. A significant portion of our loan originations are funded with variable-rate short-term debt. The average daily one-month London Interbank Offered Rate (“LIBOR”), which is used as a benchmark for short-term rates, was 235 basis points (“bps”) lower during the third quarter of 2009 compared to the third quarter of 2008. The $5 million decrease in Mortgage interest income was primarily due to lower interest rates related to loans held for sale and a lower average balance of loans held for sale.
     Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses increased by $6 million (8%) during the third quarter of 2009 compared to the third quarter of 2008, due to a $5 million increase in commissions expense, a $4 million increase in costs associated with temporary and contract personnel and a $1 million increase in management incentives that were partially offset by a $4 million decrease in salaries and related benefits. The increase in commissions expense was primarily attributable to the 15% increase in total closings during the third quarter of 2009 compared to the third quarter of 2008. The increase in costs associated with temporary and contract personnel was due to the modification of our cost structure to a more flexible workforce. The decrease in salaries and related benefits was primarily attributable to a reduction in average full-time equivalent employees for the third quarter of 2009 compared to the third quarter of 2008.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses increased by $3 million (8%) during the third quarter of 2009 compared to the third quarter of 2008, primarily due to an increase in origination-related expenses as a result of the increase in total closings and first mortgage retail originations, due to the greater involvement that is required by us in the origination process as compared to second-lien retail originations and closed mortgage loan purchases that was partially offset by our continued efforts to reduce overall costs.
Mortgage Servicing Segment
     Net revenues decreased by $65 million (260%) during the third quarter of 2009 compared to the third quarter of 2008. As discussed in greater detail below, the decrease in Net revenues was due to an unfavorable change in Valuation adjustments related to mortgage servicing rights of $47 million, an increase in Mortgage net finance expense of $13 million and decreases of $3 million in Other income and $2 million in Loan servicing income.
     Segment loss increased by $73 million (111%) during the third quarter of 2009 compared to the third quarter of 2008 due to the $65 million decrease in Net revenues and an $8 million (20%) increase in Total expenses.

     The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended September 30,
	2009	2008	Change	% Change
	(In millions)
Average loan servicing portfolio	$149,526	$147,452	$2,074	1%

	Three Months
	Ended September 30,
	2009	2008	Change	% Change
	(In millions)
Mortgage interest income	$3	$16	$(13)	(81)%
Mortgage interest expense	(17)	(17)	—	—

Mortgage net finance expense	(14)	(1)	(13)	n/m (1)

Loan servicing income	109	111	(2)	(2)%

Change in fair value of mortgage servicing rights	(186)	(77)	(109)	(142)%
Net derivative loss related to mortgage servicing rights	—	(62)	62	100%

Valuation adjustments related to mortgage servicing rights	(186)	(139)	(47)	(34)%

Net loan servicing loss	(77)	(28)	(49)	(175)%

Other income	1	4	(3)	(75)%

Net revenues	(90)	(25)	(65)	(260)%

Salaries and related expenses	9	8	1	13%
Occupancy and other office expenses	3	3	—	—
Other depreciation and amortization	1	—	1	n/m (1)
Other operating expenses	36	30	6	20%

Total expenses	49	41	8	20%

Segment loss	$(139)	$(66)	$(73)	(111)%

(1)	n/m — Not meaningful.
     Mortgage Net Finance Expense
     Mortgage net finance expense allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, income from investment balances (including investments held by Atrium) and interest expense allocated on debt used to fund our MSRs, which is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance expense increased by $13 million during the third quarter of 2009 compared to the third quarter of 2008 due to a $13 million (81%) decrease in Mortgage interest income. The decrease in Mortgage interest income was primarily due to lower short-term interest rates in the third quarter of 2009 compared to the third quarter of 2008. Escrow balances earn income based on one-month LIBOR, which was 235 bps lower, on average, during the third quarter of 2009 compared to the third quarter of 2008. The ending one-month LIBOR rate at September 30, 2009 is 25 bps, which has significantly reduced the earnings opportunity related to our escrow balances compared to historical periods.
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

     The components of Loan servicing income were as follows:

	Three Months
	Ended September 30,
	2009	2008	Change	% Change
	(In millions)
Net service fee revenue	$104	$109	$(5)	(5)%
Late fees and other ancillary servicing revenue	17	10	7	70%
Curtailment interest paid to investors	(9)	(6)	(3)	(50)%
Net reinsurance loss	(3)	(2)	(1)	(50)%

Loan servicing income	$109	$111	$(2)	(2)%

     Loan servicing income decreased by $2 million (2%) from the third quarter of 2008 to the third quarter of 2009, primarily due to a decrease in net service fee revenue and an increase in curtailment interest paid to investors that were partially offset by an increase in late fees and other ancillary servicing revenue. The $3 million increase in curtailment interest paid to investors was primarily due to an 84% increase in loans included in our loan servicing portfolio that paid off during the third quarter of 2009 compared to the third quarter of 2008. The $7 million increase in late fees and other ancillary servicing revenue was primarily due to an increase in loss mitigation revenue and recording fees. Additionally, late fees and other ancillary servicing revenue for the third quarter of 2009 included a $4 million gain recognized resulting from an increase in expected proceeds from the sale of MSRs during 2007.
     Valuation Adjustments Related to Mortgage Servicing Rights
     Valuation adjustments related to mortgage servicing rights include Change in fair value of mortgage servicing rights and Net derivative loss related to mortgage servicing rights. The components of Valuation adjustments related to mortgage servicing rights are discussed separately below.
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
     The components of Change in fair value of mortgage servicing rights were as follows:

	Three Months
	Ended September 30,
	2009	2008	Change	% Change
	(In millions)
Actual prepayments of the underlying mortgage loans	$(50)	$(33)	$(17)	(52)%
Actual receipts of recurring cash flows	(16)	(18)	2	11%
Changes in portfolio delinquencies and foreclosures	(31)	(25)	(6)	(24)%
Changes in market inputs or assumptions used in the valuation model	(89)	(1)	(88)	n/m (1)

Change in fair value of mortgage servicing rights	$(186)	$(77)	$(109)	(142)%

(1)	n/m — Not meaningful.

     The fluctuation in the decline in value of our MSRs due to actual prepayments during the third quarter of 2009 in comparison to the third quarter of 2008 was primarily attributable to higher prepayment rates. The actual prepayment rate of mortgage loans in our capitalized servicing portfolio was 16% and 9% of the unpaid principal balance of the underlying mortgage loan, on an annualized basis, during the third quarters of 2009 and 2008, respectively.
     During the third quarters of 2009 and 2008, the value of our MSRs was reduced by $31 million and $25 million, respectively, due to changes in portfolio delinquencies and foreclosures. The increase in portfolio delinquencies and foreclosures during the third quarter of 2009 was primarily due to the deteriorating economic conditions.
     The $89 million unfavorable change due to market inputs or assumptions used in the valuation model during the third quarter of 2009 was primarily due to a decrease in mortgage interest rates during the third quarter of 2009 leading to higher expected prepayments. The $1 million unfavorable change during the third quarter of 2008 was primarily due to the impact of a decrease in the spread between the mortgage coupon rates and the underlying risk-free interest rate that was partially offset by a decrease in modeled prepayment speeds, which were adjusted to reflect market conditions and were impacted by factors including, but not limited to, home prices, underwriting standards and product characteristics.
     Net Derivative Loss Related to Mortgage Servicing Rights: From time to time, we use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. (See Note 6, “Derivatives and Risk Management Activities” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.) The amount and composition of derivatives, if any, that we may use will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the expected increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). During periods of increased interest rate volatility, we anticipate increased costs associated with derivatives related to MSRs that are available in the market. The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, the benefit of the natural business hedge may not be realized under certain circumstances regardless of the change in interest rates. Reliance on the natural business hedge during the third quarter of 2009 resulted in greater volatility in the results of our Mortgage Servicing segment. During the third quarter of 2008, we assessed the composition of our capitalized mortgage loan servicing portfolio and its related relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008. As of September 30, 2009, there were no open derivatives related to MSRs. (See “Part I—Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in our 2008 Form 10-K for more information.)
     The value of derivatives related to our MSRs decreased by $62 million during the third quarter of 2008. As described below, our net results from MSRs risk management activities were losses of $89 million and $63 million during the third quarters of 2009 and 2008, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs at September 30, 2009.

     The following table outlines Net loss on MSRs risk management activities:

	Three Months
	Ended September 30,
	2009	2008
	(In millions)
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	$(89)	$(1)
Net derivative loss related to mortgage servicing rights	—	(62)

Net loss on MSRs risk management activities	$(89)	$(63)

     Other Income
     Other income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and decreased by $3 million (75%) during the third quarter of 2009 compared to the third quarter of 2008. Our Investment securities consist of interests that continue to be held in the sale or securitization of mortgage loans, or retained interests. The unrealized gains during the third quarter of 2008 were primarily attributable to a favorable progression of trends in expected prepayments and realized losses as compared to our initial estimates, leading to greater expected cash flows from the underlying securities.
     Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses increased by $1 million (13%) during the third quarter of 2009 compared to the third quarter of 2008, primarily due to an increase in employees in our mortgage loan servicing operations associated with higher delinquencies and foreclosures, as well as an increase in management incentives.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with mortgage loans in foreclosure and real estate owned (“REO”) and allocations for overhead. Other operating expenses increased by $6 million (20%) during the third quarter of 2009 compared to the third quarter of 2008. This increase was primarily attributable to increases in actual and projected repurchases, indemnifications and related loss severity associated with the representations and warranties that we provide to purchasers and insurers of our sold loans primarily due to increased delinquency rates and a decline in housing prices during the third quarter of 2009 compared to the third quarter of 2008.
Fleet Management Services Segment
     Net revenues decreased by $49 million (11%) during the third quarter of 2009 compared to the third quarter of 2008. As discussed in greater detail below, the decrease in Net revenues was due to decreases of $38 million in Fleet lease income, $8 million in Other income and $3 million in Fleet management fees.
     Segment profit decreased by $3 million (18%) during the third quarter of 2009 compared to the third quarter of 2008 as the $49 million decrease in Net revenues was partially offset by a $46 million (10%) decrease in Total expenses. The $46 million decrease in Total expenses was primarily due to decreases of $18 million in Fleet interest expense, $14 million in Other operating expenses and $10 million in Depreciation on operating leases.
      During the third quarter of 2008, we recognized a gain of $7 million on the early termination of a technology development and licensing arrangment. Additionally, for the third quarter of 2009 compared to the third quarter of 2008, the primary drivers for the decrease in segment profit were improved lease margins and the impact of ongoing cost reduction initiatives partially offset by an increase in debt fees and volume declines.

     The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Three Months
	Ended September 30,
	2009	2008	Change	% Change
	(In thousands of units)
Leased vehicles	310	333	(23)	(7)%
Maintenance service cards	273	294	(21)	(7)%
Fuel cards	281	289	(8)	(3)%
Accident management vehicles	301	321	(20)	(6)%

	Three Months
	Ended September 30,
	2009	2008	Change	% Change
		(In millions)
Fleet management fees	$37	$40	$(3)	(8)%
Fleet lease income	363	401	(38)	(9)%
Other income	14	22	(8)	(36)%

Net revenues	414	463	(49)	(11)%

Salaries and related expenses	21	23	(2)	(9)%
Occupancy and other office expenses	4	5	(1)	(20)%
Depreciation on operating leases	315	325	(10)	(3)%
Fleet interest expense	22	40	(18)	(45)%
Other depreciation and amortization	2	3	(1)	(33)%
Other operating expenses	36	50	(14)	(28)%

Total expenses	400	446	(46)	(10)%

Segment profit	$14	$17	$(3)	(18)%

     Fleet Management Fees
     Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees decreased by $3 million (8%) during the third quarter of 2009 compared to the third quarter of 2008 primarily due to declines in average unit counts, which resulted in a $3 million decrease in revenues from our principal fee-based products. The decline in average unit counts, as detailed in the chart above, was primarily attributable to deteriorating economic conditions.
     Fleet Lease Income
     Fleet lease income decreased by $38 million (9%) during the third quarter of 2009 compared to the third quarter of 2008, primarily due to decreases in billings and lease syndication volume. The decrease in billings was primarily attributable to lower interest rates on variable-rate leases and the decline in average leased vehicles, as detailed in the chart above.
     Other Income
     Other income decreased by $8 million (36%) during the third quarter of 2009 compared to the third quarter of 2008. Other income for the third quarter of 2008 included a $7 million gain recognized on the early termination of a technology development and licensing arrangement.

     Salaries and Related Expenses
     Salaries and related expenses decreased by $2 million (9%) during the third quarter of 2009 compared to the third quarter of 2008, primarily due to a decrease in headcount as a result of management’s efforts to reduce costs during the fourth quarter of 2008.
     Depreciation on Operating Leases
     Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the third quarter of 2009 decreased by $10 million (3%) compared to the third quarter of 2008, primarily due to a decrease in vehicles under operating leases.
     Fleet Interest Expense
     Fleet interest expense decreased by $18 million (45%) during the third quarter of 2009 compared to the third quarter of 2008, primarily due to decreasing short-term interest rates related to borrowings associated with leased vehicles that was partially offset by an increase in debt fees on our vehicle management asset-backed debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, was 235 bps lower during the third quarter of 2009 compared to the third quarter of 2008.
     Other Operating Expenses
     Other operating expenses decreased by $14 million (28%) during the third quarter of 2009 compared to the third quarter of 2008, primarily due to a decrease in the cost of goods sold as a result of the decrease in lease syndication volume.
Results of Operations—Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008
Consolidated Results
     Our consolidated results of operations for the nine months ended September 30, 2009 and 2008 were comprised of the following:

	Nine Months
	Ended September 30,
	2009	2008	Change
		(In millions)
Net fee income	$328	$295	$33
Fleet lease income	1,087	1,191	(104)
Gain on mortgage loans, net	450	177	273
Mortgage net finance (expense) income	(39)	10	(49)
Loan servicing income	309	330	(21)
Valuation adjustments related to mortgage servicing rights	(294)	(288)	(6)
Other income	21	123	(102)

Net revenues	1,862	1,838	24

Depreciation on operating leases	962	971	(9)
Fleet interest expense	72	119	(47)
Goodwill impairment	—	61	(61)
Total other expenses	717	752	(35)

Total expenses	1,751	1,903	(152)

Income (loss) before income taxes	111	(65)	176
Provision for (benefit from) income taxes	43	(1)	44

Net income (loss)	68	(64)	132
Less: net income (loss) attributable to noncontrolling interest	12	(26)	38

Net income (loss) attributable to PHH Corporation	$56	$(38)	$94

     During the nine months ended September 30, 2009, our Net revenues increased by $24 million (1%) compared to the nine months ended September 30, 2008, due to an increase of $316 million in our Mortgage Production segment that was partially offset by decreases of $135 million in our Fleet Management Services segment, $108 million in our Mortgage Servicing segment and $49 million in other revenue, primarily related to a terminated merger agreement with General Electric Capital Corporation (the “Terminated Merger Agreement”) recognized during the nine months ended September 30, 2008, not allocated to our reportable segments. Our Income (loss) before income taxes changed favorably by $176 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to a $369 million favorable change in our Mortgage Production segment that was partially offset by unfavorable changes of $123 million in our Mortgage Servicing segment, $52 million in other income, primarily related to the Terminated Merger Agreement recognized during the nine months ended September 30, 2008, not allocated to our reportable segments and $18 million in our Fleet Management Services segment.
     We record our interim income tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable in accordance with ASC 740. Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore we record discrete year-to-date income tax provisions on those results.
     During the nine months ended September 30, 2009, the Provision for income taxes was $43 million and was impacted by a $1 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the nine months ended September 30, 2009 for which we believe it is more likely than not that the loss carryforwards will not be realized). Due to our mix of income and loss from our operations by entity and state income tax jurisdiction, there was a significant difference between the state effective income tax rates during the nine months ended September 30, 2009 and 2008.
     During the nine months ended September 30, 2008, the Benefit from income taxes was $1 million and was significantly impacted by an $8 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards of $17 million generated during the nine months ended September 30, 2008 for which we believed it was more likely than not that the loss carryforwards would not be realized that were partially offset by a $9 million reduction in certain loss carryforwards as a result of the receipt of approval from the Internal Revenue Service regarding an accounting method change). Additionally, a portion of PHH Home Loans’ Goodwill impairment was not deductible for federal and state income tax purposes, which impacted the computed effective tax rate for the interim period by $7 million.
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
     Mortgage Production Segment
     Net revenues increased by $316 million (91%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. As discussed in greater detail below, the increase in Net revenues was due to a $273 million increase in Gain on mortgage loans, net, a $44 million increase in Mortgage fees and a $2 million increase in Other income that were partially offset by a $3 million increase in Mortgage net finance expense.
     Segment profit (loss) changed favorably by $331 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to the $316 million increase in Net revenues and a $53 million (11%) decrease in Total expenses. The $53 million decrease in Total expenses was primarily due to a $61 million Goodwill impairment recorded during the nine months ended September 30, 2008 and a $9 million decrease in Occupancy and other office expenses that were partially offset by a $16 million increase in Salaries and related expenses. Net loss attributable to noncontrolling interest for the nine months ended September 30, 2008 was impacted by $30 million as a result of the PHH Home Loans’ Goodwill impairment. Segment loss for the nine months ended September 30, 2008 was impacted by $31 million as a result of the Goodwill impairment.
     The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Nine Months
	Ended September 30,
	2009	2008	Change	% Change
	(Dollars in millions, except
	average loan amount)
Loans closed to be sold	$22,917	$17,416	$5,501	32%
Fee-based closings	5,955	11,140	(5,185)	(47)%

Total closings	$28,872	$28,556	$316	1%

Purchase closings	$10,937	$17,335	$(6,398)	(37)%
Refinance closings	17,935	11,221	6,714	60%

Total closings	$28,872	$28,556	$316	1%

Fixed rate	$23,809	$16,442	$7,367	45%
Adjustable rate	5,063	12,114	(7,051)	(58)%

Total closings	$28,872	$28,556	$316	1%

Number of loans closed (units)	126,729	121,002	5,727	5%

Average loan amount	$227,827	$235,997	$(8,170)	(3)%

Loans sold	$22,558	$17,543	$5,015	29%

Applications	$41,807	$39,433	$2,374	6%

IRLCs expected to close	$19,999	$15,799	$4,200	27%

	Nine Months
	Ended September 30,
	2009	2008	Change	% Change
		(In millions)
Mortgage fees	$216	$172	$44	26%

Gain on mortgage loans, net	450	177	273	154%

Mortgage interest income	61	71	(10)	(14)%
Mortgage interest expense	(67)	(74)	7	9%

Mortgage net finance expense	(6)	(3)	(3)	(100)%
Other income	5	3	2	67%

Net revenues	665	349	316	91%

Salaries and related expenses	251	235	16	7%
Occupancy and other office expenses	23	32	(9)	(28)%
Other depreciation and amortization	10	10	—	—
Other operating expenses	128	127	1	1%
Goodwill impairment	—	61	(61)	(100)%

Total expenses	412	465	(53)	(11)%

Income (loss) before income taxes	253	(116)	369	n/m (1)
Less: net income (loss) attributable to noncontrolling interest	12	(26)	38	n/m (1)

Segment profit (loss)	$241	$(90)	$331	n/m (1)

(1)	n/m — Not meaningful.
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
     Mortgage fees increased by $44 million (26%) primarily due to an increase in first mortgage retail originations and the impact of a decrease in second-lien originations and closed mortgage loan purchases that were partially offset by a change in mix between fee-based closings and loans closed to be sold during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Although total closings only increased by 1%, mortgage fees associated with first mortgage retail originations are generally higher than those associated with second-lien originations and closed mortgage loan purchases, as we have a greater involvement in the origination process.
     The change in mix between fee-based closings and loans closed to be sold was primarily due to a decrease in fee-based closings from our financial institutions clients during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Mortgage interest rates declined to historic lows during the fourth quarter of 2008 and remained historically low through the third quarter of 2009, which resulted in a greater percentage of fixed-rate conforming mortgage loan originations, whereas our fee-based closings from our financial institutions clients have historically consisted of a greater percentage of ARMs.

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
     Prior to January 1, 2008, our IRLCs and loan-related derivatives were initially recorded at zero value at inception with changes in fair value recorded as a component of Gain on mortgage loans, net. Pursuant to the transition provisions of updates to ASC 815, “Derivatives and Hedging” (“ASC 815”), we recognized a benefit to Gain on mortgage loans, net during the nine months ended September 30, 2008 of approximately $30 million, as the value attributable to servicing rights related to IRLCs as of January 1, 2008 was excluded from the transition adjustment for the adoption of updates to ASC 820, “Fair Value Measurements and Disclosures.”
     The components of Gain on mortgage loans, net were as follows:

	Nine Months
	Ended September 30,
	2009	2008	Change	% Change
		(In millions)
Gain on loans	$427	$258	$169	66%
Change in fair value of MLHS and related derivatives:
ARMs	—	(20)	20	100%
Scratch and Dent and Alt-A loans	(6)	(20)	14	70%
Second-lien loans	(6)	(2)	(4)	(200)%
Construction loans	(4)	—	(4)	n/m (1)
Jumbo loans	(1)	(15)	14	93%
Economic hedge results	40	(54)	94	n/m (1)

Total change in fair value of MLHS and related derivatives	23	(111)	134	n/m (1)

Benefit of transition provision of updates to ASC 815	—	30	(30)	(100)%

Gain on mortgage loans, net	$450	$177	$273	154%

(1)	n/m — Not meaningful.
     Gain on mortgage loans, net increased by $273 million (154%) from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 due to a $169 million increase in gain on loans and a $134 million favorable variance from the change in fair value of MLHS and related derivatives that were partially offset by the $30 million benefit of the transition provision of updates to ASC 815 during the nine months ended September 30, 2008.
     The $169 million increase in gain on loans during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to significantly higher margins and a 27% increase in IRLCs expected to close. The significantly higher margins during the nine months ended September 30, 2009 were primarily attributable to an increase in industry refinance activity for conforming first mortgage loans, resulting from lower mortgage interest rates, coupled with lower overall industry capacity. Loan margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity. The increase in IRLCs expected to close was primarily attributable to an increase in refinance activity resulting from historically low mortgage interest rates during the nine months ended September 30, 2009 and the change in mix between fee-based closings and loans closed to be sold.

     The $134 million favorable variance from the change in fair value of MLHS and related derivatives was due to a $94 million favorable variance from economic hedge results and a $40 million reduction in unfavorable valuation adjustments for certain mortgage loans. The favorable variance from economic hedge results was primarily due to a decrease in hedge costs during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 and a favorable change in mortgage interest rates whereby the increase in value of IRLCs and MLHS exceeded the decrease in value of the related derivatives. The reduction in unfavorable valuation adjustments for certain mortgage loans was primarily due to a reduction in unfavorable adjustments related to ARMs, Scratch and Dent and Alt-A and jumbo loans that were partially offset by an increase in unfavorable adjustments related to second-lien and construction loans. The unfavorable valuation adjustments for Scratch and Dent and Alt-A, second-lien, construction and jumbo loans during the nine months ended September 30, 2009 were primarily due to decreases in the collateral values and credit performance of these loans. The unfavorable valuation adjustments for ARMs, Scratch and Dent and Alt-A, second-lien and jumbo loans during the nine months ended September 30, 2008 was the result of a continued decrease in demand for these types of loans due to adverse secondary mortgage market conditions unrelated to changes in interest rates.
     Mortgage Net Finance Expense
     Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average balance of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment increased by $3 million (100%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to a $10 million (14%) decrease in Mortgage interest income that was partially offset by a $7 million (9%) decrease in Mortgage interest expense. The $10 million decrease in Mortgage interest income was primarily due to lower interest rates related to loans held for sale and a lower average balance of loans held for sale. The $7 million decrease in Mortgage interest expense was attributable to a lower cost of funds from our outstanding borrowings. The lower cost of funds from our outstanding borrowings was primarily attributable to a decrease in short-term interest rates. A significant portion of our loan originations are funded with variable-rate short-term debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, was 247 bps lower, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
     Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses increased by $16 million (7%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, due to an $11 million increase in commissions expense, an $11 million increase in management incentives and a $9 million increase in costs associated with temporary and contract personnel that were partially offset by a $15 million decrease in salaries and related benefits. The increase in commissions expense, despite only a 1% increase in total closings, was primarily attributable to an increase in first mortgage retail originations during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, as there is higher commission cost associated with these loans. The increase in costs associated with temporary and contract personnel was due to the modification of our cost structure to a more flexible workforce. The decrease in salaries and related benefits was primarily attributable to a reduction in average full-time equivalent employees for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
     Occupancy and Other Office Expenses
     Occupancy and other office expenses decreased by $9 million (28%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to the reduction of leased space resulting from our continued efforts to reduce overall costs.

     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses increased by $1 million (1%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to an increase in origination-related expenses as a result of the increase in total closings and first mortgage retail originations due to the greater involvement that is required by us in the origination process as compared to second-lien retail originations and closed mortgage loan purchases that was partially offset by our continued efforts to reduce overall costs.
Mortgage Servicing Segment
     Net revenues decreased by $108 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. As discussed in greater detail below, the decrease in Net revenues was due to unfavorable changes of $49 million in Mortgage net finance (expense) income, $32 million in Other (expense) income, $21 million in Loan servicing income and $6 million in Valuation adjustments related to mortgage servicing rights.
     Segment loss increased by $123 million (256%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to the $108 million decrease in Net revenues and a $15 million (13%) increase in Total expenses. The $15 million increase in Total expenses was primarily due to increases of $12 million in Other operating expenses and $4 million in Salaries and related expenses.

     The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Nine Months
	Ended September 30,
	2009	2008	Change	% Change
		(In millions)
Average loan servicing portfolio	$149,274	$153,671	$(4,397)	(3)%

	Nine Months
	Ended September 30,
	2009	2008	Change	% Change
		(In millions)
Mortgage interest income	$10	$68	$(58)	(85)%
Mortgage interest expense	(45)	(54)	9	17%

Mortgage net finance (expense) income	(35)	14	(49)	n/m (1)

Loan servicing income	309	330	(21)	(6)%

Change in fair value of mortgage servicing rights	(294)	(109)	(185)	(170)%
Net derivative loss related to mortgage servicing rights	—	(179)	179	100%

Valuation adjustments related to mortgage servicing rights	(294)	(288)	(6)	(2)%

Net loan servicing income	15	42	(27)	(64)%

Other (expense) income	(20)	12	(32)	n/m (1)

Net revenues	(40)	68	(108)	n/m (1)

Salaries and related expenses	28	24	4	17%
Occupancy and other office expenses	7	8	(1)	(13)%
Other depreciation and amortization	1	1	—	—
Other operating expenses	95	83	12	14%

Total expenses	131	116	15	13%

Segment loss	$(171)	$(48)	$(123)	(256)%

(1)	n/m — Not meaningful.
     Mortgage Net Finance (Expense) Income
     Mortgage net finance (expense) income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, income from investment balances (including investments held by Atrium) and interest expense allocated on debt used to fund our MSRs, which is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance (expense) income changed unfavorably by $49 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to a $58 million (85%) decrease in Mortgage interest income that was partially offset by a $9 million (17%) decrease in Mortgage interest expense. The decrease in Mortgage interest income was due to lower short-term interest rates and lower average escrow balances in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Escrow balances earn income based on one-month LIBOR, which was 247 bps lower, on average, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The lower average escrow balances were due to the 3% decrease in the average loan servicing portfolio. The ending one-month LIBOR rate at September 30, 2009 was 25 bps, which has significantly reduced the earnings opportunity related to our escrow balances compared to historical periods. The decrease in Mortgage interest expense was due to lower cost of funds from our outstanding borrowings, primarily due to the decrease in short-term interest rates, and lower average borrowings allocable to our Mortgage Servicing segment.

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
     The components of Loan servicing income were as follows:

	Nine Months
	Ended September 30,
	2009	2008	Change	% Change
		(In millions)
Net service fee revenue	$316	$324	$(8)	(2)%
Late fees and other ancillary servicing revenue	42	34	8	24%
Curtailment interest paid to investors	(36)	(24)	(12)	(50)%
Net reinsurance loss	(13)	(4)	(9)	(225)%

Loan servicing income	$309	$330	$(21)	(6)%

     Loan servicing income decreased by $21 million (6%) from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 due to an increase in curtailment interest paid to investors, an increase in net reinsurance loss and a decrease in net service fee revenue that were partially offset by an increase in late fees and other ancillary servicing revenue. The $12 million increase in curtailment interest paid to investors was primarily due to a 61% increase in loans included in our loan servicing portfolio that paid off during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The $9 million increase in net reinsurance loss during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to an increase in the liability for reinsurance losses. The $8 million decrease in net service fee revenue was primarily due to the 3% decrease in the average loan servicing portfolio. The $8 million increase in late fees and other ancillary servicing revenue was primarily due to an increase in loss mitigation revenue and recording fees. Additionally, late fees and other ancillary servicing revenue for the nine months ended September 30, 2009 included a $4 million gain recognized resulting from an increase in expected proceeds from the sale of MSRs during 2007.
     Valuation Adjustments Related to Mortgage Servicing Rights
     Valuation adjustments related to mortgage servicing rights include Change in fair value of mortgage servicing rights and Net derivative loss related to mortgage servicing rights. The components of Valuation adjustments related to mortgage servicing rights are discussed separately below.
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

     The components of Change in fair value of mortgage servicing rights were as follows:

	Nine Months
	Ended September 30,
	2009	2008	Change	% Change
		(In millions)
Actual prepayments of the underlying mortgage loans	$(200)	$(122)	$(78)	(64)%
Actual receipts of recurring cash flows	(43)	(49)	6	12%
Changes in portfolio delinquencies and foreclosures	(66)	(41)	(25)	(61)%
Changes in market inputs or assumptions used in the valuation model	15	103	(88)	(85)%

Change in fair value of mortgage servicing rights	$(294)	$(109)	$(185)	(170)%

     The fluctuation in the decline in value of our MSRs due to actual prepayments during the nine months ended September 30, 2009 in comparison to the nine months ended September 30, 2008 was primarily attributable to higher prepayment rates. The actual prepayment rate of mortgage loans in our capitalized servicing portfolio was 21% and 12% of the unpaid principal balance of the underlying mortgage loan, on an annualized basis, during the nine months ended September 30, 2009 and 2008, respectively.
     During the nine months ended September 30, 2009 and 2008, the value of our MSRs was reduced by $66 million and $41 million, respectively, due to changes in portfolio delinquencies and foreclosures. The increase in portfolio delinquencies and foreclosures during the nine months ended September 30, 2009 was primarily due to the deteriorating economic conditions.
     The $15 million favorable change during the nine months ended September 30, 2009 due to changes in market inputs or assumptions used in the valuation model was primarily due to a slight increase in mortgage interest rates during the nine months ended September 30, 2009. Short-term expected prepayment speeds were adjusted due to the expected immediate impact of the new initiatives announced by the federal government during 2009, specifically the increase in maximum LTV for refinances of existing Fannie Mae loans to 125% of the unpaid principal balance. The $103 million favorable change during the nine months ended September 30, 2008 was primarily due to the impact of an increase in the spread between the mortgage coupon rates and the underlying risk-free interest rate, coupled with a decrease in modeled prepayment speeds, which were adjusted to reflect current market conditions and were impacted by factors including, but not limited to, home prices, underwriting standards and product characteristics.
     Net Derivative Loss Related to Mortgage Servicing Rights: From time to time, we use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. (See Note 6, “Derivatives and Risk Management Activities” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.) The amount and composition of derivatives, if any, that we may use will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the expected increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). During periods of increased interest rate volatility, we anticipate increased costs associated with derivatives related to MSRs that are available in the market. The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, the benefit of the natural business hedge may not be realized under certain circumstances regardless of the change in interest rates. Reliance on the natural business hedge during the nine months ended September 30, 2009 resulted in greater volatility in the results of our Mortgage Servicing segment. During the third quarter of 2008, we assessed the composition of our capitalized mortgage loan servicing portfolio and its related relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008. As of September 30, 2009, there were no open derivatives related to MSRs. (See “Part I—Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in our 2008 Form 10-K for more information.)
     The value of derivatives related to our MSRs decreased by $179 million during the nine months ended September 30, 2008. As described below, our net results from MSRs risk management activities were gains of $15 million and losses of $76 million during the nine months ended September 30, 2009 and 2008, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs at September 30, 2009.
     The following table outlines Net gain (loss) on MSRs risk management activities:

	Nine Months
	Ended September 30,
	2009	2008
	(In millions)
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	$15	$103
Net derivative loss related to mortgage servicing rights	—	(179)

Net gain (loss) on MSRs risk management activities	$15	$(76)

     Other (Expense) Income
     Other (expense) income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and changed unfavorably by $32 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Our Investment securities consist of interests that continue to be held in the sale or securitization of mortgage loans, or retained interests. The unrealized losses during the nine months ended September 30, 2009 were primarily attributable to significant increases in the delinquency of the underlying mortgage loans and an acceleration of our assumption of projected losses, which caused a decline in the expected cash flows from the underlying securities. The unrealized gains during the nine months ended September 30, 2008 were primarily attributable to a favorable progression of trends in expected prepayments and realized losses as compared to our initial estimates, leading to greater expected cash flows from the underlying securities.
     Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses increased by $4 million (17%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to an increase in employees in our mortgage loan servicing operations associated with higher delinquencies and foreclosures, as well as an increase in management incentives.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with mortgage loans in foreclosure and REO and allocations for overhead. Other operating expenses increased by $12 million (14%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase was primarily attributable to increases in actual and projected repurchases, indemnifications and related loss severity associated with the representations and warranties that we provide to purchasers and insurers of our sold loans primarily due to increased delinquency rates and a decline in housing prices during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Fleet Management Services Segment
     Net revenues decreased by $135 million (10%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. As discussed in greater detail below, the decrease in Net revenues was due to decreases of $104 million in Fleet lease income, $20 million in Other income and $11 million in Fleet management fees.
     Segment profit decreased by $18 million (32%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as the $135 million decrease in Net revenues was partially offset by a $117 million (9%) decrease in Total expenses. The $117 million decrease in Total expenses was primarily due to decreases of $48 million in Other operating expenses, $48 million in Fleet interest expense, $10 million in Salaries and related expenses and $9 million in Depreciation on operating leases.
     For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, the primary drivers for the reduction in segment profit were an increase in debt fees and volume declines partially offset by improved lease margins and the impact of ongoing cost reduction initiatives. Additionally, during the nine months ended September 30, 2009 we recognized a gain of $7 million on the early termination of a technology development and licensing arrangement.
     The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Nine Months
	Ended September 30,
	2009	2008	Change	% Change
	(In thousands of units)

Leased vehicles	318	337	(19)	(6)%
Maintenance service cards	277	302	(25)	(8)%
Fuel cards	284	299	(15)	(5)%
Accident management vehicles	311	324	(13)	(4)%

	Nine Months
	Ended September 30,
	2009	2008	Change	% Change
	(In millions)

Fleet management fees	$112	$123	$(11)	(9)%
Fleet lease income	1,087	1,191	(104)	(9)%
Other income	42	62	(20)	(32)%

Net revenues	1,241	1,376	(135)	(10)%

Salaries and related expenses	63	73	(10)	(14)%
Occupancy and other office expenses	13	15	(2)	(13)%
Depreciation on operating leases	962	971	(9)	(1)%
Fleet interest expense	76	124	(48)	(39)%
Other depreciation and amortization	8	8	—	—
Other operating expenses	80	128	(48)	(38)%

Total expenses	1,202	1,319	(117)	(9)%

Segment profit	$39	$57	$(18)	(32)%

     Fleet Management Fees
     Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees decreased by $11 million (9%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to declines in average unit counts, which resulted in a $9 million decrease in revenues from our principal fee-based products. The decline in average unit counts, as detailed in the chart above, was primarily attributable to deteriorating economic conditions.
      Fleet Lease Income
     Fleet lease income decreased by $104 million (9%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to decreases in billings and lease syndication volume. The decrease in billings was primarily attributable to lower interest rates on variable-rate leases and a decline in average leased vehicles, as detailed in the chart above.
     Other Income
     Other income decreased by $20 million (32%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to a decrease in vehicle sales at our dealerships. Other income for the nine months ended September 30, 2008 included a $7 million gain recognized on the early termination of a technology development and licensing arrangement.
     Salaries and Related Expenses
     Salaries and related expenses decreased by $10 million (14%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to a decrease in headcount as a result of management’s efforts to reduce costs during the fourth quarter of 2008.
     Depreciation on Operating Leases
     Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the nine months ended September 30, 2009 decreased by $9 million (1%) compared to the nine months ended September 30, 2008 primarily due to a decrease in vehicles under operating leases.
     Fleet Interest Expense
     Fleet interest expense decreased by $48 million (39%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to decreasing short-term interest rates related to borrowings associated with leased vehicles that was partially offset by an increase in debt fees on our vehicle management asset-backed debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, was 247 bps lower during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
     Other Operating Expenses
     Other operating expenses decreased by $48 million (38%) during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to a decrease in cost of goods sold as a result of the decreases in lease syndication volume and vehicle sales at our dealerships.

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
     The credit markets have experienced extreme volatility and disruption despite a series of high profile interventions on the part of the federal government. Dramatic declines in the housing market, adverse developments in the secondary mortgage market and volatility in ABS markets, including Canadian ABS markets, have negatively impacted the availability of funding and have limited our access to one or more of the funding sources used to fund MLHS and Net investment in fleet leases. However, conditions in the ABS markets and the credit markets have improved significantly during 2009. While we expect that the costs associated with our borrowings, including relative spreads and conduit fees, will be higher during the remainder of 2009 compared to such costs prior to the disruption in the credit markets, relative spreads have tightened significantly during 2009. (See “—Debt Maturities” below for more information regarding the contractual maturity dates for our borrowing arrangements.)
     Due to disruptions in the credit markets, specifically the Canadian ABS markets, beginning in the second half of 2007, we have been unable to utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for new lease originations by our Canadian fleet management operations. This has resulted in an increase in the use of unsecured funding for the origination of operating leases in Canada. Vehicles under operating leases are included within Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheets net of accumulated depreciation, whereas the component of Net investment in fleet leases related to direct financing leases represents the lease payment receivable related to those leases net of any unearned income. While we continue to consider alternative sources of dedicated financing for our Canadian fleet management operations, approximately $339 million of capacity under our unsecured credit facilities is being used to fund Canadian operating leases as of September 30, 2009, and we have $501 million available under our unsecured credit facilities which is available to fund Canadian vehicle purchases.
     In order to provide adequate liquidity throughout a broad array of operating environments, our funding plan relies upon multiple sources of liquidity and considers our projected cash needs to fund mortgage loan originations, purchase vehicles for lease, hedge our MSRs (if any) and meet various other obligations. We maintain liquidity at the parent company level through access to the unsecured debt markets and through unsecured committed bank facilities. Unsecured debt markets include commercial paper issued by the parent company which we fully support with committed bank facilities; however, there has been limited funding available in the commercial paper market since January 2008. During the third quarter of 2009, we accessed the unsecured debt markets through the issuance of the 2014 Convertible Notes. See “—Indebtedness—Unsecured Debt” for further discussion regarding the 2014 Convertible Notes. These various unsecured sources of funds are utilized to provide for a portion of the operating needs of our mortgage and fleet management businesses. In addition, secured borrowings, including asset-backed debt, asset sales and securitization of assets, are utilized to fund both vehicles under management and mortgages held for resale. Our inability to renew such financing arrangements would eliminate a significant source of liquidity for our operations and there can be no assurance that we would be able to find replacement financing on terms acceptable to us, if at all. We intend to continue to evaluate alternative funding strategies.
     We are also pursuing alternative sources of potential funding, including the possible issuance of additional ABS securities. Currently, Chesapeake is eligible to issue up to $1.65 billion in additional TALF-eligible securities through March 2010. However, there can be no assurance that we will be successful in our funding efforts, particularly with respect to TALF. See “—Overview—Fleet Management Services Segment—Fleet Industry Trends” for further discussion regarding TALF.
     Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months. We expect aggregate capital expenditures for 2009 to be between $10 million and $15 million, in comparison to $23 million for 2008.
Cash Flows
     At September 30, 2009, we had $140 million of Cash and cash equivalents, an increase of $31 million from $109 million at December 31, 2008. The following table summarizes the changes in Cash and cash equivalents during the nine months ended September 30, 2009 and 2008:

	Nine Months
	Ended September 30,
	2009	2008	Change
	(In millions)

Cash provided by (used in):
Operating activities	$878	$1,348	$(470)
Investing activities	(461)	(1,068)	607
Financing activities	(353)	(332)	(21)
Effect of changes in exchange rates on Cash and cash equivalents	(33)	8	(41)

Net increase (decrease) in Cash and cash equivalents	$31	$(44)	$75

     Operating Activities
     During the nine months ended September 30, 2009, we generated $470 million less cash from our operating activities than during the nine months ended September 30, 2008 primarily due to a $319 million decrease in net cash inflows related to the origination and sale of mortgage loans. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.
     Investing Activities
     During the nine months ended September 30, 2009, we used $607 million less cash in our investing activities than during the nine months ended September 30, 2008. The decrease in cash used in investing activities was primarily attributable to a $617 million decrease in net cash outflows related to the acquisition and sale of investment vehicles and a $129 million decrease in cash paid on derivatives related to MSRs partially offset by a $174 million decrease in proceeds from the sale of MSRs due to partial receipts during the nine months ended September 30, 2009 and 2008 from the sale of MSRs during 2007 and a $26 million decrease in net settlement proceeds from derivatives related to MSRs. Cash flows related to the acquisition and sale of vehicles fluctuate significantly from period to period due to the timing of the underlying transactions.
     Financing Activities
     During the nine months ended September 30, 2009, we used $21 million more cash in our financing activities than during the nine months ended September 30, 2008 primarily due to an $86 million increase in principal payments on borrowings, net of proceeds and a $4 million increase in net cash payments for Purchased Options and Sold Warrants related to the offering of the 2014 Convertible Notes compared to the 2012 Convertible Notes (as defined and further discussed in "—Indebtedness” below) that were partially offset by a $73 million lower net decrease in short-term borrowings. See “—Indebtedness” below for further discussion regarding the 2014 Convertible Notes and related Purchased Options and Sold Warrants.
     Secondary Mortgage Market
     We rely on the secondary mortgage market for a substantial amount of liquidity to support our mortgage operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market, primarily in the form of MBS, ABS and whole-loan transactions. A large component of the MBS we sell is guaranteed by

Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”). Historically, we have also issued non-agency (or non-conforming) MBS and ABS. We have also publicly issued both non-conforming MBS and ABS that are registered with the Securities and Exchange Commission (“SEC”), in addition to private non-conforming MBS and ABS. However, secondary market liquidity for all non-conforming products has been severely limited since the second quarter of 2007. Generally, these types of securities have their own credit ratings and require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance (“PMI”), and/or private surety guarantees.
     The Agency MBS, whole-loan and non-conforming markets for mortgage loans have historically provided substantial liquidity for our mortgage loan production operations. Because certain of these markets are illiquid, including those for jumbo, Alt-A, and other non-conforming loan products, we have modified the types of loans that we originated and expect to continue to modify the types of mortgage loans that we originate in accordance with secondary market liquidity. We focus our business process on consistently producing quality mortgages that meet investor requirements to continue to access these markets. Substantially all of our loans closed to be sold originated during the nine months ended September 30, 2009 were conforming.
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
Indebtedness
     We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	September 30,	December 31,
	2009	2008
	(In millions)
Restricted cash	$641	$614
Mortgage loans held for sale	1,256	1,006
Net investment in fleet leases	3,698	4,204
Mortgage servicing rights	1,367	1,282
Investment securities	12	37

Assets under management programs	$6,974	$7,143

     The following tables summarize the components of our indebtedness as of September 30, 2009:

September 30, 2009
							Assets Held as Collateral(1)
									Mortgage	Net
					Maturity/				Loans	Investment
			Interest		Expiry		Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date		Receivable	Cash	Sale	Leases(4)
	(Dollars in millions)
Chesapeake Series 2006-1 Variable Funding Notes	$154	$154			3/27/2009	(5)
Chesapeake Series 2006-2 Variable Funding Notes	768	768			2/26/2009	(5)
Chesapeake Series 2009-1 Term Notes	1,000	1,000			5/20/2010
Chesapeake Series 2009-2 Class A Term Notes	850	850			2/17/2011
Chesapeake Series 2009-2 Class B Term Notes(6)	27	27			2/17/2011
Chesapeake Series 2009-2 Class C Term Notes(6)	24	24			2/17/2011

Other	34	34			3/2010-6/2016

Total Vehicle Management Asset-Backed Debt	2,857	2,857	2.2	%(7)			$30	$361	$—	$3,130

RBS Repurchase Facility(8)	552	1,500	3.0%		6/24/2010		—	—	599	—
Fannie Mae Repurchase Facilities(9)	418	418	1.0%		N/A		—	—	423	—
Other	4	4	3.1%		10/29/2009		—	—	4	—

Total Mortgage Warehouse Asset-Backed Debt	974	1,922					—	—	1,026	—

Term Notes(10)	440	440	6.5%-7.9	%(11)	4/2010-4/2018		—	—	—	—
Credit Facilities(12)	789	1,305	1.0	%(13)	1/6/2011		—	—	—	—
Convertible Notes due 2012(14)	218	218	4.0%		4/15/2012		—	—	—	—
Convertible Notes due 2014(15)	177	177	4.0%		9/1/2014		—	—	—	—

Total Unsecured Debt	1,624	2,140					—	—	—	—

Total Debt	$5,455	$6,919					$30	$361	$1,026	$3,130

(1)	Assets held as collateral are not available to pay our general obligations.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements. The Series 2009-1 and Series 2009-2 notes have revolving periods during which time the pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of our Fleet Management Services segment. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(3)	Represents the variable interest rate as of the respective date, with the exception of total vehicle management asset-backed debt, term notes, the 2012 Convertible Notes and the 2014 Convertible Notes.

(4)	The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust and we act as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements.

(5)	We elected to allow the Series 2006-2 notes and Series 2006-1 notes to amortize in accordance with their terms on their Scheduled Expiry Dates (as defined below). During the Amortization Periods (as defined below), we are unable to borrow additional amounts under these notes. See “Asset-Backed Debt—Vehicle Management Asset Backed Debt” below for additional information.

(6)	The carrying amount of the Chesapeake Series 2009-2 Series B and Series C term notes as of September 30, 2009 is net of an unamortized discount of $4 million and $5 million, respectively. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(7)	Represents the weighted-average interest rate of our vehicle management asset-backed debt arrangements as of September 30, 2009.

(8)	We maintain a variable-rate committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). At our election, subject to compliance with the terms of the Amended Repurchase Agreement and payment of renewal fees, the RBS Repurchase Facility was renewed for an additional 364-day term on June 25, 2009.

(9)	The balance and capacity represents amounts outstanding under our variable-rate uncommitted mortgage repurchase facilities (the “Fannie Mae Repurchase Facilities”) with Fannie Mae. Total uncommitted capacity was approximately $2.8 billion as of September 30, 2009.

(10)	Represents medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A.

(11)	Represents the range of stated interest rates of the MTNs outstanding as of September 30, 2009. The effective rate of interest of our outstanding MTNs was 7.2% as of September 30, 2009.

(12)	Credit facilities primarily represents a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.

(13)	Represents the interest rate on the Amended Credit Facility as of September 30, 2009, excluding per annum utilization and facility fees. The outstanding balance as of September 30, 2009 also includes $73 million outstanding under another variable-rate credit facility that bore interest at 1.4%. See “Unsecured Debt—Credit Facilities” below for additional information.

(14)	On April 2, 2008, we completed a private offering of our 4.0% Convertible Senior Notes due 2012 (the “2012 Convertible Notes”) with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The carrying amount as of September 30, 2009 is net of an unamortized discount of $32 million. The effective rate of interest of the 2012 Convertible Notes was 12.4% as of September 30, 2009, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs. There were no conversions of the 2012 Convertible Notes during the nine months ended September 30, 2009.

(15)	On September 29, 2009, we completed a private offering of our 4.0% Convertible Senior Notes due 2014 (the “2014 Convertible Notes”) with an aggregate principal balance of $250 million and a maturity date of September 1, 2014 to certain qualified institutional buyers. The carrying amount as of September 30, 2009 is net of an unamortized discount of $73 million. The effective rate of interest of the 2014 Convertible Notes was 13.0% as of September 30, 2009, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs. There were no conversions of the 2014 Convertible Notes during the nine months ended September 30, 2009.
Asset-Backed Debt
     Vehicle Management Asset-Backed Debt
     Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake, to support the acquisition of vehicles used by our Fleet Management Services segment’s U.S. leasing operations. On February 27, 2009, we amended the agreement governing the Series 2006-1 notes to extend the scheduled expiry date to March 27, 2009 in order to provide additional time for us and the lenders of the Chesapeake notes to evaluate the long-term funding arrangements for its Fleet Management Services segment. The amendment also included a reduction in the total capacity of the Series 2006-1 notes from $2.5 billion to $2.3 billion and the payment of certain extension fees. Additionally, on February 26, 2009 and March 27, 2009 (the “Scheduled Expiry Dates”) the Company elected to allow the Series 2006-2 and Series 2006-1 notes, respectively, to amortize in accordance with their terms, as further discussed below. On October 8, 2009, the remaining obligations under the Series 2006-1 Chesapeake variable funding notes were paid in full.
     On June 9, 2009, Chesapeake issued $1.0 billion of TALF-eligible term notes under Series 2009-1 to repay a portion of the Series 2006-1 notes and provide additional committed funding for our Fleet Management Services operations. The Series 2009-1 notes have a revolving period, after which the Series 2009-1 notes shall amortize in accordance with their terms beginning on May 20, 2010, as further discussed below. During the revolving period, the Series 2009-1 note’s pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of our Fleet Management Services segment.
     On September 11, 2009, Chesapeake issued $850 million of Class A TALF-eligible term notes under Series 2009-2 to repay a portion of the Series 2006-1 variable funding notes and provide additional committed funding for our Fleet Management Services operations. On September 11, 2009, Chesapeake also issued $31 million and $29 million of Class B and Class C, respectively, term notes under Series 2009-2, which were purchased by another of our wholly owned subsidiaries, to repay a portion of the Series 2006-1 variable funding notes and provide additional committed funding for our Fleet Management Services segment. Subsequently, on September 29, 2009, the Series 2009-2 Class B and Series 2009-2 Class C notes were resold to certain qualified institutional buyers. The Series 2009-2 notes have a revolving period, after which, the Series 2009-2 notes shall amortize in accordance with their terms beginning on February 17, 2011, as further discussed below. During the revolving period, the Series 2009-2 notes’ pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of our Fleet Management Services segment.
     During the amortization periods, we will be unable to borrow additional amounts under the variable funding notes or use the pro-rata share of lease cash flows to fund the acquisition of vehicles to be leased under the term notes, and monthly repayments will be made on the notes through the earlier of 125 months following the Scheduled Expiry Dates, or when the respective series of notes are paid in full based on an allocable share of the collection of cash receipts of lease payments from its clients relating to the collateralized vehicle leases and related assets (the “Amortization Period”). The allocable share is based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the Amortization Period. After the payment of interest, servicing fees, administrator fees and servicer advance reimbursements, any monthly lease collections during the Amortization Period of a particular series would be applied to reduce the principal balance of the series notes.
     As of September 30, 2009, 84% of the Company’s fleet leases collateralize the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding and term notes (the “Chesapeake Lease Portfolio”). Approximately 99% of the Chesapeake Lease Portfolio as of September 30, 2009 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of September 30, 2009, the Chesapeake Lease Portfolio consisted of 23% and 77% fixed-rate and variable-rate leases, respectively. As of September 30, 2009, the top 25 client lessees represented approximately 50% of the Chesapeake Lease Portfolio, with no client exceeding 5%.
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
     The Mortgage Venture maintained a variable-rate committed repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. On December 15, 2008, the parties agreed to amend the Mortgage Venture Repurchase Facility to, among other things, reduce the total committed capacity to $125 million by March 31, 2009 through a series of commitment reductions. Additionally, the parties elected not to renew the Mortgage Venture Repurchase Facility beyond its maturity date and we repaid all outstanding obligations under the Mortgage Venture Repurchase Facility on May 28, 2009. Although the Mortgage Venture continues to evaluate potential alternative sources of committed mortgage warehouse asset-backed debt, there can be no assurance that such alternative sources of funding will be obtained on terms that are commercially agreeable to us, if at all. Alternatively, during the first half of 2009, the Mortgage Venture undertook a variety of actions in order to shift its mortgage loan production primarily to mortgage loans that are brokered through third party investors, including PHH Mortgage, in order to decrease its reliance on committed mortgage warehouse asset-backed debt unless and until an alternative source of funding is obtained.

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
Unsecured Debt
     Historically, the public debt markets have been an important source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. The credit markets have experienced extreme volatility and disruption, which has resulted in a significant tightening of credit, including with respect to unsecured debt. Prior to the disruption in the credit markets, we typically accessed these markets by issuing unsecured commercial paper and MTNs. During the nine months ended September 30, 2009, there was no funding available to us in the commercial paper markets, and availability is unlikely given our short-term credit ratings. It is our policy to maintain available capacity under our committed unsecured credit facilities to fully support our outstanding unsecured commercial paper. However, given that the commercial paper markets are unavailable to us, our committed unsecured credit facilities have provided us with an alternative source of liquidity. During 2008 and 2009, we also accessed the institutional debt market through the issuance of the 2012 Convertible Notes and the 2014 Convertible Notes. As of September 30, 2009, we had a total of approximately $835 million in unsecured public and institutional debt outstanding.
     Our credit ratings as of October 26, 2009 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings
Senior debt	Ba2	BB+	BB+
Short-term debt	NP	B	B
     As of October 26, 2009, the ratings outlooks on our senior unsecured debt provided by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Negative. There can be no assurance that the ratings and ratings outlooks on our senior unsecured long-term debt and other debt will remain at these levels.
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

     Credit Facilities
     Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. On February 11, 2009, Standard & Poor’s downgraded its rating of our senior unsecured long-term debt from BBB- to BB+, and Fitch Ratings’ rating of our senior unsecured long-term debt was lowered to BB+ on February 26, 2009. In addition, on March 2, 2009, Moody’s Investors Service downgraded its rating of our senior unsecured long-term debt from Ba1 to Ba2. As of September 30, 2009, borrowings under the Amended Credit Facility bore interest at a margin of 70.0 bps over a benchmark index of either LIBOR or the federal funds rate. The Amended Credit Facility also requires us to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of September 30, 2009, the per annum utilization fee and facility fee were 12.5 bps and 17.5 bps, respectively.
     Convertible Notes
     The 2014 Convertible Notes are our senior unsecured obligations, which rank equally with all of our existing and future senior debt. The 2014 Convertible Notes are governed by an indenture (the “2014 Convertible Notes Indenture”), dated September 29, 2009, between us and The Bank of New York Mellon, as trustee.
     Under the 2014 Convertible Notes Indenture, holders may convert (the “Conversion Option”) all or any portion of the 2014 Convertible Notes at any time from, and including, March 1, 2014 through the third business day immediately preceding their maturity on September 1, 2014 or prior to March 1, 2014 in the event of the occurrence of certain triggering events related to the price of the 2014 Convertible Notes, the price of the Company’s Common stock or certain corporate events. Upon conversion, we will deliver the principal portion in cash and, if the conversion price calculated for each business day over a period of 60 consecutive business days exceeds the principal amount (the “Conversion Premium”), shares of our Common stock or cash for the Conversion Premium, but currently only in cash as further discussed below. Subject to certain exceptions, the holders of the 2014 Convertible Notes may require us to repurchase all or a portion of their 2014 Convertible Notes upon a fundamental change, as defined under the 2014 Convertible Notes Indenture. The Company will generally be required to increase the conversion rate for holders that elect to convert their 2014 Convertible Notes in connection with a make-whole fundamental change. In addition, the conversion rate may be adjusted upon the occurrence of certain events. We may not redeem the 2014 Convertible Notes prior to their maturity on September 1, 2014.
     In connection with the issuance of the 2014 Convertible Notes, we entered into convertible note hedging transactions with respect to the Conversion Premium (the “Purchased Options”) and warrant transactions whereby we sold warrants to acquire, subject to certain anti-dilution adjustments, shares of our Common stock (the “Sold Warrants”). The Purchased Options and Sold Warrants are intended to reduce the potential dilution of our Common stock upon potential future conversion of the 2014 Convertible Notes and generally have the effect of increasing the conversion price of the 2014 Convertible Notes from $25.805 (based on the initial conversion rate of 38.7522 shares of the Company’s Common stock per $1,000 principal amount of the 2014 Convertible Notes) to $34.74 per share.
     The 2014 Convertible Notes bear interest at 4.0% per year, payable semiannually in arrears in cash on March 1st and September 1st. In connection with the issuance of the 2014 Convertible Notes, we recognized an original issue discount and issuance costs of $74 million, which are being accreted to Mortgage interest expense in the accompanying Condensed Consolidated Statements of Operations through March 1, 2014 or the earliest conversion date of the 2014 Convertible Notes.
     The New York Stock Exchange regulations require stockholder approval prior to the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding common stock. Unless and until stockholder approval to exceed this limitation is obtained, we will settle conversion of the 2014 Convertible Notes entirely in cash. Based on these settlement terms, we determined that at the time of issuance of the 2014 Convertible Notes, the Conversion Option and Purchased Options did not meet all the criteria for equity classification and, therefore, recognized the Conversion Option and Purchased

Options as a derivative liability and derivative assets, respectively, with the offsetting changes in their fair values recognized in Mortgage interest expense, in the accompanying Condensed Consolidated Financial Statements. (See Note 6, “Derivatives and Risk Management Activities” in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding the Conversion Option and Purchased Options.) We determined that the Sold Warrants were indexed to our own stock and met all the criteria for equity classification. The Sold Warrants were recorded in Additional paid-in capital in the Condensed Consolidated Financial Statements and have no impact on the Company’s Condensed Consolidated Statements of Operations.
     The net proceeds from the offering were approximately $242 million. We used a portion of such proceeds from the offering to pay the cost to us of the Purchased Options, taking into account the proceeds from the Sold Warrants. The remainder of the proceeds from the offering and the Sold Warrants were used to reduce amounts outstanding under the Amended Credit Facility.
     Debt Maturities
     The following table provides the contractual maturities of our indebtedness at September 30, 2009. The maturities of our vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets:

	Asset-Backed	Unsecured	Total
	(In millions)
Within one year	$1,572	$6	$1,578
Between one and two years	873	788	1,661
Between two and three years	705	250	955
Between three and four years	429	421	850
Between four and five years	252	250	502
Thereafter	9	9	18

	$3,840	$1,724	$5,564

     As of September 30, 2009, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)
Asset-Backed Funding Arrangements
Vehicle management(2)	$2,857	$2,857	$—
Mortgage warehouse(3)	1,922	974	948
Unsecured Committed Credit Facilities (4)	1,305	804	501

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(2)	On February 27, 2009 and March 30, 2009, the Amortization Period of the Series 2006-2 and Series 2006-1 notes, respectively, began during which time we are unable to borrow additional amounts under these notes. Amounts outstanding under the Series 2006-2 and Series 2006-1 notes were $768 million and $154 million, respectively, as of September 30, 2009. The Series 2009-1 and Series 2009-2 notes have revolving periods during which time the pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of our Fleet Management Services segment. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” above for additional information.

(3)	Capacity does not reflect $2.4 billion undrawn under the $2.8 billion Fannie Mae Repurchase Facilities, as these facilities are uncommitted.

(4)	Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in our accompanying Condensed Consolidated Balance Sheet.

Debt Covenants
     Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility and the RBS Repurchase Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Repurchase Facility requires PHH Mortgage to maintain a minimum of $3.0 billion in mortgage repurchase or warehouse facilities, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the RBS Repurchase Facility. At September 30, 2009, we were in compliance with all of our financial covenants related to our debt arrangements.
     Under certain of our financing, servicing, hedging and related agreements and instruments (collectively, the “Financing Agreements”), the lenders or trustees have the right to notify us if they believe we have breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure certain of such events of default. If we do not cure the events of default or obtain necessary waivers within the required time periods, the maturity of some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of our Financing Agreements would trigger cross-default provisions under certain of our other Financing Agreements.
Critical Accounting Policies
     There have not been any significant changes to the critical accounting policies discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our 2008 Form 10-K.
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
Interest Rate Risk
Mortgage Servicing Rights
     Our MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. From time to time, we use a combination of derivative instruments to offset potential adverse changes in the fair value of our MSRs that could affect reported earnings. During 2008, we assessed the composition of our capitalized mortgage loan servicing portfolio and its relative sensitivity to refinance if interest rates decline, the cost of hedging and the anticipated effectiveness of the hedge given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008, which resulted in volatility in the results of operations for our Mortgage Servicing segment during the nine months ended September 30, 2009. As of September 30, 2009, there were no open derivatives related to MSRs. Our decisions regarding the use of derivatives related to MSRs, if any, could result in continued volatility in the results of operations for our Mortgage Servicing segment.
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
Consumer Credit Risk
Loan Recourse
     We sell a majority of our loans on a non-recourse basis. We also provide representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The unpaid principal balance of loans sold by us represents the maximum potential exposure related to representation and warranty provisions; however, we cannot estimate our maximum exposure because we do not service all of the loans for which we have provided a representation or warranty.
     We had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. We are no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $12 million as of September 30, 2009, 36.10% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans). In addition, the outstanding balance of other loans sold with specific recourse by us and those for which a breach of representation or warranty provision was identified subsequent to sale was $236 million as of September 30, 2009, 14.13% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).
     As of September 30, 2009, we had a liability of $48 million, included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet, for probable losses related to our recourse exposure.

Mortgage Loans in Foreclosure
     Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of September 30, 2009, mortgage loans in foreclosure were $91 million, net of an allowance for probable losses of $22 million, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.
Real Estate Owned
     REO, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of September 30, 2009, REO were $29 million, net of an $18 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.
Mortgage Reinsurance
     Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have entered into contracts with two PMI companies to provide mortgage reinsurance on certain mortgage loans, one of which remains active and the other is inactive and in runoff. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. As of June 30, 2009, the contractual reinsurance period for each pool was 10 years and the weighted-average remaining reinsurance period was 5.5 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. We are required to hold securities in trust related to this potential obligation, which were $278 million and were included in Restricted cash in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2009. As of September 30, 2009, a liability of $113 million was included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis. During the three and nine months ended September 30, 2009, we recorded expense associated with the liability for estimated losses of $10 million and $36 million, respectively, within Loan servicing income in the accompanying Condensed Consolidated Statements of Operations.

     The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of June 30, 2009:

	Year of Origination
	2003
	and
	Prior	2004	2005	2006	2007	2008	2009	Total
	(Dollars in millions)
Unpaid principal balance	$2,228	$1,237	$1,160	$779	$1,546	$2,729	$185	$9,864
Unpaid principal balance as a percentage of original unpaid principal balance	11%	34%	55%	65%	83%	91%	100%	N/A
Maximum potential exposure to reinsurance losses	$325	$104	$62	$32	$49	$63	$3	$638
Average FICO score	698	694	696	694	701	728	757	707
Delinquencies(1)	5.27%	5.83%	7.10%	8.25%	6.62%	2.38%	—	5.19%
Foreclosures/ REO/ bankruptcies(2)	3.27%	4.71%	7.09%	9.78%	6.49%	1.30%	—	4.38%

(1)	Represents delinquent mortgage loans for which payments are 60 days or more outstanding as a percentage of the total unpaid principal balance.

(2)	Calculated as a percentage of the total unpaid principal balance.
     The projections that are used in the development of our liability for mortgage reinsurance assume that we will incur losses related to reinsured mortgage loans originated from 2004 through 2009. Based on these projections, we expect that the cumulative losses for the 2006 and 2007 origination years may reach their maximum potential exposure for each respective year.
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
     As of September 30, 2009, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.
Fair Value Measurements
     Approximately 59% of our assets and liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy. Approximately 80% of our assets and liabilities categorized within Level Three of the valuation hierarchy are comprised of our MSRs. The remainder of our assets and liabilities categorized within Level Three of the valuation hierarchy is comprised of Investment securities, certain MLHS and derivatives. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Third Quarter of 2009 vs. Third Quarter of 2008—Segment Results—Mortgage Servicing Segment” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008—Segment Results—Mortgage Servicing Segment” for further discussion regarding the impact of Change in fair value of mortgage servicing rights on our results of operations.
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

     We used September 30, 2009 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
     The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2009 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)

Mortgage assets:
Mortgage loans held for sale	$23	$14	$8	$(10)	$(21)	$(48)
Interest rate lock commitments	29	19	11	(17)	(39)	(99)
Forward loan sale commitments	(74)	(43)	(23)	29	62	139

Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(22)	(10)	(4)	2	2	(8)
Mortgage servicing rights	(467)	(221)	(104)	94	177	438

Total mortgage assets	(489)	(231)	(108)	96	179	430
Total vehicle assets	16	8	4	(4)	(8)	(16)
Total liabilities	(25)	(12)	(6)	6	12	24

Total, net	$(498)	$(235)	$(110)	$98	$183	$438

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes from the legal proceedings disclosed in “Item 3. Legal Proceedings” of our 2008 Form 10-K.

Item 1A. Risk Factors
     This item should be read in conjunction with “Item 1A. Risk Factors” in our 2008 Form 10-K. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our 2008 Form 10-K, as amended by “Item 1A. Risk Factors” in our Q1 Form 10-Q.
Losses incurred in connection with actual or projected repurchases and indemnification payments may exceed our financial statement reserves and we may be required to increase such reserves in the future. Increases to our reserves and losses incurred in connection with actual loan repurchases and indemnification payments could have a material adverse effect on our business, financial position, results of operation or cash flows.
     In connection with the sale of mortgage loans, we make various representations and warranties concerning such loans that, if breached, may require us to repurchase such loans or indemnify the purchaser of such loans for actual losses incurred in respect of such loans. Due, in part, to recent increased mortgage payment delinquency rates and declining housing prices, we have experienced, and may in the future continue to experience, an increase in loan repurchases, loan repurchase demands, indemnification payments and indemnification requests due to actual or alleged breaches of representations and warranties in connection with the sale of mortgages. Given these trends, losses incurred in connection with such actual or projected loan repurchases and indemnification payments may be in excess of our financial statement reserves, and we may be required to increase such reserves and may sustain additional losses associated with such loan repurchases and indemnification payments in the future. Increases to our reserves and losses incurred by us in connection with actual loan repurchases and indemnification payments in excess of our reserves could have a material adverse effect on our business, financial position, results of operations or cash flows.
Changes in interest rates could reduce the value of a substantial portion of our assets, including our MSRs, and could have a material adverse effect on our business, financial position, results of operations or cash flows.
     The values of a substantial portion of our assets, including our MSRs, are sensitive to changes in interest rates. As interest rates fluctuate, the fair value of such assets as determined in accordance with U.S. generally accepted accounting principles (“GAAP”) also fluctuates, with changes in fair value being included in our consolidated results of operations. Because we do not currently utilize derivatives to hedge against changes in the fair value of certain of our assets, including our MSRs, we are susceptible to significant fluctuations in the fair value of our assets, including our MSRs, as interest rates change. Volatility in interest rates could have a material adverse effect on our business, financial position, results of operations or cash flows.
The values of a substantial portion of our assets, including our MSRs, are determined based upon significant estimates and assumptions made by our management that, if subsequently proven incorrect or inaccurate, could have a material adverse effect on our business, financial position, results of operations or cash flows.
     A substantial portion of our assets, including our MSRs, are recorded at fair value with changes in fair value included in our Condensed Consolidated Statements of Operations. The determination of the fair value of such assets, including our MSRs, involves numerous estimates and assumptions made by our management. Such estimates and assumptions, include, without limitation, estimates of future cash flows associated with our MSRs is based upon assumptions involving interest rates as well as the prepayment rates and delinquencies and foreclosure rates of the underlying serviced mortgage loans. The use of different estimates or assumptions could produce materially different fair values for our assets. Incorrect or inaccurate management’s estimates or assumptions involving the fair value of our assets could have a material adverse effect on our financial position, results of operations or cash flows. Moreover, recent economic events have made these estimates and assumptions more difficult to accurately predict, and there can be no assurance that management’s estimates and assumptions are correct.

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
     During 2007, the majority of states regulating mortgage lending adopted, through statute, regulation or otherwise, some version of the guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. These requirements address issues relating to certain non-traditional mortgage products and lending practices, including interest-only loans and reduced documentation programs, and impact certain of our disclosure, qualification and documentation practices with respect to these programs. Any violation of these guidelines could have a material adverse effect on our reputation, business, financial position, results of operations or cash flows.
     We are also subject to privacy regulations. We manage highly sensitive non-public personal information in all of our operating segments, which is regulated by law. Problems with the safeguarding and proper use of this information could result in regulatory actions and negative publicity, which could have a material adverse effect on our reputation, business, financial position, results of operations or cash flows.
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
     The U.S. economy has been in a recession, which has resulted and could continue to result in increased delinquencies, home price depreciation and lower home sales. In response to these trends, the U.S. government has taken several actions which are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. These actions are intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes. Some of these key actions that have impacted and are expected to continue to impact the mortgage industry are as follows:
•	Housing and Economic Recovery Act of 2008: Enacted in July 2008, this legislation, among other things: (i) addressed, on a permanent basis, the temporary changes in the GSEs, FHA and VA single-family loan limits established in February 2008 under the Economic Stimulus Act of 2008, (ii) increased the regulation of Fannie Mae, Freddie Mac and the Federal Home Loan Banks by creating an independent regulator, the Federal Housing Finance Agency (the “FHFA”), and regulatory requirements, (iii) established several new powers and authorities to stabilize the GSEs in the event of financial crisis, (iv) authorized a FHA “Hope for Homeowners Program,” effective October 1, 2008, to refinance existing borrowers meeting eligibility requirements into fixed-rate FHA mortgage products and encouraged a nationwide licensing and registry system for loan originators by setting minimum qualifications and (v) assigned the U.S. Department of Housing and Urban Development the responsibility for establishing requirements for those states not enacting licensing laws.

•	Conservatorship of Fannie Mae and Freddie Mac: In September 2008, the FHFA was appointed as conservator of Fannie Mae and Freddie Mac, which granted the FHFA control and oversight of Fannie Mae and Freddie Mac. In conjunction with this announcement, the Treasury announced several financing and investing arrangements intended to provide support to Fannie Mae and Freddie Mac, as well as to increase liquidity in the mortgage market.

•	Emergency Economic Stabilization Act of 2008: Enacted in October 2008, the EESA, amongst other things, authorized the Treasury to create the Troubled Asset Relief Program (“TARP”) to provide liquidity and capital to financial institutions. Under the EESA, the Treasury is authorized to utilize up to $700 billion in its efforts to stabilize the financial system of the U.S. The EESA also contains homeownership protection provisions that require the Treasury to modify distressed loans, where possible, to provide homeowners relief from potential foreclosure. Companies that participate in TARP, or the government’s equity purchase program, may be subject to the requirements in the EESA, which establishes certain corporate governance standards, including limitations on executive compensation and incentive payments.

•	Homeowner Affordability and Stability Plan: On February 18, 2009, the federal government announced programs intended to stem home foreclosures and to provide low cost mortgage refinancing opportunities for certain homeowners suffering from declining home prices through a variety of different measures including, but not limited to, the creation of financial incentives for homeowners, investors and servicers to refinance certain existing mortgages which are delinquent, or are at risk of becoming delinquent. Some key elements of these programs, which have impacted and we believe will continue to impact the mortgage industry are as follows:
•	Initially, the maximum LTV for refinances of existing Fannie Mae loans increased to 105% of the unpaid principal balance; however, on July 1, 2009 the maximum LTV eligible under this program was increased to 125%;

•	Elimination of the requirement to obtain MI on a refinanced loan if the original LTV of the existing loan does not currently have MI regardless of the LTV at the time of refinance; and

•	HAMP for Fannie Mae loans for qualified borrowers and enhanced economic incentive compensation for mortgage loan servicers to modify qualified loans with additional incentives for loans that continue to perform for a period of time following modification.
•	Expansion of the Federal Reserve’s Purchase of the Direct Obligations of GSEs: On March 18, 2009, the Federal Reserve further increased its prior commitment, announced on November 25, 2008, to purchase up to $500 billion in GSE direct obligations under the program with the Federal Reserve’s primary dealers through a series of competitive auctions and to utilize the Federal Reserve’s balance sheet to purchase up to $1.25 trillion in MBS. The Federal Reserve specifically targeted the maintenance of low mortgage interest rates in an attempt to support the housing market.

•	American Recovery and Reinvestment Act of 2009: Enacted on February 17, 2009, the ARRA, among other things, created tax incentives for first time home buyers for the purchase of a principal residence on or after January 1, 2009 and before December 1, 2009 and further extended the 2008 single family loan limits for the GSEs, FHA and VA loans through December 31, 2009.

•	Public-Private Investment Program: On March 23, 2009, the Treasury, in conjunction with the FDIC and the Federal Reserve, announced the PPIP, which is intended to recreate a market for, among other things, certain types of illiquid residential mortgage loans and securities through a number of joint public and private investment funds. By drawing new private capital into the market for such loans and securities through government equity co-investment programs and public financing, the PPIP is intended to draw $500 billion to $1 trillion in new liquidity into the mortgage loan and securities purchase programs.
     Although it is too early to tell what impact, if any, the PPIP will have on our Mortgage Production segment, we intend to evaluate potential transactions regarding illiquid mortgage loans that are included in our MLHS portfolio as of September 30, 2009 in the event that such transactions are on commercially agreeable terms to us. Additionally, we intend to continue to align our product offering with secondary market liquidity.
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
•	Financial Regulatory Reform Initiative: On June 17, 2009, the Treasury issued a report recommending the adoption of sweeping financial regulatory reform legislation. While we are continuing to evaluate the proposed legislation, it is too early to tell when or if any of the provisions will be enacted and what impact any such provisions could have on the mortgage industry. If enacted as proposed, this legislation could materially affect the manner in which we conduct our businesses and result in federal regulation and oversight of our business activities.

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
Given the nature of the industries in which we operate, our businesses are, and in the future may become, involved in various legal proceedings, the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on our business, financial position, results of operations or cash flows.
     Due, in part, to the heavily regulated nature of the industries in which we operate, we are, and in the future may become, involved in various legal proceedings. The ultimate resolution of such legal proceedings is inherently unpredictable. In accordance with GAAP, reserves are established for legal claims only when it is both probable that a loss has actually been incurred and an amount of such loss is reasonably estimable. Irrespective of whether we have established a reserve with respect to a particular legal proceeding, we may nevertheless incur legal costs and expenses in connection with the defense of such proceeding. In addition, the actual cost of resolving our pending and any future legal proceedings may be substantially higher than any amounts reserved for such matters. Depending on the remedy sought and the outcome of such proceedings, the ultimate resolution of our pending and any future legal proceedings, could have a material adverse effect on our business, financial position, results of operations or cash flows.
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

PHH CORPORATION
By:	/s/ Jerome J. Selitto
Jerome J. Selitto
President and Chief Executive Officer

Date: November 5, 2009

By:	/s/ Sandra E. Bell
Sandra E. Bell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 5, 2009

EXHIBIT INDEX

Exhibit
No.	Description	Incorporation by Reference
2.1*	Agreement and Plan of Merger dated as of March 15, 2007 by and among General Electric Capital Corporation, a Delaware corporation, Jade Merger Sub, Inc., a Maryland corporation, and PHH Corporation, a Maryland corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 15, 2007.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2	Articles Supplementary.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.3	Articles of Amendment to the Charter of PHH Corporation effective as of June 12, 2009.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2009.

3.4	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 2, 2009.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Amended and Restated Articles of Incorporation, as amended, and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibit 3.1 to our Current Reports on Form 8-K filed on February 1, 2005, March 27, 2008, June 16, 2009 and April 2, 2009, respectively.

4.3	Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York).	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 1, 2005.

4.4	Indenture dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.4.1	Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference
4.4.2	Supplemental Indenture No. 2 dated as of January 30, 2001 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 8, 2001.

4.4.3	Supplemental Indenture No. 3 dated as of May 30, 2002 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

4.4.4	Supplemental Indenture No. 4 dated as of August 31, 2006 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

4.4.5	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 9, 2008.

4.4.6	Form of 7.125% Note due 2013.	Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on February 24, 2003.

4.5‡‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.5.1	Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2006.

Exhibit
No.	Description	Incorporation by Reference
4.5.2	Series 2006-2 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2006.

4.5.3	Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents as set forth therein, and The Bank of New York as successor to JPMorgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.

4.5.4	First Amendment, dated as of March 6, 2007, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2007.

4.5.5	First Amendment, dated as of March 6, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2007.

Exhibit
No.	Description	Incorporation by Reference
4.5.6	Second Amendment, dated as of November 30, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, as amended as of March 6, 2007, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York), as successor to JP Morgan Chase Bank, N. A., as indenture trustee, certain commercial paper conduit purchasers, certain banks and certain funding agents as set forth therein, and JPMorgan Chase Bank, N. A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 6, 2007.

4.5.7‡‡	Second Amendment, dated as of February 28, 2008, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2008.

4.5.8‡‡	Third Amendment, dated as of December 17, 2008, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007 and as of February 28, 2008, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York), as successor to JPMorgan Chase Bank, N. A., as indenture trustee, certain commercial paper conduit purchasers, certain banks and certain funding agents as set forth therein, and JPMorgan Chase Bank, N. A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.	Incorporated by reference to Exhibit 10.74 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

Exhibit
No.	Description	Incorporation by Reference
4.5.9‡‡	Third Amendment, dated as of December 17, 2008, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, as amended as of March 6, 2007 and as of November 30, 2007, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York), as successor to JP Morgan Chase Bank, N. A., as indenture trustee, certain commercial paper conduit purchasers, certain banks and certain funding agents as set forth therein, and JPMorgan Chase Bank, N. A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.	Incorporated by reference to Exhibit 10.75 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.5.10‡‡	Fourth Amendment, dated as of February 26, 2009, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007, February 28, 2008 and December 17, 2008, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York) as successor to JP Morgan Chase Bank N.A., as indenture trustee, certain commercial paper conduit purchasers , certain banks and certain funding agents as set forth therein, and JP Morgan Chase Bank, N.A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.	Incorporated by reference to Exhibit 10.78 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.5.11‡	Series 2009-1 Indenture Supplement, dated as of June 9, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Filed herewith.

4.5.12‡	Series 2009-2 Indenture Supplement, dated as of September 11, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2009.

4.6	Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.

4.6.1	Form of Global Note 4.00% Convertible Senior Note Due 2012 (included as part of Exhibit 4.6).	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.

Exhibit
No.	Description	Incorporation by Reference
4.7	Indenture dated as of September 29, 2009, by and between PHH Corporation and The Bank of New York Mellon, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.7.1	Form of Global Note 4.00% Convertible Senior Note Due 2014 (included as part of Exhibit 4.7).	Incorporated by reference to Exhibit A of Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.1	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.1.1	Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

10.1.2	Third Amendment, dated as of March 27, 2008, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Filed herewith.

10.2	Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.

10.3‡‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.

Exhibit
No.	Description	Incorporation by Reference
10.4	Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.

10.4.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10.4.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.

10.4.3‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.

10.4.4	Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

10.4.5	Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.

10.4.6‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

10.4.7	Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5‡‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference
10.5.1‡‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.2‡‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.3‡‡	Equity Access® and OmegaSM Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.4‡‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.5	Letter Agreement dated August 8, 2008 by and between PHH Mortgage Corporation and Merrill Lynch Credit Corporation relating to the Servicing Rights Purchase and Sale Agreement dated January 28, 2000, as amended.	Incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10.5.6‡‡	Mortgage Loan Subservicing Agreement by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation dated as of August 8, 2008.	Incorporated by reference to Exhibit 10.70 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10.6	Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.

10.7	Settlement Agreement, dated as of January 4, 2008, by, between and among PHH Corporation, Pearl Mortgage Acquisition 2 L.L.C. and Blackstone Capital Partners V L.P.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2008.

10.8	Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 4, 2008.

Exhibit
No.	Description	Incorporation by Reference
10.8.1	Guaranty, dated as of February 28, 2008, by PHH Corporation in favor of Citigroup Global Markets Realty, Corp., party to the Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 4, 2008.

10.9	Purchase Agreement dated March 27, 2008 by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed on April 4, 2008.

10.9.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report of Form 8-K filed on April 4, 2008.

10.9.2	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report of Form 8-K filed on April 4, 2008.

10.9.3	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.4 to our Current Report of Form 8-K filed on April 4, 2008.

10.9.4	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report of Form 8-K filed on April 4, 2008.

10.9.5	Master Terms and Conditions for Convertible Debt Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report of Form 8-K filed on April 4, 2008.

10.9.6	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report of Form 8-K filed on April 4, 2008.

10.9.7	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.8 to our Current Report of Form 8-K filed on April 4, 2008.

10.9.8	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report of Form 8-K filed on April 4, 2008.

10.9.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report of Form 8-K filed on April 4, 2008.

Exhibit
No.	Description	Incorporation by Reference
10.9.10	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report of Form 8-K filed on April 4, 2008.

10.9.11	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report of Form 8-K filed on April 4, 2008.

10.9.12	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report of Form 8-K filed on April 4, 2008.

10.10‡‡	Amended and Restated Master Repurchase Agreement, dated as of June 26, 2008, between PHH Mortgage Corporation, as seller, and The Royal Bank of Scotland plc, as buyer and agent.	Incorporated by reference to Exhibit 10.65 to our Quarterly Report of Form 10-Q for the quarterly period ended on September 30, 2008 filed on November 10, 2008.

10.10.1	Second Amended and Restated Guaranty, dated as of June 26, 2008, by PHH Corporation in favor of The Royal Bank of Scotland plc and Greenwich Capital Financial Products, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2008.

10.11‡	Purchase Agreement dated June 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Filed herewith.

10.12‡	Purchase Agreement dated September 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Filed herewith.

10.13	Purchase Agreement dated September 23, 2009, by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.

10.13.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit
No.	Description	Incorporation by Reference
10.13.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.13.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.

10.13.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

10.13.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.

10.13.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.13.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.

10.13.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.13.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.

10.13.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

10.13.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit
No.	Description	Incorporation by Reference
10.13.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.13.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.13.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

10.13.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.

10.13.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.13.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.

10.13.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

10.14†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.

10.14.1†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.

10.14.2†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

10.14.3†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.	Description	Incorporation by Reference
10.14.4†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.14.5†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.14.6†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.14.7†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.14.8†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.14.9†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.14.10†	Form of PHH Corporation Amended and Restated Severance Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on January 10, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2008.

10.14.11†	PHH Corporation Change in Control Severance Agreement by and between the Company and Sandra Bell dated as of October 13, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 14, 2008.

10.14.12†‡‡	Form of 2009 Performance Unit Award Notice and Agreement for Certain Executive Officers, as approved by the Compensation Committee on March 25, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2009.

10.14.13†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.14.14†	Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated August 5, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2009.

Exhibit
No.	Description	Incorporation by Reference
10.14.15†	Amendment to the Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 16, 2009.

10.14.16†	Release by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 16, 2009.

10.14.17†	Employment Agreement dated as of October 26, 2009, between Jerome J. Selitto and PHH Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.