Form 10-K
period 2009-12-31
PHH CORP
filed 2010-03-01
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of our Common stock held by non-affiliates of the registrant as of June 30, 2009 was $988.295 million.

As of February 17, 2010, 54,774,639 shares of PHH Common stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2009 are incorporated by reference in Part III of this Report.

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K for the year ended December 31, 2009 (this “Form 10-K”) that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-K include, but are not limited to, the following: (i) our belief that we have developed an industry-leading technology infrastructure; (ii) our belief that any existing legal claims or proceedings would not have a material adverse effect on our business, financial position, results of operations or cash flows; (iii) our continued belief that the amount of securities held in trust related to our potential obligation from our reinsurance agreements will be significantly higher than claims expected to be paid; (iv) our belief that the Homeowner Affordability Stability Plan (“HASP”) programs had a favorable impact on mortgage industry originations during 2009 and may continue into 2010; (v) our expectations regarding origination volumes, including refinance originations, and loan margins in the mortgage industry; (vi) our belief that the higher margins experienced in the mortgage industry are reflective of a longer-term view of the returns required to manage the underlying risk of a mortgage production business; (vii) our belief that HASP’s loan modification program provides additional opportunities for our Mortgage Servicing segment and could reduce our exposure to future foreclosure-related losses; (viii) our expectation that the reorganized General Motors and Chrysler may be more financially viable suppliers in the future and our belief that any disruption in vehicle production by the North American automobile manufacturers would have little impact on our ability to provide our clients with vehicle leases as we would have the alternative to rely on foreign suppliers; (ix) our belief that trends in the North American automobile industry have been reflected in our Fleet Management Services segment; (x) our expectation that as the fleets of our Fleet Management Services segment’s clients age, they may require greater levels of maintenance services; (xi) our belief that the modifications in our lease pricing are reflective of revised pricing throughout the industry; (xii) our belief that our sources of liquidity are adequate to fund operations for the next 12 months; (xiii) our expected capital expenditures for 2010; (xiv) our belief that we would have various periods to cure an event of default if one or more notices of default were to be given by our lenders or trustees under certain of our financing agreements; (xv) our expectation that the London Interbank Offered Rate (“LIBOR”) and commercial paper, long-term United States (“U.S.”) Treasury Department (the “Treasury”) and mortgage interest rates will remain our primary benchmark for market risk for the foreseeable future; (xvi) our expectations regarding access to and spreads on future securities that may be issued by our wholly owned subsidiary, Chesapeake Funding LLC; (xvii) our expectation that U.S. and Canadian asset backed securities markets will continue to improve during the remainder of 2010 and that we will be able to take advantage of this improvement; (xviii) our expectation that increased reliance on the natural business hedge could result in greater volatility in the results of our Mortgage Servicing segment; (xix) our expectations regarding the impact of the adoption of recently issued accounting pronouncements on our financial statements;

(xx) the anticipated amounts of amortization expense for amortizable intangible assets for the next five fiscal years and (xxi) our expected contribution to our defined benefit pension plan during 2010.

The factors and assumptions discussed below and the risk factors in “Part I—Item 1A. Risk Factors” in this Form 10-K could cause actual results to differ materially from those expressed in any such forward-looking statements:

▪	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

▪	the effects of continued market volatility or continued economic decline on the availability and cost of our financing arrangements, the value of our assets and the price of our Common stock;

▪	the effects of a continued decline in the volume or value of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

▪	the effects of changes in current interest rates on our business and our financing costs;

▪	our decisions regarding the use of derivatives related to mortgage servicing rights (“MSRs”), if any, and the resulting potential volatility of the results of operations of our Mortgage Servicing segment;

▪	the effects of increases in our actual and projected repurchases of, indemnification given in respect of, or related losses associated with, sold mortgage loans for which we have provided representations and warranties or other contractual recourse to purchasers and insurers of such loans, including increases in our loss severity and reserves associated with such loans;

▪	the effects of reinsurance claims in excess of projected levels and in excess of reinsurance premiums we are entitled to receive or amounts currently held in trust to pay such claims;

▪	the effects of any significant adverse changes in the underwriting criteria of government-sponsored entities, including the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”);

▪	the effects of the insolvency of any of the counterparties to our significant customer contracts or financing arrangements or the inability or unwillingness of such counterparties to perform their respective obligations under such contracts;

▪	the ability to develop and implement operational, technological and financial systems to manage our operations and to achieve enhanced earnings or effect cost savings;

▪	the effects of competition in our existing and potential future lines of business, including the impact of consolidation within the industries in which we operate and competitors with greater financial resources and broader product lines;

▪	the effects of the decline in the results of operations or financial condition of automobile manufacturers and/or their willingness or ability to make new vehicles available to us on commercially favorable terms, if at all;

▪	the ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

▪	the ability to implement fully integrated disaster recovery technology solutions in the event of a disaster;

▪	the ability to obtain financing on acceptable terms, if at all, to finance our operations or growth strategy, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness;

▪	the ability to maintain our relationships with our existing clients;

▪	a deterioration in the performance of assets held as collateral for secured borrowings;

▪	the impact of the failure to maintain our credit ratings;

▪	any failure to comply with certain financial covenants under our financing arrangements;

▪	the effects of the declining health of the U.S. and global banking systems, the consolidation of financial institutions and the related impact on the availability of credit;

▪	the impact of the Emergency Economic Stabilization Act of 2008 (the “EESA”) enacted by the U.S. government on the securities markets and valuations of mortgage-backed securities (“MBS”);

▪	the impact of actions taken or to be taken by the Treasury and the Federal Reserve Bank on the credit markets and the U.S. economy;

▪	the impact of the adverse conditions in the North American automotive industry and

▪	changes in laws and regulations, including changes in accounting standards, mortgage- and real estate-related regulations and state, federal and foreign tax laws.

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

History

We were incorporated in 1953 as a Maryland corporation. For periods between April 30, 1997 and February 1, 2005, we were a wholly owned subsidiary of Cendant Corporation (now known as Avis Budget Group, Inc., but is referred to herein as “Cendant”) and its predecessors that provided and serviced mortgage loans for homeowners, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. On February 1, 2005, we began operating as an independent, publicly traded company pursuant to our spin-off from Cendant (the “Spin-Off”).

Overview

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment.

Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”), which includes PHH Home Loans, LLC (together with its subsidiaries, “PHH Home Loans” or the “Mortgage Venture”) and Speedy Title & Appraisal Review Services LLC (“STARS”). PHH Home Loans is a mortgage venture that we maintain with Realogy Corporation (“Realogy”) that began operations in October 2005. We own 50.1% of PHH Home Loans through our wholly owned subsidiary, PHH Broker Partner Corporation (“PHH Broker Partner”), and Realogy owns the remaining 49.9% through its wholly owned subsidiary, Realogy Services Venture Partner, Inc. (“Realogy Venture Partner”). PHH Mortgage, STARS and PHH Home Loans conduct business throughout the U.S. Our Mortgage Production segment focuses on providing private-label mortgage services to financial institutions and real estate brokers.

Our Mortgage Servicing segment services mortgage loans originated by PHH Mortgage and PHH Home Loans, purchases MSRs and acts as a subservicer for certain clients that own the underlying MSRs. Mortgage loan servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, and otherwise administering our mortgage loan servicing portfolio. Our Mortgage Servicing segment also includes our mortgage reinsurance business, Atrium Insurance Corporation (“Atrium”), a wholly owned subsidiary and monoline mortgage guaranty insurance company.

Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the U.S. and Canada through our wholly owned subsidiary, PHH Vehicle Management Services Group LLC (“PHH Arval”) (our Fleet Management Services segment). PHH Arval is a fully integrated provider of fleet management services with a broad range of product offerings. These services include management and leasing of vehicles and other fee-based services for our clients’ vehicle fleets, which include vehicle maintenance services, fuel card services and accident management services.

Available Information

Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, NJ 08054. Our telephone number is (856) 917-1744. Our corporate website is located at www.phh.com, and our reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free of charge on our website under the tabs “Investor Relations—SEC Reports” as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Our Corporate Governance Guidelines, our Code of Business Conduct and the charters of the committees of our Board of Directors are also available on our corporate website and printed copies are available upon request. The information contained on our corporate website is not part of this Form 10-K.

Interested readers may also read and copy any materials that we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. Readers may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site (www.sec.gov) that contains our filings.

OUR BUSINESS

The following table sets forth the composition of our Net revenues by segment for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

Mortgage Production	34%	22%	9%
Mortgage Servicing(1)	3%	(13)%	8%

Combined Mortgage Services Segments	37%	9%	17%
Fleet Management Services	63%	89%	83%
Other(2)	—	2%	—

(1)	As a result of unfavorable Valuation adjustments related to mortgage servicing rights, net, our Mortgage Servicing segment generated negative net revenues for the year ended December 31, 2008.

(2)	Represents certain income and expenses not allocated to the three reportable segments, primarily related to a terminated merger agreement with General Electric Capital Corporation, for the year ended December 31, 2008.

Mortgage Services

Our combined mortgage services segments consist of our Mortgage Production and Mortgage Servicing segments. Our Mortgage Production segment focuses on providing mortgage services, including private-label mortgage services, to financial institutions and real estate brokers through PHH Mortgage and PHH Home Loans, which conduct business throughout the U.S. PHH Mortgage generally sells all mortgage loans that it originates to secondary market investors, which include a variety of institutional investors, within 60 days of origination and typically retains the MSRs on the mortgage loans that it sells. MSRs are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering our mortgage loan servicing portfolio. We principally generate revenue in our Mortgage Servicing segment through fees earned for servicing mortgage loans held by investors where we retain the MSRs on sold mortgage loans or act as a subservicer for certain clients that own the underlying MSRs. Our Mortgage Servicing segment also includes the results of our reinsurance activities from our wholly owned subsidiary, Atrium.

The following table sets forth the Net revenues, segment profit (loss) (as described in Note 21, “Segment Information” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K) and Assets for our Mortgage Production and Mortgage Servicing segments for each of the years ended and as of December 31, 2009, 2008 and 2007:

	Year Ended and As of December 31,
	2009	2008(1)(2)(3)	2007
	(In millions)

Net Revenues:
Mortgage Production	$880	$462	$205
Mortgage Servicing	82	(276)	176

Combined Mortgage Services Segments	$962	$186	$381

Segment Profit (Loss):
Mortgage Production	$306	$(90)	$(226)
Mortgage Servicing	(85)	(430)	75

Combined Mortgage Services Segments	$221	$(520)	$(151)

Assets:
Mortgage Production	$1,464	$1,228	$1,840
Mortgage Servicing	2,269	2,056	2,498

Combined Mortgage Services Segments	$3,733	$3,284	$4,338

(1)	The Mortgage Servicing segment generated negative Net revenues for 2008 primarily due to a net loss on MSR risk management activities of $466 million.

(2)	See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2008 vs 2007—Segment Results—Mortgage Production Segment” for a discussion regarding fair value accounting principles adopted on January 1, 2008, which impact the comparability of 2007 results to subsequent periods.

(3)	During 2008, we recorded a non-cash Goodwill impairment of $61 million related to the PHH Home Loans reporting unit. Net loss attributable to noncontrolling interest for 2008 was impacted by $30 million as a result of the Goodwill impairment. Segment loss for 2008 was impacted by $31 million as a result of the Goodwill impairment.

Mortgage Production Segment

The Mortgage Production segment principally generates revenue through fee-based mortgage loan origination services and sales of mortgage loans into the secondary market. During 2009, 95% of our mortgage loan sales were to Fannie Mae, Freddie Mac or the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Government-Sponsored Enterprises” or “GSEs”) and the remaining 5% were sold to private investors. For the nine months ended September 30, 2009, PHH Mortgage was the 4th largest retail originator of residential mortgage loans and the 9th largest overall residential mortgage originator, according to Inside Mortgage Finance. We are a leading outsource provider of mortgage loan origination services to financial institutions and the only mortgage company authorized to use the Century 21, Coldwell Banker and ERA brand names in marketing our mortgage loan products through the Mortgage Venture and other arrangements that we have with Realogy. For the year ended December 31, 2009, we originated mortgage loans for approximately 19% of the transactions in which real estate brokerages owned by Realogy represented the home buyer and approximately 3% of the transactions in which real estate brokerages franchised by Realogy represented the home buyer.

We originate mortgage loans through three principal business channels: financial institutions (on a private-label basis), real estate brokers (including brokers associated with brokerages owned or franchised by Realogy and Third-Party Brokers, as defined below) and relocation (mortgage services for clients of Cartus Corporation (together with its subsidiaries, “Cartus”)).

▪	Financial Institutions Channel: We are a leading provider of private-label mortgage loan originations for financial institutions and other entities throughout the U.S. In this channel, we offer a complete outsourcing solution, from processing applications through funding for clients that wish to offer mortgage services to their customers, but are not equipped to handle all aspects of the process cost-effectively. Representative clients include Merrill Lynch Credit Corporation (“Merrill Lynch”) and Charles Schwab Bank (“Charles Schwab”), which represented approximately 16% and 15% of our mortgage loan originations for the year ended December 31, 2009, respectively.

▪	Real Estate Brokers Channel: We work with real estate brokers to provide their customers with mortgage loans. Through our affiliations with real estate brokers, we have access to home buyers at the time of purchase. In this channel, we work with brokers associated with NRT Incorporated, Realogy’s owned real estate brokerage business (together with its subsidiaries, “NRT”), brokers associated with Realogy’s franchised brokerages (“Realogy Franchisees”) and brokers that are not affiliated with Realogy (“Third-Party Brokers”). Realogy has agreed that the residential and commercial real estate brokerage business owned and operated by NRT and the title and settlement services business owned and operated by Title Resource Group LLC (together with its subsidiaries, “TRG”) will exclusively recommend the Mortgage Venture as provider of mortgage loans to: (i) the independent sales associates affiliated with Realogy Services Group LLC and Realogy Venture Partner (together with Realogy Services Group LLC and their respective subsidiaries, the “Realogy Entities”), excluding the independent sales associates of any Realogy Franchisee acting in such capacity and (ii) all customers of the Realogy Entities (excluding Realogy Franchisees or any employee or independent sales associate thereof acting in such capacity). In general, our capture rate of mortgage loans where we are the exclusive recommended provider is much higher than in other situations. Realogy Franchisees, including Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. have agreed to recommend exclusively PHH Mortgage as provider of mortgage loans to their respective independent sales associates. Additionally, for Realogy Franchisees and Third-Party Brokers, we endeavor to enter into separate marketing service agreements (“MSAs”) or other arrangements whereby we are the exclusive recommended provider of mortgage loans to each franchise or broker. We have entered into exclusive MSAs with 7% of Realogy Franchisees as of December 31, 2009. Following the Realogy Spin-Off, Realogy is a leading franchisor of real estate brokerage services in the U.S. In this channel, we primarily operate on a private-label basis, incorporating the brand name associated with the real estate broker, such as Coldwell Banker Mortgage, Century 21 Mortgage or ERA Mortgage. Substantially all of the originations through this channel during the years ended December 31, 2009, 2008 and 2007 were originated from Realogy and the Realogy Franchisees.

▪	Relocation Channel: In this channel, we work with Cartus, Realogy’s relocation business, to provide mortgage loans to employees of Cartus’ clients. Cartus is the industry leader of outsourced corporate relocation services in the U.S. Substantially all of the originations through this channel during the years ended December 31, 2009, 2008 and 2007 were from Cartus.

Included in the Real Estate Brokers and Relocation Channels described above is the Mortgage Venture that we have with Realogy.

Our mortgage loan origination channels are supported by three distinct platforms:

▪	Teleservices: We operate a teleservices operation (also known as our Phone In, Move In program) that provides centralized processing along with consistent customer service. We utilize Phone In, Move In for all three origination channels described above. We also maintain multiple internet sites that provide online mortgage application capabilities for our customers.

▪	Field Sales Professionals: Members of our field sales force are generally located in real estate brokerage offices or are affiliated with financial institution clients around the U.S., and are equipped to provide product information, quote interest rates and help customers prepare mortgage applications. Through our MyChoicetm program, certain of our mortgage advisors are assigned a dedicated territory for marketing efforts and customers are provided with the option of applying for mortgage loans over the telephone, in person or online through the internet.

▪	Closed Mortgage Loan Purchases: We purchase closed mortgage loans from community banks, credit unions, mortgage brokers and mortgage bankers. We also acquire mortgage loans from mortgage brokers that receive applications from and qualify the borrowers.

The following table sets forth the composition of our mortgage loan originations by channel and platform for each of the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Loans closed to be sold	$29,370	$20,753	$29,207
Fee-based closings	8,194	13,166	10,338

Total closings	$37,564	$33,919	$39,545

Loans sold	$29,002	$21,079	$30,346

Total Mortgage Originations by Channel:
Financial institutions	63%	63%	55%
Real estate brokers	35%	33%	40%
Relocation	2%	4%	5%
Total Mortgage Originations by Platform:
Teleservices	47%	58%	54%
Field sales professionals	38%	27%	23%
Closed mortgage loan purchases	15%	15%	23%

Fee-based closings are comprised of mortgage loans originated for others (including brokered loans and loans originated through our financial institutions channel). Loans originated by us and purchased from financial institutions are included in loans closed to be sold while loans originated by us and retained by financial institutions are included in fee-based closings.

The following table sets forth the composition of our mortgage loan originations by product type for each of the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

Fixed rate	81%	59%	65%
Adjustable rate	19%	41%	35%
Purchase closings	41%	63%	65%
Refinance closings	59%	37%	35%
Conforming(1)	82%	64%	60%
Non-conforming:
Jumbo(2)	13%	19%	24%
Alt-A(3)	—	—	4%
Second lien	5%	15%	9%
Other	—	2%	3%

Total Non-conforming	18%	36%	40%

(1)	Represents mortgage loans that conform to the standards of the GSEs.

(2)	Represents mortgage loans that have loan amounts exceeding the GSE guidelines.

(3)	Represents mortgage loans that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

Appraisal Services Business

Our Mortgage Production segment includes our appraisal services business, STARS, which provides appraisal services utilizing a network of approximately 4,600 third-party professional licensed appraisers offering local coverage throughout the U.S. and also provides credit research, flood certification and tax services. The appraisal services business is closely linked to the processes by which our mortgage operations originate mortgage loans and derives substantially all of its business from our various channels. The results of operations and financial position of STARS are included in our Mortgage Production segment for all periods presented.

Mortgage Servicing Segment

The following table sets forth summary data of our mortgage loan servicing activities for the years ended and as of December 31, 2009, 2008 and 2007:

	Year Ended and As of December 31,
	2009	2008	2007
	(Dollars in millions, except average loan size)

Average loan servicing portfolio	$149,628	$152,681	$163,107
Ending loan servicing portfolio(1)	$151,481	$149,750	$159,183
Number of loans serviced(1)	954,063	975,120	1,063,187
Average loan size	$158,775	$153,571	$149,723
Weighted-average interest rate	5.3%	5.8%	6.1%
Delinquent Mortgage Loans:(2)
30 days	2.26%	2.31%	1.93%
60 days	0.69%	0.62%	0.46%
90 days or more	1.73%	0.74%	0.41%

Total delinquencies	4.68%	3.67%	2.80%

Foreclosures/real estate owned/bankruptcies	2.84%	1.83%	0.87%
Major Geographical Concentrations:
California	13.6%	12.4%	11.4%
Florida	7.1%	7.2%	7.3%
New Jersey	6.7%	7.1%	7.7%
New York	6.5%	6.7%	7.0%
Other	66.1%	66.6%	66.6%

(1)	As of December 31, 2007, approximately 130,000 loans with an unpaid principal balance of $19.3 billion for which the underlying MSRs had been sold were included in our loan servicing portfolio. We subserviced these loans until the MSRs were transferred from our systems to the purchaser’s systems during the second quarter of 2008.

(2)	Represents the loan servicing portfolio delinquencies as a percentage of the total unpaid principal balance of the portfolio. See “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Consumer Credit Risk—Loan Recourse” for information regarding the delinquency of loans sold with recourse by us and those for which a breach of representation or warranty provision was identified subsequent to sale.

Mortgage Guaranty Reinsurance Business

Our Mortgage Servicing segment also includes our mortgage reinsurance business, Atrium, a wholly owned subsidiary and monoline mortgage guaranty insurance company. We provide mortgage reinsurance to certain third-party insurance companies that provide primary mortgage insurance (“PMI”) on loans originated in our Mortgage Production segment, which generally includes conventional loans with an original loan amount in excess of 80% of the property’s original appraised value. PMI benefits mortgage lenders as well as investors in asset-backed securities (“ABS”) and/or pools of whole loans that are backed by insured mortgage loans. While we do not underwrite PMI directly, we provide reinsurance that covers losses in excess of a specified percentage of the principal balance of a given pool of mortgage loans, subject to a contractual limit. In exchange for assuming a portion of the risk of loss related to the reinsured loans, Atrium receives a portion of borrowers’ premiums from the third-party insurance companies.

As of December 31, 2009, Atrium had outstanding reinsurance agreements that were inactive and in runoff with two primary mortgage insurers. While in runoff, Atrium will continue to collect premiums and have risk of loss on the existing population of loans reinsured, but may not add to that population of loans. (See “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K for additional information regarding mortgage reinsurance.)

Competition

The principal factors for competition for our Mortgage Production and Mortgage Servicing segments are service, quality, products and price. Competitive conditions also can be impacted by shifts in consumer preference between variable-rate and fixed-rate mortgage loans, depending on the interest rate environment. In our Mortgage Production segment, we work with our clients to develop new and competitive loan products that address their specific customer needs. In our Mortgage Servicing segment, we focus on customer service while working to enhance the efficiency of our servicing platform. Excellent customer service is also a critical component of our competitive strategy to win new clients and maintain existing clients. We, along with our clients, consistently track and monitor customer service levels and look for ways to improve customer service.

According to Inside Mortgage Finance, PHH Mortgage was the 4th largest retail mortgage loan originator in the U.S. with a 3.6% market share as of September 30, 2009 and the 10th largest mortgage loan servicer with a 1.4% market share as of September 30, 2009. Some of our largest competitors include Bank of America, Wells Fargo Home Mortgage, Chase Home Finance and CitiMortgage. The consolidation or elimination of several of our largest competitors has resulted in reduced industry capacity and higher loan margins. Additionally, more restrictive underwriting standards and the elimination of Alt-A and subprime products has resulted in a more homogenous product offering, which has increased competition across the industry. Many of our competitors are larger than we are and have access to greater financial resources than we do, which can place us at a competitive disadvantage. In addition, many of our largest competitors are banks or affiliated with banking institutions, the advantages of which include, but are not limited to, the ability to hold new mortgage loan originations in an investment portfolio and have access to lower rate bank deposits as a source of liquidity.

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

See “— Our Business—Mortgage Production and Mortgage Servicing Segments—Mortgage Production Segment” and “— Item 1A. Risk Factors—Risks Related to our Business—The industries in which we operate are highly competitive and, if we fail to meet the competitive challenges in our industries, it could have a material adverse effect on our business, financial position, results of operations or cash flows.” for more information.

Seasonality

Our Mortgage Production segment is generally subject to seasonal trends. These seasonal trends reflect the pattern in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. Seasonality has less of an effect on mortgage refinancing activity, which is primarily driven by prevailing mortgage rates. Our Mortgage Servicing segment is generally not subject to seasonal trends.

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

Mortgage Regulation

Our Mortgage Production and Mortgage Servicing segments are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. These laws, regulations and judicial and administrative decisions to which our Mortgage Production and Mortgage Servicing segments are subject include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. By agreement with our financial institution clients, we are required to comply with additional requirements that our clients may be subject to through their regulators.

(See “— Item 1A. Risk Factors—Risks Related to our Business—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” for more information.)

Insurance Regulation

Atrium, our wholly owned insurance subsidiary, is subject to insurance regulations relating to, among other things: standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; restrictions on the size of risks that may be insured under a single policy; reserves and provisions for unearned premiums, losses and other obligations; deposits of securities for the benefit of policyholders; approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. State insurance regulators also conduct periodic examinations and require the filing of annual and other reports relating to the financial condition of companies and other matters.

As a result of our ownership of Atrium, we are subject to state insurance laws and regulations, as well as certain other laws, which, among other things, limit Atrium’s ability to declare and pay dividends except from cash in excess of the aggregate of Atrium’s paid-in capital, paid-in surplus and contingency reserve. Additionally, anyone seeking to acquire, directly or indirectly, 10% or more of Atrium’s outstanding common stock, or otherwise proposing to engage in a transaction involving a change in control of Atrium, may be required to obtain the prior approval of the applicable state insurance regulator. (See “— Item 1A. Risk Factors—Risks Related to our Business—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” for more information.)

Fleet Management Services Segment

We provide fleet management services to corporate clients and government agencies through PHH Arval throughout the U.S. and Canada. We are a fully integrated provider of these services with a broad range of product offerings. We are the third largest provider of outsourced commercial fleet management services in the U.S. and Canada, combined, according to the Automotive Fleet 2009 Fact Book. We primarily focus on clients with fleets of greater than 75 vehicles. As of December 31, 2009, we had more than 300,000 vehicles leased, primarily consisting of cars and light trucks and, to a lesser extent, medium and heavy trucks, trailers and equipment and approximately 245,000 additional vehicles serviced under fuel cards, maintenance cards, accident management services arrangements and/or similar arrangements. During the year ended December 31, 2009, we purchased approximately 41,000 vehicles. The following table sets forth the Net revenues, segment profit (as described in Note 21, “Segment Information” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K) and Assets for our Fleet Management Services segment for each of the years ended and as of December 31, 2009, 2008 and 2007:

	Year Ended and As of December 31,
	2009	2008	2007
	(In millions)

Fleet Management Services Net revenues	$1,649	$1,827	$1,861
Fleet Management Services Segment profit	54	62	116
Fleet Management Services Assets	4,331	4,956	5,023

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

We provide corporate clients and government agencies the following services and products:

▪	Fleet Leasing and Fleet Management Services. These services include vehicle leasing, fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery and administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles. We also offer various leasing options, financed primarily through the issuance of variable-rate notes and borrowings through an asset-backed structure. For the year ended December 31, 2009, we averaged 314,000 leased vehicles. Substantially all of the residual risk on the value of the vehicle at the end of the lease term remains with the lessee for approximately 95% of our Net investment in fleet leases. These leases typically have a minimum lease term of 12 months and can be continued after that at the lessee’s election for successive monthly renewals. Upon return of the vehicle by the lessee, we typically sell the vehicle into the secondary market and the client receives a credit or pays the difference between the sale proceeds and the undepreciated book value. For the remaining 5% of our Net investment in fleet leases, we retain the residual risk of the value of the vehicle at the end of the lease term. We maintain rigorous standards with respect to the creditworthiness of our clients. Net credit losses as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.01% in any of the last three fiscal years. During the years ended December 31, 2009, 2008 and 2007, our fleet leasing and fleet management servicing generated approximately 90%, 89% and 88%, respectively, of our Net revenues for our Fleet Management Services segment.

▪	Maintenance Services. We offer clients vehicle maintenance service cards that are used to facilitate payment for repairs and maintenance. We maintain an extensive network of third-party service providers in the U.S. and Canada to ensure ease of use by the clients’ drivers. The vehicle maintenance service cards provide clients with the following benefits: (i) negotiated discounts off of full retail prices through our convenient supplier network; (ii) access to our in-house team of certified maintenance experts that monitor transactions for policy compliance, reasonability and cost-effectiveness and (iii) inclusion of vehicle maintenance transactions in a consolidated information and billing database, which assists clients with the evaluation of overall fleet performance and costs. For the year ended December 31, 2009, we averaged 275,000 maintenance service cards outstanding in the U.S. and Canada. We receive a fixed monthly fee for these services from our clients as well as additional fees from service providers in our third-party network for individual maintenance services.

▪	Accident Management Services. We provide our clients with comprehensive accident management services such as immediate assistance upon receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance), an organized vehicle appraisal and repair process through a network of third-party preferred repair and body shops and coordination and negotiation of potential accident claims. Our accident management services provide our clients with the following benefits: (i) convenient, coordinated 24-hour assistance from our call center; (ii) access to our relationships with the repair and body shops included in our preferred supplier network, which typically provide clients with favorable terms and (iii) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient and in accordance with each client’s specific repair policy. For the year ended December 31, 2009, we averaged 305,000 vehicles that were participating in accident management programs with us in the U.S. and Canada. We receive fees from our clients for these services as well as additional fees from service providers in our third-party network for individual incident services.

▪	Fuel Card Services. We provide our clients with fuel card programs that facilitate the payment, monitoring and control of fuel purchases through PHH Arval. Fuel is typically the single largest fleet-related operating expense. By using our fuel cards, our clients receive the following benefits: access to more fuel brands and outlets than other private-label corporate fuel cards, point-of-sale processing technology for fuel card transactions that enhances clients’ ability to monitor purchases and consolidated billing and access to other information on fuel card transactions, which assists clients with the evaluation of overall fleet performance and costs. Our fuel cards are offered through relationships with Wright Express LLC and another third party in the U.S. and a proprietary card in Canada, which offer expanded fuel management capabilities on one service card. For the year ended December 31, 2009, we averaged 282,000 fuel cards outstanding in the U.S. and Canada. We receive both monthly fees from our fuel card clients and additional fees from fuel partners and providers.

The following table sets forth the Net revenues attributable to our domestic and foreign operations for our Fleet Management Services segment for each of the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Net revenues:
Domestic	$1,489	$1,702	$1,781
Foreign	160	125	80

The following table sets forth our Fleet Management Services segment’s Assets located domestically and in foreign countries as of December 31, 2009, 2008 and 2007:

	As of December 31,
	2009	2008	2007
	(In millions)

Assets:
Domestic	$3,756	$4,494	$4,699
Foreign	575	462	324

Leases

We lease vehicles to our clients under both open-end and closed-end leases. The majority of our leases are with corporate clients and are open-end leases, a form of lease in which the client bears substantially all of the vehicle’s residual value risk.

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

Open-end leases may be classified as operating leases or direct financing leases depending upon the nature of the residual guarantee. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenues contain an interest component and a management fee component. The interest component is recognized using the effective interest method over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective master lease agreement and are calculated on a variable-rate basis, for approximately 76% of our Net investment in fleet leases as of December 31, 2009, that varies month-to-month in accordance with changes in the variable-rate index. Amounts charged to the lessees for interest on the remaining 24% of our Net investment in fleet leases as of December 31, 2009 are based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.

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

From time to time, we utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for lease originations by our Canadian fleet management operations. The component of Net investment in fleet leases related to direct financing leases represents the lease payment receivable less any unearned income.

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

Competition

We differentiate ourselves from our competitors primarily on three factors: the breadth of our product offering; customer service and technology. Unlike certain of our competitors that focus on selected elements of the fleet management process, we offer fully integrated services. In this manner, we are able to offer customized solutions to clients regardless of their needs. We believe we have developed an industry-leading technology infrastructure. Our data warehousing, information management and online systems enable clients to download customized reports to better monitor and manage their corporate fleets. Our competitors in the U.S. and Canada include GE Commercial Finance Fleet Services, Wheels Inc., Automotive Resources International, Lease Plan International, and other local and regional competitors, including numerous competitors who focus on one or two products. Certain of our competitors are larger than we are and have access to greater financial resources than we do. Additionally, to the extent that our competitors have access to financing with more favorable terms than we do, we could be placed at a competitive disadvantage. (See “— Item 1A. Risk Factors—Risks Related to our Business—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” for more information.)

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

See “Part I—Item 1A. Risk Factors—Risks Related to our Business—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” and “— Unanticipated liabilities of our Fleet Management Services segment as a result of damages in connection with motor vehicle accidents under the theory of vicarious liability could have a material adverse effect on our business, financial position, results of operations or cash flows.” for more information.

Employees

As of December 31, 2009, we employed a total of approximately 5,120 persons. Management considers our employee relations to be satisfactory. As of December 31, 2009, none of our employees were covered under collective bargaining agreements.

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

Under the Strategic Relationship Agreement, we are the exclusive recommended provider of mortgage loans to the independent sales associates affiliated with the residential and commercial real estate brokerage business owned and operated by Realogy’s affiliates and certain customers of Realogy. The marketing agreement entered into between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and PHH Mortgage (the “Marketing Agreement”) similarly provides that we are the exclusive recommended provider of mortgage loans and related products to the independent sales associates of Realogy’s real estate brokerage franchisees, which include Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. For the year ended December 31, 2009, approximately 37% of loans originated by our Mortgage Production segment were derived from Realogy’s affiliates.

Pursuant to the terms of the Mortgage Venture Operating Agreement, beginning on February 1, 2015, Realogy will have the right at any time upon two years’ notice to us to terminate its interest in the Mortgage Venture. A termination of Realogy’s interest in the Mortgage Venture could have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, the Strategic Relationship Agreement provides that Realogy has the right to terminate the covenant requiring it to exclusively recommend us as the provider of mortgage loans to the independent sales associates affiliated with the residential and commercial real estate brokerage business owned and operated by Realogy’s affiliates and certain customers of Realogy, following notice and a cure period, if:

▪	we materially breach any representation, warranty, covenant or other agreement contained in the Strategic Relationship Agreement, the Marketing Agreement, trademark license agreements (the “Trademark License Agreements”) or certain other related agreements;

▪	we or the Mortgage Venture become subject to any regulatory order or governmental proceeding and such order or proceeding prevents or materially impairs the Mortgage Venture’s ability to originate mortgage loans for any period of time (which order or proceeding is not generally applicable to companies in the mortgage lending business) in a manner that adversely affects the value of one or more of the quarterly distributions to be paid by the Mortgage Venture pursuant to the Mortgage Venture Operating Agreement;

▪	the Mortgage Venture otherwise is not permitted by law, regulation, rule, order or other legal restriction to perform its origination function in any jurisdiction, but in such case exclusivity may be terminated only with respect to such jurisdiction or

▪	the Mortgage Venture does not comply with its obligations to complete an acquisition of a mortgage loan origination company under the terms of the Strategic Relationship Agreement.

If Realogy were to terminate its exclusivity obligations with respect to us, it could have a material adverse effect on our business, financial position, results of operations or cash flows.

Continued or worsening general business, economic, environmental and political conditions could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our businesses and operations are sensitive to general business and economic conditions in the U.S. The U.S. economic recession has impacted, and could further impact, the general condition of the U.S. economy including short-term and long-term interest rates, deflation, fluctuations in debt and equity capital markets, including the secondary market for mortgage loans and the housing market, both nationally and in the regions in which we conduct our businesses. These factors and certain other factors described in this “Risk Factors” section have negatively impacted our recent results of operations and could have a material adverse effect on our future business, financial position, results of operations or cash flows. A significant portion of our mortgage loan originations are made in a small number of geographical areas which include: California, Illinois and New Jersey. Some of these geographical areas have been significantly impacted by the U.S. economic recession which has impacted our results of operations, and any continuation or worsening of the current economic downturn in any of these geographical areas could have a material adverse effect on our business, financial position, results of operations or cash flows.

Adverse economic conditions have impacted and could continue to negatively impact home sales, real estate values and mortgage loan delinquency rates, which has impacted our results of operations and could have a material adverse effect on our business, financial position, results of operations or cash flows of our Mortgage Production and Mortgage Servicing segments. In addition, prolonged economic weakness that affects the industries in which the clients of our Fleet Management Services segment operate could continue to negatively impact our clients’ demand for vehicles and could adversely impact our ability to retain existing clients or obtain new clients. Any inability of the automobile manufacturers to make new vehicles available to us on commercially favorable terms, or if at all, could have a further material adverse effect on our business, financial position, results of operations or cash flows of our Fleet Management Services segment.

Our business is significantly affected by monetary and related policies of the federal government, its agencies and government-sponsored entities. We are particularly affected by the policies of the Federal Reserve Board which regulates the supply of money and credit in the U.S. The Federal Reserve Board’s policies, including initiatives to stabilize the U.S. housing market and to stimulate overall economic growth, affect the size of the mortgage loan origination market, the pricing of our interest-earning assets and the cost of our interest-bearing liabilities. Changes in any of these policies are beyond our control, difficult to predict, particularly in the current economic environment, and could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

We historically have relied on selling or securitizing our mortgage loans into the secondary market in order to generate liquidity to fund maturities of our indebtedness, the origination and warehousing of mortgage loans, the retention of MSRs and for general working capital purposes. We bear the risk of being unable to sell or securitize our mortgage loans at advantageous times and prices or in a timely manner. Demand in the secondary market and our ability to complete the sale or securitization of our mortgage loans depends on a number of factors, many of which are beyond our control, including general economic conditions. If it is not possible or economical for us to complete the sale or securitization of our mortgage loans held for sale (“MLHS”), we may lack liquidity under our debt arrangements to fund future loan commitments, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

During 2009, secondary market demand and prevailing mortgage interest rates for conforming mortgage loans were positively impacted by the Federal Reserve’s purchase of MBS issued by the GSEs, which is scheduled to end in the first quarter of 2010. The cessation of this program could result in adverse conditions in the secondary mortgage market, which may change the trend of prevailing mortgage interest rates experienced in 2009. This development could negatively impact our Mortgage Production and Mortgage Servicing segments during 2010.

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

Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by GSEs such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of MBS in the secondary market. These GSEs play a powerful role in the residential mortgage industry, and we have significant business relationships with them. Almost all of the conforming loans that we originate for sale qualify under existing standards for inclusion in guaranteed mortgage securities backed by GSEs. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these GSEs on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

Any discontinuation of, or significant reduction in, the operation of these GSEs or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs could have a material adverse effect on our business, financial position, results of operations or cash flows.

Continued or worsening conditions in the real estate market could adversely impact our business, financial position, results of operations or cash flows.

The U.S. economic recession has resulted and could continue to result in further increased delinquencies, home price depreciation and lower home sales. In response to these trends, the U.S. government has taken several actions which are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. These actions by the federal government are intended to: increase the access to mortgage lending for borrowers by expanding the Federal Housing Administration lending; continue and expand the mortgage lending activities of Fannie Mae and Freddie Mac through the conservatorship and guarantee of GSE obligations and increase bank lending capacity by injecting capital in the banking system. While it is too early to tell how and when these initiatives may impact the industry, there can be no assurance that these actions will achieve their intended effects.

Consistent with Fannie Mae’s Economic and Mortgage Market Analysis, we believe that overall refinance originations for the mortgage industry and our Mortgage Production segment may decrease during 2010 from 2009 levels, which may have a negative impact on overall origination volumes during 2010 in comparison to 2009 due to relatively higher interest rates. The level of interest rates is a key driver of refinancing activity; however, there are other factors which influence the level of refinance originations, including home prices, underwriting standards and product characteristics. We anticipate a continued challenging environment for purchase originations in 2010 as an excess inventory of homes, declining home values and increased foreclosures may make it difficult for many homeowners to sell their homes or qualify for a new mortgage.

The declining housing market, general economic conditions and a significant increase in loan payoffs have continued to negatively impact our Mortgage Servicing segment. Industry-wide mortgage loan delinquency rates have increased and we expect they will continue to increase over 2009 levels in correlation with unemployment rates. We expect foreclosure costs to remain elevated during 2010 due to an increase in borrower delinquencies and declining home prices. During 2009, we experienced increases in actual and projected repurchases, indemnifications and related loss severity associated with the representations and warranties that we provide to purchasers and insurers of our loans sold, which we expect may continue in 2010, primarily due to increased delinquency rates and declining housing prices during 2009 compared to 2008. Realized foreclosure losses during 2009 were $73 million compared to $37 million during 2008. In addition, the outstanding balance of loans sold with specific recourse by us and those for which a breach of representation or warranty provision was identified subsequent to sale was $228 million as of December 31, 2009, 16.13% of which were at least 90 days delinquent (calculated based on the unpaid principal balance of the loans). As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, we may experience increased foreclosure losses and may need to increase our provision for foreclosure losses associated with loans sold with recourse during 2010.

As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, our provision for reinsurance losses may increase during 2010 as anticipated losses become incurred. Additionally, we began to pay claims for certain book years and reinsurance agreements during the second quarter of 2009 and we expect to continue to pay claims during 2010. We hold securities in trust related to our potential obligation to pay such claims, which were $281 million and were included in Restricted cash in the accompanying Consolidated Balance Sheet as of December 31, 2009. We continue to believe that this amount is significantly higher than the expected claims.

These factors could have a material adverse effect on our business, financial position, results of operations or cash flows.

Adverse developments in the asset-backed securities market may negatively affect the availability of funding and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.

The availability of funding and our cost of debt associated with asset-backed commercial paper issued by the multi-seller conduits, which funded the Chesapeake Funding LLC (“Chesapeake”) Series 2006-2 variable funding notes and the Series 2009-1, Series 2009-2, Series 2009-3 and Series 2009-4 term notes (the “Chesapeake Term Notes”) were negatively impacted by disruption in the ABS market. The impact continued in 2009 as the costs associated with the Series 2006-2 variable funding notes and the Chesapeake Term Notes reflected debt fees that were higher than prior to the disruption in the ABS market.

We are exposed to foreign exchange risk associated with the use of domestic borrowings to fund Canadian leases, and have entered into foreign exchange forward contracts to manage such risk. However, there can be no assurance that we will manage our foreign exchange risk effectively, which could have a material adverse impact on our business, results of operations or cash flows.

The demand for ABS by investors in both the U.S. and Canada has continued to dramatically increase during 2009 and into 2010. Likewise, the spread levels required by investors in the primary and secondary markets for ABS, along with spread compression, have improved during 2009. In addition, participation in the ABS markets by traditional investors has risen dramatically. Worsening conditions in the ABS market may negatively affect the availability of funding and our cost of funds.

Any of the foregoing factors could have a material adverse effect on our business, financial position, results of operations or cash flows.

Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.

From time to time, we may employ various economic hedging strategies to attempt to mitigate the interest rate and prepayment risk inherent in many of our assets, including our MLHS, interest rate lock commitments (“IRLCs”) and our MSRs. Our hedging activities may include entering into derivative instruments. Our hedging decisions in the future will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategy. We also seek to manage interest rate risk in our Mortgage Production and Mortgage Servicing segments partially by monitoring and seeking to maintain an appropriate balance between our loan production volume and the size of our mortgage servicing portfolio, as the value of MSRs and the income they provide tend to be counter-cyclical to the changes in production volumes and gain or loss on loans that result from changes in interest rates.

During the third quarter of 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness of the hedge given the current economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008. As of December 31, 2009, there were no open derivatives related to MSRs, which resulted in increased volatility in the results of operations for our Mortgage Servicing segment. Our decisions regarding the levels, if any, of our derivatives related to MSRs could result in continued volatility in the results of operations for our Mortgage Servicing segment.

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

As a result of the recent economic decline in the U.S., including the pronounced downturn in the debt and equity capital markets and the U.S. housing market, and unprecedented levels of credit market volatility, many financial institutions, real estate companies and companies within the industries served by our Fleet Management Services segment have consolidated with competitors, commenced bankruptcy proceedings, shut down or severely curtailed their activities. The insolvency or inability of any of our counterparties to our significant client or financing arrangements to perform its obligations under our agreements could have a material adverse effect on our business, financial position, results of operations or cash flows.

In January 2009, Bank of America Corporation announced the completion of its merger with Merrill Lynch & Co., Inc., the parent company of Merrill Lynch, which is one of our largest private-label clients, accounting for approximately 16% of our mortgage loan originations during the year ended December 31, 2009. We have several agreements with Merrill Lynch, including the OAA, pursuant to which we provide Merrill Lynch mortgage origination services on a private-label basis. The initial terms of the OAA expire on December 31, 2010; however, provided we remain in compliance with its terms, the OAA will automatically renew for an additional five-year term, expiring on December 31, 2015. There can be no assurances, however, that our relationship with Merrill Lynch or any of our other private label customers who may consolidate with our competitors or other financial institutions will remain unchanged following the completion of such transactions.

In connection with the Spin-Off, we entered into the Mortgage Venture Operating Agreement, the Strategic Relationship Agreement, the Management Services Agreement, the Trademark Licensing Agreements and the Marketing Agreement (collectively, the “Realogy Agreements”). During the year ended December 31, 2009, approximately 37% of our mortgage loan originations were derived through our relationship with Realogy and its affiliates.

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

Our Fleet Management Services segment depends upon the North American automotive industry to supply our clients with vehicles. North American automobile manufacturers have experienced declining market shares; challenging labor relations and labor costs; and significant structural costs that have affected their profitability which ultimately resulted in two major U.S. automobile manufacturers filing for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Although these U.S. auto manufacturers have emerged from bankruptcy, if our clients reduce their orders to us due to the struggling financial condition of the North American automobile manufacturers, or if we are unable to collect amounts due to us, it could adversely affect the business, financial condition, results of operations or cash flows of our Fleet Management Services segment.

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

In connection with the sale of mortgage loans, we make various representations and warranties concerning such loans that, if breached, may require us to repurchase such loans or indemnify the purchaser of such loans for actual losses incurred in respect of such loans. Due, in part, to recent increased mortgage payment delinquency rates and declining housing prices, we have experienced, and may in the future continue to experience, an increase in loan repurchases, loan repurchase demands, indemnification payments and indemnification requests due to actual or alleged breaches of representations and warranties in connection with the sale of mortgage loans. Given these trends, losses incurred in connection with such actual or projected loan repurchases and indemnification payments may be in excess of our financial statement reserves, and we may be required to increase such reserves and may sustain additional losses associated with such loan repurchases and indemnification payments in the future. Increases to our reserves and losses incurred by us in connection with actual loan repurchases and indemnification payments in excess of our reserves could have a material adverse effect on our business, financial position, results of operations or cash flows.

Changes in interest rates could reduce the value of a substantial portion of our assets, including our MSRs, and could have a material adverse effect on our business, financial position, results of operations or cash flows.

The values of a substantial portion of our assets, including our MSRs, are sensitive to changes in interest rates. As interest rates fluctuate, the fair value of such assets as determined in accordance with GAAP also fluctuates, with changes in fair value being included in our consolidated results of operations. Because we do not currently utilize derivatives to hedge against changes in the fair value of certain of our assets, including our MSRs, we are susceptible to significant fluctuations in the fair value of our assets, including our MSRs, as interest rates change. Volatility in interest rates could have a material adverse effect on our business, financial position, results of operations or cash flows.

The values of a substantial portion of our assets, including our MSRs, are determined based upon significant estimates and assumptions made by our management that, if subsequently proven incorrect or inaccurate, could have a material adverse effect on our business, financial position, results of operations or cash flows.

A substantial portion of our assets, including our MSRs, are recorded at fair value with changes in fair value included in our accompanying Consolidated Statements of Operations. The determination of the fair value of such assets, including our MSRs, involves numerous estimates and assumptions made by our management. Such estimates and assumptions, include, without limitation, estimates of future cash flows associated with our MSRs based upon assumptions involving interest rates as well as the prepayment rates and delinquencies and foreclosure rates of the underlying serviced mortgage loans. The use of different estimates or assumptions could produce materially different fair values for our assets. Incorrect or inaccurate management’s estimates or assumptions involving the fair value of our assets could have a material adverse effect on our financial position, results of operations or cash flows.

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

Our business relies on various sources of funding, including unsecured credit facilities and other unsecured debt, as well as secured funding arrangements, including asset-backed securities, mortgage repurchase facilities and other secured credit facilities to fund mortgage loans and vehicle acquisitions, a significant portion of which is short-term. Renewal of existing series or issuance of new series of Chesapeake notes on terms acceptable to us, or our ability to enter into alternative vehicle management asset-backed debt arrangements could be adversely affected in the event of: (i) the deterioration in the quality of the assets underlying the asset-backed debt arrangement; (ii) increased costs associated with accessing or our inability to access the asset-backed debt market; (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent or (iv) our failure to maintain a sufficient level of eligible assets or credit enhancements, including collateral intended to provide for any differential between variable-rate lease revenues and the underlying variable-rate debt costs. In addition, the availability of the mortgage asset-backed debt could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the asset-backed debt market to refinance maturing debt; (iv) our inability to access the secondary market for mortgage loans or (v) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent. Certain of our secured sources of funding could require us to post additional collateral or require us to fund assets that become ineligible under those secured funding arrangements. These funding requirements could negatively impact availability under our unsecured sources of funds, which could have a material adverse effect on our business, financial position, results of operations or cash flows. If any of our warehouse, repurchase or other credit facilities are terminated, including as a result of our breach, or are not renewed, we may be unable to find replacement financing on commercially favorable terms, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

Certain of our debt arrangements require us to comply with certain financial covenants and other affirmative and restrictive covenants. An uncured default of one or more of these covenants could result in a cross-default between and amongst our various debt arrangements. Consequently, an uncured default under any of our debt arrangements could have a material adverse effect on our business, financial position, results of operations or cash flows. See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding our debt arrangements and related financial covenants and other affirmative and restrictive covenants.

Our access to credit markets is subject to prevailing market conditions. During 2008 and into 2009, dramatic declines in home prices, adverse developments in the secondary mortgage market and volatility in certain asset-backed securities (“ABS”) markets, including Canadian ABS markets, negatively impacted the availability of funding and limited our access to one or more of the funding sources discussed above. However, conditions in the ABS markets in the U.S. and Canada and the credit markets have improved significantly during 2009 and into 2010. While we expect that the costs associated with our borrowings, including relative spreads and conduit fees, will be higher during 2010 compared to such costs prior to the disruption in the credit markets, relative spreads have tightened significantly during 2009. If conditions in the credit markets worsen dramatically, they could also impair our ability to renew or replace some or all of our financing arrangements beyond the then existing maturity dates. Any of the foregoing factors could have a material adverse effect on our business, financial position, results of operations or cash flows.

The industries in which we operate are highly competitive and, if we fail to meet the competitive challenges in our industries, it could have a material adverse effect on our business, financial position, results of operations or cash flows.

We operate in highly competitive industries that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Certain of our competitors are larger than we are and have access to greater financial resources than we do. Competition for mortgage loans comes primarily from large commercial banks and savings institutions, which typically have lower funding costs, are less reliant than we are on the sale of mortgage loans into the secondary markets to maintain their liquidity.

Many of our competitors are larger than we are and continue to have access to greater financial resources than we do, which places us at a competitive disadvantage. The advantages of our largest competitors include, but are not limited to, their ability to hold new mortgage loan originations in an investment portfolio and have access to lower rate bank deposits as a source of liquidity. Additionally, more restrictive underwriting standards and the elimination of Alt-A and subprime products have resulted in a more homogenous product offering, which has increased competition across the industry.

The fleet management industry in which we operate is highly competitive. We compete against large national competitors, such as GE Commercial Finance Fleet Services, Wheels, Inc., Automotive Resources International, Lease Plan International and other local and regional competitors, including numerous competitors who focus on one or two products. Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services. Due to the U.S. economic recession, U.S. automobile manufacturers experienced a dramatic decline in the demand for new vehicle production during 2009 and they expect a continued softening in the market during 2010. We believe that this trend may be reflected in the Fleet Management industry, and as such, the volume of our leased units may continue to decrease in 2010. Competitive pressures could adversely affect our revenues and results of operations by decreasing our market share or depressing the prices that we can charge.

The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our Mortgage Production and Mortgage Servicing segments are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. These laws, regulations and judicial and administrative decisions to which our Mortgage Production and Mortgage Servicing segments are subject include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. By agreement with our financial institution clients, we are required to comply with additional requirements that our clients may be subject to through their regulators.

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

The U.S. economic recession has resulted, and could continue to result, in increased delinquencies, home price depreciation and lower home sales. In response to these trends, the U.S. government has taken several actions that are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. Certain of these actions are also intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes. Some of these key actions that have impacted, and may continue to impact, the U.S. mortgage industry include the enactment of the Housing and Economic Recovery Act (“HERA”), the conservatorship of Fannie Mae and Freddie Mac, the enactment of the EESA, the Troubled Asset Relief Program (“TARP”), the implementation of the Home Affordability Modification Program (“HAMP”) and the Home Affordable Refinance Program (“HARP”) as part of the HASP, the purchase by the Federal Reserve of direct obligations of the GSEs, the enactment of the American Recovery and Reinvestment Act of 2009 (“AARA”), and the implementation of the Public-Private Investment Program (“PPIP”).

These specific actions by the federal government are intended, among other things, to stabilize domestic residential real estate markets by increasing the availability of credit for homebuyers and existing homeowners and reduce the foreclosure rates through mortgage loan modification programs. Although the federal government’s HASP programs are intended to improve the current trends in home foreclosures, some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether. Such regulatory changes in the foreclosure process could increase servicing costs and reduce the ultimate proceeds received on these properties if real estate values continue to decline. These changes could also have a negative impact on liquidity as we may be required to repurchase loans without the ability to sell the underlying property on a timely basis.

Additionally, on June 17, 2009, the Treasury issued a report recommending the enactment of sweeping financial regulatory reform legislation. While we are continuing to evaluate the proposed legislation, it is too early to tell when or if any of the provisions will be enacted and what impact any such provisions could have on the mortgage industry. If enacted as proposed, this legislation could materially affect the manner in which we conduct our businesses and result in federal regulation and oversight of our business activities.

While it is too early to tell whether the foregoing governmental initiatives will achieve their intended effect, there can be no assurance that any of these programs will improve the effects of the current economic recession on our business. We also may be at a competitive disadvantage in the event that our competitors are able to participate in these federal programs and it is determined that we are not eligible to participate in these programs.

See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Mortgage Production and Mortgage Servicing Segments—Regulatory Trends” for additional information regarding proposed legislation.

Our Fleet Management Services segment contracts with various government agencies, which may be subject to audit and potential reduction of costs and fees.

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

For the year ended December 31, 2009, approximately 63% of our mortgage loan originations were derived from our financial institutions channel, pursuant to which we provide outsourced mortgage loan services for customers of our financial institution clients such as Merrill Lynch and Charles Schwab. Our agreements with some of these financial institutions provide the applicable financial institution with the right to terminate its relationship with us prior to the expiration of the contract term if we complete a change in control transaction with certain third-party acquirers. Accordingly, if we are unable to obtain consents to or waivers of certain rights of certain of our clients in connection with certain change in control transactions, it could have a material adverse effect on our business, financial position, results of operations or cash flows. Although in some cases these contracts would require the payment of liquidated damages in such an event, such amounts may not fully compensate us for all of our actual or expected loss of business opportunity for the remaining duration of the contract term. The existence of these termination provisions could discourage third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction.

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

On August 10, 2005, a federal law was enacted in the U.S. which preempted state vicarious liability laws that imposed unlimited liability on a vehicle lessor. This law, however, does not preempt existing state laws that impose limited liability on a vehicle lessor in the event that certain insurance or financial responsibility requirements for the leased vehicles are not met. Prior to the enactment of this law, our Fleet Management Services segment was subject to unlimited liability in the District of Columbia, Maine and New York. At this time, none of these three jurisdictions have enacted legislation imposing limited or an alternative form of liability on vehicle lessors. The scope, application and enforceability of this federal law continue to be tested. For example, shortly after its enactment, a state trial court in New York ruled that the federal law is unconstitutional. On April 29, 2008, New York’s highest court, the New York Court of Appeals, overruled the trial court and upheld the constitutionality of the federal law. In a 2008 decision relating to a case in Florida, the U.S. Court of Appeals for the 11th Circuit upheld the constitutionality of the federal law, but the plaintiffs filed a petition seeking review of the decision by the U.S. Supreme Court. The outcome of this case and cases that are pending in other jurisdictions and their impact on the federal law are uncertain at this time.

Additionally, a law was enacted in the Province of Ontario setting a cap of $1 million on a lessor’s liability for personal injuries for accidents occurring on or after March 1, 2006. A similar law went into effect in the Province of British Columbia effective November 8, 2007. The British Columbia law also includes a cap of $1 million on a lessor’s liability. In December 2007, the Province of Alberta legislature adopted a vicarious liability bill with provisions similar to the Ontario and British Columbia statutes, including a cap of $1 million on a lessor’s liability. Although draft regulations have recently been circulated for comment, an effective date has not yet been established for enactment of this Alberta legislation. The scope, application and enforceability of these provincial laws have not been fully tested.

Our failure to maintain our credit ratings could impact our ability to obtain financing on favorable terms and could negatively impact our business.

As of February 17, 2010, our senior unsecured long-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Ba2, BB+ and BB+, respectively, and our short-term debt credit ratings were NP, B and B, respectively. Also as of February 17, 2010, the ratings outlook on our unsecured debt provided by Moody’s Investors Service, Standard & Poor’s and Fitch were Negative. As a result of our senior unsecured long-term debt credit ratings no longer being investment grade, our access to the public debt markets may be severely limited. We may be required to rely on alternative financing, such as bank lines and private debt placements and pledge otherwise unencumbered assets. There can be no assurances that we would be able to find such alternative financing on terms acceptable to us, if at all. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance our MLHS, MSRs and net investment in fleet leases. Any of the foregoing could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Given the nature of the industries in which we operate, our businesses are, and in the future may become, involved in various legal proceedings the ultimate resolution of which is inherently unpredictable and could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Because of the inherent uncertainty of the estimates and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to the related amounts recorded in this Form 10-K, which could have a material adverse effect on our financial position, results of operations or cash flows. See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in this Form 10-K for more information on our critical accounting policies.

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

The agreements related to our separation from Cendant and the continuation of certain business arrangements with Cendant and Realogy, including a separation agreement, a strategic relationship agreement, a marketing agreement and other agreements, were not the result of arm’s-length negotiations and thus may not reflect terms that would have resulted from arm’s-length negotiations between two unaffiliated parties. This could include, among other things, the allocation of assets, liabilities, rights, indemnities and other obligations between Cendant, Realogy and us.

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

In connection with the Spin-Off, we entered into certain arrangements and agreements with Cendant that could impact our tax and other assets and liabilities in the future. For example, we are party to the Amended Tax Sharing Agreement with Cendant that contains provisions governing the allocation of liabilities for taxes between Cendant and us, indemnification for certain tax liabilities and responsibility for preparing and filing tax returns and defending contested tax positions, as well as other tax-related matters including the sharing of tax information and cooperating with the preparation and filing of tax returns. Pursuant to the Amended Tax Sharing Agreement, our tax assets and liabilities may be affected by Cendant’s future tax returns and may also be impacted by the results of audits of Cendant’s prior tax years, including the settlement of any such audits. See Note 14, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K. Consequently, our financial statements are subject to future adjustments which may not be fully resolved until the audits of Cendant’s prior years’ returns are completed.

Risks Related to our Common Stock

There may be a limited public market for our Common stock and our stock price may experience volatility.

In connection with the Spin-Off, our Common stock was listed on the New York Stock Exchange (the “NYSE”) under the symbol “PHH.” From February 1, 2005 through February 15, 2010, the closing trading price for our Common stock has ranged from $4.67 to $31.40. The stock market has experienced extreme price and volume fluctuations over the past year that has, in part, depressed the trading price of our Common stock below net book value. There can be no assurance that the trading price of our Common stock will bear any relationship to our net book value. Changes in earnings estimates by analysts and economic and other external factors may have a significant impact on the market price of our Common stock. Fluctuations or decreases in the trading price of our Common stock may adversely affect the liquidity of the trading market for our Common stock and our ability to raise capital through future equity financing.

Future issuances of our Common stock or securities convertible into our Common stock and hedging activities may depress the trading price of our Common stock.

If we issue any shares of our Common stock or securities convertible into our Common stock in the future, including the issuance of shares of Common stock upon conversion of our 4.0% Convertible Senior Notes due 2012 (the “2012 Convertible Notes”) and 4.0% Convertible Senior Notes due 2014 (the “2014 Convertible Notes”), such issuances will dilute the interests of our stockholders and could substantially decrease the trading price of our Common stock. We may issue shares of our Common stock or securities convertible into our Common stock in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to increase our capital, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

In addition, the price of our Common stock could also be negatively affected by possible sales of our Common stock by investors who engage in hedging or arbitrage trading activity that we expect to develop involving our Common stock following the issuance of the 2012 Convertible Notes and 2014 Convertible Notes (collectively, the “Convertible Notes”).

The convertible note hedge and warrant transactions may negatively affect the value of our Common stock.

In connection with our offering of the 2012 Convertible Notes and 2014 Convertible Notes, we entered into convertible note hedge transactions with affiliates of the initial purchasers of the 2012 Convertible Notes and 2014 Convertible Notes (the “Option Counterparties”). The convertible note hedge transactions are expected to reduce the potential dilution upon conversion of the 2012 Convertible Notes and 2014 Convertible Notes.

In connection with hedging these transactions, the Option Counterparties and/or their respective affiliates entered into various derivative transactions with respect to our Common stock. The Option Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Common stock or by selling or purchasing our Common stock in secondary market transactions while the Convertible Notes are convertible, which could adversely impact the price of our Common stock. In order to unwind its hedge position with respect to those exercised options, the Option Counterparties and/or their respective affiliates are likely to sell shares of our Common stock in secondary transactions or unwind various derivative transactions with respect to our Common stock during the observation period for the converted 2012 Convertible Notes and 2014 Convertible Notes. These activities could negatively affect the value of our Common stock.

The accounting for the Convertible Notes will result in our having to recognize interest expense significantly more than the stated interest rate of the Convertible Notes and may result in volatility to our accompanying Consolidated Statement of Operations.

Upon issuance of the 2012 Convertible Notes and 2014 Convertible Notes, we recognized an original issue discount, which will be accreted to Mortgage interest expense through October 15, 2011 and March 1, 2014, respectively, or the earliest conversion date of the Convertible Notes resulting in effective interest rates reported in our accompanying Consolidated Statements of Operations significantly in excess of the stated coupon rates of the Convertible Notes. This will reduce our earnings and could adversely affect the price at which our Common stock trades, but will have no effect on the amount of cash interest paid to the holders of the Convertible Notes or on our cash flows.

Holders of the 2012 Convertible Notes and 2014 Convertible Notes may convert prior to October 15, 2011 and March 1, 2014 (the “2012 Conversion Option” and “2014 Conversion Option”, respectively, and the “Conversion Option” collectively), respectively, in the event of the occurrence of certain triggering events. Additionally, in connection with the issuance of the 2012 Convertible Notes and the 2014 Convertible Notes, we entered into convertible note hedging transactions with respect to our Common stock (the “2012 Purchased Options” and the “2014 Purchased Options,” respectively and the “Purchased Options,” collectively) and warrant transactions whereby we sold warrants to acquire, subject to certain anti-dilution adjustments, shares of our Common stock (the “2012 Sold Warrants” and the “2014 Sold Warrants,” respectively and the “Sold Warrants,” collectively). The 2012 Conversion Option, 2012 Purchased Options and Sold Warrants are derivative instruments that meet the criteria for equity classification and are included within Additional paid-in capital in the accompanying Consolidated Statement of Changes in Equity. Therefore, we do not currently recognize a gain or loss in our accompanying Consolidated Statements of Operations for changes in their fair values. In the event that one or all of the derivative instruments no longer meets the criteria for equity classification, changes in their fair value may result in volatility to our accompanying Consolidated Statements of Operations.

See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness” for further discussion regarding our 2012 Convertible Notes and 2014 Convertible Notes and related Conversion Options, Purchased Options and Sold Warrants.

Provisions in our charter and bylaws, the Maryland General Corporation Law (the “MGCL”), our stockholder rights plan and the indentures for the 2012 Convertible Notes and 2014 Convertible Notes may delay or prevent our acquisition by a third party.

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

In addition, we entered into the Rights Agreement, dated as of January 28, 2005, with The Bank of New York, as rights agent (the “Rights Agreement”). This agreement entitles our stockholders to acquire shares of our Common stock at a price equal to 50% of the then-current market value in limited circumstances when a third party acquires beneficial ownership of 15% or more of our outstanding Common stock or commences a tender offer for at least 15% of our Common stock, in each case, in a transaction that our Board of Directors does not approve. Because, under these limited circumstances, all of our stockholders would become entitled to affect discounted purchases of our Common stock, other than the person or group that caused the rights to become exercisable, the existence of these rights would significantly increase the cost of acquiring control of our company without the support of our Board of Directors. The existence of the Rights Agreement could therefore prevent or deter potential acquirers and reduce the likelihood that stockholders receive a premium for our Common stock in an acquisition.

Finally, if certain changes in control or other fundamental changes under the terms of the Convertible Notes occur prior to their respective maturity date, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes and, in some cases, such a transaction will cause an increase in the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a transaction. In addition, the indentures for the 2012 Convertible Notes and 2014 Convertible Notes (the “2012 Convertible Notes Indenture” and the “2014 Convertible Notes Indenture,” respectively and the “Convertible Notes Indentures,” collectively) prohibit us from engaging in certain changes in control unless, among other things, the surviving entity assumes our obligations under the Convertible Notes. These and other provisions of the indenture could prevent or deter potential acquirers and reduce the likelihood that stockholders receive a premium for our Common stock in an acquisition.

Certain provisions of the Mortgage Venture Operating Agreement and the Strategic Relationship Agreement that we have with Realogy and certain provisions in our other mortgage loan origination agreements could discourage third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay our stockholders in an acquisition transaction.

Pursuant to the terms of the Mortgage Venture Operating Agreement, Realogy has the right to terminate the Mortgage Venture, at its election, at any time on or after February 1, 2015 by providing two years’ notice to us. In addition, under the Mortgage Venture Operating Agreement, Realogy may terminate the Mortgage Venture if we effect a change in control transaction involving certain competitors or other third parties. In connection with such termination, we would be required to make a liquidated damages payment in cash to Realogy of an amount equal to the sum of (i) two times the Mortgage Venture’s trailing 12 months net income (except that, in the case of a termination by Realogy following a change in control of us, we may be required to make a cash payment to Realogy in an amount equal to the Mortgage Venture’s trailing 12 months net income multiplied by (a) if the Mortgage Venture Operating Agreement is terminated prior to its twelfth anniversary, the number of years remaining in the first 12 years of the term of the Mortgage Venture Operating Agreement, or (b) if the Mortgage Venture Operating Agreement is terminated on or after its tenth anniversary, two years), and (ii) all costs reasonably incurred by Cendant and its subsidiaries in unwinding its relationship with us pursuant to the Mortgage Venture Operating Agreement and the related agreements, including the Strategic Relationship Agreement, the Marketing Agreement and the Trademark License Agreements. Pursuant to the terms of the Strategic Relationship Agreement, we are subject to a non-competition provision, the breach of which could result in Realogy having the right to terminate the Strategic Relationship Agreement, seek an injunction prohibiting us from engaging in activities in breach of the non-competition provision or result in our liability for damages to Realogy. In addition, our agreements with some of our financial institution clients, such as Merrill Lynch and Charles Schwab, provide the applicable financial institution client with the right to terminate its relationship with us prior to the expiration of the contract term if we complete certain change in control transactions with certain third parties. The existence of these provisions could discourage certain third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, New Jersey 08054.

Mortgage Production and Mortgage Servicing Segments

Our Mortgage Production and Mortgage Servicing segments have centralized operations in approximately 555,000 square feet of shared leased office space in the Mt. Laurel, New Jersey area. We have a second area of centralized offices that are shared by our Mortgage Production and Mortgage Servicing segments in Jacksonville, Florida, where approximately 150,000 square feet is occupied. In addition, our Mortgage Production segment leases 50 smaller offices located throughout the U.S. and our Mortgage Servicing segment leases one additional office located in New York.

Fleet Management Services Segment

Our Fleet Management Services segment maintains a headquarters office in a 210,000 square-foot office building in Sparks, Maryland. Our Fleet Management Services segment also leases office space and marketing centers in five locations in Canada and has four smaller regional locations throughout the U.S.

Item 3.	Legal Proceedings

We are party to various claims and legal proceedings from time to time related to contract disputes and other commercial, employment and tax matters. We are not aware of any pending legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Shares of our Common stock are listed on the NYSE under the symbol “PHH.” The following table sets forth the high and low sales prices for our Common stock for the periods indicated as reported by the NYSE:

	Stock Price
	High	Low

January 1, 2008 to March 31, 2008	$21.88	$14.91
April 1, 2008 to June 30, 2008	20.58	15.25
July 1, 2008 to September 30, 2008	18.87	11.79
October 1, 2008 to December 31, 2008	13.76	4.27
January 1, 2009 to March 31, 2009	14.87	8.50
April 1, 2009 to June 30, 2009	19.98	13.60
July 1, 2009 to September 30, 2009	22.88	15.78
October 1, 2009 to December 31, 2009	19.77	13.49

As of February 17, 2010, there were approximately 7,050 holders of record of our Common stock. As of that date, there were approximately 54,250 total holders of our Common stock including beneficial holders whose securities are held in the name of a registered clearing agency or its nominee.

Dividend Policy

No dividends were declared during the years ended December 31, 2009 or 2008.

The declaration and payment of future dividends by us will be subject to the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. Many of our subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of our asset-backed debt arrangements and to regulatory restrictions applicable to the equity of our insurance subsidiary, Atrium. The aggregate restricted net assets of these subsidiaries totaled $1.0 billion as of December 31, 2009. These restrictions on net assets of certain subsidiaries, however, do not directly limit our ability to pay dividends from consolidated Retained earnings. Pursuant to the MTN Indenture (as defined in “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”), we may not pay dividends on our Common stock in the event that our debt to equity ratio exceeds 6.5:1, after giving effect to the dividend payment. The MTN Indenture also requires that we maintain a debt to tangible equity ratio of not more than 10:1. In addition, the Amended Credit Facility and the RBS Repurchase Facility (each as defined in “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”) each include various covenants that may restrict our ability to pay dividends on our Common stock, including covenants which require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. In addition, the RBS Repurchase Facility requires PHH Mortgage to maintain a minimum of $3.0 billion in mortgage repurchase or warehouse facilities, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the RBS Repurchase Facility. Based on our assessment of these requirements as of December 31, 2009, we do not believe that these restrictions will materially limit our ability to make dividend payments on our Common stock in the foreseeable future. Since the Spin-Off, we have not paid any cash dividends on our Common stock nor do we anticipate paying any cash dividends on our Common stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no share repurchases during the quarter ended December 31, 2009.

Item 6.	Selected Financial Data

As discussed under “Part I—Item 1. Business,” on February 1, 2005, we began operating as an independent, publicly traded company pursuant to the Spin-Off from Cendant. During 2005, prior to the Spin-Off, we underwent an internal reorganization whereby we distributed our former relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, STARS, to us.

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

The selected consolidated financial data set forth below is derived from our audited Consolidated Financial Statements for the periods indicated. Because of the inherent uncertainties of our business, the historical financial information for such periods may not be indicative of our future results of operations, financial position or cash flows.

	Year Ended and As of December 31,
	2009	2008(1)	2007	2006	2005(2)
		(In millions, except per share data)

Consolidated Statements of Operations Data:
Net revenues	$2,606	$2,056	$2,240	$2,288	$2,471

Net income (loss) from continuing operations	$153	$(254)	$(12)	$(16)	$73
Loss from discontinued operations, net Of income taxes	—	—	—	—	(1)

Net income (loss) attributable to PHH Corporation	$153	$(254)	$(12)	$(16)	$72

Basic earnings (loss) per share attributable to PHH Corporation:
Income (loss) from continuing operations	$2.80	$(4.68)	$(0.23)	$(0.29)	$1.38
Loss from discontinued operations	—	—	—	—	(0.02)

Net income (loss)	$2.80	$(4.68)	$(0.23)	$(0.29)	$1.36

Diluted earnings (loss) per share attributable to PHH Corporation:
Income (loss) from continuing operations	$2.77	$(4.68)	$(0.23)	$(0.29)	$1.36
Loss from discontinued operations	—	—	—	—	(0.02)

Net income (loss)	$2.77	$(4.68)	$(0.23)	$(0.29)	$1.34

Consolidated Balance Sheets Data:
Total assets	$8,123	$8,273	$9,357	$10,760	$9,965
Debt	5,160	5,764	6,279	7,647	6,744
PHH Corporation stockholders’ equity	1,492	1,266	1,529	1,515	1,521

(1)	Loss from continuing operations and Net loss for the year ended December 31, 2008 included $42 million of income related to a terminated merger agreement with General Electric Capital Corporation and a $61 million non-cash charge for Goodwill impairment ($26 million net of a $5 million income tax benefit and a $30 million impact in noncontrolling interest). See Note 3, “Goodwill and Other Intangible Assets” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

(2)	Income from continuing operations and Net income for the year ended December 31, 2005 included pre-tax Spin-Off related expenses of $41 million. In connection with and in order to consummate the Spin-Off, on January 27, 2005, our Board of Directors authorized and approved a 52,684-for-one Common stock split, to be effected by a stock dividend at such ratio. The record date with regard to such stock split was January 28, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Part I—Item 1. Business” and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in “Part I—Item 1A. Risk Factors” set forth above.

Overview

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage which includes PHH Home Loans. Our Mortgage Production segment generated 34%, 22% and 9% of our Net revenues for 2009, 2008 and 2007, respectively. Our Mortgage Servicing segment services mortgage loans originated by PHH Mortgage and PHH Home Loans. Our Mortgage Servicing segment also purchases MSRs and acts as a subservicer for certain clients that own the underlying MSRs. Our Mortgage Servicing segment generated 3% and 8% of our Net revenues for 2009 and 2007, respectively. As a result of our net loss on MSRs risk management activities our Mortgage Servicing segment generated negative Net revenues for 2008. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the U.S. and Canada through PHH Arval. Our Fleet Management Services segment generated 63%, 89% and 83% of our Net revenues for 2009, 2008 and 2007, respectively. During 2008, 2% of our Net revenues were generated from a terminated merger agreement with General Electric Capital Corporation, which were not allocated to our reportable segments.

In 2009, after assessing our cost structure and processes we initiated a transformation effort directed towards creating greater operational efficiencies, improving scalability of our operating platforms and reducing our operating expenses. This effort involves evaluating and improving operational and administrative processes, eliminating inefficiencies and targeting areas of the market where we can leverage our competitive strengths. Our efforts are expected to result in $40 million in expense reductions in 2010 and $100 million of annual operating expense reductions beginning in 2011. These reductions in expenses represent approximately 17% of the $570 million of expenses targeted to date in our transformation effort. In addition, we accrued severance costs of approximately $10 million in the fourth quarter of 2009 reflecting expected headcount reductions associated with our planned expense reductions.

Executive Summary

During 2009 and 2008, our consolidated results were as follows:

	Year Ended
	December 31,
	2009	2008
	(In millions)

Net income (loss) attributable to PHH Corporation	$153	$(254)
Basic earnings (loss) per share attributable to PHH Corporation	2.80	(4.68)
Diluted earnings (loss) per share attributable to PHH Corporation	2.77	(4.68)

During 2009 in comparison to 2008, segment profit (loss) (as described under “— Results of Operations—2009 vs. 2008—Segment Results”) was primarily driven by:

▪	Combined Mortgage Services of $221 Million vs. $(520) Million: strong mortgage production results from higher margins on mortgage loans and higher volumes of more profitable first mortgage retail originations and interest rate lock commitments (“IRLCs”) expected to close and our ongoing cost reduction initiatives that provided for a more scalable mortgage production platform coupled with a favorable change in Valuation adjustments related to mortgage servicing rights, net resulting from declines in mortgage interest rates at the end of 2008.

▪	Mortgage Production Segment of $306 Million vs. $(90) Million: higher margins on mortgage loans, higher volumes of more profitable first mortgage retail originations and IRLCs expected to close, the impact of ongoing cost reduction initiatives and a more scalable mortgage production platform. Segment loss for 2008 was also negatively impacted by a Goodwill impairment related to PHH Home Loans.

▪	Mortgage Servicing Segment of $(85) Million vs. $(430) Million: a favorable change in Valuation adjustments related to mortgage servicing rights, net resulting from declines in mortgage interest rates at the end of 2008 and a net derivative loss related to MSRs that was recognized during 2008, partially offset by a greater reduction in the value of MSRs due to prepayments and changes in portfolio delinquencies and foreclosures. Lower earnings from escrow balances resulting from historically low short-term interest rates caused further deterioration in the segment’s results. Foreclosure-related and reinsurance-related charges also continued to negatively impact segment results.

▪	Fleet Management Services Segment of $54 Million vs. $62 Million: during 2008, we recognized a gain of $7 million on the early termination of a technology development and licensing arrangement. Additionally, segment profit during 2009 compared to 2008 was driven by improved lease margins and the impact of ongoing cost reduction initiatives partially offset by volume declines.

See “— Results of Operations—2009 vs. 2008” for additional information regarding our consolidated results and the results of each of our reportable segments for the respective period.

Mortgage Services

Regulatory Trends

The U.S. economic recession has resulted, and could continue to result, in increased delinquencies, home price depreciation and lower home sales. In response to these trends, the U.S. government has taken several actions that are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. Certain of these actions are also intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes. Some of these key actions that have impacted, and may continue to impact, the U.S. mortgage industry include the enactment of the HERA, the conservatorship of Fannie Mae and Freddie Mac, the enactment of the EESA, TARP, the implementation of HAMP and HARP as part of HASP, the purchase by the Federal Reserve of direct obligations of the GSEs, the enactment of the AARA, and the implementation of the PPIP.

These specific actions by the federal government are intended, among other things, to stabilize domestic residential real estate markets by increasing the availability of credit for homebuyers and existing homeowners and reduce the foreclosure rates through mortgage loan modification programs. Although the federal government’s HASP programs are intended to improve the current trends in home foreclosures, some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether. Such regulatory changes in the foreclosure process could increase servicing costs and reduce the ultimate proceeds received on these properties if real estate values continue to decline. These changes could also have a negative impact on liquidity as we may be required to repurchase loans without the ability to sell the underlying property on a timely basis.

Additionally, on June 17, 2009, the Treasury issued a report recommending the enactment of sweeping financial regulatory reform legislation. While we are continuing to evaluate the proposed legislation, it is too early to tell when or if any of the provisions will be enacted and what impact any such provisions could have on the mortgage industry. If enacted as proposed, this legislation could materially affect the manner in which we conduct our businesses and result in federal regulation and oversight of our business activities.

While it is too early to tell whether the foregoing governmental initiatives will achieve their intended effects, there can be no assurance that any of these programs will improve the effects of the current economic recession on our business. We also may be at a competitive disadvantage in the event that our competitors are able to participate in these federal programs and it is determined that we are not eligible to participate in these programs.

See “Part I—Item 1. Business—Mortgage Production and Mortgage Servicing Segments—Mortgage Regulation,” “Part I—Item 1. Business—Mortgage Production and Mortgage Servicing Segments—Insurance Regulation” and “Part I—Item 1A. Risk Factors—Risks Related to our Business—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” for additional information regarding the impact of regulatory environments on our Mortgage Production and Mortgage Servicing segments.

Mortgage Industry Trends

Overall Trends

The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates, the strength of the U.S. housing market and investor underwriting standards for borrower credit and LTVs. During 2009, secondary market demand and prevailing mortgage interest rates have been positively impacted by the Federal Reserve’s purchase of MBS issued by the GSEs, which is scheduled to end in the first quarter of 2010. The cessation of this program could result in adverse conditions in the secondary mortgage market, which may change the trend of prevailing mortgage interest rates experienced in 2009. This development could negatively impact our Mortgage Production and Mortgage Servicing segments during 2010, as further discussed below.

In 2009, the mortgage industry continued to utilize more restrictive underwriting standards that made it more difficult for borrowers with less than prime credit records, limited funds for down payments or a high LTV to qualify for a mortgage. While there is uncertainty regarding their long-term impact, the HASP programs, discussed above under “— Regulatory Trends,” expands the population of eligible borrowers by expanding the maximum LTV to 125% for existing Fannie Mae loans which we believe had a favorable impact on mortgage industry origination volumes in 2009 and may continue into 2010.

As of February 2010, Fannie Mae’s Economics and Mortgage Market Analysis forecasted a decrease in industry loan originations of approximately 32% in 2010 from forecasted 2009 levels, which was comprised of a 56% decrease in forecasted refinance activity partially offset by a 17% increase in forecasted purchase originations.

See “— Liquidity and Capital Resources—General” for a discussion of trends relating to the credit markets and the impact of these trends on our liquidity.

Mortgage Production Trends

As a result of the government programs discussed above under “— Regulatory Trends,” mortgage rates reached historically low levels during 2009. Consistent with Fannie Mae’s Economics and Mortgage Market Analysis forecast, we believe that overall refinance originations for the mortgage industry and our Mortgage Production segment may decrease during 2010 from 2009 levels, which may have a negative impact on overall origination volumes during 2010 in comparison to 2009. The level of interest rates is a key driver of refinancing activity; however, there are other factors which influence the level of refinance originations, including home prices, underwriting standards and product characteristics. Refinancing activity during 2010 may also be impacted by many borrowers who have existing adjustable-rate mortgage loans (“ARMs”) that will have their rates reset. Although short-term interest rates are at or near historically low levels, lower fixed interest rates may provide an incentive for those borrowers to seek to refinance loans subject to interest rate changes.

Given the level of industry consolidation and competitive environment, loan margins across the industry have increased as compared to prior years. Although we expect loan margins to decline from the highs of 2009 given the forecasted decline in the industry origination volume, we believe that they will remain higher than prior years, which we believe is reflective of a longer term view of the returns required to manage the underlying risk of a mortgage production business.

Although we continue to anticipate a challenging environment for purchase originations in 2010, home affordability is at higher levels driven by both declines in home prices and historically low mortgage interest rates. This greater level of housing affordability, coupled with the availability of tax incentives for first time homebuyers and qualified repeat buyers, which were expanded to home purchases with a binding sales contract signed by April 30, 2010, could improve expected purchase originations for the mortgage industry during 2010.

The majority of industry loan originations during 2009 were fixed-rate conforming loans and substantially all of our loans closed to be sold during 2009 were conforming. We continued to observe a lack of liquidity and lower valuations in the secondary mortgage market for non-conforming loans during 2009 and we expect that this trend may continue in 2010.

The components of our MLHS, recorded at fair value, were as follows:

December 31,
2009
(In millions)

First mortgages:
Conforming(1)	$1,106
Non-conforming	27
Alt-A(2)	2
Construction loans	16

Total first mortgages	1,151

Second lien	24
Scratch and Dent(3)	41
Other	2

Total	$1,218

(1)	Represents mortgage loans that conform to the standards of the GSEs.

(2)	Represents mortgage loans that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgage loans with origination flaws or performance issues.

Mortgage Servicing Trends

The historically low mortgage interest rates experienced during 2009 resulted in a significant increase in refinance activity in our Mortgage Servicing segment. Although we experienced a significant increase in loan payoffs during 2009, we were able to increase our loan servicing portfolio by capturing the opportunity for refinance activity in our Mortgage Production segment. In addition to the significant increase in refinance activity, the declining housing market and general economic conditions, including elevated unemployment rates, have continued to negatively impact our Mortgage Servicing segment. Industry-wide mortgage loan delinquency rates have increased and we expect they will continue to increase over 2009 levels in correlation with unemployment rates. We expect foreclosure costs to remain elevated during 2010 due to an increase in borrower delinquencies and declining home prices. During 2009, we experienced increases in actual and projected repurchases, indemnifications and related loss severity associated with the representations and warranties that we provide to purchasers and insurers of our sold loans, which we expect may continue in 2010, primarily due to increased delinquency rates and a decline in housing prices in 2009 compared to 2008.

A summary of the activity in foreclosure-related reserves is as follows:

Balance, January 1, 2008	$49
Realized foreclosure losses	(37)
Increase in foreclosure reserves	69

Balance, December 31, 2008	81
Realized foreclosure losses(1)	(73)
Increase in foreclosure reserves	78

Balance, December 31, 2009	$86

(1)	Realized foreclosure losses for 2009 include an $11 million settlement with an individual investor for all future potential repurchase liabilities.

HAMP, discussed above under “— Regulatory Trends,” provides an opportunity for mortgage servicers to modify existing mortgage loans, subject to certain requirements, in return for a modification fee and additional financial incentives if the modified loan remains current. Specifically for Fannie Mae loans, servicers will receive compensation of $1,000 per loan modified under this program with an additional incentive of $500 if the loan is current at the time of modification. We will earn an additional $1,000 per year for three years under certain circumstances depending upon the extent of the modification and performance of the modified loan. Additionally, HAMP could provide additional guidelines for refinancing loans that may not be eligible for modification. We believe that these programs provide additional opportunities for our Mortgage Servicing segment and could reduce our exposure to future foreclosure-related losses. As of December 31, 2009, we have approximately 13,500 borrowers that are in the trial modification period. During the fourth quarter of 2009, servicer incentives received from the Treasury were not significant and did not significantly impact our results of operations.

During the third quarter of 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness of the hedge given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008, which resulted in volatility in the results of operations for our Mortgage Servicing segment during 2009. As of December 31, 2009, there were no open derivatives related to MSRs. Our decisions regarding the use of derivatives related to MSRs, if any, could result in continued volatility in the results of operations for our Mortgage Servicing segment.

As of December 31, 2009, Atrium had outstanding reinsurance agreements that were inactive and in runoff with two primary mortgage insurers. While in runoff, Atrium will continue to collect premiums and have risk of loss on the current population of loans reinsured, but may not add to that population of loans. During the third quarter of 2009, we commuted the reinsurance agreements with two other primary mortgage insurers. Pursuant to these commutations, Atrium has remitted the associated balance of securities held in trust in its entirety to the primary mortgage insurers. Atrium is no longer at risk for losses related to the commuted reinsurance agreements. (See “— Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K for additional information regarding mortgage reinsurance.)

Although HAMP could reduce our exposure to reinsurance losses through the loan modification and refinance programs, continued increases in mortgage loan delinquency rates and lower home prices could continue to have a further negative impact on our reinsurance business.

A summary of the activity in reinsurance-related reserves is as follows:

Balance, January 1, 2008	$32
Realized reinsurance losses	—
Increase in reinsurance reserves	51

Balance, December 31, 2008	83
Realized reinsurance losses(1)	(10)
Increase in reinsurance reserves	35

Balance, December 31, 2009	$108

(1)	Realized reinsurance losses include a $7 million payment associated with the commutation of reinsurance agreements during 2009.

As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, our provision for reinsurance losses may increase during 2010 in comparison to 2009 as anticipated losses become incurred. Additionally, we began to pay claims for certain book years and reinsurance agreements during 2009 and we expect to continue to pay claims during 2010. We hold securities in trust related to our potential obligation to pay such claims, which were $281 million and were included in Restricted cash in the accompanying Consolidated Balance Sheet as of December 31, 2009. We continue to believe that this amount is significantly higher than the expected claims.

Seasonality

Our Mortgage Production segment is generally subject to seasonal trends. These seasonal trends reflect the pattern in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. Seasonality has less of an effect on mortgage refinancing activity, which is primarily driven by prevailing mortgage rates. Our Mortgage Servicing segment is generally not subject to seasonal trends.

Inflation

An increase in inflation could have a significant impact on our Mortgage Production and Mortgage Servicing segments. Interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, mortgage loan production decreases, particularly production from loan refinancing. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity. Generally, in periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition among mortgage loan originators, which further pressures mortgage production profitability. Conversely, in a rising interest rate environment, our mortgage loan servicing revenues generally increase because mortgage prepayment rates tend to decrease, extending the average life of our servicing portfolio and increasing the value of our MSRs. See discussion below under “— Market and Credit Risk,” “Part I—Item 1A. Risk Factors— Risks Related to our Business—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” and “— Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Fleet Management Services Segment

Fleet Industry Trends

Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services. The U.S. commercial fleet management services market has continued to experience minimal growth over the last several years as reported by the Automotive Fleet. Our Fleet Management Services segment currently depends upon the North American automotive industry to supply us with new vehicles for our clients. We expect that the reorganized General Motors and Chrysler may be more financially viable suppliers in the future. We believe any disruption in vehicle production by the North American automobile manufacturers will have little impact on our ability to provide our clients with vehicle leases, as we would have the alternative to rely on foreign suppliers. Notwithstanding a short-term increase in consumer demand for new vehicles resulting from a federal stimulus program during the third quarter of 2009, the impact of the U.S. economic recession is expected to cause the North American automobile manufacturers to continue to experience a continued softening in the demand for new vehicle production in 2010.

We believe that these trends have been reflected in our Fleet Management Services segment, as we experienced a decline in our leased units in 2009 and we expect that this trend will also continue in 2010. However, we expect that as clients elect to delay the timing of obtaining replacement vehicles and the fleets of our Fleet Management Services segment’s clients continue to age, they may require greater levels of maintenance services.

The credit markets have experienced extreme volatility over the past year; however, the demand for ABS by investors in the U.S. and Canada has continued to dramatically increase during 2009 and into 2010. Likewise, the spread levels required by investors in the primary and secondary markets for ABS, along with spread compression, have improved during 2009 and into 2010. In addition, participation in the ABS markets by traditional investors has risen dramatically. These trends have positively impacted our outlook for both our access to the ABS market and expectations for spreads on securities issued by, or conduit funding obtained by, our U.S. wholly owned subsidiary, Chesapeake, and our Canadian special purpose trust, Fleet Leasing Receivables Trust (“FLRT”). In January 2010, FLRT issued $343 million senior term notes backed by leases originated by our Canadian fleet management services operations. Overall, ABS markets have improved during 2009 and into 2010, and we anticipate this improvement will result in greater demand for ABS in both the U.S. and Canadian markets during the remainder of 2010. See “— Liquidity and Capital Resources” for a discussion of trends relating to the credit markets, the impact of these trends on our liquidity and term notes issued in January 2010.

In response to the foregoing trends, we have worked to modify the lease pricing associated with billings to the clients of our Fleet Management Services segment to correlate more closely with our underlying cost of funds, which we believe is also reflective of revised pricing throughout the fleet management industry.

Seasonality

The results of operations of our Fleet Management Services segment are generally not seasonal.

Inflation

Inflation does not have a significant impact on our Fleet Management Services segment.

Market and Credit Risk

We are exposed to market and credit risks. See “— Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Part I—Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.”

Results of Operations—2009 vs. 2008

Consolidated Results

Our consolidated results of operations for 2009 and 2008 were comprised of the following:

	Year Ended
	December 31,
	2009	2008	Change
	(In millions)

Net fee income	$425	$371	$54
Fleet lease income	1,441	1,585	(144)
Gain on mortgage loans, net	610	259	351
Mortgage net finance (expense) income	(58)	2	(60)
Loan servicing income	431	430	1
Valuation adjustments related to mortgage servicing rights, net	(280)	(733)	453
Other income	37	142	(105)

Net revenues	2,606	2,056	550

Depreciation on operating leases	1,267	1,299	(32)
Fleet interest expense	89	162	(73)
Goodwill impairment	—	61	(61)
Total other expenses	970	977	(7)

Total expenses	2,326	2,499	(173)

Income (loss) before income taxes	280	(443)	723
Provision for (benefit from) income taxes	107	(162)	269

Net income (loss)	173	(281)	454
Less: net income (loss) attributable to noncontrolling interest	20	(27)	47

Net income (loss) attributable to PHH Corporation	$153	$(254)	$407

During 2009, our Net revenues increased by $550 million (27%) compared to 2008 due to increases of $418 million and $358 million in our Mortgage Production and Mortgage Servicing segments, respectively, that were partially offset by a decrease of $178 million in our Fleet Management Services segment and a $48 million unfavorable change in other revenue not allocated to our reportable segments, primarily related to a terminated merger agreement with General Electric Capital Corporation during 2008. Our Income (loss) before income taxes changed favorably by $723 million during 2009 compared to 2008 due to favorable changes of $443 million and $345 million in our Mortgage Production and Mortgage Servicing segments, respectively, that were partially offset by unfavorable changes of $57 million in other (expense) income not allocated to our reportable segments, primarily related to a terminated merger agreement with General Electric Capital Corporation during 2008 and $8 million in our Fleet Management Services segment.

Our effective income tax rates were 38.3% and (36.6)% for 2009 and 2008, respectively. The Provision for (benefit from) income taxes changed unfavorably by $269 million to $107 million in 2009 from $(162) million in 2008 primarily due to the following: (i) a $253 million increase in federal income tax expense due to the favorable change in Income (loss) before income taxes, (ii) a $37 million increase in the state income tax expense due to the favorable change in Income (loss) before income taxes and (iii) a $5 million unfavorable change in deferred income tax expense representing the change in estimated state apportionment factors and tax rates in 2009 compared to 2008. All of these factors were partially offset by the following: (i) a $19 million favorable change in the impact of Realogy’s noncontrolling interest in the profit or loss of the Mortgage Venture on the calculated effective tax rate, (ii) a $4 million decrease in expense related to the valuation allowance for deferred tax assets during 2009 compared to 2008 and (iii) a portion of the PHH Home Loans’ Goodwill impairment charge was not deductible for federal and state income tax purposes, which impacted the calculated effective tax rate for 2008 by $7 million.

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

Mortgage Services

Profit (loss) for our combined Mortgage Services segments changed favorably by $741 million during 2009 compared to 2008 primarily due to a $776 million increase in Net revenues and a $12 million decrease in Total expenses.

Net revenues for our combined Mortgage Services segments increased by $776 million during 2009 compared to 2008 due to an increase of $418 million in our Mortgage Production segment primarily attributable to higher margins on mortgage loans and higher volumes of more profitable first mortgage retail originations and IRLCs expected to close and an increase of $358 million in our Mortgage Servicing segment primarily due to a favorable change in Valuation adjustments related to mortgage servicing rights.

The following tables present the key drivers and related components of Total expenses for 2009 and 2008:

	Year Ended
	December 31,
	2009	2008	Change	% Change
	($ in millions)

First mortgage closings (units)	153,694	115,873	37,821	33%
Second-lien closings (units)	10,692	30,176	(19,484)	(65)%

Total number of loans closed (units)	164,386	146,049	18,337	13%

Average loan servicing portfolio	$149,628	$152,681	$(3,053)	(2)%

	Year Ended December 31,
	2009	2008	Change	% Change
	(In millions)

Production-related expenses(1)	$435	$380	$55	14%
Servicing-related expenses	73	64	9	14%
Foreclosure costs	70	73	(3)	(4)%
Other expenses	143	155	(12)	(8)%
Goodwill impairment	—	61	(61)	(100)%

Total expenses	$721	$733	$(12)	(2)%

(1)	Approximately 83% of production-related expenses for 2009 are scalable with origination volumes.

Production-related expenses represent direct costs associated with the origination of mortgage loans, including commissions, appraisal expenses, automated underwriting and other closing costs, as well as production support costs, including underwriting, processing and secondary marketing. Due to the marginal costs associated with the origination of second-lien loan originations, production-related expenses are primarily driven by first mortgage closings. Production-related expenses increased by 14%, despite a 33% increase in the total number of first mortgage closings (units), which is reflective of our ongoing cost reduction initiatives and our efforts to make the Mortgage Production segment’s expenses more scalable with volumes. Servicing-related expenses represent the operating costs of our Mortgage Servicing segment for performing the related servicing activities associated with our loan servicing portfolio. The increase in servicing related expenses is primarily due to the higher costs associated with the increase in delinquencies and defaults in our loan servicing portfolio. Other expenses consist of support functions, including information technology, finance, human resources, legal and corporate allocations. The reduction in other expenses is attributable to our ongoing cost reduction activities.

The following table presents a summary of our financial results for our combined Mortgage Services segments and is followed by a discussion of each of the key components of Net revenues and Total expenses for the two reportable segments individually:

	Year Ended
	December 31,
	2009	2008	Change	% Change
	(In millions)

Mortgage fees	$275	$208	$67	32%

Gain on mortgage loans, net	610	259	351	136%

Mortgage interest income	91	175	(84)	(48)%
Mortgage interest expense	(151)	(171)	20	12%

Mortgage net finance (expense) income	(60)	4	(64)	n/m(1)

Loan servicing income	431	430	1	—

Change in fair value of mortgage servicing rights	(280)	(554)	274	49%
Net derivative loss related to mortgage servicing rights	—	(179)	179	100%

Valuation adjustments related to mortgage servicing
rights	(280)	(733)	453	62%

Net loan servicing income (loss)	151	(303)	454	n/m(1)

Other (expense) income	(14)	18	(32)	n/m(1)

Net revenues	962	186	776	417%

Salaries and related expenses	375	328	47	14%
Occupancy and other office expenses	41	55	(14)	(25)%
Other depreciation and amortization	15	14	1	7%
Other operating expenses	290	275	15	5%
Goodwill impairment	—	61	(61)	(100)%

Total expenses	721	733	(12)	(2)%

Income (loss) before income taxes	241	(547)	788	n/m(1)
Less: net income (loss) attributable to noncontrolling interest	20	(27)	47	n/m(1)

Combined Mortgage Services segments profit (loss)	$221	$(520)	$741	n/m(1)

(1)	n/m—Not meaningful.

Mortgage Production Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended
	December 31,
	2009	2008	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$29,370	$20,753	$8,617	42%
Fee-based closings	8,194	13,166	(4,972)	(38)%

Total closings	$37,564	$33,919	$3,645	11%

Purchase closings	$15,401	$21,403	$(6,002)	(28)%
Refinance closings	22,163	12,516	9,647	77%

Total closings	$37,564	$33,919	$3,645	11%

Fixed rate	$30,512	$20,008	$10,504	52%
Adjustable rate	7,052	13,911	(6,859)	(49)%

Total closings	$37,564	$33,919	$3,645	11%

First mortgage closings (units)	153,694	115,873	37,821	33%
Second-lien closings (units)	10,692	30,176	(19,484)	(65)%

Total number of loans closed (units)	164,386	146,049	18,337	13%

Average loan amount	$228,510	$232,241	$(3,731)	(2)%

Loans sold	$29,002	$21,079	$7,923	38%

Applications	$54,283	$48,545	$5,738	12%

IRLCs expected to close	$26,210	$19,790	$6,420	32%

	Year Ended
	December 31,
	2009	2008	Change	% Change
	(In millions)

Mortgage fees	$275	$208	$67	32%

Gain on mortgage loans, net	610	259	351	136%

Mortgage interest income	79	92	(13)	(14)%
Mortgage interest expense	(90)	(99)	9	9%

Mortgage net finance expense	(11)	(7)	(4)	(57)%

Other income	6	2	4	200%

Net revenues	880	462	418	90%

Salaries and related expenses	336	297	39	13%
Occupancy and other office expenses	32	44	(12)	(27)%
Other depreciation and amortization	14	13	1	8%
Other operating expenses	172	164	8	5%
Goodwill impairment	—	61	(61)	(100)%

Total expenses	554	579	(25)	(4)%

Income (loss) before income taxes	326	(117)	443	n/m(1)
Less: net income (loss) attributable to noncontrolling interest	20	(27)	47	n/m(1)

Segment profit (loss)	$306	$(90)	$396	n/m(1)

(1)	n/m—Not meaningful.

Mortgage Production Statistics

Loans closed to be sold and fee-based closings are the key drivers of Mortgage fees, whereas IRLCs expected to close are the primary driver of Gain on mortgage loans, net.

Loans purchased from financial institutions are included in loans closed to be sold while loans originated by us and retained by financial institutions are included in fee-based closings. The change in mix between fee-based closings and loans closed to be sold was primarily due to a decrease in fee-based closings from our financial institutions clients during 2009 compared to 2008. Long-term mortgage interest rates declined to historic lows during the fourth quarter of 2008 and remained historically low throughout 2009, which resulted in a greater percentage of fixed-rate conforming mortgage loan originations, whereas our fee-based closings from our financial institutions clients have historically consisted of a greater percentage of ARMs. The change in mix of first and second-lien originations is attributable to the product offerings of our financial institutions clients during 2009 as compared to 2008, which is reflective of the general economic trends including home price depreciation, which has reduced the available equity of potential borrowers.

The increase in IRLCs expected to close was primarily attributable to an increase in refinance activity resulting from historically low mortgage interest rates during 2009 and the change in mix between fee-based closings and loans closed to be sold.

Mortgage Fees

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

Mortgage fees increased by $67 million (32%) primarily due to an 11% increase in total closings, an increase in first mortgage retail originations and the impact of a decrease in second-lien originations that was partially offset by a change in mix between fee-based closings and loans closed to be sold during 2009 compared to 2008. Mortgage fees associated with first mortgage retail originations are generally higher than those associated with second-lien originations and closed mortgage loan purchases, as we have a greater involvement in the origination process.

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

Prior to January 1, 2008, our IRLCs and loan-related derivatives were initially recorded at zero value at inception with changes in fair value recorded as a component of Gain on mortgage loans, net. Pursuant to the transition provisions of updates to Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” (“ASC 815”), we recognized a benefit to Gain on mortgage loans, net during 2008 of approximately $30 million, as the value attributable to servicing rights related to IRLCs as of January 1, 2008 was excluded from the transition adjustment for the adoption of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). (See Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.)

The components of Gain on mortgage loans, net were as follows:

	Year Ended
	December 31,
	2009	2008	Change	% Change
	(In millions)

Gain on loans	$552	$353	$199	56%
Change in fair value of MLHS and related derivatives:
ARMs	—	(20)	20	100%
Scratch and Dent and Alt-A loans	(7)	(28)	21	75%
Second-lien loans	(6)	(6)	—	—
Construction loans	(5)	—	(5)	n/m(1)
Jumbo loans	(2)	(15)	13	87%
Economic hedge results	78	(55)	133	n/m(1)

Total change in fair value of MLHS and related derivatives	58	(124)	182	n/m(1)

Benefit of transition provision of updates to ASC 815	—	30	(30)	(100)%

Gain on mortgage loans, net	$610	$259	$351	136%

(1)	n/m—Not meaningful.

Gain on mortgage loans, net increased by $351 million (136%) from 2008 to 2009 due to a $199 million increase in gain on loans and a $182 million favorable variance from the change in fair value of MLHS and related derivatives that were partially offset by the $30 million benefit of the transition provision of updates to ASC 815 during 2008.

The $199 million increase in gain on loans during 2009 compared to 2008 was primarily due to significantly higher margins and a 32% increase in IRLCs expected to close. The significantly higher margins during 2009 were primarily attributable to an increase in industry refinance activity for conforming first mortgage loans, resulting from lower mortgage interest rates, coupled with lower overall industry capacity. Loan margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity.

The $182 million favorable variance from the change in fair value of MLHS and related derivatives was due to a $133 million favorable variance from economic hedge results and a $49 million reduction in unfavorable valuation adjustments for certain mortgage loans. The favorable variance from economic hedge results was primarily due to a decrease in hedge costs during 2009 compared to 2008 and a favorable change in mortgage interest rates whereby the increase in value of IRLCs and MLHS exceeded the decrease in value of the related derivatives. The reduction in unfavorable valuation adjustments for certain mortgage loans was primarily due to a reduction in unfavorable adjustments related to Scratch and Dent and Alt-A, ARMs and jumbo loans that were partially offset by an increase in unfavorable adjustments related to construction loans. The unfavorable valuation adjustments for Scratch and Dent and Alt-A, second-lien, construction and jumbo loans during 2009 were primarily due to decreases in the collateral values and credit performance of these loans. The unfavorable valuation adjustment for Scratch and Dent and Alt-A, ARMs, jumbo and second-lien loans during 2008 was the result of a continued decrease in demand for these types of loans due to the adverse secondary mortgage market conditions unrelated to changes in interest rates.

Mortgage Net Finance Expense

Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average balance of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment increased by $4 million (57%) during 2009 compared to 2008 due to a $13 million (14%) decrease in Mortgage interest income that was partially offset by a $9 million (9%) decrease in Mortgage interest expense. The $13 million decrease in Mortgage interest income was primarily due to lower interest rates related to loans held for sale. The $9 million decrease in Mortgage interest expense was attributable to a lower cost of funds from our outstanding borrowings. The lower cost of funds from our outstanding borrowings was primarily attributable to a decrease in short-term interest rates. A significant portion of our loan originations are funded with variable-rate short-term debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, was 235 basis points (“bps”) lower during 2009 compared to 2008.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses increased by $39 million (13%) during 2009 compared to 2008 due to a $22 million increase in commissions expense, a $19 million increase in management incentives and an $8 million increase in costs associated with temporary and contract personnel that were partially offset by a $10 million decrease in salaries and related benefits. The increase in commissions expense was primarily attributable to an 11% increase in total closings and an increase in first mortgage retail originations during 2009 compared to 2008, as there is higher commission cost associated with these loans. The increase in costs associated with temporary and contract personnel was due to the modification of our cost structure to a more flexible workforce. The decrease in salaries and related benefits was primarily attributable to a reduction in average permanent employees for 2009 compared to 2008.

Occupancy and Other Office Expenses

Occupancy and other office expenses decreased by $12 million (27%) during 2009 compared to 2008 primarily due to the reduction of leased space resulting from our continued efforts to reduce overall costs.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses increased by $8 million (5%) during 2009 compared to 2008. This increase was primarily attributable to a $16 million increase in production-related direct expenses as a result of the increase in total closings and first mortgage retail originations, which was partially offset by an $8 million reduction in other expenses resulting from our continued efforts to reduce overall costs.

Mortgage Servicing Segment

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended
	December 31,
	2009	2008	Change	% Change
	(In millions)

Average loan servicing portfolio	$149,628	$152,681	$(3,053)	(2)%

	Year Ended
	December 31,
	2009	2008	Change	% Change
	(In millions)

Mortgage interest income	$12	$83	$(71)	(86)%
Mortgage interest expense	(61)	(72)	11	15%

Mortgage net finance (expense) income	(49)	11	(60)	n/m(1)

Loan servicing income	431	430	1	—

Change in fair value of mortgage servicing rights	(280)	(554)	274	49%
Net derivative loss related to mortgage servicing rights	—	(179)	179	100%

Valuation adjustments related to mortgage servicing rights	(280)	(733)	453	62%

Net loan servicing income (loss)	151	(303)	454	n/m(1)

Other (expense) income	(20)	16	(36)	n/m(1)

Net revenues	82	(276)	358	n/m(1)

Salaries and related expenses	39	31	8	26%
Occupancy and other office expenses	9	11	(2)	(18)%
Other depreciation and amortization	1	1	—	—
Other operating expenses	118	111	7	6%

Total expenses	167	154	13	8%

Segment loss	$(85)	$(430)	$345	80%

(1)	n/m—Not meaningful.

Mortgage Net Finance (Expense) Income

Mortgage net finance (expense) income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, income from investment balances (including investments held by Atrium) and interest expense allocated on debt used to fund our MSRs, which is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance (expense) income changed unfavorably by $60 million during 2009 compared to 2008 due to a $71 million (86%) decrease in

Mortgage interest income that was partially offset by an $11 million (15%) decrease in Mortgage interest expense. The decrease in Mortgage interest income was due to lower short-term interest rates and lower average escrow balances in 2009 compared to 2008. Escrow balances earn income based on one-month LIBOR, which was 235 bps lower, on average, during 2009 compared to 2008. The lower average escrow balances were due to the 2% decrease in the average loan servicing portfolio. The ending one-month LIBOR rate at December 31, 2009 was 23 bps, which has significantly reduced the earnings opportunity related to our escrow balances compared to historical periods. The decrease in Mortgage interest expense was due to lower cost of funds from our outstanding borrowings, primarily due to the decrease in short-term interest rates, and lower average borrowings allocable to our Mortgage Servicing segment.

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

The components of Loan servicing income were as follows:

	Year Ended
	December 31,
	2009	2008	Change	% Change
	(In millions)

Net service fee revenue	$422	$431	$(9)	(2)%
Late fees and other ancillary servicing revenue	58	43	15	35%
Curtailment interest paid to investors	(44)	(27)	(17)	(63)%
Net reinsurance loss	(5)	(17)	12	71%

Loan servicing income	$431	$430	$1	—

Loan servicing income increased by $1 million from 2008 to 2009 due to an increase in late fees and other ancillary servicing revenue and a decrease in net reinsurance loss that were nearly offset by an increase in curtailment interest paid to investors and a decrease in net service fee revenue. The $15 million increase in late fees and other ancillary servicing revenue was primarily due to a $7 million gain recognized from the sale of excess servicing associated with a portion of our MSRs as well as an increase in the expected proceeds from the sale of MSRs during 2007, coupled with an increase in loss mitigation revenue and recording fees. The $12 million decrease in net reinsurance loss during 2009 compared to 2008 was primarily due to a decrease in the provision for reinsurance losses. The $17 million increase in curtailment interest paid to investors was primarily due to a 68% increase in loans included in our loan servicing portfolio that paid off during 2009 compared to 2008. The $9 million decrease in net service fee revenue was primarily due to the 2% decrease in the average loan servicing portfolio coupled with the impact of higher delinquencies in our loan servicing portfolio.

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

The components of Change in fair value of mortgage servicing rights were as follows:

	Year Ended
	December 31,
	2009	2008	Change	% Change
	(In millions)

Actual prepayments of the underlying mortgage loans	$(244)	$(144)	$(100)	(69)%
Actual receipts of recurring cash flows	(56)	(65)	9	14%
Credit-related fair value adjustments(1)	(91)	(58)	(33)	(57)%
Market-related fair value adjustments(2)	111	(287)	398	n/m(3)

Change in fair value of mortgage servicing rights	$(280)	$(554)	$274	49%

(1)	Represents the change in fair value of MSRs primarily due to changes in portfolio delinquencies and foreclosures.

(2)	Represents the change in fair value of MSRs due to changes in market inputs and assumptions used in the valuation model.

(3)	n/m—Not meaningful.

The fluctuation in the decline in value of our MSRs due to actual prepayments during 2009 compared to 2008 was primarily attributable to higher prepayment rates. The actual prepayment rate of mortgage loans in our capitalized servicing portfolio was 19% and 11% of the unpaid principal balance of the underlying mortgage loans during 2009 and 2008, respectively.

The increase in credit-related fair value adjustments during 2009 compared to 2008 was primarily due to the deteriorating economic conditions in the broader U.S. economy.

The $111 million favorable change during 2009 due to market-related fair value adjustments was primarily due to an increase in mortgage interest rates leading to lower expected prepayments. The $287 million unfavorable change during 2008 was primarily due to a decrease in mortgage interest rates leading to higher expected prepayments. (See “— Critical Accounting Policies—Fair Value Measurements” for an analysis of the impact of 10% variations in key assumptions on the fair value of our MSRs.)

Net Derivative Loss Related to Mortgage Servicing Rights:  From time to time, we use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. (See Note 7, “Derivatives and Risk Management Activities” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.) The amount and composition of derivatives, if any, that we may use will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the expected increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). During periods of increased interest rate volatility, we anticipate increased costs associated with derivatives related to MSRs that are available in the market. The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, the benefit of the natural business hedge may not be realized under certain circumstances regardless of the change in interest rates. Reliance on the natural business hedge during 2009 resulted in greater volatility in the results of our Mortgage Servicing segment. During 2008, we assessed the composition of our capitalized mortgage loan servicing portfolio and its related relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008. As of December 31, 2009, there were no open derivatives related to MSRs. (See “Part I—Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in this Form 10-K for more information.)

The value of derivatives related to our MSRs decreased by $179 million during 2008. As described below, our net results from MSRs risk management activities were gains of $111 million and losses of $466 million during 2009 and 2008, respectively. Refer to “— Item 7A. Quantitative and Qualitative Disclosures About Market Risk”

for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs at December 31, 2009.

The following table outlines Net gain (loss) on MSRs risk management activities:

	Year Ended
	December 31,
	2009	2008
	(In millions)

Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	$111	$(287)
Net derivative loss related to mortgage servicing rights	—	(179)

Net gain (loss) on MSRs risk management activities	$111	$(466)

Although we did not use derivative instruments to hedge our MSRs during 2009, we were able to effectively replenish the lost servicing value from payoffs with new originations. During 2009, we experienced $24.3 billion in loan payoffs in our capitalized servicing portfolio, representing $244 million of MSRs, whereas we were able to add $27.7 billion mortgage loans to our capitalized loan servicing portfolio, with an initial MSR value of $497 million.

Other (Expense) Income

Other (expense) income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and changed unfavorably by $36 million during 2009 compared to 2008. Our Investment securities consist of interests that continue to be held in the sale or securitization of mortgage loans, or retained interests. The realized and unrealized losses during 2009 were primarily attributable to significant increases in the delinquency of the underlying mortgage loans and an acceleration of our assumption of projected losses, which caused a decline in the expected cash flows from the underlying securities. The unrealized gains during 2008 were primarily attributable to a favorable progression of trends in expected prepayments and realized losses as compared to our initial estimates, leading to greater expected cash flows from the underlying securities. (See “— Critical Accounting Policies” below for more information.)

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses increased by $8 million (26%) during 2009 compared to 2008, primarily due to an increase in employees in our mortgage loan servicing operations associated with higher delinquencies and foreclosures, as well as an increase in management incentives.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with mortgage loans in foreclosure and REO and allocations for overhead. Other operating expenses increased by $7 million (6%) during 2009 compared to 2008. This increase was primarily attributable to increased expenses due to managing the increased delinquencies in our mortgage servicing portfolio.

Fleet Management Services Segment

Net revenues decreased by $178 million (10%) during 2009 compared to 2008. As discussed in greater detail below, the decrease in Net revenues was due to decreases of $144 million in Fleet lease income, $21 million in Other income and $13 million in Fleet management fees.

Segment profit decreased by $8 million (13%) during 2009 compared to 2008 as the $178 million decrease in Net revenues was offset by a $170 million (10%) decrease in Total expenses. The $170 million decrease in Total expenses was primarily due to decreases of $74 million in Fleet interest expense, $49 million in Other operating expenses, $32 million in Depreciation on operating leases and $14 million in Salaries and related expenses.

For 2009 compared to 2008, the primary drivers for the reduction in segment profit were volume declines partially offset by improved lease margins and the impact of ongoing cost reduction initiatives. Additionally, during 2008, we recognized a gain of $7 million on the early termination of a technology development and licensing arrangement.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Year Ended
	December 31,
	2009	2008	Change	% Change
	(In thousands of units)

Leased vehicles	314	335	(21)	(6)%
Maintenance service cards	275	299	(24)	(8)%
Fuel cards	282	296	(14)	(5)%
Accident management vehicles	305	323	(18)	(6)%

	Year Ended
	December 31,
	2009	2008	Change	%Change
		(In millions)

Fleet management fees	$150	$163	$(13)	(8)%
Fleet lease income	1,441	1,585	(144)	(9)%
Other income	58	79	(21)	(27)%

Net revenues	1,649	1,827	(178)	(10)%

Salaries and related expenses	86	100	(14)	(14)%
Occupancy and other office expenses	18	19	(1)	(5)%
Depreciation on operating leases	1,267	1,299	(32)	(2)%
Fleet interest expense	95	169	(74)	(44)%
Other depreciation and amortization	11	11	—	—
Other operating expenses	118	167	(49)	(29)%

Total expenses	1,595	1,765	(170)	(10)%

Segment profit	$54	$62	$(8)	(13)%

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees decreased by $13 million (8%) during 2009 compared to 2008 primarily due to declines in average unit counts, which resulted in an $11 million decrease in revenues from our principal fee-based products. The decline in average unit counts, as detailed in the chart above, was primarily attributable to deteriorating economic conditions in the broader U.S. economy.

Fleet Lease Income

Fleet lease income decreased by $144 million (9%) during 2009 compared to 2008, primarily due to decreases in billings and lease syndication volume. The decrease in billings was primarily attributable to lower interest rates on variable-rate leases and a decline in average leased vehicles, as detailed in the chart above.

Other Income

Other income decreased by $21 million (27%) during 2009 compared to 2008, primarily due to a decrease in interest income. Other income for 2008 included a $7 million gain recognized on the early termination of a technology development and licensing arrangement.

Salaries and Related Expenses

Salaries and related expenses decreased by $14 million (14%) during 2009 compared to 2008, primarily due to a decrease in headcount as a result of management’s efforts to reduce costs. Salaries and related expenses for 2009 and 2008 included a severance charge of $4 million and $5 million, respectively.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases decreased by $32 million (2%) during 2009 compared to 2008, primarily due to a decrease in vehicles under operating leases.

Fleet Interest Expense

Fleet interest expense decreased by $74 million (44%) during 2009 compared to 2008, primarily due to decreasing short-term interest rates related to borrowings associated with leased vehicles. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, was 235 bps lower during 2009 compared to 2008.

Other Operating Expenses

Other operating expenses decreased by $49 million (29%) during 2009 compared to 2008, primarily due to a decrease in cost of goods sold as a result of the decreases in lease syndication volume.

Results of Operations—2008 vs. 2007

Consolidated Results

Our consolidated results of operations for 2008 and 2007 were comprised of the following:

	Year Ended
	December 31,
	2008	2007	Change
		(In millions)

Net fee income	$371	$291	$80
Fleet lease income	1,585	1,598	(13)
Gain on mortgage loans, net	259	94	165
Mortgage net finance income	2	84	(82)
Loan servicing income	430	489	(59)
Valuation adjustments related to mortgage servicing rights, net	(733)	(413)	(320)
Other income	142	97	45

Net revenues	2,056	2,240	(184)

Depreciation on operating leases	1,299	1,264	35
Fleet interest expense	162	213	(51)
Goodwill impairment	61	—	61
Total other expenses	977	808	169

Total expenses	2,499	2,285	214

Loss before income taxes	(443)	(45)	(398)
Benefit from income taxes	(162)	(35)	(127)

Net loss	(281)	(10)	(271)
Less: net (loss) income attributable to noncontrolling interest	(27)	2	(29)

Net loss attributable to PHH Corporation	$(254)	$(12)	$(242)

During 2008, our Net revenues decreased by $184 million (8%) compared to 2007, due to decreases of $452 million and $34 million in our Mortgage Servicing and Fleet Management Services segments, respectively, that were partially offset by an increase of $257 million in our Mortgage Production segment and a $45 million favorable change in other revenue not allocated to our reportable segments, primarily related to a terminated merger agreement with General Electric Capital Corporation. Our Loss before income taxes changed unfavorably by $398 million during 2008 compared to 2007 due to unfavorable changes of $505 million and $54 million in our Mortgage Servicing and Fleet Management Services segments, respectively, that were partially offset by favorable changes of $107 million in our Mortgage Production segment and $54 million in other income not allocated to our reportable segments, primarily related to a terminated merger agreement with General Electric Capital Corporation.

In April 2008, we received approval from the IRS regarding an accounting method change (the “IRS Method Change”). We recorded a net increase to our Benefit from income taxes for 2008 of $11 million as a result of recording the effect of the IRS Method Change.

Our effective income tax rates were (36.6)% and (78.4)% for 2008 and 2007, respectively. The Benefit from income taxes increased by $127 million to a Benefit from income taxes of $162 million in 2008 from a Benefit from income taxes of $35 million in 2007 primarily due to the following: (i) a $139 million increase in federal income tax benefit due to the increase in Loss before income taxes, (ii) a $14 million increase in the state income tax benefit due to the increase in Loss before income taxes (due to our mix of income and loss from our operations by entity and state income tax jurisdictions, there was a significant difference between the state income tax effective rates during 2008 and 2007) and (iii) a $7 million favorable increase in deferred state income tax benefit representing the change in estimated state apportionment factors that were partially offset by (i) a $25 million increase in expense related to the valuation allowance for deferred tax assets as there was a $5 million increase in the valuation allowance during

2008 ($14 million of the increase was primarily due to loss carryforwards generated during 2008 for which we believe is more likely than not that the loss carryforwards will not be realized that were partially offset by a $9 million reduction in certain loss carryforwards as a result of the IRS Method Change) as compared to a $20 million decrease in the valuation allowance during 2007 (primarily due to the utilization of loss carryforwards as a result of taxable income generated during 2007), (ii) an $11 million unfavorable change in the impact of Realogy’s noncontrolling interest in the profit or loss of the Mortgage Venture on the calculated effective tax rate and (iii) a portion of the PHH Home Loans’ Goodwill impairment charge was not deductible for federal and state income tax purposes, which impacted the calculated effective tax rate for 2008 by $7 million.

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

Segment loss decreased by $136 million (60%) during 2008 compared to 2007 as the $257 million increase in Net revenues was partially offset by a $150 million (35%) increase in Total expenses. The $150 million increase in Total expenses was primarily due to a $102 million increase in Salaries and related expenses and a $61 million non-cash charge for Goodwill impairment, related to the PHH Home Loans reporting unit, recorded during 2008, which were partially offset by decreases of $6 million in Other operating expenses and $5 million in Occupancy and other office expenses. Net loss attributable to noncontrolling interest for 2008 was impacted by $30 million as a result of the PHH Home Loans’ Goodwill impairment. The impact of the PHH Home Loans’ Goodwill impairment on segment loss for 2008 was $31 million. (See Note 3, “Goodwill and Other Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for additional information.)

We adopted ASC 820, ASC 825, “Financial Instruments” (“ASC 825”) and updates to ASC 815 on January 1, 2008. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 825 permits entities to choose, at specified election dates, to measure certain eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. Additionally, fees and costs associated with the origination and acquisition of MLHS are no longer deferred, which was our policy prior to the adoption of ASC 825. The updates to ASC 815 require the expected net future cash flows related to the associated servicing of a loan to be included in the measurement of all written loan commitments that are accounted for at fair value.

Accordingly, as a result of the adoption of ASC 820, ASC 825 and updates to ASC 815, there have been changes in the timing of the recognition, as well as the classification, of certain components of our Mortgage Production segment’s Net revenues and Total expenses in comparison to periods prior to January 1, 2008, which are described in further detail below.

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
	2008	2007	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$20,753	$29,207	$(8,454)	(29)%
Fee-based closings	13,166	10,338	2,828	27%

Total closings	$33,919	$39,545	$(5,626)	(14)%

Purchase closings	$21,403	$25,692	$(4,289)	(17)%
Refinance closings	12,516	13,853	(1,337)	(10)%

Total closings	$33,919	$39,545	$(5,626)	(14)%

Fixed rate	$20,008	$25,525	$(5,517)	(22)%
Adjustable rate	13,911	14,020	(109)	(1)%

Total closings	$33,919	$39,545	$(5,626)	(14)%

Number of loans closed (units)	146,049	182,885	(36,836)	(20)%

Average loan amount	$232,241	$216,228	$16,013	7%

Loans sold	$21,079	$30,346	$(9,267)	(31)%

Applications	$48,545	$52,533	$(3,988)	(8)%

	Year Ended December 31,
	2008	2007	Change	% Change
	(In millions)

Mortgage fees	$208	$127	$81	64%

Gain on mortgage loans, net	259	94	165	176%

Mortgage interest income	92	171	(79)	(46)%
Mortgage interest expense	(99)	(190)	91	48%

Mortgage net finance expense	(7)	(19)	12	63%

Other income	2	3	(1)	(33)%

Net revenues	462	205	257	125%

Salaries and related expenses	297	195	102	52%
Occupancy and other office expenses	44	49	(5)	(10)%
Other depreciation and amortization	13	15	(2)	(13)%
Other operating expenses	164	170	(6)	(4)%
Goodwill impairment	61	—	61	n/m(1)

Total expenses	579	429	150	35%

Loss before income taxes	(117)	(224)	107	48%
Less: net (loss) income attributable to noncontrolling interest	(27)	2	(29)	n/m(1)

Segment loss	$(90)	$(226)	$136	60%

(1)	n/m—Not meaningful.

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

Prior to the adoption of ASC 825 on January 1, 2008, fee income on loans closed to be sold was deferred until the loans were sold and was recognized in Gain on mortgage loans, net. Subsequent to electing the Fair Value Option under ASC 825 for our MLHS, fees associated with the origination and acquisition of MLHS are recognized as earned, rather than deferred, as presented in the following table:

	Year Ended
	December 31,
	2008	2007	Change	% Change
	(In millions)

Mortgage fees prior to the deferral of fee income	$208	$228	$(20)	(9)%
Deferred fees	—	(101)	101	n/m (1)

Mortgage fees	$208	$127	$81	64%

(1)	n/m—Not meaningful.

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

Gain on Mortgage Loans, Net

Subsequent to the adoption of ASC 825 and updates to ASC 815 on January 1, 2008, Gain on mortgage loans, net includes realized and unrealized gains and losses on our MLHS, as well as the changes in fair value of all loan-related derivatives, including our IRLCs and freestanding loan-related derivatives. The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of our IRLCs and MLHS approximates a whole-loan price, which includes the value of the related MSRs. MSRs are recognized and capitalized at the date the loans are sold and subsequent changes in the fair value of MSRs are recorded in Change in fair value of mortgage servicing rights in the Mortgage Servicing segment.

Prior to the adoption of ASC 825 and updates to ASC 815 on January 1, 2008, our IRLCs and loan-related derivatives were initially recorded at zero value at inception with changes in fair value recorded as a component of

Gain on mortgage loans, net. Changes in the fair value of our MLHS were recorded to the extent the loan-related derivatives were considered effective hedges.

Pursuant to the transition provisions of updates to ASC 815, we recognized a benefit to Gain on mortgage loans, net during 2008 of approximately $30 million, as the value attributable to servicing rights related to IRLCs as of January 1, 2008 was excluded from the transition adjustment for the adoption of ASC 820. (See Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.)

Prior to the adoption of ASC 825, we recorded our MLHS at the lower of cost or market value (“LOCOM”), computed by the aggregate method. Gain on mortgage loans, net was negatively impacted during 2007 by an increase in the valuation reserve to record MLHS at LOCOM primarily due to declines in the value of Scratch and Dent loans during the second quarter of 2007. As a result of this increase in the valuation reserve, all MLHS as of the beginning of the third quarter of 2007 were recorded at their respective market values. Subsequently during the second half of 2007, there was a further decline in the valuation of Scratch and Dent loans, as well as Alt-A and other non-conforming mortgage loans, which is illustrated in the chart below.

The components of Gain on mortgage loans, net were as follows:

	Year Ended
	December 31,
	2008	2007	Change	% Change
	(In millions)

Gain on loans	$353	$324	$29	9%
Economic hedge results:
Decline in valuation of ARMs	(20)	(11)	(9)	(82)%
Decline in valuation of Scratch and Dent loans	(27)	(48)	21	44%
Decline in valuation of Alt-A loans	(1)	(8)	7	88%
Decline in valuation of second-lien loans	(6)	(28)	22	79%
Decline in valuation of jumbo loans	(15)	(4)	(11)	(275)%
Other economic hedge results	(55)	(38)	(17)	(45)%

Total economic hedge results	(124)	(137)	13	9%

Increase in LOCOM reserve	—	(17)	17	n/m(1)
Recognition of deferred fees and costs, net	—	(76)	76	n/m(1)
Benefit of transition provision of updates to ASC 815	30	—	30	n/m(1)

Gain on mortgage loans, net	$259	$94	$165	176%

(1)	n/m—Not meaningful.

Gain on mortgage loans, net increased by $165 million (176%) from 2007 to 2008 due to $76 million of previously deferred fees and costs recognized during 2007, the $30 million benefit of the transition provision of updates to ASC 815, a $29 million increase in gain on loans, a $17 million valuation reserve related to declines in the value of our MLHS during 2007 and a $13 million favorable variance from our risk management activities related to IRLCs and MLHS.

The $29 million increase in gain on loans during 2008 compared to 2007 was primarily due to higher margins during 2008, particularly during the fourth quarter of 2008, compared to 2007 partially offset by the lower volume of IRLCs expected to close during 2008 compared to loans sold during 2007. Subsequent to the adoption of ASC 825 on January 1, 2008, the primary driver of Gain on mortgage loans, net is new IRLCs that are expected to close, rather than loans sold which was the primary driver prior to the adoption of ASC 825. We had new IRLCs expected to close of $19.8 billion in 2008 compared to loans sold during 2007 of $30.3 billion. IRLCs expected to close in 2008 were negatively impacted by the change in mix between fee-based closings and loans closed to be sold, as well as the decline in overall industry origination volumes.

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

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Prior to the adoption of ASC 825 on January 1, 2008, Salaries and related expenses allocable to the Mortgage Production segment were reflected net of loan origination costs deferred, as presented in the following table:

	Year Ended
	December 31,
	2008	2007	Change	% Change
	(In millions)

Salaries and related expenses prior to the deferral of loan origination costs	$297	$343	$(46)	(13)%
Deferred loan origination costs	—	(148)	148	n/m (1)

Salaries and related expenses	$297	$195	$102	52%

(1)	n/m—Not meaningful.

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

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Prior to January 1, 2008, Other operating expenses were reflected net of loan origination costs deferred, as presented in the following table:

	Year Ended December 31,
	2008	2007	Change	% Change
	(In millions)

Other operating expenses prior to the deferral of loan origination costs	$164	$182	$(18)	(10)%
Deferred loan origination costs	—	(12)	12	n/m (1)

Other operating expenses	$164	$170	$(6)	(4)%

(1)	n/m—Not meaningful.

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

The components of Loan servicing income were as follows:

	Year Ended
	December 31,
	2008	2007	Change	% Change
		(In millions)

Net service fee revenue	$431	$494	$(63)	(13)%
Late fees and other ancillary servicing revenue	43	21	22	105%
Curtailment interest paid to investors	(27)	(40)	13	33%
Net reinsurance (loss) income	(17)	14	(31)	n/m (1)

Loan servicing income	$430	$489	$(59)	(12)%

(1)	n/m—Not meaningful.

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

Valuation Adjustments Related to Mortgage Servicing Rights

Valuation adjustments related to mortgage servicing rights include Change in fair value of mortgage servicing rights and Net derivative (loss) gain related to mortgage servicing rights. The components of Valuation adjustments related to mortgage servicing rights are discussed separately below.

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

The continued weakness in the housing market, increasing delinquency and foreclosure experience and more restrictive underwriting standards made it more difficult, or expensive, for borrowers to prepay or refinance their mortgage loans during 2008. During 2008 and 2007, the value of our MSRs was reduced by $144 million and $211 million, respectively, due to the prepayment of the underlying mortgage loans. The fluctuation in the decline in value of our MSRs due to prepayments during 2008 in comparison to 2007 was attributable to slower prepayment rates coupled with a lower average capitalized servicing portfolio primarily due to the sale of MSRs during 2007. The actual prepayment rate of mortgage loans in our capitalized servicing portfolio was 11% and 12% of the unpaid principal balance of the underlying mortgage loan during 2008 and 2007, respectively.

During 2008 and 2007, the value of our MSRs was reduced by $123 million and $104 million, respectively, due to portfolio decay. The unfavorable change during 2008 in comparison to 2007 was primarily due to higher portfolio delinquencies. The decline in value due to portfolio decay as a percentage of the average value of MSRs was 7.5% and 5.1% during 2008 and 2007, respectively.

Changes in market inputs or assumptions used in the valuation model:  Of the $287 million unfavorable change during 2008, $192 million was due to a decrease in mortgage interest rates during 2008 and increased expected prepayment speeds, which were adjusted to reflect current market factors including, but not limited to, declines in home prices, underwriting standards and product characteristics. The remaining $95 million unfavorable change during 2008 was primarily due to increased volatility. The unfavorable change during 2007 was primarily due to the impact of a decrease in the spreads between mortgage coupon rates and the underlying risk-free interest rates and a decrease in mortgage interest rates leading to lower expected prepayments. (See “— Critical Accounting Policies—Fair Value Measurements” for an analysis of the impact of 10% variations in key assumptions on the fair value of our MSRs.)

Net Derivative (Loss) Gain Related to Mortgage Servicing Rights:  From time to time, we use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. (See Note 7, “Derivatives and Risk Management Activities” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.) The amount and composition of derivatives, if any, that we may use will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the expected increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). During periods of increased interest rate volatility, we anticipate increased costs associated with derivatives related to MSRs that are available in the market. The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, the benefit of the natural business hedge may not be realized under certain circumstances regardless of the change in interest rates. Reliance on the natural business hedge during 2008 resulted in greater volatility in the results of our Mortgage Servicing segment. During 2008, we assessed the composition of our capitalized mortgage loan servicing portfolio and its related relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008. As of December 31, 2008, there were no open derivatives related to MSRs. (See “Part I—Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in this Form 10-K for more information.)

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

For 2008 compared to 2007, the primary driver for the reduction in segment profit was the impact of an increase in debt fees and increased spreads between the indices used for billings and the index associated with our vehicle management asset-backed debt of $40 million. For 2008 compared to 2007, the decline in average unit counts, as detailed in the chart below, was primarily attributable to deteriorating economic conditions and the timing associated with the roll-off of leased units due to the uncertainty generated by the announcement of a merger agreement with General Electric Capital Corporation during 2007, which was ultimately terminated in 2008.

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

Other Operating Expenses

Other operating expenses increased by $23 million (16%) during 2008 compared to 2007, primarily due to an increase in cost of goods sold as a result of the increase in lease syndication volume that was partially offset by a decrease in cost of goods sold as a result of a decrease in vehicle sales at our dealerships. Other operating expenses during 2007 include a $10 million reduction in accruals due to the resolution of foreign non-income based tax contingencies.

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

During 2008 and into 2009, dramatic declines in home prices, adverse developments in the secondary mortgage market and volatility in ABS markets, including the Canadian ABS markets, negatively impacted the availability of funding and limited our access to one or more of the funding sources used to fund MLHS and Net investment in fleet leases. However, conditions in the ABS markets in the U.S. and Canada and the credit markets have improved significantly during 2009 and into 2010. While we expect that the costs associated with our borrowings, including relative spreads and conduit fees, will be higher during 2010 compared to such costs prior to the disruption in the credit markets, relative spreads have tightened significantly during 2009 and into 2010. (See “— Debt Maturities” below for more information regarding the contractual maturity dates for our borrowing arrangements.)

Due to disruptions in the credit markets, specifically the Canadian ABS markets, beginning in the second half of 2007, we were unable to utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for new lease originations by our Canadian fleet management operations. This resulted in an increase in the use of unsecured funding for the origination of operating leases in Canada during 2009. Vehicles under operating leases are included within Net investment in fleet leases in the accompanying Consolidated Balance Sheets net of accumulated depreciation, whereas the component of Net investment in fleet leases related to direct financing leases represents the lease payment receivable related to those leases net of any unearned income. Approximately $357 million of capacity under our unsecured credit facilities was being used to fund Canadian operating leases as of December 31, 2009. In January 2010, FLRT issued $343 million of senior asset-backed term notes.

In order to provide adequate liquidity throughout a broad array of operating environments, our funding plan relies upon multiple sources of liquidity and considers our projected cash needs to fund mortgage loan originations, purchase vehicles for lease, hedge our MSRs (if any) and meet various other obligations. We maintain liquidity at the parent company level through access to the unsecured debt markets and through unsecured committed bank facilities. Unsecured debt markets include commercial paper issued by the parent company which we fully support with committed bank facilities; however, there has been limited funding available to us in the commercial paper market since January 2008. During the third quarter of 2009, we accessed the unsecured debt markets through the issuance of the 2014 Convertible Notes. See “— Indebtedness—Unsecured Debt” for further discussion regarding the 2014 Convertible Notes. These various unsecured sources of funds are utilized to provide for a portion of the operating needs of our mortgage and fleet management businesses. In addition, secured borrowings, including asset-backed debt, asset sales and securitization of assets, are utilized to fund both vehicles under management and mortgages held for resale. Our inability to renew such financing arrangements would eliminate a significant source of liquidity for our operations and there can be no assurance that we would be able to find replacement financing on terms acceptable to us, if at all. We intend to continue to evaluate our funding strategies.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months. We expect aggregate capital expenditures for 2010 to be between $25 million and $38 million, in comparison to $11 million for 2009.

Cash Flows

At December 31, 2009, we had $150 million of Cash and cash equivalents, an increase of $41 million from $109 million at December 31, 2008. The following table summarizes the changes in Cash and cash equivalents during the years ended December 31, 2009 and 2008:

	Year Ended
	December 31,
	2009	2008	Change
	(In millions)

Cash provided by (used in):
Operating activities	$1,283	$1,893	$(610)
Investing activities	(550)	(1,408)	858
Financing activities	(655)	(553)	(102)
Effect of changes in exchange rates on Cash and cash equivalents	(37)	28	(65)

Net increase (decrease) in Cash and cash equivalents	$41	$(40)	$81

Operating Activities

During 2009, we generated $610 million less cash from our operating activities than during 2008 primarily due to a $334 million decrease in net cash inflows related to the origination and sale of mortgage loans. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.

Investing Activities

During 2009, we used $858 million less cash in our investing activities than during 2008. The decrease in cash used in investing activities was primarily attributable to a $772 million decrease in net cash outflows related to the acquisition and sale of investment vehicles and a $129 million decrease in cash paid on derivatives related to MSRs that were partially offset by an $87 million decrease in proceeds from the sale of MSRs and excess servicing and an $18 million decrease in net settlement proceeds from derivatives related to MSRs. Cash flows related to the acquisition and sale of vehicles fluctuate significantly from period to period due to the timing of the underlying transactions.

Financing Activities

During 2009, we used $102 million more cash in our financing activities than during 2008 primarily due to a $230 million increase in principal payments on borrowings, net of proceeds that were partially offset by a $133 million net decrease in short-term borrowings during 2008. The fluctuations in the components of Cash used in financing activities during 2009 in comparison to 2008 were primarily due to a lower decrease in the funding requirements for assets under management programs.

Secondary Mortgage Market

We rely on the secondary mortgage market for a substantial amount of liquidity to support our mortgage operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market, primarily in the form of MBS, ABS and whole-loan transactions. A large component of the MBS we sell is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”). Historically, we have also issued non-agency (or non-conforming) MBS and ABS. We have also publicly issued both non-conforming MBS and ABS that are registered with the SEC, in addition to private non-conforming MBS and ABS. However, secondary market liquidity for all non-conforming products has been severely limited since the second quarter of 2007. Generally, these types of securities have their own credit ratings and require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, PMI, and/or private surety guarantees.

The Agency MBS, whole-loan and non-conforming markets for mortgage loans have historically provided substantial liquidity for our mortgage loan production operations. Because certain of these markets are illiquid, including those for jumbo, Alt-A, and other non-conforming loan products, we have modified the types of loans that we originated and expect to continue to modify the types of mortgage loans that we originate in accordance with secondary market liquidity. We focus our business process on consistently producing quality mortgage loans that meet investor requirements to continue to access these markets. Substantially all of our loans closed to be sold originated during 2009 were conforming.

See “— Overview—Mortgage Production and Mortgage Servicing Segments—Mortgage Industry Trends” and “Part I—Item 1A. Risk Factors—Risks Related to our Business—Adverse developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in this Form 10-K for more information regarding the secondary mortgage market.

Indebtedness

We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	December 31,
	2009	2008
	(In millions)

Restricted cash	$596	$614
Mortgage loans held for sale	1,218	1,006
Net investment in fleet leases	3,610	4,204
Mortgage servicing rights	1,413	1,282
Investment securities	12	37

Assets under management programs	$6,849	$7,143

The following tables summarize the components of our indebtedness as of December 31, 2009:

	December 31, 2009
						Assets Held as Collateral(1)
								Mortgage	Net
					Maturity/			Loans	Investment
			Interest		Expiry	Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date(4)	Receivable	Cash	Sale	Leases(5)
	(Dollars in millions)

Chesapeake Series 2006-2 Variable Funding Notes	$657	$657			2/26/2009 (6)
Chesapeake Series 2009-1 Term Notes	1,000	1,000			5/20/2010
Chesapeake Series 2009-2 Class A Term Notes	850	850			2/17/2011
Chesapeake Series 2009-2 Class B Term Notes(7)	28	28			2/17/2011
Chesapeake Series 2009-2 Class C Term Notes(7)	24	24			2/17/2011
Chesapeake Series 2009-3 Class A Term Notes	50	50			10/20/2011
Chesapeake Series 2009-4 Class A Term Notes	250	250			2/18/2010
Other	33	33			3/2010- 6/2016

Total Vehicle Management Asset-Backed Debt	2,892	2,892	2.0	%(8)		$21	$297	$—	$3,082

RBS Repurchase Facility(9)	622	1,500	3.0%		6/24/2010	—	1	667	—
Fannie Mae Repurchase Facilities(10)	325	325	1.0%		N/A	—	—	333	—
Other(11)	49	60	2.7%		9/2010- 10/2010	52	—	5	—

Total Mortgage Warehouse Asset-Backed Debt	996	1,885				52	1	1,005	—

			6.5	%-	4/2010-
Term Notes(12)	439	439	7.9	%(13)	4/2018	—	—	—	—
Credit Facilities(14)	432	1,305	1.0	%(15)	1/6/2011	—	—	—	—
Convertible Notes due 2012(16)	221	221	4.0%		4/15/2012	—	—	—	—
Convertible Notes due 2014(17)	180	180	4.0%		9/1/2014	—	—	—	—

Total Unsecured Debt	1,272	2,145				—	—	—	—

Total Debt	$5,160	$6,922				$73	$298	$1,005	$3,082

(1)	Assets held as collateral are not available to pay our general obligations.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements. The Chesapeake Term Notes have revolving periods during which time the pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of our Fleet Management Services segment. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(3)	Represents the variable interest rate as of the respective date, with the exception of total vehicle management asset-backed debt, term notes and the Convertible Notes.

(4)	The maturity date for the Chesapeake Term Notes represents the end of the respective revolving period, during which time the respective notes’ pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of our Fleet Management Services segment. Subsequent to the revolving period, the notes will amortize in accordance with their terms (as further discussed below). See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(5)	The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust and we act as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements.

(6)	We elected to allow the Series 2006-2 notes to amortize in accordance with their terms on the Scheduled Expiry Date (as defined below). During the Amortization Period (as defined below), we are unable to borrow additional amounts under these notes. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(7)	The carrying amount of the Chesapeake Series 2009-2 Series B and Series C term notes as of December 31, 2009 is net of an unamortized discount of $3 million and $5 million, respectively. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(8)	Represents the weighted-average interest rate of our vehicle management asset-backed debt arrangements as of December 31, 2009.

(9)	We maintain a variable-rate committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). At our election, subject to compliance with the terms of the Amended and Restated Master Repurchase Agreement (the “Amended Repurchase Agreement”) and payment of renewal fees, the RBS Repurchase Facility was renewed for an additional 364-day term on June 25, 2009.

(10)	The balance and capacity represents amounts outstanding under our variable-rate uncommitted mortgage repurchase facilities (the “Fannie Mae Repurchase Facilities”) with Fannie Mae. Total uncommitted capacity was approximately $3.0 billion as of December 31, 2009.

(11)	Represents the variable interest rate on the majority of other mortgage warehouse asset-backed debt as of December 31, 2009. The outstanding balance as of December 31, 2009 also includes $5 million outstanding under another variable-rate mortgage warehouse facility that bore interest at 3.1%.

(12)	Represents medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A.

(13)	Represents the range of stated interest rates of the MTNs outstanding as of December 31, 2009. The effective rate of interest of our outstanding MTNs was 7.2% as of December 31, 2009.

(14)	Credit facilities primarily represents a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.

(15)	Represents the interest rate on the Amended Credit Facility as of December 31, 2009, excluding per annum utilization and facility fees. The outstanding balance as of December 31, 2009 also includes $72 million outstanding under another variable-rate credit facility that bore interest at 1.0%. See “Unsecured Debt—Credit Facilities” below for additional information.

(16)	On April 2, 2008, we completed a private offering of our 2012 Convertible Notes with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The carrying amount as of December 31, 2009 is net of an unamortized discount of $29 million. The effective rate of interest of the 2012 Convertible Notes was 12.4% as of December 31, 2009, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs. There were no conversions of the 2012 Convertible Notes during 2009.

(17)	On September 29, 2009, we completed a private offering of our 2014 Convertible Notes with an aggregate principal balance of $250 million and a maturity date of September 1, 2014 to certain qualified institutional buyers. The carrying amount as of December 31, 2009 is net of an unamortized discount of $70 million. The effective rate of interest of the 2014 Convertible Notes was 13.0% as of December 31, 2009, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs. There were no conversions of the 2014 Convertible Notes during 2009.

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake, to support the acquisition of vehicles used by our Fleet Management Services segment’s

U.S. leasing operations. On February 27, 2009, we amended the agreement governing the Series 2006-1 notes to extend the scheduled expiry date to March 27, 2009 in order to provide additional time for us and the lenders of the Chesapeake notes to evaluate the long-term funding arrangements for its Fleet Management Services segment. The amendment also included a reduction in the total capacity of the Series 2006-1 notes from $2.5 billion to $2.3 billion and the payment of certain extension fees. Additionally, on February 26, 2009 (the “Scheduled Expiry Date”), we elected to allow the Series 2006-2 notes to amortize in accordance with their terms, as further discussed below. On October 8, 2009, the remaining obligations under the Series 2006-1 Chesapeake variable funding notes were paid in full. (See “Part I—Item 1A. Risk Factors—Risks Related to our Business—Adverse developments in the asset-backed securities market have negatively affected the availability of funding and our cost of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.”)

During the amortization period, we will be unable to borrow additional amounts under the variable funding notes or use the pro-rata share of lease cash flows to fund the acquisition of vehicles to be leased under the Chesapeake Term Notes, and monthly repayments will be made on the notes through the earlier of 125 months following the Scheduled Expiry Date, or when the respective series of notes are paid in full based on an allocable share of the collection of cash receipts of lease payments from its clients relating to the collateralized vehicle leases and related assets (the “Amortization Period”). The allocable share is based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the Amortization Period. After the payment of interest, servicing fees, administrator fees and servicer advance reimbursements, any monthly lease collections during the Amortization Period of a particular series would be applied to reduce the principal balance of the series notes.

On September 11, 2009, Chesapeake issued $31 million and $29 million of Class B and Class C, respectively, of Chesapeake Term Notes under Series 2009-2, which were purchased by another of our wholly owned subsidiaries. Subsequently, on September 29, 2009, the Series 2009-2 Class B and Series 2009-2 Class C notes were resold to certain qualified institutional buyers. In addition, $300 million of Class A Chesapeake Term Notes were issued under Series 2009-3 and 2009-4 during the fourth quarter of 2009, as detailed in the chart above. Proceeds from the Chesapeake Term Notes issued during 2009 were primarily used to repay a portion of the Series 2006-1 notes, fund the acquisition of vehicles to be leased to customers of our Fleet Management Services segment and reduce the amounts outstanding under the Amended Credit Facility.

As of December 31, 2009, 84% of the carrying value of our fleet leases collateralized the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding and term notes issued by Chesapeake (the “Chesapeake Lease Portfolio”). Approximately 99% of the Chesapeake Lease Portfolio as of December 31, 2009 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of December 31, 2009, the Chesapeake Lease Portfolio consisted of 23% and 77% fixed-rate and variable-rate leases, respectively. As of December 31, 2009, the top 25 client lessees represented approximately 50% of the Chesapeake Lease Portfolio, with no client exceeding 5%.

Renewal of existing series or issuance of new series of Chesapeake notes on terms acceptable to us, or our ability to enter into alternative vehicle management asset-backed debt arrangements could be adversely affected in the event of: (i) the deterioration in the quality of the assets underlying the asset-backed debt arrangement; (ii) increased costs associated with accessing or our inability to access the asset-backed debt market; (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent or (iv) our failure to maintain a sufficient level of eligible assets or credit enhancements, including collateral intended to provide for any differential between variable-rate lease revenues and the underlying variable-rate debt costs. (See “Part I—Item 1A. Risk Factors—Adverse developments in the asset-backed securities market have negatively affected the availability of funding and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” for more information.)

On January 27, 2010, FLRT issued approximately $119 million of senior Class A-1 term asset-backed notes which was comprised of two subclasses of senior term asset-backed notes (the “Series 2010-1 Class A-1 Notes”) and approximately $224 million of senior Class A-2 term asset-backed notes under Series 2010-1 which was comprised of two subclasses of senior term asset backed notes (the “Series 2010-1 Class A-2 Notes” and together with the Series 2010-1 Class A-1 Notes, collectively the “Series 2010-1 Class A Notes”) to finance a fixed pool of eligible lease assets in Canada. The proceeds of the issuance were primarily used to reduce amounts outstanding under our Amended Credit Facility. Three of the four subclasses of Series 2010-1 Class A Notes were denominated in Canadian dollars with the remaining subclass of Series 2010-1 Class A Notes denominated in U.S. dollars. The

Series 2010-1 Class A-1 notes and Class A-2 notes are amortizing notes and have maturity dates of February 15, 2011 and November 15, 2013, respectively. The Series 2010-1 Class A Notes are collateralized by approximately $377 million of leased vehicles and related assets, which are not available to pay our general obligations. The lease cash flows related to the underlying collateralized leases will be used to repay the principal outstanding under the Series 2010-1 Class A Notes. FLRT is a Canadian special purpose trust and its primary business activities include the acquisition, disposition and administration of purchased or acquired lease assets from our other Canadian subsidiaries and the borrowing of funds or the issuance of securities to finance such acquisitions.

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

The availability of the mortgage warehouse asset-backed debt could suffer in the event of: (i) the continued deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the asset-backed debt market to refinance maturing debt; (iv) our inability to access the secondary market for mortgage loans; (v) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent or (vi) our failure to comply with certain financial covenants (see “— Debt Covenants” below for additional information). (See “Part I—Item 1A. Risk Factors—Risks Related to our Business—Adverse developments in the asset-backed securities market have negatively affected the availability of funding and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” in this Form 10-K for more information.)

Unsecured Debt

Historically, the public debt markets have been an important source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. The credit markets have experienced extreme volatility and disruption, which has resulted in a significant tightening of credit, including with respect to unsecured debt. Prior to the disruption in the credit markets, we typically accessed these markets by issuing unsecured commercial paper and MTNs. During 2009, there was no funding available to us in the commercial paper markets, and availability is unlikely given our short-term credit ratings. It is our policy to maintain available capacity under our committed unsecured credit facilities to fully support our outstanding unsecured commercial paper. However, given that the commercial paper markets are unavailable to us, our committed unsecured credit facilities have provided us with an alternative source of liquidity. During 2008 and 2009, we also accessed the institutional debt market through the issuance of the Convertible Notes. As of December 31, 2009, we had a total of approximately $840 million in unsecured public and institutional debt outstanding.

Our credit ratings as of February 15, 2010 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings

Senior unsecured debt	Ba2	BB +	BB +
Short-term debt	NP	B	B

As of February 15, 2010, the ratings outlooks on our senior unsecured debt provided by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Negative. There can be no assurance that the ratings and ratings outlooks on our senior unsecured long-term debt and other debt will remain at these levels.

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

Credit Facilities

Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. On February 11, 2009, Standard & Poor’s downgraded its rating of our senior unsecured long-term debt from BBB- to BB+, and Fitch Ratings’ rating of our senior unsecured long-term debt was lowered to BB+ on February 26, 2009. In addition, on March 2, 2009, Moody’s Investors Service downgraded its rating of our senior unsecured long-term debt from Ba1 to Ba2. As of December 31, 2009, borrowings under the Amended Credit Facility bore interest at a margin of 70.0 bps over a benchmark index of either LIBOR or the federal funds rate. The Amended Credit Facility also requires us to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of December 31, 2009, the per annum utilization and facility fees were 12.5 bps and 17.5 bps, respectively.

Convertible Notes

The Convertible Notes are senior unsecured obligations, which rank equally with all of our existing and future senior debt. The 2014 Convertible Notes are governed by the 2014 Convertible Notes Indenture, dated September 29, 2009, between us and The Bank of New York Mellon, as trustee. The 2012 Convertible Notes are governed by the 2012 Convertible Notes Indenture, dated April 2, 2008, between us and The Bank of New York Mellon, as trustee.

Under the Convertible Notes Indentures, the Conversion Options allow holders to convert all or any portion of the 2014 Convertible Notes and the 2012 Convertible Notes at any time from, and including, March 1, 2014 and October 15, 2011, respectively, through the third business day immediately preceding their maturity on September 1, 2014 and April 15, 2012, respectively, or prior to March 1, 2014 and October 15, 2011, respectively, in the event of the occurrence of certain triggering events related to the price of the Convertible Notes, the price of our Common stock or certain corporate events. Upon conversion, we will deliver the principal portion in cash and, if the conversion price calculated for each business day over a period of 60 consecutive business days exceeds the principal amount (the “Conversion Premium”), shares of our Common stock or cash for the Conversion Premium, but currently only in cash for the 2014 Convertible Notes, as further discussed below. Subject to certain exceptions, the holders of the Convertible Notes may require us to repurchase all or a portion of their Convertible Notes upon a fundamental change, as defined under the Convertible Notes Indentures. We will generally be required to increase the conversion rate for holders that elect to convert their Convertible Notes in connection with a make-whole fundamental change. In addition, the conversion rate may be adjusted upon the occurrence of certain events. We may not redeem the 2014 Convertible Notes or the 2012 Convertible Notes prior to their maturity on September 1, 2014 and April 15, 2012, respectively.

In connection with the issuance of the 2014 Convertible Notes and the 2012 Convertible Notes, we entered into convertible note hedging transactions with respect to the Conversion Premium (the “2014 Purchased Options” and the “2012 Purchased Options,” respectively) and warrant transactions whereby we sold warrants to acquire, subject to certain anti-dilution adjustments, shares of our Common stock (the “2014 Sold Warrants” and the “2012 Sold Warrants,” respectively). The 2014 Purchased Options and 2014 Sold Warrants are intended to reduce the potential dilution of our Common stock upon potential future conversion of the 2014 Convertible Notes and generally have the effect of increasing the conversion price of the 2014 Convertible Notes from $25.805 (based on the initial conversion rate of 38.7522 shares of our Common stock per $1,000 principal amount of the 2014 Convertible Notes) to $34.74 per share. The 2012 Purchased Options and 2012 Sold Warrants are intended to reduce the potential dilution to our Common stock upon potential future conversion of the 2012 Convertible Notes and generally have the effect of increasing the conversion price of the 2012 Convertible Notes from $20.50 (based on the initial conversion rate of 48.7805 shares of our Common stock per $1,000 principal amount of the 2012 Convertible Notes) to $27.20 per share.

The 2014 Convertible Notes and 2012 Convertible Notes bear interest at 4.0% per year, payable semiannually in arrears in cash on March 1st and September 1st and April 15th and October 15th, respectively. In connection with the issuance of the 2014 Convertible Notes and 2012 Convertible Notes, we recognized an original issue discount and issuance costs of $74 million and $60 million, respectively, which are being accreted to Mortgage interest expense in the accompanying Consolidated Statements of Operations through March 1, 2014 and October 15, 2011, respectively, or the earliest conversion date of the 2014 Convertible Notes and 2012 Convertible Notes.

The NYSE regulations require stockholder approval prior to the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares of common stock. Unless and until stockholder approval to exceed this limitation is obtained, we will settle conversion of the 2014 Convertible Notes entirely in cash. Based on these settlement terms, we determined that at the time of issuance of the 2014 Convertible Notes, the 2014 Conversion Option and 2014 Purchased Options did not meet all the criteria for equity classification and, therefore, recognized the Conversion Option and Purchased Options as a derivative liability and derivative assets, respectively, with the offsetting changes in their fair value recognized in Mortgage interest expense in the accompanying Consolidated Financial Statements. (See Note 7, “Derivatives and Risk Management Activities” in these accompanying Notes to Consolidated Financial Statements for additional information regarding the 2014 Conversion Option and 2014 Purchased Options.) As of December 31, 2009 and 2008, we determined that the 2014 Sold Warrants, 2012 Sold Warrants, 2012 Conversion Option and 2012 Purchased Options are all indexed to our own stock and met all the criteria for equity classification. As such, these derivative instruments are recorded within Additional paid-in capital in the accompanying Consolidated Financial Statements and have no impact on our accompanying Consolidated Statements of Operations.

The net proceeds from the 2014 Convertible Notes offering were approximately $242 million. We used a portion of such proceeds from the offering to pay for the cost of the Purchased Options, taking into account the proceeds from the Sold Warrants. The remainder of the proceeds from the offering and the Sold Warrants were used to reduce amounts outstanding under the Amended Credit Facility.

See Note 11, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements for additional information regarding the terms of our Convertible Notes.

Debt Maturities

The following table provides the contractual maturities of our indebtedness at December 31, 2009. The maturities of our vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets:

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,682	$5	$1,687
Between one and two years	906	432	1,338
Between two and three years	669	250	919
Between three and four years	378	420	798
Between four and five years	218	250	468
Thereafter	44	8	52

	$3,897	$1,365	$5,262

As of December 31, 2009, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management(2)	$2,892	$2,892	$—
Mortgage warehouse(3)	1,885	996	889
Unsecured Committed Credit Facilities(4)	1,305	448	857

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(2)	On February 27, 2009, the Amortization Period of the Series 2006-2 notes began during which time we are unable to borrow additional amounts under these notes. Amounts outstanding under the Series 2006-2 notes were $657 million as of December 31, 2009. The Chesapeake Term Notes have revolving periods during which time the pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of our Fleet Management Services segment. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” above for additional information.

(3)	Capacity does not reflect $2.7 billion undrawn under the $3.0 billion Fannie Mae Repurchase Facilities, as these facilities are uncommitted.

(4)	Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in our accompanying Consolidated Balance Sheet.

Debt Covenants

Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility and the RBS Repurchase Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Repurchase Facility requires PHH Mortgage to maintain a minimum of $3.0 billion in mortgage repurchase or warehouse facilities, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the RBS Repurchase Facility. At December 31, 2009, we were in compliance with all of our financial covenants related to our debt arrangements.

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

Restrictions on Paying Dividends

Many of our subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of our asset-backed debt arrangements and to regulatory restrictions applicable to the equity of our insurance subsidiary, Atrium. The aggregate restricted net assets of these subsidiaries totaled $1.0 billion as of December 31, 2009. These restrictions on net assets of certain subsidiaries, however, do not directly limit our ability to pay dividends from consolidated Retained earnings. Pursuant to the MTN Indenture, we may not pay dividends on our Common stock in the event that our debt to equity ratio exceeds 6.5:1, after giving effect to the dividend payment. The MTN Indenture also requires that we maintain a debt to tangible equity ratio of not more than 10:1. In addition, the Amended Credit Facility and the RBS Repurchase Facility each include various covenants that may restrict our ability to pay dividends on our Common stock, including covenants which require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. In addition, the RBS Repurchase Facility requires PHH Mortgage to maintain a minimum of $3.0 billion in mortgage repurchase or warehouse facilities, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the RBS Repurchase Facility. Based on our assessment of these requirements as of December 31, 2009, we believe that these restrictions could limit our ability to make dividend payments on our Common stock in the foreseeable future. However, since the Spin-Off, we have not paid any cash dividends on our Common stock nor do we anticipate paying any cash dividends on our Common stock in the foreseeable future.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total
	(In millions)

Asset-backed debt(1)(2)	$1,682	$906	$669	$378	$218	$44	$3,897
Unsecured debt(1)(3)	5	432	250	420	250	8	1,365
Operating leases(4)	18	17	16	14	11	74	150
Capital leases(1)	1	1	—	—	—	—	2
Other purchase commitments (5)(6)	96	1	—	—	—	—	97

	$1,802	$1,357	$935	$812	$479	$126	$5,511

(1)	The table above excludes future cash payments related to interest expense. Interest payments during 2009 totaled $164 million. Interest is calculated on most of our debt obligations based on variable rates referenced to LIBOR or other short-term interest rate indices. A portion of our interest cost related to vehicle management asset-backed debt is charged to lessees pursuant to lease agreements.

(2)	Represents the contractual maturities for asset-backed debt arrangements as of December 31, 2009, except for our vehicle management asset-backed notes, where estimated payments have been used based on the expected cash inflows related to the securitized vehicle leases and related assets. See “— Liquidity and Capital Resources—Indebtedness” and Note 11, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

(3)	Represents the contractual maturities for unsecured debt arrangements as of December 31, 2009. See “— Liquidity and Capital Resources—Indebtedness” and Note 11, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

(4)	Includes operating leases for our Mortgage Production and Servicing segments in Mt. Laurel, New Jersey; Jacksonville, Florida and other smaller regional locations throughout the U.S. Also includes leases for our Fleet Management Services segment for its headquarters office in Sparks, Maryland, office space and marketing centers in five locations in Canada and four smaller regional locations throughout the U.S. See Note 14, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

(5)	Includes various commitments to purchase goods or services from specific suppliers made by us in the ordinary course of our business, including those related to capital expenditures. See Note 14, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

(6)	Excludes our liability for unrecognized income tax benefits, which totaled $8 million as of December 31, 2009, since we cannot predict with reasonable certainty or reliability of the timing of cash settlements to the respective taxing authorities for these estimated contingencies. See Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K for more information regarding our liability for unrecognized income tax benefits.

As of December 31, 2009, we had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $4.4 billion.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. We may settle the forward delivery commitments on MBS or whole loans on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. Our $6.9 billion of forward delivery commitments on MBS or whole loans as of December 31, 2009 generally will be settled within 90 days of the individual commitment date.

See Note 7, “Derivatives and Risk Management Activities” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

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

Fair Value Measurements

We adopted the provisions of ASC 820 for assets and liabilities that are measured at fair value on a recurring basis effective January 1, 2008 and for nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis effective January 1, 2009. ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also prioritizes the use of market-based assumptions, or observable inputs, over entity-specific assumptions or unobservable inputs when measuring fair value and establishes a three-level hierarchy based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date. The fair value hierarchy designates quoted prices in active markets for identical assets or liabilities at the highest level and unobservable inputs at the lowest level. Pursuant to ASC 820, when the fair value of an asset or liability contains inputs from different levels of the hierarchy, the level within which the fair value measurement in its entirety is categorized is based upon the lowest level input that is significant to the fair value measurement in its entirety.

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

We determine fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs, and may include valuation techniques such as present value cash flow models, option-pricing models or other conventional valuation methods. In addition, when estimating the fair value of liabilities, we may use the quoted price of an identical liability when traded and as an asset and quoted prices for similar liabilities or similar liabilities when traded as assets, if available. We use unobservable inputs when observable inputs are not available. These inputs are based upon our judgments and assumptions, which are our assessment of the assumptions market participants would use in pricing the asset or liability, which may include assumptions about risk, counterparty credit quality and liquidity and are developed based on the best information available. The incorporation of counterparty credit risk did not have a significant impact on the valuation of our assets and liabilities recorded at fair value on a recurring basis as of December 31, 2009. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements. (See “— Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a sensitivity analysis based on hypothetical changes in interest rates.)

As of December 31, 2009, 34% of our Total assets were measured at fair value on a recurring basis, and less than 1% of our Total liabilities were measured at fair value on a recurring basis. Approximately 43% of our assets and liabilities measured at fair value were valued using primarily observable inputs and were categorized within Level Two of the valuation hierarchy. Our assets and liabilities categorized within Level Two of the valuation hierarchy are comprised of the majority of our MLHS and derivative assets and liabilities.

Approximately 58% of our assets and liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy. Approximately 86% of our assets and liabilities categorized within Level Three of the valuation hierarchy are comprised of our MSRs. See “— Mortgage Servicing Rights” below.

The remainder of our assets and liabilities categorized within Level Three of the valuation hierarchy is comprised of Investment securities, certain MLHS, IRLCs and the 2014 Conversion Option and 2014 Purchased Options associated with the 2014 Convertible Notes. Our Investment securities are comprised of interests that continue to be held in the sale or securitization of mortgage loans, or retained interests, and are included in Level Three of the valuation hierarchy due to the inactive, illiquid market for these securities and the significant unobservable inputs used in their valuation. Certain MLHS are classified within Level Three due to the lack of observable pricing data. The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of our IRLCs approximates a whole-loan price, which includes the value of the related MSRs. Due to the unobservable inputs used by us and the inactive, illiquid market for IRLCs, our IRLCs are classified within Level Three of the valuation hierarchy. The estimated fair value of the 2014 Conversion Option and 2014 Purchased Options uses an option pricing model and is primarily impacted by changes in the market price and volatility of our Common stock.

Updates to ASC 815 express the view of the SEC staff that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. As a result, the expected net future cash flows related to the servicing of mortgage loans associated with our IRLCs issued from January 1, 2008 forward are included in the fair value measurement of the IRLCs at the date of issuance. Prior to the adoption of updates to ASC 815, we did not include the net future cash flows related to the servicing of mortgage loans associated with the IRLCs in their fair value.

See Note 18, “Fair Value Measurements” in the accompanying Notes to Consolidated Financial Statements for additional information regarding the fair value hierarchy, our assets and liabilities carried at fair value and activity related to our Level Three financial instruments.

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

The fair value of our MSRs is estimated based upon projections of expected future cash flows. We use a third-party model as a basis to forecast prepayment rates at each monthly point for each interest rate path calculated using a probability weighted option adjusted spread (“OAS”) model. Prepayment rates used in the development of expected future cash flows are based on historical observations of prepayment behavior in similar periods, comparing current mortgage rates to the mortgage interest rate in our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of our capitalized servicing portfolio to refinance if interest rates decline and estimated levels of home equity. We validate assumptions used in estimating the fair value of our MSRs against a number of third-party sources, which may include peer surveys, MSR broker surveys and other market-based sources. Key assumptions include prepayment rates, discount rate and volatility. If we experience a 10% adverse change in prepayment rates, OAS and volatility, the fair value of our MSRs would be reduced by $74 million, $57 million and $28 million, respectively. These sensitivities are hypothetical and discussed for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

Mortgage Loans Held for Sale

With the adoption of ASC 825, we elected to measure certain eligible items at fair value, including all of our MLHS existing at the date of adoption. We also made an automatic election to record future MLHS at fair value. The fair value election for MLHS is intended to better reflect the underlying economics of our business, as well as eliminate the operational complexities of our risk management activities related to MLHS and applying hedge accounting.

MLHS represent mortgage loans originated or purchased by us and held until sold to secondary market investors. Prior to our election to measure MLHS at fair value under ASC 825, MLHS were recorded in our accompanying Consolidated Balance Sheet at LOCOM, which was computed by the aggregate method, net of deferred loan origination fees and costs. The fair value of MLHS is estimated by utilizing either: (i) the value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As of December 31, 2009, we classified Scratch and Dent, second-lien, certain non-conforming and construction loans within Level Three of the valuation hierarchy due to the relative illiquidity observed in the market and lack of trading activity between willing market participants. The valuation of our MLHS classified within Level Three of the valuation hierarchy is based upon either the collateral value or expected cash flows of the underlying loans using assumptions that reflect the current market conditions. When determining the value of these Level Three assets, we considered our own loss experience related to these assets, as well as discount factors that we observed when the market for these assets was active, which included increasing historical loss severities as well as lowering expectations for home sale prices.

Subsequent to our election to measure MLHS at fair value under ASC 825, loan origination fees are recorded when earned, the related direct loan origination costs are recognized when incurred and interest receivable on MLHS is included as a component of the fair value of Mortgage loans held for sale in the accompanying Consolidated Balance Sheets. Unrealized gains and losses on MLHS are included in Gain on mortgage loans, net in the accompanying Consolidated Statements of Operations. Interest income, which is accrued as earned, is included in Mortgage interest income in the accompanying Consolidated Statements of Operations, which is consistent with the classification of these items prior to our election to measure MLHS at fair value under ASC 825. Our policy for placing loans on non-accrual status is consistent with our policy prior to our election to measure MLHS at fair value under ASC 825. Loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectibility of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when principal and interest become current and it is probable the amounts are fully collectible.

Goodwill

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

The carrying value of our Goodwill was $25 million as of December 31, 2009 and is attributable entirely to our Fleet Management Services segment. See Note 3, “Goodwill and Other Intangible Assets” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

Income Taxes

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. As of December 31, 2009 and 2008, we had net deferred income tax liabilities of $702 million and $579 million, respectively, primarily resulting from the temporary differences created from originated MSRs and depreciation and amortization (primarily related to accelerated Depreciation on operating leases for tax purposes), which are expected to reverse in future periods creating taxable income. We make estimates and judgments with regard to the calculation of certain tax assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized. We assess the likelihood that the benefits of a deferred tax asset will be realized by considering historical and projected taxable income and income tax planning strategies, including the reversal of deferred income tax liabilities.

ASC 740 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent fiscal years and is widely considered as significant negative evidence that is objective and verifiable and therefore, difficult to overcome. During the three fiscal years ended December 31, 2009, we had cumulative pre-tax losses and considered this factor in our analysis of deferred tax assets. However, pre-tax income or loss under GAAP does not closely correlate with taxable income or loss as a result of the tax regulations associated with certain income and expenses of our mortgage and fleet operations. Based on projections of taxable income and prudent tax planning strategies available at our discretion, we determined that it is more-likely-than-not that certain deferred tax assets would be realized. For those deferred tax assets that we determined it is more likely than not that they will not be realized, a valuation allowance was established.

Should a change in circumstances lead to a change in our judgments about the realization of deferred tax assets in future years, we adjust the valuation allowances in the period that the change in circumstances occurs, along with a charge or credit to income tax expense. Significant changes to our estimates and assumptions may result in an increase or decrease to our tax expense in a subsequent period. As of December 31, 2009 and 2008, we had valuation allowances of $70 million and $74 million, respectively, which primarily represent state net operating loss carryforwards that we believe that it is more likely than not that the loss carryforwards will not be realized. As of December 31, 2009 and 2008, we had no valuation allowances for deferred tax assets generated from federal net operating losses.

We adopted updates to ASC 740 effective January 1, 2007. The updates to ASC 740 prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken in a tax return. We must presume the income tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the benefit to recognize in the financial statements. We are required to record a liability for unrecognized income tax benefits for the amount of the benefit included in our previously filed income tax returns and in our financial results expected to be included in income tax returns to be filed for periods through the date of our accompanying Consolidated Financial Statements for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority.

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

To the extent we prevail in matters for which income tax contingency liabilities have been established or are required to pay amounts in excess of our income tax contingency liabilities, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable income tax settlement would require the use of our cash and may result in an increase in our effective income tax rate in the period of resolution if the settlement is in excess of our income tax contingency liabilities. An income tax settlement for an amount lower than our income tax contingency liabilities would be recognized as a reduction in our income tax expense in the period of resolution and would result in a decrease in our effective income tax rate. Liabilities for income tax contingencies, including accrued interest and penalties, were $8 million as of both December 31, 2009 and 2008 and are reflected in Other liabilities in the accompanying Consolidated Balance Sheets.

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

Interest Rate Risk

Mortgage Servicing Rights

Our MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. From time to time, we use a combination of derivative instruments to offset potential adverse changes in the fair value of our MSRs that could affect reported earnings. During 2008, we assessed the composition of our capitalized mortgage loan servicing portfolio and its relative sensitivity to refinance if interest rates decline, the cost of hedging and the anticipated effectiveness of the hedge given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008, which resulted in volatility in the results of operations for our Mortgage Servicing segment during 2009 and 2008. As of December 31, 2009, there were no open derivatives related to MSRs. Our decisions regarding the use of derivatives related to MSRs, if any, could result in continued volatility in the results of operations for our Mortgage Servicing segment during 2010. See “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for an analysis of the impact of a 10% change in key assumptions on the valuation of our MSRs.

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

We had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. We are no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $8 million as of December 31, 2009. In addition, the outstanding balance of other loans sold with specific recourse by us and those for which a breach of representation or warranty provision was identified subsequent to sale was $228 million as of December 31, 2009, 16.13% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of December 31, 2009, we had a liability of $51 million, included in Other liabilities in the accompanying Consolidated Balance Sheet, for probable losses related to our recourse exposure.

Mortgage Loans in Foreclosure

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of December 31, 2009, mortgage loans in foreclosure were $93 million, net of an allowance for probable losses of $20 million, and were included in Other assets in the accompanying Consolidated Balance Sheet.

Real Estate Owned

REO, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of December 31, 2009, real estate owned were $36 million, net of a $15 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Consolidated Balance Sheet.

Mortgage Reinsurance

Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have two outstanding contracts with PMI companies to provide mortgage reinsurance on certain mortgage loans that are inactive and in runoff. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. As of December 31, 2009, the contractual reinsurance period for each pool was 10 years and the weighted-average remaining reinsurance period was 5.7 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. We are required to hold securities in trust related to this potential obligation, which were $281 million and were included in Restricted cash in the accompanying Consolidated Balance Sheet as of December 31, 2009. As of December 31, 2009, a liability of $108 million was included in Other liabilities in the accompanying Consolidated Balance Sheet for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis. During 2009, we recorded expense associated with the liability for estimated losses of $35 million within Loan servicing income in the accompanying Consolidated Statement of Operations.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination:

	Year of Origination
	2003
	and
	Prior	2004	2005	2006	2007	2008	2009	Total
	(Dollars in millions)

Unpaid principal balance(1)	$1,994	$1,142	$1,084	$724	$1,465	$2,577	$484	$9,470
Unpaid principal balance as a percentage of original unpaid principal balance(1)	10%	32%	51%	61%	79%	86%	98%	N/A
Maximum potential exposure to reinsurance losses(1)	$295	$104	$62	$31	$49	$63	$7	$611
Average FICO score(2)	697	693	696	693	701	727	759	708
Delinquencies(2)(3)	7.20%	6.76%	8.54%	9.78%	8.84%	4.17%	0.00%	6.67%
Foreclosures/REO/ bankruptcies(2)(4)	3.84%	6.49%	8.97%	12.34%	8.93%	1.81%	0.00%	5.55%

(1)	As of December 31, 2009.

(2)	Calculated based on September 30, 2009 data.

(3)	Represents delinquent mortgage loans for which payments are 60 days or more outstanding as a percentage of the total unpaid principal balance.

(4)	Calculated as a percentage of the total unpaid principal balance.

The projections that are used in the development of our liability for mortgage reinsurance assume that we will incur losses related to reinsured mortgage loans originated from 2004 through 2009. Based on these projections, we expect that the cumulative losses for the loans originated from 2005 through 2007 will reach their maximum potential exposure for each respective year.

See Note 14, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

Commercial Credit Risk

We are exposed to commercial credit risk for our clients under the lease and service agreements for PHH Arval. We manage such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements generally allow PHH Arval to refuse any additional orders; however, PHH Arval would remain obligated for all units under contract at that time. The service agreements can generally be terminated upon 30 days written notice. PHH Arval had no significant client concentrations as no client represented more than 5% of the Net revenues of the business during 2009. PHH Arval’s historical net credit losses as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.01% in any of the last three fiscal years. There can be no assurance that we will manage or mitigate our commercial credit risk effectively.

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

As of December 31, 2009, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

During 2009, approximately 37% of our mortgage loan originations were derived from our relationship with Realogy and its affiliates, and Merrill Lynch and Charles Schwab accounted for approximately 16% and 15%, respectively, of our mortgage loan originations. Additionally, 95% of our loan sales during 2009 were to the GSEs. The insolvency or inability for Realogy, Merrill Lynch, Charles Schwab or the GSEs to perform their obligations under their respective agreements with us could have a negative impact on our Mortgage Production segment.

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

We utilize a probability weighted OAS model to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds, OAS (discount rate) and implied volatility. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs and forward delivery commitments on MBS or whole loans, we rely on market sources in determining the impact of interest rate shifts. In addition, for IRLCs, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.

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

We used December 31, 2009 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2009 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)

Mortgage assets:
Mortgage loans held for sale	$34	$24	$13	$(15)	$(32)	$(69)
Interest rate lock commitments	62	47	26	(33)	(71)	(153)
Forward loan sale commitments	(123)	(79)	(42)	49	102	212

Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(27)	(8)	(3)	1	(1)	(10)
Mortgage servicing rights	(500)	(210)	(92)	74	135	225

Total mortgage assets	(527)	(218)	(95)	75	134	215
Total vehicle assets	17	9	4	(4)	(8)	(17)
Total liabilities	(26)	(13)	(6)	7	13	26

Total, net	$(536)	$(222)	$(97)	$78	$139	$224

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in Items 8 and 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2008, the Company changed its method of accounting for certain financial assets and liabilities measured at fair value.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Philadelphia, PA
March 1, 2010

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2009	2008	2007

Revenues
Mortgage fees	$275	$208	$127
Fleet management fees	150	163	164

Net fee income	425	371	291

Fleet lease income	1,441	1,585	1,598

Gain on mortgage loans, net	610	259	94

Mortgage interest income	89	173	351
Mortgage interest expense	(147)	(171)	(267)

Mortgage net finance (expense) income	(58)	2	84

Loan servicing income	431	430	489

Change in fair value of mortgage servicing rights	(280)	(554)	(509)
Net derivative (loss) gain related to mortgage servicing rights	—	(179)	96

Valuation adjustments related to mortgage servicing rights, net	(280)	(733)	(413)

Net loan servicing income (loss)	151	(303)	76

Other income	37	142	97

Net revenues	2,606	2,056	2,240

Expenses
Salaries and related expenses	482	440	326
Occupancy and other office expenses	59	74	77
Depreciation on operating leases	1,267	1,299	1,264
Fleet interest expense	89	162	213
Other depreciation and amortization	26	25	29
Other operating expenses	403	438	376
Goodwill impairment	—	61	—

Total expenses	2,326	2,499	2,285

Income (loss) before income taxes	280	(443)	(45)
Provision for (benefit from) income taxes	107	(162)	(35)

Net income (loss)	173	(281)	(10)
Less: net income (loss) attributable to noncontrolling interest	20	(27)	2

Net income (loss) attributable to PHH Corporation	$153	$(254)	$(12)

Basic earnings (loss) per share attributable to PHH Corporation	$2.80	$(4.68)	$(0.23)

Diluted earnings (loss) per share attributable to PHH Corporation	$2.77	$(4.68)	$(0.23)

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$150	$109
Restricted cash	596	614
Mortgage loans held for sale	1,218	1,006
Accounts receivable, net of allowance for doubtful accounts of $6 and $6	469	468
Net investment in fleet leases	3,610	4,204
Mortgage servicing rights	1,413	1,282
Investment securities	12	37
Property, plant and equipment, net	49	63
Goodwill	25	25
Other assets	581	465

Total assets	$8,123	$8,273

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$495	$451
Debt	5,160	5,764
Deferred income taxes	702	579
Other liabilities	262	212

Total liabilities	6,619	7,006

Commitments and contingencies (Note 14)	—	—
EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized at December 31, 2009 and 2008; none issued or outstanding at December 31, 2009 or 2008	—	—
Common stock, $0.01 par value; 273,910,000 and 108,910,000 shares authorized at December 31, 2009 and 2008, respectively; 54,774,639 shares issued and outstanding at December 31, 2009; 54,256,294 shares issued and outstanding at December 31, 2008	1	1
Additional paid-in capital	1,056	1,005
Retained earnings	416	263
Accumulated other comprehensive income (loss)	19	(3)

Total PHH Corporation stockholders’ equity	1,492	1,266
Noncontrolling interest	12	1

Total equity	1,504	1,267

Total liabilities and equity	$8,123	$8,273

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions, except share data)

	PHH Corporation Stockholders
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity

Balance at December 31, 2006	53,506,822	$1	$961	$540	$13	$31	$1,546
Effect of adoption of updates to ASC 740	—	—	—	(1)	—	—	(1)
Comprehensive income:
Net (loss) income	—	—	—	(12)	—	2
Currency translation adjustment	—	—	—	—	17	—
Unrealized losses on available-for-sale securities, net of income taxes of $(2)	—	—	—	—	(3)	—
Reclassification of realized holding gains on sales of available-for-sale securities, net of income taxes of $1	—	—	—	—	1	—
Change in unfunded pension liability, net of income taxes of $1	—	—	—	—	1	—

Total comprehensive income	—	—	—	(12)	16	2	6

Contributions from noncontrolling interest	—	—	—	—	—	3	3
Distributions to noncontrolling interest	—	—	—	—	—	(4)	(4)
Stock compensation expense	—	—	6	—	—	—	6
Stock options exercised, including excess tax benefit of $(1)	323,186	—	7	—	—	—	7
Restricted stock award vesting, net of excess tax benefit of $(1)	248,629	—	(2)	—	—	—	(2)

Balance at December 31, 2007	54,078,637	$1	$972	$527	$29	$32	$1,561
Adjustments to distributions of assets and liabilities to Cendant related to the Spin-Off	—	—	—	4	—	—	4
Effect of adoption of ASC 820 and ASC 825, net of income taxes of $(10)	—	—	—	(14)	—	—	(14)
Comprehensive loss:
Net loss	—	—	—	(254)	—	(27)
Currency translation adjustment	—	—	—	—	(26)	—
Change in unfunded pension liability, net of income taxes of $(4)	—	—	—	—	(6)	—

Total comprehensive loss	—	—	—	(254)	(32)	(27)	(313)

Distributions to noncontrolling interest	—	—	—	—	—	(4)	(4)
Proceeds on sale of 2012 Sold Warrants (Note 11)	—	—	24	—	—	—	24
Reclassification of 2012 Purchased Options and 2012 Conversion Option, net of income taxes of $(1) (Note 11)	—	—	(1)	—	—	—	(1)
Stock compensation expense	—	—	11	—	—	—	11
Stock options exercised, including excess tax benefit of $0	28,765	—	1	—	—	—	1
Restricted stock award vesting, net of excess tax benefit of $0	148,892	—	(2)	—	—	—	(2)

Balance at December 31, 2008	54,256,294	$1	$1,005	$263	$(3)	$1	$1,267

Continued.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(In millions, except share data)

	PHH Corporation Stockholders
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	(Loss)	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Interest	Equity

Balance at December 31, 2008 (continued from previous page)	54,256,294	$1	$1,005	$263	$(3)	$1	$1,267
Comprehensive income:
Net income	—	—	—	153	—	20
Currency translation adjustment	—	—	—	—	21	—
Change in unfunded pension liability, net of income taxes of $1	—	—	—	—	1	—

Total comprehensive income	—	—	—	153	22	20	195

Distributions to noncontrolling interest	—	—	—	—	—	(9)	(9)
Proceeds on sale of 2014 Sold Warrants (Note 11)	—	—	35	—	—	—	35
Stock compensation expense	—	—	13	—	—	—	13
Stock options exercised, including excess tax benefit of $0	302,760	—	4	—	—	—	4
Restricted stock award vesting, net of excess tax benefit of $0	215,585	—	(1)	—	—	—	(1)

Balance at December 31, 2009	54,774,639	$1	$1,056	$416	$19	$12	$1,504

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$173	$(281)	$(10)
Adjustments to reconcile Net income (loss) to net cash provided by operating activities:
Goodwill impairment charge	—	61	—
Capitalization of originated mortgage servicing rights	(496)	(328)	(433)
Net unrealized loss on mortgage servicing rights and related derivatives	280	733	413
Vehicle depreciation	1,267	1,299	1,264
Other depreciation and amortization	26	25	29
Origination of mortgage loans held for sale	(29,592)	(20,580)	(29,320)
Proceeds on sale of and payments from mortgage loans held for sale	29,930	21,252	30,643
Net (gain) loss on interest rate lock commitments, mortgage loans held for sale and related derivatives	(638)	(190)	54
Deferred income tax provision (benefit)	123	(118)	(69)
Other adjustments and changes in other assets and liabilities, net	210	20	92

Net cash provided by operating activities	1,283	1,893	2,663

Cash flows from investing activities:
Investment in vehicles	(1,073)	(1,959)	(2,255)
Proceeds on sale of investment vehicles	418	532	869
Purchase of mortgage servicing rights	(1)	(6)	(40)
Proceeds on sale of mortgage servicing rights and excess servicing	92	179	235
Cash paid on derivatives related to mortgage servicing rights	—	(129)	(252)
Net settlement proceeds from derivatives related to mortgage servicing rights	—	18	280
Purchases of property, plant and equipment	(11)	(21)	(23)
Decrease (increase) in Restricted cash	18	(35)	(20)
Other, net	7	13	—

Net cash used in investing activities	(550)	(1,408)	(1,206)

Cash flows from financing activities:
Net decrease in short-term borrowings	—	(133)	(992)
Proceeds from borrowings	44,347	30,291	23,684
Principal payments on borrowings	(44,913)	(30,627)	(24,108)
Issuances of Company Common stock	4	1	6
Proceeds from the sale of Sold Warrants (Note 11)	35	24	—
Cash paid for Purchased Options (Note 11)	(66)	(51)	—
Cash paid for debt issuance costs	(54)	(54)	(17)
Other, net	(8)	(4)	(5)

Net cash used in financing activities	$(655)	$(553)	$(1,432)

Continued.

PHH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In millions)

	Year Ended December 31,
	2009	2008	2007

Effect of changes in exchange rates on Cash and cash equivalents	$(37)	$28	$1

Net increase (decrease) in Cash and cash equivalents	41	(40)	26

Cash and cash equivalents at beginning of period	109	149	123
Cash and cash equivalents at end of period	$150	$109	$149

Supplemental Disclosure of Cash Flows Information:
Interest payments	$164	$292	$487
Income tax (refunds) payments, net	(21)	28	(13)

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

The Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”) are consolidated within PHH’s Consolidated Financial Statements, and Realogy Corporation’s ownership interest is presented as a noncontrolling interest in the Consolidated Financial Statements.

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

Changes In Accounting Policies

Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also prioritizes the use of market-based assumptions, or observable inputs, over entity-specific assumptions or unobservable inputs when measuring fair value and establishes a three-level hierarchy based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date. The fair value hierarchy designates quoted prices in active markets for identical assets or liabilities at the highest level and unobservable inputs at the lowest level. (See Note 18, “Fair Value Measurements” for additional information regarding the fair value hierarchy.) ASC 820 also nullified the guidance which required the deferral of gains and losses at the inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique.

The Company adopted the provisions of ASC 820 for assets and liabilities that are measured at fair value on a recurring basis effective January 1, 2008. As a result of the adoption of ASC 820 for assets and liabilities that are measured at fair value on a recurring basis, the Company recorded a $9 million decrease in Retained earnings as of January 1, 2008. This amount represents the transition adjustment, net of income taxes, resulting from recognizing gains and losses related to the Company’s interest rate lock commitments (“IRLCs”) that were previously deferred. The fair value of the Company’s IRLCs, as determined for the January 1, 2008 transition adjustment, excluded the value attributable to servicing rights, in accordance with the transition provisions of updates to ASC 815, “Derivatives and Hedging” (“ASC 815”). The fair value associated with the servicing rights is included in the fair value measurement of all written loan commitments issued after January 1, 2008.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the transition adjustment at the date of adoption of ASC 820:

	Balance		Balance
	January 1, 2008	Transition	January 1, 2008
	Prior to Adoption	Adjustment	After Adoption
	(In millions)

Derivative assets	$177	$(3)	$174
Derivative liabilities	121	(12)	133
Income tax benefit		6

Cumulative-effect adjustment, net of income taxes		$(9)

In February 2008, the FASB updated ASC 820 to delay the effective date for one year for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The Company elected the deferral for nonfinancial assets and nonfinancial liabilities and adopted the provisions of ASC 820 for its assessment of impairment of its Goodwill, other intangible assets, net investment in operating leases, net investment in off-lease vehicles, real estate owned (“REO”) and Property, plant and equipment, net effective January 1, 2009. The Company’s measurement of fair value for these nonfinancial assets, when applicable, incorporates the assumptions market participants would use in pricing the asset considering its highest and best use, where available, which may differ from the Company’s own intended use of such assets and related assumptions and therefore may result in a different fair value than the fair value measured on a basis prior to the application of ASC 820. There were no events or circumstances resulting in the measurement of fair value for any significant nonfinancial assets other than REO during 2009. See Note 18, “Fair Value Measurements” for additional information.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”), an update to ASC 820. ASU No. 2009-05 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, fair value measurement of the liability is to be estimated with one or more valuation techniques that use (i) the quoted price of an identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets or (iii) another valuation technique consistent with the principles of ASC 820, such as an income or market approach. The Company adopted ASU No. 2009-05 effective October 1, 2009. The adoption of ASU No. 2009-05 did not impact the Company’s Consolidated Financial Statements.

Fair Value Option.  In February 2007, the FASB issued ASC 825, “Financial Instruments” (“ASC 825”). ASC 825 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. Additionally, fees and costs associated with instruments for which the Fair Value Option is elected are recognized as earned and expensed as incurred, rather than deferred. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument.

The Company adopted the provisions of ASC 825 effective January 1, 2008. Upon adopting ASC 825, the Company elected to measure certain eligible items at fair value, including all of its MLHS and Investment securities existing at the date of adoption. The Company also made an automatic election to record future MLHS and retained interests in the sale or securitization of mortgage loans at fair value. The Company’s fair value election for MLHS is intended to better reflect the underlying economics of the Company as well as eliminate the operational complexities of the Company’s risk management activities related to its MLHS and applying hedge accounting pursuant to ASC 815. The Company’s fair value election for Investment securities enables it to record all gains and losses on these investments through the Consolidated Statements of Operations.

With the election of the Fair Value Option for MLHS, fees and costs associated with the origination and acquisition of MLHS are no longer deferred, which was the Company’s policy prior to this election. Prior to the election of the Fair Value Option for MLHS, interest receivable related to the Company’s MLHS was included in

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable, net in the Consolidated Balance Sheets; however, subsequent to the election, interest receivable is recorded as a component of the fair value of the underlying MLHS and is included in Mortgage loans held for sale in the Consolidated Balance Sheet. The Company’s Investment securities were classified as either available-for-sale or trading securities or hybrid financial instruments prior to the election of the Fair Value Option for these securities. The recognition of unrealized gains and losses in earnings related to the Company’s investments classified as trading securities and hybrid financial instruments is consistent with the recognition prior to the election of the Fair Value Option. However, prior to this election, available-for-sale securities were carried at fair value with unrealized gains and losses reported net of income taxes as a separate component of Equity. Unrealized gains or losses included in Equity as of January 1, 2008, prior to the election of the Fair Value Option, were not significant. As a result of the election of the Fair Value Option, the Company recorded a $5 million decrease in Retained earnings as of January 1, 2008, which represents the transition adjustment, net of income taxes, resulting from the recognition of fees and costs, net associated with the origination and acquisition of MLHS that were previously deferred. (See Note 18, “Fair Value Measurements” for additional information.)

The following table summarizes the transition adjustment at the date of adoption of ASC 825:

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

Written Loan Commitments.  In November 2007, the Securities and Exchange Commission (the “SEC”) issued updates to ASC 815. Updates to ASC 815 express the view of the SEC staff that, consistent with the guidance in ASC 860, “Transfers and Servicing” (“ASC 860”) and ASC 825, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Updates to ASC 815 also retain the view of the SEC staff that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The Company adopted the provisions of updates to ASC 815 effective January 1, 2008. Updates to ASC 815 require prospective application to derivative loan commitments issued or modified after the date of adoption. Upon adoption of updates to ASC 815 on January 1, 2008, the expected net future cash flows related to the servicing of mortgage loans associated with the Company’s IRLCs issued from the adoption date forward are included in the fair value measurement of the IRLCs at the date of issuance. Prior to the adoption of updates to ASC 815, the Company did not include the net future cash flows related to the servicing of mortgage loans associated with the IRLCs in their fair value. This change in accounting policy results in the recognition of earnings on the date the IRLCs are issued

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rather than when the mortgage loans are sold or securitized. Pursuant to the transition provisions of updates to ASC 815, the Company recognized a benefit to Gain on mortgage loans, net in the Consolidated Statement of Operations for the year ended December 31, 2008 of approximately $30 million, as the value attributable to servicing rights related to IRLCs as of January 1, 2008 was excluded from the transition adjustment for the adoption of ASC 820.

Recently Issued Accounting Pronouncements

Transfers of Financial Assets.  In June 2009, the FASB updated ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”), modify the criteria for applying sale accounting to transfers of financial assets or portions of financial assets, differentiate between the initial measurement of an interest held in connection with the transfer of an entire financial asset recognized as a sale and participating interests recognized as a sale and remove the provision allowing classification of interests received in a guaranteed mortgage securitization transaction that does not qualify as a sale as available-for-sale or trading securities. The updates to ASC 860 clarify (i) that an entity must consider all arrangements or agreements made contemporaneously or in contemplation of a transfer, (ii) the isolation analysis related to the transferor and its consolidated subsidiaries and (iii) the principle of effective control over the transferred financial asset. The updates to ASC 860 also enhance financial statement disclosures. The updates to ASC 860 are effective for fiscal years beginning after November 15, 2009 with earlier application prohibited. Revised recognition and measurement provisions are to be applied to transfers occurring on or after the effective date and the disclosure provisions are to be applied to transfers that occurred both before and after the effective date. The Company does not expect the adoption of the updates to ASC 860 to have an impact on its Consolidated Financial Statements.

Consolidation of Variable Interest Entities.  In June 2009, the FASB updated ASC 810 to modify certain characteristics that identify a variable interest entity (“VIE”), revise the criteria for determining the primary beneficiary of a VIE, add an additional reconsideration event to determining whether an entity is a VIE, eliminating troubled debt restructurings as an excluded reconsideration event and enhance disclosures regarding involvement with a VIE. Additionally, with the elimination of the concept of QSPEs in the updates to ASC 860, entities previously considered QSPEs are now within the scope of ASC 810. Entities required to consolidate or deconsolidate a VIE will recognize a cumulative effect in retained earnings for any difference in the carrying amount of the interest recognized. The updates to ASC 810 are effective for fiscal years beginning after November 15, 2009 with earlier application prohibited. The Company is currently evaluating the impact of adopting the updates to ASC 810 on its Consolidated Financial Statements. However, the Company does not expect the adoption of the updates to ASC 810 to have a significant impact on its Consolidated Financial Statements.

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

Fair Value Measurements.  In January 2010, the FASB updated ASC 820 to add disclosures for transfers in and out of level one and level two of the valuation hierarchy and to present separately information about purchases, sales, issuances and settlements in the reconciliation for assets and liabilities classified within level three of the valuation hierarchy. The updates to ASC 820 also clarify existing disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The updates to ASC 820 are effective for fiscal years and interim periods beginning after December 15, 2009, except for the disclosures about activity in the reconciliation of level 3 activity, which are effective for fiscal years and interim periods beginning after December 15, 2010. The updates to ASC 820 enhance disclosure requirements and will not impact the Company’s financial position, results of operations or cash flows.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Mortgage Production.  Mortgage production includes the origination (funding either a purchase or refinancing) and sale of residential mortgage loans. Mortgage loans are originated through a variety of marketing channels, including relationships with corporations, financial institutions and real estate brokerage firms. The Company also purchases mortgage loans originated by third parties. Mortgage fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings. Fee income consists of amounts earned related to application and underwriting fees, fees on cancelled loans and appraisal and other income generated by the Company’s appraisal services business. Fee income also consists of amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from the Company’s private-label mortgage outsourcing activities. Prior to January 1, 2008, fee income on loans closed to be sold was deferred until the loans were sold and was recognized in Gain on mortgage loans, net. Subsequent to January 1, 2008, fees associated with the origination and acquisition of MLHS are recognized as earned, rather than deferred, and the related direct loan origination costs are recognized when incurred.

Subsequent to January 1, 2008, Gain on mortgage loans, net includes the realized and unrealized gains and losses on the Company’s MLHS, as well as the changes in fair value of all loan-related derivatives, including the Company’s IRLCs and freestanding loan-related derivatives. The fair value of the Company’s IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of the Company’s IRLCs and MLHS approximates a whole-loan price, which includes the value of the related MSRs. Prior to January 1, 2008, the Company’s IRLCs and loan-related derivatives were initially recorded at zero value at inception with changes in the fair value recorded as a component of Gain on mortgage loans, net. Changes in the fair value of the Company’s MLHS were recorded to the extent the loan-related derivatives were considered effective hedges. Subsequent to January 1, 2008, the expected net future cash flows related to the servicing of mortgage loans associated with the Company’s IRLCs issued from the adoption date forward are included in the fair value measurement of the IRLCs at the date of issuance. Prior to January 1, 2008, the Company did not include the net future cash flows related to the servicing of mortgage loans associated with the IRLCs in their fair value.

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

Mortgage Servicing.  Mortgage servicing is the servicing of residential mortgage loans. Loan servicing income represents recurring servicing and other ancillary fees earned for servicing mortgage loans owned by investors as well as net reinsurance income or loss from the Company’s wholly owned reinsurance subsidiary, Atrium Insurance Corporation (“Atrium”). Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance on such loans, or the difference between the weighted-average yield received on the mortgage loans and the amount paid to the investor, less guaranty fees, expenses associated with business relationships and interest on curtailments. Loan servicing income is receivable only out of interest collected from mortgagors, and is recorded as income when collected. Late charges

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other miscellaneous fees collected from mortgagors are also recorded as income when collected. Costs associated with loan servicing are charged to expense as incurred.

Fleet Leasing Services.  The Company provides fleet management services to corporate clients and government agencies. These services include management and leasing of vehicles and other fee-based services for clients’ vehicle fleets. The Company leases vehicles primarily to corporate fleet users under open-end operating and direct financing lease arrangements where the client bears substantially all of the vehicle’s residual value risk. The lease term under the open-end lease agreements provides for a minimum lease term of 12 months and after the minimum term, the leases may be continued at the lessees’ election for successive monthly renewals. In limited circumstances, the Company leases vehicles under closed-end leases where the Company bears all of the vehicle’s residual value risk. Gains or losses on the sales of vehicles under closed-end leases are recorded in Other income in the period of sale. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenues contain an interest component and a management fee component. The interest component is recognized using the effective interest method over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. From time to time, the Company utilizes certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for lease originations by its Canadian fleet management operations. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a variable-rate basis that varies month-to-month in accordance with changes in the variable-rate index. Amounts charged to lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.

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

Advertising Expenses

Advertising costs are expensed in the period incurred. Advertising expenses, recorded within Other operating expenses in the Consolidated Statements of Operations, were $3 million, $5 million and $6 million during the years ended December 31, 2009, 2008 and 2007, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company files consolidated federal and state income tax returns. The Company recognizes deferred tax assets and liabilities. The Company regularly reviews its deferred tax assets to assess their potential realization and establishes a valuation allowance for such assets when the Company believes it is more likely than not that some portion of the deferred tax asset will not be realized. Generally, any change in the valuation allowance is recorded in income tax expense; however, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded concurrently through Goodwill rather than the Provision for (benefit from) income taxes. Income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in the valuation allowance and (ii) current tax expense, which represents the amount of taxes currently payable to or receivable from a taxing authority plus amounts accrued for income tax contingencies (including both tax and interest). Income tax expense excludes the tax effects related to adjustments recorded to Accumulated other comprehensive income (loss) as well as the tax effects of cumulative effects of changes in accounting principles.

The Company must presume that an income tax position taken in a tax return will be examined by the relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the benefit to recognize in the financial statements. The Company is required to record a liability for unrecognized income tax benefits for the amount of the benefit included in its previously filed income tax returns and in its financial results expected to be included in income tax returns to be filed for periods through the date of its Consolidated Financial Statements for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority. The Company recognizes interest and penalties related to unrecognized income tax benefits in the Provision for (benefit from) income taxes in the Consolidated Statements of Operations.

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

Mortgage Loans Held for Sale

MLHS represent mortgage loans originated or purchased by the Company and held until sold to secondary market investors. Upon the closing of a residential mortgage loan originated or purchased by the Company, the mortgage loan is typically warehoused for a period of up to 60 days and then sold into the secondary market. Prior to January 1, 2008, MLHS were recorded in the Consolidated Balance Sheet at the lower of cost or market value, which was computed by the aggregate method, net of deferred loan origination fees and costs. Subsequent to January 1, 2008, MLHS are recorded at fair value. The fair value of MLHS is estimated by utilizing either: (i) the value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon the sale of the underlying mortgage loans, the MSRs and servicing obligations of those loans are generally retained by the Company.

Mortgage Servicing Rights

An MSR is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering the Company’s mortgage loan servicing portfolio. MSRs are created through either the direct purchase of servicing from a third party or through the sale of an originated loan. The Company services residential mortgage loans, which represent its single class of servicing rights, and has elected the fair value measurement method for subsequently measuring these servicing rights. The initial value of capitalized servicing is recorded as an addition to Mortgage servicing rights in the Consolidated Balance Sheets and has a direct impact on Gain on mortgage loans, net in the Consolidated Statements of Operations. Valuation changes in MSRs are recognized in Change in fair value of mortgage servicing rights in the Consolidated Statements of Operations and the carrying amount of MSRs is adjusted in the Consolidated Balance Sheets. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates (developed using a model described below), the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. The Company incorporates a probability weighted option adjusted spread (“OAS”) model to generate and discount cash flows for the MSR valuation. The OAS model generates numerous interest rate paths, then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time.

A key assumption in the Company’s estimate of the fair value of MSRs is forecasted prepayments. The Company uses a third-party model as a basis to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. Prepayment rates used in the development of expected future cash flows are based on historical observations of prepayment behavior in similar periods, comparing current mortgage interest rates to the mortgage interest rates in the Company’s servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of the Company’s capitalized loan servicing portfolio to refinance if interest rates decline and estimated levels of home equity. On a quarterly basis, the Company validates the assumptions used in estimating the fair value of MSRs against a number of third-party sources, which may include peer surveys, MSR broker surveys and other market-based sources.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

Assets acquired, liabilities assumed and noncontrolling interest in an acquiree, if applicable, in business combinations are recorded in the Consolidated Balance Sheets as of their respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company are included in the Consolidated Statements of Operations beginning on their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to Goodwill. Acquisition-related costs are expensed as incurred.

Goodwill and Other Intangible Assets

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

Intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Amortizable intangible assets included on the Company’s Consolidated Balance Sheets consist primarily of customer lists that are amortized on a straight-line basis over a 20-year period.

The Company’s accounting policy is to expense the costs to renew or extend recognized intangible assets as the costs are incurred.

Derivative Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in interest rates. As a matter of policy, the Company does not use derivatives for speculative purposes. All of the Company’s derivative instruments that are measured at fair value on a recurring basis are included in Other assets or Other liabilities in the Consolidated Balance Sheets. The changes in the fair value of derivative instruments are included in the following line items in the Consolidated Statements of Operations: (i) mortgage loan-related derivatives, including IRLCs, are included in Gain on mortgage loans, net, (ii) debt-related derivatives are included in Mortgage interest expense or Fleet interest expense (iii) derivatives related to MSRs are included in Net derivative (loss) gain related to mortgage servicing rights and (iv) foreign exchange contracts are included in Fleet interest expense.

Generally, the fair value of the Company’s derivative instruments are measured at fair value on a recurring basis determined by utilizing quoted prices from dealers in such securities or internally-developed or third-party models utilizing observable market inputs. Due to the inactive, illiquid market for IRLCs and the 2014 Conversion Option and the 2014 Purchased Options, the Company uses unobservable inputs in determining their fair values.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of the 2014 Conversion Option and 2014 Purchased Options uses an option pricing model and is primarily impacted by changes in the market price and volatility of the Company’s Common stock. The Company’s Convertible Notes and related Purchased Options and Conversion Option are defined and further discussed in Note 11, “Debt and Borrowing Arrangements.”

Impairment or Disposal of Long-Lived Assets

If circumstances indicate an impairment may have occurred, the Company evaluates the recoverability of its long-lived assets by comparing the respective carrying values of the assets, or asset group, to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets, or asset group.

Custodial Accounts

The Company has a fiduciary responsibility for servicing accounts related to customer escrow funds and custodial funds due to investors aggregating approximately $2.3 billion and $1.7 billion as of December 31, 2009 and 2008, respectively. These funds are maintained in segregated bank accounts, which are not included in the assets and liabilities of the Company. The Company receives certain benefits from these deposits, as allowable under federal and state laws and regulations. Income earned on these escrow accounts is recorded in Mortgage interest income in the Consolidated Statements of Operations.

Subsequent Events

The Company evaluates subsequent events with respect to the Consolidated Financial Statements through the respective date of issuance.

2.	Earnings (Loss) Per Share

Basic earnings (loss) per share attributable to PHH Corporation was computed by dividing Net income (loss) attributable to PHH Corporation during the period by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to PHH Corporation was computed by dividing Net income (loss) attributable to PHH Corporation by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the years ended December 31, 2009, 2008 and 2007 excludes approximately 2.8 million, 4.2 million and 3.3 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive. The assumed conversion of the Company’s 2012 Convertible Notes, 2012 Purchased Options and 2012 Sold Warrants were excluded from the computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for both of the years ended December 31, 2009 and 2008, as their inclusion would be anti-dilutive. Additionally, the 2014 Sold Warrants were excluded from the computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the year ended December 31, 2009, as their inclusion would be anti-dilutive. The 2014 Convertible Notes and 2014 Purchased Options are also excluded from the weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the year ended December 31, 2009 as they are currently to be settled only in cash. The Company’s Convertible Notes and related Purchased Options and Sold Warrants are defined and further discussed in Note 11, “Debt and Borrowing Arrangements.”

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the calculations of basic and diluted earnings (loss) per share attributable to PHH Corporation for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In millions, except share and per share data)

Net income (loss) attributable to PHH Corporation	$153	$(254)	$(12)

Weighted-average common shares outstanding — basic	54,625,178	54,284,089	53,938,844
Effect of potentially dilutive securities:
Stock options	49,143	—	—
Restricted stock units	541,113	—	—

Weighted-average common shares outstanding — diluted	55,215,434	54,284,089	53,938,844

Basic earnings (loss) per share attributable to PHH Corporation	$2.80	$(4.68)	$(0.23)

Diluted earnings (loss) per share attributable to PHH Corporation	$2.77	$(4.68)	$(0.23)

3.	Goodwill and Other Intangible Assets

Intangible assets consisted of:

	December 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)

Amortized Intangible Assets:
Customer lists	$40	$18	$22	$40	$16	$24
Other	13	12	1	13	12	1

	$53	$30	$23	$53	$28	$25

Unamortized Intangible Assets:
Goodwill	$25			$25
Trademarks	15			15

	$40			$40

The following table summarizes the activity associated with Goodwill, by segment, during the years ended December 31, 2009 and 2008:

	Fleet
	Management	Mortgage
	Services	Production	Total
	(In millions)

Goodwill at January 1, 2008	$25	$61	$86
Goodwill impairment during 2008	—	(61)	(61)

Goodwill at December 31, 2009 and 2008	$25	$—	$25

Due to deteriorating market conditions, the Company assessed the carrying value of its Goodwill for each of its reporting units and its indefinite-lived intangible assets as of September 30, 2008 and determined that there was an indication of impairment of Goodwill associated with its PHH Home Loans reporting unit, which is included in the

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Mortgage Production segment. The Company performed a valuation of the PHH Home Loans reporting unit as of September 30, 2008 utilizing a discounted cash flow approach with its most recent short-term projections and long-term outlook for the business and the industry. This valuation, and the related allocation of fair value to the assets and liabilities of the reporting unit, indicated that the entire amount of Goodwill related to the PHH Home Loans reporting unit was impaired and the Company recorded a non-cash charge for Goodwill impairment of $61 million, $56 million net of a $5 million income tax benefit, during the year ended December 31, 2008. Net loss attributable to noncontrolling interest for the year ended December 31, 2008 was impacted by $30 million as a result of the Goodwill impairment. The Goodwill impairment increased Net loss for the year ended December 31, 2008 by $26 million. The primary cause of the impairment was the continued weakness in the housing market, coupled with continued adverse conditions in the mortgage market during the year ended December 31, 2008.

Amortization expense included within Other depreciation and amortization relating to intangible assets was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Customer lists	$2	$2	$3
Other	—	1	1

	$2	$3	$4

Based on the Company’s amortizable intangible assets as of December 31, 2009, the Company expects the related amortization expense to approximate $2 million for each of the next five fiscal years.

4.	Mortgage Servicing Rights

The activity in the Company’s loan servicing portfolio associated with its capitalized MSRs consisted of:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Balance, beginning of period	$129,078	$126,540	$146,836
Additions	27,739	20,156	32,316
Payoffs, sales and curtailments(1)	(29,117)	(17,618)	(52,612)

Balance, end of period	$127,700	$129,078	$126,540

(1)	Payoffs, sales and curtailments during the year ended December 31, 2007 includes $29.2 billion of the unpaid principal balance of the underlying mortgage loans for which the associated MSRs were sold.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s capitalized MSRs consisted of:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Mortgage Servicing Rights:
Balance, beginning of period	$1,282	$1,502	$1,971
Additions	497	334	473
Changes in fair value due to:
Realization of expected cash flows	(391)	(267)	(315)
Changes in market inputs or assumptions used in the valuation model	111	(287)	(194)
Sales	(86)	—	(433)

Balance, end of period	$1,413	$1,282	$1,502

The significant assumptions used in estimating the fair value of MSRs at December 31, 2009 and 2008 were as follows (in annual rates):

	December 31,
	2009	2008

Prepayment speed (CPR)	16%	19%
Option adjusted spread (in basis points)	587	456
Volatility	30%	29%

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

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Net service fee revenue	$422	$431	$494
Late fees	18	20	21
Other ancillary servicing revenue(1)	40	23	—

(1)	Includes a $3 million gain on the sale of excess servicing during the year ended December 31, 2009 and realized net losses of $21 million, including direct expenses, on the sale of $433 million of MSRs during the year ended December 31, 2007.

As of December 31, 2009, the Company’s MSRs had a weighted-average life of approximately 5.3 years. Approximately 70% of the MSRs associated with the loan servicing portfolio as of December 31, 2009 were restricted from sale without prior approval from the Company’s private-label clients or investors.

The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Year Ended December 31,
	2009	2008

Initial capitalization rate of additions to MSRs	1.79%	1.66%
Weighted-average servicing fee of additions to MSRs (in basis points)	33	36

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2009	2008

Capitalized servicing rate	1.11%	0.99%
Capitalized servicing multiple	3.6	3.0
Weighted-average servicing fee (in basis points)	31	33

5.	Loan Servicing Portfolio

The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.

Portfolio Activity

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Balance, beginning of period	$149,750	$159,183	$160,222
Additions	33,892	28,693	35,350
Payoffs, sales and curtailments(1)	(32,161)	(38,126)	(36,389)

Balance, end of period(2)	$151,481	$149,750	$159,183

Portfolio Composition

	December 31,
	2009	2008
	(In millions)

Owned servicing portfolio	$129,663	$130,572
Subserviced portfolio	21,818	19,178

Total servicing portfolio	$151,481	$149,750

Fixed rate	$102,036	$94,066
Adjustable rate	49,445	55,684

Total servicing portfolio	$151,481	$149,750

Conventional loans	$129,840	$132,347
Government loans	14,872	10,905
Home equity lines of credit	6,769	6,498

Total servicing portfolio	$151,481	$149,750

Weighted-average interest rate	5.3%	5.8%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Portfolio Delinquency(3)

	December 31,
	2009		2008
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

30 days	2.57%	2.26%	2.61%	2.31%
60 days	0.73%	0.69%	0.67%	0.62%
90 or more days	1.62%	1.73%	0.75%	0.74%

Total delinquency	4.92%	4.68%	4.03%	3.67%

Foreclosure/real estate owned/bankruptcies	2.80%	2.84%	1.90%	1.83%

(1)	Payoffs, sales and curtailments for the year ended December 31, 2008 includes $18.3 billion of the unpaid principal balance of the underlying mortgage loans for which the associated MSRs were sold during the year ended December 31, 2007, but the Company subserviced these loans until the MSRs were transferred from the Company’s system to the purchasers’ systems during the second quarter of 2008.

(2)	During the year ended December 31, 2007, the Company sold the MSRs associated with $19.3 billion of the unpaid principal balance of underlying mortgage loans; however, because the Company subserviced these loans until the MSRs were transferred from the Company’s systems to the purchasers’ systems in the second quarter of 2008, these loans were included in the Company’s mortgage loan servicing portfolio balance as of December 31, 2007.

(3)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

As of December 31, 2009 and 2008, the Company had outstanding servicing advance receivables of $141 million and $117 million, respectively, which were included in Accounts receivable, net in the Consolidated Balance Sheets.

6.	Mortgage Loan Sales

The Company sells its residential mortgage loans through one of the following methods: (i) sales to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and loan sales to other investors guaranteed by the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Government-Sponsored Entities” or “GSEs”), or (ii) sales to private investors, or sponsored securitizations through the Company’s wholly owned subsidiary, PHH Mortgage Capital, LLC (“PHHMC”), which maintains securities issuing capacity through a public registration statement. During the year ended December 31, 2009, 95% of the Company’s mortgage loan sales were to the GSEs and the remaining 5% were sold to private investors. The Company did not execute any sales or securitizations through PHHMC during the year ended December 31, 2009.

The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: MSRs and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests). Through its continuing involvement with mortgage loans sold, the Company is exposed to interest rate risks related to its MSRs and other retained interests, as the value of those instruments fluctuate as changes in interest rates impact borrower prepayments on the underlying mortgage loans. The Company is also subject to credit risk related to its retained interests as those instruments are generally subordinate and absorb credit losses on the underlying loans. (See Note 7, “Derivatives and Risk Management Activities” for additional information regarding interest rate risk and credit risk.)

During the year ended December 31, 2009, the Company retained MSRs on approximately 96% of mortgage loans sold. Conforming conventional loans serviced by the Company are sold or securitized through Fannie Mae or Freddie Mac programs. Such servicing is generally performed on a non-recourse basis, whereby foreclosure losses

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are the responsibility of Fannie Mae or Freddie Mac. The government loans serviced by the Company are generally sold or securitized through Ginnie Mae programs. These government loans are either insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veteran Affairs. Additionally, non-conforming mortgage loans are serviced for various private investors on a non-recourse basis. See Note 4, “Mortgage Servicing Rights” for further information related to the Company’s capitalized servicing portfolio and MSRs.

The Company sells a majority of its mortgage loans on a non-recourse basis; however, the Company has made representations and warranties customary for loan sale transactions, including eligibility characteristics of the mortgage loans and underwriting responsibilities, in connection with the sales of these assets. See Note 14, “Commitments and Contingencies” for a further description of the Company’s representation and warranty obligations. In addition to providing representations and warranties on loans sold, the Company had a program that provided credit enhancement for a limited period of time to the purchasers of certain mortgage loans as more fully described in Note 14, “Commitments and Contingencies.”

The Company did not retain any interests from sales or securitizations other than MSRs during the year ended December 31, 2009. The Company’s Investment securities held as of December 31, 2009 represent retained interests in sales or securitizations of mortgage loans to private investors or mortgage loans securitized through PHHMC. The mortgage loans underlying the Investment securities held by the Company as of December 31, 2009 consist primarily of second lien mortgage loans. The Company’s exposure to loss from its retained interests is limited to the value of the investments.

Key economic assumptions used in measuring the fair value of the Company’s retained interests in sold or securitized mortgage loans at December 31, 2009 and the effect on the fair value of those interests from adverse changes in those assumptions were as follows:

	Investment
	Securities	MSRs
	(Dollars in millions)

Fair value of retained interests	$12	$1,413
Weighted-average life (in years)	8.3	5.3
Weighted-average servicing fee (in basis points)	N/A	31
Prepayment speed (annual rate)	9%	16%
Impact on fair value of 10% adverse change	$—	$(74)
Impact on fair value of 20% adverse change	(1)	(142)
Discount rate/Option adjusted spread (annual rate and basis points, respectively)	21-30%	587
Impact on fair value of 10% adverse change	$(1)	$(57)
Impact on fair value of 20% adverse change	(2)	(110)
Volatility (annual rate)	N/A	30%
Impact on fair value of 10% adverse change	N/A	$(28)
Impact on fair value of 20% adverse change	N/A	(57)
Credit losses (cumulative rate)	9%	N/A
Impact on fair value of 10% adverse change	$(1)	N/A
Impact on fair value of 20% adverse change	(2)	N/A

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about delinquencies and components of sold or securitized residential mortgage loans for which the Company has retained interests (except for MSRs) as of and for the year ended December 31, 2009:

Principal
	Total	Amount 60
	Principal	Days or More	Net Credit
	Amount	Past Due(1)	Losses
(In millions)

Residential mortgage loans(2)	$94	$3	$8

(1)	Amounts are based on total sold or securitized assets at December 31, 2009 for which the Company has a retained interest as of December 31, 2009.

(2)	Excludes sold or securitized mortgage loans that the Company continues to service but to which it has no other continuing involvement.

The following table sets forth information regarding cash flows relating to the Company’s loan sales in which it has continuing involvement.

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Proceeds from new loan sales or securitizations	$28,000	$19,049	$27,588
Servicing fees received(1)	422	431	494
Other cash flows received on retained interests(2)	4	12	4
Purchases of delinquent or foreclosed loans	(104)	(102)	(136)
Servicing advances	(1,085)	(735)	(605)
Repayment of servicing advances	1,050	678	591

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Represents cash flows received on retained interests other than servicing fees.

During the years ended December 31, 2009, 2008 and 2007, the Company recognized pre-tax gains of $582 million, $233 million and $94 million, respectively, related to the sale or securitization of residential mortgage loans which are recorded in Gain on mortgage loans, net in the Consolidated Statements of Operations.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Derivatives and Risk Management Activities

The Company did not have any derivative instruments designated as hedging instruments as of and during the year ended December 31, 2009. The following table summarizes the amounts recorded in the Company’s Consolidated Balance Sheet for derivative instruments not designated as hedging instruments as of December 31, 2009:

	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Fair	Notional	Sheet	Fair	Notional
	Presentation	Value	Amount	Presentation	Value	Amount
	(In millions)

Interest rate lock commitments	Other assets	$31	$3,507	Other liabilities	$5	$934
Forward delivery commitments not subject to master netting arrangements:
Related to interest rate and price risk for MLHS and IRLCs	Other assets	44	3,121	Other liabilities	9	855
Forward delivery commitments subject to master netting arrangements(1):
Related to interest rate and price risk for MLHS and IRLCs	Other assets	34	2,415	Other assets	4	483
Contracts related to interest rate risk for debt arrangements and variable-rate leases	Other assets	8	911	N/A	—	—
Derivative instruments related to the issuance of the 2014 Convertible Notes(2)	Other assets	37	—	Other liabilities	37	—
Foreign exchange contracts	N/A	—	—	Other liabilities	2	285

Total derivative instruments		154			57

Impact of master netting arrangements(1)		(4)			(4)
Cash collateral		(6)			(1)

Net fair value of derivative instruments		$144			$52

(1)	Represents derivative instruments that are executed with the same counterparties and subject to master netting arrangements between the Company and its counterparties.

(2)	The notional amount of the derivative instruments related to the issuance of the 2014 Convertible Notes represents 9.6881 million shares of the Company’s Common stock at December 31, 2009.

The following table summarizes the amounts recorded in the Company’s Consolidated Statement of Operations for derivative instruments not designated as hedging instruments:

	Year Ended
	December 31, 2009
	Statement of
	Operations
	Presentation	Gain (Loss)
	(In millions)

Interest rate lock commitments	Gain on mortgage loans, net	$667
Forward delivery commitments related to interest rate and price risk for MLHS and IRLCs	Gain on mortgage loans, net	(30)
Contracts related to interest rate risk for debt arrangements and variable-rate leases	Fleet interest expense	(3)
Foreign exchange contracts	Fleet interest expense	41

Total derivative instruments		$675

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Market Risk

The Company’s principal market exposure is to interest rate risk, specifically long-term United States (“U.S”) Department of the Treasury (“Treasury”) and mortgage interest rates due to their impact on mortgage-related assets and commitments. The Company also has exposure to the London Interbank Offered Rate (“LIBOR”) due to their impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in variable-rate lease assets. From time to time, the Company uses various financial instruments, including swap contracts, forward delivery commitments on mortgage-backed securities (“MBS”) or whole loans, futures and options contracts to manage and reduce this risk.

The following is a description of the Company’s risk management policies related to IRLCs, MLHS, MSRs, debt and foreign exchange risk:

Interest Rate Lock Commitments.  IRLCs represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to lend funds to a potential borrower at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, the Company’s outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the IRLC through the loan funding date or expiration date. The Company’s loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. The Company uses forward delivery commitments on MBS or whole loans to attempt to manage the interest rate and price risk. The Company considers historical commitment-to-closing ratios to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. (See Note 1, “Summary of Significant Accounting Policies” and Note 18, “Fair Value Measurements” for further discussion regarding IRLCs.)

Mortgage Loans Held for Sale.  The Company is subject to interest rate and price risk on its MLHS from the loan funding date until the date the loan is sold into the secondary market. The Company primarily uses mortgage forward delivery commitments on MBS or whole loans to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Forward delivery commitments on MBS or whole loans may not be available for all products that the Company originates; therefore, the Company may use a combination of derivative instruments, including forward delivery commitments for similar products or treasury futures, to minimize the interest rate and price risk. (See Note 18, “Fair Value Measurements” for additional information regarding MLHS and related forward delivery commitments.)

Mortgage Servicing Rights.  The Company’s MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. The amount and composition of derivatives, if any, that the Company may use will depend on the exposure to loss of value on the Company’s MSRs, the expected cost of the derivatives, the Company’s expected liquidity needs and the expected increased earnings generated by the origination of new loans resulting from the decline in interest rates. This serves as an economic hedge of the Company’s MSRs, which provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of the Company’s MSRs thereby reducing the need to use derivatives. The benefit of this economic hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, this benefit may not be realized under certain circumstances regardless of the change in interest rates.

During the year ended December 31, 2008, the Company assessed the composition of its capitalized mortgage loan servicing portfolio and its relative sensitivity to refinance if interest rates decline, the cost of hedging and the anticipated effectiveness of the hedge given the economic environment. Based on that assessment, the Company

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made the decision to close out substantially all of its derivatives related to MSRs during the three months ended September 30, 2008. As of both December 31, 2009 and 2008, the Company did not have any outstanding derivatives used to offset potential adverse changes in the fair value of MSRs that could affect reported earnings.

During the years ended December 31, 2008 and 2007, the Company used a combination of derivative instruments to offset potential adverse changes in the fair value of its MSRs. The change in fair value of derivatives is intended to react in the opposite direction of the change in the fair value of MSRs. MSRs derivatives generally increase in value as interest rates decline and decrease in value as interest rates rise. The effectiveness of derivatives related to MSRs is dependent upon the level at which the change in fair value of the derivatives, which is primarily driven by changes in interest rates, correlates to the change in fair value of MSRs, which is influenced by changes in interest rates as well as other factors, including home prices, underwriting standards and product characteristics. These derivatives included interest rate swap contracts, interest rate futures contracts, interest rate forward contracts, mortgage forward contracts, options on forward contracts, options on futures contracts, options on swap contracts and principal-only swaps. During the years ended December 31, 2008 and 2007, all of the derivatives associated with MSRs were freestanding derivatives and were not designated in a hedge relationship. These derivatives were classified as Other assets or Other liabilities in the Consolidated Balance Sheet with changes in their fair values recorded in Net derivative (loss) gain related to mortgage servicing rights in the Consolidated Statements of Operations.

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

In conjunction with the issuance of the 2014 Convertible Notes (as defined and further discussed in Note 11, “Debt and Borrowing Arrangements”), the Company recognized the Conversion Option (derivative liability) and Purchased Options (derivative asset) (both of which are defined and further discussed in Note 11, “Debt and Borrowing Arrangements”), each of which are indexed to the Company’s Common stock, in Other liabilities and Other assets, respectively, with the offsetting changes in their fair value recognized in Mortgage interest expense in the Consolidated Financial Statements. The Conversion Option allowed the Company to reduce the coupon rate of the 2014 Convertible Notes and the associated semiannual interest payments. The Purchased Options and Sold Warrants (as defined and further discussed in Note 11, “Debt and Borrowing Arrangements”) are intended to reduce the potential dilution to the Company’s Common stock upon conversion of the 2014 Convertible Notes and generally have the effect of increasing the conversion price from $25.805 to $34.74 per share. See Note 11, “Debt and Borrowing Arrangements” for further discussion regarding the 2014 Convertible Notes and the related Conversion Option, Purchased Options and Sold Warrants.

Foreign Exchange.  Due to disruptions in the credit markets, the Company has been unable to utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for new lease originations by its Canadian fleet management operations. Alternatively, approximately $285 million of additional leases are being funded by the Company’s unsecured borrowings as of December 31, 2009 in comparison to before the disruptions in the credit markets. As such, the Company is subject to foreign exchange risk associated with the use of domestic borrowings to fund Canadian leases, and has entered into foreign exchange forward contracts to manage such risk. During the year ended December 31, 2009, the Company recorded net foreign exchange transaction losses of $41 million and net gains of $41 million related to the foreign exchange forward contracts, both of which were included in Fleet interest expense in the Consolidated Statement of Operations, and as such the net foreign exchange impact related to the use of domestic borrowings to fund additional Canadian leases was not

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant. See Note 23, “Subsequent Events” for a discussion regarding the issuance of asset-backed term notes subsequent to December 31, 2009.

Credit Risk and Exposure

The Company originates loans in all 50 states and the District of Columbia. Concentrations of credit risk are considered to exist when there are amounts loaned to multiple borrowers with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. California was the only state that represented more than 10% of the unpaid principal balance in the Company’s loan servicing portfolio, accounting for approximately 14% of the balance as of December 31, 2009. For the year ended December 31, 2009, approximately 37% of loans originated by the Company were derived from Realogy Corporation’s owned real estate brokerage business, NRT Incorporated (“NRT”), and relocation business, Cartus Corporation (“Cartus”) or its franchisees. In addition, approximately 16% and 15% of the Company’s mortgage loan originations during the year ended December 31, 2009 were from two private-label partners, Merrill Lynch Credit Corporation and Charles Schwab Bank, respectively.

The Company is exposed to commercial credit risk for its clients under the lease and service agreements for PHH Vehicle Management Services Group LLC (“PHH Arval”) (the Company’s Fleet Management Services segment). The Company manages such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements generally allow PHH Arval to refuse any additional orders; however, PHH Arval would remain obligated for all units under contract at that time. The service agreements can generally be terminated upon 30 days written notice. PHH Arval had no significant client concentrations as no client represented more than 5% of the Net revenues of the segment during the year ended December 31, 2009. PHH Arval’s historical net credit losses as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.01% in any of the last three fiscal years.

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

As of December 31, 2009, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties with respect to the Company’s derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to the Company’s diverse client base. With the exception of the financing provided to customers of its mortgage business, the Company does not normally require collateral or other security to support credit sales.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Vehicle Leasing Activities

The components of Net investment in fleet leases were as follows:

	December 31,
	2009	2008
	(In millions)

Operating Leases:
Vehicles under open-end operating leases	$7,446	$7,542
Vehicles under closed-end operating leases	263	266

Vehicles under operating leases	7,709	7,808
Less: Accumulated depreciation	(4,382)	(3,999)

Net investment in operating leases	3,327	3,809

Direct Financing Leases:
Lease payments receivable	121	141
Less: Unearned income	(4)	(7)

Net investment in direct financing leases	117	134

Off-Lease Vehicles:
Vehicles not yet subject to a lease	164	254
Vehicles held for sale	9	18
Less: Accumulated depreciation	(7)	(11)

Net investment in off-lease vehicles	166	261

Net investment in fleet leases	$3,610	$4,204

	December 31,
	2009	2008

Vehicles under open-end leases	95%	94%
Vehicles under closed-end leases	5%	6%
Vehicles under variable-rate leases	76%	73%
Vehicles under fixed-rate leases	24%	27%

At December 31, 2009, future minimum lease payments to be received on the Company’s operating and direct financing leases were as follows:

	Future Minimum
	Lease Payments(1)
		Direct
	Operating	Financing
	Leases	Leases
	(In millions)

2010	$688	$22
2011	42	4
2012	32	4
2013	24	2
2014	16	—
Thereafter	13	—

	$815	$32

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Amounts included for the interest component of the future minimum lease payments are based on the interest rate in effect at the inception of each lease. Any changes in the interest rates associated with variable-rate leases in periods subsequent to the inception of the lease are used to calculate contingent rentals. Contingent rentals from operating leases were $(9) million and $(16) million for the years ended December 31, 2009 and 2008, respectively. Contingent rentals from operating leases were not significant for the year ended December 31, 2007. Contingent rentals from direct financing leases were not significant for the years ended December 31, 2009, 2008 and 2007.

The future minimum lease payments disclosed above include the monthly payments for the unexpired portion of the minimum lease term, which is 12 months under the Company’s open-end lease agreements, and the residual values guaranteed by the lessees during the minimum lease term. These leases may be continued after the minimum lease term at the lessee’s election.

9.	Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of:

	December 31,
	2009	2008
	(In millions)

Furniture, fixtures and equipment	$76	$80
Capitalized software	119	112
Building and leasehold improvements	10	10

	205	202
Less: Accumulated depreciation and amortization	(156)	(139)

	$49	$63

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,
	2009	2008
	(In millions)

Accounts payable	$241	$242
Accrued interest	20	23
Accrued payroll and benefits(1)	59	38
Other	175	148

	$495	$451

(1)	Accrued payroll and benefits as of December 31, 2009 included a $10 million accrued employee severance liability associated with the Company’s transformation effort to create a cost efficient and highly scalable operating platform, which began in 2009.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Debt and Borrowing Arrangements

The following tables summarize the components of the Company’s indebtedness as of December 31, 2009 and 2008:

	December 31, 2009
							Assets Held as Collateral(1)
									Mortgage	Net
					Maturity/				Loans	Investment
			Interest		Expiry		Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date(4)		Receivable	Cash	Sale	Leases(5)
	(Dollars in millions)

Chesapeake Series 2006-2 Variable Funding Notes	$657	$657			2/26/2009	(6)
Chesapeake Series 2009-1 Term Notes	1,000	1,000			5/20/2010
Chesapeake Series 2009-2 Class A Term Notes	850	850			2/17/2011
Chesapeake Series 2009-2 Class B Term Notes(7)	28	28			2/17/2011
Chesapeake Series 2009-2 Class C Term Notes(7)	24	24			2/17/2011
Chesapeake Series 2009-3 Class A Term Notes	50	50			10/20/2011
Chesapeake Series 2009-4 Class A Term Notes	250	250			2/18/2010
Other	33	33			3/2010- 6/2016

Total Vehicle Management Asset-Backed Debt	2,892	2,892	2.0	%(8)			$21	$297	$—	$3,082

RBS Repurchase Facility(9)	622	1,500	3.0%		6/24/2010		—	1	667	—
Fannie Mae Repurchase Facilities(10)	325	325	1.0%		N/A		—	—	333	—
					9/2010-
Other(11)	49	60	2.7%		10/2010		52	—	5	—

Total Mortgage Warehouse Asset-Backed Debt	996	1,885					52	1	1,005	—

Term Notes(12)	439	439	6.5 7.9	%- %(13)	4/2010- 4/2018		—	—	—	—
Credit Facilities(14)	432	1,305	1.0	%(15)	1/6/2011		—	—	—	—
Convertible Notes due 2012(16)	221	221	4.0%		4/15/2012		—	—	—	—
Convertible Notes due 2014(17)	180	180	4.0%		9/1/2014		—	—	—	—

Total Unsecured Debt	1,272	2,145					—	—	—	—

Total Debt	$5,160	$6,922					$73	$298	$1,005	$3,082

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
						Assets Held as Collateral(1)
								Mortgage	Net
					Maturity/			Loans	Investment
			Interest		Expiry	Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date	Receivable	Cash	Sale	Leases(5)
					(Dollars in millions)

Chesapeake Series 2006-1 Variable Funding Notes	$2,371	$2,500			2/26/2009
Chesapeake Series 2006-2 Variable Funding Notes	1,000	1,000			2/26/2009
Other	5	5			3/2010- 5/2014

Total Vehicle Management Asset-Backed Debt	3,376	3,505	3.6	%(8)		$22	$320	$—	$3,692

RBS Repurchase Facility(9)	411	1,500	4.0%		6/24/2010	—	—	456	—
Citigroup Repurchase Facility(18)	10	500	1.7%		2/26/2009	—	—	12	—
Fannie Mae Repurchase Facilities(10)	149	149	1.0%		N/A	—	—	149	—
Mortgage Venture Repurchase Facility(19)	115	225	1.7%		5/28/2009	—	25	128	—
Other(11)	7	7	5.3%		10/29/2009	—	—	7	—

Total Mortgage Warehouse Asset-Backed Debt	692	2,381				—	25	752	—

			6.5	%-	4/2010-
Term Notes(12)	441	441	7.9	%(13)	4/2018	—	—	—	—
Credit Facilities(14)	1,035	1,303	1.3	%(15)	1/6/2011	—	—	—	—
Convertible Notes due 2012(16)	208	208	4.0%		4/15/2012	—	—	—	—
Other	12	12				—	—	—	—

Total Unsecured Debt	1,696	1,964				—	—	—	—

Total Debt	$5,764	$7,850				$22	$345	$752	$3,692

(1)	Assets held as collateral are not available to pay the Company’s general obligations.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements. The Series 2009-1, Series 2009-2, Series 2009-3 and Series 2009-4 notes (the “Chesapeake Term Notes”) have revolving periods during which time the pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of the Company’s Fleet Management Services segment. See “Asset-Backed Debt — Vehicle Management Asset-Backed Debt” below for additional information.

(3)	Represents the variable interest rate as of December 31 of the respective year, with the exception of total vehicle management asset-backed debt, term notes, the 2014 Convertible Notes and the 2012 Convertible Notes.

(4)	The maturity date for the Chesapeake Term Notes represents the end of the respective revolving period, during which time the respective notes’ pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of our Fleet Management Services segment. Subsequent to the revolving period, the notes will amortize in accordance with their terms (as further discussed below). See “Asset-Backed Debt — Vehicle Management Asset-Backed Debt” below for additional information.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	The titles to all the vehicles collateralizing the debt issued by Chesapeake Funding LLC (“Chesapeake”) are held in a bankruptcy remote trust and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements.

(6)	The Company elected to allow the Series 2006-2 notes to amortize in accordance with their terms on their Scheduled Expiry Date (as defined below). During the Amortization Period (as defined below), the Company is unable to borrow additional amounts under these notes. See “Asset-Backed Debt — Vehicle Management Asset-Backed Debt” below for additional information.

(7)	The carrying amount of the Chesapeake Series 2009-2 Series B and Series C term notes as of December 31, 2009 is net of an unamortized discount of $3 million and $5 million, respectively. See “Asset-Backed Debt — Vehicle Management Asset-Backed Debt” below for additional information.

(8)	Represents the weighted-average interest rate of the Company’s vehicle management asset-backed debt arrangements for the years ended December 31, 2009 and 2008, respectively.

(9)	The Company maintains a variable-rate committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). At the Company’s election, subject to compliance with the terms of the Amended Repurchase Agreement and payment of renewal fees, the RBS Repurchase Facility was renewed for an additional 364-day term on June 25, 2009. See “Asset-Backed Debt — Mortgage Warehouse Asset-Backed Debt” below for additional information.

(10)	The balance and capacity represents amounts outstanding under the Company’s variable-rate uncommitted mortgage repurchase facilities (the “Fannie Mae Repurchase Facilities”) with Fannie Mae. Total uncommitted capacity was approximately $3.0 billion and $1.5 billion as of December 31, 2009 and 2008, respectively.

(11)	Represents the variable interest rate on the majority of other mortgage warehouse asset-backed debt as of December 31, 2009 and 2008, respectively. The outstanding balance as of December 31, 2009 also includes $5 million outstanding under another variable-rate mortgage warehouse facility that bore interest at 3.1%.

(12)	Represents medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. During the year ended December 31, 2008, MTNs with a carrying value of $200 million were repaid upon maturity.

(13)	Represents the range of stated interest rates of the MTNs outstanding as of December 31, 2009 and 2008, respectively. The effective rate of interest of the Company’s outstanding MTNs was 7.2% as of both December 31, 2009 and 2008.

(14)	Credit facilities primarily represents a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.

(15)	Represents the interest rate on the Amended Credit Facility as of December 31, 2009 and 2008, respectively, excluding per annum utilization and facility fees. The outstanding balance as of December 31, 2009 and 2008 also includes $72 million and $78 million, respectively, outstanding under another variable-rate credit facility that bore interest at 1.0% and 2.8%, respectively. See “Unsecured Debt — Credit Facilities” below for additional information.

(16)	On April 2, 2008, the Company completed a private offering of the 4.0% Convertible Notes due 2012 (the “2012 Convertible Notes”) with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The carrying amount as of December 31, 2009 and 2008 is net of an unamortized discount of $29 million and $42 million, respectively. The effective rate of interest of the 2012 Convertible Notes was 12.4% as of both December 31, 2009 and 2008, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs. There were no conversions of the 2012 Convertible Notes during the year ended December 31, 2009. See “Unsecured Debt — Convertible Notes” below for additional information.

(17)	On September 29, 2009, the Company completed a private offering of the 4.0% Convertible Senior Notes due 2014 (the “2014 Convertible Notes”) with an aggregate principal balance of $250 million and a maturity date of September 1, 2014 to certain qualified institutional buyers. The carrying amount as of December 31, 2009 is net of an unamortized discount of $70 million. The effective rate of interest of the 2014 Convertible Notes was 13.0% as of December 31, 2009, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs. There were no conversions of the 2014 Convertible Notes during the year ended December 31, 2009.

(18)	On February 28, 2008, the Company entered into a 364-day $500 million variable-rate committed mortgage repurchase facility by executing a Master Repurchase Agreement and Guaranty with Citigroup Global Markets Realty Corp. (together,

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the “Citigroup Repurchase Facility”). The Company repaid all outstanding obligations under the Citigroup Repurchase Facility as of February 26, 2009.

(19)	The Mortgage Venture maintained a variable-rate committed repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. The balance as of December 31, 2008 represents variable-funding notes outstanding under the facility. See “Asset-Backed Debt — Mortgage Warehouse Asset-Backed Debt” below for additional information.

The fair value of the Company’s debt was $5.1 billion and $4.8 billion as of December 31, 2009 and 2008, respectively, which is primarily determined based upon quoted prices in active markets for similar liabilities.

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by the Company’s wholly owned subsidiary, Chesapeake, to support the acquisition of vehicles used by the Fleet Management Services segment’s U.S. leasing operations.

On February 27, 2009, the Company amended the agreement governing the Series 2006-1 notes to extend the scheduled expiry date to March 27, 2009 in order to provide additional time for the Company and the lenders of the Chesapeake notes to evaluate the long-term funding arrangements for its Fleet Management Services segment. The amendment also included a reduction in the total capacity of the Series 2006-1 notes from $2.5 billion to $2.3 billion and the payment of certain extension fees. Additionally, on February 26, 2009 (the “Scheduled Expiry Date”), the Company elected to allow the Series 2006-2 notes to amortize in accordance with their terms, as further discussed below. On October 8, 2009, the remaining obligations under the Series 2006-1 Chesapeake variable funding notes were paid in full.

On September 11, 2009, Chesapeake issued $31 million and $29 million of Class B and Class C, respectively, of Chesapeake Term Notes under Series 2009-2, which were purchased by another wholly owned subsidiary of PHH Corporation. Subsequently, on September 29, 2009, the Series 2009-2 Class B and Series 2009-2 Class C notes were resold to certain qualified institutional buyers. In addition, $300 million of Class A Chesapeake Term Notes were issued under Series 2009-3 and 2009-4 during the fourth quarter of 2009, as detailed in the chart above. Proceeds from the Chesapeake Term Notes issued during 2009 were primarily used to repay a portion of the Series 2006-1 notes, fund the acquisition of vehicles to be leased to customers of the Company’s Fleet Management Services segment and reduce the amounts outstanding under the Amended Credit Facility.

During the amortization period, the Company will be unable to borrow additional amounts under the variable funding notes or use the pro-rata share of lease cash flows to fund the acquisition of vehicles to be leased under the Chesapeake Term Notes, and monthly repayments will be made on the notes through the earlier of 125 months following the Scheduled Expiry Date, or when the respective series of notes are paid in full based on an allocable share of the collection of cash receipts of lease payments from its clients relating to the collateralized vehicle leases and related assets (the “Amortization Period”). The allocable share is based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the Amortization Period. After the payment of interest, servicing fees, administrator fees and servicer advance reimbursements, any monthly lease collections during the Amortization Period of a particular series would be applied to reduce the principal balance of the series notes.

As of December 31, 2009, 84% of the carrying value of the Company’s fleet leases collateralized the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding and term notes (the “Chesapeake Lease Portfolio”). Approximately 99% of the Chesapeake Lease Portfolio as of December 31, 2009 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of December 31, 2009, the Chesapeake Lease Portfolio consisted of 23% and 77% fixed-rate and variable-rate leases, respectively. As of December 31, 2009, the

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

top 25 client lessees represented approximately 50% of the Chesapeake Lease Portfolio, with no client exceeding 5%.

See Note 23, “Subsequent Events” for a discussion regarding the issuance of vehicle management asset-backed term notes subsequent to December 31, 2009.

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

Unsecured Debt

Credit Facilities

Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. On February 11, 2009, Standard & Poor’s downgraded its rating of the Company’s senior unsecured long-term debt from BBB- to BB+, and Fitch Ratings’ rating of the Company’s senior unsecured long-term debt was lowered to BB+ on February 26, 2009. In addition, on March 2, 2009, Moody’s Investors Service downgraded its rating of the Company’s senior unsecured long-term debt from Ba1 to Ba2. As of December 31, 2009 and 2008, borrowings under the Amended Credit Facility bore interest at a margin of 70.0 basis points (“bps”) and 47.5 bps, respectively, over a benchmark index of either LIBOR or the federal funds rate. The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of both December 31, 2009 and 2008, the per annum utilization fees were 12.5 bps. As of December 31, 2009 and 2008, the facility fees were 17.5 bps and 12.5 bps, respectively.

Convertible Notes

The 2014 Convertible Notes and the 2012 Convertible Notes (collectively, the “Convertible Notes”) are senior unsecured obligations of the Company, which rank equally with all of its existing and future senior debt. The 2014 Convertible Notes are governed by an indenture (the “2014 Convertible Notes Indenture”), dated September 29, 2009, between the Company and The Bank of New York Mellon, as trustee. The 2012 Convertible Notes are governed by an indenture (the “2012 Convertible Notes Indenture”), dated April 2, 2008, between the Company and The Bank of New York Mellon, as trustee.

Under the 2014 Convertible Notes Indenture and the 2012 Convertible Notes Indenture (collectively, the “Convertible Notes Indentures”), holders may convert (the “2014 Conversion Option” and the “2012 Conversion Option,” respectively) all or any portion of the 2014 Convertible Notes and the 2012 Convertible Notes at any time from, and including, March 1, 2014 and October 15, 2011, respectively, through the third business day immediately preceding their maturity on September 1, 2014 and April 15, 2012, respectively, or prior to March 1, 2014 and October 15, 2011, respectively, in the event of the occurrence of certain triggering events related to the price of the Convertible Notes, the price of the Company’s Common stock or certain corporate events. Upon conversion, the Company will deliver the principal portion in cash and, if the conversion price calculated for each business day over a period of 60 consecutive business days exceeds the principal amount (the “Conversion Premium”), shares of its

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common stock or cash for the Conversion Premium, but currently only in cash for the 2014 Convertible Notes, as further discussed below. Subject to certain exceptions, the holders of the Convertible Notes may require the Company to repurchase all or a portion of their Convertible Notes upon a fundamental change, as defined under the Convertible Notes Indentures. The Company will generally be required to increase the conversion rate for holders that elect to convert their Convertible Notes in connection with a make-whole fundamental change. In addition, the conversion rate may be adjusted upon the occurrence of certain events. The Company may not redeem the 2014 Convertible Notes or the 2012 Convertible Notes prior to their maturity on September 1, 2014 and April 15, 2012, respectively.

In connection with the issuance of the 2014 Convertible Notes and the 2012 Convertible Notes, the Company entered into convertible note hedging transactions with respect to the Conversion Premium (the “2014 Purchased Options” and the “2012 Purchased Options,” respectively) and warrant transactions whereby the Company sold warrants to acquire, subject to certain anti-dilution adjustments, shares of its Common stock (the “2014 Sold Warrants” and the “2012 Sold Warrants,” respectively). The 2014 Purchased Options and 2014 Sold Warrants are intended to reduce the potential dilution of the Company’s Common stock upon potential future conversion of the 2014 Convertible Notes and generally have the effect of increasing the conversion price of the 2014 Convertible Notes from $25.805 (based on the initial conversion rate of 38.7522 shares of the Company’s Common stock per $1,000 principal amount of the 2014 Convertible Notes) to $34.74 per share. The 2012 Purchased Options and 2012 Sold Warrants are intended to reduce the potential dilution to the Company’s Common stock upon potential future conversion of the 2012 Convertible Notes and generally have the effect of increasing the conversion price of the 2012 Convertible Notes from $20.50 (based on the initial conversion rate of 48.7805 shares of the Company’s Common stock per $1,000 principal amount of the 2012 Convertible Notes) to $27.20 per share.

The 2014 Convertible Notes and 2012 Convertible Notes bear interest at 4.0% per year, payable semiannually in arrears in cash on March 1st and September 1st and April 15th and October 15th, respectively. In connection with the issuance of the 2014 Convertible Notes and 2012 Convertible Notes, the Company recognized an original issue discount and issuance costs of $74 million and $60 million, respectively, which are being accreted to Mortgage interest expense in the Consolidated Statements of Operations through March 1, 2014 and October 15, 2011, respectively, or the earliest conversion date of the 2014 Convertible Notes and 2012 Convertible Notes.

The New York Stock Exchange regulations require stockholder approval prior to the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares of common stock. Unless and until stockholder approval to exceed this limitation is obtained, the Company will settle conversion of the 2014 Convertible Notes entirely in cash. Based on these settlement terms, the Company determined that at the time of issuance of the 2014 Convertible Notes, the 2014 Conversion Option and 2014 Purchased Options did not meet all the criteria for equity classification and, therefore, recognized the Conversion Option and Purchased Options as a derivative liability and derivative assets, respectively, with the offsetting changes in their fair value recognized in Mortgage interest expense in the Consolidated Financial Statements. (See Note 7, “Derivatives and Risk Management Activities” in these Notes to Consolidated Financial Statements for additional information regarding the 2014 Conversion Option and 2014 Purchased Options.) As of December 31, 2009 and 2008, the Company determined that the 2014 Sold Warrants, 2012 Sold Warrants, 2012 Conversion Option and 2012 Purchased Options are all indexed to its own stock and met all the criteria for equity classification. As such, these derivative instruments are recorded within Additional paid-in capital in the Consolidated Financial Statements and have no impact on the Company’s Consolidated Statements of Operations.

Debt Maturities

The following table provides the contractual maturities of the Company’s indebtedness at December 31, 2009. The maturities of the Company’s vehicle management asset-backed notes, a portion of which are amortizing in

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets:

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,682	$5	$1,687
Between one and two years	906	432	1,338
Between two and three years	669	250	919
Between three and four years	378	420	798
Between four and five years	218	250	468
Thereafter	44	8	52

	$3,897	$1,365	$5,262

As of December 31, 2009, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management(2)	$2,892	$2,892	$—
Mortgage warehouse(3)	1,885	996	889
Unsecured Committed Credit Facilities(4)	1,305	448	857

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(2)	On February 27, 2009, the Amortization Period of the Series 2006-2 began during which time the Company is unable to borrow additional amounts under these notes. Amount outstanding under the Series 2006-2 notes was $657 million as of December 31, 2009. The Chesapeake Term Notes have revolving periods during which time the pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased by customers of the Company’s Fleet Management Services segment. See “Asset-Backed Debt — Vehicle Management Asset-Backed Debt” above for additional information.

(3)	Capacity does not reflect $2.7 billion undrawn under the $3.0 billion Fannie Mae Repurchase Facilities, as these facilities are uncommitted.

(4)	Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Company’s Consolidated Balance Sheet.

Debt Covenants

Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility and the RBS Repurchase Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Repurchase Facility requires PHH Mortgage to maintain a minimum of $3.0 billion in mortgage repurchase or warehouse facilities, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the RBS

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchase Facility. At December 31, 2009, the Company was in compliance with all of its financial covenants related to its debt arrangements.

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

12.	Pension and Other Post Employment Benefits

Defined Contribution Savings Plans

The Company and the Mortgage Venture sponsor separate defined contribution savings plans that provide certain eligible employees of the Company and the Mortgage Venture an opportunity to accumulate funds for retirement. The Company and the Mortgage Venture match the contributions of participating employees on the basis specified by these plans. The Company’s cost for contributions to these plans was $9 million, $13 million and $15 million during the years ended December 31, 2009, 2008 and 2007, respectively.

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

The measurement date for all of the Company’s benefit obligations and plan assets is December 31. The following table provides benefit obligations, plan assets and the funded status of the Company’s defined benefit pension and OPEB plans:

			Other Post Employment
	Pension Benefits		Benefits
	2009	2008	2009	2008
	(In millions)

Benefit obligation — December 31	$34	$31	$2	$2
Fair value of plan assets — December 31	27	21	—	—

Unfunded status	(7)	(10)	(2)	(2)
Unfunded pension liability recorded in Accumulated other comprehensive income (loss):
Net loss	12	15	—	—
Transition obligation	—	—	—	—

Net amount recognized — December 31	$5	$5	$(2)	$(2)

During the years ended December 31, 2009, 2008 and 2007, both the net periodic benefit cost related to the defined benefit pension plan and the expense recorded for the OPEB plan were not significant.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, future expected benefit payments to be made from the plan’s assets, which reflect expected future service, as appropriate, under the Company’s defined benefit pension plan were $1 million in each of the years ending December 31, 2010 through 2012, $2 million in the years ending December 31, 2013 and 2014 and $11 million for the five years ending December 31, 2019.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts at the discretion of the Company. The Company made contributions of $2 million and $4 million to its defined benefit pension plan during the years ended December 31, 2009 and 2008, respectively. The Company expects to make contributions estimated between $1 million and $2 million to its defined benefit pension plan during the year ending December 31, 2010.

13.	Income Taxes

The Provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Current:
Federal	$(28)	$(24)	$28
State	1	(14)	(4)
Foreign	11	7	16

	(16)	(31)	40

Income Tax Contingencies:
Change in income tax contingencies	—	(11)	(8)
Interest and penalties	—	(2)	2

	—	(13)	(6)

Deferred:
Federal	109	(123)	(56)
State	20	6	(8)
Foreign	(6)	(1)	(5)

	123	(118)	(69)

Provision for (benefit from) income taxes	$107	$(162)	$(35)

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Domestic operations	$265	$(465)	$(78)
Foreign operations	15	22	33

Income (loss) before income taxes	$280	$(443)	$(45)

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes were comprised of the following:

	December 31,
	2009	2008
	(In millions)

Deferred income tax assets:
Accrued liabilities, provisions for losses and deferred income	$60	$76
Federal loss carryforwards and credits	171	133
State loss carryforwards and credits	69	81
Alternative minimum tax credit carryforward	24	27
Other	10	10

Deferred income tax assets	334	327
Valuation allowance	(70)	(74)

Deferred income tax assets, net of valuation allowance	264	253

Deferred income tax liabilities:
Originated mortgage servicing rights	390	315
Purchased mortgage servicing rights	43	19
Depreciation and amortization	533	498

Deferred income tax liabilities	966	832

Net deferred income tax liability	$702	$579

The deferred income tax assets valuation allowance of $70 million and $74 million at December 31, 2009 and 2008, respectively, primarily relate to federal and state loss carryforwards. The valuation allowance will be reduced when and if the Company determines that it is more likely than not that all or a portion of the deferred income tax assets will be realized. The federal and state loss carryforwards expire from 2013 to 2029 and from 2009 to 2029, respectively. Due to the Company’s mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference between the state income tax effective rates during the years ended December 31, 2009, 2008 and 2007.

The Company has an alternative minimum tax credit of $24 million that is not subject to limitations. The credits existing at the time of a spin-off from Cendant Corporation (the “Spin-Off”) of $23 million were evaluated, and the appropriate actions were taken by Cendant Corporation (now known as Avis Budget Group, Inc., but referred to as “Cendant” within these Notes to Consolidated Financial Statements) and the Company to make the credits available to the Company after the Spin-Off. The Company has determined at this time that it can utilize all alternative minimum tax carryforwards in future years; therefore, no reserve or valuation allowance has been recorded.

No provision has been made for federal deferred income taxes on approximately $92 million of accumulated and undistributed earnings of the Company’s foreign subsidiaries at December 31, 2009 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized federal deferred income tax liability for unremitted earnings is not practicable.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total income taxes differ from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2009	2008	2007
	(In millions, except for percentages)

Income (loss) before income taxes	$280	$(443)	$(45)
Statutory federal income tax rate	(35)%	(35)%	(35)%

Income taxes computed at statutory federal rate	$98	$(155)	$(16)
State and local income taxes, net of federal tax benefits	15	(22)	(8)
Liabilities for income tax contingencies	—	(2)	2
Changes in state apportionment factors	2	(3)	4
Changes in valuation allowance	1	5	(20)
Non-deductible portion of Goodwill impairment	—	7	—
Noncontrolling interest	(9)	10	(1)
Other	—	(2)	4

Provision for (benefit from) income taxes	$107	$(162)	$(35)

Calculated effective tax rate	38.3%	(36.6)%	(78.4)%

During the year ended December 31, 2009, the Company recorded a net deferred income tax charge of $2 million representing the change in estimated deferred state income taxes for state apportionment factors and tax rates, which impacted its effective tax rate for that year. In addition, the Company recorded a state income tax provision of $15 million. Realogy’s noncontrolling interest in the profit of the Mortgage Venture impacted the calculated effective tax rate by $9 million.

During the year ended December 31, 2008, the Company recorded a $5 million increase in valuation allowances for deferred tax assets ($14 million of this increase was primarily due to loss carryforwards generated during the year ended December 31, 2008 for which the Company believed it was more likely than not that the loss carryforwards would not be realized, partially offset by a $9 million reduction in certain loss carryforwards as a result of the receipt of approval from the Internal Revenue Service (the “IRS”) in April 2008 regarding an accounting method change (the “IRS Method Change”)), a $3 million deferred state income tax benefit representing the change in estimated deferred state income taxes for state apportionment factors and a $2 million decrease in liabilities for income tax contingencies, all of which significantly impacted its effective tax rate for that year. A portion of the Goodwill impairment charge was not deductible for federal and state income tax purposes, which impacted the calculated effective tax rate for the year ended December 31, 2008 by $7 million. In addition, the Company recorded a state income tax benefit of $22 million and Realogy’s noncontrolling interest in the loss of the Mortgage Venture impacted the calculated effective tax rate by $10 million.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s liability for unrecognized income tax benefits (including the liability for potential payment of interest and penalties) consisted of (in millions):

Balance, January 1, 2007 (prior to the adoption of updates to ASC 740)	$27
Effect of adoption of updates to ASC 740	1
Current year activity related to tax positions taken during prior years	(6)

Balance, December 31, 2007	22
Activity related to the IRS Method Change	(20)
Current year activity related to tax positions taken during prior years	6

Balance, December 31, 2008 and 2009	$8

The Company recorded a net increase to its Benefit from income taxes for the year ended December 31, 2008 of $11 million as a result of recording the effect of the IRS Method Change.

As of both December 31, 2009 and 2008, approximately $10 million of the Company’s unrecognized income tax benefits would impact the Company’s effective income tax rate if these unrecognized income tax benefits were recognized or if valuation allowances were reduced if the Company determined that it is more likely than not that all or a portion of the deferred income tax assets will be realized. All of the Company’s unrecognized income tax benefits, as of January 1, 2007, subsequent to the adoption of updates to ASC 740, and December 31, 2007, would have impacted the Company’s effective income tax rate.

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

The estimated liability for the potential payment of interest and penalties included in the liability for unrecognized income tax benefits was not significant as of both December 31, 2009 and 2008.

On February 1, 2005, the Company began operating as an independent, publicly traded company pursuant to the Spin-Off. The Company became a consolidated income tax filer with the IRS and certain state jurisdictions subsequent to the Spin-Off. All federal and certain state income tax filings prior thereto were part of Cendant’s consolidated income tax filing group and the Company is indemnified subject to the Amended Tax Sharing Agreement (as defined and discussed in Note 14, “Commitments and Contingencies”). All periods subsequent to the Spin-Off are subject to examination by the IRS and state jurisdictions. In addition to filing federal income tax returns, the Company files income tax returns in numerous states and Canada. As of December 31, 2009, the Company’s foreign and state income tax filings were subject to examination for periods including and subsequent to 2004, dependent upon jurisdiction.

On June 2, 2009, the IRS concluded its audit of the Company and its subsidiaries for the tax year ended December 31, 2005, which included the eleven months subsequent to the Spin-Off, with no adjustments. The Company and its subsidiaries are currently undergoing an IRS audit for the tax years ended December 31, 2006 and 2007.

14.	Commitments and Contingencies

Tax Contingencies

On February 1, 2005, the Company began operating as an independent, publicly traded company pursuant to the Spin-Off. In connection with the Spin-Off, the Company and Cendant entered into a tax sharing agreement dated January 31, 2005, which was amended on December 21, 2005 (the “Amended Tax Sharing Agreement”). The Amended Tax Sharing Agreement governs the allocation of liabilities for taxes between Cendant and the Company,

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnification for certain tax liabilities and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters. The Amended Tax Sharing Agreement contains certain provisions relating to the treatment of the ultimate settlement of Cendant tax contingencies that relate to audit adjustments due to taxing authorities’ review of income tax returns. The Company’s tax basis in certain assets may be adjusted in the future, and the Company may be required to remit tax benefits ultimately realized by the Company to Cendant in certain circumstances. Certain of the effects of future adjustments relating to years the Company was included in Cendant’s income tax returns that change the tax basis of assets, liabilities and net operating loss and tax credit carryforward amounts may be recorded in equity rather than as an adjustment to the tax provision.

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

Cendant disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Cendant 2009 Form 10-K”) (filed on February 24, 2010 under Avis Budget Group, Inc.) that it and its subsidiaries are the subject of an IRS audit for the tax years ended December 31, 2003 through 2006. The Company, since it was a subsidiary of Cendant through January 31, 2005, is included in this IRS audit of Cendant. Under certain provisions of the IRS regulations, the Company and its subsidiaries are subject to several liability to the IRS (together with Cendant and certain of its affiliates (the “Cendant Group”) prior to the Spin-Off) for any consolidated federal income tax liability of the Cendant Group arising in a taxable year during any part of which they were members of the Cendant Group. Cendant also disclosed in the Cendant 2009 Form 10-K that it settled the IRS audit for the taxable years 1998 through 2002 that included the Company. As provided in the Amended Tax Sharing Agreement, Cendant is responsible for and required to pay to the IRS all taxes required to be reported on the consolidated federal returns for taxable periods ended on or before January 31, 2005. Pursuant to the Amended Tax Sharing Agreement, Cendant is solely responsible for separate state taxes on a significant number of the Company’s income tax returns for years 2003 and prior. In addition, Cendant is solely responsible for paying tax deficiencies arising from adjustments to the Company’s federal income tax returns and for the Company’s state and local income tax returns filed on a consolidated, combined or unitary basis with Cendant for taxable periods ended on or before the Spin-Off, except for those taxes which might be attributable to the Spin-Off or internal reorganization transactions relating thereto, as more fully discussed above. The Company will be solely responsible for any tax deficiencies arising from adjustments to separate state and local income tax returns for taxable periods ending after 2003 and for adjustments to federal and all state and local income tax returns for periods after the Spin-Off.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan Recourse

The Company sells a majority of its loans on a non-recourse basis. The Company also provides representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by the Company. If there is no breach of a representation and warranty provision, the Company has no obligation to repurchase the loan or indemnify the investor against loss. The unpaid principal balance of the loans sold by the Company represents the maximum potential exposure related to representation and warranty provisions; however, the Company cannot estimate its maximum exposure because it does not service all of the loans for which it has provided a representation or warranty.

The Company had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The Company is no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $8 million as of December 31, 2009. In addition, the outstanding balance of other loans sold with specific recourse by the Company and those for which a breach of a representation or warranty provision was identified subsequent to sale was $228 million as of December 31, 2009, 16.13% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of December 31, 2009, the Company had a liability of $51 million, included in Other liabilities in the Consolidated Balance Sheet, for probable losses related to the Company’s recourse exposure.

Mortgage Reinsurance

Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium, the Company’s two contracts with primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans are inactive and in runoff. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. As of December 31, 2009, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 5.7 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. The Company is required to hold securities in trust related to this potential obligation, which were $281 million and were included in Restricted cash in the Consolidated Balance Sheet as of December 31, 2009. During 2009, the Company commuted its reinsurance agreements with two other primary mortgage insurers. Atrium has remitted the associated balance of securities held in trust in its entirety to both of the primary mortgage insurers. The Company’s contractual reinsurance payments outstanding as of December 31, 2009 were not significant. As of December 31, 2009, a liability of $108 million was included in Other liabilities in the Consolidated Balance Sheet for incurred and incurred but not reported losses associated with the Company’s mortgage reinsurance activities, which was determined on an undiscounted basis.

A summary of the activity in reinsurance-related reserves is as follows:

	Year Ended December 31,
	2009	2008
	(In millions)

Balance, January 1,	$83	$32
Realized reinsurance losses(1)	(10)	—
Increase in reinsurance reserves	35	51

Balance, December 31,	$108	$83

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Realized reinsurance losses include $7 million of payments associated with the commutation of reinsurance agreements during the year ended December 31, 2009.

Lease Commitments

The Company is committed to making rental payments under noncancelable operating leases related to various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2009 were as follows:

Future
Minimum
Lease
Payments
(In millions)

2010	$18
2011	17
2012	16
2013	14
2014	11
Thereafter	74

$150

Commitments under capital leases as of December 31, 2009 and 2008 were not significant. The Company incurred rental expense of $21 million, $32 million and $37 million during the years ended December 31, 2009, 2008 and 2007, respectively. Rental expense for each of the years ended December 31, 2008 and 2007 included $1 million of sublease rental income.

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. Aggregate purchase commitments made by the Company as of December 31, 2009 were as follows:

Purchase
Commitments
(In millions)

2010	$96
2011	1
2012	—
2013	—
2014	—
Thereafter	—

$97

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

15.	Stock-Related Matters

Charter Amendment

On June 12, 2009, following approval by the Company’s stockholders, the Company’s Charter was amended to increase the number of authorized shares of capital stock from 110,000,000 shares to 275,000,000 shares and authorized shares of Common stock from 108,910,000 shares to 273,910,000 shares.

Reclassification of Authorized Unissued Shares

On March 27, 2008, the Company announced that it had reclassified 8,910,000 shares of its unissued $0.01 par value Preferred stock into the same number of authorized and unissued shares of its $0.01 par value Common stock, subject to further classification or reclassification and issuance by the Company’s Board of Directors. The Company reclassified the shares in order to ensure that a sufficient number of authorized and unissued shares of the Company’s Common stock will be available to satisfy the exercise rights under the 2012 Convertible Notes, Purchased Options and Sold Warrants (as further discussed in Note 11, “Debt and Borrowing Arrangements”).

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restrictions on Paying Dividends

Many of the Company’s subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of the Company’s asset-backed debt arrangements and to regulatory restrictions applicable to the equity of the Company’s insurance subsidiary, Atrium. The aggregate restricted net assets of these subsidiaries totaled $1.0 billion as of December 31, 2009. These restrictions on net assets of certain subsidiaries, however, do not directly limit the Company’s ability to pay dividends from consolidated Retained earnings. As discussed in Note 11, “Debt and Borrowing Arrangements,” certain of the Company’s debt arrangements require maintenance of ratios and contain restrictive covenants applicable to consolidated financial statement elements that potentially could limit its ability to pay dividends.

16.	Accumulated Other Comprehensive Income (Loss)

The after-tax components of Accumulated other comprehensive income (loss) were as follows:

		Unrealized
	Currency	Gains (Losses)		Accumulated
	Translation	on Available-	Pension	Other Comprehensive
	Adjustment	for-Sale Securities	Adjustment	Income (Loss)
	(In millions)

Balance at December 31, 2006	$15	$2	$(4)	$13
Change during 2007	17	(2)	1	16

Balance at December 31, 2007	32	—	(3)	29
Change during 2008	(26)	—	(6)	(32)

Balance at December 31, 2008	6	—	(9)	(3)
Change during 2009	21	—	1	22

Balance at December 31, 2009	$27	$—	$(8)	$19

All components of Accumulated other comprehensive income (loss) presented above are net of income taxes except for currency translation adjustment, which excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

17.	Stock-Based Compensation

Prior to the Spin-Off, the Company’s employees were awarded stock-based compensation in the form of Cendant common shares, stock options and restricted stock units (“RSUs”). On February 1, 2005, in connection with the Spin-Off, certain Cendant stock options and RSUs previously granted to the Company’s employees were

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

converted into stock options and RSUs of the Company under the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan (the “Plan”).

Since the Spin-Off, certain Company employees have been awarded stock-based compensation in the form of RSUs and stock options to purchase shares of the Company’s Common stock under the Plan. The stock option awards have a maximum contractual term of ten years from the grant date. Service-based stock awards may vest upon the fulfillment of a service condition (i) ratably over a period of up to five years from the grant date, (ii) four years after the grant date or (iii) ratably over a period of up to three years beginning four years after the grant date with the possibility of accelerated vesting of 17% to 33% of the total award annually if certain performance criteria are achieved. Performance-based stock awards require the fulfillment of a service condition and the achievement of certain performance criteria and (i) vest ratably over four years from the grant date or (ii) vest three years from the grant date if both conditions are met. The performance criteria also impact the number of awards that may vest. All outstanding and unvested stock options and RSUs vest immediately upon a change in control. In addition, the Company grants RSUs to its non-employee Directors as part of their compensation for services rendered as members of the Company’s Board of Directors. These RSUs vest immediately when granted. The Company issues new shares of Common stock to employees and Directors to satisfy its stock option exercise and RSU conversion obligations. The Plan also allows awards of stock appreciation rights, restricted stock and other stock- or cash-based awards. RSUs granted by the Company entitle the Company’s employees to receive one share of PHH Common stock upon the vesting of each RSU. As of December 31, 2009, the maximum number of shares of PHH Common stock issuable under the Plan is 11,050,000, including those Cendant awards that were converted into PHH awards in connection with the Spin-Off.

The Company generally recognizes compensation cost for service-based stock awards on a straight-line basis over the requisite service period, subject to accelerated recognition of compensation cost for the portion of the award for which the Company determines it is probable that the performance criteria will be achieved.

Compensation cost for performance-based stock awards is recognized over the requisite service period for the portion of the award for which the Company determines it is probable that the performance condition will be achieved. The Company recognizes compensation cost net of estimated forfeitures.

Stock options vested and expected to vest and RSUs expected to be converted into shares of Common stock reflected in the tables below summarizing stock option and RSU activity exclude the awards estimated to be forfeited. There are no outstanding performance-based stock awards that vest ratably over four years from the grant date or serviced-based stock awards that vest four years from the grant date that are unvested at December 31, 2009.

The Company executed a Transition Services and Separation Agreement with a former Chief Executive Officer in August 2009. Under the terms of the Transition Services and Separation Agreement, the former Chief Executive Officer’s stock-based awards were modified to extend the vesting period for unvested awards and the exercise period for vested stock options (the “2009 Modified Awards”). The 2009 Modified Awards resulted in incremental compensation cost of approximately $2 million, which was recorded in Salaries and related expenses in the Consolidated Statement of Operations for the year ended December 31, 2009.

During the year ended December 31, 2008, the Company revised certain RSU and stock option agreements affecting 274 and three employees, respectively, to provide for vesting based solely on a service condition. The modification (the “2008 Modified Awards”) resulted in incremental compensation cost of approximately $2 million, which was recorded in Salaries and related expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The tables below summarize stock option activity as follows:

Performance-Based Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(In years)	(In millions)

Outstanding at January 1, 2009	18,409	$21.16

Outstanding at December 31, 2009	18,409	$21.16	3.5	$—

Exercisable at December 31, 2009	18,409	$21.16	3.5	$—

Stock options vested and expected to vest	18,409	$21.16	3.5	$—

Service-Based Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(In years)	(In millions)

Outstanding at January 1, 2009	2,745,341	$18.89
Granted	565,851	16.50
Granted due to modification(1)	487,014	18.91
Exercised	(302,760)	18.11
Forfeited or expired	(162,044)	18.76
Forfeited or expired due to modification(1)	(487,014)	18.91

Outstanding at December 31, 2009	2,846,388	$18.51	3.6	$—

Exercisable at December 31, 2009	2,234,059	$19.12	2.3	$—

Stock options vested and expected to vest	2,831,633	$18.52	3.6	$—

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(In years)	(In millions)

Outstanding at January 1, 2009	2,763,750	$18.91
Granted	565,851	16.50
Granted due to modification(1)	487,014	18.91
Exercised	(302,760)	18.11
Forfeited or expired	(162,044)	18.76
Forfeited or expired due to modification(1)	(487,014)	18.91

Outstanding at December 31, 2009	2,864,797	$18.53	3.6	$—

Exercisable at December 31, 2009	2,252,468	$19.14	2.3	$—

Stock options vested and expected to vest	2,850,042	$18.54	3.6	$—

(1)	Represents a component of the 2009 Modified Awards.

Generally, it is the Company’s policy to grant options with exercise prices at fair market value of the Company’s shares of Common stock. The Company’s policy for calculating the fair market value for purposes of determining exercise prices for options granted is that the fair market value is equal to the closing share price for the Company’s Common stock on the date of grant. However, the exercise price of certain stock options granted during the year ended December 31, 2009 is equal to 1.2 times the closing share price of the Company’s Common stock on the grant date.

The weighted-average grant-date fair value per stock option for awards granted or modified during the years ended December 31, 2009, 2008 and 2007 was $7.17, $3.94 and $5.46, respectively. The weighted-average grant-date fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2009(1)	2008(2)	2007(3)

Expected life (in years)	4.0	6.0	0.5
Risk-free interest rate	1.70%	3.30%	4.90%
Expected volatility	60.6%	38.4%	16.9%
Dividend yield	—	—	—

(1)	Includes 487,014 stock options included in the 2009 Modified Awards for which the fair value at the modification date was used to calculate the weighted-average grant-date fair value.

(2)	Includes 9,207 stock options included in the 2008 Modified Awards for which the fair value at the modification date was used to calculate the weighted-average grant-date fair value.

(3)	For the 2007 Modified Stock Options, the fair values at the modification dates were used to calculate the weighted-average grant-date fair value.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of options exercised was not significant during the years ended December 31, 2009 and 2008. The intrinsic value of options exercised was $3 million during the year ended December 31, 2007.

The tables below summarize RSU activity as follows:

Performance-Based RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs(1)	Value

Outstanding at January 1, 2009	—	$—
Granted	364,030	13.79
Granted due to modification(2)	54,000	19.64
Forfeited	(13,833)	13.79
Forfeited or expired due to modification(2)	(54,000)	13.79

Outstanding at December 31, 2009	350,197	$14.69

RSUs expected to be converted into shares of Common stock	135,138	$14.76

Service-Based RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value

Outstanding at January 1, 2009	1,568,934	$18.83
Granted(3)	419,870	14.08
Granted due to modification(2)	44,466	19.64
Converted	(322,625)	19.63
Forfeited	(83,931)	18.09
Forfeited or expired due to modification(2)	(44,466)	18.30

Outstanding at December 31, 2009	1,582,248	$17.49

RSUs expected to be converted into shares of Common stock	1,452,142	$17.58

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs(1)	Value

Outstanding at January 1, 2009	1,568,934	$18.83
Granted(3)	783,900	13.95
Granted due to modification(2)	98,466	19.64
Converted	(322,625)	19.63
Forfeited	(97,764)	17.48
Forfeited or expired due to modification(2)	(98,466)	15.83

Outstanding at December 31, 2009	1,932,445	$16.98

RSUs expected to be converted into shares of Common stock	1,587,280	$17.34

(1)	The performance criteria impact the number of awards that may vest. The number of RSUs represents the maximum number that can be earned, at 1.2 times a 100% target level, except for the number expected to be converted into shares of the Company’s Common stock.

(2)	Represents a component of the 2009 Modified Awards.

(3)	These grants include 38,388 RSUs earned by the Company’s non-employee Directors for services rendered as members of the Company’s Board of Directors.

The weighted-average grant-date fair value per RSU for awards granted or modified during the years ended December 31, 2009, 2008 and 2007 was $14.58, $17.18 and $25.07, respectively. The total fair value of RSUs converted into shares of Common stock during the years ended December 31, 2009, 2008 and 2007 was $6 million, $3 million and $10 million, respectively.

The table below summarizes expense recognized related to stock-based compensation arrangements during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Stock-based compensation expense	$13	$11	$6
Income tax benefit related to stock-based compensation expense	(5)	(4)	(2)

Stock-based compensation expense, net of income taxes	$8	$7	$4

As of December 31, 2009, there was $19 million of total unrecognized compensation cost related to outstanding and unvested stock options and RSUs all of which would be recognized upon a change in control. As of December 31, 2009, there was $13 million of unrecognized compensation cost related to outstanding and unvested stock options and RSUs that are expected to vest and be recognized over a weighted-average period of 2.8 years.

18.	Fair Value Measurements

As of December 31, 2009 and 2008, all of the Company’s financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Equity. See Note 11, “Debt and Borrowing Arrangements” for the fair value of Debt as of December 31, 2009 and 2008. For financial instruments that were not recorded at fair value as of December 31, 2009 and 2008, such as Cash

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and cash equivalents and Restricted cash, the carrying value approximates fair value due to the short-term nature of such instruments.

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

The Company determines fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs. The Company uses unobservable inputs when observable inputs are not available. These inputs are based upon the Company’s judgments and assumptions, which are the Company’s assessment of the assumptions market participants would use in pricing the asset or liability, which may include assumptions about risk, counterparty credit quality, the Company’s creditworthiness and liquidity and are developed based on the best information available. The incorporation of counterparty credit risk did not have a significant impact on the valuation of the Company’s assets and liabilities recorded at fair value on a recurring basis as of December 31, 2009.

See Note 1, “Summary of Significant Accounting Policies” for a description of the valuation methodologies used by the Company for assets and liabilities measured at fair value on a recurring basis. The Company has classified such assets and liabilities pursuant to the valuation hierarchy as follows:

Mortgage Loans Held for Sale.  The Company’s mortgage loans are generally classified within Level Two of the valuation hierarchy; however, as of December 31, 2009 and 2008, the Company’s Scratch and Dent (as defined below), second-lien, certain non-conforming and construction loans are classified within Level Three due to the lack of observable pricing data.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the difference between the carrying amount of MLHS, measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of December 31, 2009:

			Excess
			Aggregate Unpaid
			Principal
		Aggregate	Balance
		Unpaid	Over
	Carrying	Principal	Carrying
	Amount	Balance	Amount
	(In millions)

Mortgage loans held for sale:
Total	$1,218	$1,257	$39
Loans 90 or more days past due and on non-accrual status	14	26	12

The components of the Company’s MLHS, recorded at fair value, were as follows:

December 31,
2009
(In millions)

First mortgages:
Conforming(1)	$1,106
Non-conforming	27
Alt-A(2)	2
Construction loans	16

Total first mortgages	1,151

Second lien	24
Scratch and Dent(3)	41
Other	2

Total	$1,218

(1)	Represents mortgage loans that conform to the standards of the GSEs.

(2)	Represents mortgage loans that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgage loans with origination flaws or performance issues.

Investment Securities.  Due to the inactive, illiquid market for these securities and the significant unobservable inputs used in their valuation, the Company’s Investment securities are classified within Level Three of the valuation hierarchy.

Derivative Instruments.  Generally, the fair values of the Company’s derivative instruments that are measured at fair value on a recurring basis are classified within Level Two of the valuation hierarchy. Due to the unobservable inputs used by the Company and the inactive, illiquid market for IRLCs and the 2014 Conversion Option and 2014 Purchased Options associated with the 2014 Convertible Notes, these derivative instruments are classified within Level Three of the valuation hierarchy.

In connection with the issuance of the 2012 Convertible Notes and prior to receiving stockholder approval to issue shares of its Common stock to satisfy the rules of the New York Stock Exchange (the “NYSE”), the Company recognized a derivative asset for the 2012 Purchased Options and a derivative liability for the 2012 Conversion Option, with changes in fair value included in Mortgage interest expense in the Consolidated Statements of Operations. Upon receiving stockholder approval to issue shares to satisfy the rules of the NYSE (as discussed in

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more detail in Note 11 “Debt and Borrowing Arrangements”), the Purchased Options and Conversion Option were adjusted to their respective fair values of approximately $64 million each and reclassified to equity as an adjustment to Additional paid-in capital in the Consolidated Financial Statements. Their fair value measurement was classified within Level Three of the valuation hierarchy and included $13 million of unrealized gains and unrealized losses for the 2012 Purchased Options and 2012 Conversion Option, respectively, during the year ended December 31, 2008.

Mortgage Servicing Rights.  The Company’s MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the inactive market for such assets.

The Company’s assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2009
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)

Assets:
Mortgage loans held for sale	$—	$1,107	$111	$—	$1,218
Mortgage servicing rights	—	—	1,413	—	1,413
Investment securities	—	—	12	—	12
Other assets:
Derivative assets	—	86	68	(10)	144
Liabilities:
Other liabilities:
Derivative liabilities	—	15	42	(5)	52

	December 31, 2008
	Level	Level	Level
	One	Two	Three	Netting(1)	Total
	(In millions)

Assets:
Mortgage loans held for sale	$—	$829	$177	$—	$1,006
Mortgage servicing rights	—	—	1,282	—	1,282
Investment securities	—	—	37	—	37
Other assets:
Derivative assets	—	18	71	(2)	87
Other assets	1	—	—	—	1
Liabilities:
Other liabilities:
Derivative liabilities	—	36	1	(2)	35

(1)	Adjustments to arrive at the carrying amounts of assets and liabilities presented in the Consolidated Balance Sheets, which represent the effect of netting the payable or receivable with the same counterparties under master netting arrangements between the Company and its counterparties.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s assets and liabilities that are classified within Level Three of the valuation hierarchy consisted of:

	Year Ended December 31, 2009
				Purchases,	Transfers
	Balance,	Realized		Issuances	Out of		Balance,
	Beginning	and Unrealized		and	Level		End
	of	(Losses)		Settlements,	Three,		of
	Period	Gains		net	net		Period
	(In millions)

Mortgage loans held for sale	$177	$(24)		$(27)	$(15	)(1)	$111
Mortgage servicing rights	1,282	(280	)(2)	411	—		1,413
Investment securities	37	(21)		(4)	—		12
Derivatives, net	70	667		(711)	—		26

	Year Ended December 31, 2008
				Purchases,	Transfers
	Balance,	Realized		Issuances	Into	Balance,
	Beginning	and Unrealized		and	Level	End
	of	(Losses)		Settlements,	Three,	of
	Period	Gains		net	net	Period
	(In millions)

Mortgage loans held for sale	$59	$(9)		$(11)	$138 (3)	$177
Mortgage servicing rights	1,502	(554	)(2)	334	—	1,282
Investment securities	34	16		(13)	—	37
Derivatives, net	(9)	201		(122)	—	70

(1)	Represents Scratch and Dent loans that were foreclosed upon and construction loans that converted to first mortgages, net of transfers into the Scratch and Dent population from the conforming or foreclosure populations during the year ended December 31, 2009. The Company’s mortgage loans in foreclosure are measured at fair value on a non-recurring basis, as discussed in further detail below.

(2)	Represents the reduction in the fair value of MSRs due to the realization of expected cash flows from the Company’s MSRs and the change in fair value of the Company’s MSRs due to changes in market inputs and assumptions used in the MSR valuation model.

(3)	Represents Scratch and Dent, second-lien and other non-conforming mortgage loans that were reclassified from Level Two to Level Three due to the lack of observable market data net of construction loans that converted to first mortgages during the year ended December 31, 2008.

During the year ended December 31, 2008, the Company transferred Scratch and Dent, second-lien and certain non-conforming loans from Level Two to Level Three. Throughout the years ended December 31, 2009 and 2008, the Company observed a continuation in the lack of secondary market activity for these loan products as well as a decline in the amount and quality of executable market bids. These observations were intensified, in part, by worsening economic conditions, lack of available credit and declines in the housing market. Due to the lack of observable market data, the valuation of MLHS categorized in Level Three of the valuation hierarchy is based on either discounted cash flow techniques or the underlying collateral values utilizing the Company’s own assumptions that reflect loss frequencies and severities, home prices and liquidity and risk premiums.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s realized and unrealized gains and losses related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Consolidated Statements of Operations as follows:

	Year Ended December 31, 2009
	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
	(In millions)

Gain on mortgage loans, net	$(31)	$—	$—	$667
Change in fair value of mortgage servicing rights	—	(280)	—	—
Mortgage interest income	7	—	—	—
Other income	—	—	(21)	—

	Year Ended December 31, 2008
	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
	(In millions)

Gain on mortgage loans, net	$(15)	$—	$—	$201
Change in fair value of mortgage servicing rights	—	(554)	—	—
Mortgage interest income	6	—	—	—
Other income	—	—	16	—

The Company’s unrealized gains and losses included in the Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Consolidated Balance Sheets as of December 31, 2009 and 2008 were as follows:

Year Ended December 31, 2009
Change in
Fair Value
	Gain on	of Mortgage	Mortgage
	Mortgage	Servicing	Interest	Other
	Loans, net	Rights	Income	Income
(In millions)

Unrealized (loss) gain	$(11)	$111	$1	$2

Year Ended December 31, 2008
Change in
Fair Value
	Gain on	of Mortgage	Mortgage
	Mortgage	Servicing	Interest	Other
	Loans, net	Rights	Income	Income
(In millions)

Unrealized gain (loss)	$54	$(287)	$1	$16

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s mortgage loans in foreclosure and REO, which are included in Other assets in the Consolidated Balance Sheets, are evaluated for impairment using a fair value measurement on a non-recurring basis. The evaluation of impairment reflects an estimate of losses currently incurred at the balance sheet date, which will likely not be recoverable from guarantors, insurers or investors. The impairment of mortgage loans in foreclosure, which represents the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by the Company on those loans, is based on the fair value of the underlying collateral, determined on a loan level basis, less costs to sell. The Company estimates the fair value of the collateral by considering appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions. The Company records REO, which are acquired from mortgagors in default, at the lower of adjusted carrying amount at the time the property is acquired or fair value of the property, less estimated costs to sell. The Company estimates the fair value of REO using appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions.

The carrying value of the Company’s mortgage loans in foreclosure and REO were as follows:

	December 31,
	2009	2008
	(In millions)

Mortgage loans in foreclosure	$113	$113
Allowance for probable losses	(20)	(24)

Mortgage loans in foreclosure, net	$93	$89

REO	$51	$55
Adjustment to estimated net realizable value	(15)	(25)

REO, net	$36	$30

The allowance for probable losses associated with the Company’s mortgage loans in foreclosure as of December 31, 2009 and December 31, 2008 and the adjustment to record REO at their estimated net realizable value as of December 31, 2009 were determined based upon fair value measurements from Level Two of the valuation hierarchy. During the years ended December 31, 2009 and 2008, the Company recorded total foreclosure-related charges of $70 million and $73 million, respectively, in Other operating expenses in the Consolidated Statements of Operations, which included the provision for probable losses related to the Company’s off-balance sheet recourse exposure in addition to the provision for valuation adjustments for mortgage loans in foreclosure and REO. See Note 14, “Commitments and Contingencies” for further discussion regarding the Company’s off-balance sheet recourse exposure.

19.	Variable Interest Entities

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

Mortgage Venture

In connection with the Spin-Off, PHH Broker Partner Corporation (“PHH Broker Partner”), a wholly owned subsidiary of the Company, entered into an operating agreement for the Mortgage Venture with a wholly owned

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary of Realogy Corporation (“Realogy”), Realogy Services Venture Partner, Inc. (“Realogy Venture Partner”) (as amended, the “Mortgage Venture Operating Agreement”). The Company owns 50.1% of the Mortgage Venture, through PHH Broker Partner, and Realogy owns the remaining 49.9% through Realogy Venture Partner. The Mortgage Venture was formed for the purpose of originating and selling mortgage loans primarily sourced through Realogy’s owned real estate brokerage business, NRT, and corporate relocation business, Cartus.

For the year ended December 31, 2009, approximately 37% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 74% were originated by the Mortgage Venture. All mortgage loans originated by the Mortgage Venture are sold to PHH Mortgage or to unaffiliated third-party investors at arm’s-length terms. The Mortgage Venture Operating Agreement provides that at least 15% of the total number of all mortgage loans originated by the Mortgage Venture be sold to unaffiliated third party investors. The Mortgage Venture does not hold any mortgage loans for investment purposes or retain MSRs for any loans it originates. During the year ended December 31, 2009, the Mortgage Venture brokered or sold $11.1 billion of mortgage loans to the Company under the terms of a loan purchase agreement with the Mortgage Venture, whereby the Mortgage Venture has committed to sell or broker, and the Company has agreed to purchase or fund, certain loans originated by the Mortgage Venture. As of December 31, 2009, the Company had outstanding commitments to purchase or fund $876 million of MLHS and fulfilled IRLCs resulting in closed mortgage loans from the Mortgage Venture.

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

The Mortgage Venture is financed through equity contributions, mortgage loans brokered through PHH Mortgage and unsecured subordinated indebtedness. The Company maintains a $75 million unsecured subordinated Intercompany Line of Credit with the Mortgage Venture. This indebtedness is not collateralized by the assets of the Mortgage Venture. The Company entered into the subordinated financing due to the disruptions in the credit markets and the limited availability of external financing. The Intercompany Line of Credit increases the Mortgage Venture’s borrowing capacity to fund MLHS and supports certain covenants of the entity. There were no borrowings outstanding under this Intercompany Line of Credit as of December 31, 2009. As of December 31, 2008, there was $11 million outstanding under the variable-rate Intercompany Line of Credit that bore interest at 3.4%.

Subject to certain regulatory and financial covenant requirements, net income generated by the Mortgage Venture is distributed quarterly to its members pro rata based upon their respective ownership interests. The Mortgage Venture may also require additional capital contributions from the Company and Realogy under the terms of the Mortgage Venture Operating Agreement if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of the Mortgage Venture or its subsidiaries. During the years ended December 31, 2009 and 2008, the Company received $8 million and $4 million, respectively, of distributions from the Mortgage Venture. The Company did not make any capital contributions to support the Mortgage Venture during the years ended December 31, 2009 and 2008.

The Company is the primary beneficiary of the Mortgage Venture and the Mortgage Venture is therefore consolidated within the Company’s Consolidated Financial Statements. Realogy’s ownership interest is presented in the Consolidated Financial Statements as a noncontrolling interest. The Company’s determination of the primary beneficiary was based on both quantitative and qualitative factors, which indicated that its variable interests will absorb a majority of the expected losses and receive a majority of the expected residual returns of the Mortgage

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Venture. The Company has maintained the most significant variable interests in the entity, which include the majority ownership of common equity interests, the outstanding Intercompany Line of Credit, the Mortgage Venture Loan Purchase and Sale Agreement, and the Management Services Agreement. The Company has been the primary beneficiary of the Mortgage Venture since its inception, and there have been no current period events that would change the decision regarding whether or not to consolidate the Mortgage Venture.

The assets and liabilities of the Mortgage Venture, consolidated with its subsidiaries, included in the Company’s Consolidated Balance Sheets are as follows:

	December 31,
	2009	2008
	(In millions)

ASSETS
Cash	$40	$9
Restricted cash	—	25
Mortgage loans held for sale	60	152
Accounts receivable, net	2	3
Property, plant and equipment, net	1	1
Other assets	6	8

Total assets(1)	$109	$198

LIABILITIES
Accounts payable and accrued expenses	$14	$10
Debt	—	116
Other liabilities	2	2

Total liabilities(2)	$16	$128

(1)	See Note 11, “Debt and Borrowing Arrangements” for assets held as collateral related to the Mortgage Venture’s borrowing arrangements, which are not available to pay the Mortgage Venture’s general obligations.

(2)	Total liabilities exclude $15 million and $10 million of intercompany payables as of December 31, 2009 and 2008, respectively, and $11 million outstanding under the Intercompany Line of Credit as of December 31, 2008.

As of December 31, 2009 and 2008, the Company’s investment in the Mortgage Venture was $77 million and $86 million, respectively. In addition to this investment, the Company had $15 million and $21 million in receivables, including $11 million outstanding under the Intercompany Line of Credit as of December 31, 2008, from the Mortgage Venture as of December 31, 2009 and 2008, respectively.

During the years ended December 31, 2009 and 2008, the Mortgage Venture originated $10.3 billion and $8.7 billion, respectively, of residential mortgage loans.

The Company’s Consolidated Statement of Operations for the year ended December 31, 2009 includes Net income for the Mortgage Venture of $38 million (net of $8 million of income eliminated for MLHS brokered or sold by the Mortgage Venture to PHH Mortgage and before $19 million of net income attributable to noncontrolling interest, which represents Realogy Corporation’s share of the Net income).

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Mortgage Venture Operating Agreement, Realogy Venture Partner has the right to terminate the Strategic Relationship Agreement and terminate the Mortgage Venture upon the occurrence of certain events. If Realogy were to terminate its exclusivity obligations with respect to the Company or terminate the Mortgage Venture, it could have a material adverse impact on the Company’s business, financial position, results of operations or cash flows.

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

Chesapeake and D.L. Peterson Trust

The Company’s Fleet Management Services segment provides fleet management services to corporate clients and government agencies. Vehicle acquisitions are primarily financed through the issuance of asset-backed variable funding notes issued by the Company’s wholly owned subsidiary Chesapeake Funding LLC (as previously defined “Chesapeake”). D.L. Peterson Trust (“DLPT”), a bankruptcy remote statutory trust holds the title to all vehicles that collateralize the debt issued by Chesapeake. DLPT also acts as a lessor under both operating and direct financing lease agreements. Chesapeake’s assets primarily consist of a loan made to a wholly owned subsidiary of the Company, Chesapeake Finance Holdings LLC (“Chesapeake Finance”). Chesapeake Finance owns all of the special units of beneficial interest in the leased vehicles and eligible leases and certain other assets issued by DLPT, representing all interests in DLPT.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated assets and liabilities of Chesapeake, Chesapeake Finance Holdings LLC and DLPT included in the Company’s Balance Sheets are as follows:

	December 31,
	2009	2008
	(In millions)

ASSETS
Cash and cash equivalents	$3	$4
Restricted cash(1)	297	320
Accounts receivable	21	22
Net investment in fleet leases	3,046	3,690
Other assets	22	4

Total assets(2)	$3,389	$4,040

LIABILITIES
Accounts payable and accrued expenses	3	13
Debt(3)	2,859	3,371

Total liabilities	$2,862	$3,384

(1)	Restricted cash primarily relates to amounts specifically designated to purchase assets, to repay debt and/or to provide over-collateralization related to the Company’s vehicle management asset-backed debt arrangements.

(2)	See Note 11, “Debt and Borrowing Arrangements” for assets held as collateral related to Chesapeake’s borrowing arrangements, which are not available to pay the Company’s general obligations.

(3)	See Note 11, “Debt and Borrowing Arrangements” for additional information regarding the variable funding and term notes issued by Chesapeake.

See Note 23, “Subsequent Events” for a discussion regarding the issuance of vehicle management asset-backed term notes by the Company’s special purpose trust subsequent to December 31, 2009.

20.	Related Party Transactions

Spin-Off from Cendant

Prior to the Spin-Off, the Company entered into various agreements with Cendant and Realogy in connection with the Spin-Off. The Company continues to operate under certain of these agreements, including: (i) the Mortgage Venture Operating Agreement, the related trademark license agreements with PHH Mortgage (the “PHH Mortgage Trademark License Agreement”) and the Mortgage Venture (the “Mortgage Venture Trademark License Agreement”) (collectively, the “Trademark License Agreements”), the Management Services Agreement, the marketing agreement between PHH Mortgage and Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. (the “Marketing Agreement”) and other agreements for the purpose of originating and selling mortgage loans primarily sourced through NRT and Cartus; (ii) a strategic relationship agreement between PHH Mortgage, PHH Home Loans, PHH Broker Partner, Realogy, Realogy Venture Partner and Cendant (the “Strategic Relationship Agreement”) and (iii) the Amended Tax Sharing Agreement governing the allocation of liability for taxes between Cendant and the Company, indemnification for liability for taxes and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters.

See Note 19, “Variable Interest Entities” for disclosure regarding the potential impacts to the Company in the event of a termination of the Strategic Relationship Agreement and the Mortgage Venture.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Business Relationships

James W. Brinkley, one of the Company’s Directors, was Vice Chairman of Smith Barney’s Global Private Client Group (“SBGPCG”) until May 31, 2009, at which time, Citigroup Inc. (“Citigroup”) and Morgan Stanley created a joint venture entity known as Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”) in which Citigroup holds a minority ownership interest and to which Citigroup contributed, among other things, the business of SBGPCG. Since May 31, 2009, Mr. Brinkley has served as Vice Chairman of the Morgan Stanley Smith Barney Global Wealth Management division of MSSB Holdings. The Company has no relationships with MSSB Holdings. The Company has certain relationships with the Corporate and Investment Banking segment of Citigroup. The fees paid to Citigroup, including interest expense, were approximately $20 million, $53 million and $56 million during the years ended December 31, 2009, 2008 and 2007, respectively. During the years ended December 31, 2009 and 2008, the Company paid a net payment of $11 million and $8 million, respectively, for the 2014 Purchased Options and 2014 Sold Warrants and the 2012 Purchased Options and 2012 Sold Warrants, respectively. Citigroup is a lender, along with various other lenders, in several of the Company’s credit facilities and vehicle management asset-backed debt. The Company’s indebtedness to Citigroup was $103 million and $702 million as of December 31, 2009 and 2008, respectively, and was made in the ordinary course of business upon terms, including interest rates and collateral, substantially the same as those prevailing at the time for comparable loans. The Company also executed derivative transactions through Citigroup during the year ended December 31, 2008 with total notional amounts of $6.5 billion. These derivative transactions were entered into in the ordinary course of business through a competitive bid process. In addition, during the year ended December 31, 2007, the Company sold MSRs associated with $19.6 billion of the unpaid principal balance of the underlying mortgage loans to CitiMortgage, Inc., a subsidiary of Citigroup, in the ordinary course of business through an arm’s-length transaction. MSRs sold to Citigroup during the year ended December 31, 2008 were not significant.

21.	Segment Information

The Company conducts its operations through three business segments: Mortgage Production, Mortgage Servicing and Fleet Management Services. Certain income and expenses not allocated to the three reportable segments and intersegment eliminations are reported under the heading Other.

The Company’s management evaluates the operating results of each of its reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss before income tax provision or benefit and after net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy Corporation’s noncontrolling interest in the profit or loss of the Mortgage Venture.

The Company’s segment results were as follows:

	Year Ended December 31, 2009
			Combined	Fleet
	Mortgage	Mortgage	Mortgage	Management
	Production	Servicing	Services	Services
	Segment	Segment	Segments	Segment	Other(1)(2)	Total
	(In millions)

Net revenues	$880	$82	$962	$1,649	$(5)	$2,606
Segment profit (loss)(3)	306	(85)	221	54	(15)	260
Interest income	79	12	91	9	(2)	98
Interest expense	90	61	151	95	(10)	236
Depreciation on operating leases	—	—	—	1,267	—	1,267
Other depreciation and amortization	14	1	15	11	—	26
Total assets	1,464	2,269	3,733	4,331	59	8,123

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
			Combined	Fleet
	Mortgage	Mortgage	Mortgage	Management
	Production	Servicing	Services	Services
	Segment	Segment	Segments	Segment	Other(1)(2)	Total
			(In millions)

Net revenues	$462	$(276)	$186	$1,827	$43	$2,056
Segment (loss) profit (3)(4)	(90)	(430)	(520)	62	42	(416)
Interest income	92	83	175	16	(2)	189
Interest expense	99	72	171	169	(7)	333
Depreciation on operating leases	—	—	—	1,299	—	1,299
Other depreciation and amortization	13	1	14	11	—	25
Total assets	1,228	2,056	3,284	4,956	33	8,273

	Year Ended December 31, 2007
			Combined	Fleet
	Mortgage	Mortgage	Mortgage	Management
	Production	Servicing	Services	Services
	Segment	Segment	Segments	Segment	Other(1)(2)	Total
			(In millions)

Net revenues	$205	$176	$381	$1,861	$(2)	$2,240
Segment (loss) profit(3)	(226)	75	(151)	116	(12)	(47)
Interest income	171	182	353	28	(10)	371
Interest expense	190	85	275	215	(10)	480
Depreciation on operating leases	—	—	—	1,264	—	1,264
Other depreciation and amortization	15	2	17	12	—	29
Total assets	1,840	2,498	4,338	5,023	(4)	9,357

(1)	Amounts included under the heading Other represent intersegment eliminations and amounts not allocated to the Company’s reportable segments.

(2)	Segment loss of $15 million reported under the heading Other for the year ended December 31, 2009 represents expenses not allocated to the Company’s reportable segments, approximately $3 million of which represents severance for the Company’s former chief executive officer. Segment profit of $42 million and segment loss of $12 million reported under the heading Other for the years ended December 31, 2008 and 2007, respectively, represent income and expenses related to a terminated agreement with General Electric Capital Corporation. On January 2, 2008, the Company entered into a settlement agreement with the respective parties and received a reverse termination fee of $50 million, which is included in Other income in the Statement of Operations for the year ended December 31, 2008, partially offset by $4.5 million for the reimbursement of certain fees for third-party consulting services.

(3)	The following is a reconciliation of Income (loss) before income taxes to segment profit (loss):

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Income (loss) before income taxes	$280	$(443)	$(45)
Less: net income (loss) attributable to noncontrolling interest	20	(27)	2

Segment profit (loss)	$260	$(416)	$(47)

(4)	During the year ended December 31, 2008, the Company recorded a non-cash Goodwill impairment of $61 million related to the PHH Home Loans reporting unit, which is included in the Mortgage Production segment. Net loss attributable to

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncontrolling interest for the year ended December 31, 2008 was impacted by $30 million as a result of the Goodwill impairment. Segment loss for the year ended December 31, 2008 was impacted by $31 million as a result of the Goodwill impairment.

The Company’s operations are substantially located in the U.S.

22.	Selected Quarterly Financial Data — (unaudited)

Provided below is selected unaudited quarterly financial data for 2009 and 2008.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(In millions, except per share data)

Net revenues	$587	$768	$507	$744
Income (loss) before income taxes	5	186	(80)	169
Net income (loss)	5	111	(48)	105
Net income (loss) attributable to PHH Corporation	2	106	(52)	97
Basic earnings (loss) per share attributable to PHH Corporation	$0.04	$1.93	$(0.94)	$1.76
Diluted earnings (loss) per share attributable to PHH Corporation	0.04	1.91	(0.94)	1.74

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In millions, except per share data)

Net revenues	$642	$663	$533	$218
Income (loss) before income taxes	44	32	(141)	(378)
Net income (loss)	34	15	(113)	(217)
Net income (loss) attributable to PHH Corporation	30	16	(84)	(216)
Basic earnings (loss) per share attributable to PHH Corporation	$0.55	$0.31	$(1.56)	$(3.98)
Diluted earnings (loss) per share attributable to PHH Corporation	0.55	0.30	(1.56)	(3.98)

23.	Subsequent Events

On January 27, 2010, Fleet Leasing Receivables Trust (“FLRT”) issued approximately $119 million of senior Class A-1 term asset-backed notes which was comprised of two subclasses of senior term asset backed notes (the “Series 2010-1 Class A-1 Notes”) and approximately $224 million of senior Class A-2 term asset-backed notes under Series 2010-1 which was comprised of two subclasses of senior term asset backed notes (the “Series 2010-1 Class A-2 Notes” and together with the Series 2010-1 Class A-1 Notes, collectively the “Series 2010-1 Class A Notes”) to finance a fixed pool of eligible lease assets in Canada. Three of the four subclasses of Series 2010-1 Class A Notes were denominated in Canadian dollars with the remaining subclass of Series 2010-1 Class A Notes denominated in U.S. dollars. The Series 2010-1 Class A-1 notes and Class A-2 notes are amortizing notes and have maturity dates of February 15, 2011 and November 15, 2013, respectively. The Series 2010-1 Class A Notes are collateralized by approximately $377 million of leased vehicles and related assets, which are not available to pay our general obligations. The lease cash flows related to the underlying collateralized leases will be used to repay the principal outstanding under the Series 2010-1 Class A Notes. FLRT is a Canadian special purpose trust and its primary business activities include the acquisition, disposition and administration of purchased or acquired lease assets from our other Canadian subsidiaries and the borrowing of funds or the issuance of securities to finance such acquisitions.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Net revenues from consolidated subsidiaries	$52	$61	$119
Other income	—	50	—

Net revenues	52	111	119

Expenses:
Salaries and related expenses	22	12	10
Interest expense	79	83	145
Interest income	—	—	(4)
Other operating expenses	20	23	35

Total expenses	121	118	186

Loss before income taxes and equity in earnings of subsidiaries	(69)	(7)	(67)
Benefit from income taxes	(26)	(3)	(26)

Loss before equity in earnings of subsidiaries	(43)	(4)	(41)
Equity in earnings (loss) of subsidiaries	196	(250)	29

Net income (loss)	$153	$(254)	$(12)

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED BALANCE SHEETS
(In millions)

	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$2	$2
Due from consolidated subsidiaries	833	887
Investment in consolidated subsidiaries	2,571	2,351
Other assets	204	177

Total assets	$3,610	$3,417

LIABILITIES AND EQUITY
Debt	$1,200	$1,606
Due to consolidated subsidiaries	784	498
Other liabilities	134	47

Total liabilities	2,118	2,151

Commitments and contingencies	—	—
EQUITY
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	1,056	1,005
Retained earnings	416	263
Accumulated other comprehensive income (loss)	19	(3)

Total PHH Corporation stockholders’ equity	1,492	1,266

Total liabilities and equity	$3,610	$3,417

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2009	2008	2007

Net cash provided by (used in) operating activities	$48	$2	$(18)

Cash flows from investing activities:
Investment in consolidated subsidiaries	—	(2)	(31)
Dividends from consolidated subsidiaries	19	2	23

Net cash provided by (used in) investing activities	19	—	(8)

Cash flows from financing activities:
Net cash provided by (used in) consolidated subsidiaries	315	(81)	601
Net decrease in short-term borrowings	—	(133)	(304)
Proceeds from borrowings	2,762	3,505	1,512
Principal payments on borrowings	(3,118)	(3,262)	(1,794)
Proceeds from the sale of Sold Warrants (See Note 1)	35	24	—
Cash paid for Purchased Options	(66)	(51)	—
Cash paid for debt issuance costs	(1)	(9)	(2)
Issuances of Company Common stock	4	—	6
Other, net	2	—	3

Net cash (used in) provided by financing activities	(67)	(7)	22

Net decrease in Cash and cash equivalents	—	(5)	(4)
Cash and cash equivalents at beginning of period	2	7	11

Cash and cash equivalents at end of period	$2	$2	$7

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Debt and Borrowing Arrangements

The following tables summarize the components of the Company’s unsecured indebtedness:

	December 31, 2009
				Maturity/
			Interest	Expiry
	Balance	Capacity(1)	Rate(2)	Date
		(Dollars in millions)

Term Notes(3)	$439	$439	6.5%- 7.9%(4)	4/2010- 4/2018
Credit Facilities(5)	360	1,225	1.0%(6)	1/6/2011
Convertible Notes(7)	401	401	4.0%	4/2012- 9/2014

Total Debt	$1,200	$2,065

	December 31, 2008
				Maturity/
			Interest	Expiry
	Balance	Capacity(1)	Rate(2)	Date
		(Dollars in millions)

Term Notes(3)	$441	$441	6.5%- 7.9%(4)	4/2010- 4/2018
Credit Facilities(5)	957	1,223	1.3%(6)	1/6/2011
Convertible Notes(7)	208	208	4.0%	4/15/2012

Total Debt	$1,606	$1,872

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements.

(2)	Interest rate as of December 31, 2009 and 2008 represents the stated interest rates of the Company’s term notes outstanding as of that date, the variable rate of the credit facilities, the stated interest rate of the Convertible Notes (as defined below) and the weighted-average interest rate on the Company’s outstanding unsecured commercial paper.

(3)	Represents medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. During the year ended December 31, 2008, MTNs with a carrying value of $200 million were repaid upon maturity.

(4)	The effective rate of interest of the Company’s outstanding MTNs was 7.2% as of both December 31, 2009 and 2008.

(5)	Credit facilities primarily represents a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.

(6)	Represents the interest rate on the Amended Credit Facility as of December 31, 2009 and 2008 excluding per annum utilization and facility fees. See “— Unsecured Debt — Credit Facilities” below for additional information.

(7)	On April 2, 2008, the Company completed a private offering of the 4.0% Convertible Notes due 2012 (the “2012 Convertible Notes”) with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The effective rate of interest of the 2012 Convertible Notes was 12.4% as of December 31, 2009. On September 29, 2009, the Company completed a private offering of the 4.0% Convertible Senior Notes due 2014 (the “2014 Convertible Notes”) with an aggregate principal balance of $250 million and a maturity date of September 1, 2014 to certain qualified institutional buyers. The effective rate of interest of the 2014 Convertible Notes was 13.0% as of December 31, 2009.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Unsecured Debt

Credit Facilities

Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. On February 11, 2009, Standard & Poor’s downgraded its rating of the Company’s senior unsecured long-term debt from BBB- to BB+, and Fitch Ratings’ rating of the Company’s senior unsecured long-term debt was lowered to BB+ on February 26, 2009. In addition, on March 2, 2009, Moody’s Investors Service downgraded its rating of the Company’s senior unsecured long-term debt from Ba1 to Ba2. As of December 31, 2009 and 2008, borrowings under the Amended Credit Facility bore interest at a margin of 70.0 basis points (“bps”) and 47.5 bps, respectively, over a benchmark index of either the London Interbank Offered Rate (“LIBOR”) or the federal funds rate (the “Benchmark Rate”). The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of both December 31, 2009 and 2008, the per annum utilization fees were 12.5 bps. As of December 31, 2009 and 2008, the facility fees were 17.5 bps and 12.5 bps, respectively.

Convertible Notes

The 2014 Convertible Notes and the 2012 Convertible Notes (collectively, the “Convertible Notes”) are senior unsecured obligations of the Company, which rank equally with all of its existing and future senior debt. The 2014 Convertible Notes are governed by an indenture (the “2014 Convertible Notes Indenture”), dated September 29, 2009, between the Company and The Bank of New York Mellon, as trustee. The 2012 Convertible Notes are governed by an indenture (the “2012 Convertible Notes Indenture”), dated April 2, 2008, between the Company and The Bank of New York Mellon, as trustee.

Under the 2014 Convertible Notes Indenture and the 2012 Convertible Notes Indenture (collectively, the “Convertible Notes Indentures”), holders may convert (the “2014 Conversion Option” and the “2012 Conversion Option,” respectively) all or any portion of the 2014 Convertible Notes and the 2012 Convertible Notes at any time from, and including, March 1, 2014 and October 15, 2011, respectively, through the third business day immediately preceding their maturity on September 1, 2014 and April 15, 2012, respectively, or prior to March 1, 2014 and October 15, 2011, respectively, in the event of the occurrence of certain triggering events related to the price of the Convertible Notes, the price of the Company’s Common stock or certain corporate events. Upon conversion, the Company will deliver the principal portion in cash and, if the conversion price calculated for each business day over a period of 60 consecutive business days exceeds the principal amount (the “Conversion Premium”), shares of its Common stock or cash for the Conversion Premium, but currently only in cash for the 2014 Convertible Notes, as further discussed below. Subject to certain exceptions, the holders of the Convertible Notes may require the Company to repurchase all or a portion of their Convertible Notes upon a fundamental change, as defined under the Convertible Notes Indentures. The Company will generally be required to increase the conversion rate for holders that elect to convert their Convertible Notes in connection with a make-whole fundamental change. In addition, the conversion rate may be adjusted upon the occurrence of certain events. The Company may not redeem the 2014 Convertible Notes or the 2012 Convertible Notes prior to their maturity on September 1, 2014 and April 15, 2012, respectively.

In connection with the issuance of the 2014 Convertible Notes and the 2012 Convertible Notes, the Company entered into convertible note hedging transactions with respect to the Conversion Premium (the “2014 Purchased Options” and the “2012 Purchased Options,” respectively) and warrant transactions whereby the Company sold

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

warrants to acquire, subject to certain anti-dilution adjustments, shares of its Common stock (the “2014 Sold Warrants” and the “2012 Sold Warrants,” respectively). The 2014 Purchased Options and 2014 Sold Warrants are intended to reduce the potential dilution of the Company’s Common stock upon potential future conversion of the 2014 Convertible Notes and generally have the effect of increasing the conversion price of the 2014 Convertible Notes from $25.805 (based on the initial conversion rate of 38.7522 shares of the Company’s Common stock per $1,000 principal amount of the 2014 Convertible Notes) to $34.74 per share. The 2012 Purchased Options and 2012 Sold Warrants are intended to reduce the potential dilution to the Company’s Common stock upon potential future conversion of the 2012 Convertible Notes and generally have the effect of increasing the conversion price of the 2012 Convertible Notes from $20.50 (based on the initial conversion rate of 48.7805 shares of the Company’s Common stock per $1,000 principal amount of the 2012 Convertible Notes) to $27.20 per share.

The 2014 Convertible Notes and 2012 Convertible Notes bear interest at 4.0% per year, payable semiannually in arrears in cash on March 1st and September 1st and April 15th and October 15th, respectively. In connection with the issuance of the 2014 Convertible Notes and 2012 Convertible Notes, the Company recognized an original issue discount and issuance costs of $74 million and $60 million, respectively, which are being accreted to Mortgage interest expense in the Condensed Statements of Operations through March 1, 2014 and October 15, 2011, respectively, or the earliest conversion date of the 2014 Convertible Notes and 2012 Convertible Notes.

The New York Stock Exchange regulations require stockholder approval prior to the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares of common stock. Unless and until stockholder approval to exceed this limitation is obtained, the Company will settle conversion of the 2014 Convertible Notes entirely in cash. Based on these settlement terms, the Company determined that at the time of issuance of the 2014 Convertible Notes, the 2014 Conversion Option and 2014 Purchased Options did not meet all the criteria for equity classification and, therefore, recognized the Conversion Option and Purchased Options as a derivative liability and derivative assets, respectively, with the offsetting changes in their fair value recognized in Mortgage interest expense in the Condensed Financial Statements. As of December 31, 2009 and 2008, the Company determined that the 2014 Sold Warrants, 2012 Sold Warrants, 2012 Conversion Option and 2012 Purchased Options are all indexed to its own stock and met all the criteria for equity classification. As such, these derivative instruments are recorded within Additional paid-in capital in the Condensed Financial Statements and have no impact on the Company’s Condensed Statements of Operations.

Debt Maturities

The following table provides the contractual maturities of the Company’s indebtedness at December 31, 2009:

Unsecured
Debt
(In millions)

Within one year	$5
Between one and two years	360
Between two and three years	250
Between three and four years	420
Between four and five years	250
Thereafter	8

$1,293

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, available funding under the Company’s unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
		(In millions)

Unsecured committed credit facilities(2)	$1,225	$374	$851

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements.

(2)	Utilized capacity includes $14 million of letters of credit issued under the Amended Credit Facility. This excludes capacity of the Amended Credit Facility’s Canadian sub-facility.

Debt Covenants

Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility requires that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. At December 31, 2009, the Company was in compliance with all of its financial covenants related to its debt arrangements.

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

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

PHH CORPORATION AND SUBSIDIARIES
(In millions)

		Additions
	Balance at	Charged to	Charged			Balance at
	Beginning	Costs and	to Other			End of
Description	of Period	Expenses	Accounts		Deductions	Period

Year Ended December 31, 2009:
Deferred tax asset valuation allowance	$74	$2	$—		$(6)	$70
Year Ended December 31, 2008:
Deferred tax asset valuation allowance	69	5	—		—	74
Year Ended December 31, 2007:
Deferred tax asset valuation allowance	63	(20)	26	(1)	—	69

(1)	As a result of the implementation of updates to Accounting Standards Codification 740 “Income Taxes,” the Company recorded a $26 million increase to its deferred income tax assets and a $26 million increase to its valuation allowance against those deferred income tax assets.

PHH CORPORATION
(In millions)

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2009:
Deferred tax asset valuation allowance	$6	$2	$—	$—	$8
Year Ended December 31, 2008:
Deferred tax asset valuation allowance	6	—	—	—	6
Year Ended December 31, 2007:
Deferred tax asset valuation allowance	6	—	—	—	6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”), management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the internal control over financial reporting of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the change in the Company’s method for accounting for certain financial assets and liabilities measured at fair value on January 1, 2008.

/s/ Deloitte & Touche LLP

Philadelphia, PA
March 1, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item and not otherwise set forth below is incorporated herein by reference to the information under the headings “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board” in the Company’s definitive Proxy Statement related to the Company’s 2010 Annual Meeting of Stockholders, which the Company expects to file with the Commission, pursuant to Regulation 14A, no later than 120 days after December 31, 2009 (the “2010 Proxy Statement”).

Executive Officers

Our executive officers as of March 1, 2010 are set forth in the table below. All executive officers are appointed by and serve at the pleasure of the Board of Directors.

Name	Age	Position(s)

Jerome J. Selitto	68	President and Chief Executive Officer
Sandra E. Bell	52	Executive Vice President and Chief Financial Officer
Mark R. Danahy	50	Executive Vice President, Mortgage
George J. Kilroy	62	Executive Vice President, Fleet
Adele T. Barbato	61	Senior Vice President and Chief Human Resources Officer
Jeff S. Bell	39	Senior Vice President and Chief Information Officer
William F. Brown	52	Senior Vice President, General Counsel and Secretary
Mark E. Johnson	50	Senior Vice President and Treasurer
Jonathan T. McGrain	46	Senior Vice President, Corporate Communications
Milton S. Prime	47	Senior Vice President
Michael D. Orner	42	Vice President and Controller

Jerome J. Selitto serves as our President and Chief Executive Officer, a position he has held since October 2009. From 2000 to October 2009, Mr. Selitto worked at Ellie Mae as a senior consultant and as a member of the senior management team. In 2000, Mr. Selitto founded DeepGreen Financial, an innovative web-based federal savings bank and mortgage company that grew to become one of the nation’s most successful online home equity lenders. From 1992 to 1999, he served as founder and Vice Chairman of Amerin Guaranty Corporation (now Radian Guaranty), a mortgage insurance company. Mr. Selitto previously served as a Managing Director at First Chicago Corporation and PaineWebber Inc., and as a senior executive at Kidder, Peabody & Co., William R. Hough & Company, and the Florida Federal Savings and Loan Association.

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

Mark R. Danahy serves as our Executive Vice President, Mortgage and as President and Chief Executive Officer of PHH Mortgage, a position he has held since December 2008. From April 2001 to December 2008, Mr. Danahy served as Senior Vice President and Chief Financial Officer of PHH Mortgage, during which time he was responsible for directing the mortgage accounting and financial planning teams, which include financial reporting, asset valuation and capital markets accounting, planning and forecasting. Mr. Danahy joined Cendant Mortgage in December 2000 as Controller. From 1999 to 2000, Mr. Danahy served as Senior Vice President, Capital Market Operations for GE Capital Market Services, Inc.

George J. Kilroy serves as our Executive Vice President, Fleet and as President and Chief Executive Officer of PHH Arval, a position he has held since March 2001. Mr. Kilroy is responsible for the management of PHH Arval. From June 2009 to October 2009, Mr. Kilroy also served as our Acting Chief Executive Officer and President. From May 1997 to March 2001, Mr. Kilroy served as Senior Vice President, Business Development and was responsible for new client sales, client relations and marketing for PHH Arval’s United States operations. Mr. Kilroy joined PHH Arval in 1976 as an Account Executive in the Truck and Equipment Division and has held positions of increasing responsibility, including head of Diversified Services and Financial Services.

Adele T. Barbato serves as our Senior Vice President and Chief Human Resources Officer, responsible for driving business growth and shareholder value through an effective human capital strategy across the Company. Ms. Barbato is accountable for human resources strategy, change management, staffing, talent management including learning and development, compensation and benefits, employee relations, human resources information systems and payroll. Ms. Barbato has global expertise in transformational leadership aligning talent with the business strategy across several industries including technology and services, clinical health information management and higher education. Prior to joining PHH in 2010, Ms. Barbato was the first senior vice president, human resources of Drexel University and established a strategic and business oriented HR function. Ms. Barbato previously held senior management roles with MedQuist, Inc., Unisys Corporation and Sperry Corporation.

Jeff S. Bell serves as Senior Vice President and Chief Information Officer, responsible for developing and executing operational strategies to promote organizational growth and optimal utilization of emerging technologies across the Company. Before joining PHH in 2010, Mr. Bell had more than 15 years of technology experience including large scale acquisition integrations, one of which was the seamless transition of combining the former Countrywide and Bank of America’s technology platforms. Prior to the acquisition, Mr. Bell was the executive vice president of eCommerce within Countrywide’s Consumer Markets Division and was responsible for web properties, platforms, and systems for consumer direct channel, joint ventures; including private labeled and cobranded properties with several national builders, realtors, and brokerage houses. He also managed over 2,000 wholesale websites for individual brokers originating Countrywide products. Mr. Bell previously held senior management roles with AndersonBell Partners, Kaleidico, LLC and DeepGreen Bank.

William F. Brown serves as our Senior Vice President, General Counsel and Secretary, a position he has held since February 2005. Mr. Brown has served as Senior Vice President and General Counsel of Cendant Mortgage since June 1999 and oversees its legal, contract, licensing and regulatory compliance functions. From June 1997 to June 1999, Mr. Brown served as Vice President and General Counsel of Cendant Mortgage. From January 1995 to June 1997, Mr. Brown served as Counsel in the PHH Corporate Legal Department.

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

Jonathan T. McGrain serves as our Senior Vice President, Corporate Communications, a position he has held since January 2010. Mr. McGrain is responsible for all internal and external communications, media and investor relations, company branding and marketing and communication strategies. Prior to joining us, Mr. McGrain served as a consultant to financial services clients in Asia and the United States, where he developed the brand identity of the first private mortgage insurance company to be launched since the start of the financial crisis. He previously held senior management roles with VinaCapital Investment Management Ltd., Clayton Holdings, Inc. and Radian Group Inc.

Milton S. Prime serves as our Senior Vice President, a position he has held since December 2009. From April 2006 to December 2009, Mr. Prime served as Vice President of Internal Audit, during which time he was responsible for directing the internal audit activities of PHH Corporation. From February 2005 to April 2006, Mr. Prime served as Vice President of Internal Audit for PHH Mortgage Corporation. Prior to joining us, Mr. Prime served as Vice President of Financial Control for Mizuho Corporate Bank, USA, where he was employed from August 1996 to June 2004.

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

Item 11.	Executive Compensation

Information required under this Item is incorporated herein by reference to the information under the headings “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” in the Company’s 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is incorporated herein by reference to the information under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” and “Board of Directors — Independence of the Board of Directors” in the Company’s 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information required under this Item is incorporated herein by reference to the information under the heading “Principal Accountant Fees and Services” in the Company’s 2010 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March, 2010.

PHH CORPORATION

By:	/s/ JEROME J. SELITTO
Name:     Jerome J. Selitto

Title:	President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Jerome J. Selitto, Sandra E. Bell and William F. Brown, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of PHH Corporation, any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ JEROME J. SELITTO Jerome J. Selitto	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010

/s/ SANDRA E. BELL Sandra E. Bell	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010

/s/ JAMES O. EGAN James O. Egan	Non-Executive Chairman of the Board of Directors	March 1, 2010

/s/ JAMES W. BRINKLEY James W. Brinkley	Director	March 1, 2010

/s/ GEORGE J. KILROY George J. Kilroy	Director	March 1, 2010

/s/ ANN D. LOGAN Ann D. Logan	Director	March 1, 2010

/s/ CARROLL R. WETZEL, JR. Carroll R. Wetzel, Jr.	Director	March 1, 2010

/s/ ALLAN Z. LOREN Allan Z. Loren	Director	March 1, 2010

/s/ GREGORY J. PARSEGHIAN Gregory J. Parseghian	Director	March 1, 2010

EXHIBIT INDEX

Exhibit
No.		Description	Incorporation by Reference

2	.1*	Agreement and Plan of Merger dated as of March 15, 2007 by and among General Electric Capital Corporation, a Delaware corporation, Jade Merger Sub, Inc., a Maryland corporation, and PHH Corporation, a Maryland corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 15, 2007.
3.1		Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.
3.2		Articles Supplementary.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.
3.3		Articles of Amendment to the Charter of PHH Corporation effective as of June 12, 2009.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2009.
3.4		Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 2, 2009.
4.1		Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.
4.2		See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Amended and Restated Articles of Incorporation, as amended, and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibit 3.1 to our Current Reports on Form 8-K filed on February 1, 2005, March 27, 2008, June 16, 2009 and April 2, 2009, respectively.
4.3		Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York).	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 1, 2005.
4.4		Indenture dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
4	.4.1	Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
4	.4.2	Supplemental Indenture No. 2 dated as of January 30, 2001 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 8, 2001.
4	.4.3	Supplemental Indenture No. 3 dated as of May 30, 2002 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

Exhibit
No.		Description	Incorporation by Reference

4	.4.4	Supplemental Indenture No. 4 dated as of August 31, 2006 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.
4	.4.5	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 9, 2008.
4	.4.6	Form of 7.125% Note due 2013.	Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on February 24, 2003.
4	.5‡‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.
4	.5.1	Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2006.
4	.5.2	Series 2006-2 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2006.
4	.5.3	Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents as set forth therein, and The Bank of New York as successor to JPMorgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.
4	.5.4	First Amendment, dated as of March 6, 2007, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2007.

Exhibit
No.		Description	Incorporation by Reference

4	.5.5	First Amendment, dated as of March 6, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2007.
4	.5.6	Second Amendment, dated as of November 30, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, as amended as of March 6, 2007, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York), as successor to JP Morgan Chase Bank, N. A., as indenture trustee, certain commercial paper conduit purchasers, certain banks and certain funding agents as set forth therein, and JPMorgan Chase Bank, N. A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 6, 2007.
4	.5.7‡‡	Second Amendment, dated as of February 28, 2008, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2008.
4	.5.8‡‡	Third Amendment, dated as of December 17, 2008, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007 and as of February 28, 2008, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York), as successor to JPMorgan Chase Bank, N. A., as indenture trustee, certain commercial paper conduit purchasers, certain banks and certain funding agents as set forth therein, and JPMorgan Chase Bank, N. A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.	Incorporated by reference to Exhibit 10.74 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

Exhibit
No.		Description	Incorporation by Reference

4	.5.9‡‡	Third Amendment, dated as of December 17, 2008, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, as amended as of March 6, 2007 and as of November 30, 2007, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York), as successor to JP Morgan Chase Bank, N. A., as indenture trustee, certain commercial paper conduit purchasers, certain banks and certain funding agents as set forth therein, and JPMorgan Chase Bank, N. A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.	Incorporated by reference to Exhibit 10.75 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.
4	.5.10‡‡	Fourth Amendment, dated as of February 26, 2009, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007, February 28, 2008 and December 17, 2008, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York) as successor to JP Morgan Chase Bank N.A., as indenture trustee, certain commercial paper conduit purchasers, certain banks and certain funding agents as set forth therein, and JP Morgan Chase Bank, N.A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.	Incorporated by reference to Exhibit 10.78 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.
4	.5.11‡	Series 2009-1 Indenture Supplement, dated as of June 9, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.5.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.
4	.5.12‡	Series 2009-2 Indenture Supplement, dated as of September 11, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2009.
4.6		Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.
4	.6.1	Form of Global Note 4.00% Convertible Senior Note Due 2012 (included as part of Exhibit 4.6).	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.
4.7		Indenture dated as of September 29, 2009, by and between PHH Corporation and The Bank of New York Mellon, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.
4	.7.1	Form of Global Note 4.00% Convertible Senior Note Due 2014 (included as part of Exhibit 4.7).	Incorporated by reference to Exhibit A of Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

Exhibit
No.		Description	Incorporation by Reference

4.8		Trust Indenture dated as of November 16, 2009, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Filed herewith.
4	.8.1	Series 2010-1 Supplemental Indenture dated as of January 27, 2010, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Filed herewith.
4	.8.2	Fleet Leasing Receivables Trust Series 2010-1 Class A-1a Asset-Backed Note (included as part of Exhibit 4.8.1).	Incorporated by reference to Exhibit 4.8.1 filed herewith.
4	.8.3	Fleet Leasing Receivables Trust Series 2010-1 Class A-1b Asset-Backed Note (included as part of Exhibit 4.8.1).	Incorporated by reference to Exhibit 4.8.1 filed herewith.
4	.8.4	Fleet Leasing Receivables Trust Series 2010-1 Class A-2a Asset-Backed Note (included as part of Exhibit 4.8.1).	Incorporated by reference to Exhibit 4.8.1 filed herewith.
4	.8.5	Fleet Leasing Receivables Trust Series 2010-1 Class A-2b Asset-Backed Note (included as part of Exhibit 4.8.1).	Incorporated by reference to Exhibit 4.8.1 filed herewith.
4	.8.6	Fleet Leasing Receivables Trust Series 2010-1 Class B Asset-Backed Note (included as part of Exhibit 4.8.1)(a)	Incorporated by reference to Exhibit 4.8.1 filed herewith.
10.1		Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.1.1	Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

Exhibit
No.		Description	Incorporation by Reference

10	.1.2	Third Amendment, dated as of March 27, 2008, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.
10.2		Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.
10	.3‡‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.
10.4		Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.
10	.4.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.
10	.4.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.
10	.4.3‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.
10	.4.4	Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.
10	.4.5	Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.
10	.4.6‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

Exhibit
No.		Description	Incorporation by Reference

10	.4.7	Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.5‡‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.5.1‡‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.5.2‡‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.5.3‡‡	Equity Access® and Omegasm Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.5.4‡‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.5.5	Letter Agreement dated August 8, 2008 by and between PHH Mortgage Corporation and Merrill Lynch Credit Corporation relating to the Servicing Rights Purchase and Sale Agreement dated January 28, 2000, as amended.	Incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.
10	.5.6‡‡	Mortgage Loan Subservicing Agreement by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation dated as of August 8, 2008.	Incorporated by reference to Exhibit 10.70 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.
10.6		Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.
10.7		Settlement Agreement, dated as of January 4, 2008, by, between and among PHH Corporation, Pearl Mortgage Acquisition 2 L.L.C. and Blackstone Capital Partners V L.P.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2008.
10.8		Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 4, 2008.

Exhibit
No.		Description	Incorporation by Reference

10	.8.1	Guaranty, dated as of February 28, 2008, by PHH Corporation in favor of Citigroup Global Markets Realty, Corp., party to the Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 4, 2008.
10.9		Purchase Agreement dated March 27, 2008 by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed on April 4, 2008.
10	.9.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report of Form 8-K filed on April 4, 2008.
10	.9.2	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report of Form 8-K filed on April 4, 2008.
10	.9.3	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.4 to our Current Report of Form 8-K filed on April 4, 2008.
10	.9.4	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report of Form 8-K filed on April 4, 2008.
10	.9.5	Master Terms and Conditions for Convertible Debt Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report of Form 8-K filed on April 4, 2008.
10	.9.6	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report of Form 8-K filed on April 4, 2008.
10	.9.7	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.8 to our Current Report of Form 8-K filed on April 4, 2008.
10	.9.8	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report of Form 8-K filed on April 4, 2008.
10	.9.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report of Form 8-K filed on April 4, 2008.
10	.9.10	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report of Form 8-K filed on April 4, 2008.
10	.9.11	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report of Form 8-K filed on April 4, 2008.
10	.9.12	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report of Form 8-K filed on April 4, 2008.

Exhibit
No.		Description	Incorporation by Reference

10	.10‡‡	Amended and Restated Master Repurchase Agreement, dated as of June 26, 2008, between PHH Mortgage Corporation, as seller, and The Royal Bank of Scotland plc, as buyer and agent.	Incorporated by reference to Exhibit 10.65 to our Quarterly Report of Form 10-Q for the quarterly period ended on September 30, 2008 filed on November 10, 2008.
10	.10.1	Second Amended and Restated Guaranty, dated as of June 26, 2008, by PHH Corporation in favor of The Royal Bank of Scotland plc and Greenwich Capital Financial Products, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2008.
10	.11‡‡‡	Purchase Agreement dated June 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.
10	.12‡‡	Purchase Agreement dated September 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009 filed on January 12, 2010.
10.13		Purchase Agreement dated September 23, 2009, by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.
10	.13.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.
10	.13.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.
10	.13.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.
10	.13.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.
10	.13.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.
10	.13.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit
No.		Description	Incorporation by Reference

10	.13.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.
10	.13.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.
10	.13.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.
10	.13.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.
10	.13.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.
10	.13.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.
10	.13.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.
10	.13.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.
10	.13.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.
10	.13.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.
10	.13.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.
10	.13.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.
10	.14†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.
10	.14.1†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.
10	.14.2†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.14.3†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.
10	.14.4†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10	.14.5†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10	.14.6†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10	.14.7†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10	.14.8†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10	.14.9†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10	.14.10†	Form of PHH Corporation Amended and Restated Severance Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on January 10, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2008.
10	.14.11†	PHH Corporation Change in Control Severance Agreement by and between the Company and Sandra Bell dated as of October 13, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 14, 2008.
10	.14.12†‡‡	Form of 2009 Performance Unit Award Notice and Agreement for Certain Executive Officers, as approved by the Compensation Committee on March 25, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2009.
10	.14.13†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.
10	.14.14†	Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated August 5, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2009.
10	.14.15†	Amendment to the Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 16, 2009.
10	.14.16†	Release by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 16, 2009.

Exhibit
No.		Description	Incorporation by Reference

10	.14.17†	Employment Agreement dated as of October 26, 2009, between Jerome J. Selitto and PHH Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2009.
10.15		Trust Purchase Agreement dated January 27, 2010 between Fleet Leasing Receivables Trust, as purchaser, PHH Fleet Lease Receivables L.P., as seller, PHH Vehicle Management Services Inc., as servicer and PHH Corporation, as performance guarantor.	Filed herewith.
10	.15.1	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc., CIBC World Markets Inc., RBC Dominion Securities Inc. and Scotia Capital Inc., as agents.	Filed herewith.
10	.15.2‡	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc. and Banc of America Securities LLC, as agents.	Filed herewith.
12		Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
21		Subsidiaries of Registrant.	Filed herewith.
23		Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24		Powers of Attorney	Incorporated by reference to the signature page to this Annual Report on Form 10-K.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡‡	Confidential treatment has been granted for certain portions of this Exhibit which was filed as Exhibit 10.79 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2009. The redacted portions of this Exhibit have been filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.