Form 10-Q
period 2010-03-31
PHH CORP
filed 2010-04-30
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of April 19, 2010, 55,425,609 shares of PHH Common stock were outstanding.

TABLE OF CONTENTS

Item	Description	Page
	Cautionary Note Regarding Forward-Looking Statements	2

	PART I — FINANCIAL INFORMATION

1	Financial Statements	5
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Balance Sheets	6
	Condensed Consolidated Statement of Changes in Equity	7
	Condensed Consolidated Statements of Cash Flows	8
	Note 1. Summary of Significant Accounting Policies	9
	Note 2. Earnings Per Share	11
	Note 3. Mortgage Servicing Rights	12
	Note 4. Loan Servicing Portfolio	13
	Note 5. Mortgage Loan Sales	14
	Note 6. Derivatives and Risk Management Activities	16
	Note 7. Vehicle Leasing Activities	19
	Note 8. Debt and Borrowing Arrangements	20
	Note 9. Income Taxes	25
	Note 10. Commitments and Contingencies	25
	Note 11. Accumulated Other Comprehensive Income	26
	Note 12. Fair Value Measurements	27
	Note 13. Variable Interest Entities	35
	Note 14. Segment Information	38
	Note 15. Subsequent Events	39
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
3	Quantitative and Qualitative Disclosures About Market Risk	64
4	Controls and Procedures	68

	PART II — OTHER INFORMATION

1	Legal Proceedings	68
1A	Risk Factors	68
2	Unregistered Sales of Equity Securities and Use of Proceeds	69
3	Defaults Upon Senior Securities	69
4	(Removed and Reserved)	69
5	Other Information	69
6	Exhibits	69

	Signatures	70
	Exhibit Index	71

     Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (this “Form 10-Q”) that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.
     Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-Q include, but are not limited to, the following: (i) our expectations regarding the impact of the adoption of recently issued accounting pronouncements on our financial statements; (ii) our belief that we would have various periods to cure an event of default if one or more notices of default were to be given by our lenders or trustees under certain of our financing agreements; (iii) our continued belief that the amount of securities held in trust related to our potential obligation from our reinsurance agreements will be significantly higher than claims expected to be paid; (iv) our belief that the Homeowner Affordability and Stability Plan (“HASP”) programs had a favorable impact on mortgage industry originations which may continue during the remainder of 2010; (v) our expectations regarding origination volumes, including purchase originations, and loan margins in the mortgage industry; (vi) our belief that HASP’s loan modification program provides additional opportunities for our Mortgage Servicing segment and could reduce our exposure to future foreclosure-related losses; (vii) our belief that the increase in demand for new vehicle production for the remainder of 2010 projected by the United States (“U.S.”) automobile manufacturers may include an increase in the demand for commercial fleet vehicles; (viii) our belief that our sources of liquidity are adequate to fund operations for the next 12 months; (ix) our expected capital expenditures for 2010; (x) our expectation that the London Interbank Offered Rate and commercial paper, long-term U.S. Department of the Treasury (“Treasury”) and mortgage interest rates will remain our primary benchmark for market risk for the foreseeable future and (xi) our expectation that we will continue to modify the types of mortgage loans that we originate in accordance with secondary market liquidity.
     The factors and assumptions discussed below and the risks factors in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 could cause actual results to differ materially from those expressed in such forward-looking statements:
•	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

•	the effects of continued market volatility or continued economic decline on the availability and cost of our financing arrangements, the value of our assets and the price of our Common stock;

•	the effects of a continued decline in the volume or value of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

•	the effects of changes in current interest rates on our business and our financing costs;

•	our decisions regarding the use of derivatives related to mortgage servicing rights, if any, and the resulting potential volatility of the results of operations of our Mortgage Servicing segment;

•	the effects of increases in our actual and projected repurchases of, indemnification given in respect of, or related losses associated with, sold mortgage loans for which we have provided representations and warranties or other contractual recourse to purchasers and insurers of such loans, including increases in our loss severity and reserves associated with such loans;

•	the effects of reinsurance claims in excess of projected levels and in excess of reinsurance premiums we are entitled to receive or amounts currently held in trust to pay such claims;

•	the effects of any significant adverse changes in the underwriting criteria of government-sponsored entities, including the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation;

•	the effects of the insolvency of any of the counterparties to our significant customer contracts or financing arrangements or the inability or unwillingness of such counterparties to perform their respective obligations under such contracts;

•	the ability to develop and implement operational, technological and financial systems to manage our operations and to achieve enhanced earnings or effect cost savings, including the ability to timely implement and successfully execute our transformation initiatives;

•	the effects of competition in our existing and potential future lines of business, including the impact of consolidation within the industries in which we operate and competitors with greater financial resources and broader product lines;

•	the willingness or ability of automobile manufacturers to make new vehicles available to us on commercially favorable terms, if at all;

•	the ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

•	the ability to implement fully integrated disaster recovery technology solutions in the event of a disaster;

•	the ability to obtain financing on acceptable terms, if at all, to finance our operations or growth strategy, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness;

•	the ability to maintain our relationships with our existing clients;

•	a deterioration in the performance of assets held as collateral for secured borrowings;

•	the impact of the failure to maintain our credit ratings;

•	any failure to comply with certain financial covenants under our financing arrangements;

•	the effects of the consolidation of financial institutions and the related impact on the availability of credit;

•	the impact of actions taken or to be taken by the Treasury and the Federal Reserve Bank on the credit markets and the U.S. economy;

•	the impact of the adverse conditions in the North American automotive industry and

•	changes in laws and regulations, including changes in accounting standards, mortgage- and real estate-related regulations and state, federal and foreign tax laws.

     Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control. In addition, we operate in a rapidly changing and competitive environment. New risk factors may emerge from time to time and it is not possible to predict all such risk factors.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months
	Ended March 31,
	2010	2009
Revenues
Mortgage fees	$52	$61
Fleet management fees	38	37

Net fee income	90	98

Fleet lease income	339	364

Gain on mortgage loans, net	105	188

Mortgage interest income	18	25
Mortgage interest expense	(38)	(36)

Mortgage net finance expense	(20)	(11)

Loan servicing income	101	100
Change in fair value of mortgage servicing rights	(52)	(163)

Net loan servicing income (loss)	49	(63)

Other income	14	11

Net revenues	577	587

Expenses
Salaries and related expenses	114	115
Occupancy and other office expenses	15	15
Depreciation on operating leases	308	325
Fleet interest expense	23	30
Other depreciation and amortization	6	6
Other operating expenses	92	91

Total expenses	558	582

Income before income taxes	19	5
Provision for income taxes	11	—

Net income	8	5
Less: net income attributable to noncontrolling interest	—	3

Net income attributable to PHH Corporation	$8	$2

Basic and diluted earnings per share attributable to PHH Corporation	$0.15	$0.04

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents (including $30 related to variable interest entities (“VIEs”) as of March 31, 2010)	$137	$150
Restricted cash (including $246 related to VIEs as of March 31, 2010)	547	596
Mortgage loans held for sale (including $79 related to VIEs as of March 31, 2010)	1,253	1,218
Accounts receivable, net (including $27 related to VIEs as of March 31, 2010)	480	469
Net investment in fleet leases (including $3,400 related to VIEs as of March 31, 2010)	3,600	3,610
Mortgage servicing rights	1,458	1,413
Property, plant and equipment, net (including $1 related to VIEs as of March 31, 2010)	46	49
Goodwill	25	25
Other assets (including $78 related to VIEs as of March 31, 2010)	615	593

Total assets	$8,161	$8,123

LIABILITIES AND EQUITY
Accounts payable and accrued expenses (including $19 related to VIEs as of March 31, 2010)	$492	$495
Debt (including $3,027 related to VIEs as of March 31, 2010)	5,138	5,160
Deferred income taxes	704	702
Other liabilities (including $6 related to VIEs as of March 31, 2010)	303	262

Total liabilities	6,637	6,619

Commitments and contingencies (Note 10)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized at March 31, 2010 and December 31, 2009; none issued or outstanding at March 31, 2010 or December 31, 2009	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized at March 31, 2010 and December 31, 2009; 55,333,856 shares issued and outstanding at March 31, 2010; 54,774,639 shares issued and outstanding at December 31, 2009	1	1
Additional paid-in capital	1,062	1,056
Retained earnings	424	416
Accumulated other comprehensive income	25	19

Total PHH Corporation stockholders’ equity	1,512	1,492
Noncontrolling interest	12	12

Total equity	1,524	1,504

Total liabilities and equity	$8,161	$8,123

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three Months Ended March 31, 2010
(Unaudited)
(In millions, except share data)

	PHH Corporation Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance at December 31, 2009	54,774,639	$1	$1,056	$416	$19	$12	$1,504
Net income	—	—	—	8	—	—	8
Other comprehensive income, net of income taxes of $0	—	—	—	—	6	—	6
Stock compensation expense	—	—	4	—	—	—	4
Stock options exercised, including excess tax benefit of $0	333,610	—	5	—	—	—	5
Restricted stock award vesting, net of excess tax benefit of $0	225,607	—	(3)	—	—	—	(3)

Balance at March 31, 2010	55,333,856	$1	$1,062	$424	$25	$12	$1,524

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months
	Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$8	$5
Adjustments to reconcile Net income to net cash provided by (used in) operating activities:
Capitalization of originated mortgage servicing rights	(97)	(104)
Net unrealized loss on mortgage servicing rights	52	163
Vehicle depreciation	308	325
Other depreciation and amortization	6	6
Origination of mortgage loans held for sale	(5,866)	(6,911)
Proceeds on sale of and payments from mortgage loans held for sale	6,010	6,045
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(165)	(147)
Deferred income tax provision (benefit)	1	(10)
Other adjustments and changes in other assets and liabilities, net	50	101

Net cash provided by (used in) operating activities	307	(527)

Cash flows from investing activities:
Investment in vehicles	(376)	(315)
Proceeds on sale of investment vehicles	87	116
Proceeds on sale of mortgage servicing rights and excess servicing	3	1
Purchases of property, plant and equipment	(3)	(3)
Decrease (increase) in Restricted cash	49	(23)
Other, net	4	4

Net cash used in investing activities	(236)	(220)

Cash flows from financing activities:
Proceeds from borrowings	7,371	10,363
Principal payments on borrowings	(7,449)	(9,607)
Issuances of Company Common Stock	5	—
Cash paid for debt issuance costs	(7)	(2)
Other, net	(2)	—

Net cash (used in) provided by financing activities	(82)	754

Effect of changes in exchange rates on Cash and cash equivalents	(2)	6

Net (decrease) increase in Cash and cash equivalents	(13)	13
Cash and cash equivalents at beginning of period	150	109

Cash and cash equivalents at end of period	$137	$122

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
     The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”) are consolidated within PHH’s Condensed Consolidated Financial Statements and Realogy Corporation’s ownership interest is presented as a noncontrolling interest in the Condensed Consolidated Financial Statements.
     The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Changes in Accounting Policies
     Transfers of Financial Assets. In June 2009, the Financial Accounting Standards Board (the “FASB”) updated Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”) to eliminate the concept of a qualifying special-purpose entity (“QSPE”), modify the criteria for applying sale accounting to transfers of financial assets or portions of financial assets, differentiate between the initial measurement of an interest held in connection with the transfer of an entire financial asset recognized as a sale and participating interests recognized as a sale and remove the provision allowing classification of interests received in a guaranteed mortgage securitization transaction that does not qualify as a sale as available-for-sale or trading

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
securities. The updates to ASC 860 clarify (i) that an entity must consider all arrangements or agreements made contemporaneously or in contemplation of a transfer, (ii) the isolation analysis related to the transferor and its consolidated subsidiaries and (iii) the principle of effective control over the transferred financial asset. The updates to ASC 860 also enhance financial statement disclosures. Revised recognition and measurement provisions are to be applied to transfers occurring on or after the effective date and the disclosure provisions are to be applied to transfers that occurred both before and after the effective date. The Company adopted the updates to ASC 860 effective January 1, 2010. Except for the elimination of QSPEs addressed in the updates to ASC 810, “Consolidation” (“ASC 810”) below, the adoption of the updates to ASC 860 did not impact the Company’s Condensed Consolidated Financial Statements.
     Consolidation of Variable Interest Entities. In June 2009, the FASB updated ASC 810 to modify certain characteristics that identify a VIE, revise the criteria for determining the primary beneficiary of a VIE, add an additional reconsideration event to determining whether an entity is a VIE, eliminating troubled debt restructurings as an excluded reconsideration event and enhance disclosures regarding involvement with a VIE. Additionally, with the elimination of the concept of QSPEs in the updates to ASC 860, entities previously considered QSPEs are now within the scope of ASC 810. Entities required to consolidate or deconsolidate a VIE will recognize a cumulative effect in retained earnings for any difference in the carrying amount of the interest recognized. The Company adopted the updates to ASC 810 effective January 1, 2010. As a result of the adoption of updates to ASC 810, assets of consolidated VIEs that can be used only to settle the obligations of the VIE and liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company are presented separately on the face of the Company’s Condensed Consolidated Balance Sheets. As a result of the updates to ASC 860 eliminating the concept of QSPEs, the Company was required to consolidate a mortgage loan securitization trust that previously met the QSPE scope exception under ASC 860. Upon consolidation, the Company elected the fair value option of measuring the assets and liabilities of the mortgage loan securitization trust at fair value under ASC 825, “Financial Instruments.” See Note 12, “Fair Value Measurements” for the transition adjustment related to the adoption of the updates to ASC 810 and ASC 860, which had no impact on Retained earnings, and Note 13, “Variable Interest Entities” for further discussion.
     Fair Value Measurements. In January 2010, the FASB updated ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to add disclosures for transfers in and out of level one and level two of the valuation hierarchy and to present separately information about purchases, sales, issuances and settlements in the reconciliation for assets and liabilities classified within level three of the valuation hierarchy. The updates to ASC 820 also clarify existing disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company adopted the disclosure provisions of the updates to ASC 820 for transfers in and out of level one and level two, level of disaggregation and inputs and valuation techniques used to measure fair value effective January 1, 2010. The additional disclosures resulting from the adoption of the updates to ASC 820 are included in Note 12, “Fair Value Measurements” in the Company’s Notes to Condensed Consolidated Financial Statements. Certain other disclosures about the activity in the reconciliation of level three activity are effective for fiscal years and interim periods beginning after December 15, 2010, which will enhance the disclosure requirements and will not impact the Company’s financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
     Revenue Recognition. In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple Deliverable Arrangements” (“ASU No. 2009-13”), an update to ASC 605, “Revenue Recognition” (“ASC 605”). ASU No. 2009-13 amends ASC 605 for how to determine whether an arrangement involving multiple deliverables (i) contains more than one unit of accounting and (ii) how the arrangement consideration should be (a) measured and (b) allocated to the separate units of accounting. ASU No. 2009-13 is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15,

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2009-13 on its Condensed Consolidated Financial Statements.
2. Earnings Per Share
     Basic earnings per share attributable to PHH Corporation was computed by dividing Net income attributable to PHH Corporation during the period by the weighted-average number of shares outstanding during the period. Diluted earnings per share attributable to PHH Corporation was computed by dividing Net income attributable to PHH Corporation by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended March 31, 2010 and 2009 excludes approximately 1.2 million and 3.4 million outstanding stock-based compensation awards, respectively, as their inclusion would be anti-dilutive. The assumed conversion of the Company’s 2012 Convertible Notes and related purchased options and sold warrants were excluded from the computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for both the three months ended March 31, 2010 and 2009, as their inclusion would be anti-dilutive. Additionally, the sold warrants related to the Company’s 2014 Convertible Notes were excluded from the computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended March 31, 2010, as their inclusion would be anti-dilutive. The 2014 Convertible Notes and related purchased options are also excluded from the weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended March 31, 2010 as they are currently to be settled only in cash. The Company’s Convertible Notes are defined and further discussed in Note 8, “Debt and Borrowing Arrangements.”
     The following table summarizes the calculations of basic and diluted earnings per share attributable to PHH Corporation for the periods indicated:

	Three Months
	Ended March 31,
	2010	2009
	(In millions, except
	share and per share data)
Net income attributable to PHH Corporation	$8	$2

Weighted-average common shares outstanding — basic	55,035,745	54,379,790
Effect of potentially dilutive securities:
Stock options	133,102	239
Restricted stock units	779,681	160,114

Weighted-average common shares outstanding — diluted	55,948,528	54,540,143

Basic and diluted earnings per share attributable to PHH Corporation	$0.15	$0.04

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
3. Mortgage Servicing Rights
     The activity in the Company’s loan servicing portfolio associated with its capitalized MSRs consisted of:

	Three Months Ended
	March 31,
	2010	2009
	(In millions)
Balance, beginning of period	$127,700	$129,078
Additions	5,688	5,220
Payoffs, sales and curtailments	(4,844)	(7,509)

Balance, end of period	$128,544	$126,789

     The activity in the Company’s capitalized MSRs consisted of:

	Three Months Ended
	March 31,
	2010	2009
	(In millions)
Mortgage Servicing Rights:
Balance, beginning of period	$1,413	$1,282
Additions	97	104
Changes in fair value due to:
Realization of expected cash flows	(63)	(92)
Changes in market inputs or assumptions used in the valuation model	11	(71)

Balance, end of period	$1,458	$1,223

     The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	March 31,
	2010	2009
Prepayment speed (CPR)	14%	18%
Option adjusted spread (in basis points)	629	458
Volatility	25%	27%
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

	Three Months Ended
	March 31,
	2010	2009
	(In millions)
Net service fee revenue	$97	$107
Late fees	5	5
Other ancillary servicing revenue	10	5
     As of March 31, 2010, the Company’s MSRs had a weighted-average life of approximately 5.7 years. Approximately 70% of the MSRs associated with the loan servicing portfolio as of March 31, 2010 were restricted from sale without prior approval from the Company’s private-label clients or investors.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Three Months
	Ended March 31,
	2010	2009
Initial capitalization rate of additions to MSRs	1.70%	1.99%
Weighted-average servicing fee of additions to MSRs (in basis points)	30	39

	March 31,
	2010	2009
Capitalized servicing rate	1.13%	0.97%
Capitalized servicing multiple	3.7	2.9
Weighted-average servicing fee (in basis points)	30	33
4. Loan Servicing Portfolio
     The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.
Portfolio Activity

	Three Months
	Ended March 31,
	2010	2009
	(In millions)
Balance, beginning of period	$151,481	$149,750
Additions	7,070	7,548
Payoffs, sales and curtailments	(5,491)	(8,115)

Balance, end of period	$153,060	$149,183

Portfolio Composition

	March 31,
	2010	2009
	(In millions)
Owned servicing portfolio	$130,472	$129,587
Subserviced portfolio	22,588	19,596

Total servicing portfolio	$153,060	$149,183

Fixed rate	$104,259	$96,008
Adjustable rate	48,801	53,175

Total servicing portfolio	$153,060	$149,183

Conventional loans	$130,075	$131,299
Government loans	16,221	11,103
Home equity lines of credit	6,764	6,781

Total servicing portfolio	$153,060	$149,183

Weighted-average interest rate	5.2%	5.6%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Portfolio Delinquency (1)

	March 31,
	2010		2009
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance
30 days	2.13%	1.88%	2.24%	2.04%
60 days	0.48%	0.48%	0.57%	0.57%
90 or more days	1.81%	1.97%	0.77%	0.83%

Total delinquency	4.42%	4.33%	3.58%	3.44%

Foreclosure/real estate owned/bankruptcies	2.71%	2.73%	2.26%	2.27%

(1)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.
     As of March 31, 2010 and December 31, 2009, the Company had outstanding servicing advance receivables of $144 million and $141 million, respectively, which were included in Accounts receivable, net in the Condensed Consolidated Balance Sheets.
5. Mortgage Loan Sales
     The Company sells its residential mortgage loans through one of the following methods: (i) sales to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation and loan sales to other investors guaranteed by the Government National Mortgage Association (collectively, “Government-Sponsored entities” or “GSEs”), or (ii) sales to private investors, or sponsored securitizations through the Company’s wholly owned subsidiary, PHH Mortgage Capital, LLC (“PHHMC”), which maintains securities issuing capacity through a public registration statement. During the three months ended March 31, 2010, 98% of the Company’s mortgage loan sales were to the GSEs and the remaining 2% were sold to private investors. The Company did not execute any sales or securitizations through PHHMC during the three months ended March 31, 2010. During the three months ended March 31, 2010, the Company retained MSRs on approximately 99% of mortgage loans sold. The Company did not retain any interests from sales or securitizations other than MSRs during the three months ended March 31, 2010.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Substantially all of the Company’s retained interests in sold or securitized mortgage loans at March 31, 2010 were MSRs and the effect on the fair value of those interests from adverse changes in those assumptions were as follows:

MSRs
(In millions)
Fair value of retained interests	$1,458
Weighted-average life (in years)	5.7
Weighted-average servicing fee (in basis points)	30
Prepayment speed (annual rate)	14%
Impact on fair value of 10% adverse change	$(78)
Impact on fair value of 20% adverse change	(148)
Option adjusted spread (basis points)	629
Impact on fair value of 10% adverse change	$(61)
Impact on fair value of 20% adverse change	(118)
Volatility (annual rate)	25%
Impact on fair value of 10% adverse change	$(21)
Impact on fair value of 20% adverse change	(43)
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
     The following table sets forth information regarding cash flows relating to the Company’s loan sales in which it has continuing involvement.

	Three Months Ended
	March 31,
	2010	2009
	(In millions)
Proceeds from new loan sales or securitizations	$5,763	$5,261
Servicing fees received (1)	97	107
Other cash flows received on retained interests (2)	—	3
Purchases of delinquent or foreclosed loans	(27)	(27)
Servicing advances	(344)	(236)
Repayment of servicing advances	338	253

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Represents cash flows received on retained interests other than servicing fees.
     During the three months ended March 31, 2010 and 2009, the Company recognized pre-tax gains of $114 million and $118 million, respectively, related to the sale or securitization of residential mortgage loans which are recorded in Gain on mortgage loans, net in the Condensed Consolidated Statement of Operations.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
6. Derivatives and Risk Management Activities
     The Company did not have any derivative instruments designated as hedging instruments as of and during the three months ended March 31, 2010 or 2009. The following tables summarize the amounts recorded in the Company’s Condensed Consolidated Balance Sheets for derivative instruments not designated as hedging instruments:

	March 31, 2010
	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Fair	Notional	Sheet	Fair	Notional
	Presentation	Value	Amount	Presentation	Value	Amount
	(In millions)
Interest rate lock commitments (“IRLCs”)	Other assets	$55	$4,173	Other liabilities	$4	$346
Forward delivery commitments not subject to master netting arrangements:
Related to interest rate and price risk for MLHS and IRLCs	Other assets	15	2,457	Other liabilities	3	896
Forward delivery commitments subject to master netting arrangements(1):
Related to interest rate and price risk for MLHS and IRLCs	Other assets	10	1,828	Other assets	5	1,093
Related to interest rate and price risk for MLHS and IRLCs	Other liabilities	1	488	Other liabilities	1	420
Contracts related to interest rate risk for debt arrangements and variable-rate leases	Other assets	5	712	N/A	—	—
Derivative instruments related to the issuance of the 2014 Convertible Notes(2)	Other assets	72	—	Other liabilities	72	—
Foreign exchange contracts	N/A	—	—	Other liabilities	3	80

Total derivative instruments		158			88

Impact of master netting arrangements(1)		(6)			(6)
Cash collateral		1			—

Net fair value of derivative instruments		$153			$82

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2009
	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Fair	Notional	Sheet	Fair	Notional
	Presentation	Value	Amount	Presentation	Value	Amount
	(In millions)
IRLCs	Other assets	$31	$3,507	Other liabilities	$5	$934
Forward delivery commitments not subject to master netting arrangements:
Related to interest rate and price risk for MLHS and IRLCs	Other assets	44	3,121	Other liabilities	9	855
Forward delivery commitments subject to master netting arrangements(1):
Related to interest rate and price risk for MLHS and IRLCs	Other assets	34	2,415	Other assets	4	483
Contracts related to interest rate risk for debt arrangements and variable-rate leases	Other assets	8	911	N/A	—	—
Derivative instruments related to the issuance of the 2014 Convertible Notes(2)	Other assets	37	—	Other liabilities	37	—
Foreign exchange contracts	N/A	—	—	Other liabilities	2	285

Total derivative instruments		154			57

Impact of master netting arrangements(1)		(4)			(4)
Cash collateral		(6)			(1)

Net fair value of derivative instruments		$144			$52

(1)	Represents derivative instruments that are executed with the same counterparties and subject to master netting arrangements between the Company and its counterparties.

(2)	The notional amount of the derivative instruments related to the issuance of the 2014 Convertible Notes represents 9.6881 million shares of the Company’s Common stock as of both March 31, 2010 and December 31, 2009.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table summarizes gains (losses) recorded in the Company’s Condensed Consolidated Statements of Operations for derivative instruments not designated as hedging instruments:

	Statement of	Three Months Ended
	Operations	March 31,
	Presentation	2010	2009
		(In millions)
IRLCs	Gain on mortgage loans, net	$202	$169
Forward delivery commitments related to interest rate and price risk for MLHS and IRLCs	Gain on mortgage loans, net	(57)	(46)
Contracts related to interest rate risk for debt arrangements and variable-rate leases	Fleet interest expense	(3)	(1)
Foreign exchange contracts	Fleet interest expense	(1)	4

Total derivative instruments		$141	$126

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
     Foreign Exchange. On January 27, 2010, Fleet Leasing Receivables Trust (“FLRT”), the Company’s Canadian special purpose trust, issued approximately $81 million of senior Class A term asset-backed notes, which were denominated in U.S. dollars, to finance a fixed pool of eligible lease assets in Canada. The notes are amortizing and the lease cash flows related to the underlying collateralized leases, which are denominated in Canadian dollars, are used to repay the principal outstanding under the notes. As such, the Company is subject to foreign exchange risk associated with Canadian dollar denominated lease assets collateralizing U.S. dollar denominated borrowings, and the Company has entered into a currency swap agreement to manage such risk.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Vehicle Leasing Activities
     The components of Net investment in fleet leases were as follows:

	March 31,	December 31,
	2010	2009
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$7,447	$7,446
Vehicles under closed-end operating leases	262	263

Vehicles under operating leases	7,709	7,709
Less: Accumulated depreciation	(4,438)	(4,382)

Net investment in operating leases	3,271	3,327

Direct Financing Leases:
Lease payments receivable	120	121
Less: Unearned income	(4)	(4)

Net investment in direct financing leases	116	117

Off-Lease Vehicles:
Vehicles not yet subject to a lease	208	164
Vehicles held for sale	11	9
Less: Accumulated depreciation	(6)	(7)

Net investment in off-lease vehicles	213	166

Net investment in fleet leases	$3,600	$3,610

	March 31,	December 31,
	2010	2009
Vehicles under open-end leases	96%	95%
Vehicles under closed-end leases	4%	5%

Vehicles under variable-rate leases	76%	76%
Vehicles under fixed-rate leases	24%	24%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. Debt and Borrowing Arrangements
     The following tables summarize the components of the Company’s indebtedness as of March 31, 2010 and December 31, 2009:

March 31, 2010
							Assets Held as Collateral(1)
									Mortgage	Net
					Maturity/				Loans	Investment
			Interest		Expiry		Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date(4)		Receivable	Cash	Sale	Leases(5)
					(Dollars in millions)
Chesapeake Series 2006-2 Variable Funding Notes	$442	$442			2/26/2009	(6)
Chesapeake Series 2009-1 Term Notes	1,000	1,000			5/20/2010
Chesapeake Series 2009-2 Class A Term Notes	850	850			2/17/2011
Chesapeake Series 2009-2 Class B Term Notes(7)	28	28			2/17/2011
Chesapeake Series 2009-2 Class C Term Notes(7)	25	25			2/17/2011
Chesapeake Series 2009-3 Class A Term Notes	50	50			10/20/2011
Chesapeake Series 2009-4 Class A Term Notes	250	250			2/18/2010
FLRT Series 2010-1 Class A Notes(8)	330	330			2/2011-11/2013
Other	44	44			6/2010-6/2016

Total Vehicle Management Asset-Backed Debt	3,019	3,019	2.0	%(9)			$22	$246	$—	$3,435

RBS Repurchase Facility(10)	562	1,500	3.0%		6/24/2010		—	—	593	—
Fannie Mae Repurchase Facilities(11)	391	391	1.0%		N/A		—	—	393	—
Other (12)	53	83	2.7%		9/2010-10/2010		59	—	3	—

Total Mortgage Warehouse Asset-Backed Debt	1,006	1,974					59	—	989	—

Term Notes(13)	438	438	6.5%-7.9	%(14)	4/2010-4/2018		—	—	—	—
Credit Facilities(15)	230	1,305	1.0	%(16)	1/6/2011		—	—	—	—
Convertible Notes due 2012(17)	225	225	4.0%		4/15/2012		—	—	—	—
Convertible Notes due 2014(18)	183	183	4.0%		9/1/2014		—	—	—	—

Total Unsecured Debt	1,076	2,151					—	—	—	—

Mortgage Loan Securitization Debt Certificates, at Fair Value	37	37	7.0%		12/2027		—	—	—	—

Total Debt	$5,138	$7,181					$81	$246	$989	$3,435

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

December 31, 2009
							Assets Held as Collateral(1)
									Mortgage	Net
					Maturity/				Loans	Investment
			Interest		Expiry		Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date(4)		Receivable	Cash	Sale	Leases(5)
					(Dollars in millions)
Chesapeake Series 2006-2 Variable Funding Notes	$657	$657			2/26/2009	(6)
Chesapeake Series 2009-1 Term Notes	1,000	1,000			5/20/2010
Chesapeake Series 2009-2 Class A Term Notes	850	850			2/17/2011
Chesapeake Series 2009-2 Class B Term Notes(7)	28	28			2/17/2011
Chesapeake Series 2009-2 Class C Term Notes(7)	24	24			2/17/2011
Chesapeake Series 2009-3 Class A Term Notes	50	50			10/20/2011
Chesapeake Series 2009-4 Class A Term Notes	250	250			2/18/2010
Other	33	33			3/2010-6/2016

Total Vehicle Management Asset-Backed Debt	2,892	2,892	2.0	%(9)			$21	$297	$—	$3,082

RBS Repurchase Facility(10)	622	1,500	3.0%		6/24/2010		—	1	667	—
Fannie Mae Repurchase Facilities(11)	325	325	1.0%		N/A		—	—	333	—
Other (12)	49	60	2.7%		9/2010-10/2010		52	—	5	—

Total Mortgage Warehouse Asset-Backed Debt	996	1,885					52	1	1,005	—

Term Notes(13)	439	439	6.5%- 7.9	%(14)	4/2010- 4/2018		—	—	—	—
Credit Facilities(15)	432	1,305	1.0	%(16)	1/6/2011		—	—	—	—
Convertible Notes due 2012(17)	221	221	4.0%		4/15/2012		—	—	—	—
Convertible Notes due 2014(18)	180	180	4.0%		9/1/2014		—	—	—	—

Total Unsecured Debt	1,272	2,145					—	—	—	—

Total Debt	$5,160	$6,922					$73	$298	$1,005	$3,082

(1)	Assets held as collateral are not available to pay the Company’s general obligations.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements. The Series 2009-1, Series 2009-2, Series 2009-3 and Series 2009-4 notes (the “Chesapeake Term Notes”) and Series 2010-1 Class A Notes (as defined below) have revolving periods during which time the pro-rata share of lease cash flows pledged to Chesapeake and FLRT, respectively, will create availability to fund the acquisition of vehicles to be leased to customers of the Company’s Fleet Management Services segment. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(3)	Represents the variable interest rate as of the respective date, with the exception of total vehicle management asset-backed debt, term notes, the 2014 Convertible Notes and 2012 Convertible Notes.

(4)	The maturity date for the Chesapeake Term Notes represents the end of the respective revolving period, during which time the respective notes’ pro-rata share of lease cash flows pledged to Chesapeake Funding LLC (“Chesapeake”) will create availability to fund the acquisition of vehicles to be leased to customers of the Company’s Fleet Management Services segment. Subsequent to the revolving period, the notes will amortize in accordance with their terms (as further discussed below). See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(5)	The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements.

(6)	The Company elected to allow the Series 2006-2 notes to amortize in accordance with their terms on February 26, 2009 (the “Scheduled Expiry Date”). During the Amortization Period (as defined below), the Company is unable to borrow additional amounts under these notes. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(7)	The carrying amount of the Chesapeake Series 2009-2 Series B and Series C term notes as of March 31, 2010 is net of an unamortized discount of $3 million and $4 million, respectively. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(8)	On January 27, 2010, FLRT issued approximately $119 million of senior Class A-1 term asset-backed notes which was comprised of two subclasses of senior term asset backed notes (the “Series 2010-1 Class A-1 Notes”) and approximately $224 million of senior Class A-2 term asset-backed notes which was comprised of two subclasses of senior term asset backed notes (the “Series 2010-1 Class A-2 Notes” and together with the Series 2010-1 Class A-1 Notes, collectively the “Series 2010-1 Class A Notes”) to finance a fixed pool of eligible lease assets in Canada. Three of the four subclasses of Series 2010-1 Class A Notes were denominated in Canadian dollars with the remaining subclass of Series 2010-1 Class A Notes denominated in U.S. dollars. The Series 2010-1 Class A-1 notes and Class A-2 notes are amortizing notes and have maturity dates of February 15, 2011 and November 15, 2013, respectively.

(9)	Represents the weighted-average interest rate of the Company’s vehicle management asset-backed debt arrangements as of March 31, 2010 and December 31, 2009, respectively.

(10)	The Company maintains a variable-rate committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”).

(11)	The balance and capacity represents amounts outstanding under the Company’s variable-rate uncommitted mortgage repurchase facilities (the “Fannie Mae Repurchase Facilities”) with Fannie Mae. Total uncommitted capacity was approximately $3.0 billion as of both March 31, 2010 and December 31, 2009.

(12)	Represents the variable interest rate on the majority of other mortgage warehouse asset-backed debt as of March 31, 2010 and December 31, 2009, respectively. The outstanding balance as of March 31, 2010 and December 31, 2009 also includes $3 million and $5 million, respectively, outstanding under another variable-rate mortgage warehouse facility that bore interest at 4.0% and 3.1%, respectively.

(13)	Represents medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A.

(14)	Represents the range of stated interest rates of the MTNs outstanding as of March 31, 2010 and December 31, 2009, respectively. The effective rate of interest of the Company’s outstanding MTNs was 7.2% as of both March 31, 2010 and December 31, 2009.

(15)	Credit facilities primarily represents a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.

(16)	Represents the interest rate on the Amended Credit Facility as of March 31, 2010 and December 31, 2009, respectively, excluding per annum utilization and facility fees. The outstanding balance as of March 31, 2010 and December 31, 2009 also includes $65 million and $72 million, respectively, outstanding under another variable-rate credit facility that bore interest at 1.1% and 1.0%, respectively. See “Unsecured Debt—Credit Facilities” below for additional information.

(17)	On April 2, 2008, the Company completed a private offering of the 4.0% Convertible Notes due 2012 (the “2012 Convertible Notes”) with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The carrying amount as of March 31, 2010 and December 31, 2009 is net of an unamortized discount of $25 million and $29 million, respectively. The effective rate of interest of the 2012 Convertible Notes was 12.4% as of both March 31, 2010 and December 31, 2009, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs. There were no conversions of the 2012 Convertible Notes during the three months ended March 31, 2010.

(18)	On September 29, 2009, the Company completed a private offering of the 4.0% Convertible Senior Notes due 2014 (the “2014 Convertible Notes”) with an aggregate principal balance of $250 million and a maturity date of September 1, 2014 to certain qualified institutional buyers. The carrying amount as of March 31, 2010 and December 31, 2009 is net of an unamortized discount of $67 million and $70 million, respectively. The effective rate of interest of the 2014 Convertible Notes was 13.0% as of both March 31, 2010 and December 31, 2009, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs. There were no conversions of the 2014 Convertible Notes during the three months ended March 31, 2010.
     The fair value of the Company’s debt was $5.1 billion as of both March 31, 2010 and December 31, 2009.

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
     As of March 31, 2010, 83% of the carrying value of the Company’s fleet leases collateralized the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding and term notes (the “Chesapeake Lease Portfolio”). Approximately 99% of the Chesapeake Lease Portfolio as of March 31, 2010 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of March 31, 2010, the Chesapeake Lease Portfolio consisted of 22% and 78% fixed-rate and variable-rate leases, respectively. As of March 31, 2010, the top 25 client lessees represented approximately 51% of the Chesapeake Lease Portfolio, with no client exceeding 5%.
Unsecured Debt
     Credit Facilities
     Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. As of both March 31, 2010 and December 31, 2009, borrowings under the Amended Credit Facility bore interest at a margin of 70.0 basis points (“bps”) over a benchmark index of either LIBOR or the federal funds rate. The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of both March 31, 2010 and December 31, 2009, the per annum utilization and facility fees were 12.5 bps and 17.5 bps, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Debt Maturities
     The following table provides the contractual maturities of the Company’s indebtedness at March 31, 2010. The maturities of the Company’s vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets:

	Asset-Backed	Unsecured	Total
		(In millions)
Within one year	$1,943	$235	$2,178
Between one and two years	1,026	—	1,026
Between two and three years	646	671	1,317
Between three and four years	361	—	361
Between four and five years	75	250	325
Thereafter	17	8	25

	$4,068	$1,164	$5,232

     As of March 31, 2010, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
		(In millions)
Asset-Backed Funding Arrangements
Vehicle management(2)	$3,019	$3,019	$—
Mortgage warehouse(3)	1,974	1,280	694
Unsecured Committed Credit Facilities(4)	1,305	246	1,059

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(2)	On February 27, 2009, the Amortization Period of the Series 2006-2 notes began, during which time the Company is unable to borrow additional amounts under these notes. The amount outstanding under the Series 2006-2 notes was $442 million as of March 31, 2010. The Chesapeake Term Notes have revolving periods during which time the pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased by customers of the Company’s Fleet Management Services segment. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” above for additional information.

(3)	Capacity does not reflect $2.6 billion undrawn under the $3.0 billion Fannie Mae Repurchase Facilities, as these facilities are uncommitted. Utilized capacity reflects $274 million of mortgage loans sold to RBS under the terms of the RBS Repurchase Facility. The mortgage loans and related Debt are not included in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2010.

(4)	Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Company’s Condensed Consolidated Balance Sheet.
Debt Covenants
     Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain affirmative and negative covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility and the RBS Repurchase Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Repurchase Facility requires PHH Mortgage Corporation (“PHH Mortgage”) to maintain a minimum of $3.0 billion in mortgage repurchase or warehouse facilities, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the RBS Repurchase Facility. At March 31, 2010, the Company was in compliance with all of its financial covenants related to its debt arrangements.
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
9. Income Taxes
     The Company records its interim income tax provisions or benefits by applying a projected full-year effective income tax rate to its quarterly Income before income taxes for results that it deems to be reliably estimable in accordance with ASC 740, “Income Taxes.” Certain results dependent on fair value adjustments of the Company’s Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore the Company records discrete year-to-date income tax provisions on those results.
     During the three months ended March 31, 2010, the Provision for income taxes was $11 million and was significantly impacted by a $2 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the three months ended March 31, 2010 for which the Company believes it is more likely than not that the loss carryforwards will not be realized). Due to the Company’s mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference between the state effective income tax rates during the three months ended March 31, 2010 and 2009.
     During the three months ended March 31, 2009, the Provision for income taxes was not significant, but was impacted by a $2 million decrease in valuation allowances for deferred tax assets (primarily due to the reduction of loss carryforwards as a result of taxable income generated during the three months ended March 31, 2009).
10. Commitments and Contingencies
     Loan Recourse
     The Company sells a majority of its loans on a non-recourse basis. The Company also provides representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by the Company. If there is no breach of a representation and warranty provision, the Company has no obligation to repurchase the loan or indemnify the investor against loss. The unpaid principal balance of the loans sold by the Company represents the maximum potential exposure related to representation and warranty provisions; however, the Company cannot estimate its maximum exposure because it does not service all of the loans for which it has provided a representation or warranty. The outstanding balance of other loans sold with specific recourse by the Company and those for which a breach of representation or warranty provision was identified subsequent to sale was $229 million as of March 31, 2010, 15.07% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     As of March 31, 2010, the Company had a liability of $60 million, included in Other liabilities in the Condensed Consolidated Balance Sheet, for probable losses related to the Company’s recourse exposure.
Mortgage Reinsurance
     Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium Reinsurance Corporation, the Company’s two contracts with primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans are inactive and in runoff. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. As of December 31, 2009, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 5.7 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. The Company is required to hold securities in trust related to this potential obligation, which were $286 million and were included in Restricted cash in the Condensed Consolidated Balance Sheet as of March 31, 2010. The Company’s contractual reinsurance payments outstanding as of March 31, 2010 were $3 million. As of March 31, 2010, a liability of $117 million was included in Other liabilities in the Condensed Consolidated Balance Sheet for incurred and incurred but not reported losses associated with the Company’s mortgage reinsurance activities, which was determined on an undiscounted basis.
     A summary of the activity in reinsurance-related reserves is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In millions)
Balance, January 1,	$108	$83
Realized reinsurance losses	(2)	—
Increase in reinsurance reserves	11	14

Balance, March 31,	$117	$97

11. Accumulated Other Comprehensive Income
     The components of total comprehensive income (loss) are summarized as follows:

	Three Months
	Ended March 31,
	2010	2009
	(In millions)
Net income attributable to PHH Corporation	$8	$2

Other comprehensive income (loss):
Currency translation adjustments	6	(4)

Total other comprehensive income (loss)	6	(4)

Total comprehensive income (loss)	$14	$(2)

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The after-tax components of Accumulated other comprehensive income were as follows:

	Currency		Accumulated
	Translation	Pension	Other Comprehensive
	Adjustment	Adjustment	Income
	(In millions)
Balance at December 31, 2009	$27	$(8)	$19
Change during 2010	6	—	6

Balance at March 31, 2010	$33	$(8)	$25

     The pension adjustment presented above is net of income taxes; however the currency translation adjustment presented above excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.
12. Fair Value Measurements
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
     The Company determines fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs. The Company uses unobservable inputs when observable inputs are not available. These inputs are based upon the Company’s judgments and assumptions, which are the Company’s assessment of the assumptions market participants would use in pricing the asset or liability, which may include assumptions about risk, counterparty credit quality, the Company’s creditworthiness and liquidity and are developed based on the best information available. The incorporation of counterparty credit risk did not have a significant impact on the valuation of the Company’s assets and liabilities recorded at fair value on a recurring basis as of March 31, 2010.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company has classified assets and liabilities measured at fair value on a recurring basis pursuant to the valuation hierarchy as follows:
     Mortgage Loans Held for Sale. The Company’s mortgage loans are classified within Level Two and Level Three of the valuation hierarchy.
     The fair value of MLHS classified in Level Two of the valuation hierarchy is estimated using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. The Agency MBS market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices exist for securities at the pass-through level, which are published on a regular basis. The Company has the ability to access this market and it is the market into which the Company would typically sell conforming mortgage loans.
     The Company’s Level Three MLHS primarily represent Scratch and Dent (as defined below), second-lien, certain non-conforming and construction loans which lack observable pricing data as the market for these loans is considered illiquid or distressed. The fair value of MLHS classified in Level Three of the valuation hierarchy is estimated utilizing either a discounted cash flow model or underlying collateral values. The prepayment speed, discount rates, yields and annualized credit loss assumptions used to measure the fair value of Mortgage loans held for sale using a discounted cash flow valuation methodology as of March 31, 2010 were 14%, 7-10%, 3-8% and 5-31%, respectively. As of March 31, 2010 and December 31, 2009, the Company adjusted the underlying collateral values for a pricing discount based on the most recent observable price in an active market for Mortgage loans held for sale that were valued using underlying collateral values.
     The following table reflects the difference between the carrying amount of MLHS, measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of March 31, 2010:

			Aggregate
			Unpaid
			Principal
		Aggregate	Balance
		Unpaid	Over
	Carrying	Principal	Carrying
	Amount	Balance	Amount
	(In millions)
Mortgage loans held for sale:
Total	$1,253	$1,273	$20
Loans 90 or more days past due and on non-accrual status	14	25	11

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The components of the Company’s MLHS, recorded at fair value, were as follows:

March 31,
2010
(In millions)
First mortgages:
Conforming(1)	$1,158
Non-conforming	21
Alt-A(2)	1
Construction loans	14

Total first mortgages	1,194

Second lien	12
Scratch and Dent(3)	45
Other	2

Total	$1,253

(1)	Represents mortgage loans that conform to the standards of the GSEs.

(2)	Represents mortgage loans that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgage loans with origination flaws or performance issues.
     Securitized Mortgage Loans. The Company’s securitized mortgage loans are classified within Level Three of the valuation hierarchy.
     Securitized mortgage loans represent loans securitized through the Company’s wholly owned subsidiary, PHH Mortgage Capital, LLC, using a trust that is consolidated as a VIE. (See Note 13, “Variable Interest Entities” for additional information). The loans held in the securitization trust are fixed-rate second lien residential mortgage loans that were originated primarily in 2007, have a weighted-average coupon rate of 9% and a weighted-average maturity of 13 years.
     As of March 31, 2010, the Company estimates the fair value of its securitized mortgage loans using a discounted cash flow model which projects remaining cash flows with expected prepayment speeds, loss rates and loss severities as the key drivers. The prepayment assumption of 11% (annual rate) is based on market prepayment curves from current industry data. The loss rate of 12% (cumulative rate) is based on the default curve adjusted for the actual performance of the underlying collateral. The weighted-average discount rate of 14% (annual rate) is based on an expectation of the market-risk premium for these types of securities.
     Derivative Instruments. The Company’s derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.
          Forward Delivery Commitments
     The Company’s forward delivery commitments are classified within Level Two of the valuation hierarchy. Forward delivery commitments fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. The fair value of the Company’s forward delivery commitments is primarily based upon the current to be announced pricing of the Agency MBS market, which for conforming loans is specific to the forward loan program, delivery coupon and delivery date of the trade. The Company also enters into best efforts sales commitments (“BESCs”) for certain loans at the time the borrower commitment is made. These BESCs are valued using the committed price to the counterparty against the current market price of the IRLCs or mortgage loan held for sale.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          Interest Rate Lock Commitments
     The Company’s IRLCs are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The fair value of the Company’s IRLCs is based upon the estimated fair value of the underlying mortgage loan adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan (“pullthrough”). See Note 6, “Derivatives and Risk Management Activities” for additional information regarding risk management policies and related market risk around IRLCs. The Company estimates pullthrough based on changes in pricing and actual borrower behavior. The average pullthrough percentage used in measuring the fair value of IRLCs was 77% as of March 31, 2010.
     Mortgage Servicing Rights. The Company’s MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the inactive market for such assets. See Note 5, “Mortgage Loan Sales” and Note 6, “Derivatives and Risk Management Activities” for additional information regarding the significant inputs and valuation techniques of MSRs.
     Mortgage Loan Securitization Debt Certificates. The Company’s mortgage loan securitization debt certificates are classified within Level Three of the valuation hierarchy.
     Mortgage loan securitization debt certificates represent senior securitization certificates payable through the securitization trust, which is consolidated as a VIE, to third-party holders of the certificates.
     As of March 31, 2010, the Company estimates the fair value of its mortgage loan securitization debt certificates using a discounted cash flow model which projects remaining cash flows with expected prepayment speeds. The prepayment assumption of 11% (annual rate) is based on market prepayment curves from current industry data. The discount rate of 10% (annual rate) is based on an expectation of the market-risk premium for these types of securities.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company’s classes of assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2010
				Cash
	Level	Level	Level	Collateral and
	One	Two	Three	Netting(1)	Total
	(In millions)
Assets:
Mortgage loans held for sale	$—	$1,161	$92	$—	$1,253
Mortgage servicing rights	—	—	1,458	—	1,458
Other assets:
Investment securities	—	—	1	—	1
Derivative assets:
IRLCs	—	—	55	—	55
Forward delivery commitments related to interest rate and price risk for MLHS and IRLCs	—	26	—	(5)	21
Contracts related to interest rate risk for debt arrangements and variable-rate leases	—	5	—	—	5
Derivative instruments related to the issuance of the 2014 Convertible Notes	—	—	72	—	72
Securitized mortgage loans	—	—	49	—	49
Liabilities:
Other liabilities:
Derivative liabilities:
IRLCs	—	—	4	—	4
Forward delivery commitments related to interest rate and price risk for MLHS and IRLCs	—	9	—	(6)	3
Derivative instruments related to the issuance of the 2014 Convertible Notes	—	—	72	—	72
Foreign exchange contracts	—	3	—	—	3
Debt:
Mortgage loan securitization debt certificates	—	—	37	—	37

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2009
				Cash
	Level	Level	Level	Collateral and
	One	Two	Three	Netting(1)	Total
	(In millions)
Assets:
Mortgage loans held for sale	$—	$1,107	$111	$—	$1,218
Mortgage servicing rights	—	—	1,413	—	1,413
Other assets:
Investment securities	—	—	12	—	12
Derivative assets	—	86	68	(10)	144
Liabilities:
Other liabilities:
Derivative liabilities	—	15	42	(5)	52

(1)	Adjustments to arrive at the carrying amounts of assets and liabilities presented in the Condensed Consolidated Balance Sheets which represent the effect of netting the payable or receivable and cash collateral held or placed with the same counterparties under master netting arrangements between the Company and its counterparties.
     The activity in the Company’s assets and liabilities that are classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended March 31, 2010
		Realized	Purchases,
	Balance,	and	Issuances	Transfers	Transfers		Balance,
	Beginning	Unrealized	and	Into	Out of		End
	of	(Losses)	Settlements,	Level	Level	Transition	of
	Period	Gains	net	Three(1)	Three(2)	Adjustment(3)	Period
Assets:
Mortgage loans held for sale	$111	(1)	(22)	18	(14)	—	$92
Mortgage servicing rights	1,413	(52)	97	—	—	—	1,458
Other assets:
Investment securities	12	—	—	—	—	(11)	1
IRLCs, net	26	202	(177)	—	—	—	51
Securitized mortgage loans	—	2	(4)	—	—	51	49
Liabilities:
Debt:
Mortgage loan securitization debt certificates	—	1	(4)	—	—	40	37

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31, 2009
		Realized		Purchases,	Transfers
	Balance,	and		Issuances	Out of		Balance,
	Beginning	Unrealized		and	Level		End
	of	(Losses)		Settlements,	Three,		of
	Period	Gains		net	net		Period
	(In millions)
Assets:
Mortgage loans held for sale	$177	$(17)		$(29)	$(6	)(5)	$125
Mortgage servicing rights	1,282	(163	)(4)	104	—		1,223
Other assets:
Investment securities	37	(2)		(3)	—		32
Derivatives, net	70	169		(118)	—		121

(1)	Represents transfers to Scratch and Dent loans that converted from conforming loans during the three months ended March 31, 2010.

(2)	Represents Scratch and Dent and construction loans that were foreclosed upon, construction loans that converted to first mortgages and Scratch and Dent loans with origination flaws that were corrected during the three months ended March 31, 2010. The Company’s mortgage loans in foreclosure are measured at fair value on a non-recurring basis, as discussed in further detail below.

(3)	Represents the transition adjustment related to the adoption of ASC 810 and ASC 860 resulting in the consolidation of a mortgage loan securitization trust (See Note 1, “Summary of Significant Accounting Policies” and Note 13, “Variable Interest Entities” for additional information).

(4)	Represents the reduction in the fair value of MSRs due to the realization of expected cash flows from the Company’s MSRs and the change in fair value of the Company’s MSRs due to changes in market inputs and assumptions used in the MSR valuation model.

(5)	Represents Scratch and Dent loans that were foreclosed upon and construction loans that converted to first mortgages during the three months ended March 31, 2009. The Company’s mortgage loans in foreclosure are measured at fair value on a non-recurring basis, as discussed in further detail below.
     The Company’s realized and unrealized gains and losses related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31, 2010
	Mortgage				Mortgage
	Loans	Mortgage		Securitized	Loan Securitization
	Held for	Servicing		Mortgage	Debt
	Sale	Rights	IRLCs	Loans	Certificates
	(In millions)
Gain on mortgage loans, net	$(4)	$—	$202	$—	$—
Change in fair value of mortgage servicing rights	—	(52)	—	—	—
Mortgage interest income	3	—	—	1	—
Mortgage interest expense	—	—	—	—	(1)
Other income	—	—	—	1	—

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31, 2009
	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
	(In millions)
Gain on mortgage loans, net	$(19)	$—	$—	$169
Change in fair value of mortgage servicing rights	—	(163)	—	—
Mortgage interest income	2	—	—	—
Other income	—	—	(2)	—
     The Company’s unrealized gains and losses included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

Three Months Ended March 31, 2010
Change in
Fair Value
	Gain on	of Mortgage	Mortgage
	Mortgage	Servicing	Interest	Other
	Loans, net	Rights	Income	Income
(In millions)
Unrealized gain	$44	$11	$1	$1

Three Months Ended March 31, 2009
Change in
Fair Value
	Gain on	of Mortgage	Mortgage
	Mortgage	Servicing	Interest	Other
	Loans, net	Rights	Income	Income
(In millions)
Unrealized gain (loss)	$101	$(71)	$1	$(2)
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
     Changes in the availability of observable inputs may result in the reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs.
     The Company’s mortgage loans in foreclosure and real estate owned (“REO”), which are included in Other assets in the Condensed Consolidated Balance Sheets, are evaluated for impairment using fair value measurements on a non-recurring basis. The evaluation of impairment reflects an estimate of losses currently incurred at the balance sheet date, which will likely not be recoverable from guarantors, insurers or investors. The impairment of mortgage loans in foreclosure, which represents the unpaid principal balance of mortgage loans for

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
which foreclosure proceedings have been initiated, plus recoverable advances made by the Company on those loans, is based on the fair value of the underlying collateral, determined on a loan level basis, less costs to sell. The Company estimates the fair value of the collateral by considering appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions. The Company records REO, which are acquired from mortgagors in default, at the lower of adjusted carrying amount at the time the property is acquired or fair value of the property, less estimated costs to sell. The Company estimates the fair value of REO using appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions.
     The carrying value of the Company’s mortgage loans in foreclosure and REO were as follows:

	March 31,	December 31,
	2010	2009
	(In millions)
Mortgage loans in foreclosure	$114	$113
Allowance for probable losses	(20)	(20)

Mortgage loans in foreclosure, net	$94	$93

REO	$45	$51
Adjustment to estimated net realizable value	(16)	(15)

REO, net	$29	$36

     The allowance for probable losses associated with the Company’s mortgage loans in foreclosure as of March 31, 2010 and December 31, 2009 and the adjustment to record REO at their estimated net realizable value as of March 31, 2010 were determined based upon fair value measurements from Level Two of the valuation hierarchy. During the three months ended March 31, 2010 and 2009, the Company recorded total foreclosure-related charges of $23 million and $21 million, respectively, in Other operating expenses in the Condensed Consolidated Statements of Operations, which included the provision for probable losses related to the Company’s off-balance sheet recourse exposure in addition to the provision for valuation adjustments for mortgage loans in foreclosure and REO. See Note 10, “Commitments and Contingencies” for further discussion regarding the Company’s off-balance sheet recourse exposure.
13. Variable Interest Entities
     The Company determines whether an entity is a VIE and whether it is the primary beneficiary at the date of initial involvement with the entity. Reconsideration of an entity’s status as a VIE is based on the occurrence of certain events. With the updates to ASC 810, the Company reassesses whether it is the primary beneficiary of a VIE on an ongoing basis based on changes in facts and circumstances whereas prior to the updates to ASC 810 this assessment was made only upon the occurrence of certain events affecting the VIE’s equity investment at risk and upon certain changes in the VIE’s activities. In determining whether it is the primary beneficiary, the Company considers the purpose and activities of the VIE, including the variability and related risks the VIE incurs and transfers to other entities and their related parties. With the updates to ASC 810, these factors are considered in determining which entity has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and whether that entity also has the obligation to absorb losses of or receive benefits from the VIE that could be potentially significant to the VIE. Prior to the updates to ASC 810, the Company considered these factors to make a qualitative assessment and, if inconclusive, a quantitative assessment of whether it would absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual returns. If the Company determines that it is the primary beneficiary of the VIE, the VIE is consolidated within the Company’s Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Mortgage Venture
     For the three months ended March 31, 2010, approximately 30% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 76% were originated by the Mortgage Venture. During the three months ended March 31, 2010, the Mortgage Venture brokered or sold $1.8 billion of mortgage loans to the Company under the terms of a loan purchase agreement with the Mortgage Venture, whereby the Mortgage Venture has committed to sell or broker, and the Company has agreed to purchase or fund, certain loans originated by the Mortgage Venture. As of March 31, 2010, the Company had outstanding commitments to purchase or fund $1.3 billion of MLHS and fulfilled IRLCs resulting in closed mortgage loans from the Mortgage Venture.
     During the three months ended March 31, 2010, the Company did not receive distributions from or make any capital contributions to the Mortgage Venture. The Company has been the primary beneficiary of the Mortgage Venture since its inception, and current period events did not change the decision regarding whether or not to consolidate the Mortgage Venture.
     The assets and liabilities of the Mortgage Venture, consolidated with its subsidiaries, included in the Company’s Condensed Consolidated Balance Sheets are as follows:

	March 31,	December 31,
	2010	2009
	(In millions)
ASSETS
Cash	$24	$40
Mortgage loans held for sale	76	60
Accounts receivable, net	2	2
Property, plant and equipment, net	1	1
Other assets	6	6

Total assets	$109	$109

LIABILITIES
Accounts payable and accrued expenses	$15	$14
Other liabilities	3	2

Total liabilities(1)	$18	$16

(1)	Total liabilities exclude $12 million and $15 million of intercompany payables as of March 31, 2010 and December 31, 2009, respectively.
     As of both March 31, 2010 and December 31, 2009, the Company’s investment in the Mortgage Venture was $77 million. In addition to this investment, the Company had $12 million and $15 million in receivables, from the Mortgage Venture as of March 31, 2010 and December 31, 2009, respectively.
     During the three months ended March 31, 2010 and 2009, the Mortgage Venture originated $1.8 billion and $2.3 billion, respectively, of residential mortgage loans.
     Mortgage Loan Securitization Trust
     As a result of the adoption of updates to ASC 810 and ASC 860 as of January 1, 2010, the Company was required to consolidate a mortgage loan securitization trust that prior to the adoption of updates to ASC 810 and ASC 860 met the QSPE scope exception. The mortgage loan securitization trust included in the Company’s

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Condensed Consolidated Balance Sheet at March 31, 2010 had $49 million in Total assets and $37 million in Total liabilities. Additionally, $12 million of the trust’s securitized debt certificates are held by the Company. The Company’s investment in the subordinated debt and residual interests, in connection with its function as servicer for the trust, provides the Company with a controlling financial interest in the trust.
     Chesapeake and D.L. Peterson Trust
     The consolidated assets and liabilities of Chesapeake, Chesapeake Finance Holdings LLC and D.L. Peterson Trust included in the Company’s Condensed Consolidated Balance Sheets are as follows:

	March 31,	December 31,
	2010	2009
	(In millions)
ASSETS
Cash and cash equivalents	$3	$3
Restricted cash(1)	221	297
Accounts receivable	22	21
Net investment in fleet leases	2,988	3,046
Other assets	18	22

Total assets(2)	$3,252	$3,389

LIABILITIES
Accounts payable and accrued expenses	3	3
Debt(3)	2,645	2,859

Total liabilities	$2,648	$2,862

(1)	Restricted cash primarily relates to amounts specifically designated to purchase assets, to repay debt and/or to provide over-collateralization related to the Company’s vehicle management asset-backed debt arrangements.

(2)	See Note 8, “Debt and Borrowing Arrangements” for assets held as collateral related to the Company’s vehicle management asset-backed debt arrangements, which are not available to pay the Company’s general obligations.

(3)	See Note 8, “Debt and Borrowing Arrangements” for additional information regarding the variable funding and term notes issued by Chesapeake.
     Fleet Leasing Receivables Trust
     FLRT is a Canadian special purpose trust and its primary business activities include the acquisition, disposition and administration of purchased or acquired lease assets from our other Canadian subsidiaries and the borrowing of funds or the issuance of securities to finance such acquisitions.
     The Company determined that FLRT and PHH Fleet Lease Receivables LP are VIEs. The Company considered the nature and purpose of each of the entities and how the risk transferred to interest holders through their variable interests. The Company determined on a qualitative basis that it is the primary beneficiary of each of these entities.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The consolidated assets and liabilities of FLRT and PHH Fleet Lease Receivables LP included in the Company’s Condensed Consolidated Balance Sheets are as follows:

March 31,
2010
(In millions)
ASSETS
Restricted cash(1)	$25
Accounts receivable	3
Net investment in fleet leases	412
Other assets	5

Total assets(2)	$445

LIABILITIES
Debt	$330
Other liabilities	3

Total liabilities	$333

(1)	Restricted cash primarily relates to amounts specifically designated to repay debt and/or to provide over-collateralization related to the Company’s vehicle management asset-backed debt arrangements.

(2)	See Note 8, “Debt and Borrowing Arrangements” for assets held as collateral related to the Company’s vehicle management asset-backed debt arrangements, which are not available to pay the Company’s general obligations.
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
     The Company’s segment results were as follows:

	Net Revenues			Segment Profit (Loss)(1)
	Three Months			Three Months
	Ended March 31,			Ended March 31,
	2010	2009	Change	2010	2009	Change
	(In millions)
Mortgage Production segment	$152	$248	$(96)	$25	$113	$(88)
Mortgage Servicing segment	36	(74)	110	(13)	(118)	105

Combined Mortgage Services segments	188	174	14	12	(5)	17
Fleet Management Services segment	390	414	(24)	8	7	1

Total reportable segments	578	588	(10)	20	2	18
Other (2)	(1)	(1)	—	(1)	—	(1)

Total Company	$577	$587	$(10)	$19	$2	$17

(1)	The following is a reconciliation of Income before income taxes to segment profit:

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months
	Ended March 31,
	2010	2009
	(In millions)
Income before income taxes	$19	$5
Less: net income attributable to noncontrolling interest	—	3

Segment profit	$19	$2

(2)	Amounts included under the heading Other represent intersegment eliminations and amounts not allocated to the Company’s reportable segments. Segment loss included under the heading Other for three months ended March 31, 2010 represents severance costs for the Company’s former chief executive officer.
15. Subsequent Events
     The Mortgage Venture entered into a $150 million committed mortgage warehouse financing facility, dated as of April 8, 2010, with Ally Bank pursuant to a master repurchase agreement and certain related agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and our Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “Form 10-Q”) and “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (our“2009 Form 10-K”).
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
     In 2009, after assessing our cost structure and processes, we initiated a transformation effort directed towards creating greater operational efficiencies, improving scalability of our operating platforms and reducing our operating expenses. This effort involves evaluating and improving operational and administrative processes, eliminating inefficiencies and targeting areas of the market where we can leverage our competitive strengths. Our efforts are expected to result in $40 million in expense reductions in 2010 and $100 to $120 million of annual operating expense reductions beginning in 2011. These reductions in expenses represent approximately 17% of the $577 million of expenses targeted to date in our transformation effort. In addition, we accrued severance costs of approximately $10 million in the fourth quarter of 2009 reflecting expected headcount reductions associated with our planned expense reductions.
     Through the first quarter, our efforts resulted in annualized run-rate operating expense reductions of approximately $28 million of the $100 to $120 million 2011 goal, which resulted in approximately $4 million in operating expense reductions in the first quarter of 2010. To deliver these operating expense reductions, we incurred approximately $8 million in operating expenses, which produced a net investment in our transformation program of approximately $4 million in the first quarter of 2010. These expenses were greater than our initial plan as we moved aggressively to accelerate operating expense reductions and provide the foundation for sustained operational improvements into 2011.
Executive Summary
     During the first quarters of 2010 and 2009, our consolidated results were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In millions)
Net income attributable to PHH Corporation	$8	$2
Basic and diluted earnings per share attributable to PHH Corporation	0.15	0.04

     During the first quarter of 2010 in comparison to the first quarter of 2009, segment profit (loss) was primarily driven by:
•	Combined Mortgage Services Segments of $12 Million vs. $(5) Million: a favorable change in the valuation adjustments related to MSRs resulting from a decline in mortgage interest rates during the first quarter of 2009, a lower reduction in the value of MSRs due to prepayments and our ongoing efforts to create a more scalable mortgage production platform partially offset by lower mortgage production results from decreasing margins on mortgage loans and lower volumes of more profitable first mortgage retail originations and interest rate lock commitments (“IRLCs”) expected to close.
•	Mortgage Production Segment of $25 Million vs. $113 Million: lower margins on mortgage loans, lower volumes of more profitable first mortgage retail originations and IRLCs expected to close due to the decline in refinancing closings partially offset by our ongoing efforts to create a more scalable mortgage production platform.

•	Mortgage Servicing Segment of $(13) Million vs. $(118) Million: a favorable change in the valuation adjustments related to MSRs resulting from declines in mortgage interest rates during the first quarter of 2009 and a lower reduction in the value of MSRs due to prepayments partially offset by greater reduction in the fair value of MSRs due to changes in credit-related adjustments.
•	Fleet Management Services Segment of $8 Million vs. $7 Million: segment profit during 2010 compared to 2009 was driven by improving leasing margins partially offset by accelerated of costs associated with the execution of the transformation plan.
     See “—Results of Operations—First Quarter 2010 vs. First Quarter 2009” for additional information regarding our consolidated results and the results of each of our reportable segments for the respective period.
Mortgage Services
Regulatory Trends
     The U.S. economic recession has resulted, and could continue to result, in increased delinquencies, home price depreciation and lower home sales. In response to these trends, the U.S. government has taken several actions that are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. Certain of these actions are also intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes. Some of these key actions that have impacted, and may continue to impact, the U.S. mortgage industry include the enactment of the Housing and Economic Recovery Act of 2008, the conservatorship of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), the enactment of the Emergency Economic Stabilization Act of 2008, TARP, the implementation of a streamlined loan modification program for Fannie Mae loans for qualified borrowers and enhanced economic incentive compensation for mortgage loan servicers to modify qualified loans with additional incentives for loans that continue to perform for a period of time following modification (“HAMP”) and the Home Affordable Refinance Program as part of the Homeowner Affordability and Stability Plan (“HASP”), the purchase by the Federal Reserve of direct obligations of the GSEs, the enactment of the American Recovery and Reinvestment Act of 2009 and the implementation of the Public-Private Investment Program.
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
     Additionally, during 2009 the U.S. Treasury Department (the “Treasury”) issued a report recommending the enactment of sweeping financial regulatory reform legislation. Although a variety of reforms have been the subject of recent debate, pending legislative and regulatory proposals, including bills in the U.S. House of Representatives and the U.S. Senate, suggest a common theme of requiring sponsors of securitizations to retain a portion of the risk of assets securitized by them. While we are continuing to evaluate these legislative and regulatory proposals, it is too early to tell when or if any of the proposals will be enacted and what impact any such proposals could have on the mortgage industry. However, if enacted as proposed, these legislative and regulatory proposals could materially affect the manner in which we conduct our businesses and result in heightened federal regulation and oversight of our business activities.
     While it is too early to determine the impact of the foregoing governmental initiatives, there can be no assurance that any of these programs will improve the effects of the current economic recession on our business. We also may be at a competitive disadvantage in the event that our competitors are able to participate in these federal programs and it is determined that we are not eligible to participate in these programs.
Mortgage Industry Trends
Overall Trends
     The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates, the strength of the U.S. housing market and investor underwriting standards for borrower credit and loan-to-value ratios (“LTVs”). During the first quarter of 2010, secondary market demand and prevailing mortgage interest rates continued to be positively impacted by the Federal Reserve’s purchase of mortgage-backed securities (“MBS”) issued by the GSEs, which ended on March 31, 2010. Although we have not observed any appreciable impact from this action to date, the cessation of this program could result in adverse conditions in the secondary mortgage market, which may change the trend of prevailing mortgage interest rates experienced in 2009 and the first quarter of 2010. This development could negatively impact our Mortgage Production and Mortgage Servicing segments during the remainder of 2010, as further discussed below.
     The mortgage industry has continued to utilize more restrictive underwriting standards that made it more difficult for borrowers with less than prime credit records, limited funds for down payments or a high LTV to qualify for a mortgage. While there is uncertainty regarding their long-term impact, the HASP programs, discussed above under “—Regulatory Trends,” expands the population of eligible borrowers by expanding the maximum LTV to 125% for existing Fannie Mae loans which we believe had a favorable impact on mortgage industry origination volumes and may continue during the remainder of 2010.
     As of April 2010, Fannie Mae’s Economics and Mortgage Market Analysis forecasted a decrease in industry loan originations of approximately 34% in 2010 from forecasted 2009 levels, which was comprised of a 57% decrease in forecasted refinance activity partially offset by a 17% increase in forecasted purchase originations.
     See “—Liquidity and Capital Resources—General” for a discussion of trends relating to the credit markets and the impact of these trends on our liquidity.
Mortgage Production Trends
     As a result of the government programs discussed above under “—Regulatory Trends,” mortgage rates reached historically low levels during 2009 and the first quarter of 2010. Our Mortgage Production segment’s refinance originations decreased during the first quarter of 2010, and consistent with Fannie Mae’s Economics and

Mortgage Market Analysis forecast, we believe that overall refinance originations for the mortgage industry and our Mortgage Production segment may decrease during the remainder of 2010 in comparison to the comparable periods of 2009; however, the impact of the decrease in refinance activity should be softened by the expected recovery in the purchase market. The level of interest rates is a key driver of refinancing activity; however, there are other factors which influence the level of refinance originations, including home prices, underwriting standards and product characteristics. Refinancing activity during the remainder of 2010 may also be impacted by many borrowers who have existing adjustable-rate mortgage loans (“ARMs”) that will have their rates reset. Although short-term interest rates are at or near historically low levels, lower fixed interest rates may provide an incentive for those borrowers to seek to refinance loans subject to interest rate changes.
     Loan margins across the industry decreased during the first quarter of 2010 from the highs of 2009 given the decline in the industry origination volume. However, they have remained and we expect them to continue to remain higher than years prior to 2008, which we believe is reflective of a longer term view of the returns required to manage the underlying risk of a mortgage production business.
     Although the first quarter of 2010 continued to be a challenging environment for purchase originations, our Mortgage Production segment’s origination volumes were positively impacted by a higher level of home affordability driven by both declines in home prices and historically low mortgage interest rates, as well as the availability of tax incentives for first time homebuyers and qualified repeat buyers, which were expanded to home purchases with a binding sales contract signed by April 30, 2010. Although we expect the environment for purchase originations to continue to be challenging during the remainder of 2010, we anticipate that this greater level of housing affordability could continue to improve expected purchase originations for the mortgage industry during the remainder of 2010.
     In response to the trends impacting the decline in overall industry originations and margins, we are actively working to grow our market share and improve our profitability. See “—Results of Operations—First Quarter of 2010 vs. First Quarter of 2009—Segment Results—Mortgage Production Segment” for a further discussion of these initiatives and their anticipated impact on our mortgage business.
     The majority of industry loan originations during the first quarter of 2010 were fixed-rate conforming loans and substantially all of our loans closed to be sold during the first quarter of 2010 were conforming. We continued to observe a lack of liquidity and lower valuations in the secondary mortgage market for non-conforming loans during the three months ended March 31, 2010. Although we expect this trend to continue into 2010, we have observed that the market for prime loan production with loan amounts exceeding the GSE guidelines have begun to reemerge.
     The components of our mortgage loans held for sale (“MLHS”), recorded at fair value, were as follows:

March 31,
2010
(In millions)
First mortgages:
Conforming(1)	$1,158
Non-conforming	21
Alt-A(2)	1
Construction loans	14

Total first mortgages	1,194

Second lien	12
Scratch and Dent(3)	45
Other	2

Total	$1,253

(1)	Represents mortgage loans that conform to the standards of the GSEs.

(2)	Represents mortgage loans that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgage loans with origination flaws or performance issues.

Mortgage Servicing Trends
     The declining housing market and general economic conditions, including elevated unemployment rates, have continued to negatively impact our Mortgage Servicing segment. Industry-wide mortgage loan delinquency rates have increased and we expect they will continue to increase over 2009 levels in correlation with unemployment rates. We expect foreclosure costs to remain elevated during the remainder of 2010 due to an increase in loss severity and repurchase requests and declining home prices. We experienced increases in actual and projected repurchases, indemnifications and related loss severity associated with the representations and warranties that we provide to purchasers and insurers of our sold loans, which we expect to continue to remain at elevated levels during the remainder of 2010, primarily due to increased delinquency rates and a decline in housing prices. These trends are considered in the determination of our foreclosure-related reserves; however, changes in these trends and other economic factors as well as the level and composition of our mortgage production volumes will impact the balance of our foreclosure-related reserves.
     A summary of the activity in foreclosure-related reserves is as follows:

	Three Months
	Ended March 31,
	2010	2009
	(In millions)
Foreclosure-related reserves, January 1,	$86	$81
Realized foreclosure losses	(16)	(15)
Increase in foreclosure reserves	26	22

Foreclosure-related reserves, March 31,	$96	$88

     During the first quarter of 2010, servicer incentives received from the Treasury, under HAMP, were not significant and did not significantly impact our results of operations.
     As of March 31, 2010, Atrium Reinsurance Corporation (“Atrium”) had outstanding reinsurance agreements that were inactive and in runoff with two primary mortgage insurers. While in runoff, Atrium will continue to collect premiums and have risk of loss on the current population of loans reinsured, but may not add to that population of loans.
     Although HAMP could reduce our exposure to reinsurance losses through the loan modification and refinance programs, increases in mortgage loan delinquency rates and lower home prices could continue to have a further negative impact on our reinsurance business.
     A summary of the activity in reinsurance-related reserves is as follows:

	Three Months
	Ended March 31,
	2010	2009
	(In millions)
Reinsurance-related reserves, January 1,	$108	$83
Realized reinsurance losses	(2)	—
Increase in reinsurance reserves	11	14

Reinsurance-related reserves, March 31,	$117	$97

     As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, our provision for reinsurance losses may increase during the remainder of 2010 in comparison to 2009 as anticipated losses become incurred. Additionally, we expect to continue to pay claims for certain book years during the remainder of 2010. We hold securities in trust related to our potential obligation to pay such claims, which were $286 million and were included in Restricted cash in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2010. We continue to believe that this amount is significantly higher than the expected claims.

     See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q for additional information regarding mortgage reinsurance and loan repurchases.
Fleet Management Services Segment
Fleet Industry Trends
     Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services. The U.S. commercial fleet management services market has continued to experience minimal growth over the last several years as reported by the Automotive Fleet. The North American automobile manufacturers are projecting an increase in the demand for new vehicle production during the remainder of 2010, which we believe may include an increase in the demand for commercial fleet vehicles. Despite the fact that there appears to be signs of recovery within the industry, we experienced a decline in our leased units in the first quarter of 2010 and we expect that this trend will also continue during the remainder of 2010 as the increase in replacement vehicles is not likely to completely offset the impact of the U.S. economic recession.
Market and Credit Risk
     We are exposed to market and credit risks. See “—Item 3. Quantitative and Qualitative Disclosures About Market Risk” and “Part I—Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in our 2009 Form 10-K for more information.
Results of Operations—First Quarter 2010 vs. First Quarter 2009
Consolidated Results
     Our consolidated results of operations for the first quarters of 2010 and 2009 were comprised of the following:

	Three Months Ended
	March 31,
	2010	2009	Change
		(In millions)
Net fee income	$90	$98	$(8)
Fleet lease income	339	364	(25)
Gain on mortgage loans, net	105	188	(83)
Mortgage net finance expense	(20)	(11)	(9)
Loan servicing income	101	100	1
Change in fair value of mortgage servicing rights	(52)	(163)	111
Other income	14	11	3

Net revenues	577	587	(10)

Depreciation on operating leases	308	325	(17)
Fleet interest expense	23	30	(7)
Total other expenses	227	227	—

Total expenses	558	582	(24)

Income before income taxes	19	5	14
Provision for income taxes	11	—	11

Net income	8	5	3
Less: net income attributable to noncontrolling interest	—	3	(3)

Net income attributable to PHH Corporation	$8	$2	$6

     During the first quarter of 2010, our Net revenues decreased by $10 million (2%) compared to the first quarter of 2009, due to decreases of $96 million in our Mortgage Production segment and $24 million in our Fleet Management Services segment that were partially offset by a $110 million increase in our Mortgage Servicing segment. Our Income before income taxes increased by $14 million during the first quarter of 2010 compared to the first quarter of 2009 due to favorable changes of $105 million in our Mortgage Servicing segment and $1 million in our Fleet Management Services segment that were partially offset by unfavorable changes of $91 million in our Mortgage Production segment and $1 million of expenses not allocated to our reportable segments during the first quarter of 2010.
     We record our interim income tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740, “Income Taxes.” Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore we record discrete year-to-date income tax provisions on those results.
     During the first quarter of 2010, the Provision for income taxes was $11 million and was significantly impacted by a $2 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the first quarter of 2010 for which we believe it is more likely than not that the loss carryforwards will not be realized). Due to our mix of income and loss from our operations by entity and state income tax jurisdiction, there was a significant difference between the state effective income tax rates during the first quarters of 2010 and 2009.
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
     During the first quarter of 2010, our Mortgage and Fleet businesses paid dividends to PHH Corporation in order to effect a reallocation of capital between our businesses. Management evaluated several data sources, including rating agency leverage benchmarks, industry comparables and asset-backed securities (“ABS”) market subordination levels to establish the revised equity levels in our businesses. The dividend payments impact the balances under our intercompany funding arrangements, which is used to determine the allocation of our financing costs to our segments. Had the dividends been paid at the beginning of 2009, segment (profit) loss for our Combined Mortgage Services segments and our Mortgage Production segment would have each changed favorably by $3 million and segment profit for our Fleet Management Services segment would have decreased by $3 million for the first quarter of 2009.
Mortgage Services
     Profit (loss) for our combined Mortgage Services segments changed favorably by $17 million during the first quarter of 2010 compared to the first quarter of 2009 primarily due to a $14 million increase in Net revenues.
     Net revenues for our combined Mortgage Services segments increased by $14 million during the first quarter of 2010 compared to the first quarter of 2009 due to an increase of $110 million in our Mortgage Servicing segment primarily due to a favorable change in fair value of mortgage servicing rights partially offset by a decrease of $96 million in our Mortgage Production segment primarily attributable to lower volumes and margins on mortgage loans and a decrease in IRLCs expected to close.

The following tables present the key drivers and related components of Total expenses:

	Three Months Ended
	March 31,
	2010	2009	Change	% Change
		($ in millions)
First mortgage closings (units)	30,387	36,325	(5,938)	(16)%
Second-lien closings (units)	2,232	3,023	(791)	(26)%

Total number of loans closed (units)	32,619	39,348	(6,729)	(17)%

Average loan servicing portfolio	$152,291	$149,279	$3,012	2%

	Three Months Ended
	March 31,
	2010	2009	Change	% Change
		(In millions)
Production-related expenses(1)	$94	$101	$(7)	(7)%
Servicing-related expenses	19	17	2	12%
Foreclosure costs	23	21	2	10%
Other expenses	40	37	3	8%

Total expenses	$176	$176	$—	—

(1)	Approximately 78% of production-related expenses for the first quarter of 2010 are scalable with origination volumes.
     Production-related expenses represent direct costs associated with the origination of mortgage loans, including commissions, appraisal expenses, automated underwriting and other closing costs, as well as production support costs, including underwriting, processing and secondary marketing. Due to the marginal costs associated with the origination of second-lien loan originations, production-related expenses are primarily driven by first mortgage closings. Production-related expenses decreased by 7% primarily due to a 16% decrease in the total number of first mortgage closings (units) that was partially offset by the maintenance of the cost structure to support the production platform for the anticipated volumes for the remainder of 2010 due to the seasonal impact of production volumes in the first quarter. Servicing-related expenses represent the operating costs of our Mortgage Servicing segment for performing the related servicing activities associated with our loan servicing portfolio. The increase in servicing-related expenses is primarily due to the higher costs associated with the increase in delinquencies and defaults in our loan servicing portfolio. Other expenses consist of support functions, including information technology, finance, human resources, legal and corporate allocations.

     The following table presents a summary of our financial results for our combined Mortgage Services segments and is followed by a discussion of each of the key components of Net revenues and Total expenses for the two reportable segments individually:

	Three Months Ended
	March 31,
	2010	2009	Change	% Change
		(In millions)
Mortgage fees	$52	$61	$(9)	(15)%

Gain on mortgage loans, net	105	188	(83)	(44)%

Mortgage interest income	19	25	(6)	(24)%
Mortgage interest expense	(38)	(36)	(2)	(6)%

Mortgage net finance expense	(19)	(11)	(8)	(73)%

Loan servicing income	101	100	1	1%
Change in fair value of mortgage servicing rights	(52)	(163)	111	68%

Net loan servicing income (loss)	49	(63)	112	n/m (1)

Other income (expense)	1	(1)	2	n/m (1)

Net revenues	188	174	14	8%

Salaries and related expenses	86	89	(3)	(3)%
Occupancy and other office expenses	11	11	—	—
Other depreciation and amortization	3	3	—	—
Other operating expenses	76	73	3	4%

Total expenses	176	176	—	—

Income (loss) before income taxes	12	(2)	14	n/m (1)
Less: net income attributable to noncontrolling interest	—	3	(3)	(100)%

Combined Mortgage Services segments profit (loss)	$12	$(5)	$17	n/m (1)

(1)	n/m — Not meaningful.

Mortgage Production Segment
     The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended March 31,
	2010	2009	Change	% Change
	(Dollars in millions, except
	average loan amount)
Loans closed to be sold	$5,673	$7,307	$(1,634)	(22)%
Fee-based closings	2,152	1,589	563	35%

Total closings	$7,825	$8,896	$(1,071)	(12)%

Purchase closings	$3,418	$2,586	$832	32%
Refinance closings	4,407	6,310	(1,903)	(30)%

Total closings	$7,825	$8,896	$(1,071)	(12)%

Fixed rate	$5,925	$7,615	$(1,690)	(22)%
Adjustable rate	1,900	1,281	619	48%

Total closings	$7,825	$8,896	$(1,071)	(12)%

First mortgage closings (units)	30,387	36,325	(5,938)	(16)%
Second-lien closings (units)	2,232	3,023	(791)	(26)%

Number of loans closed (units)	32,619	39,348	(6,729)	(17)%

Retail closings (units)	22,987	32,782	(9,795)	(30)%
Wholesale/correspondent closings (units)	9,632	6,566	3,066	47%

Number of loans closed (units)	32,619	39,348	(6,729)	(17)%

Average loan amount	$239,899	$226,082	$13,817	6%

Loans sold	$5,762	$5,925	$(163)	(3)%

Applications	$12,199	$15,724	$(3,525)	(22)%

IRLCs expected to close	$6,374	$7,555	$(1,181)	(16)%

	Three Months
	Ended March 31,
	2010	2009	Change	% Change
		(In millions)
Mortgage fees	$52	$61	$(9)	(15)%

Gain on mortgage loans, net	105	188	(83)	(44)%

Mortgage interest income	16	22	(6)	(27)%
Mortgage interest expense	(21)	(24)	3	13%

Mortgage net finance expense	(5)	(2)	(3)	(150)%
Other income	—	1	(1)	(100)%

Net revenues	152	248	(96)	(39)%

Salaries and related expenses	76	79	(3)	(4)%
Occupancy and other office expenses	8	8	—	—
Other depreciation and amortization	3	3	—	—
Other operating expenses	40	42	(2)	(5)%

Total expenses	127	132	(5)	(4)%

Income before income taxes	25	116	(91)	(78)%
Less: net income attributable to noncontrolling interest	—	3	(3)	(100)%

Segment profit	$25	$113	$(88)	(78)%

     Mortgage Production Statistics
     Loans closed to be sold and fee-based closings are the key drivers of Mortgage fees, whereas IRLCs expected to close are the primary driver of Gain on mortgage loans, net.
     The change in mix between purchase closings and refinance closings was primarily due to a decrease in industry-wide refinance activity for conforming first mortgage loans. Loans purchased from financial institutions are included in loans closed to be sold while loans originated by us and retained by financial institutions are included in fee-based closings. The change in mix between fee-based closings and loans closed to be sold was primarily due to an increase in fee-based closings from our financial institutions clients during the first quarter of 2010 compared to the first quarter of 2009. Loans closed to be sold for the first quarter of 2010 contained a greater mix of wholesale and correspondent closings (units), which is reflective of the reduced capacity for these types of originations in the first quarter of 2009 in addition to our efforts to grow production in this channel. Mortgage interest rates declined to historic lows during the first quarter of 2009, which is reflective of the general economic trends including home price depreciation, which has reduced the available equity of potential borrowers.
     The decrease in IRLCs expected to close was primarily attributable to a decrease in refinance activity resulting from an increase in mortgage interest rates from the historic lows experienced during the first quarter of 2009.
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
     Mortgage fees decreased by $9 million (15%) primarily due to a 12% decrease in total closings and a decrease in first mortgage retail originations that were partially offset by the change in mix between fee-based closings and loans closed to be sold during the first quarter of 2010 compared to the first quarter of 2009.
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

     The components of Gain on mortgage loans, net were as follows:

	Three Months
	Ended March 31,
	2010	2009	Change	% Change
		(In millions)
Gain on loans	$94	$199	$(105)	(53)%
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(1)	(10)	9	90%
Economic hedge results	12	(1)	13	n/m (1)

Total change in fair value of MLHS and related derivatives	11	(11)	22	n/m (1)

Gain on mortgage loans, net	$105	$188	$(83)	(44)%

(1)	n/m — Not meaningful.
     Gain on mortgage loans, net decreased by $83 million (44%) during the first quarter of 2010 compared to the first quarter of 2009 due to a $105 million decrease in gain on loans that was partially offset by a $22 million favorable variance from the change in fair value of MLHS and related derivatives.
     The $105 million decrease in gain on loans during the first quarter of 2010 compared to the first quarter of 2009 was primarily due to lower margins and the 16% decrease in IRLCs expected to close. The lower margins during the first quarter of 2010 were primarily attributable to a decline in industry-wide refinance activity for conforming first mortgage loans, resulting from an increase in mortgage interest rates from the historic lows experienced during 2009. Loan margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity.
     The $22 million favorable variance from the change in fair value of MLHS and related derivatives was due to a $13 million favorable variance from economic hedge results and a $9 million reduction in unfavorable valuation adjustments for Scratch and Dent and certain non-conforming mortgage loans. The favorable variance from economic hedge results was primarily due to changes in mortgage interest rates and greater actual and expected pullthrough whereby the increase in value of IRLCs and MLHS exceeded the decrease in value of the related derivatives. The reduction in unfavorable valuation adjustments for Scratch and Dent and certain non-conforming mortgage loans was primarily due to the decrease in the collateral values and credit performance of these loans during the first quarter of 2009.
     Mortgage Net Finance Expense
     Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average balance of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment increased by $3 million during the first quarter of 2010 compared to the first quarter of 2009 due to a $6 million (27%) decrease in Mortgage interest income that was partially offset by a $3 million (13%) decrease in Mortgage interest expense. The $6 million decrease in Mortgage interest income was primarily due to lower average volume of loans held for sale primarily due to a 22% decrease in loans closed to be sold. The $3 million decrease in Mortgage interest expense was primarily attributable to a lower cost of funds from our outstanding borrowings and lower average outstanding borrowings. The lower cost of funds from our outstanding borrowings was primarily attributable to a decrease in short-term interest rates. A significant portion of our loan originations are funded with variable-rate short-term debt. The average daily one-month London Interbank Offered Rate (“LIBOR”), which is used as a benchmark for short-term rates, was 23 basis points (“bps”) lower during the first quarter of 2010 compared to the first quarter of 2009. The lower average outstanding borrowings were primarily attributable to the lower average volume of loans held for sale, as noted above. Additionally, Mortgage net finance expense in comparison to the first quarter of 2009 was impacted by $3 million as a result of the reallocation of capital between businesses, as discussed above.

Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses decreased by $3 million (4%) during the first quarter of 2010 compared to the first quarter of 2009, due to a $4 million decrease in commissions expense and a $3 million decrease in management incentives partially offset by a $4 million increase in salaries and related benefits. The decrease in commissions expense was primarily attributable to a 12% decrease in total closings and a decrease in first mortgage retail originations during the first quarter of 2010 compared to the first quarter of 2009, as there is higher commission cost associated with these loans. The increase in salaries and related benefits was primarily attributable to an increase in benefit costs in the first quarter of 2010 compared to the first quarter of 2009.
Mortgage Servicing Segment
     The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended March 31,
	2010	2009	Change	% Change
		(In millions)
Average loan servicing portfolio	$152,291	$149,279	$3,012	2%

	Three Months
	Ended March 31,
	2010	2009	Change	% Change
		(In millions)
Mortgage interest income	$3	$3	$—	—
Mortgage interest expense	(17)	(12)	(5)	(42)%

Mortgage net finance expense	(14)	(9)	(5)	(56)%

Loan servicing income	101	100	1	1%
Change in fair value of mortgage servicing rights	(52)	(163)	111	68%

Net loan servicing income (loss)	49	(63)	112	n/m (1)

Other income (expense)	1	(2)	3	n/m (1)

Net revenues	36	(74)	110	n/m (1)

Salaries and related expenses	10	10	—	—
Occupancy and other office expenses	3	3	—	—
Other operating expenses	36	31	5	16%

Total expenses	49	44	5	11%

Segment loss	$(13)	$(118)	$105	89%

(1)	n/m — Not meaningful.
     Mortgage Net Finance Expense
     Mortgage net finance expense allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, income from investment balances (including investments held by Atrium) and interest expense allocated on debt used to fund our MSRs, which is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance expense increased by $5 million (56%) during the first quarter of 2010 compared to the first quarter of 2009 due to a $5 million (42%) increase in Mortgage interest expense. The increase in Mortgage interest expense was due to a $3 million increase in the interest expense allocated to fund our MSRs resulting from a higher average MSR balance in the first quarter of 2010 compared to the first quarter of 2009 and a $2 million increase related to mortgage loan securitization debt certificates held by a mortgage loan securitization trust that was consolidated due to the adoption of updates to ASC 810, “Consolidation” (“ASC 810”) in the first quarter of 2010. Mortgage interest income was consistent in the first quarter of 2010 compared to the first quarter of 2009 due to a $2 million increase related to securitized mortgage loans held by the mortgage loan securitization trust offset by lower short-term interest rates. Escrow balances earn income based on one-month LIBOR, which was 23 bps lower, on average, during the first quarter of 2010 compared to the first quarter of 2009. The ending one-month LIBOR rate at March 31, 2010 was 25 bps, which has significantly reduced the earnings opportunity related to our escrow balances, consistent with the first quarter of 2009.
     Loan Servicing Income
     Loan servicing income includes recurring servicing fees, other ancillary fees and net reinsurance loss from Atrium. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Net reinsurance loss represents premiums earned on reinsurance contracts, net of ceding commission and adjustments to the reserves for reinsurance losses. The primary driver for Loan servicing income is the average loan servicing portfolio.
     The components of Loan servicing income were as follows:

	Three Months
	Ended March 31,
	2010	2009	Change	% Change
		(In millions)
Net service fee revenue	$97	$107	$(10)	(9)%
Late fees and other ancillary servicing revenue	15	10	5	50%
Curtailment interest paid to investors	(7)	(12)	5	42%
Net reinsurance loss	(4)	(5)	1	20%

Loan servicing income	$101	$100	$1	1%

     Loan servicing income increased by $1 million (1%) during the first quarter of 2010 to the first quarter of 2009 primarily due to an increase in late fees and other ancillary servicing revenue and decreases in curtailment interest paid to investors and net reinsurance loss partially offset by a decrease in net service fee revenue. The $5 million increase in late fees and other ancillary servicing revenue was primarily due to a loss recognized during the first quarter of 2009 resulting from a decrease in expected proceeds from the sale of MSRs during 2007. Late fees on delinquent mortgage loans are recorded when received. The $5 million decrease in curtailment interest paid to investors was primarily due to a 40% decrease in loans included in our loan servicing portfolio that paid off during the first quarter of 2010 compared to the first quarter of 2009. The $10 million decrease in net service fee revenue was primarily due to the sale of excess servicing associated with a portion of our MSRs executed during the fourth quarter of 2009 and an increase in guarantee fees as a result of a greater composition of loans sold to the GSEs included in the Company’s capitalized loan servicing portfolio, that were partially offset by a 2% increase in the average loan servicing portfolio.
     Change in Fair Value of Mortgage Servicing Rights
     The fair value of our MSRs is estimated based upon projections of expected future cash flows from our MSRs considering prepayment estimates, our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the MSRs valuation.

     The components of Change in fair value of mortgage servicing rights were as follows:

	Three Months
	Ended March 31,
	2010	2009	Change	% Change
	(In millions)
Actual prepayments of the underlying mortgage loans	$(34)	$(65)	$31	48%
Actual receipts of recurring cash flows	(11)	(14)	3	21%
Credit-related fair value adjustments(1)	(18)	(13)	(5)	(38)%
Market-related fair value adjustments(2)	11	(71)	82	n/m (3)

Change in fair value of mortgage servicing rights	$(52)	$(163)	$111	68%

(1)	Represents the change in fair value of MSRs primarily due to changes in portfolio delinquencies and foreclosures.

(2)	Represents the change in fair value of MSRs due to changes in market inputs and assumptions used in the valuation model.

(3)	n/m — Not meaningful.
     The fluctuation in the decline in value of our MSRs due to actual prepayments during the first quarter of 2010 in comparison to the first quarter of 2009 was primarily attributable to lower prepayment rates. The actual prepayment rate of mortgage loans in our capitalized servicing portfolio was 12% and 20% of the unpaid principal balance of the underlying mortgage loans, on an annualized basis, during the first quarter of 2010 and 2009, respectively.
     The increase in credit-related fair value adjustments during the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the continued deteriorating economic conditions in the broader U.S. economy experienced during 2009 which resulted in an increase in total delinquencies attributable to the capitalized servicing portfolio from 5.72% at March 31, 2009 to 7.08% at March 31, 2010.
     The $11 million favorable change during the first quarter of 2010 due to market-related fair value adjustments was primarily due to an increase in mortgage interest rates leading to lower expected prepayments. The $71 million unfavorable change during the first quarter of 2009 was primarily due to a decrease in mortgage interest rates and an increase in expected short-term prepayment speeds.
     Although we continued not to use derivative instruments to hedge our MSRs during both the first quarters of 2010 and 2009, we were able to effectively replenish the lost servicing value from payoffs with new originations. During the first quarter of 2010, we experienced $3.7 billion in loan payoffs in our capitalized servicing portfolio, representing $34 million of MSRs, whereas we were able to add $5.7 billion mortgage loans to our capitalized loan servicing portfolio, with an initial MSR value of $97 million.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with mortgage loans in foreclosure and REO and allocations for overhead. Other operating expenses increased by $5 million (16%) during the first quarter of 2010 compared to the first quarter of 2009 primarily related to a $2 million increase in foreclosure costs primarily attributable to increases in actual and projected repurchases and indemnifications associated with the representations and warranties that we provide to purchasers and insurers of our sold loans.

     Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs at March 31, 2010.
Fleet Management Services Segment
     Net revenues decreased by $24 million (6%) during the first quarter of 2010 compared to the first quarter of 2009. As discussed in greater detail below, the decrease in Net revenues was due to a decrease of $25 million in Fleet lease income partially offset by a $1 million increase in Fleet management fees.
     Segment profit increased by $1 million (14%) during the first quarter of 2010 compared to the first quarter of 2009 as the $25 million decrease (6%) in Total expenses was offset by a $24 million decrease in Net revenues. The $25 million decrease in Total expenses was due to decreases of $17 million in Depreciation on operating leases and $8 million in Fleet interest expense.
     For the first quarter of 2010 compared to the first quarter of 2009, the primary driver for the increase in segment profit was improving lease margins, as the acceleration of costs associated with the transformation plan were offset by lower operating expenses.
     The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Three Months
	Ended March 31,
	2010	2009	Change	% Change
	(In thousands of units)
Leased vehicles	297	327	(30)	(9)%
Maintenance service cards	272	282	(10)	(4)%
Fuel cards	272	286	(14)	(5)%
Accident management vehicles	288	319	(31)	(10)%

	Three Months
	Ended March 31,
	2010	2009	Change	% Change
		(In millions)
Fleet management fees	$38	$37	$1	3%
Fleet lease income	339	364	(25)	(7)%
Other income	13	13	—	—

Net revenues	390	414	(24)	(6)%

Salaries and related expenses	22	22	—	—
Occupancy and other office expenses	4	4	—	—
Depreciation on operating leases	308	325	(17)	(5)%
Fleet interest expense	24	32	(8)	(25)%
Other depreciation and amortization	3	3	—	—
Other operating expenses	21	21	—	—

Total expenses	382	407	(25)	(6)%

Segment profit	$8	$7	$1	14%

Fleet Management Fees
     Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $1 million (3%) during the first quarter of 2010 compared to the first quarter of 2009 primarily due to an increase in revenues from other fee-based products.

     Fleet Lease Income
     Fleet lease income decreased by $25 million (7%) during the first quarter of 2010 compared to the first quarter of 2009, primarily due to decreases in billings and lease syndication volume. The decrease in billings was primarily attributable to lower interest rates on variable-rate leases and a decline in average leased vehicles, as detailed in the chart above.
     Depreciation on Operating Leases
     Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases decreased by $17 million (5%) during the first quarter of 2010 compared to the first quarter of 2009, primarily due to a decrease in vehicles under operating leases.
     Fleet Interest Expense
     Fleet interest expense decreased by $8 million (25%) during the first quarter of 2010 compared to the first quarter of 2009, primarily due to decreasing short-term interest rates related to borrowings associated with leased vehicles and lower average outstanding borrowings. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, was 23 bps lower during the first quarter of 2010 compared to the first quarter of 2009.
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
     Conditions in the ABS markets in the U.S. and Canada and the credit markets generally impact our access and the costs to fund our business. In order to provide adequate liquidity throughout a broad array of operating environments, our funding plan relies upon multiple sources of liquidity and considers our projected cash needs to fund mortgage loan originations, purchase vehicles for lease, hedge our MSRs (if any) and meet various other obligations. We maintain liquidity at the parent company level through access to the unsecured debt markets and through unsecured committed bank facilities. These various unsecured sources of funds are utilized to provide for a portion of the operating needs of our mortgage and fleet management businesses. In addition, secured borrowings, including asset-backed debt, asset sales and securitization of assets, are utilized to fund both vehicles under management and mortgages held for resale. We intend to continue to evaluate our funding strategies.
     Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months. We expect aggregate capital expenditures for 2010 to be between $14 million and $26 million, in comparison to $11 million for 2009.

Cash Flows
     At March 31, 2010, we had $137 million of Cash and cash equivalents, a decrease of $13 million from $150 million at December 31, 2009. The following table summarizes the changes in Cash and cash equivalents during the three months ended March 31, 2010 and 2009:

	Three Months
	Ended March 31,
	2010	2009	Change
		(In millions)
Cash provided by (used in):
Operating activities	$307	$(527)	$834
Investing activities	(236)	(220)	(16)
Financing activities	(82)	754	(836)
Effect of changes in exchange rates on Cash and cash equivalents	(2)	6	(8)

Net (decrease) increase in Cash and cash equivalents	$(13)	$13	$(26)

     Operating Activities
     During the first quarter of 2010, we generated $834 million more cash from our operating activities than during the first quarter of 2009 primarily due to a $1.0 billion increase in net cash inflows related to the origination and sale of mortgage loans. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.
     Investing Activities
     During the first quarter of 2010, we used $16 million more cash in our investing activities than during the first quarter of 2009. The increase in cash used in investing activities was primarily attributable to a $90 million increase in net cash outflows related to the acquisition and sale of investment vehicles partially offset by a greater decrease in Restricted cash. Cash flows related to the acquisition and sale of vehicles fluctuate significantly from period to period due to the timing of the underlying transactions.
     Financing Activities
     During the first quarter of 2010, we used $836 million more cash in our financing activities than during the first quarter of 2009 primarily due to an $834 million increase in principal payments on borrowings, net of proceeds from borrowings. The fluctuations in the components of Cash used in financing activities during the first quarter of 2010 in comparison to the first quarter of 2009 were primarily due to a decrease in the funding requirements for assets under management programs. See “—Liquidity and Capital Resources—Indebtedness” below for further discussion regarding our borrowing arrangements.
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

     The Agency MBS, whole-loan and non-conforming markets for mortgage loans have historically provided substantial liquidity for our mortgage loan production operations. Because certain of these markets are illiquid, including those for jumbo, Alt-A, and other non-conforming loan products, we have modified the types of loans that we originate and expect to continue to modify the types of mortgage loans that we originate in accordance with secondary market liquidity. We focus our business process on consistently producing quality mortgage loans that meet investor requirements to continue to access these markets. Substantially all of our loans closed to be sold originated during the first quarter of 2010 were conforming.
     See “—Overview—Mortgage Production and Mortgage Servicing Segments—Mortgage Industry Trends” included in this Form 10-Q and “Part I—Item 1A. Risk Factors—Risks Related to our Business—Adverse developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in our 2009 Form 10-K for more information regarding the secondary mortgage market.
Indebtedness
     We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	March 31,	December 31,
	2010	2009
	(In millions)
Restricted cash	$547	$596
Mortgage loans held for sale	1,253	1,218
Net investment in fleet leases	3,600	3,610
Mortgage servicing rights	1,458	1,413

Assets under management programs	$6,858	$6,837

     The following tables summarize the components of our indebtedness as of March 31, 2010:

	March 31, 2010
							Assets Held as Collateral(1)
									Mortgage	Net
					Maturity/				Loans	Investment
			Interest		Expiry		Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date(4)		Receivable	Cash	Sale	Leases(5)
	(Dollars in millions)
Chesapeake Series 2006-2 Variable Funding Notes	$442	$442			2/26/2009	(6)
Chesapeake Series 2009-1 Term Notes	1,000	1,000			5/20/2010
Chesapeake Series 2009-2 Class A Term Notes	850	850			2/17/2011
Chesapeake Series 2009-2 Class B Term Notes(7)	28	28			2/17/2011
Chesapeake Series 2009-2 Class C Term Notes(7)	25	25			2/17/2011
Chesapeake Series 2009-3 Class A Term Notes	50	50			10/20/2011
Chesapeake Series 2009-4 Class A Term Notes	250	250			2/18/2010
FLRT Series 2010-1 Class A Notes(8)	330	330			2/2011-11/2013
Other	44	44			6/2010-6/2016

Total Vehicle Management Asset-Backed Debt	3,019	3,019	2.0	%(9)			$22	$246	$—	$3,435

RBS Repurchase Facility(10)	562	1,500	3.0%		6/24/2010		—	—	593	—
Fannie Mae Repurchase Facilities(11)	391	391	1.0%		N/A		—	—	393	—
Other (12)	53	83	2.7%		9/2010-10/2010		59	—	3	—

Total Mortgage Warehouse Asset-Backed Debt	1,006	1,974					59	—	989	—

Term Notes(13)	438	438	6.5%-7.9	%(14)	4/2010-4/2018		—	—	—	—
Credit Facilities(15)	230	1,305	1.0	%(16)	1/6/2011		—	—	—	—
Convertible Notes due 2012(17)	225	225	4.0%		4/15/2012		—	—	—	—
Convertible Notes due 2014(18)	183	183	4.0%		9/1/2014		—	—	—	—

Total Unsecured Debt	1,076	2,151					—	—	—	—

Mortgage Loan Securitization Debt Certificates, at Fair Value	37	37	7.0%		12/2027		—	—	—	—

Total Debt	$5,138	$7,181					$81	$246	$989	$3,435

(1)	Assets held as collateral are not available to pay our general obligations.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements. The Series 2009-1, Series 2009-2, Series 2009-3 and Series 2009-4 notes (the “Chesapeake Term Notes”) and Series 2010-1 Class A Notes have revolving periods during which time the pro-rata share of lease cash flows pledged to Chesapeake and FLRT, respectively, will create availability to fund the acquisition of vehicles to be leased to customers of the Company’s Fleet Management Services segment. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(3)	Represents the variable interest rate as of the respective date, with the exception of total vehicle management asset-backed debt, term notes, the 2014 Convertible Notes and 2012 Convertible Notes.

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

(5)	The titles to all the vehicles collateralizing the debt issued by Chesapeake Funding LLC (“Chesapeake”) are held in a bankruptcy remote trust and we act as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements.

(6)	We elected to allow the Series 2006-2 notes to amortize in accordance with their terms on their Scheduled Expiry Date (as defined below). During the Amortization Period (as defined below), we are unable to borrow additional amounts under these notes. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(7)	The carrying amount of the Chesapeake Series 2009-2 Series B and Series C term notes as of March 31, 2010 is net of an unamortized discount of $3 million and $4 million, respectively. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(8)	On January 27, 2010, FLRT issued approximately $119 million of senior Class A-1 term asset-backed notes which was comprised of two subclasses of senior term asset backed notes (the “Series 2010-1 Class A-1 Notes”) and approximately $224 million of senior Class A-2 term asset-backed notes under Series 2010-1 which was comprised of two subclasses of senior term asset backed notes (the “Series 2010-1 Class A-2 Notes” and together with the Series 2010-1 Class A-1 Notes, collectively the “Series 2010-1 Class A Notes”) to finance a fixed pool of eligible lease assets in Canada. Three of the four subclasses of Series 2010-1 Class A Notes were denominated in Canadian dollars with the remaining subclass of Series 2010-1 Class A Notes denominated in U.S. dollars. The Series 2010-1 Class A-1 notes and Class A-2 notes are amortizing notes and have maturity dates of February 15, 2011 and November 15, 2013, respectively.

(9)	Represents the weighted-average interest rate of our vehicle management asset-backed debt arrangements as of March 31, 2010.

(10)	We maintain a variable-rate committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”).

(11)	The balance and capacity represents amounts outstanding under our variable-rate uncommitted mortgage repurchase facilities (the “Fannie Mae Repurchase Facilities”) with Fannie Mae. Total uncommitted capacity was approximately $3.0 billion as of March 31, 2010.

(12)	Represents the variable interest rate on the majority of other mortgage warehouse asset-backed debt as of March 31, 2010. The outstanding balance as of March 31, 2010 also includes $3 million outstanding under another variable-rate mortgage warehouse facility that bore interest at 4.0%.

(13)	Represents medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A.

(14)	Represents the range of stated interest rates of the MTNs outstanding as of March 31, 2010. The effective rate of interest of our outstanding MTNs was 7.2% as of March 31, 2010.

(15)	Credit facilities primarily represents a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.

(16)	Represents the interest rate on the Amended Credit Facility as of March 31, 2010, excluding per annum utilization and facility fees. The outstanding balance as of March 31, 2010 also includes $65 million outstanding under another variable-rate credit facility that bore interest at 1.1%. See “Unsecured Debt—Credit Facilities” below for additional information.

(17)	On April 2, 2008, we completed a private offering of the 4.0% Convertible Notes due 2012 (the “2012 Convertible Notes”) with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The carrying amount as of March 31, 2010 is net of an unamortized discount of $25 million. The effective rate of interest of the 2012 Convertible Notes was 12.4% as of March 31, 2010, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs. There were no conversions of the 2012 Convertible Notes during the three months ended March 31, 2010.

(18)	On September 29, 2009, we completed a private offering of the 4.0% Convertible Senior Notes due 2014 (the “2014 Convertible Notes”) with an aggregate principal balance of $250 million and a maturity date of September 1, 2014 to certain qualified institutional buyers. The carrying amount as of March 31, 2010 is net of an unamortized discount of $67 million. The effective rate of interest of the 2014 Convertible Notes was 13.0% as of March 31, 2010, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs. There were no conversions of the 2014 Convertible Notes during the three months ended March 31, 2010.
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
     As of March 31, 2010, 83% of the carrying value of our fleet leases collateralized the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding and term notes issued by Chesapeake (the “Chesapeake Lease Portfolio”). Approximately 99% of the Chesapeake Lease Portfolio as of March 31, 2010 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of March 31, 2010, the Chesapeake Lease Portfolio consisted of 22% and 78% fixed-rate and variable-rate leases, respectively. As of March 31, 2010, the top 25 client lessees represented approximately 51% of the Chesapeake Lease Portfolio, with no client exceeding 5%.
     Renewal of existing series or issuance of new series of Chesapeake notes on terms acceptable to us, or our ability to enter into alternative vehicle management asset-backed debt arrangements could be adversely affected in the event of: (i) the deterioration in the quality of the assets underlying the asset-backed debt arrangement; (ii) increased costs associated with accessing or our inability to access the asset-backed debt market in the U.S. and Canada; (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent or (iv) our failure to maintain a sufficient level of eligible assets or credit enhancements, including collateral intended to provide for any differential between variable-rate lease revenues and the underlying variable-rate debt costs. (See “Part I—Item 1A. Risk Factors—Adverse developments in the asset-backed securities market have negatively affected the availability of funding and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” in our 2009 Form 10-K for more information.)
     Mortgage Warehouse Asset-Backed Debt
     On April 8, 2010, the Mortgage Venture entered into a $150 million committed mortgage warehouse financing facility with Ally Bank pursuant to a master repurchase agreement and certain related agreements.
     The availability of the mortgage warehouse asset-backed debt could suffer in the event of: (i) the continued deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the asset-backed debt market to refinance maturing debt; (iv) our inability to access the secondary market for mortgage loans; (v) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent or (vi) our failure to comply with certain financial covenants (see “—Debt Covenants” below for additional information). (See “Part I—Item 1A. Risk Factors—Risks Related to our Business—Adverse developments in the asset-backed securities market have negatively affected the availability of funding and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” in our 2009 Form 10-K for more information.)
Unsecured Debt
     Historically, the public debt markets have been an important source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. The credit markets have experienced extreme volatility and disruption, which has resulted in a significant tightening of credit, including with respect to unsecured debt. Prior to the disruption in the credit market, we typically accessed these markets by issuing unsecured commercial paper and MTNs. During the first quarter of 2010, there was no funding available to us in the commercial paper markets, and availability is unlikely given our short-term credit ratings. It is our policy to maintain available capacity under our committed unsecured credit facilities to fully support our outstanding unsecured commercial paper. However, given that the commercial paper markets are unavailable to us, our committed unsecured credit facilities have provided us with an alternative source of liquidity. As of March 31, 2010, we had a total of approximately $846 million in unsecured public and institutional debt outstanding.
     Our credit ratings as of April 19, 2010 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings
Senior debt	Ba2	BB+	BB+
Short-term debt	NP	B	B
     As of April 19, 2010, the ratings outlooks on our senior unsecured debt provided by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Negative. There can be no assurance that the ratings and ratings outlooks on our senior unsecured long-term debt and other debt will remain at these levels.
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
     Credit Facilities
     Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. As of March 31, 2010, borrowings under the Amended Credit Facility bore interest at a margin of 70.0 bps over a benchmark index of either LIBOR or the federal funds rate. The Amended Credit Facility also requires us to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of March 31, 2010, the per annum utilization and facility fees were 12.5 bps and 17.5 bps, respectively.

     Debt Maturities
     The following table provides the contractual maturities of our indebtedness at March 31, 2010. The maturities of our vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets:

	Asset-Backed	Unsecured	Total
		(In millions)
Within one year	$1,943	$235	$2,178
Between one and two years	1,026	—	1,026
Between two and three years	646	671	1,317
Between three and four years	361	—	361
Between four and five years	75	250	325
Thereafter	17	8	25

	$4,068	$1,164	$5,232

     As of March 31, 2010, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
		(In millions)
Asset-Backed Funding Arrangements
Vehicle management(2)	$3,019	$3,019	$—
Mortgage warehouse(3)	1,974	1,280	694
Unsecured Committed Credit Facilities (4)	1,305	246	1,059

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(2)	On February 27, 2009, the Amortization Period of the Series 2006-2 notes began, during which time we are unable to borrow additional amounts under these notes. The amount outstanding under the Series 2006-2 notes was $442 million as of March 31, 2010. The Chesapeake Term Notes have revolving periods during which time the pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of our Fleet Management Services segment. See “—Asset-Backed Debt—Vehicle Management Asset-Backed Debt” above for additional information.

(3)	Capacity does not reflect $2.6 billion undrawn under the $3.0 billion Fannie Mae Repurchase Facilities, as these facilities are uncommitted. Utilized capacity reflects $274 million of mortgage loans sold to RBS under the terms of the RBS Repurchase Facility. The mortgage loans and related Debt are not included in our accompanying Condensed Consolidated Balance Sheet as of March 31, 2010.

(4)	Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in our accompanying Condensed Consolidated Balance Sheet.
Debt Covenants
     Certain of our debt arrangements require the maintenance of certain financial ratios and contain affirmative and negative covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility and the RBS Repurchase Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Repurchase Facility requires PHH Mortgage to maintain a minimum of $3.0 billion in mortgage repurchase or warehouse facilities, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the RBS Repurchase

Facility. At March 31, 2010, we were in compliance with all of our financial covenants related to our debt arrangements.
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
Critical Accounting Policies
     There have not been any significant changes to the critical accounting policies discussed under “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our 2009 Form 10-K.
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
Interest Rate Risk
Mortgage Servicing Rights
     Our MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our Mortgage Production segment’s results of operations are positively impacted when interest rates decline, our Mortgage Production segment’s results of operations may fully or partially offset the change in fair value of MSRs either negating or minimizing the need to hedge the change in fair value of our MSRs with derivatives.
     In order to estimate the benefit on our Mortgage Production segment’s results of operations from a decline in interest rates, the Company continuously evaluates its ability to replenish lost MSR value and cash flow due to increased prepayments. The key drivers of our Mortgage Production segment’s results of operations are production volume, loan margins and production costs.
     As of March 31, 2010, there were no open derivatives related to MSRs. Our decisions regarding the use of derivatives related to MSRs, if any, could result in continued volatility in the results of operations for our Mortgage Servicing segment during the remainder of 2010.

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
Consumer Credit Risk
Loan Recourse
     We sell a majority of our loans on a non-recourse basis. We also provide representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The unpaid principal balance of loans sold by us represents the maximum potential exposure related to representation and warranty provisions; however, we cannot estimate our maximum exposure because we do not service all of the loans for which we have provided a representation or warranty. As of March 31, 2010, we had a liability of $60 million, included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet, for probable losses related to our recourse exposure.
Mortgage Loans in Foreclosure
     Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of March 31, 2010, mortgage loans in foreclosure were $94 million, net of an allowance for probable losses of $20 million, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.
Real Estate Owned
     Real Estate Owned (“REO”), which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of March 31, 2010, REO were $29 million, net of a $16 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.
Mortgage Reinsurance
     Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have two outstanding contracts with PMI companies to provide mortgage reinsurance on certain mortgage loans that are inactive and in runoff. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. As of December 31, 2009, the contractual reinsurance period for each pool was 10 years and the weighted-average remaining reinsurance period was 5.7 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. We are required to hold securities in trust related to this potential obligation, which were $286 million and were included in Restricted cash in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2010. As of March 31, 2010, a liability of $117 million was included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis. During the first quarter of 2010, we recorded expense associated with the liability for estimated losses of $11 million within Loan servicing income in the accompanying Condensed Consolidated Statement of Operations.
     The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of December 31, 2009:

	Year of Origination
	2003
	and
	Prior	2004	2005	2006	2007	2008	2009	Total
				(Dollars in millions)
Unpaid principal balance	$1,994	$1,142	$1,084	$724	$1,465	$2,577	$484	$9,470
Unpaid principal balance as a percentage of original unpaid principal balance	10%	32%	51%	61%	79%	86%	98%	N/A

Maximum potential exposure to reinsurance losses	$295	$104	$62	$31	$49	$63	$7	$611

Average FICO score	696	693	696	692	701	727	759	708

Delinquencies(1)	7.34%	7.12%	8.53%	10.09%	9.13%	5.22%	0.03%	7.09%

Foreclosures/ REO/ bankruptcies(2).	4.48%	7.72%	10.73%	14.04%	11.48%	2.38%	0.00%	6.72%

(1)	Represents delinquent mortgage loans for which payments are 60 days or more outstanding as a percentage of the total unpaid principal balance.

(2)	Calculated as a percentage of the total unpaid principal balance.
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
     As of March 31, 2010, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.
Fair Value Measurements
     Approximately 61% of our assets and liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy. Approximately 79% of our assets and liabilities categorized within Level Three of the valuation hierarchy are comprised of our MSRs. The remainder of our assets and liabilities categorized within Level Three of the valuation hierarchy is comprised of certain MLHS, derivative instruments related to the issuance of the 2014 Convertible Notes, IRLCs, securitized mortgage loans, mortgage loan securitization debt certificates and Investment securities. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—First Quarter of 2010 vs. First Quarter of 2009—Segment Results—Mortgage Servicing Segment” for further discussion regarding the impact of Change in fair value of mortgage servicing rights on our results of operations.
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
     We used March 31, 2010 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

     The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of March 31, 2010 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
			(In millions)
Mortgage assets:
Mortgage loans held for sale	$32	$23	$13	$(15)	$(32)	$(68)
Interest rate lock commitments	76	58	34	(47)	(100)	(219)
Forward loan sale commitments	(137)	(93)	(50)	59	122	254

Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(29)	(12)	(3)	(3)	(10)	(33)
Mortgage servicing rights	(532)	(214)	(90)	70	125	202
Other assets	1	1	—	—	(1)	(1)

Total mortgage assets	(560)	(225)	(93)	67	114	168
Total vehicle assets	19	9	5	(5)	(9)	(18)
Total liabilities	(28)	(14)	(7)	7	14	27

Total, net	$(569)	$(230)	$(95)	$69	$119	$177

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes from the legal proceedings disclosed in “Part I—Item 3. Legal Proceedings” of our 2009 Form 10-K.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” of our 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
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

Date: April 30, 2010

By:	/s/ Sandra E. Bell
Sandra E. Bell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 30, 2010

EXHIBIT INDEX

Exhibit
No.	Description	Incorporation by Reference
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2	Articles Supplementary.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.3	Articles of Amendment to the Charter of PHH Corporation effective as of June 12, 2009.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2009.

3.4	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 2, 2009.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Amended and Restated Articles of Incorporation, as amended, and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibit 3.1 to our Current Reports on Form 8-K filed on February 1, 2005, March 27, 2008, June 16, 2009 and April 2, 2009, respectively.

4.3	Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York).	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 1, 2005.

4.4	Indenture dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.4.1	Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.4.2	Supplemental Indenture No. 2 dated as of January 30, 2001 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 8, 2001.

Exhibit
No.	Description	Incorporation by Reference
4.4.3	Supplemental Indenture No. 3 dated as of May 30, 2002 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

4.4.4	Supplemental Indenture No. 4 dated as of August 31, 2006 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

4.4.5	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 9, 2008.

4.4.6	Form of 7.125% Note due 2013.	Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on February 24, 2003.

4.5‡‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.5.1	Series 2006-2 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2006.

4.5.2	Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents as set forth therein, and The Bank of New York as successor to JPMorgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.

Exhibit
No.	Description	Incorporation by Reference
4.5.3	First Amendment, dated as of March 6, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2007.

4.5.4	Second Amendment, dated as of November 30, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, as amended as of March 6, 2007, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York), as successor to JP Morgan Chase Bank, N. A., as indenture trustee, certain commercial paper conduit purchasers, certain banks and certain funding agents as set forth therein, and JPMorgan Chase Bank, N. A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 6, 2007.

4.5.5‡‡	Third Amendment, dated as of December 17, 2008, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, as amended as of March 6, 2007 and as of November 30, 2007, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York), as successor to JP Morgan Chase Bank, N. A., as indenture trustee, certain commercial paper conduit purchasers, certain banks and certain funding agents as set forth therein, and JPMorgan Chase Bank, N. A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.	Incorporated by reference to Exhibit 10.75 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.5.6‡	Series 2009-1 Indenture Supplement, dated as of June 9, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.5.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

Exhibit
No.	Description	Incorporation by Reference
4.5.7‡	Series 2009-2 Indenture Supplement, dated as of September 11, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2009.

4.6	Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.

4.6.1	Form of Global Note 4.00% Convertible Senior Note Due 2012 (included as part of Exhibit 4.6).	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.

4.7	Indenture dated as of September 29, 2009, by and between PHH Corporation and The Bank of New York Mellon, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.7.1	Form of Global Note 4.00% Convertible Senior Note Due 2014 (included as part of Exhibit 4.7).	Incorporated by reference to Exhibit A of Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.8	Trust Indenture dated as of November 16, 2009, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.8.1	Series 2010-1 Supplemental Indenture dated as of January 27, 2010, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.8.2	Fleet Leasing Receivables Trust Series 2010-1 Class A-1a Asset-Backed Note (included as part of Exhibit 4.8.1).	Incorporated by reference to Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.8.3	Fleet Leasing Receivables Trust Series 2010-1 Class A-1b Asset-Backed Note (included as part of Exhibit 4.8.1).	Incorporated by reference to Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.8.4	Fleet Leasing Receivables Trust Series 2010-1 Class A-2a Asset-Backed Note (included as part of Exhibit 4.8.1).	Incorporated by reference to Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.8.5	Fleet Leasing Receivables Trust Series 2010-1 Class A-2b Asset-Backed Note (included as part of Exhibit 4.8.1).	Incorporated by reference to Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.8.6	Fleet Leasing Receivables Trust Series 2010-1 Class B Asset-Backed Note (included as part of Exhibit 4.8.1)	Incorporated by reference to Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

Exhibit
No.	Description	Incorporation by Reference
10.1	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.1.1	Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

10.1.2	Third Amendment, dated as of March 27, 2008, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

10.2	Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.

10.3‡‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.

10.4	Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.

10.4.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

Exhibit
No.	Description	Incorporation by Reference
10.4.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.

10.4.3‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.

10.4.4	Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

10.4.5	Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.

10.4.6‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

10.4.7	Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5‡‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.1‡‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.2‡‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference
10.5.3‡‡	Equity Access® and OmegaSM Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.4‡‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.5	Letter Agreement dated August 8, 2008 by and between PHH Mortgage Corporation and Merrill Lynch Credit Corporation relating to the Servicing Rights Purchase and Sale Agreement dated January 28, 2000, as amended.	Incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10.5.6‡‡	Mortgage Loan Subservicing Agreement by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation dated as of August 8, 2008.	Incorporated by reference to Exhibit 10.70 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10.6	Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.

10.7	Purchase Agreement dated March 27, 2008 by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.2	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.3	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.4 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.4	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report of Form 8-K filed on April 4, 2008.

Exhibit
No.	Description	Incorporation by Reference
10.7.5	Master Terms and Conditions for Convertible Debt Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.6	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.7	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.8 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.8	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.10	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.11	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.12	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report of Form 8-K filed on April 4, 2008.

10.8‡‡	Amended and Restated Master Repurchase Agreement, dated as of June 26, 2008, between PHH Mortgage Corporation, as seller, and The Royal Bank of Scotland plc, as buyer and agent.	Incorporated by reference to Exhibit 10.65 to our Quarterly Report of Form 10-Q for the quarterly period ended on September 30, 2008 filed on November 10, 2008.

10.8.1	Second Amended and Restated Guaranty, dated as of June 26, 2008, by PHH Corporation in favor of The Royal Bank of Scotland plc and Greenwich Capital Financial Products, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2008.

10.9‡‡‡	Purchase Agreement dated June 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

10.10‡‡	Purchase Agreement dated September 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009 filed on January 12, 2010.

Exhibit
No.	Description	Incorporation by Reference
10.11	Purchase Agreement dated September 23, 2009, by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit
No.	Description	Incorporation by Reference
10.11.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.11.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

10.11.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.

10.11.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.11.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.

10.11.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

10.12†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.

10.12.1†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.

10.12.2†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

10.12.3†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.	Description	Incorporation by Reference
10.12.4†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.12.5†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.12.6†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.12.7†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.12.8†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.12.9†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.12.10†	PHH Corporation Change in Control Severance Agreement by and between the Company and Sandra Bell dated as of October 13, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 14, 2008.

10.12.11†‡‡	Form of 2009 Performance Unit Award Notice and Agreement for Certain Executive Officers, as approved by the Compensation Committee on March 25, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2009.

10.12.12†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.12.13†	Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated August 5, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2009.

10.12.14†	Amendment to the Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 16, 2009.

Exhibit
No.	Description	Incorporation by Reference
10.12.15†	Release by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 16, 2009.

10.12.16†	Employment Agreement dated as of October 26, 2009, between Jerome J. Selitto and PHH Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2009.

10.12.17†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.12.18†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

10.13	Trust Purchase Agreement dated January 27, 2010 between Fleet Leasing Receivables Trust, as purchaser, PHH Fleet Lease Receivables L.P., as seller, PHH Vehicle Management Services Inc., as servicer and PHH Corporation, as performance guarantor.	Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.13.1	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc., CIBC World Markets Inc., RBC Dominion Securities Inc. and Scotia Capital Inc., as agents.	Incorporated by reference to Exhibit 10.15.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.13.2‡‡	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc. and Banc of America Securities LLC, as agents.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit
No.	Description	Incorporation by Reference
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡‡	Confidential treatment has been granted for certain portions of this Exhibit which was filed as Exhibit 10.79 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2009. The redacted portions of this Exhibit have been filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.