Form 10-Q
period 2010-06-30
PHH CORP
filed 2010-08-03
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of July 19, 2010, 55,492,224 shares of PHH Common stock were outstanding.

     Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Statements in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (this “Form 10-Q”) that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on forward-looking statements.
     Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-Q include, but are not limited to, statements concerning the following: (i) our expectations regarding the impact of the adoption of recently issued accounting pronouncements on our financial statements; (ii) our belief that we would have various periods to cure an event of default if one or more notices of default were to be given by our lenders or trustees under certain of our financing agreements; (iii) our continued belief that the amount of securities held in trust related to our potential obligation from our reinsurance agreements will be significantly higher than claims expected to be paid; (iv) our belief that the Homeowner Affordability and Stability Plan (“HASP”) programs had a favorable impact on mortgage industry originations which may continue during the remainder of 2010; (v) our expectations regarding origination volumes, including purchase originations, and loan margins in the mortgage industry; (vi) our belief that HASP’s loan modification program provides additional opportunities for our Mortgage Servicing segment and could reduce our exposure to future foreclosure-related losses; (vii) our belief that the increase in demand for new vehicle production for the remainder of 2010 projected by the United States (“U.S.”) automobile industry analysts may include an increase in the demand for commercial fleet vehicles; (viii) our belief that our sources of liquidity are adequate to fund operations for the next 12 months; (ix) our expected capital expenditures for 2010; (x) our expectation that the London Interbank Offered Rate and commercial paper, long-term U.S. Department of the Treasury (“Treasury”) and mortgage interest rates will remain our primary benchmark for market risk for the foreseeable future; and (xi) our expectation that we will continue to modify the types of mortgage loans that we originate in accordance with secondary market liquidity.
     The factors and assumptions discussed below and the risks factors described in “Item 1A. Risk Factors” in this Form 10-Q and “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 could cause actual results to differ materially from those expressed in such forward-looking statements:
▪	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

▪	the effects of continued market volatility or continued economic decline on the availability and cost of our financing arrangements, the value of our assets and the price of our Common stock;

▪	the effects of a continued decline in the volume or value of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

▪	the effects of changes in current interest rates on our business and our financing costs;

▪	our decisions regarding the use of derivatives related to mortgage servicing rights, if any, and the resulting potential volatility of the results of operations of our Mortgage Servicing segment;

▪	the effects of increases in our actual and projected repurchases of, indemnification given in respect of, or related losses associated with, sold mortgage loans for which we have provided representations and warranties or other contractual recourse to purchasers and insurers of such loans, including increases in our loss severity and reserves associated with such loans;

▪	the effects of reinsurance claims in excess of projected levels and in excess of reinsurance premiums we are entitled to receive or amounts currently held in trust to pay such claims;

▪	the effects of any significant adverse changes in the underwriting criteria of government-sponsored entities (“GSEs”), including the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, including any changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

▪	the ability to maintain our status as a GSE-approved servicer, including the ability to continue to comply with the GSEs’ respective selling and servicing guides, including any changes caused by the Dodd-Frank Act;

▪	changes in laws and regulations, including changes in mortgage- and real estate-related laws and regulations (including changes caused by the Dodd-Frank Act) and state, federal and foreign tax laws and accounting standards;

▪	the effects of the insolvency of any of the counterparties to our significant customer contracts or financing arrangements or the inability or unwillingness of such counterparties to perform their respective obligations under, or to renew on terms favorable to us, such contracts, or our ability to continue to comply with the terms of our significant customer contracts, including service level agreements;

▪	the ability to develop and implement operational, technological and financial systems to manage our operations and to achieve enhanced earnings or effect cost savings, including the ability to timely implement and successfully execute our transformation initiatives;

▪	the effects of competition in our existing and potential future lines of business, including the impact of consolidation within the industries in which we operate and competitors with greater financial resources and broader product lines;

▪	the willingness or ability of automobile manufacturers to make new vehicles available to us on commercially favorable terms;

▪	the ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

▪	the ability to implement fully integrated disaster recovery technology solutions in the event of a disaster;

▪	the ability to obtain financing (including refinancing existing indebtedness) on acceptable terms, if at all, to finance our operations or growth strategy, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness;

▪	the ability to maintain our relationships with our existing clients and to establish relationships with new clients;

▪	a deterioration in the performance of assets held as collateral for secured borrowings;

▪	the impact of the failure to maintain our credit ratings;

▪	any failure to comply with covenants under our financing arrangements;

▪	the effects of the consolidation of financial institutions and the related impact on the availability of credit; and

▪	the impact of actions taken or to be taken by the Treasury and the Board of Governors of the Federal Reserve System on the credit markets and the U.S. economy.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues
Mortgage fees	$66	$86	$118	$147
Fleet management fees	40	38	78	75

Net fee income	106	124	196	222

Fleet lease income	349	360	688	724

Gain on mortgage loans, net	139	147	244	335

Mortgage interest income	22	25	40	50
Mortgage interest expense	(41)	(37)	(79)	(73)

Mortgage net finance expense	(19)	(12)	(39)	(23)

Loan servicing income	97	100	198	200
Change in fair value of mortgage servicing rights	(320)	55	(372)	(108)

Net loan servicing (loss) income	(223)	155	(174)	92

Other income (expense)	19	(6)	33	5

Net revenues	371	768	948	1,355

Expenses
Salaries and related expenses	119	128	233	243
Occupancy and other office expenses	14	12	29	27
Depreciation on operating leases	306	322	614	647
Fleet interest expense	25	21	48	51
Other depreciation and amortization	5	7	11	13
Other operating expenses	117	92	209	183

Total expenses	586	582	1,144	1,164

(Loss) income before income taxes	(215)	186	(196)	191
(Benefit from) provision for income taxes	(89)	75	(78)	75

Net (loss) income	(126)	111	(118)	116
Less: net income attributable to noncontrolling interest	7	5	7	8

Net (loss) income attributable to PHH Corporation	$(133)	$106	$(125)	$108

Basic (loss) earnings per share attributable to PHH Corporation	$(2.40)	$1.93	$(2.26)	$1.98

Diluted (loss) earnings per share attributable to PHH Corporation	$(2.40)	$1.91	$(2.26)	$1.96

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$184	$150
Restricted cash, cash equivalents and investments (including $241 of available-for-sale securities at fair value as of June 30, 2010)	559	596
Mortgage loans held for sale	2,090	1,218
Accounts receivable, net	507	469
Net investment in fleet leases	3,574	3,610
Mortgage servicing rights	1,236	1,413
Property, plant and equipment, net	45	49
Goodwill	25	25
Other assets	658	593

Total assets (1)	$8,878	$8,123

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$515	$495
Debt	5,999	5,160
Deferred income taxes	618	702
Other liabilities	358	262

Total liabilities (2)	7,490	6,619

Commitments and contingencies (Note 11)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized at June 30, 2010 and December 31, 2009; none issued or outstanding at June 30, 2010 or December 31, 2009	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized at June 30, 2010 and December 31, 2009; 55,492,224 shares issued and outstanding at June 30, 2010; 54,774,639 shares issued and outstanding at December 31, 2009	1	1
Additional paid-in capital	1,064	1,056
Retained earnings	291	416
Accumulated other comprehensive income	18	19

Total PHH Corporation stockholders’ equity	1,374	1,492
Noncontrolling interest	14	12

Total equity	1,388	1,504

Total liabilities and equity	$8,878	$8,123

(1)	Our Condensed Consolidated Balance Sheet at June 30, 2010 includes the following assets of variable interest entities (“VIEs”) which can be used only to settle the obligations of the VIEs: Cash and cash equivalents, $26 million; Restricted cash, cash equivalents and investments, $259 million; Mortgage loans held for sale, $253 million; Accounts receivable, $39 million; Net investment in fleet leases, $3,358 million; Property, plant, and equipment, net, $1 million; Other assets, $83 million; and Total assets, $4,019 million.

(2)	Our Condensed Consolidated Balance Sheet at June 30, 2010 includes the following liabilities of VIEs which creditors or beneficial interest holders do not have recourse to PHH Corporation and Subsidiaries: Accounts payable and accrued expenses, $19 million; Debt, $3,118 million; Other liabilities, $10 million; and Total liabilities, $3,147 million.
See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six Months Ended June 30, 2010
(Unaudited)
(In millions, except share data)

	PHH Corporation Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity
Balance at December 31, 2009	54,774,639	$1	$1,056	$416	$19	$12	$1,504
Net (loss) income	—	—	—	(125)	—	7	(118)
Other comprehensive loss, net of income taxes of $1	—	—	—	—	(1)	—	(1)
Stock compensation expense	—	—	5	—	—	—	5
Stock options exercised, including excess tax benefit of $0	453,562	—	6	—	—	—	6
Restricted stock award vesting, net of excess tax benefit of $0	264,023	—	(3)	—	—	—	(3)
Distributions to noncontrolling interest	—	—	—	—	—	(5)	(5)

Balance at June 30, 2010	55,492,224	$1	$1,064	$291	$18	$14	$1,388

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months
	Ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(118)	$116
Adjustments to reconcile Net (loss) income to net cash (used in) provided by operating activities:
Capitalization of originated mortgage servicing rights	(195)	(267)
Net unrealized loss on mortgage servicing rights	372	108
Vehicle depreciation	614	647
Other depreciation and amortization	11	13
Origination of mortgage loans held for sale	(13,649)	(15,920)
Proceeds on sale of and payments from mortgage loans held for sale	13,001	15,415
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(203)	(219)
Deferred income tax (benefit) provision	(85)	71
Other adjustments and changes in other assets and liabilities, net	55	118

Net cash (used in) provided by operating activities	(197)	82

Cash flows from investing activities:
Investment in vehicles	(797)	(524)
Proceeds on sale of investment vehicles	192	220
Purchase of mortgage servicing rights	—	(1)
Proceeds on sale of mortgage servicing rights	5	1
Purchases of property, plant and equipment	(6)	(5)
Purchases of restricted investments	(288)	—
Proceeds from restricted investments	48	—
Decrease (increase) in Restricted cash and cash equivalents	278	(120)
Other, net	6	6

Net cash used in investing activities	(562)	(423)

Cash flows from financing activities:
Proceeds from borrowings	22,125	24,172
Principal payments on borrowings	(21,301)	(23,737)
Issuances of Company Common stock	6	—
Cash paid for debt issuance costs	(29)	(42)
Other, net	(8)	(4)

Net cash provided by financing activities	793	389

Effect of changes in exchange rates on Cash and cash equivalents	—	(11)

Net increase in Cash and cash equivalents	34	37
Cash and cash equivalents at beginning of period	150	109

Cash and cash equivalents at end of period	$184	$146

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
     The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”) are consolidated within PHH’s Condensed Consolidated Financial Statements and Realogy Corporation’s (“Realogy’s”) ownership interest is presented as a noncontrolling interest in the Condensed Consolidated Financial Statements.
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
     Consolidation of Variable Interest Entities. In June 2009, the FASB updated ASC 810 to modify certain characteristics that identify a VIE, revise the criteria for determining the primary beneficiary of a VIE, add an additional reconsideration event to determining whether an entity is a VIE, eliminating troubled debt restructurings as an excluded reconsideration event and enhance disclosures regarding involvement with a VIE. Additionally, with the elimination of the concept of QSPEs in the updates to ASC 860, entities previously considered QSPEs are now within the scope of ASC 810. Entities required to consolidate or deconsolidate a VIE will recognize a cumulative effect in retained earnings for any difference in the carrying amount of the interest recognized. The Company adopted the updates to ASC 810 effective January 1, 2010. As a result of the adoption of updates to ASC 810, assets of consolidated VIEs that can be used only to settle the obligations of the VIE and liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company are presented separately on the face of the Company’s Condensed Consolidated Balance Sheets. As a result of the updates to ASC 860 eliminating the concept of QSPEs, the Company was required to consolidate a mortgage loan securitization trust that previously met the QSPE scope exception under ASC 860. Upon consolidation, the Company elected the fair value option of measuring the assets and liabilities of the mortgage loan securitization trust at fair value under ASC 825, “Financial Instruments.” See Note 13, “Fair Value Measurements” for the transition adjustment related to the adoption of the updates to ASC 810 and ASC 860, which had no impact on Retained earnings, and Note 14, “Variable Interest Entities” for further discussion.
     Fair Value Measurements. In January 2010, the FASB updated ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to add disclosures for transfers in and out of level one and level two of the valuation hierarchy and to present separately information about purchases, sales, issuances and settlements in the reconciliation for assets and liabilities classified within level three of the valuation hierarchy. The updates to ASC 820 also clarify existing disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company adopted the disclosure provisions of the updates to ASC 820 for transfers in and out of level one and level two, level of disaggregation and inputs and valuation techniques used to measure fair value effective January 1, 2010. The additional disclosures resulting from the adoption of the updates to ASC 820 are included in Note 13, “Fair Value Measurements” in the Company’s Notes to Condensed Consolidated Financial Statements. Certain other disclosures about the activity in the reconciliation of level three activity are effective for fiscal years and interim periods beginning after December 15, 2010, which will enhance the disclosure requirements and will not impact the Company’s financial position, results of operations or cash flows.
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
     Loan Modifications. In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset” (“ASU No. 2010-18”), an update to ASC 310, “Receivables” (“ASC 310”). ASU No. 2010-18 amends ASC 310 for modifications of loans that are accounted for within a pool, such that these modifications do not result in the removal of loans from the pool even if the modifications would be considered a troubled debt restructuring. ASU 2010-18 is effective for modifications of loans within pools under ASC 310 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of ASU 2010-18 is not expected to impact the Company’s Condensed Consolidated Financial Statements.
     Financing Receivables. In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”), an update to ASC 310. ASU No. 2010-20 enhances the disclosure requirements of ASC 310 regarding the credit quality of financing receivables and the allowance for credit losses and requires entities to provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. In addition, ASU No. 2010-20 requires disclosure of credit quality indicators, past due information, and modifications of its financing receivables. For public entities, the end of period disclosure requirements of ASU No. 2010-20 are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. ASU No. 2010-20 will enhance the disclosure requirements for financing receivables and credit losses, but will not impact the Company’s financial position, results of operations or cash flows.
2. (Loss) Earnings Per Share
     Basic (loss) earnings per share attributable to PHH Corporation was computed by dividing Net (loss) income attributable to PHH Corporation during the period by the weighted-average number of shares outstanding during the period. Diluted (loss) earnings per share attributable to PHH Corporation was computed by dividing Net (loss) income attributable to PHH Corporation by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and six months ended June 30, 2010 excludes approximately 2.7 million outstanding stock-based compensation awards, as well as the assumed conversion of the Company’s 2012 Convertible Notes and related purchased options and sold warrants as their inclusion would be anti-dilutive. Additionally, the sold warrants related to the Company’s 2014 Convertible Notes were excluded from the computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and six months ended June 30, 2010, as their inclusion would be anti-dilutive. The 2014 Convertible Notes and related purchased options are also excluded from the weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three and six months ended June 30, 2010 as they are currently to be settled only in cash. The Company’s Convertible Notes are defined and further discussed in Note 9, “Debt and Borrowing Arrangements.”
     The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for both the three and six months ended June 30, 2009 excludes approximately 2.8 million outstanding stock-based compensation awards, as well as the assumed conversion of the Company’s 2012 Convertible Notes and related purchased options and sold warrants as their inclusion would be anti-dilutive.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table summarizes the basic and diluted (loss) earnings per share attributable to PHH Corporation calculations for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In millions, except share and per share data)
Net (loss) income attributable to PHH Corporation	$(133)	$106	$(125)	$108

Weighted-average common shares outstanding — basic	55,547,650	54,502,265	55,293,111	54,441,028
Effect of potentially dilutive securities:
Stock options	—	20,857	—	10,605
Restricted stock units	—	550,772	—	356,522

Weighted-average common shares outstanding — diluted	55,547,650	55,073,894	55,293,111	54,808,155

Basic (loss) earnings per share attributable to PHH Corporation	$(2.40)	$1.93	$(2.26)	$1.98

Diluted (loss) earnings per share attributable to PHH Corporation	$(2.40)	$1.91	$(2.26)	$1.96

3. Restricted Cash, Cash Equivalents and Investments
     The Company’s Restricted cash, cash equivalents and investments primarily relate to (i) amounts specifically designated to purchase assets, to repay debt and/or to provide over-collateralization within the Company’s asset-backed debt arrangements, (ii) funds collected and held for pending mortgage closings and (iii) accounts held in trust for the capital fund requirements of and potential claims related to the Company’s wholly owned mortgage reinsurance subsidiary, Atrium Reinsurance Corporation (“Atrium”).
     During the three months ended June 30, 2010, the Company invested in certain high credit quality debt securities using the restricted cash within Atrium. These investments remain in trust for the capital fund requirements of, and potential claims related to, Atrium. Restricted cash and cash equivalents includes marketable securities with original maturities of three months or less.
     The following tables summarize certain information regarding the Company’s Restricted cash, cash equivalents and investment balances:

	June 30,	December 31,
	2010	2009
	(In millions)
Restricted cash and cash equivalents	$318	$596
Restricted investments (at fair value)	241	—

Restricted cash, cash equivalents and investments	$559	$596

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	June 30, 2010
					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
	(In millions)
Restricted investments classified as available-for-sale:
Corporate securities	$46	$46	$—	$—	31 mos.
Agency securities (1)	157	158	1	—	20 mos.
Government securities	37	37	—	—	24 mos.

Total available-for-sale securities	$240	$241	$1	$—	23 mos.

(1)	Represents bonds and notes issued by various agencies including, but not limited to, Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal Home Loan Banks.
     The Company’s restricted investments are recorded at fair value and classified as available-for-sale. During both the three and six months ended June 30, 2010, the amount of realized gains from the sale of available-for-sale securities was not significant. There were no available-for-sale securities outstanding during the six months ended June 30, 2009.
4. Mortgage Servicing Rights
     The activity in the Company’s loan servicing portfolio associated with its capitalized MSRs consisted of:

	Six Months
	Ended June 30,
	2010	2009
	(In millions)
Unpaid principal balance of capitalized loan servicing portfolio:
Balance, beginning of period	$127,700	$129,078
Additions	12,381	14,050
Payoffs, sales and curtailments	(9,984)	(17,141)

Balance, end of period	$130,097	$125,987

     The activity in the Company’s capitalized MSRs consisted of:

	Six Months
	Ended June 30,
	2010	2009
	(In millions)
Mortgage Servicing Rights:
Balance, beginning of period	$1,413	$1,282
Additions	195	268
Changes in fair value due to:
Realization of expected cash flows	(110)	(212)
Changes in market inputs or assumptions used in the valuation model	(262)	104
Sales	—	(6)

Balance, end of period	$1,236	$1,436

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	June 30,
	2010	2009
Weighted-average prepayment speed (CPR)	15%	16%
Option adjusted spread, in basis points (“bps”)	719	554
Volatility	29%	31%
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In millions)
Net service fee revenue	$99	$105	$196	$212
Late fees	5	4	10	9
Other ancillary servicing revenue	8	11	18	16
     As of June 30, 2010, the Company’s MSRs had a weighted-average life of approximately 4.7 years. Approximately 69% of the MSRs associated with the loan servicing portfolio as of June 30, 2010 were restricted from sale without prior approval from the Company’s private-label clients or investors.
     The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Six Months
	Ended June 30,
	2010	2009
Initial capitalization rate of additions to MSRs	1.58%	1.91%
Weighted-average servicing fee of additions to MSRs (in bps)	30	37

	June 30,
	2010	2009
Capitalized servicing rate	0.95%	1.14%
Capitalized servicing multiple	3.1	3.5
Weighted-average servicing fee (in bps)	30	33

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
5. Loan Servicing Portfolio
     The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.
Portfolio Activity

	Six Months
	Ended June 30,
	2010	2009
	(In millions)
Unpaid principal balance of loan servicing portfolio:
Balance, beginning of period	$151,481	$149,750
Additions	16,119	17,606
Payoffs, sales and curtailments	(11,633)	(18,173)

Balance, end of period	$155,967	$149,183

Portfolio Composition

	June 30,
	2010	2009
	(In millions)
Owned servicing portfolio	$132,774	$128,670
Subserviced portfolio	23,193	20,513

Total servicing portfolio	$155,967	$149,183

Fixed rate	$107,113	$97,846
Adjustable rate	48,854	51,337

Total servicing portfolio	$155,967	$149,183

Conventional loans	$130,969	$130,378
Government loans	18,204	11,936
Home equity lines of credit	6,794	6,869

Total servicing portfolio	$155,967	$149,183

Weighted-average interest rate	5.2%	5.5%

Portfolio Delinquency(1)

	June 30,
	2010		2009
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance
30 days	2.38%	2.09%	2.50%	2.22%
60 days	0.57%	0.54%	0.72%	0.68%
90 or more days	1.75%	1.86%	0.89%	0.93%

Total delinquency	4.70%	4.49%	4.11%	3.83%

Foreclosure/real estate owned/bankruptcies	2.66%	2.73%	2.62%	2.72%

(1)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     As of June 30, 2010 and December 31, 2009, the Company had outstanding servicing advance receivables of $152 million and $141 million, respectively, which were included in Accounts receivable, net in the Condensed Consolidated Balance Sheets.
6. Mortgage Loan Sales
     The Company sells its residential mortgage loans through one of the following methods: (i) sales to Fannie Mae and Freddie Mac and loan sales to other investors guaranteed by the Government National Mortgage Association (collectively, Government-Sponsored entities or “GSEs”), or (ii) sales to private investors, or sponsored securitizations through the Company’s wholly owned subsidiary, PHH Mortgage Capital, LLC (“PHHMC”), which maintains securities issuing capacity through a public registration statement. During the six months ended June 30, 2010, 97% of the Company’s mortgage loan sales were to the GSEs and the remaining 3% were sold to private investors. The Company did not execute any sales or securitizations through PHHMC during the six months ended June 30, 2010. During the six months ended June 30, 2010, the Company retained MSRs on approximately 98% of mortgage loans sold. The Company did not retain any interests from sales or securitizations other than MSRs during the six months ended June 30, 2010.
     Key economic assumptions used in measuring the fair value of the Company’s MSRs at June 30, 2010 and the effect on fair value from adverse changes in those assumptions were as follows:

MSRs
(In millions)
Fair value of retained interests	$1,236
Weighted-average life (in years)	4.7
Weighted-average servicing fee (in bps)	30
Weighted-average prepayment speed (annual rate)	15%
Impact on fair value of 10% adverse change	$(79)
Impact on fair value of 20% adverse change	(151)
Option adjusted spread (in bps)	719
Impact on fair value of 10% adverse change	$(46)
Impact on fair value of 20% adverse change	(90)
Volatility (annual rate)	29%
Impact on fair value of 10% adverse change	$(12)
Impact on fair value of 20% adverse change	(24)
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table sets forth information regarding cash flows relating to the Company’s loan sales in which it has continuing involvement.

	Six Months Ended
	June 30,
	2010	2009
	(In millions)
Proceeds from new loan sales or securitizations	$12,599	$14,139
Servicing fees received (1)	196	212
Other cash flows received on retained interests (2)	1	4
Purchases of delinquent or foreclosed loans	(50)	(52)
Servicing advances	(846)	(483)
Repayment of servicing advances	829	489

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Represents cash flows received on retained interests other than servicing fees.
     During the three and six months ended June 30, 2010, the Company recognized pre-tax gains of $84 million and $198 million, respectively, related to the sale or securitization of residential mortgage loans which are recorded in Gain on mortgage loans, net in the Condensed Consolidated Statement of Operations.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. Derivatives and Risk Management Activities
     The Company did not have any derivative instruments designated as hedging instruments as of and during the six months ended June 30, 2010 or 2009. The following tables summarize the amounts recorded in the Company’s Condensed Consolidated Balance Sheets for derivative instruments not designated as hedging instruments:

	June 30, 2010
	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Fair	Notional	Sheet	Fair	Notional
	Presentation	Value	Amount	Presentation	Value	Amount
	(In millions)
Interest rate lock commitments (“IRLCs”)	Other assets	$148	$5,336	Other liabilities	$6	$76

Option contracts related to interest rate and price risk for MLHS and IRLCs	Other assets	3	1,670	N/A	—	—
Forward delivery commitments not subject to master netting arrangements:
Related to interest rate and price risk for MLHS and IRLCs	Other assets	15	1,226	Other liabilities	38	2,616
Forward delivery commitments subject to master netting arrangements(1):
Related to interest rate and price risk for MLHS and IRLCs	Other assets	15	1,405	Other assets	34	1,814
Related to interest rate and price risk for MLHS and IRLCs	Other liabilities	18	1,355	Other liabilities	61	3,125
Contracts related to interest rate risk for variable-rate debt arrangements and fixed-rate leases	Other assets	3	666	N/A	—	—
Derivative instruments related to the issuance of the 2014 Convertible Notes(2)	Other assets	44	—	Other liabilities	44	—
Foreign exchange contracts	Other assets	4	99	Other liabilities	—	42

Total derivative instruments		250			183

Impact of master netting arrangements(1)		(52)			(52)
Cash collateral		23			(10)

Net fair value of derivative instruments		$221			$121

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2009
	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Fair	Notional	Sheet	Fair	Notional
	Presentation	Value	Amount	Presentation	Value	Amount
	(In millions)
IRLCs	Other assets	$31	$3,507	Other liabilities	$5	$934
Forward delivery commitments not subject to master netting arrangements:
Related to interest rate and price risk for MLHS and IRLCs	Other assets	44	3,121	Other liabilities	9	855
Forward delivery commitments subject to master netting arrangements(1):
Related to interest rate and price risk for MLHS and IRLCs	Other assets	34	2,415	Other assets	4	483
Contracts related to interest rate risk for variable-rate debt arrangements and fixed-rate leases	Other assets	8	911	N/A	—	—
Derivative instruments related to the issuance of the 2014 Convertible Notes(2)	Other assets	37	—	Other liabilities	37	—
Foreign exchange contracts	N/A	—	—	Other liabilities	2	285

Total derivative instruments		154			57

Impact of master netting arrangements(1)		(4)			(4)
Cash collateral		(6)			(1)

Net fair value of derivative instruments		$144			$52

(1)	Represents derivative instruments that are executed with the same counterparties and subject to master netting arrangements between the Company and its counterparties.

(2)	The notional amount of the derivative instruments related to the issuance of the 2014 Convertible Notes represents 9.6881 million shares of the Company’s Common stock as of both June 30, 2010 and December 31, 2009.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table summarizes the gains (losses) recorded in the Company’s Condensed Consolidated Statements of Operations for derivative instruments not designated as hedging instruments:

	Statement of	Three Months Ended		Six Months Ended
	Operations	June 30,		June 30,
	Presentation	2010	2009	2010	2009
		(In millions)
IRLCs	Gain on mortgage loans, net	$379	$108	$581	$277
Option contracts related to interest rate and price risk for MLHS and IRLCs	Gain on mortgage loans, net	(12)	—	(12)	—
Forward delivery commitments related to interest rate and price risk for MLHS and IRLCs	Gain on mortgage loans, net	(189)	9	(246)	(37)
Contracts related to interest rate risk for variable-rate debt arrangements and fixed-rate leases	Fleet interest expense	(3)	—	(6)	(1)
Foreign exchange contracts	Fleet interest expense	6	(19)	5	(15)

Total derivative instruments		$181	$98	$322	$224

     The Company’s principal market exposure is to interest rate risk, specifically long-term United States (“U.S.”) Department of the Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. The Company also has exposure to the London Interbank Offered Rate (“LIBOR”) due to the impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in fixed-rate lease assets. From time to time, the Company uses various financial instruments, including swap contracts, forward delivery commitments on mortgage-backed securities (“MBS”) or whole loans, futures and options contracts to manage and reduce this risk.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. Vehicle Leasing Activities
     The components of Net investment in fleet leases were as follows:

	June 30,	December 31,
	2010	2009
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$7,445	$7,446
Vehicles under closed-end operating leases	235	263

Vehicles under operating leases	7,680	7,709
Less: Accumulated depreciation	(4,471)	(4,382)

Net investment in operating leases	3,209	3,327

Direct Financing Leases:
Lease payments receivable	117	121
Less: Unearned income	(3)	(4)

Net investment in direct financing leases	114	117

Off-Lease Vehicles:
Vehicles not yet subject to a lease	249	164
Vehicles held for sale	8	9
Less: Accumulated depreciation	(6)	(7)

Net investment in off-lease vehicles	251	166

Net investment in fleet leases	$3,574	$3,610

	June 30,	December 31,
	2010	2009
Vehicles under open-end leases	96%	95%
Vehicles under closed-end leases	4%	5%

Vehicles under variable-rate leases	77%	76%
Vehicles under fixed-rate leases	23%	24%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9. Debt and Borrowing Arrangements
     The following tables summarize the components of the Company’s indebtedness as of June 30, 2010 and December 31, 2009:

June 30, 2010
						Assets Held as Collateral(1)
								Mortgage	Net
					Maturity/			Loans	Investment
			Interest		Expiry	Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date	Receivable	Cash	Sale	Leases
	(Dollars in millions)
Chesapeake Series 2009-1 Term Notes	$1,000	$1,000			5/20/2010
Chesapeake Series 2009-2 Term Notes	903	903			2/17/2011
Chesapeake Series 2009-3 Term Notes	50	50			10/20/2011
Chesapeake Series 2009-4 Term Notes	222	222			2/18/2010
Chesapeake Series 2010-1 Variable Funding Notes	500	1,000			5/31/2011
FLRT Series 2010-1 Notes	284	284			2/2011–11/2013
Other	42	42			11/2010–6/2016

Total Vehicle Management Asset-Backed Debt	3,001	3,501	2.1	%(4)		$34	$259	$—	$3,332

RBS Repurchase Facility	502	800	3.0%		6/24/2011	—	—	523	—
CSFB Mortgage Repurchase Facility	334	350	2.9%		5/25/2011	—	—	351	—
CSFB Mortgage Venture Repurchase Facility	68	150	2.9%		5/25/2011	—	—	72	—
Ally Bank Mortgage Venture Repurchase Facility	52	150	4.2%		3/30/2011	—	—	64	—
Fannie Mae Repurchase Facilities	722	722	1.0%		N/A	—	—	722	—
Other	58	84	2.9%–4.2%		9/2010 – 10/2010	63	—	5	—

Total Mortgage Warehouse and Other Asset-Backed Debt	1,736	2,256				63	—	1,737	—

Term Notes	433	433	7.2%-7.9	%(5)	3/2013-4/2018	—	—	—	—
Credit Facilities	379	810	1.0%-4.2	%(6)	1//2011-2/2013	—	—	—	—
Convertible Notes due 2012	229	229	4.0	%(7)	4/15/2012	—	—	—	—
Convertible Notes due 2014	186	186	4.0	%(8)	9/1/2014	—	—	—	—

Total Unsecured Debt	1,227	1,658				—	—	—	—

Mortgage Loan Securitization Debt Certificates, at Fair Value(9)	35	35	7.0	%(10)	12/2027	—	—	—	—

Total Debt	$5,999	$7,450				$97	$259	$1,737	$3,332

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

December 31, 2009
						Assets Held as Collateral(1)
								Mortgage	Net
					Maturity/			Loans	Investment
			Interest		Expiry	Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date	Receivable	Cash	Sale	Leases
	(Dollars in millions)
Chesapeake Series 2006-2 Variable Funding Notes	$657	$657			2/26/2009
Chesapeake Series 2009-1 Term Notes	1,000	1,000			5/20/2010
Chesapeake Series 2009-2 Term Notes	902	902			2/17/2011
Chesapeake Series 2009-3 Term Notes	50	50			10/20/2011
Chesapeake Series 2009-4 Term Notes	250	250			2/18/2010
Other	33	33			3/2010– 6/2016

Total Vehicle Management Asset-Backed Debt	2,892	2,892	2.0	%(4)		$21	$297	$—	$3,082

RBS Repurchase Facility	622	1,500	3.0%		6/24/2010	—	1	667	—
Fannie Mae Repurchase Facilities	325	325	1.0%		N/A	—	—	333	—
Other	49	60	2.7%- 3.1%		9/2010- 10/2010	52	—	5	—

Total Mortgage Warehouse and Other Asset-Backed Debt	996	1,885				52	1	1,005	—

Term Notes	439	439	6.5%- 7.9	%(5)	4/2010- 4/2018	—	—	—	—
Credit Facilities	432	1,305	1.0	%(6)	1/6/2011	—	—	—	—
Convertible Notes due 2012	221	221	4.0	%(7)	4/15/2012	—	—	—	—
Convertible Notes due 2014	180	180	4.0	%(8)	9/1/2014	—	—	—	—

Total Unsecured Debt	1,272	2,145				—	—	—	—

Total Debt	$5,160	$6,922				$73	$298	$1,005	$3,082

(1)	Assets held as collateral are not available to pay the Company’s general obligations.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements. The Series 2009-1, Series 2009-2, Series 2009-3 and Series 2009-4 notes (the “Chesapeake Term Notes”) (as defined below) have revolving periods during which time the pro-rata share of lease cash flows pledged to Chesapeake, will create availability to fund the acquisition of vehicles to be leased to customers of the Company’s Fleet Management Services segment. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(3)	Represents the variable interest rate as of the respective date, with the exception of Total Vehicle Management Asset-Backed Debt, Term Notes, the 2012 Convertible Notes, the 2014 Convertible Notes and the Mortgage Loan Securitization Debt Certificates.

(4)	Represents the weighted-average interest rate of the Company’s vehicle management asset-backed debt arrangements as of June 30, 2010 and December 31, 2009, respectively.

(5)	Represents the range of stated interest rates of the MTNs outstanding as of June 30, 2010 and December 31, 2009, respectively. The effective rate of interest of the outstanding MTNs was 7.2% as of both June 30, 2010 and December 31, 2009.

(6)	Represents the range of stated interest rates on the Amended Credit Facility as of June 30, 2010 and December 31, 2009, respectively, excluding per annum utilization and facility fees. The effective interest rate of the Credit Facilities was 2.9% and 1.0% as of June 30, 2010 and December 31, 2009, respectively.

(7)	The effective rate of interest of the 2012 Convertible Notes was 12.4% as of both June 30, 2010 and December 31, 2009, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(8)	The effective rate of interest of the 2014 Convertible Notes was 13.0% as of both June 30, 2010 and December 31, 2009, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs.

(9)	The Mortgage Loan Securitization Debt Certificates were consolidated by the Company as a result of the adoption of updates to ASC 810 with $47 million of Securitized Mortgage Loans, included in Other Assets. (See Note 1, “Summary of Significant Accounting Policies” for additional information). The cashflows of the Securitized Mortgage Loans support payment of the debt certificates and creditors of the securitization trust do not have recourse to the Company.

(10)	The Mortgage Loan Securitization Debt Certificates are fixed rate.
     The fair value of the Company’s debt was $6.0 billion and $5.1 billion as of June 30, 2010 and December 31, 2009, respectively.
Asset-Backed Debt
     Vehicle Management Asset-Backed Debt.
     Vehicle management asset-backed debt primarily represents variable-rate debt issued by the Company’s wholly owned subsidiary, Chesapeake Funding LLC (“Chesapeake”), to support the acquisition of vehicles used by the Fleet Management Services segment’s U.S. leasing operations and debt issued by FLRT used to finance leases originated by the Company’s Canadian fleet operation. The obligations of both Chesapeake and FLRT are non-recourse to the Company and are provided for by payments made by lessees under lease contracts.
     As of June 30, 2010, 83% of the carrying value of the Company’s fleet leases collateralized the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding and term notes (the “Chesapeake Lease Portfolio”). Approximately 99% of the Chesapeake Lease Portfolio as of June 30, 2010 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of June 30, 2010, the Chesapeake Lease Portfolio consisted of 21% and 79% fixed-rate and variable-rate leases, respectively. As of June 30, 2010, the top 25 client lessees represented approximately 52% of the Chesapeake Lease Portfolio, with no client exceeding 5%.
     The maturity date for the Chesapeake Notes represents the end of the respective notes’ revolving period. During the revolving period, the notes’ pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of the Company’s Fleet Management Services segment. Subsequent to the revolving period, the notes’ prorata share of lease cashflows will be used to pay principal amounts due in accordance with the terms of the notes.
     The Chesapeake Series 2009-1 Term Notes and Chesapeake Series 2009-4 Term Notes began to amortize in accordance with their terms at the end of the respective revolving periods (commencement of the “Amortization Period”). During the Amortization Period, the Company will be unable to use the pro-rata share of lease cash flows to fund the acquisition of vehicles to be leased under the Chesapeake Term Notes, and monthly repayments will be made on the notes through the earlier of 125 months following the commencement of the Amortization Period, or when the respective series of notes are paid in full based on an allocable share of the collection of cash receipts of lease payments relating to the collateralized vehicle leases and related assets. The allocable share is based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the Amortization Period. After the payment of interest, servicing fees, administrator fees and servicer advance reimbursements, any monthly lease collections during the Amortization Period of a particular series would be applied to reduce the principal balance of the series notes.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     On June 1, 2010, Chesapeake entered into the Series 2010-1 Indenture Supplement pursuant to which $1.0 billion in aggregate principal amount of senior Class A variable funding notes may be issued under commitments provided by a syndicate of lenders. On that date, $500 million of Class A notes were issued. This issuance was used to repay the remaining outstanding balance of the Series 2006-2 variable funding notes, increase borrowings relative to the pool of eligible lease assets and fund certain other fees and costs in connection with the issuance of the Series 2010-1 variable funding notes. As of June 30, 2010, commitments under the Series 2010-1 Indenture Supplement are scheduled to expire on May 31, 2011 (the “Scheduled Expiry Date”), but are renewable on or before the Scheduled Expiry Date, subject to agreement by the parties. If the agreements are not renewed, the notes’ amortization period will begin and the prorata share of lease cashflows will be used to pay principal amounts due in accordance with the terms of the notes beginning in the month following the Scheduled Expiry Date and ending up to 125 months after the Scheduled Expiry Date.
     On January 27, 2010, FLRT issued approximately $119 million of senior Class A-1 term asset-backed notes which was comprised of two subclasses of senior term asset-backed notes (the “FLRT Series 2010-1 Class A-1 Notes”) and approximately $224 million of senior Class A-2 term asset-backed notes which was comprised of two subclasses of senior term asset-backed notes (together with the FLRT Series 2010-1 Class A-1 Notes, collectively the “FLRT Series 2010-1 Notes”) to finance a fixed pool of eligible lease assets in Canada. Three of the four subclasses of FLRT Series 2010-1 Notes were denominated in Canadian dollars with the remaining subclass of FLRT Series 2010-1 Notes denominated in U.S. dollars. The FLRT Series 2010-1 Class A-1 notes and Class A-2 notes were issued as amortizing notes and have maturity dates of February 15, 2011 and November 15, 2013, respectively.
     Mortgage Warehouse and Other Asset-Backed Debt.
     The Company maintains a variable-rate committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). The RBS Repurchase Facility was amended, effective June 25, 2010, to reduce the committed capacity from $1.5 billion to $800 million, and was extended to June 24, 2011, among other provisions.
     On May 26, 2010, the Company entered into two committed 364-day variable-rate mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”) pursuant to master repurchase agreements. The facilities consist of a $350 million facility (“CSFB Mortgage Repurchase Facility”) and a $150 million facility entered into by the Mortgage Venture (“CSFB Mortgage Venture Repurchase Facility”).
     On April 8, 2010, the Mortgage Venture entered into a $150 million 356-day variable-rate committed mortgage repurchase facility with Ally Bank pursuant to a master repurchase agreement and certain related agreements (“Ally Bank Mortgage Venture Repurchase Facility”).
     The Company’s variable-rate uncommitted mortgage repurchase facilities with Fannie Mae (the “Fannie Mae Repurchase Facilities”) have total uncommitted capacity of approximately $3.0 billion as of both June 30, 2010 and December 31, 2009.
     Other asset-backed facilities as of June 30, 2010 and December 31, 2009 includes $54 million and $44 million, respectively, outstanding under a servicing advance facility and $4 million and $5 million, respectively, outstanding under an uncommitted variable-rate mortgage warehouse facility.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Unsecured Debt
     Term Notes
     The medium-term notes (the “MTNs”) were publicly issued under an indenture dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. In April 2010, $5 million of MTNs were repaid upon maturity.
     Credit Facilities
     Credit facilities primarily represents an Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.
     On June 25, 2010, the Amended Credit Facility was further amended pursuant to which certain lenders consented to the amendments (the “Extending Lenders”) which extended the termination date of their respective revolving commitments from January 6, 2011 to February 29, 2012. Provided certain conditions are met, the Company may extend the revolving commitments of the Extending Lenders for an additional year at its request (the “Extension Option”). Effective June 25, 2010, the capacity of the Amended Credit Facility was reduced from $1.3 billion to $805 million and will be further reduced to $525 million on January 6, 2011 upon the termination of the commitments related to certain lenders that did not consent to the amendments (the “Non-Extending Lenders”).
     Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. As of June 30, 2010 borrowings under the Amended Credit Facility related to commitments from the Extending Lenders bore interest at a margin of 350 bps over a benchmark index of either LIBOR or the federal funds rate (the “Benchmark Rate”). As of June 30, 2010 borrowings under the Amended Credit Facility related to commitments from the Non-Extending Lenders bore interest at a margin of 70 bps over the Benchmark Rate. As of December 31, 2009, borrowings under the Amended Credit Facility bore interest at a margin of 70 bps over the Benchmark Rate. The Amended Credit Facility also requires the Company to pay utilization fees related to the Non-Extending Lenders’ commitments if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility. There is no utilization fee associated with the borrowings related to the Extending Lenders’ commitments. The per annum utilization fee applied to both the borrowings related to the Non-Extending Lenders’ commitments as of June 30, 2010 and all borrowings under the Amended Credit Facility as of December 31, 2009 was 12.5 bps. The per annum facility fee for the Extending Lenders’ commitments as of June 30, 2010 was 75 bps and a per annum facility fee of 17.5 bps was paid both on the Non-Extending Lenders’ commitments as of June 30, 2010 and the Amended Credit Facility in its entirety as of December 31, 2009. In the event that the Extension Option is elected by the Company, the Extending Lenders will receive an immediate increase in pricing related to their commitments of an additional 25 bps per annum.
     Convertible Notes
     On April 2, 2008, the Company completed a private offering of the 4.0% Convertible Notes due 2012 (the “2012 Convertible Notes”) with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The carrying amount as of June 30, 2010 and December 31, 2009 is net of an unamortized discount of $21 million and $29 million, respectively. There were no conversions of the 2012 Convertible Notes during the six months ended June 30, 2010.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     On September 29, 2009, the Company completed a private offering of the 4.0% Convertible Senior Notes due 2014 (the “2014 Convertible Notes”) with an aggregate principal balance of $250 million and a maturity date of September 1, 2014 to certain qualified institutional buyers. The carrying amount as of June 30, 2010 and December 31, 2009 is net of an unamortized discount of $64 million and $70 million, respectively. There were no conversions of the 2014 Convertible Notes during the six months ended June 30, 2010.
Debt Maturities
     The following table provides the contractual maturities of the Company’s indebtedness at June 30, 2010. The maturities of the Company’s vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets:

	Asset-Backed	Unsecured	Total
		(In millions)
Within one year	$2,571	$137	$2,708
Between one and two years	1,036	512	1,548
Between two and three years	629	426	1,055
Between three and four years	392	2	394
Between four and five years	112	252	364
Thereafter	5	18	23

	$4,745	$1,347	$6,092

     As of June 30, 2010, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
		(In millions)
Asset-Backed Funding Arrangements
Vehicle management(2)	$3,501	$3,001	$500
Mortgage warehouse and other(3)	2,256	1,833	423
Unsecured Committed Credit Facilities(4)	810	395	415

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(2)	The Chesapeake 2009-1 Term Notes and the 2009-4 Term Notes have entered their respective Amortization Periods. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” above for additional information on the revolving and amortization periods of these facilities.

(3)	Capacity does not reflect $2.3 billion undrawn under the $3.0 billion Fannie Mae Repurchase Facilities, as these facilities are uncommitted. Utilized capacity reflects $97 million of mortgage loans sold to RBS under the terms of the RBS Repurchase Facility. The mortgage loans and related debt are not included in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2010.

(4)	Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Company’s Condensed Consolidated Balance Sheet.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Debt Covenants
     Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain affirmative and negative covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of the Company and its material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. Among other covenants, the Amended Credit Facility and the RBS Repurchase Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 6.5:1. Among other covenants, the CSFB Mortgage Repurchase Facility requires that the Company maintain (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of consolidated net income for the quarter, if positive and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1, among other covenants. The Amended Credit Facility requires the Company to maintain a minimum of $1.0 billion in committed mortgage repurchase or warehouse facilities, with no more than $500 million of gestation facilities, excluding the uncommitted facilities provided by Fannie Mae. In addition, the RBS Repurchase Facility and the CSFB Mortgage Repurchase Facility require PHH Mortgage Corporation to maintain a minimum of $2.5 billion and $2.0 billion in mortgage repurchase or warehouse facilities, respectively, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the respective facility. At June 30, 2010, the Company was in compliance with all of its financial covenants related to its debt arrangements.
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
     During the three months ended June 30, 2010, the Benefit from income taxes was $89 million and was impacted by a $3 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the three months ended June 30, 2010 for which the Company believes it is more likely than not that the loss carryforwards will not be realized).
     During the three months ended June 30, 2009, the Provision for income taxes was $75 million, and was impacted by a $1 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the three months ended June 30, 2009 for which the Company believes it is more likely than not that the loss carryforwards will not be realized).
     During the six months ended June 30, 2010, the Benefit from income taxes was $78 million and was impacted by a $5 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
generated during the six months ended June 30, 2010 for which the Company believes it is more likely than not that the loss carryforwards will not be realized).
     During the six months ended June 30, 2009, the Provision for income taxes was $75 million, and was impacted by a $1 million net decrease in valuation allowances for deferred tax assets (primarily due to the reduction of loss carryforwards as a result of taxable income generated during the six months ended June 30, 2009).
11. Commitments and Contingencies
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
     Loan Recourse
     The Company sells a majority of its loans on a non-recourse basis. The Company also provides representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by the Company. If there is no breach of a representation and warranty provision, the Company has no obligation to repurchase the loan or indemnify the investor against loss. The unpaid principal balance of the loans sold by the Company represents the maximum potential exposure related to representation and warranty provisions; however, the Company cannot estimate its maximum exposure because it does not service all of the loans for which it has provided a representation or warranty. The outstanding balance of loans sold with specific recourse by the Company and those for which a breach of representation or warranty provision was identified subsequent to sale was $215 million as of June 30, 2010, 14.46% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).
     As of June 30, 2010, the Company had a liability of $68 million, included in Other liabilities in the Condensed Consolidated Balance Sheet, for probable losses related to the Company’s recourse exposure.
     Mortgage Reinsurance
     The Company’s two contracts with primary mortgage insurance companies, through Atrium, are inactive and in runoff. Through these reinsurance contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. As of March 31, 2010, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 5.5 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. The Company is required to hold securities in trust related to this potential obligation, which were $284 million and were included in Restricted cash, cash equivalents and investments in the Condensed Consolidated Balance Sheet as of June 30, 2010. The Company’s unpaid contractual reinsurance payments outstanding as of June 30, 2010 were $4 million. As of June 30, 2010, a liability of $128 million was included in Other liabilities in the Condensed Consolidated Balance Sheet for incurred and incurred but not reported losses associated with the Company’s mortgage reinsurance activities, which was determined on an undiscounted basis.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     A summary of the activity in reinsurance-related reserves is as follows:

	Three Months
	Ended June 30,
	2010	2009
	(In millions)
Reinsurance-related reserves, April 1,	$117	$97
Realized reinsurance losses	(4)	(1)
Increase in reinsurance reserves	15	12

Reinsurance-related reserves, June 30,	$128	$108

	Six Months
	Ended June 30,
	2010	2009
	(In millions)
Reinsurance-related reserves, January 1,	$108	$83
Realized reinsurance losses	(6)	(1)
Increase in reinsurance reserves	26	26

Reinsurance-related reserves, June 30,	$128	$108

12. Accumulated Other Comprehensive Income
     The components of total comprehensive (loss) income are summarized as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In millions)
Net (loss) income attributable to PHH Corporation	$(133)	$106	$(125)	$108

Other comprehensive (loss) income:
Currency translation adjustments	(8)	10	(2)	6
Unrealized gains on available-for-sale securities	1	—	1	—

Total other comprehensive (loss) income	(7)	10	(1)	6

Total comprehensive (loss) income	$(140)	$116	$(126)	$114

     The after-tax components of Accumulated other comprehensive income were as follows:

		Unrealized
		Gains on		Accumulated
	Currency	Available-		Other
	Translation	for-Sale	Pension	Comprehensive
	Adjustment	Securities	Adjustment	Income
	(In millions)
Balance at December 31, 2009	$27	$—	$(8)	$19
Change during 2010	(2)	1	—	(1)

Balance at June 30, 2010	$25	$1	$(8)	$18

     The components of Accumulated other comprehensive income presented above are net of income taxes except for the currency translation adjustment which excludes income taxes on undistributed earnings of foreign subsidiaries that are considered to be indefinitely invested.

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
     The Company determines fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs. The Company uses unobservable inputs when observable inputs are not available. These inputs are based upon the Company’s judgments and assumptions, which are the Company’s assessment of the assumptions market participants would use in pricing the asset or liability, which may include assumptions about risk, counterparty credit quality, the Company’s creditworthiness and liquidity and are developed based on the best information available. The incorporation of counterparty credit risk did not have a significant impact on the valuation of the Company’s assets and liabilities recorded at fair value on a recurring basis as of June 30, 2010.
     The Company has classified assets and liabilities measured at fair value on a recurring basis pursuant to the valuation hierarchy as follows:
     Restricted Investments. The Company’s restricted investments are classified within Level Two of the valuation hierarchy.
     Restricted investments represent certain high credit quality debt securities, classified as available-for-sale, held in trust for the capital fund requirements of and potential claims related to Atrium. (See Note 3, “Restricted Cash, Cash Equivalents and Investments” for additional information). The Company estimates the fair value of its restricted investments using current broker prices from multiple pricing sources.
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
     The Company’s Level Three MLHS primarily represent Scratch and Dent (as defined below), second-lien, certain non-conforming and construction loans which lack observable pricing data as the market for these loans is considered illiquid or distressed. The fair value of MLHS classified in Level Three of the valuation hierarchy is estimated utilizing either a discounted cash flow model or underlying collateral values. The prepayment speed, discount rates, yields and annualized credit loss assumptions used to measure the fair value of MLHS using a discounted cash flow valuation methodology as of June 30, 2010 were 14%, 7-10%, 3-8% and 5-33%, respectively. For MLHS that were valued using underlying collateral values as of June 30, 2010 and December 31, 2009, the Company adjusted the underlying collateral values for a pricing discount based on the most recent observable price in an active market.
     The following table reflects the difference between the carrying amount of MLHS, measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of June 30, 2010:

			Aggregate
			Unpaid
			Principal
			Balance
		Aggregate	(Under)
		Unpaid	Over
	Carrying	Principal	Carrying
	Amount	Balance	Amount
	(In millions)
Mortgage loans held for sale:
Total	$2,090	$2,049	$(41)
Loans 90 or more days past due and on non-accrual status	13	23	10
     The components of the Company’s MLHS, recorded at fair value, were as follows:

June 30,
2010
(In millions)
First mortgages:
Conforming(1)	$1,984
Non-conforming	38
Alt-A(2)	1
Construction loans	13

Total first mortgages	2,036

Second lien	12
Scratch and Dent(3)	40
Other	2

Total	$2,090

(1)	Represents mortgage loans that conform to the standards of the GSEs.

(2)	Represents mortgage loans that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgage loans with origination flaws or performance issues.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Securitized Mortgage Loans. The Company’s securitized mortgage loans are classified within Level Three of the valuation hierarchy.
     Securitized mortgage loans represent loans securitized through the Company’s wholly owned subsidiary, PHHMC, using a trust that is consolidated as a VIE. See Note 14, “Variable Interest Entities” for additional information. The loans held in the securitization trust are fixed-rate second lien residential mortgage loans that were originated primarily in 2007, have a weighted-average coupon rate of 9% and a weighted-average maturity of 13 years.
     As of June 30, 2010, the Company estimates the fair value of its securitized mortgage loans using a discounted cash flow model which projects remaining cash flows with expected prepayment speeds, loss rates and loss severities as the key drivers. The prepayment assumption of 12% (annual rate) is based on market prepayment curves from current industry data. The loss rate of 12% (cumulative rate) is based on the default curve adjusted for the actual performance of the underlying collateral. The weighted-average discount rate of 14% (annual rate) is based on an expectation of the market-risk premium for these types of securities.
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
Interest Rate Lock Commitments
     The Company’s IRLCs are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The fair value of the Company’s IRLCs is based upon the estimated fair value of the underlying mortgage loan adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan (“pullthrough”). See Note 7, “Derivatives and Risk Management Activities” for additional information regarding risk management policies and related market risk around IRLCs. The Company estimates pullthrough based on changes in pricing and actual borrower behavior. The average pullthrough percentage used in measuring the fair value of IRLCs was 71% as of June 30, 2010.
Option Contracts
     The Company’s Option contracts are classified within Level Two of the valuation hierarchy. The Option contracts represent the rights to buy or sell MBS at specified prices in the future. The fair value of the Company’s Option contracts is based upon the underlying current to be announced pricing of the Agency MBS market, and a market-based volatility.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Interest Rate Contracts
     The Company’s interest rate contracts are classified within Level Two of the valuation hierarchy. The Company’s interest rate contracts represent interest rate cap and swap agreements which are used to mitigate the impact of increases in short-term interest rates on variable-rate debt used to fund fixed-rate leases. The fair value of the Company’s interest rate contracts is based upon projected short term interest rates and a market-based volatility.
Foreign Exchange Contracts
     The Company’s foreign exchange contracts are classified within Level Two of the valuation hierarchy. The Company has entered into foreign exchange contracts to mitigate the exchange risk associated with Canadian dollar denominated lease assets collateralizing U.S. dollar denominated borrowings. The fair value of the Company’s foreign exchange contracts is determined using current exchange rates.
     Mortgage Servicing Rights. The Company’s MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the inactive market for such assets. See Note 6, “Mortgage Loan Sales” and Note 7, “Derivatives and Risk Management Activities” for additional information regarding the significant inputs and valuation techniques of MSRs.
     Mortgage Loan Securitization Debt Certificates. The Company’s mortgage loan securitization debt certificates are classified within Level Three of the valuation hierarchy. Mortgage loan securitization debt certificates represent senior securitization certificates payable through the securitization trust, which is consolidated as a VIE, to third-party holders of the certificates.
     As of June 30, 2010, the Company estimates the fair value of its mortgage loan securitization debt certificates using a discounted cash flow model which projects remaining cash flows with expected prepayment speeds. The prepayment assumption of 12% (annual rate) is based on market prepayment curves from current industry data. The discount rate of 10% (annual rate) is based on an expectation of the market-risk premium for these types of securities.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company’s classes of assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2010
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)
Assets:
Restricted investments	$—	$241	$—	$—	$241
Mortgage loans held for sale	—	1,987	103	—	2,090
Mortgage servicing rights	—	—	1,236	—	1,236
Other assets:
Derivative assets:
IRLCs	—	—	148	—	148
Option contracts related to interest rate and price risk for MLHS and IRLCs	—	3	—	—	3
Forward delivery commitments related to interest rate and price risk for MLHS and IRLCs	—	48	—	(29)	19
Contracts related to interest rate risk for variable-rate debt arrangements and fixed-rate leases	—	3	—	—	3

Foreign exchange contracts	—	4	—	—	4
Derivative instruments related to the issuance of the 2014 Convertible Notes	—	—	44	—	44
Securitized mortgage loans	—	—	47	—	47
Liabilities:
Other liabilities:
Derivative liabilities:
IRLCs	—	—	6	—	6
Forward delivery commitments related to interest rate and price risk for MLHS and IRLCs	—	133	—	(62)	71
Derivative instruments related to the issuance of the 2014 Convertible Notes	—	—	44	—	44
Debt:
Mortgage loan securitization debt certificates	—	—	35	—	35

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2009
	Level	Level	Level	Cash Collateral and
	One	Two	Three	Netting(1)	Total
	(In millions)
Assets:
Mortgage loans held for sale	$—	$1,107	$111	$—	$1,218
Mortgage servicing rights	—	—	1,413	—	1,413
Investment securities	—	—	12	—	12
Other assets:
Derivative assets	—	86	68	(10)	144

Liabilities:
Other liabilities:
Derivative liabilities	—	15	42	(5)	52

(1)	Adjustments to arrive at the carrying amounts of assets and liabilities presented in the Condensed Consolidated Balance Sheets which represent the effect of netting the payable or receivable and cash collateral held or placed with the same counterparties under master netting arrangements between the Company and its counterparties.
     The activity in the Company’s assets and liabilities that are classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended June 30, 2010
		Realized		Purchases,
	Balance,	and		Issuances	Transfers	Transfers	Balance,
	Beginning	Unrealized		and	Into	Out of	End
	of	(Losses)		Settlements,	Level	Level	of
	Period	Gains		net	Three(1)	Three(2)	Period
	(In millions)
Assets:
Mortgage loans held for sale	$92	$(3)		$13	$8	$(7)	$103
Mortgage servicing rights	1,458	(320	) (4)	98	—	—	1,236
Other assets:
Investment securities	1	—		(1)	—	—	—
IRLCs, net	51	379		(288)	—	—	142
Securitized mortgage loans	49	2		(4)	—	—	47

	Balance,	Realized			Transfers	Transfers	Balance,
	Beginning	and			Into	Out of	End
	of	Unrealized			Level	Level	of
	Period	Losses		Settlements	Three	Three	Period
Liabilities:
Debt:
Mortgage loan securitization debt certificates	$37	$1		$(3)	$—	$—	$35

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30, 2010
		Realized		Purchases,
	Balance,	and		Issuances	Transfers	Transfers		Balance,
	Beginning	Unrealized		and	Into	Out of		End
	of	(Losses)		Settlements,	Level	Level	Transition	of
	Period	Gains		net	Three(1)	Three(2)	Adjustment(3)	Period
	(In millions)
Assets:
Mortgage loans held for sale	$111	$(4)		$(9)	$26	$(21)	$—	$103
Mortgage servicing rights	1,413	(372	) (4)	195	—	—	—	1,236
Other assets:
Investment securities	12	—		(1)	—	—	(11)	—
IRLCs, net	26	581		(465)	—	—	—	142
Securitized mortgage loans	—	4		(8)	—	—	51	47

	Balance,	Realized			Transfers	Transfers		Balance,
	Beginning	and			Into	Out of		End
	of	Unrealized			Level	Level	Transition	of
	Period	Losses		Settlements	Three	Three	Adjustment(3)	Period
Liabilities:
Debt:
Mortgage loan securitization debt certificates	$—	$2		$(7)	$—	$—	$40	$35

	Three Months Ended June 30, 2009
		Realized	Purchases,	Transfers
	Balance,	and	Issuances	Out of		Balance,
	Beginning	Unrealized	and	Level		End
	of	(Losses)	Settlements,	Three,		of
	Period	Gains	net	net		Period
	(In millions)
Mortgage loans held for sale	$125	$(5)	$(4)	$(6	)(5)	$110
Mortgage servicing rights	1,223	55 (4)	158	—		1,436
Investment securities	32	(19)	(1)	—		12
Derivatives, net	121	108	(162)	—		67

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30, 2009
		Realized		Purchases,	Transfers
	Balance,	and		Issuances	Out of		Balance,
	Beginning	Unrealized		and	Level		End
	of	(Losses)		Settlements,	Three,		of
	Period	Gains		net	net		Period
	(In millions)
Mortgage loans held for sale	$177	$(22)		$(33)	$(12	)(5)	$110
Mortgage servicing rights	1,282	(108	)(4)	262	—		1,436
Investment securities	37	(21)		(4)	—		12
Derivatives, net	70	277		(280)	—		67

(1)	Represents transfers to Scratch and Dent loans from conforming loans during the three and six months ended June 30, 2010.

(2)	Represents Scratch and Dent and construction loans that were foreclosed upon, construction loans that converted to first mortgages and Scratch and Dent loans that were corrected during the three and six months ended June 30, 2010. The Company’s mortgage loans in foreclosure are measured at fair value on a non-recurring basis, as discussed in further detail below.

(3)	Represents the transition adjustment related to the adoption of updates to ASC 810 and ASC 860 resulting in the consolidation of a mortgage loan securitization trust (See Note 1, “Summary of Significant Accounting Policies” and Note 14, “Variable Interest Entities” for additional information).

(4)	Represents the change in the fair value of MSRs due to the realization of expected cash flows and changes in market inputs and assumptions used in the MSR valuation model.

(5)	Represents Scratch and Dent loans that were foreclosed upon and construction loans that converted to first mortgages, net of transfers into the Scratch and Dent population from the conforming or foreclosure populations during the three and six months ended June 30, 2009. The Company’s mortgage loans in foreclosure are measured at fair value on a non-recurring basis, as discussed in further detail below.
     The Company’s realized and unrealized gains and losses related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30, 2010
					Mortgage
	Mortgage				Loan
	Loans	Mortgage		Securitized	Securitization
	Held for	Servicing		Mortgage	Debt
	Sale	Rights	IRLCs	Loans	Certificates
	(In millions)
Gain on mortgage loans, net	$(5)	$—	$379	$—	$—
Change in fair value of mortgage servicing rights	—	(320)	—	—	—
Mortgage interest income	2	—	—	2	—
Mortgage interest expense	—	—	—	—	(2)
Other income	—	—	—	—	1

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30, 2010
					Mortgage
	Mortgage				Loan
	Loans	Mortgage		Securitized	Securitization
	Held for	Servicing		Mortgage	Debt
	Sale	Rights	IRLCs	Loans	Certificates
	(In millions)
Gain on mortgage loans, net	$(9)	$—	$581	$—	$—
Change in fair value of mortgage servicing rights	—	(372)	—	—	—
Mortgage interest income	5	—	—	3	—
Mortgage interest expense	—	—	—	—	(3)
Other income	—	—	—	1	1

	Three Months Ended June 30, 2009
	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
	(In millions)
Gain on mortgage loans, net	$(6)	$—	$—	$108
Change in fair value of mortgage servicing rights	—	55	—	—
Mortgage interest income	1	—	—	—
Other expense	—	—	(19)	—

	Six Months Ended June 30, 2009
	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
	(In millions)
Gain on mortgage loans, net	$(25)	$—	$—	$277
Change in fair value of mortgage servicing rights	—	(108)	—	—
Mortgage interest income	3	—	—	—
Other expense	—	—	(21)	—

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company’s unrealized gains and losses included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

Three Months Ended June 30, 2010
Change in
Fair Value
	Gain on	of Mortgage	Mortgage
	Mortgage	Servicing	Interest	Other
	Loans, net	Rights	Income	Income
(In millions)
Unrealized gain (loss)	$133	$(273)	$—	$—

Six Months Ended June 30, 2010
Change in
Fair Value
	Gain on	of Mortgage	Mortgage
	Mortgage	Servicing	Interest	Other
	Loans, net	Rights	Income	Income
(In millions)
Unrealized gain (loss)	$130	$(262)	$—	$1

Three Months Ended June 30, 2009
Change in
Fair Value
	Gain on	of Mortgage	Mortgage
	Mortgage	Servicing	Interest	Other
	Loans, net	Rights	Income	Expense
(In millions)
Unrealized gain (loss)	$59	$175	$1	$(19)

Six Months Ended June 30, 2009
Change in
Fair Value
	Gain on	of Mortgage	Mortgage
	Mortgage	Servicing	Interest	Other
	Loans, net	Rights	Income	Expense
(In millions)
Unrealized gain (loss)	$61	$104	$1	$(21)
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
The carrying value of the Company’s mortgage loans in foreclosure and REO were as follows:

	June 30,	December 31,
	2010	2009
	(In millions)
Mortgage loans in foreclosure	$116	$113
Allowance for probable losses	(21)	(20)

Mortgage loans in foreclosure, net	$95	$93

REO	$44	$51
Adjustment to estimated net realizable value	(15)	(15)

REO, net	$29	$36

     The allowance for probable losses associated with the Company’s mortgage loans in foreclosure and the adjustment to record REO at their estimated net realizable value were based upon fair value measurements from Level Two of the valuation hierarchy. During the three and six months ended June 30, 2010, the Company recorded total foreclosure-related charges of $20 million and $43 million, respectively, in Other operating expenses in the Condensed Consolidated Statements of Operations, which included the provision for probable losses related to the Company’s off-balance sheet recourse exposure in addition to the provision for valuation adjustments for mortgage loans in foreclosure and REO. During the three and six months ended June 30, 2009, the Company recorded total foreclosure-related charges of $13 million and $34 million, respectively, in Other operating expenses in the Condensed Consolidated Statements of Operations, which included the provision for probable losses related to the Company’s off-balance sheet recourse exposure in addition to the provision for valuation adjustments for mortgage loans in foreclosure and REO. See Note 11, “Commitments and Contingencies” for further discussion regarding the Company’s off-balance sheet recourse exposure.

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
     Mortgage Venture
     For the six months ended June 30, 2010, approximately 32% of the mortgage loans originated by the Company were derived from Realogy’s affiliates, of which approximately 77% were originated by the Mortgage Venture. During the three and six months ended June 30, 2010, the Mortgage Venture brokered or sold $2.7 billion and $4.5 billion, respectively, of mortgage loans to the Company under the terms of a loan purchase agreement with the Mortgage Venture, whereby the Mortgage Venture has committed to sell or broker, and the Company has agreed to purchase or fund, certain loans originated by the Mortgage Venture. As of June 30, 2010, the Company had outstanding commitments to purchase or fund $1.2 billion of MLHS and IRLCs that may result in closed mortgage loan from the Mortgage Venture.
     During both the three and six months ended June 30, 2010, the Company received $5 million of distributions from the Mortgage Venture. The Company did not make any capital contributions to support the Mortgage Venture during the six months ended June 30, 2010. The Company has been the primary beneficiary of the Mortgage Venture since its inception, and current period events did not change the decision regarding whether or not to consolidate the Mortgage Venture.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The assets and liabilities of the Mortgage Venture, consolidated with its subsidiaries, included in the Company’s Condensed Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2010	2009
	(In millions)
ASSETS
Cash	$21	$40
Mortgage loans held for sale	248	60
Accounts receivable, net	5	2
Property, plant and equipment, net	1	1
Other assets	15	6

Total assets(1)	$290	$109

LIABILITIES
Accounts payable and accrued expenses	$15	$14
Debt(2)	120	—
Other liabilities	9	2

Total liabilities(3)	$144	$16

(1)	See Note 9, “Debt and Borrowing Arrangements” for assets held as collateral related to the Mortgage Venture’s borrowing arrangements, which are not available to pay the Company’s general obligations.

(2)	See Note 9, “Debt and Borrowing Arrangements” for additional information regarding the Mortgage Venture’s borrowing arrangements.

(3)	Total liabilities exclude $61 million and $15 million of intercompany payables as of June 30, 2010 and December 31, 2009, respectively.
     As of June 30, 2010 and December 31, 2009, the Company’s investment in the Mortgage Venture was $72 million and $77 million, respectively. In addition to this investment, the Company had $61 million and $15 million in receivables, from the Mortgage Venture as of June 30, 2010 and December 31, 2009, respectively.
     During the three and six months ended June 30, 2010, the Mortgage Venture originated $2.6 billion and $4.4 billion, respectively, of residential mortgage loans. During the three and six months ended June 30, 2009, the Mortgage Venture originated $3.4 billion and $5.7 billion, respectively, of residential mortgage loans.
     Mortgage Loan Securitization Trust
     As a result of the adoption of updates to ASC 810 and ASC 860 as of January 1, 2010, the Company was required to consolidate a mortgage loan securitization trust that previously met the QSPE scope exception. The mortgage loan securitization trust included in the Company’s Condensed Consolidated Balance Sheet at June 30, 2010 had $47 million in Total assets and $35 million in Total liabilities. Additionally, $12 million of the trust’s subordinate debt certificates are held by the Company. The Company’s investment in the subordinated debt and residual interests, in connection with its function as servicer for the trust, provides the Company with a controlling financial interest in the trust.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Chesapeake and D.L. Peterson Trust
     The consolidated assets and liabilities of Chesapeake, Chesapeake Finance Holdings LLC and D.L. Peterson Trust included in the Company’s Condensed Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2010	2009
	(In millions)
ASSETS
Cash and cash equivalents	$3	$3
Restricted cash(1)	233	297
Accounts receivable	34	21
Net investment in fleet leases	2,980	3,046
Other assets	17	22

Total assets(2)	$3,267	$3,389

LIABILITIES
Accounts payable and accrued expenses	$3	$3
Debt(3)	2,675	2,859

Total liabilities	$2,678	$2,862

(1)	Restricted cash primarily relates to amounts specifically designated to purchase assets, to repay debt and/or to provide over-collateralization related to the Company’s vehicle management asset-backed debt arrangements.

(2)	See Note 9, “Debt and Borrowing Arrangements” for assets held as collateral related to the Company’s vehicle management asset-backed debt arrangements, which are not available to pay the Company’s general obligations.

(3)	See Note 9, “Debt and Borrowing Arrangements” for additional information regarding the variable funding and term notes issued by Chesapeake.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The consolidated assets and liabilities of FLRT and PHH Fleet Lease Receivables LP included in the Company’s Condensed Consolidated Balance Sheets are as follows:

June 30,
2010
(In millions)
ASSETS
Restricted cash(1)	$26
Net investment in fleet leases	377
Other assets	4

Total assets(2)	$407

LIABILITIES
Debt(3)	$284

Total liabilities	$284

(1)	Restricted cash primarily relates to amounts specifically designated to repay debt and/or to provide over-collateralization related to the Company’s vehicle management asset-backed debt arrangements.

(2)	See Note 9, “Debt and Borrowing Arrangements” for assets held as collateral related to the Company’s vehicle management asset-backed debt arrangements, which are not available to pay the Company’s general obligations.

(3)	See Note 9, “Debt and Borrowing Arrangements” for additional information regarding the term notes issued by FLRT.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company’s segment results were as follows:

	Net Revenues			Segment Profit (Loss) (1)
	Three Months			Three Months
	Ended June 30,			Ended June 30,
	2010	2009	Change	2010	2009	Change
	(In millions)
Mortgage Production segment	$202	$232	$(30)	$49	$82	$(33)
Mortgage Servicing segment	(238)	124	(362)	(284)	86	(370)

Combined Mortgage Services segments	(36)	356	(392)	(235)	168	(403)
Fleet Management Services segment	407	413	(6)	13	18	(5)

Total reportable segments	371	769	(398)	(222)	186	(408)
Other (2)	—	(1)	1	—	(5)	5

Total Company	$371	$768	$(397)	$(222)	$181	$(403)

	Net Revenues			Segment Profit (Loss) (1)
	Six Months			Six Months
	Ended June 30,			Ended June 30,
	2010	2009	Change	2010	2009	Change
	(In millions)
Mortgage Production segment	$354	$480	$(126)	$74	$195	$(121)
Mortgage Servicing segment	(202)	50	(252)	(297)	(32)	(265)

Combined Mortgage Services segments	152	530	(378)	(223)	163	(386)
Fleet Management Services segment	797	827	(30)	21	25	(4)

Total reportable segments	949	1,357	(408)	(202)	188	(390)
Other (2)	(1)	(2)	1	(1)	(5)	4

Total Company	$948	$1,355	$(407)	$(203)	$183	$(386)

(1)	The following is a reconciliation of (Loss) income before income taxes to segment (loss) profit:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In millions)
(Loss) income before income taxes	$(215)	$186	$(196)	$191
Less: net income attributable to noncontrolling interest	7	5	7	8

Segment (loss) profit	$(222)	$181	$(203)	$183

(2)	Amounts included under the heading Other represent intersegment eliminations and amounts not allocated to the Company’s reportable segments. Segment loss of $1 million included under the heading Other for six months ended June 30, 2010 represents severance costs for the Company’s former chief executive officer. Segment loss of $5 million reported under the heading Other for the three and six months ended June 30, 2009 represents expenses not allocated to the Company’s reportable segments, approximately $3 million of which represents accrued severance for the Company’s former chief executive officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and our Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Form 10-Q”) and “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (our“2009 Form 10-K”).
Overview
     We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”) which includes PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”). PHH Home Loans is a mortgage venture that we maintain with Realogy Corporation (“Realogy”) that began operations in October 2005. Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originated. Our Mortgage Servicing segment also purchases mortgage servicing rights (“MSRs”) and acts as a subservicer for certain clients that own the underlying MSRs. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States (“U.S.”) and Canada through PHH Vehicle Management Services Group LLC.
Executive Summary
     During the second quarters of 2010 and 2009, our consolidated results were as follows:

	Three Months Ended
	June 30,
	2010	2009
	(In millions)
Net (loss) income attributable to PHH Corporation	$(133)	$106
Basic (loss) earnings per share attributable to PHH Corporation	(2.40)	1.93
Diluted (loss) earnings per share attributable to PHH Corporation	(2.40)	1.91
     During the second quarter of 2010 in comparison to the second quarter of 2009, segment (loss) profit was primarily driven by:
▪	Combined Mortgage Services Segments of $(235) Million vs. $168 Million: an unfavorable change in the fair value of MSRs primarily resulting from a decline in mortgage interest rates during the second quarter of 2010 compared to an increase in mortgage interests rates during the second quarter of 2009 coupled with lower margins on mortgage loans and a decrease in mortgage loans closed that were partially offset by an increase in the volume of interest rate lock commitments (“IRLCs”) expected to close.
▪	Mortgage Production Segment of $49 Million vs. $82 Million: lower margins on mortgage loans and lower volumes of more profitable first mortgage retail originations partially offset by an increase in IRLCs expected to close.

▪	Mortgage Servicing Segment of $(284) Million vs. $86 Million: an unfavorable change in the fair value of MSRs primarily resulting from a decline in mortgage interest rates during the second quarter of 2010 compared to an increase in mortgage interests rates during the second quarter of 2009 partially offset by lower reductions in the value of MSRs due to prepayments and credit-related adjustments.
▪	Fleet Management Services Segment of $13 Million vs. $18 Million: a $4 million unfavorable impact of the segment recapitalization and acceleration of costs associated with the execution of the transformation plan.
     During the six months ended June 30, 2010 and 2009, our consolidated results were as follows:

	Six Months Ended
	June 30,
	2010	2009
	(In millions)
Net (loss) income attributable to PHH Corporation	$(125)	$108
Basic (loss) earnings per share attributable to PHH Corporation	(2.26)	1.98
Diluted (loss) earnings per share attributable to PHH Corporation	(2.26)	1.96
     During the six months ended June 30, 2010 compared to the six months ended June 30, 2009 segment (loss) profit was primarily driven by:
▪	Combined Mortgage Services Segments of $(223) Million vs. $163 Million: an unfavorable change in the fair value of MSRs primarily resulting from a decline in mortgage interest rates during the six months ended June 30, 2010 compared to an increase in mortgage interests rates during the six months ended June 30, 2009 coupled with lower margins on mortgage loans and a decrease in mortgage loans closed that were partially offset by an increase in the volume of IRLCs expected to close.
▪	Mortgage Production Segment of $74 Million vs. $195 Million: lower margins on mortgage loans and lower volumes of more profitable first mortgage retail originations partially offset by an increase in IRLCs expected to close.

▪	Mortgage Servicing Segment of $(297) Million vs. $(32) Million: an unfavorable change in the fair value of MSRs primarily resulting from a decline in mortgage interest rates during the six months ended June 30, 2010 compared to an increase in mortgage interests rates during the six months ended June 30, 2009 partially offset by lower reductions in the value of MSRs due to prepayments and credit-related adjustments.
▪	Fleet Management Services Segment of $21 Million vs. $25 Million: a $7 million unfavorable impact of the segment recapitalization and acceleration of costs associated with the execution of the transformation plan.

     After assessing our cost structure and processes, we initiated a transformation program in 2009 directed towards creating greater operational efficiencies, improving scalability of our operating platforms and reducing our operating expenses. This program involves evaluating and improving operational and administrative processes, eliminating inefficiencies and targeting areas of the market where we can leverage our competitive strengths. We continue to expect our transformation initiatives to produce an annualized expense benefit of $100 million to $120 million beginning in 2011. We believe that had we not commenced our efforts in 2009, total projected expenses for the full year 2010 would be approximately $34 million higher. Although this benefit is below our initial expectation of $40 million, we have increased the scope of our initiatives to target additional revenue and cost opportunities beyond the original $577 million of expenses previously targeted and have incurred additional costs in 2010 as a result of these efforts.
     We estimate that our transformation initiatives resulted in annualized run-rate expense benefits of approximately $61 million of the $100 million to $120 million 2011 goal. We believe that had we not begun our transformation program in 2009 total expenses during the six months ended June 30, 2010 would have been approximately $16 million higher. To deliver these benefits, we incurred approximately $21 million in expenses during the six months ending June 30, 2010. These expenses were greater than our initial plan as we moved aggressively to accelerate expense reductions, increase the scope of our transformation efforts and provide the foundation for sustained operational improvements into 2011.
     Our expectation of transformation benefits represent our best estimate to date. Since the execution of certain initiatives is still in process, the amount and nature of actual benefits realized could vary from expectations.
     See “—Results of Operations—Second Quarter 2010 vs. Second Quarter 2009” and “—Results of Operations—Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009” for additional information regarding our consolidated results and the results of each of our reportable segments for the respective period.
Regulatory Trends
     The recent economic conditions in the U.S. have resulted, and could continue to result, in increased delinquencies, home price depreciation and lower home sales. In response to these trends, the U.S. government has taken several actions that are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. Certain of these actions are also intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes. Some of these key actions that have impacted, and may continue to impact, the U.S. mortgage industry include the enactment of the Housing and Economic Recovery Act of 2008, the conservatorship of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), the enactment of the Emergency Economic Stabilization Act of 2008, the Troubled Asset Relief Program, (“TARP”), the implementation of a streamlined loan modification program for Fannie Mae loans for qualified borrowers and enhanced economic incentive compensation for mortgage loan servicers to modify qualified loans with additional incentives for loans that continue to perform for a period of time following modification (“HAMP”), the Home Affordable Refinance Program as part of the Homeowner Affordability and Stability Plan (“HASP”), the purchase by the Federal Reserve of direct obligations of the GSEs, the enactment of the American Recovery and Reinvestment Act of 2009 and the implementation of the Public-Private Investment Program.
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
     While it is too early to determine the impact of the foregoing governmental initiatives, there can be no assurance that any of these programs will improve the effects of the recent economic conditions on our business.

We also may be at a competitive disadvantage in the event that our competitors are able to participate in these federal programs and it is determined that we are not eligible to participate in these programs.
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, certain provisions of which became effective on July 22, 2010. The Dodd-Frank Act establishes a new consumer financial protection agency with broad regulatory powers and increases federal regulatory oversight of many aspects of the financial services industry including the areas of mortgage originations and sales and asset-backed securitizations.
     With respect to asset-securitizations, the Dodd-Frank Act requires sponsors and issuers of securitizations to retain a portion of the economic interest in the credit risk associated with the assets securitized by them. Federal regulators have been authorized to provide exceptions to the risk retention requirements for certain “qualified mortgages” and mortgages meeting certain underwriting standards prescribed in such regulations. We rely upon our ability to sell mortgage loans into securities sponsored by Fannie Mae, Freddie Mac and Government National Mortgage Association (“Ginnie Mae”) (collectively, Government-Sponsored entities or “GSEs”). If the mortgage loans we typically sell into GSE-sponsored mortgage backed securities (“MBS”) do not meet the definition of a “qualified mortgage”, then the GSEs may be required to retain a portion of the risk of assets they securitize, which may in turn substantially reduce or eliminate the GSEs’ ability to issue MBS. As of the date of this Form 10-Q, it is unclear whether future regulations related to the definition of “qualified mortgages” will include the types of conforming mortgage loans we typically sell into GSE-sponsored MBS. It is also unclear at this time what, if any, effect future regulations may have on the ability of the GSEs to issue MBS or what changes, if any, Congress may make to the structure of the GSEs. Further, there can be no assurances that the mortgage loans we typically sell to the GSEs will qualify under future regulations related to the definition of a “qualified mortgage.”
     Our Vehicle Management Services segment utilizes asset-backed debt issued by Chesapeake to support the acquisition of vehicles used in our U.S. leasing operations. Historically, we have maintained subordinated rights to, and a first loss position in, excess of five percent of the assets supporting the securities and other indebtedness issued by Chesapeake. While we expect to retain our economic interest in the credit risk associated with the assets securitized by Chesapeake consistent with historic levels, there can be no assurances that level of our retained economic interest in Chesapeake will comply with the final risk retention regulations to be issued by federal regulators under the Dodd-Frank Act.
     We are continuing to evaluate all aspects of the Dodd-Frank Act. This legislation and related regulations could lead to heightened federal regulation and oversight of our business activities, higher regulatory compliance costs and could potentially materially adversely impact our businesses.
Mortgage Production and Mortgage Servicing Segments
Mortgage Industry Trends
Overall Trends
     The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates, the strength of the U.S. housing market and investor underwriting standards for borrower credit and loan-to-value ratios (“LTVs”). Current economic conditions have impacted mortgage interest rates during the six months ended June 30, 2010. Mortgage rates have declined during the second quarter of 2010 and have remained at historically low levels into the third quarter of 2010, which has generated an increase in refinance activity. Although the level of interest rates is a key driver of refinancing activity, there are other factors which influence the level of refinance originations including home prices, underwriting standards and product characteristics.
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
     As of July 2010, Fannie Mae’s Economics and Mortgage Market Analysis forecasted a decrease in industry loan originations of approximately 27% in 2010 from 2009 levels, which was comprised of a 41% decrease in forecasted refinance activity partially offset by a 2% increase in forecasted purchase originations.
     See “—Liquidity and Capital Resources—General” for a discussion of trends relating to the credit markets and the impact of these trends on our liquidity.
Mortgage Production Trends
     Although Fannie Mae’s Economics and Mortgage Market Analysis forecast projects a decline in refinance originations during the remainder of 2010, overall refinance originations for the mortgage industry and our Mortgage Production segment may be positively impacted by the recent decline in mortgage interest rates to historically low levels. Refinancing activity during the remainder of 2010 may also be impacted by many borrowers who have existing adjustable-rate mortgage loans that will have their rates reset as lower fixed interest rates may provide an incentive for those borrowers to seek to refinance loans subject to interest rate changes.
     Loan margins across the industry were lower on average during the six months ended June 30, 2010 from the highs of 2009 given the decline in the industry origination volume. However, they have remained and we expect them to continue to remain higher than years prior to 2008, which we believe is reflective of a longer term view of the returns required to manage the underlying risk of a mortgage production business.
     Although we continue to experience a challenging environment for purchase originations, our Mortgage Production segment’s origination volumes were positively impacted by a higher level of home affordability driven by both declines in home prices and historically low mortgage interest rates, as well as the availability of tax incentives for first time homebuyers and qualified repeat buyers, which were expanded to home purchases with a binding sales contract signed by April 30, 2010. Although we expect the environment for purchase originations to continue to be challenging during the remainder of 2010, we anticipate that to the extent that this greater level of housing affordability continues, it could improve purchase originations for the mortgage industry during the remainder of 2010.
     In response to the trends impacting the decline in overall industry originations and margins, we are actively working to grow our market share and improve our profitability. See “—Results of Operations—Second Quarter 2010 vs. Second Quarter 2009—Segment Results—Mortgage Production Segment” and “—Results of Operations—Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009—Segment Results—Mortgage Production Segment” for a further discussion of these initiatives and their anticipated impact on our mortgage business.
     The majority of industry loan originations during the second quarter and six months ended June 30, 2010 were fixed-rate conforming loans and substantially all of our loans closed to be sold were conforming. We continued to observe a lack of liquidity and lower valuations in the secondary mortgage market for non-conforming loans during the six months ended June 30, 2010. Although we expect this trend to continue during the remainder of 2010, we have observed that the market for prime loan production with loan amounts exceeding the GSE guidelines have begun to reemerge.
Mortgage Servicing Trends
     The declining housing market and general economic conditions, including elevated unemployment rates, have continued to negatively impact our Mortgage Servicing segment. Industry-wide mortgage loan delinquency rates have increased and may continue to increase over 2009 levels in correlation with unemployment rates. We expect foreclosure costs to remain elevated during the remainder of 2010 due to an increase in loss severity, repurchase requests and declining home prices. We experienced increases in actual and projected repurchases, indemnifications and related loss severity associated with the representations and warranties that we provide to purchasers and insurers of our sold loans, which we expect to continue to remain at elevated levels during the remainder of 2010, primarily due to increased delinquency rates and a decline in housing prices. These trends are considered in the determination of our foreclosure-related reserves; however, changes in these trends and other economic factors as well as the level and composition of our mortgage production volumes will impact the balance of our foreclosure-related reserves.
     A summary of the activity in foreclosure-related reserves is as follows:

	Three Months
	Ended June 30,
	2010	2009
	(In millions)
Foreclosure-related reserves, April 1,	$96	$88
Realized foreclosure losses(1)	(16)	(24)
Increase in foreclosure reserves	24	16

Foreclosure-related reserves, June 30,	$104	$80

	Six Months
	Ended June 30,
	2010	2009
	(In millions)
Foreclosure-related reserves, January 1,	$86	$81
Realized foreclosure losses(1)	(32)	(39)
Increase in foreclosure reserves	50	38

Foreclosure-related reserves, June 30,	$104	$80

(1)	Realized foreclosure losses for both the three and six months ended June 30, 2009 include an $11 million settlement with an individual investor for all future potential repurchase liabilities.
     During the second quarter of 2010, servicer incentives received from the Treasury, under HAMP, were not significant and during the six months ended June 30, 2010, we earned $1 million in servicer incentives from the Treasury. Servicer incentives did not significantly impact our results of operations.
     As of June 30, 2010, Atrium Reinsurance Corporation (“Atrium”) had outstanding reinsurance agreements that were inactive and in runoff with two primary mortgage insurers. While in runoff, Atrium will continue to collect premiums and have risk of loss on the current population of loans reinsured, but may not add to that population of loans. Although HAMP could reduce our exposure to reinsurance losses through the loan modification and refinance programs, increases in mortgage loan delinquency rates and lower home prices could continue to have a further negative impact on our reinsurance business.
     A summary of the activity in reinsurance-related reserves is as follows:

	Three Months
	Ended June 30,
	2010	2009
	(In millions)
Reinsurance-related reserves, April 1,	$117	$97
Realized reinsurance losses	(4)	(1)
Increase in reinsurance reserves	15	12

Reinsurance-related reserves, June 30,	$128	$108

	Six Months
	Ended June 30,
	2010	2009
	(In millions)
Reinsurance-related reserves, January 1,	$108	$83
Realized reinsurance losses	(6)	(1)
Increase in reinsurance reserves	26	26

Reinsurance-related reserves, June 30,	$128	$108

     As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, our provision for reinsurance losses may increase during the remainder of 2010 in comparison to 2009 as anticipated losses become incurred. Additionally, we expect to continue to pay claims for certain book years during the remainder of 2010. We hold securities in trust related to our potential obligation to pay such claims, which were $284 million and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010. We continue to believe that this amount is significantly higher than the expected claims.
     See “— Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q for additional information regarding mortgage reinsurance and loan repurchases.
Fleet Management Services Segment
Fleet Industry Trends
     Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services. The U.S. commercial fleet management services market has continued to experience minimal growth over the last several years as reported by Automotive Fleet. The North American automobile manufacturers are projecting an increase in the demand for new vehicle production during the remainder of 2010, which we believe may include an increase in the demand for commercial fleet vehicles. Despite the fact that there appears to be signs of recovery within the industry, we experienced a decline in our leased units in the first half of 2010 and we expect that this trend will also continue during the remainder of 2010 as the increase in replacement vehicles is not likely to completely offset the impact of the U.S. economic recession.
Market and Credit Risk
     We are exposed to market and credit risks. See “—Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q and “Part I—Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in our 2009 Form 10-K for more information.

Results of Operations—Second Quarter 2010 vs. Second Quarter 2009
Consolidated Results
     Our consolidated results of operations for the second quarters of 2010 and 2009 were comprised of the following:

	Three Months
	Ended June 30,
	2010	2009	Change
	(In millions)
Net fee income	$106	$124	$(18)
Fleet lease income	349	360	(11)
Gain on mortgage loans, net	139	147	(8)
Mortgage net finance expense	(19)	(12)	(7)
Loan servicing income	97	100	(3)
Change in fair value of mortgage servicing rights	(320)	55	(375)
Other income (expense)	19	(6)	25

Net revenues	371	768	(397)

Depreciation on operating leases	306	322	(16)
Fleet interest expense	25	21	4
Total other expenses	255	239	16

Total expenses	586	582	4

(Loss) income before income taxes	(215)	186	(401)
(Benefit from) provision for income taxes	(89)	75	164

Net (loss) income	(126)	111	(237)
Less: net income attributable to noncontrolling interest	7	5	2

Net (loss) income attributable to PHH Corporation	$(133)	$106	$(239)

     During the second quarter of 2010, our Net revenues decreased by $397 million (52%) compared to the second quarter of 2009, due to decreases of $362 million in our Mortgage Servicing segment, $30 million in our Mortgage Production segment and $6 million in our Fleet Management Services segment partially offset by a $1 million decrease in other expenses not allocated to our reportable segments. Our (Loss) income before income taxes changed unfavorably by $401 million during the second quarter of 2010 compared to the second quarter of 2009 due to unfavorable changes of $370 million in our Mortgage Servicing segment, $31 million in our Mortgage Production segment and $5 million in our Fleet Management Services segment, that were partially offset by a $5 million decrease in other expenses not allocated to our reportable segments.
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
     During the second quarter of 2010, the Benefit from income taxes was $89 million and was impacted by a $3 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the second quarter of 2010 for which we believe it is more likely than not that the loss carryforwards will not be realized).
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
     During the first quarter of 2010, our Mortgage and Fleet businesses paid dividends to PHH Corporation in order to effect a reallocation of capital between our businesses (“recapitalization”). Management evaluated several data sources, including rating agency leverage benchmarks, industry comparables and asset-backed securities (“ABS”) market subordination levels to establish the revised equity levels in our businesses. The dividend payments impacted the balances under our intercompany funding arrangements, which are used to determine the allocation of our financing costs to our segments. Had the dividends been paid at the beginning of 2009, segment (loss) profit for our combined Mortgage Services segments and our Mortgage Production segment would have each changed favorably by $4 million and segment profit for our Fleet Management Services segment would have decreased by $4 million for the second quarter of 2009.
Mortgage Services
     (Loss) profit for our combined Mortgage Services segments changed unfavorably by $403 million during the second quarter of 2010 compared to the second quarter of 2009 primarily due to a $392 million decrease in Net revenues and a $9 million increase in Total expenses.
     Net revenues for our combined Mortgage Services segments decreased by $392 million during the second quarter of 2010 compared to the second quarter of 2009 due to a decrease of $362 million in our Mortgage Servicing segment primarily due to a $375 million decline in the Change in fair value of mortgage servicing rights coupled with a decrease of $30 million in our Mortgage Production segment primarily attributable to lower volumes and margins on mortgage loans partially offset by an increase in IRLCs expected to close.
     The following table presents the components of Total expenses:

	Three Months Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)
Production-related expenses(1)	$112	$122	$(10)	(8)%
Servicing-related expenses	20	18	2	11%
Foreclosure costs	20	13	7	54%
Other expenses	40	30	10	33%

Total expenses	$192	$183	$9	5%

(1)	Approximately 80% of production-related expenses for the second quarter of 2010 are scalable with origination volumes.
     Production-related expenses represent direct costs associated with the origination of mortgage loans, including commissions, appraisal expenses, automated underwriting and other closing costs, as well as production support costs, including underwriting, processing and secondary marketing. Due to the marginal costs associated with the origination of second-lien loan originations, production-related expenses are primarily driven by first mortgage closings. Production-related expenses decreased by 8% primarily due to a 9% decrease in the total number of first mortgage closings (units). Servicing-related expenses represent the operating costs of our Mortgage Servicing segment for performing the related servicing activities associated with our loan servicing portfolio. The increase in servicing-related expenses is primarily due to the higher costs associated with the increase in delinquencies and defaults in our loan servicing portfolio. Foreclosure costs increased by 54% primarily due to increases in actual and projected repurchases and indemnifications associated with the representations and warranties that we provide to purchasers and insurers of our sold loans. Other expenses consist of support functions, including information technology, finance, human resources, legal and corporate allocations. The increase in Other expenses is primarily attributable to outside consulting costs associated with executing our transformation plan.
     The following table presents a summary of our financial results for our combined Mortgage Services segments and is followed by a discussion of each of the key components of Net revenues and Total expenses for the two reportable segments individually:

	Three Months Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)
Mortgage fees	$66	$86	$(20)	(23)%

Gain on mortgage loans, net	139	147	(8)	(5)%

Mortgage interest income	22	26	(4)	(15)%
Mortgage interest expense	(41)	(40)	(1)	(3)%

Mortgage net finance expense	(19)	(14)	(5)	(36)%

Loan servicing income	97	100	(3)	(3)%
Change in fair value of mortgage servicing rights	(320)	55	(375)	n/m (1)

Net loan servicing (loss) income	(223)	155	(378)	n/m (1)

Other income (expense)	1	(18)	19	n/m (1)

Net revenues	(36)	356	(392)	n/m (1)

Salaries and related expenses	95	101	(6)	(6)%
Occupancy and other office expenses	10	7	3	43%
Other depreciation and amortization	3	4	(1)	(25)%
Other operating expenses	84	71	13	18%

Total expenses	192	183	9	5%

(Loss) income before income taxes	(228)	173	(401)	n/m (1)
Less: net income attributable to noncontrolling interest	7	5	2	40%

Combined Mortgage Services segments (loss) profit	$(235)	$168	$(403)	n/m (1)

(1)	n/m — Not meaningful.

     Mortgage Production Segment
     The following tables present a summary of our financial results and related key drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended June 30,
	2010	2009	Change	% Change
	(Dollars in millions, except
	average loan amount)
Loans closed to be sold	$7,660	$8,980	$(1,320)	(15)%
Fee-based closings	2,397	1,983	414	21%

Total closings	$10,057	$10,963	$(906)	(8)%

Purchase closings	$6,175	$3,870	$2,305	60%
Refinance closings	3,882	7,093	(3,211)	(45)%

Total closings	$10,057	$10,963	$(906)	(8)%

Fixed rate	$7,957	$9,324	$(1,367)	(15)%
Adjustable rate	2,100	1,639	461	28%

Total closings	$10,057	$10,963	$(906)	(8)%

First mortgage closings (units)	41,681	45,626	(3,945)	(9)%
Second-lien closings (units)	2,262	2,594	(332)	(13)%

Number of loans closed (units)	43,943	48,220	(4,277)	(9)%

Retail closings (units)	29,357	40,042	(10,685)	(27)%
Wholesale/correspondent closings (units)	14,586	8,178	6,408	78%

Number of loans closed (units)	43,943	48,220	(4,277)	(9)%

Average loan amount	$228,865	$227,363	$1,502	1%

Loans sold	$6,897	$9,205	$(2,308)	(25)%

Applications	$15,958	$14,819	$1,139	8%

IRLCs expected to close	$8,425	$6,930	$1,495	22%

	Three Months
	Ended June 30,
	2010	2009	Change	% Change
	(In millions)
Mortgage fees	$66	$86	$(20)	(23)%

Gain on mortgage loans, net	139	147	(8)	(5)%

Mortgage interest income	18	22	(4)	(18)%
Mortgage interest expense	(22)	(24)	2	8%

Mortgage net finance expense	(4)	(2)	(2)	(100)%
Other income	1	1	—	—

Net revenues	202	232	(30)	(13)%

Salaries and related expenses	85	92	(7)	(8)%
Occupancy and other office expenses	8	6	2	33%
Other depreciation and amortization	3	4	(1)	(25)%
Other operating expenses	50	43	7	16%

Total expenses	146	145	1	1%

Income before income taxes	56	87	(31)	(36)%
Less: net income attributable to noncontrolling interest	7	5	2	40%

Segment profit	$49	$82	$(33)	(40)%

     Mortgage Production Statistics
     The mix of total closings shifted from a higher percentage of refinance closings in the second quarter of 2009 towards more purchase closings in the second quarter of 2010. The higher percentage of refinance closings in the second quarter of 2009 was due primary to historically low interest rates during that time. The higher purchase closings in the second quarter of 2010 was driven by improvement in home sales as compared to the same period in 2009 and the acceleration of purchase closings due to the potential expiration of the home purchase tax credit which was scheduled to expire in the second quarter of 2010. Mortgage rates have declined further during the second quarter of 2010 which has resulted in an increase in IRLCs expected to close.
     The decline in retail closing units was partially offset by higher wholesale/correspondent closing units. Due to the significantly higher volumes in the second quarter of 2009, there was a reduced capacity for wholesale/correspondent production. The increase in originations from our wholesale/correspondent channel during 2010 is due to our efforts to grow production in this channel and has partially offset declines in retail originations. Generally, retail closings are more profitable than wholesale/correspondent and have higher loan margins and higher expenses.
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
     Mortgage fees decreased by $20 million (23%) primarily due to the 27% decrease in the number retail closings (units) that was partially offset by the increase in fee-based originations during the second quarter of 2010 compared to the second quarter of 2009.
     Gain on Mortgage Loans, Net
     IRLCs expected to close are the primary driver of Gain on mortgage loans, net. Gain on mortgage loans, net includes realized and unrealized gains and losses on our MLHS, as well as the changes in fair value of our IRLCs and loan-related derivatives. The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of our IRLCs and MLHS approximates a whole-loan price, which includes the value of the related MSRs. MSRs are recognized and capitalized at the date the loans are sold and subsequent changes in the fair value of MSRs are recorded in Change in fair value of mortgage servicing rights in the Mortgage Servicing segment.
     The components of Gain on mortgage loans, net were as follows:

	Three Months
	Ended June 30,
	2010	2009	Change	% Change
	(In millions)
Gain on loans	$140	$148	$(8)	(5)%
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(3)	(4)	1	25%
Economic hedge results	2	3	(1)	(33)%

Total change in fair value of MLHS and related derivatives	(1)	(1)	—	—

Gain on mortgage loans, net	$139	$147	$(8)	(5)%

     Gain on mortgage loans, net decreased by $8 million (5%) during the second quarter of 2010 compared to the second quarter of 2009 due to an $8 million decrease in gain on loans.
     The $8 million decrease in gain on loans during the second quarter of 2010 compared to the second quarter of 2009 was primarily due to lower margins partially offset by a 22% increase in IRLCs expected to close. The significantly higher margins during the second quarter of 2009 were primarily attributable to an increase in industry refinance activity for conforming first mortgage loans, resulting from lower mortgage interest rates, coupled with lower overall industry capacity. Loan margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity. The increase in IRLCs expected to close during the second quarter of 2010 was primarily attributable to a decline in mortgage interest rates in the latter portion of the second quarter of 2010, which has also generated an increase in margins on newly originated IRLCs.
     Mortgage Net Finance Expense
     Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average balance of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment increased by $2 million during the second quarter of 2010 compared to the second quarter of 2009 due to a $4 million (18%) decrease in Mortgage interest income that was partially offset by a $2 million (8%) decrease in Mortgage interest expense. The $4 million decrease in Mortgage interest income was primarily due to lower average volume of loans held for sale primarily due to a 15% decrease in loans closed to be sold. The $2 million decrease in Mortgage interest expense was primarily attributable to the reallocation of capital between businesses, as discussed above.
     Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses decreased by $7 million (8%) during the second quarter of 2010 compared to the second quarter of 2009, due to a $5 million decrease in commissions expense and a $3 million decrease in management incentives partially offset by a $1 million increase in salaries and related benefits. The decrease in commissions expense was primarily attributable to an 8% decrease in total closings and a decrease in first mortgage retail originations during the second quarter of 2010 compared to the second quarter of 2009, as there is higher commission cost associated with these loans. The increase in salaries and related benefits was primarily attributable to an increase in severance and other benefit costs in the second quarter of 2010 compared to the second quarter of 2009.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses increased by $7 million (16%) during the second quarter of 2010 compared to the second quarter of 2009 primarily due to a $6 million increase in corporate overhead costs associated with executing our transformation plan.

Mortgage Servicing Segment
     The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended June 30,
	2010	2009	Change	% Change
	(In millions)
Average loan servicing portfolio	$154,392	$148,971	$5,421	4%

	Three Months
	Ended June 30,
	2010	2009	Change	% Change
	(In millions)
Mortgage interest income	$4	$4	$—	—
Mortgage interest expense	(19)	(16)	(3)	(19)%

Mortgage net finance expense	(15)	(12)	(3)	(25)%

Loan servicing income	97	100	(3)	(3)%
Change in fair value of mortgage servicing rights	(320)	55	(375)	n/m (1)

Net loan servicing (loss) income	(223)	155	(378)	n/m (1)

Other income (expense)	—	(19)	19	100%

Net revenues	(238)	124	(362)	n/m (1)

Salaries and related expenses	10	9	1	11%
Occupancy and other office expenses	2	1	1	100%
Other operating expenses	34	28	6	21%

Total expenses	46	38	8	21%

Segment (loss) profit	$(284)	$86	$(370)	n/m (1)

(1)	n/m — Not meaningful.
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
     Mortgage net finance expense increased by $3 million (25%) during the second quarter of 2010 compared to the second quarter of 2009 due to a $3 million (19%) increase in Mortgage interest expense. The increase in Mortgage interest expense was due to a $2 million increase in the interest expense allocated to fund our MSRs resulting from a higher average MSR balance in the second quarter of 2010 compared to the second quarter of 2009 and a $1 million increase related to mortgage loan securitization debt certificates held by a mortgage loan securitization trust that was consolidated due to the adoption of updates to ASC 810, “Consolidation” (“ASC 810”) in the first quarter of 2010. Mortgage interest income for the second quarter of 2010 was consistent with the second quarter of 2009 due to a $1 million increase related to securitized mortgage loans held by the mortgage loan securitization trust offset by lower short-term interest rates. Escrow balances earn income based on one-month LIBOR, which was 5 bps lower, on average, during the second quarter of 2010 compared to the second quarter of 2009. The ending one-month LIBOR rate at June 30, 2010 was 35 bps, which has significantly reduced the earnings opportunity related to our escrow balances, consistent with the second quarter of 2009.

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
     The components of Loan servicing income were as follows:

	Three Months
	Ended June 30,
	2010	2009	Change	% Change
	(In millions)
Net service fee revenue	$99	$105	$(6)	(6)%
Late fees and other ancillary servicing revenue	13	15	(2)	(13)%
Curtailment interest paid to investors	(6)	(15)	9	60%
Net reinsurance loss	(9)	(5)	(4)	(80)%

Loan servicing income	$97	$100	$(3)	(3)%

     Loan servicing income decreased by $3 million (3%) during the second quarter of 2010 compared to the second quarter of 2009 primarily due to decreases in net service fee revenue and late fees and other ancillary servicing revenue and an increase in net reinsurance loss which were partially offset by a decrease in curtailment interest paid to investors. The $6 million decrease in net service fee revenue was primarily due to the sale of excess servicing associated with a portion of our MSRs executed during the fourth quarter of 2009 and an increase in guarantee fees as a result of a greater composition of loans sold to the GSEs included in our capitalized loan servicing portfolio partially offset by a 4% increase in the average loan servicing portfolio. The $9 million decrease in curtailment interest paid to investors was primarily due to a 47% decrease in loans included in our loan servicing portfolio that paid off during the second quarter of 2010 compared to the second quarter of 2009.
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
     The components of Change in fair value of mortgage servicing rights were as follows:

	Three Months
	Ended June 30,
	2010	2009	Change	% Change
	(In millions)
Actual prepayments of the underlying mortgage loans	$(35)	$(85)	$50	59%
Actual receipts of recurring cash flows	(11)	(13)	2	15%
Credit-related fair value adjustments(1)	(1)	(22)	21	95%
Market-related fair value adjustments(2)	(273)	175	(448)	n/m (3)

Change in fair value of mortgage servicing rights	$(320)	$55	$(375)	n/m (3)

(1)	Represents the change in fair value of MSRs primarily due to changes in portfolio delinquencies and foreclosures.

(2)	Represents the change in fair value of MSRs due to changes in market inputs and assumptions used in the valuation model.

(3)	n/m — Not meaningful.

     The fluctuation in the decline in value of our MSRs due to actual prepayments during the second quarter of 2010 in comparison to the second quarter of 2009 was primarily attributable to lower prepayment rates. The actual prepayment rate of mortgage loans in our capitalized servicing portfolio was 12% and 24% of the unpaid principal balance of the underlying mortgage loans, on an annualized basis, during the second quarter of 2010 and 2009, respectively.
     Credit-related fair value adjustments were relatively unchanged during the second quarter of 2010 as portfolio delinquencies and foreclosures were consistent with first quarter levels. The $22 million decline during the second quarter of 2009 was primarily due to the continued deteriorating economic conditions in the broader U.S. economy which resulted in an increase in total delinquencies attributable to the capitalized servicing portfolio.
     The $273 million unfavorable change during the second quarter of 2010 due to market-related fair value adjustments was primarily due to a significant decrease in mortgage interest rates during the second quarter of 2010 coupled with a flattening of the yield curve which led to higher expected prepayments. The $175 million favorable change during the second quarter of 2009 was primarily due to an increase in mortgage interest rates and a decrease in expected short-term prepayment speeds.
     Although we continued not to use derivative instruments to hedge our MSRs during both the second quarters of 2010 and 2009, we were able to effectively replenish the lost servicing value from payoffs with new originations. During the second quarter of 2010, we experienced $4.0 billion in loan payoffs in our capitalized servicing portfolio, representing $35 million of MSRs, whereas we were able to add $6.7 billion mortgage loans to our capitalized loan servicing portfolio, with an initial MSR value of $98 million.
     Other Income (Expense)
     Other income (expense) allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and changed favorably by $19 million during the second quarter of 2010 compared to the second quarter of 2009. This favorable change was primarily due to unrealized losses on Investment securities during the second quarter of 2009, which were primarily attributable to significant increases in the delinquency of the underlying mortgage loans and an acceleration of our assumption of projected losses, which caused a decline in the expected cash flows from the underlying securities.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with mortgage loans in foreclosure and REO and allocations for overhead. Other operating expenses increased by $6 million (21%) during the second quarter of 2010 compared to the second quarter of 2009 primarily related to an increase in foreclosure costs attributable to increases in actual and projected repurchases and indemnifications associated with the representations and warranties that we provide to purchasers and insurers of our sold loans coupled with increased direct expenses associated with mortgage loans in foreclosure and REO resulting from the increase in delinquencies and defaults in our loan servicing portfolio.
Fleet Management Services Segment
     Net revenues decreased by $6 million (1%) during the second quarter of 2010 compared to the second quarter of 2009. As discussed in greater detail below, the decrease in Net revenues was due to a decrease of $11 million in Fleet lease income partially offset by a $3 million increase in Other income and a $2 million increase in Fleet management fees.
     Segment profit decreased by $5 million (28%) during the second quarter of 2010 compared to the second quarter of 2009, $4 million of which was due to the segment recapitalization. The remaining $1 million decline in segment profit was primarily due to a $6 million decrease in Net revenues partially offset by a $5 million decrease in Total expenses. The individual components of Net revenues and Total expenses are discussed in more detail below.

     The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Three Months
	Ended June 30,
	2010	2009	Change	% Change
	(In thousands of units)
Leased vehicles	291	318	(27)	(8)%
Maintenance service cards	275	277	(2)	(1)%
Fuel cards	275	285	(10)	(4)%
Accident management vehicles	291	313	(22)	(7)%

	Three Months
	Ended June 30,
	2010	2009	Change	% Change
	(In millions)
Fleet management fees	$40	$38	$2	5%
Fleet lease income	349	360	(11)	(3)%
Other income	18	15	3	20%

Net revenues	407	413	(6)	(1)%

Salaries and related expenses	19	20	(1)	(5)%
Occupancy and other office expenses	4	5	(1)	(20)%
Depreciation on operating leases	306	322	(16)	(5)%
Fleet interest expense	25	22	3	14%
Other depreciation and amortization	2	3	(1)	(33)%
Other operating expenses	38	23	15	65%

Total expenses	394	395	(1)	—

Segment profit	$13	$18	$(5)	(28)%

     Fleet Management Fees
     Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $2 million (5%) during the second quarter of 2010 compared to the second quarter of 2009 primarily due to higher usage of fleet management fee-based services which offset the impact from lower unit volumes.
     Fleet Lease Income
     Fleet lease income decreased by $11 million (3%) during the second quarter of 2010 compared to the second quarter of 2009, primarily due to decreases in billings partially offset by an increase in lease syndication volume. The decrease in billings was primarily attributable to lower interest rates on variable-rate leases and a decline in average leased vehicles, as detailed in the chart above.
     Other Income
     Other income increased by $3 million (20%) during the second quarter of 2010 compared to the second quarter of 2009 primarily due to increased vehicle sales at our dealerships.
     Depreciation on Operating Leases
     Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the second quarter of 2010 decreased by $16 million (5%) compared to the second quarter of 2009 primarily due to an 8% decrease in vehicles under operating leases.

     Fleet Interest Expense
     Fleet interest expense increased by $3 million (14%) during the second quarter of 2010 compared to the second quarter of 2009 due to a $3 million unfavorable change in the market value of interest rate cap agreements related to vehicle management asset backed debt.
     Other Operating Expenses
     Other operating expenses increased $15 million (65%) during the second quarter of 2010 compared to the second quarter of 2009 primarily due to an increase in the cost of goods sold from an increase in lease syndication volume, increased vehicle purchases at our dealerships and costs associated with the execution of the transformation plan.
Results of Operations—Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009
Consolidated Results
     Our consolidated results of operations for the six months ended June 30, 2010 and 2009 were comprised of the following:

	Six Months
	Ended June 30,
	2010	2009	Change
	(In millions)
Net fee income	$196	$222	$(26)
Fleet lease income	688	724	(36)
Gain on mortgage loans, net	244	335	(91)
Mortgage net finance expense	(39)	(23)	(16)
Loan servicing income	198	200	(2)
Change in fair value of mortgage servicing rights	(372)	(108)	(264)
Other income	33	5	28

Net revenues	948	1,355	(407)

Depreciation on operating leases	614	647	(33)
Fleet interest expense	48	51	(3)
Total other expenses	482	466	16

Total expenses	1,144	1,164	(20)

(Loss) income before income taxes	(196)	191	(387)
(Benefit from) provision for income taxes	(78)	75	(153)

Net (loss) income	(118)	116	(234)
Less: net income attributable to noncontrolling interest	7	8	(1)

Net (loss) income attributable to PHH Corporation	$(125)	$108	$(233)

     During the six months ended June 30, 2010, our Net revenues decreased by $407 million (30%) compared to the six months ended June 30, 2009, due to decreases of $252 million in our Mortgage Servicing segment, $126 million in our Mortgage Production segment and $30 million in our Fleet Management Services segment partially offset by a $1 million decrease in other expenses not allocated to our reportable segments. Our (Loss) income before income taxes changed unfavorably by $387 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to unfavorable changes of $265 million in our Mortgage Servicing segment, $122 million in our Mortgage Production segment and $4 million in our Fleet Management Services segment, that were partially offset by a $4 million decrease in other expenses not allocated to our reportable segments.

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
     During the six months ended June 30, 2010, the Benefit from income taxes was $78 million and was impacted by a $5 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the six months ended June 30, 2010 for which we believe it is more likely than not that the loss carryforwards will not be realized).
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
     During the first quarter of 2010, our Mortgage and Fleet businesses paid dividends to PHH Corporation in order to effect a reallocation of capital between our businesses. Management evaluated several data sources, including rating agency leverage benchmarks, industry comparables and ABS market subordination levels to establish the revised equity levels in our businesses. The dividend payments impact the balances under our intercompany funding arrangements, which are used to determine the allocation of our financing costs to our segments. Had the dividends been paid at the beginning of 2009, segment (loss) profit for our combined Mortgage Services segments and our Mortgage Production segment would have each changed favorably by $7 million and segment profit for our Fleet Management Services segment would have decreased by $7 million for the six months ended June 30, 2009.
Mortgage Services
     (Loss) profit for our combined Mortgage Services segments changed unfavorably by $386 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a $378 million decrease in Net revenues and a $9 million increase in Total expenses.
     Net revenues for our combined Mortgage Services segments decreased by $378 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to a decrease of $252 million in our Mortgage Servicing segment primarily due to a $264 million increase in an unfavorable Change in the fair value of mortgage servicing rights coupled with a decrease of $126 million in our Mortgage Production segment primarily attributable to lower volumes and margins on mortgage loans partially offset by an increase in IRLCs expected to close.

     The following table presents the components of Total expenses:

	Six Months Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)
Production-related expenses(1)	$206	$223	$(17)	(8)%
Servicing-related expenses	39	35	4	11%
Foreclosure costs	43	34	9	26%
Other expenses	80	67	13	19%

Total expenses	$368	$359	$9	3%

(1)	Approximately 79% of production-related expenses for the six months ended June 30, 2010 are scalable with origination volumes.
     Production-related expenses represent direct costs associated with the origination of mortgage loans, including commissions, appraisal expenses, automated underwriting and other closing costs, as well as production support costs, including underwriting, processing and secondary marketing. Due to the marginal costs associated with the origination of second-lien loan originations, production-related expenses are primarily driven by first mortgage closings. Production-related expenses decreased by 8% primarily due to a 12% decrease in the total number of first mortgage closings (units). Servicing-related expenses represent the operating costs of our Mortgage Servicing segment for performing the related servicing activities associated with our loan servicing portfolio. The increase in servicing-related expenses is primarily due to the higher costs associated with the increase in delinquencies and defaults in our loan servicing portfolio. Foreclosure costs increased by 26% primarily due to increases in actual and projected repurchases and indemnifications associated with the representations and warranties that we provide to purchasers and insurers of our sold loans. Other expenses consist of support functions, including information technology, finance, human resources, legal and corporate allocations. The increase in Other expenses is primarily attributable to outside consulting costs associated with our transformation plan.

     The following table presents a summary of our financial results for our combined Mortgage Services segments and is followed by a discussion of each of the key components of Net revenues and Total expenses for the two reportable segments individually:

	Six Months Ended
	June 30,
	2010	2009	Change	% Change
	(In millions)
Mortgage fees	$118	$147	$(29)	(20)%

Gain on mortgage loans, net	244	335	(91)	(27)%

Mortgage interest income	41	51	(10)	(20)%
Mortgage interest expense	(79)	(76)	(3)	(4)%

Mortgage net finance expense	(38)	(25)	(13)	(52)%

Loan servicing income	198	200	(2)	(1)%
Change in fair value of mortgage servicing rights	(372)	(108)	(264)	(244)%

Net loan servicing (loss) income	(174)	92	(266)	n/m (1)

Other income (expense)	2	(19)	21	n/m (1)

Net revenues	152	530	(378)	(71)%

Salaries and related expenses	181	190	(9)	(5)%
Occupancy and other office expenses	21	18	3	17%
Other depreciation and amortization	6	7	(1)	(14)%
Other operating expenses	160	144	16	11%

Total expenses	368	359	9	3%

(Loss) income before income taxes	(216)	171	(387)	n/m (1)
Less: net income attributable to noncontrolling interest	7	8	(1)	(13)%

Combined Mortgage Services segments (loss) profit	$(223)	$163	$(386)	n/m (1)

(1)	n/m — Not meaningful.

     Mortgage Production Segment
     The following tables present a summary of our financial results and related key drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Six Months
	Ended June 30,
	2010	2009	Change	% Change
	(Dollars in millions, except
	average loan amount)
Loans closed to be sold	$13,333	$16,287	$(2,954)	(18)%
Fee-based closings	4,549	3,572	977	27%

Total closings	$17,882	$19,859	$(1,977)	(10)%

Purchase closings	$9,593	$6,456	$3,137	49%
Refinance closings	8,289	13,403	(5,114)	(38)%

Total closings	$17,882	$19,859	$(1,977)	(10)%

Fixed rate	$13,882	$16,939	$(3,057)	(18)%
Adjustable rate	4,000	2,920	1,080	37%

Total closings	$17,882	$19,859	$(1,977)	(10)%

First mortgage closings (units)	72,068	81,951	(9,883)	(12)%
Second-lien closings (units)	4,494	5,617	(1,123)	(20)%

Number of loans closed (units)	76,562	87,568	(11,006)	(13)%

Retail closings (units)	52,344	72,824	(20,480)	(28)%
Wholesale/correspondent closings (units)	24,218	14,744	9,474	64%

Number of loans closed (units)	76,562	87,568	(11,006)	(13)%

Average loan amount	$233,566	$226,787	$6,779	3%

Loans sold	$12,659	$15,130	$(2,471)	(16)%

Applications	$28,157	$30,543	$(2,386)	(8)%

IRLCs expected to close	$14,799	$14,485	$314	2%

	Six Months
	Ended June 30,
	2010	2009	Change	% Change
	(In millions)
Mortgage fees	$118	$147	$(29)	(20)%

Gain on mortgage loans, net	244	335	(91)	(27)%

Mortgage interest income	34	44	(10)	(23)%
Mortgage interest expense	(43)	(48)	5	10%

Mortgage net finance expense	(9)	(4)	(5)	(125)%
Other income	1	2	(1)	(50)%

Net revenues	354	480	(126)	(26)%

Salaries and related expenses	161	171	(10)	(6)%
Occupancy and other office expenses	16	14	2	14%
Other depreciation and amortization	6	7	(1)	(14)%
Other operating expenses	90	85	5	6%

Total expenses	273	277	(4)	(1)%

Income before income taxes	81	203	(122)	(60)%
Less: net income attributable to noncontrolling interest	7	8	(1)	(13)%

Segment profit	$74	$195	$(121)	(62)%

     Mortgage Production Statistics
     The mix of total closings shifted from a higher percentage of refinance closings in the six months ended June 30, 2009 towards more purchase closings in the six months ended June 30, 2010. The higher percentage of refinance closings in the six months ended June 30, 2009 was due primary to historically low interest rates during that time. The higher purchase closings for the six months ended June 30, 2010 was driven by improvement in home sales as compared to the same period in 2009 and the acceleration of purchase closings due to the potential expiration of the home purchase tax credit which was scheduled to expire in the second quarter of 2010. Mortgage rates have declined further during the six months ended June 30, 2010 which has generated an increase in IRLCs expected to close.
     The decline in retail closing units was partially offset by higher wholesale/correspondent closing units. Due to the significantly higher volumes in the six months ended June 30, 2009, there was a reduced capacity for wholesale/correspondent production. The increase in originations from our wholesale/correspondent channel during 2010 is due to our efforts to grow production in this channel and has partially offset declines in retail originations. Generally, retail closings are more profitable than wholesale/correspondent and have higher loan margins and higher expenses.
     Mortgage Fees
     Loans closed to be sold and fee-based closings are key drivers of Mortgage fees. Mortgage fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings. Fee income consists of amounts earned related to application and underwriting fees, fees on cancelled loans and appraisal and other income generated by our appraisal services business. Fee income also consists of amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from our private-label mortgage outsourcing activities. Fees associated with the origination and acquisition of MLHS are recognized as earned.
     Mortgage fees decreased by $29 million (20%) primarily due to the 28% decrease in the total number of retail closings (units) that was partially offset by the increase in fee-based originations during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.
     Gain on Mortgage Loans, Net
     IRLCs expected to close are the primary driver of Gain on mortgage loans, net. Gain on mortgage loans, net includes realized and unrealized gains and losses on our MLHS, as well as the changes in fair value of our IRLCs and loan-related derivatives. The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of our IRLCs and MLHS approximates a whole-loan price, which includes the value of the related MSRs. MSRs are recognized and capitalized at the date the loans are sold and subsequent changes in the fair value of MSRs are recorded in Change in fair value of mortgage servicing rights in the Mortgage Servicing segment.

     The components of Gain on mortgage loans, net were as follows:

	Six Months
	Ended June 30,
	2010	2009	Change	% Change
	(In millions)
Gain on loans	$234	$347	$(113)	(33)%
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(4)	(14)	10	71%
Economic hedge results	14	2	12	600%

Total change in fair value of MLHS and related derivatives	10	(12)	22	n/m (1)

Gain on mortgage loans, net	$244	$335	$(91)	(27)%

(1)	n/m — Not meaningful.
     Gain on mortgage loans, net decreased by $91 million (27%) during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to a $113 million decrease in gain on loans that was partially offset by a $22 million favorable variance from the change in fair value of MLHS and related derivatives.
     The $113 million decrease in gain on loans during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to lower margins partially offset by a 2% increase in IRLCs expected to close. The significantly higher margins during the six months ended June 30, 2009 were primarily attributable to an increase in industry refinance activity for conforming first mortgage loans, resulting from lower mortgage interest rates, coupled with lower overall industry capacity. Loan margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity. The increase in IRLCs expected to close was primarily attributable to an increase in refinance activity resulting from then-historically low interest rates during the six months ended June 30, 2009. Mortgage interest rates have since declined further during the latter portion of the second quarter of 2010, which has also generated an increase in margins on newly originated IRLCs.
     The $22 million favorable variance from the change in fair value of MLHS and related derivatives was due to a $12 million favorable variance from economic hedge results and a $10 million reduction in unfavorable valuation adjustments for certain non-conforming mortgage loans. The favorable variance from economic hedge results was primarily due to changes in mortgage interest rates and greater actual and expected pullthrough whereby the increase in value of IRLCs and MLHS exceeded the decrease in value of the related derivatives. The reduction in unfavorable valuation adjustments for Scratch and Dent and certain non-conforming mortgage loans was primarily due to a decrease in collateral value and credit performance for these loans during the six months ended June 30, 2009.
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
     Mortgage net finance expense allocable to the Mortgage Production segment increased by $5 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to a $10 million (23%) decrease in Mortgage interest income that was partially offset by a $5 million (10%) decrease in Mortgage interest expense. The decrease in Mortgage interest income was primarily due to a lower average volume of loans held for sale primarily due to an 18% decrease in loans closed to be sold. The $5 million decrease in Mortgage interest expense was primarily attributable to a lower cost of funds from our outstanding borrowings and lower average outstanding borrowings. The lower cost of funds from our outstanding borrowings was primarily attributable to a decrease in short-term interest rates. A significant portion of our loan originations are funded with variable-rate short-term debt. The average daily one-month London Interbank Offered Rate (“LIBOR”), which is used as a benchmark for short-term rates, was 14 basis points (“bps”) lower during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The lower average outstanding borrowings were primarily attributable to the lower average volume of loans held for sale. Additionally, Mortgage net finance expense in comparison to the six months ended June 30, 2009 was impacted by $7 million as a result of the reallocation of capital between businesses, as discussed above.
     Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses decreased by $10 million (6%) during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, due to a $9 million decrease in commissions expense and a $6 million decrease in management incentives partially offset by a $5 million increase in salaries and related benefits. The decrease in commissions expense was primarily attributable to a 10% decrease in total closings and a decrease in first mortgage retail originations during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, as there is higher commission cost associated with these loans. The increase in salaries and related benefits was primarily attributable to an increase in severance and other benefit costs in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses increased by $5 million (6%) during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to an $11 million increase in corporate overhead costs associated with executing our transformation plan partially offset by a decrease in production-related direct expenses due to the 13% decrease in the number of loan units closed during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Mortgage Servicing Segment
     The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Six Months
	Ended June 30,
	2010	2009	Change	% Change
	(In millions)
Average loan servicing portfolio	$153,381	$149,117	$4,264	3%

	Six Months
	Ended June 30,
	2010	2009	Change	% Change
	(In millions)
Mortgage interest income	$7	$7	$—	—
Mortgage interest expense	(36)	(28)	(8)	(29)%

Mortgage net finance expense	(29)	(21)	(8)	(38)%

Loan servicing income	198	200	(2)	(1)%
Change in fair value of mortgage servicing rights	(372)	(108)	(264)	(244)%

Net loan servicing (loss) income	(174)	92	(266)	n/m (1)

Other income (expense)	1	(21)	22	n/m (1)

Net revenues	(202)	50	(252)	n/m (1)

Salaries and related expenses	20	19	1	5%
Occupancy and other office expenses	5	4	1	25%
Other operating expenses	70	59	11	19%

Total expenses	95	82	13	16%

Segment loss	$(297)	$(32)	$(265)	n/m (1)

(1)	n/m — Not meaningful.
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
     Mortgage net finance expense increased by $8 million (38%) during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to an $8 million (29%) increase in Mortgage interest expense. The increase in Mortgage interest expense was due to a $5 million increase in the interest expense allocated to fund our MSRs resulting from a higher average MSR balance in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 and a $3 million increase related to mortgage loan securitization debt certificates held by a mortgage loan securitization trust that was consolidated due to the adoption of updates to ASC 810 in the first quarter of 2010. Mortgage interest income was consistent in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to a $3 million increase related to securitized mortgage loans held by the mortgage loan securitization trust offset by lower short-term interest rates. Escrow balances earn income based on one-month LIBOR, which was 14 bps lower, on average, during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The ending one-month LIBOR rate at June 30, 2010 was 35 bps, which has significantly reduced the earnings opportunity related to our escrow balances, consistent with the six months ended June 30, 2009.

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
     The components of Loan servicing income were as follows:

	Six Months
	Ended June 30,
	2010	2009	Change	% Change
	(In millions)
Net service fee revenue	$196	$212	$(16)	(8)%
Late fees and other ancillary servicing revenue	28	25	3	12%
Curtailment interest paid to investors	(13)	(27)	14	(52)%
Net reinsurance loss	(13)	(10)	(3)	30%

Loan servicing income	$198	$200	$(2)	(1)%

     Loan servicing income decreased by $2 million (1%) during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a decrease in net service fee revenue and an increase in net reinsurance loss partially offset by a decrease in curtailment interest paid to investors and an increase in late fees and other ancillary servicing revenue. The $16 million decrease in net service fee revenue was primarily due to the sale of excess servicing associated with a portion of our MSRs executed during the fourth quarter of 2009 and an increase in guarantee fees as a result of a greater composition of loans sold to the GSEs included in our capitalized loan servicing portfolio partially offset by a 3% increase in the average loan servicing portfolio. The $14 million decrease in curtailment interest paid to investors was primarily due to a 44% decrease in loans included in our loan servicing portfolio that paid off during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.
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
     The components of Change in fair value of mortgage servicing rights were as follows:

	Six Months
	Ended June 30,
	2010	2009	Change	% Change
	(In millions)
Actual prepayments of the underlying mortgage loans	$(69)	$(150)	$81	54%
Actual receipts of recurring cash flows	(22)	(27)	5	19%
Credit-related fair value adjustments(1)	(19)	(35)	16	46%
Market-related fair value adjustments(2)	(262)	104	(366)	n/m (3)

Change in fair value of mortgage servicing rights	$(372)	$(108)	$(264)	(244)%

(1)	Represents the change in fair value of MSRs primarily due to changes in portfolio delinquencies and foreclosures.

(2)	Represents the change in fair value of MSRs due to changes in market inputs and assumptions used in the valuation model.

(3)	n/m — Not meaningful.

     The fluctuation in the decline in value of our MSRs due to actual prepayments during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily attributable to lower prepayment rates. The actual prepayment rate of mortgage loans in our capitalized servicing portfolio was 12% and 22% of the unpaid principal balance of the underlying mortgage loans, on an annualized basis, during the six months ended June 30, 2010 and 2009, respectively.
     Credit-related fair value adjustments reduced the value of our MSRs by $19 million during the six months ended June 30, 2010 as portfolio delinquencies and foreclosures increased from year end levels. The $35 million decline during the first half of 2009 was primarily due to the continued deteriorating economic conditions in the broader U.S. economy which resulted in an increase in total delinquencies attributable to the capitalized servicing portfolio.
     The $262 million unfavorable change during the six months ended June 30, 2010 due to market-related fair value adjustments was primarily due to a significant decrease in mortgage interest rates coupled with a flattening of the yield curve which led to higher expected prepayments. The $104 million favorable change during the first half of 2009 was primarily due to an increase in mortgage interest rates and a decrease in expected short-term prepayment speeds.
     Although we continued not to use derivative instruments to hedge our MSRs during both the six months ended June 30, 2010 and 2009, we were able to effectively replenish the lost servicing value from payoffs with new originations. During the six months ended June 30, 2010, we experienced $7.7 billion in loan payoffs in our capitalized servicing portfolio, representing $69 million of MSRs, whereas we were able to add $12.4 billion mortgage loans to our capitalized loan servicing portfolio, with an initial MSR value of $195 million.
     Other Income (Expense)
     Other income (expense) allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and changed favorably by $22 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This favorable change was primarily due to unrealized losses on Investment securities during the six months ended June 30, 2009, which were primarily attributable to significant increases in the delinquency of the underlying mortgage loans and an acceleration of our assumption of projected losses, which caused a decline in the expected cash flows from the underlying securities.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with mortgage loans in foreclosure and REO and allocations for overhead. Other operating expenses increased by $11 million (19%) during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily related to an increase in foreclosure costs attributable to increases in actual and projected repurchases and indemnifications associated with the representations and warranties that we provide to purchasers and insurers of our sold loans coupled with increased direct expenses associated with mortgage loans in foreclosure and REO resulting from the increase in delinquencies and defaults in our loan servicing portfolio.
Fleet Management Services Segment
     Net revenues decreased by $30 million (4%) during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. As discussed in greater detail below, the decrease in Net revenues was due to decreases of $36 million in Fleet lease income partially offset by a $3 million increase in both Fleet management fees and Other income.
     Segment profit decreased by $4 million (16%) during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, $7 million of which was due to segment recapitalization. The resulting $3 million increase in segment profit was primarily due to a $33 million decrease in Total expenses partially offset by a $30 million decrease in Net revenues. The individual components of Net revenues and Total expenses are discussed in more detail below.
     The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Six Months
	Ended June 30,
	2010	2009	Change	% Change
	(In thousands of units)
Leased vehicles	294	323	(29)	(9)%
Maintenance service cards	273	279	(6)	(2)%
Fuel cards	273	285	(12)	(4)%
Accident management vehicles	289	316	(27)	(9)%

	Six Months
	Ended June 30,
	2010	2009	Change	% Change
	(In millions)
Fleet management fees	$78	$75	$3	4%
Fleet lease income	688	724	(36)	(5)%
Other income	31	28	3	11%

Net revenues	797	827	(30)	(4)%

Salaries and related expenses	41	42	(1)	(2)%
Occupancy and other office expenses	8	9	(1)	(11)%
Depreciation on operating leases	614	647	(33)	(5)%
Fleet interest expense	49	54	(5)	(9)%
Other depreciation and amortization	5	6	(1)	(17)%
Other operating expenses	59	44	15	34%

Total expenses	776	802	(26)	(3)%

Segment profit	$21	$25	$(4)	(16)%

     Fleet Management Fees
     Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $3 million (4%) during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to higher usage of fleet management fee-based services which offset the impact from lower unit volumes.
     Fleet Lease Income
     Fleet lease income decreased by $36 million (5%) during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to decreases in billings. The decrease in billings was primarily attributable to lower interest rates on variable-rate leases and a decline in average leased vehicles, as detailed in the chart above.
     Other Income
     Other income increased by $3 million (11%) during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to increased vehicle sales at our dealerships.

     Depreciation on Operating Leases
     Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the six months ended June 30, 2010 decreased by $33 million (5%) compared to the six months ended June 30, 2009 primarily due to a 9% decrease in vehicles under operating leases.
     Fleet Interest Expense
     Fleet interest expense decreased by $5 million (9%) during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to the impact of lower average outstanding borrowings and a decrease in short-term interest rates that were partially offset by a $5 million unfavorable change in the market value of interest rate cap agreements related to vehicle management asset backed debt during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.
     Other Operating Expenses
     Other operating expenses increased by $15 million (34%) during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to an increase in the cost of goods sold from an increase in lease syndication volume, increased vehicle purchases at our dealerships and costs associated with the execution of the transformation plan.
Liquidity and Capital Resources
General
     Our liquidity is dependent upon our ability to fund maturities of our indebtedness, to fund growth in assets under management and business operations and to meet contractual obligations. We estimate how these liquidity needs may be impacted by a number of factors including fluctuations in asset and liability levels due to changes in our business operations, levels of interest rates and unanticipated events. Our primary operating funding needs arise from the origination and warehousing of mortgage loans, the purchase and funding of vehicles under management and the retention of MSRs. Sources of liquidity include equity capital including retained earnings, the unsecured debt markets, committed and uncommitted credit facilities, secured borrowings, including the asset-backed debt markets, and the liquidity provided by the sale or securitization of assets.
     Conditions in the ABS markets in the U.S. and Canada and the credit markets generally impact our access and the costs to fund our business. In order to provide adequate liquidity throughout a broad array of operating environments, our funding plan relies upon multiple sources of liquidity and considers our projected cash needs to fund mortgage loan originations, purchase vehicles for lease, hedge our MSRs (if any) and meet various other obligations. We maintain liquidity at the parent company level through access to the unsecured debt markets and through unsecured committed bank facilities. These various unsecured sources of funds are utilized to provide for a portion of the operating needs of our mortgage and fleet management businesses. In addition, secured borrowings, including asset-backed debt, asset sales and securitization of assets, are utilized to fund both vehicles under management and mortgages held for resale. We continue to evaluate our funding strategies, including additional opportunities to access the markets to extend maturities and enhance liquidity to finance our business growth.
     On July 23, 2010, we entered into a Mortgage Loan Participation Purchase and Sale Agreement (the “MLPPSA”) with Bank of America, N.A.(“BOA”). The MLPPSA provides us with committed mortgage gestation capacity and requires BOA to purchase from us up to $500 million of participation certificates evidencing a 100% undivided beneficial ownership interest in pools of fully amortizing first lien residential mortgage loans that are to be included in residential mortgage-backed securities issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.
     Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months. We expect aggregate capital expenditures for 2010 to be between $13 million and $24 million, in comparison to $11 million for 2009.

Cash Flows
     At June 30, 2010, we had $184 million of Cash and cash equivalents, an increase of $34 million from $150 million at December 31, 2009. The following table summarizes the changes in Cash and cash equivalents during the six months ended June 30, 2010 and 2009:

	Six Months
	Ended June 30,
	2010	2009	Change
	(In millions)
Cash (used in) provided by:
Operating activities	$(197)	$82	$(279)
Investing activities	(562)	(423)	(139)
Financing activities	793	389	404
Effect of changes in exchange rates on Cash and cash equivalents	—	(11)	11

Net increase in Cash and cash equivalents	$34	$37	$(3)

     Operating Activities
     During the six months ended June 30, 2010 net cash used in operating activities was $197 million primarily due to net cash outflows used to fund the increase in mortgage loans held for sale that was partially offset by net cash provided by the operating activities of our Fleet Management Services segment. During the six months ended June 30, 2010, we generated $279 million less cash from our operating activities than during the six months ended June 30, 2009 primarily due to due a $143 million increase in cash outflows related to the origination and sale of mortgage loans held for sale coupled with lower cash flows from operations from our Mortgage Production and Fleet Management Services segments. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.
     Investing Activities
     During the six months ended June 30, 2010, we used $139 million more cash in our investing activities than during the six months ended June 30, 2009. The increase in cash used in investing activities was primarily attributable to a $301 million increase in net cash outflows related to an increase in vehicle purchases, partially offset by the sale of investment vehicles that was partially offset by a $158 million increase in cash flows associated with Restricted cash, cash equivalents and investments primarily related to our Vehicle Management Asset-Backed debt facilities. Cash flows related to the acquisition and sale of vehicles fluctuate significantly from period to period due to the timing of the underlying transactions.
     Financing Activities
     During the six months ended June 30, 2010, we generated $404 million more cash in our financing activities than during the six months ended June 30, 2009 primarily due to a $389 million increase in proceeds from borrowings, net of principal payments on borrowings and a $13 million decrease in cash paid for debt issuance costs. The fluctuations in the components of Cash provided by financing activities during the six months ended June 30, 2010 in comparison to the six months ended June 30, 2009 were primarily due to an increase in the funding requirements for assets under management programs. See “—Liquidity and Capital Resources—Indebtedness” below for further discussion regarding our borrowing arrangements.
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
     The Agency MBS, whole-loan and non-conforming markets for mortgage loans have historically provided substantial liquidity for our mortgage loan production operations. We focus our business process on consistently producing quality mortgage loans that meet investor requirements to continue to access these markets. Substantially all of our loans closed to be sold originated during the six months ended June 30, 2010 were conforming.
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
Indebtedness
     We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	June 30,	December 31,
	2010	2009
	(In millions)
Restricted cash, cash equivalents and investments	$559	$596
Mortgage loans held for sale	2,090	1,218
Net investment in fleet leases	3,574	3,610
Mortgage servicing rights	1,236	1,413

Assets under management programs	$7,459	$6,837

     The following table summarizes the components of our indebtedness as of June 30, 2010:

June 30, 2010
					Assets Held as Collateral(1)
							Mortgage	Net
				Maturity/			Loans	Investment
			Interest	Expiry	Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)	Date	Receivable	Cash	Sale	Leases
			(Dollars in millions)
Chesapeake Series 2009-1 Term Notes	$1,000	$1,000		5/20/2010
Chesapeake Series 2009-2 Term Notes	903	903		2/17/2011
Chesapeake Series 2009-3 Term Notes	50	50		10/20/2011
Chesapeake Series 2009-4 Term Notes	222	222		2/18/2010
Chesapeake Series 2010-1 Variable Funding Notes	500	1,000		5/31/2011
FLRT Series 2010-1 Notes	284	284		2/2011– 11/2013
Other	42	42		11/2010– 6/2016

Total Vehicle Management Asset-Backed Debt	3,001	3,501	2.1%(4)		$34	$259	$—	$3,332

RBS Repurchase Facility	502	800	3.0%	6/24/2011	—	—	523	—
CSFB Mortgage Repurchase Facility	334	350	2.9%	5/25/2011	—	—	351	—
CSFB Mortgage Venture Repurchase Facility	68	150	2.9%	5/25/2011	—	—	72	—
Ally Bank Mortgage Venture Repurchase Facility	52	150	4.2%	3/30/2011	—	—	64	—
Fannie Mae Repurchase Facilities	722	722	1.0%	N/A	—	—	722	—
Other	58	84	2.9%- 4.2%	9/2010 – 10/2010	63	—	5	—

Total Mortgage Warehouse and Other Asset-Backed Debt	1,736	2,256			63	—	1,737	—

Term Notes	433	433	7.2%-7.9%(5)	3/2013-4/2018	—	—	—	—
Credit Facilities	379	810	1.0%-4.2%(6)	1//2011-2/2013	—	—	—	—
Convertible Notes due 2012	229	229	4.0%(7)	4/15/2012	—	—	—	—
Convertible Notes due 2014	186	186	4.0%(8)	9/1/2014	—	—	—	—

Total Unsecured Debt	1,227	1,658			—	—	—	—

Mortgage Loan Securitization Debt Certificates, at Fair Value(9)	35	35	7.0%(10)	12/2027	—	—	—	—

Total Debt	$5,999	$7,450			$97	$259	$1,737	$3,332

(1)	Assets held as collateral are not available to pay our general obligations.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements. The Series 2009-1, Series 2009-2, Series 2009-3 and Series 2009-4 notes (the “Chesapeake Term Notes”) (as defined below) have revolving periods during which time the pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of our Fleet Management Services segment. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(3)	Represents the variable interest rate as of the respective date, with the exception of Total Vehicle Management Asset-Backed Debt, Term Notes, the 2012 Convertible Notes, the 2014 Convertible Notes and the Mortgage Loan Securitization Debt Certificates.

(4)	Represents the weighted-average interest rate of our vehicle management asset-backed debt arrangements as of June 30, 2010.

(5)	Represents the range of stated interest rates of the MTNs outstanding as of June 30, 2010. The effective rate of interest of the outstanding MTNs was 7.2% as of June 30, 2010.

(6)	Represents the range of stated interest rates on the Amended Credit Facility as of June 30, 2010, excluding per annum utilization and facility fees. The effective interest rate of the Credit Facilities was 2.9% as of June 30, 2010.

(7)	The effective rate of interest of the 2012 Convertible Notes was 12.4% as of June 30, 2010, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs.

(8)	The effective rate of interest of the 2014 Convertible Notes was 13.0% as of June 30, 2010, which represents the 4.0% semiannual cash payment and the non-cash accretion of discount and issuance costs.

(9)	The Mortgage Loan Securitization Debt Certificates were consolidated as a result of the adoption of updates to ASC 810 with $47 million of Securitized Mortgage Loans, included in Other Assets. See Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements included in this form 10-Q for additional information. The cashflows of the Securitized Mortgage Loans support payment of the debt certificates and creditors of the Securitization trust do not have recourse to us.

(10)	The Mortgage Loan Securitization Debt Certificates are fixed rate.
Asset-Backed Debt
     Vehicle Management Asset-Backed Debt
     Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake Funding LLC (“Chesapeake), to support the acquisition of vehicles used by our Fleet Management Services segment’s U.S. leasing operations and debt issued by Fleet Leasing Receivables Trust (“FLRT”), our Canadian special purpose trust, used to finance leases originated by our Canadian fleet operation. The obligations of both Chesapeake and FLRT are non-recourse to us and are provided for by payments made by lessees under lease contracts.
     As of June 30, 2010, 83% of the carrying value of our fleet leases collateralized the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding and term notes (the “Chesapeake Lease Portfolio”). Approximately 99% of the Chesapeake Lease Portfolio as of June 30, 2010 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of June 30, 2010, the Chesapeake Lease Portfolio consisted of 21% and 79% fixed-rate and variable-rate leases, respectively. As of June 30, 2010, the top 25 client lessees represented approximately 52% of the Chesapeake Lease Portfolio, with no client exceeding 5%.
     The maturity date for the Chesapeake Notes represents the end of the respective notes’ revolving period. During the revolving period, the notes’ pro-rata share of lease cash flows pledged to Chesapeake will create availability to fund the acquisition of vehicles to be leased to customers of our Fleet Management Services segment. Subsequent to the revolving period, the notes’ prorata share of lease cashflows will be used to pay principal amounts due in accordance with the terms of the notes.
     The Chesapeake Series 2009-1 Term Notes and Chesapeake Series 2009-4 Term Notes began to amortize in accordance with their terms at the end of the respective revolving periods (commencement of the “Amortization Period”). During the Amortization Period, we will be unable to use the pro-rata share of lease cash flows to fund the acquisition of vehicles to be leased under the Chesapeake Term Notes, and monthly repayments will be made on the notes through the earlier of 125 months following the commencement of the Amortization Period, or when the respective series of notes are paid in full based on an allocable share of the collection of cash receipts of lease payments relating to the collateralized vehicle leases and related assets. The allocable share is based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the Amortization Period. After the payment of interest, servicing fees, administrator fees and servicer advance reimbursements, any monthly lease collections during the Amortization Period of a particular series would be applied to reduce the principal balance of the series notes.

     On June 1, 2010, Chesapeake entered into the Series 2010-1 Indenture Supplement pursuant to which $1.0 billion in aggregate principal amount of senior Class A variable funding notes may be issued under commitments provided by a syndicate of lenders. On that date, $500 million of Class A notes were issued. This issuance was used to repay the remaining outstanding balance of the Series 2006-2 variable funding notes, increase borrowings relative to the pool of eligible lease assets and fund certain other fees and costs in connection with the issuance of the Series 2010-1 variable funding notes. As of June 30, 2010, commitments under the Series 2010-1 Indenture Supplement are scheduled to expire on May 31, 2011 (the “Scheduled Expiry Date”), but are renewable on or before the Scheduled Expiry Date, subject to agreement by the parties. If the agreements are not renewed, the notes’ amortization period will begin and the prorata share of lease cashflows will be used to pay principal amounts due in accordance with the terms of the notes beginning in the month following the Scheduled Expiry Date and ending up to 125 months after the Scheduled Expiry Date.
     On January 27, 2010, FLRT, issued approximately $119 million of senior Class A-1 term asset-backed notes which was comprised of two subclasses of senior term asset-backed notes (the “FLRT Series 2010-1 Class A-1 Notes”) and approximately $224 million of senior Class A-2 term asset-backed notes which was comprised of two subclasses of senior term asset-backed notes (together with the FLRT Series 2010-1 Class A-1 Notes, collectively the “FLRT Series 2010-1 Notes”) to finance a fixed pool of eligible lease assets in Canada. Three of the four subclasses of FLRT Series 2010-1 Notes were denominated in Canadian dollars with the remaining subclass of FLRT Series 2010-1 Notes denominated in U.S. dollars. The FLRT Series 2010-1 Class A-1 notes and Class A-2 notes were issued as amortizing notes and have maturity dates of February 15, 2011 and November 15, 2013, respectively.
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
     Mortgage Warehouse and Other Asset-Backed Debt
     We maintain a variable-rate committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). The RBS Repurchase Facility was amended, effective June 25, 2010, to reduce the committed capacity from $1.5 billion to $800 million, and was extended to June 24, 2011, among other provisions.
     On May 26, 2010, we entered into two committed 364-day variable-rate mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”) pursuant to master repurchase agreements. The facilities consist of a $350 million facility (“CSFB Mortgage Repurchase Facility”) and a $150 million facility entered into by the Mortgage Venture (“CSFB Mortgage Venture Repurchase Facility”).
     On April 8, 2010, the Mortgage Venture entered into a $150 million 356-day variable-rate committed mortgage repurchase facility with Ally Bank pursuant to a master repurchase agreement and certain related agreements (“Ally Bank Mortgage Venture Repurchase Facility”).
     Our variable-rate uncommitted mortgage repurchase facilities with Fannie Mae (the “Fannie Mae Repurchase Facilities”) have total uncommitted capacity of approximately $3.0 billion as of both June 30, 2010 and December 31, 2009.

     Other asset-backed facilities as of June 30, 2010 and December 31, 2009 includes $54 million and $44 million, respectively, outstanding under a servicing advance facility and $4 million and $5 million, respectively, outstanding under an uncommitted variable-rate mortgage warehouse facility.
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
Unsecured Debt
     Historically, the public debt markets have been an important source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. The credit markets have experienced extreme volatility and disruption, which has resulted in a significant tightening of credit, including with respect to unsecured debt. Prior to the disruption in the credit market, we typically accessed these markets by issuing unsecured commercial paper and MTNs. During the six months ended June 30, 2010, there was no funding available to us in the commercial paper markets, and availability is unlikely given our short-term credit ratings. It is our policy to maintain available capacity under our committed unsecured credit facilities to fully support our outstanding unsecured commercial paper. However, given that the commercial paper markets are unavailable to us, our committed unsecured credit facilities have provided us with an alternative source of liquidity. As of June 30, 2010, we had a total of approximately $848 million in unsecured public and institutional debt outstanding.
     Our credit ratings as of July 21, 2010 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings
Senior debt	Ba2	BB+	BB+
Short-term debt	NP	B	B
     As of July 21, 2010, the rating outlook on our senior unsecured debt provided by Moody’s Investors Service was Stable, and the rating outlook on our senior unsecured debt provided by Standard & Poor’s and Fitch Ratings were Negative. There can be no assurance that the rating and rating outlook of our senior unsecured long-term debt and other debt will remain at these levels.
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

     Term Notes
     The medium-term notes (the “MTNs”) were publicly issued under an indenture dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. In April 2010, $5 million of MTNs were repaid upon maturity.
     Credit Facilities
     Credit facilities primarily represents an Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.
     On June 25, 2010, the Amended Credit Facility was further amended pursuant to which certain lenders consented to the amendments (the “Extending Lenders”) which extended the termination date of their respective revolving commitments from January 6, 2011 to February 29, 2012. Provided certain conditions are met, we may extend the revolving commitments of the Extending Lenders for an additional year at our request (the “Extension Option”). Effective June 25, 2010, the capacity of the Amended Credit Facility was reduced from $1.3 billion to $805 million and will be further reduced to $525 million on January 6, 2011 upon the termination of the commitments related to certain lenders that did not consent to the amendments (the “Non-Extending Lenders”).
     Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. As of June 30, 2010, borrowings under the Amended Credit Facility related to commitments from the Extending Lenders bore interest at a margin of 350 bps over a benchmark index of either LIBOR or the federal funds rate (the “Benchmark Rate”). As of June 30, 2010 borrowings under the Amended Credit Facility related to commitments from the Non-Extending Lenders bore interest at a margin of 70 bps over the Benchmark Rate. As of December 31, 2009, borrowings under the Amended Credit Facility bore interest at a margin of 70 bps over the Benchmark Rate. The Amended Credit Facility also requires us to pay utilization fees related to the Non-Extending Lenders’ commitments if our usage exceeds 50% of the aggregate commitments under the Amended Credit Facility. There is no utilization fee associated with the borrowings related to the Extending Lenders’ commitments. The per annum utilization fee applied to both the borrowings related to the Non-Extending Lenders’ commitments as of June 30, 2010 and all borrowings under the Amended Credit Facility as of December 31, 2009 was 12.5 bps. The per annum facility fee for the Extending Lenders’ commitments as of June 30, 2010 was 75 bps and a per annum facility fee of 17.5 bps was paid both on the Non-Extending Lenders’ commitments as of June 30, 2010 and the Amended Credit Facility in its entirety as of December 31, 2009. In the event that we elect the Extension Option, the Extending Lenders will receive an immediate increase in pricing related to their commitments of an additional 25 bps per annum.
     Convertible Notes
     On April 2, 2008, we completed a private offering of the 4.0% Convertible Notes due 2012 (the “2012 Convertible Notes”) with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The carrying amount as of June 30, 2010 and December 31, 2009 is net of an unamortized discount of $21 million and $29 million, respectively. There were no conversions of the 2012 Convertible Notes during the six months ended June 30, 2010.
     On September 29, 2009, we completed a private offering of the 4.0% Convertible Senior Notes due 2014 (the “2014 Convertible Notes”) with an aggregate principal balance of $250 million and a maturity date of September 1, 2014 to certain qualified institutional buyers. The carrying amount as of June 30, 2010 and December 31, 2009 is net of an unamortized discount of $64 million and $70 million, respectively. There were no conversions of the 2014 Convertible Notes during the six months ended June 30, 2010.

     Debt Maturities
     The following table provides the contractual maturities of our indebtedness at June 30, 2010. The maturities of our vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets:

	Asset-Backed	Unsecured	Total
		(In millions)
Within one year	$2,571	$137	$2,708
Between one and two years	1,036	512	1,548
Between two and three years	629	426	1,055
Between three and four years	392	2	394
Between four and five years	112	252	364
Thereafter	5	18	23

	$4,745	$1,347	$6,092

     As of June 30, 2010, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)
Asset-Backed Funding Arrangements
Vehicle management(2)	$3,501	$3,001	$500
Mortgage warehouse and other(3)	2,256	1,833	423
Unsecured Committed Credit Facilities(4)	810	395	415

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(2)	The Chesapeake 2009-1 Term Notes and the 2009-4 Term Notes have entered their respective Amortization Periods. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” above for additional information on the revolving and amortization periods of these facilities.

(3)	Capacity does not reflect $2.3 billion undrawn under the $3.0 billion Fannie Mae Repurchase Facilities, as these facilities are uncommitted. Utilized capacity reflects $97 million of mortgage loans sold to RBS under the terms of the RBS Repurchase Facility. The mortgage loans and related debt are not included in our Condensed Consolidated Balance Sheet as of June 30, 2010.

(4)	Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in our Condensed Consolidated Balance Sheet.
Debt Covenants
     Certain of our debt arrangements require the maintenance of certain financial ratios and contain affirmative and negative covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on our indebtedness and the indebtedness of our material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. Among other covenants, the Amended Credit Facility and the RBS Repurchase Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 6.5:1. Among other covenants, the CSFB Mortgage Repurchase Facility required that we maintain (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of consolidated net income for the quarter, if positive and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. Effective July 27, 2010, the financial covenants under the CSFB Mortgage Repurchase Facility were amended such that we are required to maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 6.5:1. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The Amended Credit Facility requires us to maintain a minimum of $1.0 billion in committed mortgage repurchase or warehouse facilities, with no more than $500 million of gestation facilities and excluding, uncommitted facilities provided by Fannie Mae. In addition, the RBS Repurchase Facility and the CSFB Mortgage Repurchase Facility require PHH Mortgage to maintain a minimum of $2.5 billion and $2.0 billion in mortgage repurchase or warehouse facilities, respectively, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the respective facility. At June 30, 2010, we were in compliance with all of our financial covenants related to our debt arrangements.
     Pursuant to the Amended Credit Facility, we may not declare or pay any dividend, other than dividends payable solely in our common stock, without the written consent of the lenders representing more than 50% of the aggregate commitments in effect at such time. Such restrictions under the Amended Credit Facility related to our ability to declare or pay dividends will be suspended so long as our corporate ratings are equal to or better than at least two of the following: Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s and BBB- from Fitch Ratings (in each case on stable outlook or better). The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1, among other covenants.
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
     In order to estimate the benefit on our Mortgage Production segment’s results of operations from a decline in interest rates, we continuously evaluate our ability to replenish lost MSR value and cash flow due to increased prepayments. The key drivers of our Mortgage Production segment’s results of operations are production volume, loan margins and production costs.
     As of June 30, 2010, there were no open derivatives related to our MSRs. Our decisions regarding the use of derivatives related to MSRs, if any, could result in continued volatility in the results of operations for our Mortgage Servicing segment during the remainder of 2010.
Other Mortgage-Related Assets
     Our other mortgage-related assets that are subject to interest rate and price risk include (i) our IRLCs and (ii) loans held in inventory awaiting sale into the secondary market (which are presented as Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheets). We use forward delivery commitments on MBS or whole loans and options on MBS to economically hedge our commitments to fund mortgages and MLHS. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to us.
Indebtedness
     The debt used to finance much of our operations is also exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create a desired mix of fixed- and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies may include swaps and interest rate caps.
Consumer Credit Risk
Loan Recourse
     We sell a majority of our loans on a non-recourse basis. We also provide representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The unpaid principal balance of loans sold by us represents the maximum potential exposure related to representation and warranty provisions; however, we cannot estimate our maximum exposure because we do not service all of the loans for which we have provided a representation or warranty. As of June 30, 2010, we had a liability of $68 million, included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet, for probable losses related to our recourse exposure.
Mortgage Loans in Foreclosure
     Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of June 30, 2010, mortgage loans in foreclosure were $95 million, net of an allowance for probable losses of $21 million, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.

Real Estate Owned
     Real Estate Owned (“REO”), which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of June 30, 2010, REO were $29 million, net of a $15 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.
Mortgage Reinsurance
     We have two contracts with primary mortgage insurance companies, through Atrium, that are inactive and in runoff. Through these reinsurance contracts, we are exposed to losses on mortgage loans pooled by year of origination. As of March 31, 2010, the contractual reinsurance period for each pool was 10 years and the weighted-average remaining reinsurance period was 5.5 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. We are required to hold securities in trust related to this potential obligation, which were $284 million and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010. As of June 30, 2010, a liability of $128 million was included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis. During the three and six months ended June 30, 2010, we recorded expense associated with the liability for estimated losses of $15 million and $26 million, respectively, within Loan servicing income in the accompanying Condensed Consolidated Statement of Operations.
The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of March 31, 2010:

	Year of Origination
	2003
	and
	Prior	2004	2005	2006	2007	2008	2009	Total
	(Dollars in millions)
Unpaid principal balance	$1,900	$1,101	$1,050	$706	$1,430	$2,504	$487	$9,178
Unpaid principal balance as a percentage of original unpaid principal balance	10%	30%	50%	59%	77%	83%	97%	N/A
Maximum potential exposure to reinsurance losses	$284	$104	$60	$30	$49	$63	$7	$597
Average FICO score	696	693	695	692	701	727	758	708
Delinquencies(1)	6.61%	5.51%	6.35%	9.02%	7.93%	4.88%	0.07%	6.09%
Foreclosures/ REO/ bankruptcies(2)	5.40%	9.26%	12.35%	15.88%	13.89%	3.30%	0.00%	8.06%

(1)	Represents delinquent mortgage loans for which payments are 60 days or more outstanding as a percentage of the total unpaid principal balance.

(2)	Calculated as a percentage of the total unpaid principal balance.

     The projections used in the development of our liability for mortgage reinsurance assume we will incur losses related to reinsured mortgage loans originated from 2003 through 2009. Based on these projections, we expect the cumulative losses for the loans originated from 2005 through 2007 will reach their maximum potential exposure for each respective year.
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
     As of June 30, 2010, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.
Fair Value Measurements
     Approximately 42% of our assets and liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy. Approximately 74% of our assets and liabilities categorized within Level Three of the valuation hierarchy are comprised of our MSRs. The remainder of our assets and liabilities categorized within Level Three of the valuation hierarchy is comprised of certain MLHS, derivative instruments related to the issuance of the 2014 Convertible Notes, IRLCs, securitized mortgage loans and mortgage loan securitization debt certificates. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Second Quarter 2010 vs. Second Quarter 2009—Segment Results—Mortgage Servicing Segment” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009—Segment Results—Mortgage Servicing Segment” for further discussion regarding the impact of Change in fair value of mortgage servicing rights on our results of operations.
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
     We used June 30, 2010 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
     The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2010 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in fair value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
			(In millions)
Mortgage assets:
Mortgage loans held for sale	$34	$20	$11	$(15)	$(33)	$(78)
Interest rate lock commitments	55	34	20	(33)	(76)	(194)
Forward loan sale commitments	(83)	(52)	(29)	39	84	189
Option contracts	(3)	(2)	(2)	6	17	65

Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	3	—	—	(3)	(8)	(18)
Mortgage servicing rights	(383)	(177)	(83)	84	168	319
Other assets	1	1	—	—	(1)	(1)

Total mortgage assets	(379)	(176)	(83)	81	159	300
Total vehicle assets	14	7	3	(3)	(7)	(14)
Total liabilities	(26)	(13)	(6)	6	13	25

Total, net	$(391)	$(182)	$(86)	$84	$165	$311

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     There have been no material changes from the legal proceedings disclosed in “Part I—Item 3. Legal Proceedings” of our 2009 Form 10-K.

Item 1A.	Risk Factors
     This Item 1A should be read in conjunction with “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Other than with respect to the risk factors discussed below, there have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” of our 2009 Form 10-K.
Risks Related to our Business
     We are highly dependent upon programs administered by GSEs such as Fannie Mae, Freddie Mac and Ginnie Mae to generate revenues through mortgage loan sales to institutional investors and for our mortgage servicing business. Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.
     Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by GSEs such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These GSEs play a powerful role in the residential mortgage industry, and we have significant business relationships with them. Almost all of the conforming loans that we originate for sale qualify under existing standards for inclusion in guaranteed mortgage securities backed by GSEs. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these GSEs on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. Any discontinuation of, or significant reduction or material change in, the operation of these GSEs or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs could have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, we service GSE-owned loans on behalf of the GSEs, as well as loans that have been securitized pursuant to GSE sponsored securitizations in connection with the issuance of GSE guaranteed MBS. Our status as a GSE-approved seller/servicer is subject to compliance with each of the GSEs’ respective selling and servicing guides. Loss of our approved seller/servicer status with a GSE could have a material adverse impact on our business, financial position, results of operations, or cash flows.
     We are exposed to counterparty risk and the insolvency of one or more of our significant counterparties or the unwillingness or inability of a significant counterparty to perform its obligations under, or to renew on commercially reasonable terms, their respective contractual relationships with us, including, without limitation, as a result of the rejection of an agreement or transaction by a counterparty in bankruptcy proceedings, could have a material adverse effect on our business, financial position, results of operations or cash flows.
     We are exposed to counterparty risk in the event of non-performance by counterparties to our various contracts. In addition, we have relationships with several counterparties that represent a significant portion of our revenues, mortgage loan originations and financing arrangements, such as Merrill Lynch and Realogy, which may exacerbate our counterparty risk. The insolvency of one or more of our significant counterparties or the unwillingness or inability of a significant counterparty to perform its obligations under, or to renew on commercially reasonable terms, their respective contractual relationships with us, including, without limitation, as a result of the rejection of an agreement or transaction by a counterparty in bankruptcy proceedings, could have a material adverse effect on our business, financial position, results of operations or cash flows. Some of our counterparties, including certain our significant counterparties, are highly leveraged and have been adversely affected by the recent economic decline in the United States, including the pronounced downturn in the debt and equity capital markets and the U.S. housing market, and unprecedented levels of credit market volatility. Many financial institutions, real estate companies and companies within the industries served by our Fleet Management Services segment have consolidated with competitors, commenced bankruptcy proceedings, shut down or severely curtailed their activities due to the recent economic decline.
     In connection with our spin-off from Cendant Corporation in 2005, we entered into various agreements with Realogy, including the Mortgage Venture Operating Agreement, the Strategic Relationship Agreement, the management services agreement between PHH Mortgage and the Mortgage Venture, the Trademark Licensing Agreements and the Marketing Agreement (collectively, the “Realogy Agreements”). During the six months ended June 30, 2010 and the year ended December 31, 2009, approximately 32% and 37% of our mortgage loan originations, respectively, were derived through our relationship with Realogy and its affiliates pursuant to the Realogy Agreements.
     In January 2009, Bank of America Corporation announced the completion of its merger with Merrill Lynch & Co., Inc., the parent company of Merrill Lynch, which is one of our largest private-label clients, accounting for approximately 16% of our mortgage loan originations during the six months ended June 30, 2010 and during the year ended December 31, 2009. We have several agreements with Merrill Lynch, including the Origination Assistance Agreement, dated as of December 15, 2000 (the “OAA”), pursuant to which we provide Merrill Lynch mortgage origination services on a private-label basis. The initial terms of the OAA expire on December 31, 2010; however, provided we comply with its terms, including certain service level standards, the OAA will automatically renew for an additional five-year term, expiring on December 31, 2015.
     There can be no assurances, however, that our agreements with Realogy, Merrill Lynch or any of our other private-label or other customers or counterparties will be renewed on commercially reasonable terms or will not be terminated in accordance with their terms. Any non-renewal or termination of our significant counterparty contracts, including, without limitation, our agreements with Realogy, Merrill Lynch, each of the GSEs and the counterparties to our financing agreements, could have a material adverse effect on our business, financial position, results of operations or cash flows.
     The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.
     Our Mortgage Production and Mortgage Servicing segments are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. These laws, regulations and judicial and administrative decisions to which our Mortgage Production and Mortgage Servicing segments are subject include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure and licensing requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. By agreement with our financial institution clients, we are required to comply with additional requirements that our clients may be subject to through their regulators.
     We are also subject to privacy regulations. We manage highly sensitive non-public personal information in all of our operating segments, which is regulated by law. Problems with the safeguarding and proper use of this information could result in regulatory actions and negative publicity, which could materially and adversely affect our reputation, business, financial position, results of operations or cash flows. Some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether. Such regulatory changes in the foreclosure process could increase servicing costs and reduce the ultimate proceeds received on these properties if real estate values continue to decline. These changes could also have a negative impact on liquidity as we may be required to repurchase loans without the ability to sell the underlying property on a timely basis. With respect to our Fleet Management Services segment, we could be subject to unlimited liability as the owner of leased vehicles in Alberta, Canada and are subject to limited liability in two major provinces, Ontario and British Columbia, and as many as fifteen jurisdictions in the United States under the legal theory of vicarious liability.
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
     Our failure to comply with such laws, rules or regulations, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows. The U.S. economic recession has resulted, and could continue to result, in increased delinquencies, home price depreciation and lower home sales. In response to these trends, the U.S. government has taken several actions that are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. Certain of these actions are also intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes. Some of these key actions that have impacted, and may continue to impact, the U.S. mortgage industry include the enactment of the Housing and Economic Recovery Act of 2008, the conservatorship of Fannie Mae and Freddie Mac, the enactment of the Emergency Economic Stabilization Act of 2008, the implementation of the TARP, the implementation of HAMP and the Home Affordable Refinance Program as part of the HASP, the purchase by the Federal Reserve of direct obligations of the GSEs, the enactment of the American Recovery and Reinvestment Act of 2009, and the implementation of the Public-Private Investment Program. These specific actions by the federal government are intended, among other things, to stabilize domestic residential real estate markets by increasing the availability of credit for homebuyers and existing homeowners and reduce the foreclosure rates through mortgage loan modification programs. Although the federal government’s HASP programs are intended to improve the current trends in home foreclosures, some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether. Such regulatory changes in the foreclosure process could increase servicing costs and reduce the ultimate proceeds received on these properties if real estate values continue to decline. These changes could also have a negative impact on liquidity as we may be required to repurchase loans without the ability to sell the underlying property on a timely basis.
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
     Additionally, on July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of further regulating the financial services industry, including mortgage origination, sales, and securitization. Certain provisions of the Dodd-Frank Act may impact the operation and practices of Fannie Mae and Freddie Mac and require sponsors of securitizations to retain a portion of the economic interest in the credit risk associated with the assets securitized by them. Federal regulators have been authorized to provide exceptions to the risk retention requirements for certain “qualified mortgages” and mortgages meeting certain underwriting standards prescribed in such regulations. Our combined Mortgage segments rely upon the ability to sell mortgage loans into securities sponsored by Fannie Mae, Freddie Mac and Ginnie Mae. If the mortgage loans we typically sell into GSE-sponsored MBS do not meet the definition of a “qualified mortgage,” then the GSEs may be required to retain a portion of the risk of assets they securitize, which may in turn substantially reduce or eliminate the GSEs’ ability to issue MBS. Substantial reduction in, or the elimination of, GSE demand for the mortgage loans we originate could have a material adverse effect on our business, financial condition, results of operations or cash flows. It is unclear whether future regulations related to the definition of “qualified mortgages” will include the types of conforming mortgage loans we typically sell into GSE-sponsored MBS. It is also unclear what effect future laws or regulations may have on the ability of the GSEs to issue MBS and it is not currently possible to determine what changes, if any, Congress may make to the structure of the GSEs. Further, there can be no assurances that the mortgage loans we typically sell to the GSEs will qualify under future regulations related to the definition of a “qualified mortgage.”
     The Dodd-Frank Act also establishes an independent federal bureau of consumer financial protection to enforce laws involving consumer financial products and services, including mortgage finance. The bureau is empowered with examination and enforcement authority. The Dodd-Frank Act also establishes new standards and practices for mortgage originators, including determining a prospective borrower’s ability to repay their mortgage, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. In addition, our ability to enter into future ABS transactions may be impacted by the Dodd-Frank Act and other proposed reforms related thereto, the effect of which on the ABS market is currently uncertain. While we are continuing to evaluate all aspects of the Dodd-Frank Act, such legislation and regulations promulgated pursuant to such legislation could materially and adversely affect the manner in which we conduct our businesses, result in heightened federal regulation and oversight of our business activities, and result in increased litigation and compliance costs.
     We may be unable to fully or successfully execute or implement our business strategies or achieve our objectives, including our transformation initiatives and goals, and we may be unable to effectively manage the inherent risks of our businesses, including market, credit, operational, and legal and compliance risks, any failure of which could have a material adverse effect on our business, financial position, results of operations or cash flows.
     The businesses in which we engage are complex and heavily regulated and we are exposed to various market, credit, operational and legal and compliance risks. Due, in part, to these regulatory constraints and risks, we may be unable to fully or successfully execute or implement our business strategies or achieve our objectives, including our transformation initiatives and goals, and we may be unable to effectively manage the inherent risks of our businesses, including market, credit, operational, and legal and compliance risks, any failure of which could have a material adverse effect on our business, financial position, results of operations or cash flows.
     In 2009, after assessing our cost structure and processes, we initiated a transformation effort directed towards creating greater operational efficiencies, improving scalability of our operating platforms and reducing our operating expenses. This effort involves evaluating and improving operational and administrative processes, eliminating inefficiencies and targeting areas of the market where we can leverage our competitive strengths. We may be unable to fully or successfully execute or implement our transformation initiatives and objectives, in whole or in part, and, if we are successful, there can be no assurances that we can implement these initiatives in a cost efficient manner or that these initiatives will have the impact that we intend on our business activities and results of operations. Our inability to achieve the goals targeted by our transformation efforts, or to implement and execute these initiatives within the timeframe we have projected, could result in us not achieving our stated goals.

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
Risks Related to our Common Stock
     Provisions in our charter and bylaws, the Maryland General Corporation Law (the “MGCL”), and the indentures for the 2012 Convertible Notes and 2014 Convertible Notes may delay or prevent our acquisition by a third party.
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
     Finally, if certain changes in control or other fundamental changes under the terms of the Convertible Notes occur prior to their respective maturity date, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes and, in some cases, such a transaction will cause an increase in the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a transaction. In addition, the indentures for the 2012 Convertible Notes and 2014 Convertible Notes (the “2012 Convertible Notes Indenture” and the “2014 Convertible Notes Indenture,” respectively and the “Convertible Notes Indentures,” collectively) prohibit us from engaging in certain changes in control unless, among other things, the surviving entity assumes our obligations under the Convertible Notes. These and other provisions of the Convertible Notes Indentures could prevent or deter potential acquirers and reduce the likelihood that stockholders receive a premium for our Common stock in an acquisition.

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

PHH CORPORATION
	By:	/s/ Jerome J. Selitto
Jerome J. Selitto
Date: August 3, 2010		President and Chief Executive Officer

	By:	/s/ Sandra E. Bell
Sandra E. Bell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 3, 2010

EXHIBIT INDEX

Exhibit
No.	Description	Incorporation by Reference

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2	Articles Supplementary.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.3	Articles of Amendment to the Charter of PHH Corporation effective as of June 12, 2009.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2009.

3.4	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 2, 2009.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Amended and Restated Articles of Incorporation, as amended, and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibit 3.1 to our Current Reports on Form 8-K filed on February 1, 2005, March 27, 2008, June 16, 2009 and April 2, 2009, respectively.

4.3	Indenture dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.3.1	Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.3.2	Supplemental Indenture No. 2 dated as of January 30, 2001 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 8, 2001.

4.3.3	Supplemental Indenture No. 3 dated as of May 30, 2002 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

Exhibit
No.	Description	Incorporation by Reference
4.3.4	Supplemental Indenture No. 4 dated as of August 31, 2006 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

4.3.5	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 9, 2008.

4.3.6	Form of 7.125% Note due 2013.	Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on February 24, 2003.

4.4‡‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.4.1	Series 2009-1 Indenture Supplement, dated as of June 9, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.5.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

4.4.2	Series 2009-2 Indenture Supplement, dated as of September 11, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2009.

4.4.3	Series 2009-3 Indenture Supplement, dated as of November 18, 2009, among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Filed herewith.

4.4.4	Form of Series 2009-3 Class A Investor Note	Filed herewith.

4.4.5	Form of Series 2009-3 Class B Investor Note	Filed herewith.

4.4.6	Form of Series 2009-3 Class C Investor Note	Filed herewith.

4.4.7	Series 2009-4 Indenture Supplement, dated as of December 18, 2009 among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Filed herewith.

4.4.8	Form of Series 2009-4 Class A Investor Note	Filed herewith.

4.4.9	Form of Series 2009-4 Class B Investor Note	Filed herewith.

4.4.10	Form of Series 2009-4 Class C Investor Note	Filed herewith.

Exhibit
No.	Description	Incorporation by Reference
4.4.11	Series 2010-1 Indenture Supplement, dated as of June 1, 2010 among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Filed herewith.

4.4.12	Form of Series 2010-1 Floating Rate Asset Backed Variable Funding Investor Notes, Class A.	Filed herewith.

4.4.13	Form of Series 2010-1 Floating Rate Asset Backed Investor Notes, Class B.	Filed herewith

4.5	Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.

4.5.1	Form of Global Note 4.00% Convertible Senior Note Due 2012.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.

4.6	Indenture dated as of September 29, 2009, by and between PHH Corporation and The Bank of New York Mellon, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.6.1	Form of Global Note 4.00% Convertible Senior Note Due 2014.	Incorporated by reference to Exhibit A of Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.7	Trust Indenture dated as of November 16, 2009, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.1	Series 2010-1 Supplemental Indenture dated as of January 27, 2010, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.2	Fleet Leasing Receivables Trust Series 2010-1 Class A-1a Asset-Backed Note.	Incorporated by reference to Schedule A-1a of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.3	Fleet Leasing Receivables Trust Series 2010-1 Class A-1b Asset-Backed Note.	Incorporated by reference to Schedule A-1b of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

Exhibit
No.	Description	Incorporation by Reference
4.7.4	Fleet Leasing Receivables Trust Series 2010-1 Class A-2a Asset-Backed Note.	Incorporated by reference to Schedule A-2a of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.5	Fleet Leasing Receivables Trust Series 2010-1 Class A-2b Asset-Backed Note.	Incorporated by reference to Schedule A-2b of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.6	Fleet Leasing Receivables Trust Series 2010-1 Class B Asset-Backed Note.	Incorporated by reference to Schedule B of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.1	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.1.1	Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

10.1.2	Third Amendment, dated as of March 27, 2008, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

Exhibit
No.	Description	Incorporation by Reference
10.1.3‡	Fourth Amendment, dated as of June 25, 2010, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein and JP Morgan Chase Bank, N.A. as a Lender and as a Administrative Agent for the lenders.	Filed herewith.

10.2	Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.

10.3‡‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.

10.4	Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.

10.4.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10.4.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.

10.4.3‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.

10.4.4	Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

10.4.5	Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.	Description	Incorporation by Reference
10.4.6‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

10.4.7	Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5‡‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.1‡‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.2‡‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.3‡‡	Equity Access® and OmegaSM Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.4‡‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.5	Letter Agreement dated August 8, 2008 by and between PHH Mortgage Corporation and Merrill Lynch Credit Corporation relating to the Servicing Rights Purchase and Sale Agreement dated January 28, 2000, as amended.	Incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10.5.6‡‡	Mortgage Loan Subservicing Agreement by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation dated as of August 8, 2008.	Incorporated by reference to Exhibit 10.70 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10.6	Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.

Exhibit
No.	Description	Incorporation by Reference
10.7	Purchase Agreement dated March 27, 2008 by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.2	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.3	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.4 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.4	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.5	Master Terms and Conditions for Convertible Debt Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.6	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.7	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.8 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.8	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.10	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.11	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.12	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report of Form 8-K filed on April 4, 2008.

Exhibit
No.	Description	Incorporation by Reference
10.8	Second Amended and Restated Master Repurchase Agreement dated as of June 18, 2010, between The Royal Bank of Scotland PLC, as Buyer, PHH Mortgage Corporation, as Seller.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2010.

10.8.1	Third Amended and Restated Guaranty dated as of June 18, 2010, made by PHH Corporation in favor of The Royal Bank of Scotland, PLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 23, 2010.

10.9‡‡‡	Purchase Agreement dated June 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

10.10‡‡	Purchase Agreement dated September 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009 filed on January 12, 2010.

10.11	Purchase Agreement dated September 23, 2009, by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit
No.	Description	Incorporation by Reference
10.11.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.11.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

10.11.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.

10.11.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.11.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.

Exhibit
No.	Description	Incorporation by Reference
10.11.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

10.12†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.

10.12.1†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.

10.12.2†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

10.12.3†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

10.12.4†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.12.5†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.12.6†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.12.7†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.12.8†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.12.9†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.12.10†	Form of PHH Corporation Amended and Restated Severance Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on January 10, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2008.

10.12.11†	PHH Corporation Change in Control Severance Agreement by and between the Company and Sandra Bell dated as of October 13, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 14, 2008.

Exhibit
No.	Description	Incorporation by Reference
10.12.12†‡‡	Form of 2009 Performance Unit Award Notice and Agreement for Certain Executive Officers, as approved by the Compensation Committee on March 25, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2009.

10.12.13†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.12.14†	Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated August 5, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2009.

10.12.15†	Amendment to the Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 16, 2009.

10.12.16†	Release by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 16, 2009.

10.12.17†	Employment Agreement dated as of October 26, 2009, between Jerome J. Selitto and PHH Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2009.

10.12.18†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.12.19†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

10.13	Trust Purchase Agreement dated January 27, 2010 between Fleet Leasing Receivables Trust, as purchaser, PHH Fleet Lease Receivables L.P., as seller, PHH Vehicle Management Services Inc., as servicer and PHH Corporation, as performance guarantor.	Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.13.1	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc., CIBC World Markets Inc., RBC Dominion Securities Inc. and Scotia Capital Inc., as agents.	Incorporated by reference to Exhibit 10.15.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

Exhibit
No.	Description	Incorporation by Reference
10.13.2‡‡	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc. and Banc of America Securities LLC, as agents.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.14	Mortgage Loan Participation Purchase and Sale Agreement dated as of July 23, 2010, between PHH Mortgage Corporation, as seller, and Bank of America, N.A., as purchaser.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 29, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡‡	Confidential treatment has been granted for certain portions of this Exhibit which was filed as Exhibit 10.79 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2009. The redacted portions of this Exhibit have been filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.