Form 10-Q/A
period 2010-06-30
PHH CORP
filed 2010-08-11
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

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

PHH CORPORATION AND SUBSIDIARIES
EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to PHH Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 consists of information from PHH Corporation’s Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”).
No other changes have been made to the Form 10-Q. This Form 10-Q/A Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update any disclosures made in the Form 10-Q.

PART II — OTHER INFORMATION
Item 6. Exhibits
     Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q/A.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHH CORPORATION
By:	/s/ Jerome J. Selitto
Jerome J. Selitto
President and Chief Executive Officer
Date: August 11, 2010

By:	/s/ Sandra E. Bell
Sandra E. Bell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: August 11, 2010

EXHIBIT INDEX

Exhibit
No.	Description	Incorporation by Reference
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2	Articles Supplementary.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.3	Articles of Amendment to the Charter of PHH Corporation effective as of June 12, 2009.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2009.

3.4	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 2, 2009.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Amended and Restated Articles of Incorporation, as amended, and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibit 3.1 to our Current Reports on Form 8-K filed on February 1, 2005, March 27, 2008, June 16, 2009 and April 2, 2009, respectively.

4.3	Indenture dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.3.1	Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.3.2	Supplemental Indenture No. 2 dated as of January 30, 2001 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 8, 2001.

4.3.3	Supplemental Indenture No. 3 dated as of May 30, 2002 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

Exhibit
No.	Description	Incorporation by Reference
4.3.4	Supplemental Indenture No. 4 dated as of August 31, 2006 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

4.3.5	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 9, 2008.

4.3.6	Form of 7.125% Note due 2013.	Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on February 24, 2003.

4.4‡‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.4.1	Series 2009-1 Indenture Supplement, dated as of June 9, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.5.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

4.4.2	Series 2009-2 Indenture Supplement, dated as of September 11, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2009.

4.4.3	Series 2009-3 Indenture Supplement, dated as of November 18, 2009, among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.4	Form of Series 2009-3 Class A Investor Note	Incorporated by reference to Exhibit 4.4.4 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.5	Form of Series 2009-3 Class B Investor Note	Incorporated by reference to Exhibit 4.4.5 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.6	Form of Series 2009-3 Class C Investor Note	Incorporated by reference to Exhibit 4.4.6 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.7	Series 2009-4 Indenture Supplement, dated as of December 18, 2009 among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.7 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.8	Form of Series 2009-4 Class A Investor Note	Incorporated by reference to Exhibit 4.4.8 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

Exhibit
No.	Description	Incorporation by Reference
4.4.9	Form of Series 2009-4 Class B Investor Note	Incorporated by reference to Exhibit 4.4.9 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.10	Form of Series 2009-4 Class C Investor Note	Incorporated by reference to Exhibit 4.4.10 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.11	Series 2010-1 Indenture Supplement, dated as of June 1, 2010 among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.11 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.12	Form of Series 2010-1 Floating Rate Asset Backed Variable Funding Investor Notes, Class A.	Incorporated by reference to Exhibit 4.4.12 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.13	Form of Series 2010-1 Floating Rate Asset Backed Investor Notes, Class B.	Incorporated by reference to Exhibit 4.4.13 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.5	Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.

4.5.1	Form of Global Note 4.00% Convertible Senior Note Due 2012.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.

4.6	Indenture dated as of September 29, 2009, by and between PHH Corporation and The Bank of New York Mellon, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.6.1	Form of Global Note 4.00% Convertible Senior Note Due 2014.	Incorporated by reference to Exhibit A of Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.7	Trust Indenture dated as of November 16, 2009, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.1	Series 2010-1 Supplemental Indenture dated as of January 27, 2010, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.2	Fleet Leasing Receivables Trust Series 2010-1 Class A-1a Asset-Backed Note.	Incorporated by reference to Schedule A-1a of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

Exhibit
No.	Description	Incorporation by Reference
4.7.3	Fleet Leasing Receivables Trust Series 2010-1 Class A-1b Asset-Backed Note.	Incorporated by reference to Schedule A-1b of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.4	Fleet Leasing Receivables Trust Series 2010-1 Class A-2a Asset-Backed Note.	Incorporated by reference to Schedule A-2a of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.5	Fleet Leasing Receivables Trust Series 2010-1 Class A-2b Asset-Backed Note.	Incorporated by reference to Schedule A-2b of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.6	Fleet Leasing Receivables Trust Series 2010-1 Class B Asset-Backed Note.	Incorporated by reference to Schedule B of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.1	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.1.1	Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

10.1.2	Third Amendment, dated as of March 27, 2008, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

Exhibit
No.	Description	Incorporation by Reference
10.1.3‡	Fourth Amendment, dated as of June 25, 2010, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein and JP Morgan Chase Bank, N.A. as a Lender and as a Administrative Agent for the lenders.	Incorporated by reference to Exhibit 10.1.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

10.2	Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.

10.3‡‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.

10.4	Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.

10.4.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10.4.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.

10.4.3‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.

10.4.4	Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.	Description	Incorporation by Reference
10.4.5	Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.

10.4.6‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

10.4.7	Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5‡‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.1‡‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.2‡‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.3‡‡	Equity Access® and OmegaSM Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.4‡‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.5.5	Letter Agreement dated August 8, 2008 by and between PHH Mortgage Corporation and Merrill Lynch Credit Corporation relating to the Servicing Rights Purchase and Sale Agreement dated January 28, 2000, as amended.	Incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

Exhibit
No.	Description	Incorporation by Reference
10.5.6‡‡	Mortgage Loan Subservicing Agreement by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation dated as of August 8, 2008.	Incorporated by reference to Exhibit 10.70 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10.6	Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.

10.7	Purchase Agreement dated March 27, 2008 by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.2	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.3	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.4 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.4	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.5	Master Terms and Conditions for Convertible Debt Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.6	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.7	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.8 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.8	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report of Form 8-K filed on April 4, 2008.

Exhibit
No.	Description	Incorporation by Reference
10.7.10	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.11	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report of Form 8-K filed on April 4, 2008.

10.7.12	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report of Form 8-K filed on April 4, 2008.

10.8	Second Amended and Restated Master Repurchase Agreement dated as of June 18, 2010, between The Royal Bank of Scotland PLC, as Buyer, PHH Mortgage Corporation, as Seller.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2010.

10.8.1	Third Amended and Restated Guaranty dated as of June 18, 2010, made by PHH Corporation in favor of The Royal Bank of Scotland, PLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 23, 2010.

10.9‡‡‡	Purchase Agreement dated June 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

10.10‡‡	Purchase Agreement dated September 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009 filed on January 12, 2010.

10.11	Purchase Agreement dated September 23, 2009, by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit
No.	Description	Incorporation by Reference
10.11.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.11.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.11.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

10.11.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.

Exhibit
No.	Description	Incorporation by Reference
10.11.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.11.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.

10.11.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

10.12†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.

10.12.1†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.

10.12.2†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

10.12.3†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

10.12.4†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.12.5†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.12.6†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.12.7†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.12.8†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

Exhibit
No.	Description	Incorporation by Reference
10.12.9†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.12.10†	Form of PHH Corporation Amended and Restated Severance Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on January 10, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2008.

10.12.11†	PHH Corporation Change in Control Severance Agreement by and between the Company and Sandra Bell dated as of October 13, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 14, 2008.

10.12.12†‡‡	Form of 2009 Performance Unit Award Notice and Agreement for Certain Executive Officers, as approved by the Compensation Committee on March 25, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2009.

10.12.13†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.12.14†	Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated August 5, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2009.

10.12.15†	Amendment to the Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 16, 2009.

10.12.16†	Release by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 16, 2009.

10.12.17†	Employment Agreement dated as of October 26, 2009, between Jerome J. Selitto and PHH Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2009.

10.12.18†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.12.19†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

10.13	Trust Purchase Agreement dated January 27, 2010 between Fleet Leasing Receivables Trust, as purchaser, PHH Fleet Lease Receivables L.P., as seller, PHH Vehicle Management Services Inc., as servicer and PHH Corporation, as performance guarantor.	Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

Exhibit
No.	Description	Incorporation by Reference
10.13.1	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc., CIBC World Markets Inc., RBC Dominion Securities Inc. and Scotia Capital Inc., as agents.	Incorporated by reference to Exhibit 10.15.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.13.2‡‡	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc. and Banc of America Securities LLC, as agents.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.14	Mortgage Loan Participation Purchase and Sale Agreement dated as of July 23, 2010, between PHH Mortgage Corporation, as seller, and Bank of America, N.A., as purchaser.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 29, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to Exhibit 31.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to Exhibit 31.2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to Exhibit 32.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to Exhibit 32.2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡‡	Confidential treatment has been granted for certain portions of this Exhibit which was filed as Exhibit 10.79 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2009. The redacted portions of this Exhibit have been filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.