Form 10-Q
period 2010-09-30
PHH CORP
filed 2010-11-03
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☑
     As of October 21, 2010, 55,529,178 shares of PHH Common stock were outstanding.

Item	Description	Page
	Cautionary Note Regarding Forward-Looking Statements	2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Balance Sheets	5
	Condensed Consolidated Statement of Changes in Equity	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	82
Item 4.	Controls and Procedures	87

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	88
Item 1A.	Risk Factors	88
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	100
Item 3.	Defaults Upon Senior Securities	100
Item 4.	(Removed and Reserved)	100
Item 5.	Other Information	100
Item 6.	Exhibits	100

	Signatures	101
	Exhibit Index	102
EX-4.7.7
EX-4.7.8
EX-4.7.9
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

     Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (this “Form 10-Q”) that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on forward-looking statements.
     Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-Q include, but are not limited to, statements concerning the following: (i) our expectations regarding the impact of the adoption of recently issued accounting pronouncements on our financial statements; (ii) our belief that we would have various periods to cure an event of default if one or more notices of default were to be given by our lenders or trustees under certain of our financing agreements; (iii) our continued belief that the amount of securities held in trust related to our potential obligation from our reinsurance agreements will be significantly higher than claims expected to be paid; (iv) our belief that our private label services agreements with Merrill Lynch Credit Corporation will be renewed consistent with applicable contract terms; (v) our belief that we will not initiate a foreclosure moratorium; (vi) our belief that the Homeowner Affordability and Stability Plan programs had a favorable impact on mortgage industry originations which may continue during the remainder of 2010; (vii) our expectations regarding origination volumes, including purchase originations, and loan margins in the mortgage industry; (viii) our belief that the Homeowner Affordability and Stability Plan’s loan modification program provides additional opportunities for our Mortgage Servicing segment and could reduce our exposure to future foreclosure-related losses; (ix) our belief that our sources of liquidity are adequate to fund operations for the next 12 months; (x) our expected capital expenditures for 2010; (xi) our expectation that LIBOR and commercial paper, long-term U.S. Department of the Treasury and mortgage interest rates will remain our primary benchmark for market risk for the foreseeable future; and (xii) our expectation that we will continue to focus the types of mortgage loans that we originate in accordance with secondary market liquidity.
     The factors and assumptions discussed below and the risks factors described in “Item 1A. Risk Factors” in this Form 10-Q could cause actual results to differ materially from those expressed in such forward-looking statements:
▪	the effects of continued market volatility or continued economic decline on the availability and cost of our financing arrangements, the value of our assets;
▪	the effects of a continued decline in the volume or value of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;
▪	the effects of changes in current interest rates on our business and our financing costs;
▪	our decisions regarding the use of derivatives related to mortgage servicing rights, if any, and the resulting potential volatility of the results of operations of our Mortgage Servicing segment;
▪	the effects of increases in our actual and projected repurchases of, indemnification given in respect of, or related losses associated with, sold mortgage loans for which we have provided representations and warranties or other contractual recourse to purchasers and insurers of such loans, including increases in our loss severity and reserves associated with such loans;
▪	the effects of reinsurance claims in excess of projected levels and in excess of reinsurance premiums we are entitled to receive or amounts currently held in trust to pay such claims;

▪	the effects of any significant adverse changes in the underwriting criteria of government-sponsored entities, including Fannie Mae and Freddie Mac, including any changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act;
▪	the effects of any inquiries and investigations of foreclosure procedures by attorney generals of certain states and the U.S. Department of Justice;
▪	the ability to maintain our status as a government sponsored entity-approved servicer, including the ability to continue to comply with the respective selling and servicing guides, including any changes caused by the Dodd-Frank Act;
▪	changes in laws and regulations, including changes in mortgage- and real estate-related laws and regulations (including changes caused by the Dodd-Frank Act) and state, federal and foreign tax laws and accounting standards;
▪	the effects of the insolvency of any of the counterparties to our significant customer contracts or financing arrangements or the inability or unwillingness of such counterparties to perform their respective obligations under, or to renew on terms favorable to us, such contracts, or our ability to continue to comply with the terms of our significant customer contracts, including service level agreements;
▪	the effects of competition in our existing and potential future lines of business, including the impact of consolidation within the industries in which we operate and competitors with greater financial resources and broader product lines;
▪	the ability to obtain financing (including refinancing existing indebtedness) on acceptable terms, if at all, to finance our operations or growth strategy, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness;
▪	the ability to maintain our relationships with our existing clients and to establish relationships with new clients;
▪	a deterioration in the performance of assets held as collateral for secured borrowings;
▪	the impact of the failure to maintain our credit ratings;
▪	any failure to comply with covenants under our financing arrangements;
▪	the effects of the consolidation of financial institutions and the related impact on the availability of credit; and
▪	the impact of actions taken or to be taken by the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System on the credit markets and the U.S. economy.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues
Mortgage fees	$75	$69	$193	$216
Fleet management fees	38	37	116	112

Net fee income	113	106	309	328

Fleet lease income	342	363	1,030	1,087

Gain on mortgage loans, net	265	115	509	450

Mortgage interest income	29	20	69	70
Mortgage interest expense	(47)	(36)	(126)	(109)

Mortgage net finance expense	(18)	(16)	(57)	(39)

Loan servicing income	105	109	303	309
Change in fair value of mortgage servicing rights	(254)	(186)	(626)	(294)

Net loan servicing (loss) income	(149)	(77)	(323)	15

Other income	19	16	52	21

Net revenues	572	507	1,520	1,862

Expenses
Salaries and related expenses	127	114	360	357
Occupancy and other office expenses	16	16	45	43
Depreciation on operating leases	307	315	921	962
Fleet interest expense	24	21	72	72
Other depreciation and amortization	6	7	17	20
Other operating expenses	94	114	303	297

Total expenses	574	587	1,718	1,751

(Loss) income before income taxes	(2)	(80)	(198)	111
(Benefit from) provision for income taxes	(9)	(32)	(87)	43

Net income (loss)	7	(48)	(111)	68
Less: net income attributable to noncontrolling interest	15	4	22	12

Net (loss) income attributable to PHH Corporation	$(8)	$(52)	$(133)	$56

Basic (loss) earnings per share attributable to PHH Corporation	$(0.14)	$(0.94)	$(2.39)	$1.03

Diluted (loss) earnings per share attributable to PHH Corporation	$(0.14)	$(0.94)	$(2.39)	$1.02

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$259	$150
Restricted cash, cash equivalents and investments (including $274 of available-for-sale securities at fair value as of September 30, 2010)	509	596
Mortgage loans held for sale	2,703	1,218
Accounts receivable, net	551	469
Net investment in fleet leases	3,524	3,610
Mortgage servicing rights	1,083	1,413
Property, plant and equipment, net	44	49
Goodwill	25	25
Other assets	764	593

Total assets (1)	$9,462	$8,123

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$557	$495
Debt	6,579	5,160
Deferred income taxes	606	702
Other liabilities	315	262

Total liabilities (2)	8,057	6,619

Commitments and contingencies (Note 11)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 55,501,361 shares issued and outstanding at September 30, 2010; 54,774,639 shares issued and outstanding at December 31, 2009	1	1
Additional paid-in capital	1,066	1,056
Retained earnings	284	416
Accumulated other comprehensive income	25	19

Total PHH Corporation stockholders’ equity	1,376	1,492
Noncontrolling interest	29	12

Total equity	1,405	1,504

Total liabilities and equity	$9,462	$8,123

(1)	Our Condensed Consolidated Balance Sheet at September 30, 2010 includes the following assets of variable interest entities which can be used only to settle their obligations: Cash and cash equivalents, $51; Restricted cash, cash equivalents and investments, $207; Mortgage loans held for sale, $465; Accounts receivable, net, $58; Net investment in fleet leases, $3,305; Property, plant, and equipment, net, $1; Other assets, $105; and Total assets, $4,192.

(2)	Our Condensed Consolidated Balance Sheet at September 30, 2010 includes the following liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and Subsidiaries: Accounts payable and accrued expenses, $51; Debt, $3,375; Other liabilities, $8; and Total liabilities, $3,434.
See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Nine Months Ended September 30, 2010
(Unaudited)
(In millions, except share data)

	PHH Corporation Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance at December 31, 2009	54,774,639	$1	$1,056	$416	$19	$12	$1,504
Net (loss) income	—	—	—	(133)	—	22	(111)
Adjustments to distributions of assets and liabilities to Cendant (now known as Avis Budget Group, Inc.) related to the Spin-Off	—	—	—	1	—	—	1
Other comprehensive income, net of income taxes of $1	—	—	—	—	6	—	6
Stock compensation expense	—	—	7	—	—	—	7
Stock options exercised, including excess tax benefit of $0	376,051	—	7	—	—	—	7
Restricted stock award vesting, net of excess tax benefit of $0	350,671	—	(4)	—	—	—	(4)
Distributions to noncontrolling interest	—	—	—	—	—	(5)	(5)

Balance at September 30, 2010	55,501,361	$1	$1,066	$284	$25	$29	$1,405

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months
	Ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(111)	$68
Adjustments to reconcile Net (loss) income to net cash (used in) provided by operating activities:
Capitalization of originated mortgage servicing rights	(296)	(384)
Net unrealized loss on mortgage servicing rights	626	294
Vehicle depreciation	921	962
Other depreciation and amortization	17	20
Origination of mortgage loans held for sale	(23,724)	(23,056)
Proceeds on sale of and payments from mortgage loans held for sale	22,639	23,208
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(491)	(443)
Deferred income tax (benefit) provision	(97)	37
Other adjustments and changes in other assets and liabilities, net	67	172

Net cash (used in) provided by operating activities	(449)	878

Cash flows from investing activities:
Investment in vehicles	(1,112)	(741)
Proceeds on sale of investment vehicles	268	309
Proceeds on sale of mortgage servicing rights	6	1
Purchases of property, plant and equipment	(10)	(8)
Purchases of restricted investments	(350)	—
Proceeds from restricted investments	78	—
Decrease (increase) in Restricted cash and cash equivalents	362	(27)
Other, net	10	5

Net cash used in investing activities	(748)	(461)

Cash flows from financing activities:
Proceeds from borrowings	39,552	35,116
Principal payments on borrowings	(38,202)	(35,378)
Issuances of Company Common stock	7	—
Proceeds from sale of Sold Warrants	—	35
Cash paid for Purchased Options	—	(66)
Cash paid for debt issuance costs	(44)	(51)
Other, net	(5)	(9)

Net cash provided by (used in) financing activities	1,308	(353)

Effect of changes in exchange rates on Cash and cash equivalents	(2)	(33)

Net increase in Cash and cash equivalents	109	31
Cash and cash equivalents at beginning of period	150	109

Cash and cash equivalents at end of period	$259	$140

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
     The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries are consolidated within PHH’s Condensed Consolidated Financial Statements and Realogy Corporation’s ownership interest is presented as a noncontrolling interest.
     The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, which is commonly referred to as GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, those related to the valuation of mortgage servicing rights, mortgage loans held for sale, other financial instruments and goodwill and the determination of certain income tax assets and liabilities and associated valuation allowances. Actual results could differ from those estimates.
Changes in Accounting Policies
     Transfers of Financial Assets. In June 2009, the Financial Accounting Standards Board updated Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” to eliminate the concept of a qualifying special-purpose entity, modify the criteria for applying sale accounting to transfers of financial assets or portions of financial assets, differentiate between the initial measurement of an interest held in connection with the transfer of an entire financial asset recognized as a sale and participating interests recognized as a sale and remove the provision allowing classification of interests received in a guaranteed mortgage securitization transaction that does not qualify as a sale as available-for-sale or trading securities. The updates to ASC 860 clarify (i) that an entity must consider all arrangements or agreements made contemporaneously or in contemplation of a transfer, (ii) the isolation analysis related to the transferor and its consolidated subsidiaries and (iii) the principle of effective control over the transferred financial asset. The updates also enhance financial statement disclosures. Revised recognition and measurement provisions are to be applied to transfers occurring on or after the effective date and

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the disclosure provisions are to be applied to transfers that occurred both before and after the effective date. The Company adopted the updates to this standard effective January 1, 2010. Except for the elimination of qualifying special-purpose entities addressed in the updates to ASC 810, “Consolidation” below, the adoption of the updates to ASC 860 did not impact the Condensed Consolidated Financial Statements.
     Consolidation of Variable Interest Entities. In June 2009, the FASB updated Consolidation guidance in ASC 810 to modify certain characteristics that identify a variable interest entity (“VIE”), revise the criteria for determining the primary beneficiary of a VIE, add an additional reconsideration event to determining whether an entity is a VIE, eliminating troubled debt restructurings as an excluded reconsideration event and enhance disclosures regarding involvement with a VIE. Additionally, with the elimination of the concept of qualifying special-purpose entities (“QSPEs”) in the updates to ASC 860, entities previously considered QSPEs are now within the scope of ASC 810. Entities required to consolidate or deconsolidate a VIE will recognize a cumulative effect in retained earnings for any difference in the carrying amount of the interest recognized. The Company adopted the updates to ASC 810 effective January 1, 2010. As a result of the adoption of updates to ASC 810, assets of consolidated VIEs that can be used only to settle the obligations of the VIE and liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company are presented separately on the face of the Condensed Consolidated Balance Sheets. As a result of the updates to ASC 860 eliminating the concept of QSPEs, the Company was required to consolidate a mortgage loan securitization trust that previously met the QSPE scope exception. Upon consolidation, the Company elected the fair value option of measuring the assets and liabilities of the mortgage loan securitization trust at fair value under ASC 825, “Financial Instruments.” See Note 13, “Fair Value Measurements” for the transition adjustment related to the adoption of the updates to ASC 810 and ASC 860, which had no impact on Retained earnings, and Note 14, “Variable Interest Entities” for further discussion.
     Fair Value Measurements. In January 2010, the FASB updated ASC 820, “Fair Value Measurements and Disclosures” to add disclosures for transfers in and out of level one and level two of the valuation hierarchy and to present separately information about purchases, sales, issuances and settlements in the reconciliation for assets and liabilities classified within level three of the valuation hierarchy. The updates to this standard also clarify existing disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company adopted the disclosure provisions of the updates to ASC 820 for transfers in and out of level one and level two, level of disaggregation and inputs and valuation techniques used to measure fair value effective January 1, 2010. The additional disclosures resulting from the adoption of the updates to ASC 820 are included in Note 13, “Fair Value Measurements”. Certain other disclosures about the activity in the reconciliation of level three activity are effective for fiscal years and interim periods beginning after December 15, 2010, which will enhance the disclosure requirements and will not impact the Company’s financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
     Revenue Recognition. In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple Deliverable Arrangements”, an update to ASC 605, “Revenue Recognition”. This update amends ASC 605 for how to determine whether an arrangement involving multiple deliverables (i) contains more than one unit of accounting and (ii) how the arrangement consideration should be (a) measured and (b) allocated to the separate units of accounting. ASU No. 2009-13 is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2009-13.
     Loan Modifications. In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset”, an update to ASC 310, “Receivables”. This update amends ASC 310 for modifications of loans that are accounted for within a pool, such that these modifications do not result in the removal of loans from the pool even if the modifications would be considered a

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
troubled debt restructuring. This update is effective for modifications of loans within pools under ASC 310 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of ASU 2010-18 did not impact the Condensed Consolidated Financial Statements.
     Financing Receivables. In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” an update to ASC 310. This update enhances the disclosure requirements of ASC 310 regarding the credit quality of financing receivables and the allowance for credit losses and requires entities to provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. In addition, ASU No. 2010-20 requires disclosure of credit quality indicators, past due information, and modifications of its financing receivables. For public entities, the end of period disclosure requirements of ASU No. 2010-20 are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. ASU No. 2010-20 will enhance the disclosure requirements for financing receivables and credit losses, but will not impact the Company’s financial position, results of operations or cash flows.
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
     For the three and nine months ended September 30, 2010, the weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes: (i) approximately 2.7 million outstanding stock-based compensation awards as their inclusion would be anti-dilutive; (ii) the assumed conversion of the 2012 Convertible Notes and related purchased options and sold warrants as their inclusion would be anti-dilutive; (iii) sold warrants related to the Company’s 2014 Convertible Notes as their inclusion would be anti-dilutive; and (iv) the 2014 Convertible Notes and related purchased options as they are currently to be settled only in cash. The Convertible Notes are further discussed in Note 9, “Debt and Borrowing Arrangements.”
     For the three and nine months ended September 30, 2009, the weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes: (i) approximately 4.1 million and 1.3 million, respectively, of outstanding stock-based compensation awards, and (ii) the assumed conversion of the 2012 Convertible Notes and related purchased options and sold warrants as their inclusion would be anti-dilutive.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table summarizes the basic and diluted (loss) earnings per share attributable to PHH Corporation calculations for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In millions, except share and per share data)
Net (loss) income attributable to PHH Corporation	$(8)	$(52)	$(133)	$56

Weighted-average common shares outstanding — basic	55,620,844	54,744,366	55,403,556	54,542,681
Effect of potentially dilutive securities:
Stock options	—	—	—	59,500
Restricted stock units	—	—	—	491,151

Weighted-average common shares outstanding — diluted	55,620,844	54,744,366	55,403,556	55,093,332

Basic (loss) earnings per share attributable to PHH Corporation	$(0.14)	$(0.94)	$(2.39)	$1.03

Diluted (loss) earnings per share attributable to PHH Corporation	$(0.14)	$(0.94)	$(2.39)	$1.02

3. Restricted Cash, Cash Equivalents and Investments
     Restricted cash, cash equivalents and investments primarily relates to (i) amounts specifically designated to purchase assets, repay debt and/or provide over-collateralization within asset-backed debt arrangements, (ii) funds collected and held for pending mortgage closings and (iii) accounts held in trust for the capital fund requirements of and potential claims related to the Company’s wholly owned mortgage reinsurance subsidiary, Atrium Reinsurance Corporation. Restricted cash and cash equivalents includes marketable securities with original maturities of three months or less.
     During the three and nine months ended September 30, 2010, the Company invested in certain debt securities using the restricted cash within Atrium, as permitted under its reinsurance agreements. These investments remain in trust for capital fund requirements and potential reinsurance losses.
     The following tables summarize certain information regarding Restricted cash, cash equivalents and investment balances:

	September 30,	December 31,
	2010	2009
	(In millions)
Restricted cash and cash equivalents	$235	$596
Restricted investments, at fair value	274	—

Restricted cash, cash equivalents and investments	$509	$596

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30, 2010
					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
	(In millions)
Restricted investments classified as available-for-sale:
Corporate securities	$68	$69	$1	$—	33 mos.
Agency securities (1)	143	144	1	—	25 mos.
Government securities	60	61	1	—	30 mos.

Total available-for-sale securities	$271	$274	$3	$—	28 mos.

(1)	Represents bonds and notes issued by various agencies including, but not limited to, Fannie Mae, Freddie Mac and Federal Home Loan Banks.
     Restricted investments are recorded at fair value and classified as available-for-sale. During both the three and nine months ended September 30, 2010, the amount of realized gains and losses from the sale of available-for-sale securities was not significant. There were no available-for-sale securities outstanding during the nine months ended September 30, 2009.
4. Mortgage Servicing Rights
     The activity in the loan servicing portfolio associated with the capitalized mortgage servicing rights (“MSRs”) consisted of:

	Nine Months
	Ended September 30,
	2010	2009
	(In millions)
Unpaid principal balance of loans included in the capitalized servicing portfolio:
Balance, beginning of period	$127,700	$129,078
Additions	21,246	21,379
Payoffs, sales and curtailments	(17,037)	(23,417)

Balance, end of period	$131,909	$127,040

     The activity in capitalized MSRs consisted of:

	Nine Months
	Ended September 30,
	2010	2009
	(In millions)
Mortgage Servicing Rights:
Balance, beginning of period	$1,413	$1,282
Additions	296	385
Changes in fair value due to:
Realization of expected cash flows	(173)	(309)
Changes in market inputs or assumptions used in the valuation model	(453)	15
Sales	—	(6)

Balance, end of period	$1,083	$1,367

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	September 30,
	2010	2009
Weighted-average prepayment speed (CPR)	18%	16%
Option adjusted spread, in basis points (“bps”)	767	596
Volatility	31%	32%
     The following table summarizes the effect on fair value from adverse changes in the significant assumptions used in estimating the fair value of MSRs:

	September 30, 2010
	Weighted-
	Average	Option
	Prepayment	Adjusted
	Speed	Spread	Volatility
	(In millions)
Impact on fair value of 10% adverse change	$(84)	$(39)	$(10)
Impact on fair value of 20% adverse change	(160)	(74)	(19)
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
     The value of MSRs is driven by the net positive cash flows associated with the Company’s servicing activities. These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue. Contractually specified servicing fees, late fees and other ancillary servicing revenue were recorded within Loan servicing income in the Condensed Consolidated Statements of Operations as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
		(In millions)
Net service fee revenue	$100	$104	$296	$316
Late fees	5	5	15	14
Other ancillary servicing revenue	12	12	30	28
     As of September 30, 2010, the MSRs had a weighted-average life of approximately 4.2 years. Approximately 70% of the MSRs associated with the loan servicing portfolio as of September 30, 2010 were restricted from sale without prior approval from private-label clients or investors.
     The following summarizes certain information regarding the initial and ending capitalization rates of the MSRs:

	Nine Months
	Ended September 30,
	2010	2009
Initial capitalization rate of additions to MSRs	1.39%	1.80%
Weighted-average servicing fee of additions to MSRs (in bps)	30	34

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30,
	2010	2009
Capitalized servicing rate	0.82%	1.08%
Capitalized servicing multiple	2.7	3.3
Weighted-average servicing fee (in bps)	30	33
5. Loan Servicing Portfolio
     The following tables summarize certain information regarding the mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.
Portfolio Activity

	Nine Months
	Ended September 30,
	2010	2009
	(In millions)
Unpaid principal balance of loans included in the total servicing portfolio:
Balance, beginning of period	$151,481	$149,750
Additions	27,779	25,799
Payoffs, sales and curtailments	(19,849)	(25,815)

Balance, end of period	$159,411	$149,734

Portfolio Composition

	September 30,
	2010	2009
	(In millions)
Owned servicing portfolio	$135,374	$128,846
Subserviced portfolio	24,037	20,888

Total servicing portfolio	$159,411	$149,734

Fixed rate	$111,047	$99,672
Adjustable rate	48,364	50,062

Total servicing portfolio	$159,411	$149,734

Conventional loans	$132,393	$129,915
Government loans	20,179	13,125
Home equity lines of credit	6,839	6,694

Total servicing portfolio	$159,411	$149,734

Weighted-average interest rate	5.1%	5.4%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Portfolio Delinquency(1)

	September 30,
	2010		2009
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance
30 days	2.42%	2.11%	2.57%	2.28%
60 days	0.66%	0.63%	0.82%	0.79%
90 or more days	1.31%	1.37%	1.39%	1.47%

Total delinquency	4.39%	4.11%	4.78%	4.54%

Foreclosure/real estate owned/bankruptcies (2)	3.00%	3.02%	2.65%	2.72%

(1)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)	As of September 30, 2010 and 2009, there were 18,250 and 14,787 of loans in foreclosure with unpaid principal balances of $3.3 billion and $2.6 billion, respectively.
     As of September 30, 2010 and December 31, 2009, outstanding servicing advance receivables of $155 million and $141 million, respectively, were included in Accounts receivable, net in the Condensed Consolidated Balance Sheets.
6. Mortgage Loan Sales
     The Company sells its residential mortgage loans through one of the following methods: (i) sales to Fannie Mae and Freddie Mac and loan sales to other investors guaranteed by the Government National Mortgage Association (collectively, Government-Sponsored entities or “GSEs”), or (ii) sales to private investors, or sponsored securitizations through the Company’s wholly owned subsidiary, PHH Mortgage Capital, LLC, which maintains securities issuing capacity through a public registration statement. During the nine months ended September 30, 2010, 96% of the Company’s mortgage loan sales were to the GSEs and the remaining 4% were sold to private investors. The Company did not execute any sales or securitizations through PHH Mortgage Capital, LLC during the nine months ended September 30, 2010 or 2009. During the nine months ended September 30, 2010, the Company retained mortgage servicing rights on approximately 97% of mortgage loans sold. The Company did not retain interests other than mortgage servicing rights from loan sales or securitizations that occurred during the nine months ended September 30, 2010 or 2009.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement.

	Nine Months Ended
	September 30,
	2010	2009
	(In millions)
Proceeds from new loan sales or securitizations	$21,802	$21,515
Servicing fees received (1)	296	316
Other cash flows received on retained interests (2)	1	4
Purchases of delinquent or foreclosed loans (3)	(75)	(81)
Servicing advances	(1,179)	(767)
Repayment of servicing advances	1,151	757

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Represents cash flows received on retained interests other than servicing fees.

(3)	Excludes indemnification payments to investors and insurers of the related mortgage loans.
     During the three and nine months ended September 30, 2010, pre-tax gains of $146 million and $344 million, respectively, were recognized related to the sale or securitization of residential mortgage loans in Gain on mortgage loans, net in the Condensed Consolidated Statement of Operations.
     During the three and nine months ended September 30, 2009, pre-tax gains of $82 million and $435 million, respectively, were recognized related to the sale or securitization of residential mortgage loans in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.
7. Derivatives and Risk Management Activities
     The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Department of the Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. The Company also has exposure to LIBOR due to the impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in lease assets. From time to time various financial instruments are used to manage and reduce this risk, including swap contracts, forward delivery commitments on mortgage-backed securities or whole loans, futures and options contracts.
     The Company also has exposure to foreign exchange risk. Fleet Leasing Receivables Trust, the Company’s Canadian special purpose trust, issued certain Asset-backed notes denominated in U.S. dollars, to finance a fixed pool of eligible lease assets in Canada. The lease cash flows used to repay the principal amount outstanding under the notes are denominated in Canadian dollars. As such, the Company is subject to foreign exchange risk associated with Canadian dollar denominated lease assets collateralizing U.S. dollar denominated borrowings, and the Company has entered into currency swap agreements to manage such risk.
     The Company did not have any derivative instruments designated as hedging instruments as of or during the nine months ended September 30, 2010 or 2009.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following tables summarize amounts recorded in the Condensed Consolidated Balance Sheets for derivative instruments not designated as hedging instruments:

	September 30, 2010
	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Fair	Notional	Sheet	Fair	Notional
	Presentation	Value	Amount	Presentation	Value	Amount
	(In millions)
Interest rate lock commitments (“IRLCs”)	Other assets	$224	$10,440	Other liabilities	$10	$130

Option contracts related to interest rate and price risk for Mortgage Loans Held for Sale (“MLHS”) and IRLCs	Other assets	2	1,643	N/A	—	—

Forward delivery commitments not subject to master netting arrangements:
Related to interest rate and price risk for MLHS and IRLCs	Other assets	23	2,587	Other liabilities	25	3,923

Forward delivery commitments subject to master netting arrangements(1):
Related to interest rate and price risk for MLHS and IRLCs	Other assets	6	1,437	Other assets	23	4,070
Related to interest rate and price risk for MLHS and IRLCs	Other liabilities	24	4,186	Other liabilities	50	9,141

Contracts related to interest rate risk for variable-rate debt arrangements and fixed-rate leases	Other assets	2	660	Other liabilities	—	12

Derivative instruments related to the issuance of the 2014 Convertible Notes(2)	Other assets	48	—	Other liabilities	48	—

Foreign exchange contracts	Other assets	—	49	Other liabilities	—	13

Total derivative instruments		329			156

Impact of master netting arrangements(1)		(47)			(47)
Cash collateral		21			(23)

Net fair value of derivative instruments		$303			$86

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2009
	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Fair	Notional	Sheet	Fair	Notional
	Presentation	Value	Amount	Presentation	Value	Amount
	(In millions)
IRLCs	Other assets	$31	$3,507	Other liabilities	$5	$934

Forward delivery commitments not subject to master netting arrangements:
Related to interest rate and price risk for MLHS and IRLCs	Other assets	44	3,121	Other liabilities	9	855

Forward delivery commitments subject to master netting arrangements(1):
Related to interest rate and price risk for MLHS and IRLCs	Other assets	34	2,415	Other assets	4	483

Contracts related to interest rate risk for variable-rate debt arrangements and fixed-rate leases	Other assets	8	911	N/A	—	—

Derivative instruments related to the issuance of the 2014 Convertible Notes(2)	Other assets	37	—	Other liabilities	37	—
Foreign exchange contracts	N/A	—	—	Other liabilities	2	285

Total derivative instruments		154			57

Impact of master netting arrangements(1)		(4)			(4)
Cash collateral		(6)			(1)

Net fair value of derivative instruments		$144			$52

(1)	Represents derivative instruments that are executed with the same counterparties and subject to master netting arrangements between the Company and its counterparties.

(2)	The notional amount of the derivative instruments related to the issuance of the 2014 Convertible Notes represents 9.6881 million shares of Common stock as of both September 30, 2010 and December 31, 2009.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments not designated as hedging instruments:

	Statements of	Three Months		Nine Months Ended
	Operations Presentation	Ended September 30,		September 30,
		2010	2009	2010	2009
		(In millions)
IRLCs	Gain on mortgage loans, net	$508	$209	$1,089	$486
Option contracts related to interest rate and price risk for MLHS and IRLCs	Gain on mortgage loans, net	(12)	—	(24)	—
Forward delivery commitments related to interest rate and price risk for MLHS and IRLCs	Gain on mortgage loans, net	(130)	(13)	(376)	(50)
Contracts related to interest rate risk for variable-rate debt arrangements and fixed-rate leases	Fleet interest expense	(2)	(2)	(8)	(3)
Foreign exchange contracts	Fleet interest expense	(14)	(24)	(9)	(39)

Total derivative instruments		$350	$170	$672	$394

8. Vehicle Leasing Activities
     The components of Net investment in fleet leases were as follows:

	September 30,	December 31,
	2010	2009
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$7,566	$7,446
Vehicles under closed-end operating leases	222	263

Vehicles under operating leases	7,788	7,709
Less: Accumulated depreciation	(4,543)	(4,382)

Net investment in operating leases	3,245	3,327

Direct Financing Leases:
Lease payments receivable	118	121
Less: Unearned income	(3)	(4)

Net investment in direct financing leases	115	117

Off-Lease Vehicles:
Vehicles not yet subject to a lease	161	164
Vehicles held for sale	8	9
Less: Accumulated depreciation	(5)	(7)

Net investment in off-lease vehicles	164	166

Net investment in fleet leases	$3,524	$3,610

	September 30,	December 31,
	2010	2009
Vehicles under open-end leases	96%	95%
Vehicles under closed-end leases	4%	5%

Vehicles under variable-rate leases	78%	76%
Vehicles under fixed-rate leases	22%	24%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9. Debt and Borrowing Arrangements
     The following tables summarize the components of indebtedness:

September 30, 2010
							Assets Held as Collateral(1)
									Mortgage	Net
					Maturity/				Loans	Investment
			Interest		Expiration		Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date		Receivable	Cash	Sale	Leases
	(In millions)
Chesapeake Series 2009-1 Term Notes	$873	$873			5/20/2010	(5)
Chesapeake Series 2009-2 Term Notes	904	904			2/17/2011	(5)
Chesapeake Series 2009-3 Term Notes	52	52			10/20/2011	(5)
Chesapeake Series 2009-4 Term Notes	207	207			2/18/2010	(5)
Chesapeake Series 2010-1 Variable Funding Notes	610	1,000			5/31/2011	(5)
FLRT Series 2010-1 Notes	266	266			11/2010–12/2013
FLRT Series 2010-2 Notes	131	243			8/30/2011	(5)
Other	41	41			11/2010–6/2016

Total Vehicle Management Asset-Backed Debt	3,084	3,586	2.1	%(4)			$45	$207	$—	$3,329

RBS Repurchase Facility	628	800	3.0%		6/24/2011		—	—	660	—
CSFB Mortgage Repurchase Facility	278	350	2.9%		5/25/2011		—	—	293	—
CSFB Mortgage Venture Repurchase Facility	148	200	2.9%		5/25/2011		—	—	157	—
Ally Bank Mortgage Venture Repurchase Facility	144	150	4.2%		3/30/2011		—	—	179	—
Fannie Mae Repurchase Facilities	984	984	1.0%		N/A		—	—	982	—
Other	65	126	2.8%–3.8%		10/2010		68	—	7	—

Total Mortgage Warehouse and Other Asset-Backed Debt	2,247	2,610					68	—	2,278	—

Term Notes	783	783	7.1%–9.3	%(6)	3/2013–4/2018		—	—	—	—
Credit Facilities	10	810	1.1%–4.6	%(7)	1/2011–2/2012		—	—	—	—
Convertible Notes due 2012	232	232	4.0	%(8)	4/15/2012		—	—	—	—
Convertible Notes due 2014	190	190	4.0	%(8)	9/1/2014		—	—	—	—

Total Unsecured Debt	1,215	2,015					—	—	—	—

Mortgage Loan Securitization Debt Certificates, at Fair Value(9)	33	33	7.0%		12/2027		—	—	—	—

Total Debt	$6,579	$8,244					$113	$207	$2,278	$3,329

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

December 31, 2009
							Assets Held as Collateral(1)
									Mortgage	Net
					Maturity/				Loans	Investment
			Interest		Expiration		Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(2)	Rate(3)		Date		Receivable	Cash	Sale	Leases
					(In millions)
Chesapeake Series 2006-2 Variable Funding Notes	$657	$657			2/26/2009	(5)
Chesapeake Series 2009-1 Term Notes	1,000	1,000			5/20/2010	(5)
Chesapeake Series 2009-2 Term Notes	902	902			2/17/2011	(5)
Chesapeake Series 2009-3 Term Notes	50	50			10/20/2011	(5)
Chesapeake Series 2009-4 Term Notes	250	250			2/18/2010	(5)
Other	33	33			3/2010–6/2016

Total Vehicle Management Asset-Backed Debt	2,892	2,892	2.0	%(4)			$21	$297	$—	$3,082

RBS Repurchase Facility	622	1,500	3.0%		6/24/2010		—	1	667	—
Fannie Mae Repurchase Facilities	325	325	1.0%		N/A		—	—	333	—
Other	49	60	2.7%–3.1%		9/2010–10/2010		52	—	5	—

Total Mortgage Warehouse and Other Asset-Backed Debt	996	1,885					52	1	1,005	—

Term Notes	439	439	6.5%–7.9	%(6)	4/2010–4/2018		—	—	—	—
Credit Facilities	432	1,305	1.0	%(7)	1/6/2011		—	—	—	—
Convertible Notes due 2012	221	221	4.0	%(8)	4/15/2012		—	—	—	—
Convertible Notes due 2014	180	180	4.0	%(8)	9/1/2014		—	—	—	—

Total Unsecured Debt	1,272	2,145					—	—	—	—

Total Debt	$5,160	$6,922					$73	$298	$1,005	$3,082

(1)	Assets held as collateral are not available to pay the Company’s general obligations.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements. See “Asset-Backed Debt” below for additional information.

(3)	Represents the variable interest rate as of the respective date, with the exception of Total Vehicle Management Asset-Backed Debt, Senior Notes, Term Notes, the 2012 Convertible Notes, the 2014 Convertible Notes and Mortgage Loan Securitization Debt Certificates.

(4)	Represents the weighted-average interest rate of vehicle management asset-backed debt arrangements.

(5)	Represents the expiration date of the revolving period or expiration of the commitment period under the respective agreements. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” below for additional information.

(6)	Represents the range of stated interest rates of the Term notes. The notes’ effective interest rates were 8.1% and 7.2% as of September 30, 2010 and December 31, 2009, respectively.

(7)	Represents the range of stated interest rates on the Amended Credit Facilities, excluding per annum utilization and facility fees. The facilities’ effective interest rate were 4.6% and 1.0% as of September 30, 2010 and December 31, 2009, respectively.

(8)	The effective interest rates of the 2012 and 2014 Convertible Notes were 12.4% and 13.0%as of September 30, 2010 and December 31, 2009, respectively, which represents the 4.0% semiannual cash payment plus the non-cash accretion of discount and issuance costs.

(9)	Mortgage Loan Securitization Debt Certificates were consolidated with securitized mortgage loans as a result of the adoption of updates to ASC 810. (See Note 1, “Summary of Significant Accounting Policies” for additional information). As of September 30, 2010, the balance of the securitized mortgage loans was $45 million and was included in Other Assets in the Condensed Consolidated Balance Sheet. Cash flows of the loans support payment of the debt certificates and creditors of the securitization trust do not have recourse to the Company.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The fair value of debt was $6.6 billion and $5.1 billion as of September 30, 2010 and December 31, 2009, respectively.
Asset-Backed Debt
     Vehicle Management Asset-Backed Debt
     Vehicle management asset-backed debt primarily represents variable-rate debt issued by the Company’s wholly owned subsidiary, Chesapeake Funding LLC, to support the acquisition of vehicles used by the Fleet Management Services segment’s U.S. leasing operations and debt issued by the Company’s special purpose trust, Fleet Leasing Receivables Trust (“FLRT”), to finance leases originated by the Canadian fleet operation. The obligations of both Chesapeake and FLRT are non-recourse to the Company and are provided for by payments made by lessees under lease contracts. Vehicle-management asset-backed debt structures may provide creditors an interest in: (i) a pool of master leases or a pool of specific leases, (ii) the related vehicles under lease, and/or (iii) the related receivables billed to clients for the monthly collection of lease payments and ancillary service revenues (such as fuel and maintenance services).
     As of September 30, 2010, 82% of the carrying value of fleet leases collateralized the debt issued by Chesapeake. The Chesapeake portfolio of leases includes certain eligible assets representing the borrowing base of the variable funding and term notes. Approximately 99% of this portfolio as of September 30, 2010 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of September 30, 2010, the Cheasapeake portfolio consisted of 21% and 79% fixed-rate and variable-rate leases, respectively. As of September 30, 2010, the top 25 client lessees represented approximately 54% of this portfolio, with no client exceeding 5%.
     The Chesapeake term notes have revolving periods during which time the monthly collection of lease payments allocable to each outstanding series create availability to fund the acquisition of vehicles to be leased to customers of the Fleet Management Services segment. The expiration date for the notes represents the end of the respective notes’ revolving period. Subsequent to the revolving period, the notes begin the amortization period. During the amortization period, the monthly collection of lease payments allocable to the series in amortization must be used to make repayments on each series of the notes through the earlier of (i) 125 months following the commencement of the amortization period, or (ii) when the respective series of notes are paid in full. The repayments are allocated to each series of amortizing notes based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the amortization period. The amount of monthly lease collections allocated to the repayment of principal on amortizing notes is calculated after the payment of interest, servicing fees, administrator fees and servicer advance reimbursements.
     As of September 30, 2010, the Chesapeake Series 2009-2 and Series 2009-3 term notes are revolving in accordance with their terms and the Chesapeake Series 2009-1 and Series 2009-4 term notes have begun to amortize in accordance with their terms.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     On June 1, 2010, Chesapeake entered into the Series 2010-1 Indenture Supplement pursuant to which $1.0 billion in aggregate principal amount of variable funding notes may be issued under commitments provided by a syndicate of lenders. On that date, $500 million of notes were issued and used to repay the remaining outstanding balance of the Series 2006-2 variable funding notes, increase borrowings relative to the pool of eligible lease assets and fund certain other fees and costs in connection with the issuance of the Series 2010-1 variable funding notes. The Company has the ability to draw up to the $1.0 billion commitment amount, collateralized by eligible assets, to fund the ongoing borrowing needs of the U.S. leasing operations. As of September 30, 2010, commitments under the Series 2010-1 Indenture Supplement are scheduled to expire on May 31, 2011, but are renewable subject to agreement by the parties. If the scheduled expiration date of the commitments is not extended, the notes’ amortization period will begin.
     On January 27, 2010, FLRT entered into the 2010-1 indenture supplement to finance a fixed pool of eligible lease assets in Canada, pursuant to which $359 million of Term Asset-backed notes have been issued. The notes were issued as amortizing and four of the five subclasses were denominated in Canadian dollars with the remaining subclass denominated in U.S. dollars.
     On August 31, 2010, FLRT entered into the Series 2010-2 indenture supplement pursuant to which $243 million in aggregate principal amount of notes may be issued under commitments provided lenders to finance eligible fleet lease assets in Canada. On that date, $134 million of senior asset-backed notes were issued and used to pay down amounts outstanding under the unsecured credit facility. The Company has the ability to issue additional notes up to the $243 million commitment amount until the scheduled expiration date of the commitment. Commitments under the Series 2010-2 indenture supplement are scheduled to expire on August 30, 2011, but are renewable subject to agreement by the parties. These notes were denominated in Canadian dollars and were issued as amortizing.
     Mortgage Warehouse and Other Asset-Backed Debt
     Mortgage warehouse asset-backed debt primarily represents variable-rate mortgage repurchase facilities to support the origination of mortgage loans. Mortgage repurchase facilities, also called warehouse lines of credit, provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the facility during the warehouse period. Repayment of the facilities typically comes from the sale or securitization of the loans into the secondary mortgage market. We utilize both committed and uncommitted repurchase facilities.
     The Company maintains a variable-rate committed mortgage repurchase facility with The Royal Bank of Scotland plc. The RBS repurchase facility was amended, effective June 25, 2010, to reduce the committed capacity from $1.5 billion to $800 million, and was extended to June 24, 2011, among other provisions.
     On May 26, 2010, the Company entered into two committed 364-day variable-rate mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital, LLC pursuant to master repurchase agreements. The facilities consist of a $350 million facility and a $150 million facility entered into by PHH Home Loans, LLC and its subsidiaries (the “Mortgage Venture”). Effective August 19, 2010, the committed amount of the CSFB Mortgage Venture repurchase facility was temporarily increased to $200 million, ending on October 10, 2010.
     On April 8, 2010, the Mortgage Venture entered into a $150 million 356-day variable-rate committed mortgage repurchase facility with Ally Bank pursuant to a master repurchase agreement and certain related agreements
     The variable-rate uncommitted mortgage repurchase facilities with Fannie Mae have total uncommitted capacity of approximately $3.0 billion as of both September 30, 2010 and December 31, 2009.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Other asset-backed facilities as of September 30, 2010 and December 31, 2009 include $59 million and $44 million, respectively, outstanding under a servicing advance facility and $6 million and $5 million, respectively, outstanding under an uncommitted variable-rate mortgage warehouse facility.
Unsecured Debt
     Term Notes
     On August 11, 2010, the Company issued $350 million in aggregate principal amount of 9 1/4% Senior Notes due 2016 under an indenture with The Bank of New York Mellon, as trustee. The proceeds of the issuance were primarily used to pay down the outstanding balance of the Amended Credit Facility.
     Term notes also include Medium-term notes that were publicly issued under an indenture dated as of November 6, 2000 by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A, as amended and supplemented.
     Credit Facilities
     Credit facilities primarily represents an Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On June 25, 2010, the Amended Credit Facility was further amended pursuant to which certain lenders consented to the amendments (the “Extending Lenders”) which extended the termination date of their commitments from January 6, 2011 to February 29, 2012. Provided certain conditions are met, the Company may extend the commitments of the Extending Lenders for an additional year at its request. Effective June 25, 2010, the capacity of the facility was reduced from $1.3 billion to $805 million and will be further reduced to $525 million on January 6, 2011 upon the termination of the commitments related to certain lenders that did not consent to the amendments (the “Non-Extending Lenders”).
     Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. As of September 30, 2010, commitments from the Extending Lenders bore interest at a margin of 350 bps over a benchmark index of either LIBOR or the federal funds rate. As of September 30, 2010, commitments from the Non-Extending Lenders bore interest at a margin of 70 bps over the benchmark index. As of December 31, 2009, borrowings bore interest at a margin of 70 bps over the benchmark index.
     The Amended Credit Facility also requires the Company to pay utilization fees related to the Non-Extending Lenders’ commitments if its usage exceeds 50% of the aggregate commitments under the facility. There is no utilization fee associated with the borrowings related to the Extending Lenders’ commitments. The per annum utilization fee applied to all borrowings as of December 31, 2009 was 12.5 bps. The per annum facility fee for the Extending Lenders’ commitments as of September 30, 2010 was 75 bps and a per annum facility fee of 17.5 bps was paid on the Non-Extending Lenders’ commitments as of September 30, 2010 as well as on the entire facility as of December 31, 2009. In the event that the option to extend the facility is elected by the Company, the Extending Lenders will receive an immediate increase in pricing related to their commitments of an additional 25 bps per annum.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Convertible Notes
     On April 2, 2008, the Company completed a private offering of the 4.0% Convertible Notes due 2012 with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The carrying amount as of September 30, 2010 and December 31, 2009 is net of an unamortized discount of $17 million and $29 million, respectively. There were no conversions of the 2012 notes during the nine months ended September 30, 2010.
     On September 29, 2009, the Company completed a private offering of the 4.0% Convertible Senior Notes due 2014 with an aggregate principal balance of $250 million and a maturity date of September 1, 2014 to certain qualified institutional buyers. The carrying amount as of September 30, 2010 and December 31, 2009 is net of an unamortized discount of $60 million and $70 million, respectively. There were no conversions of the 2014 notes during the nine months ended September 30, 2010.
Debt Maturities
     The following table provides the contractual debt maturities at September 30, 2010. The maturities of vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets:

	Asset-Backed	Unsecured	Total
		(In millions)
Within one year	$3,177	$10	$3,187
Between one and two years	986	259	1,245
Between two and three years	668	434	1,102
Between three and four years	367	252	619
Between four and five years	135	1	136
Thereafter	4	367	371

	$5,337	$1,323	$6,660

     As of September 30, 2010, available funding under asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
		(In millions)
Asset-Backed Funding Arrangements
Vehicle management(2)	$3,586	$3,084	$502
Mortgage warehouse and other(3)	2,610	2,247	363
Unsecured Committed Credit Facilities(4)	810	26	784

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(2)	The Chesapeake 2009-1 Term Notes and the 2009-4 Term Notes have entered their respective amortization periods. See “Asset-Backed Debt—Vehicle Management Asset-Backed Debt” above for additional information on the revolving and amortization periods of these facilities.

(3)	Capacity does not reflect $2.0 billion undrawn under the $3.0 billion uncommitted Fannie Mae repurchase facilities and $129 million undrawn under other uncommitted repurchase facilities.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(4)	Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Condensed Consolidated Balance Sheet.
Debt Covenants
     Certain debt arrangements require the maintenance of certain financial ratios and contain affirmative and negative covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of the Company and its material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. Among other covenants, the Amended Credit Facility, the RBS repurchase facility and the CSFB Mortgage repurchase facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 6.5:1. The Senior Note indenture requires that the Company maintain a debt to tangible equity ratio not greater than 8.5:1 on the last day of each fiscal quarter. The Medium-term note indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1.
     The Amended Credit Facility requires the Company to maintain a minimum of $1.0 billion in committed mortgage repurchase or warehouse facilities, with no more than $500 million of gestation facilities included towards the minimum, excluding the uncommitted facilities provided by Fannie Mae. In addition, the RBS repurchase facility and the CSFB Mortgage repurchase facility require PHH Mortgage Corporation to maintain a minimum of $2.5 billion and $2.0 billion in mortgage repurchase or warehouse facilities, respectively, comprised of the uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the respective facility. At September 30, 2010, the Company was in compliance with all of its financial covenants related to its debt arrangements.
     Pursuant to the Amended Credit Facility, the Company may not declare or pay any dividend, other than dividends payable solely in common stock, without the written consent of the lenders representing more than 50% of the aggregate commitments in effect at such time. Such restrictions under the Amended Credit Facility related to the Company’s ability to declare or pay dividends will be suspended so long as the Company’s corporate ratings are equal to or better than at least two of the following: Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s and BBB- from Fitch Ratings (in each case on stable outlook or better). The Senior Note indenture restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to tangible equity ratio exceeds 6:1 on the last day of each month, among other covenants. The Medium-term note indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1, among other covenants.
     Under certain of the Company’s financing, servicing, hedging and related agreements and instruments, the lenders or trustees have the right to notify the Company if they believe it has breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, the Company believes it would have various periods in which to cure certain of such events of default. If it does not cure the events of default or obtain necessary waivers within the required time periods, the maturity of some of its debt could be accelerated and its ability to incur additional indebtedness could be restricted. In addition, an event of default or acceleration under certain of the Company’s agreements and instruments would trigger cross-default provisions under certain of its other agreements and instruments.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
10. Income Taxes
     The Company records its interim income tax provisions or benefits by applying a projected full-year effective income tax rate to its quarterly (Loss) income before income taxes for results that it deems to be reliably estimable in accordance with ASC 740, “Income Taxes.” Certain results dependent on fair value adjustments of the Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore discrete year-to-date income tax provisions are recorded on those results.
     During the three months ended September 30, 2010, the Benefit from income taxes was $9 million and was impacted by a $3 million net decrease in valuation allowances for deferred tax assets (primarily due to taxable income generated during the three months ended September 30, 2010).
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
     During the nine months ended September 30, 2010, the Benefit from income taxes was $87 million and was impacted by a $2 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the nine months ended September 30, 2010 for which the Company believes it is more likely than not that the loss carryforwards will not be realized).
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
     Tax Contingencies
     On February 1, 2005, the Company began operating as an independent, publicly traded company pursuant to our spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.). In connection with the spin-off, the Company and Cendant entered into a Tax Sharing Agreement. The agreement governs the allocation of liabilities for taxes between Cendant and the Company, with respect to the status of the tax-free spin-off and the ultimate settlement of taxes, for tax years prior to and including the spin-off, under federal and state examinations, and among other provisions.
     Cendant disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009 that it and its subsidiaries are the subject of an IRS audit for the tax years ended December 31, 2003 through 2006. The Company, since it was a subsidiary of Cendant through January 31, 2005, was included in this IRS audit of Cendant and may have been subject to liability to both the IRS, and Cendant, for certain taxes that might have been assessed pursuant to the audit, as provided under applicable law and as provided in the tax sharing agreement.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     During the third quarter of 2010, the IRS concluded its examination of Cendant’s taxable years 2003 through 2006, and the material issues with respect to the Company’s potential indemnification obligations to Cendant under the Tax Sharing Agreement have been favorably resolved. An additional deferred tax asset with a corresponding increase to Retained earnings was recorded related to the Company’s allocated portion of deferred tax assets for the Company’s share of net operating loss carryforwards generated in tax years prior to and including the spin-off. The Company’s state income tax liability associated with the federal audit settlement, per the Tax Sharing Agreement, is expected to be immaterial. With the conclusion of these audits, there are no further material tax contingencies related to the Tax Sharing Agreement.
     Loan Repurchase and Indemnification Liability
     The Company sells a majority of its mortgage loans on a non-recourse basis; however, in its capacity as a loan originator and servicer it has exposure to potential loan repurchases and indemnifications as further described below.
     The Company provides representations and warranties to purchasers and insurers on a significant portion of the loans sold and has assumed representation and warranties on purchased mortgage servicing rights. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan or indemnify the purchaser, and any loss on the mortgage loan may be borne by the Company. If there is no breach of a representation and warranty provision, there is no obligation to repurchase the loan or indemnify the investor against loss. In limited circumstances, the Company retains full risk of loss on the loan sold to the extent the liquidation of the underlying collateral is insufficient. In some instances where the Company has purchased loans from third parties, it may have the ability to recover the loss from the third party.
     The Company cannot estimate its maximum exposure to representation and warranty provisions because it does not service all of the loans for which it has provided representations or warranties. The Company has identified approximately $204 million of loans sold as of September 30, 2010 in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 14.5% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).
     As of September 30, 2010 and December 31, 2009, liabilities for probable losses related to repurchase and indemnification obligations of $64 million and $51 million, respectively, are included in Other liabilities in the Condensed Consolidated Balance Sheets.
     In determining our liability, the Company considers both specific non-performing loans that are currently in foreclosure where the Company believes it will be required to indemnify the investor for any losses as well as an estimate of probable future repurchase or indemnification obligations. The liability related to specific non-performing loans is based on a loan-level analysis considering the current collateral value, estimated sales proceeds and selling cost. The liability related to probable future repurchase or indemnification obligations is estimated based upon recent and historical repurchase and indemnification trends segregated by year of origination. An estimated loss severity, based on current loss rates for similar loans, is then applied to probable repurchases and indemnifications to estimate the liability for loan repurchases and indemnifications.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Mortgage Reinsurance
     The Company’s two contracts with primary mortgage insurance companies, are inactive and in runoff. Through these reinsurance contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. As of June 30, 2010, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 5.3 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers.
     The Company is required to hold securities in trust related to this potential obligation, which were $286 million, included in Restricted cash, cash equivalents and investments in the Condensed Consolidated Balance Sheet as of September 30, 2010. The amount of securities held in trust is contractually specified in the reinsurance agreements and is based on the original risk assumed under the contracts and the incurred losses to date.
     The unpaid reinsurance losses outstanding as of September 30, 2010 were $7 million. As of September 30, 2010, $131 million was included in Other liabilities in the Condensed Consolidated Balance Sheet for incurred and incurred but not reported losses associated with mortgage reinsurance activities, which was determined on an undiscounted basis. The reinsurance-related reserves are determined based upon an actuarial analysis of loans subject to mortgage reinsurance that considers current and projected delinquency rates, home prices and the credit characteristics of the underlying loans including FICO score and loan-to-value ratios. This actuarial analysis is updated on a quarterly basis and projects the future reinsurance losses over the term of the reinsurance contract as well as the estimated incurred and incurred but not reported losses as of the end of each reporting period. In addition to the actuarial analysis, the incurred and incurred but not reported losses provided by the primary mortgage insurance companies for loans subject to reinsurance are evaluated to assess the estimate of the actuarial-based reserve.
     A summary of the activity in reinsurance-related reserves is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
		(In millions)
Balance, beginning of period	$128	$108	$108	$83
Realized reinsurance losses (1)	(7)	(5)	(13)	(6)
Increase in reinsurance reserves	10	10	36	36

Balance, end of period	$131	$113	$131	$113

(1)	Realized reinsurance losses for both the three and nine months ended September 30, 2009 include a $4 million payment associated with the termination of a reinsurance agreement.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
12. Accumulated Other Comprehensive Income
     The components of total comprehensive (loss) income are summarized as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In millions)
Net (loss) income attributable to PHH Corporation	$(8)	$(52)	$(133)	$56

Other comprehensive income:
Currency translation adjustments	5	12	3	18
Unrealized gains on available-for-sale securities	1	—	2	—
Changes in unfunded pension liability	1	—	1	—

Total other comprehensive income	7	12	6	18

Total comprehensive (loss) income	$(1)	$(40)	$(127)	$74

     The after-tax components of Accumulated other comprehensive income were as follows:

		Unrealized
		Gains on		Accumulated
	Currency	Available-		Other
	Translation	for-Sale	Pension	Comprehensive
	Adjustment	Securities	Adjustment	Income
	(In millions)
Balance at December 31, 2009	$27	$—	$(8)	$19
Change during 2010	3	2	1	6

Balance at September 30, 2010	$30	$2	$(7)	$25

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
     Fair value is based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs. Unobservable inputs are used when observable inputs are not available and are based upon judgments and assumptions, which are the Company’s assessment of the assumptions market participants would use in pricing the asset or liability, which may include assumptions about risk, counterparty credit quality, the Company’s creditworthiness and liquidity and are developed based on the best information available. The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value on a recurring basis as of September 30, 2010.
     The Company has classified assets and liabilities measured at fair value on a recurring basis pursuant to the valuation hierarchy as follows:
     Restricted Investments. Restricted investments are classified within Level Two of the valuation hierarchy. Restricted investments represent certain high credit quality debt securities, classified as available-for-sale, held in trust for the capital fund requirements of and potential claims related to mortgage reinsurance. See Note 3, “Restricted Cash, Cash Equivalents and Investments” for additional information. The fair value of restricted investments is estimated using current broker prices from multiple pricing sources.
     Mortgage Loans Held for Sale. Mortgage loans are classified within Level Two and Level Three of the valuation hierarchy.
     For Level Two mortgage loans held for sale (“MLHS”), fair value is estimated using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. The Agency mortgage-backed security market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices exist for securities at the pass-through level, which are published on a regular basis. The Company has the ability to access this market and it is the market into which the Company would typically sell conforming mortgage loans.
     Level Three MLHS include Scratch and Dent (as defined below), second-lien, certain non-conforming and construction loans which lack observable pricing data as the market for these loans is considered illiquid or distressed. For Level Three MLHS, fair value is estimated utilizing either a discounted cash flow model or underlying collateral values. The prepayment speed, discount rates, yields and annualized credit loss assumptions used to measure the fair value of MLHS using a discounted cash flow valuation methodology as of September 30, 2010 were 15%, 6-9%, 3-8% and 5-37%, respectively. For MLHS that were valued using underlying collateral values as of September 30, 2010 and December 31, 2009, the Company adjusted the underlying collateral values for a pricing discount based on the most recent observable price in an active market.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The following table reflects the difference between the carrying amount of MLHS, measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of September 30, 2010:

			Aggregate
			Unpaid
			Principal
			Balance
		Aggregate	(Under)
		Unpaid	Over
	Carrying	Principal	Carrying
	Amount	Balance	Amount
	(In millions)
Mortgage loans held for sale:
Total	$2,703	$2,655	$(48)
Loans 90 or more days past due and on non-accrual status	11	19	8
     The components of MLHS, recorded at fair value, were as follows:

September 30,
2010
(In millions)
First mortgages:
Conforming(1)	$2,521
Non-conforming	113
Construction loans	11

Total first mortgages	2,645

Second lien	12
Scratch and Dent(2)	42
Other	4

Total	$2,703

(1)	Represents mortgage loans that conform to the standards of the government-sponsored entities.

(2)	Represents mortgage loans with origination flaws or performance issues.
     Securitized Mortgage Loans. Securitized mortgage loans are classified within Level Three of the valuation hierarchy. Securitized mortgage loans represent loans securitized through the Company’s wholly owned subsidiary, PHH Mortgage Capital, LLC, using a trust that is consolidated as a variable interest entity. See Note 14, “Variable Interest Entities” for additional information. Loans held in the securitization trust are fixed-rate second lien residential mortgage loans that were originated primarily in 2007, have a weighted-average coupon rate of 9% and a weighted-average maturity of 12 years.
     The fair value of securitized mortgage loans is estimated using a discounted cash flow model which projects remaining cash flows with expected prepayment speeds, loss rates and loss severities as the key drivers. As of September 30, 2010, the prepayment assumption of 12% (annual rate) was based on market prepayment curves from current industry data, the loss rate of 13% (cumulative rate) was based on the default curve adjusted for the actual performance of the underlying collateral and the weighted-average discount rate of 14% (annual rate) was based on an expectation of the market-risk premium for these types of securities.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.
          Forward Delivery Commitments
     Forward delivery commitments are classified within Level Two of the valuation hierarchy. Forward delivery commitments fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. The fair value of forward delivery commitments is primarily based upon the current agency mortgage-backed security market to-be-announced pricing specific to the forward loan program, delivery coupon and delivery date of the trade. Best efforts sales commitments are also entered into for certain loans at the time the borrower commitment is made. These best efforts sales commitments are valued using the committed price to the counterparty against the current market price of the interest rate lock commitment or mortgage loan held for sale.
          Interest Rate Lock Commitments
     Interest rate lock commitments (“IRLCs”) are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan (“pullthrough”). The estimate of pullthrough is based on changes in pricing and actual borrower behavior. The average pullthrough percentage used in measuring the fair value of IRLCs was 73% as of September 30, 2010.
          Option Contracts
     Option contracts are classified within Level Two of the valuation hierarchy. Option contracts represent the rights to buy or sell mortgage-backed securities at specified prices in the future. The fair value of option contracts is based upon the underlying current to be announced pricing of the agency mortgage-backed security market, and a market-based volatility.
          Interest Rate Contracts
     Interest rate contracts are classified within Level Two of the valuation hierarchy. Interest rate contracts represent interest rate cap and swap agreements which are used to mitigate the impact of increases in short-term interest rates on variable-rate debt used to fund fixed-rate leases. The fair value of interest rate contracts is based upon projected short term interest rates and a market-based volatility.
          Foreign Exchange Contracts
     Foreign exchange contracts are classified within Level Two of the valuation hierarchy. The Company has entered into foreign exchange contracts to mitigate the exchange risk associated with Canadian dollar denominated lease assets collateralizing U.S. dollar denominated borrowings. The fair value of foreign exchange contracts is determined using current exchange rates.
     Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the inactive market for such assets. See Note 4, “Mortgage Servicing Rights” and Note 6, “Mortgage Loan Sales” for additional information regarding the significant inputs and valuation techniques of MSRs.
     Mortgage Loan Securitization Debt Certificates. Mortgage loan securitization debt certificates are classified within Level Three of the valuation hierarchy. This debt represents senior securitization certificates payable to third-parties through the securitization trust, which is consolidated as a variable interest entity.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The fair value of mortgage loan securitization debt certificates is estimated using a discounted cash flow model which projects remaining cash flows with expected prepayment speeds. As of September 30, 2010, the prepayment assumption of 12% (annual rate) was based on market prepayment curves from current industry data and the discount rate of 9% (annual rate) was based on an expectation of the market-risk premium for these types of securities.
     The classes of assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2010
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)
Assets:
Restricted investments	$—	$274	$—	$—	$274
Mortgage loans held for sale	—	2,563	140	—	2,703
Mortgage servicing rights	—	—	1,083	—	1,083
Other assets:
Derivative assets:
IRLCs	—	—	224	—	224
Option contracts related to interest rate and price risk for MLHS and IRLCs	—	2	—	—	2
Forward delivery commitments related to interest rate and price risk for MLHS and IRLCs	—	53	—	(26)	27
Contracts related to interest rate risk for variable-rate debt arrangements and fixed-rate leases	—	2	—	—	2
Derivative instruments related to the issuance of the 2014 Convertible Notes	—	—	48	—	48
Securitized mortgage loans	—	—	45	—	45

Liabilities:
Other liabilities:
Derivative liabilities:
IRLCs	—	—	10	—	10
Forward delivery commitments related to interest rate and price risk for MLHS and IRLCs	—	98	—	(70)	28
Derivative instruments related to the issuance of the 2014 Convertible Notes	—	—	48	—	48

Debt:
Mortgage loan securitization debt certificates	—	—	33	—	33

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2009
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)
Assets:
Mortgage loans held for sale	$—	$1,107	$111	$—	$1,218
Mortgage servicing rights	—	—	1,413	—	1,413
Investment securities	—	—	12	—	12
Other assets:
Derivative assets	—	86	68	(10)	144

Liabilities:
Other liabilities:
Derivative liabilities	—	15	42	(5)	52

(1)	Adjustments to arrive at the carrying amounts of assets and liabilities presented in the Condensed Consolidated Balance Sheets which represent the effect of netting the payable or receivable and cash collateral held or placed with the same counterparties under master netting arrangements.
     The activity in assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended September 30, 2010
		Realized		Purchases,
	Balance,	and		Issuances	Transfers	Transfers	Balance,
	Beginning	Unrealized		and	Into	Out of	End
	of	(Losses)		Settlements,	Level	Level	of
	Period	Gains		net	Three(1)	Three(2)	Period
	(In millions)
Assets:
Mortgage loans held for sale	$103	$(5)		$38	$20	$(16)	$140
Mortgage servicing rights	1,236	(254	) (4)	101	—	—	1,083
Other assets:
IRLCs, net	142	508		(436)	—	—	214
Securitized mortgage loans	47	2		(4)	—	—	45

	Balance,	Realized			Transfers	Transfers	Balance,
	Beginning	and			Into	Out of	End
	of	Unrealized			Level	Level	of
	Period	Losses		Settlements	Three	Three	Period
Liabilities:
Debt:
Mortgage loan securitization debt certificates	$35	$2		$(4)	$—	$—	$33

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30, 2010
		Realized		Purchases,
	Balance,	and		Issuances	Transfers	Transfers		Balance,
	Beginning	Unrealized		and	Into	Out of		End
	of	(Losses)		Settlements,	Level	Level	Transition	of
	Period	Gains		net	Three(1)	Three(2)	Adjustment(3)	Period
	(In millions)
Assets:
Mortgage loans held for sale	$111	$(9)		$29	$46	$(37)	$—	$140
Mortgage servicing rights	1,413	(626	) (4)	296	—	—	—	1,083
Other assets:
Investment securities	12	—		(1)	—	—	(11)	—
IRLCs, net	26	1,089		(901)	—	—	—	214
Securitized mortgage loans	—	6		(12)	—	—	51	45

	Balance,	Realized			Transfers	Transfers		Balance,
	Beginning	and			Into	Out of		End
	of	Unrealized			Level	Level	Transition	of
	Period	Losses		Settlements	Three	Three	Adjustment(3)	Period
Liabilities:
Debt:
Mortgage loan securitization debt certificates	$—	$4		$(11)	$—	$—	$40	$33

	Three Months Ended September 30, 2009
		Realized		Purchases,	Transfers
	Balance,	and		Issuances	Out of		Balance,
	Beginning	Unrealized		and	Level		End
	of	(Losses)		Settlements,	Three,		of
	Period	Gains		net	net		Period
	(In millions)
Mortgage loans held for sale	$110	$—		$—	$(1	)(5)	$109
Mortgage servicing rights	1,436	(186	) (4)	117	—		1,367
Investment securities	12	—		—	—		12
Derivatives, net	67	209		(200)	—		76

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30, 2009
				Purchases,	Transfers
	Balance,	Realized		Issuances	Out of		Balance,
	Beginning	and Unrealized		and	Level		End
	of	(Losses)		Settlements,	Three,		of
	Period	Gains		net	net		Period
	(In millions)
Mortgage loans held for sale	$177	$(22)		$(33)	$(13	)(5)	$109
Mortgage servicing rights	1,282	(294	)(4)	379	—		1,367
Investment securities	37	(21)		(4)	—		12
Derivatives, net	70	486		(480)	—		76

(1)	Represents transfers to Scratch and Dent loans from conforming loans during the three and nine months ended September 30, 2010.

(2)	Represents Scratch and Dent and construction loans that were foreclosed upon, construction loans that converted to first mortgages and Scratch and Dent loans that were corrected during the three and nine months ended September 30, 2010. Mortgage loans in foreclosure are measured at fair value on a non-recurring basis, as discussed in further detail below.

(3)	Represents the transition adjustment related to the adoption of updates to ASC 810 and ASC 860 resulting in the consolidation of a mortgage loan securitization trust (See Note 1, “Summary of Significant Accounting Policies” and Note 14, “Variable Interest Entities” for additional information).

(4)	Represents the change in the fair value of MSRs due to the realization of expected cash flows and changes in market inputs and assumptions used in the MSR valuation model.

(5)	Represents Scratch and Dent loans that were foreclosed upon and construction loans that converted to first mortgages, net of transfers into the Scratch and Dent population from the conforming or foreclosure populations during the three and nine months ended September 30, 2009. Mortgage loans in foreclosure are measured at fair value on a non-recurring basis, as discussed in further detail below.
     The following tables summarize the realized and unrealized gains and losses related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Statements of Operations and the unrealized gains and losses included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets:

	Three Months Ended September 30, 2010
						Related to
					Mortgage	Assets and
	Mortgage				Loan	Liabilities Held
	Loans	Mortgage		Securitized	Securitization	at
	Held for	Servicing		Mortgage	Debt	September 30,
	Sale	Rights	IRLCs	Loans	Certificates	2010
	(In millions)
Gain on mortgage loans, net	$(7)	$—	$508	$—	$—	$405
Change in fair value of mortgage servicing rights	—	(254)	—	—	—	(191)
Mortgage interest income	2	—	—	2	—	—
Mortgage interest expense	—	—	—	—	(2)	—
Other income (expense)	—	—	—	1	(1)	1

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30, 2010
						Related to
					Mortgage	Assets and
	Mortgage				Loan	Liabilities
	Loans	Mortgage		Securitized	Securitization	Held at
	Held for	Servicing		Mortgage	Debt	September 30,
	Sale	Rights	IRLCs	Loans	Certificates	2010
	(In millions)
Gain on mortgage loans, net	$(16)	$—	$1,089	$—	$—	$406
Change in fair value of mortgage servicing rights	—	(626)	—	—	—	(453)
Mortgage interest income	7	—	—	5	—	1
Mortgage interest expense	—	—	—	—	(5)	—
Other income	—	—	—	2	—	2

	Three Months Ended September 30, 2009
				Related to
				Assets and
	Mortgage			Liabilities
	Loans	Mortgage		Held at
	Held for	Servicing	Derivatives,	September 30,
	Sale	Rights	net	2009
	(In millions)
Gain on mortgage loans, net	$(2)	$—	$209	$65
Change in fair value of mortgage servicing rights	—	(186)	—	(89)
Mortgage interest income	2	—	—	1

	Nine Months Ended September 30, 2009
					Related to
					Assets and
	Mortgage				Liabilities
	Loans	Mortgage			Held at
	Held for	Servicing	Investment	Derivatives,	September 30,
	Sale	Rights	Securities	net	2009
	(In millions)
Gain on mortgage loans, net	$(27)	$—	$—	$486	$46
Change in fair value of mortgage servicing rights	—	(294)	—	—	15
Mortgage interest income	5	—	—	—	2
Other income	—	—	(21)	—	(21)
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Mortgage loans in foreclosure and real estate owned (“REO”), which are included in Other assets in the Condensed Consolidated Balance Sheets, are evaluated for impairment using fair value measurements on a non-recurring basis. The evaluation of impairment reflects an estimate of losses currently incurred at the balance sheet date, which will likely not be recoverable from guarantors, insurers or investors. The impairment of mortgage loans in foreclosure, which represents the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances on those loans, is based on the fair value of the underlying collateral, determined on a loan level basis, less costs to sell. Fair value of the collateral is estimated by considering appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions. REO, which are acquired from mortgagors in default, are recorded at the lower of adjusted carrying amount at the time the property is acquired or fair value of the property, less estimated costs to sell. Fair value of REO is estimated using appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions.
     The carrying value of mortgage loans in foreclosure and REO were as follows:

	September 30,	December 31,
	2010	2009
	(In millions)
Mortgage loans in foreclosure	$125	$113
Allowance for probable losses	(20)	(20)

Mortgage loans in foreclosure, net	$105	$93

REO	$46	$51
Adjustment to estimated net realizable value	(17)	(15)

REO, net	$29	$36

     The allowance for probable losses associated with mortgage loans in foreclosure and the adjustment to record REO at their estimated net realizable value were based upon fair value measurements from Level Two of the valuation hierarchy. During the three and nine months ended September 30, 2010, total foreclosure-related charges of $8 million and $51 million, respectively, were recorded in Other operating expenses in the Condensed Consolidated Statements of Operations, which include changes in the estimate of losses related to off-balance sheet exposure to loan repurchases and indemnifications in addition to the provision for valuation adjustments for mortgage loans in foreclosure and REO. During the three and nine months ended September 30, 2009 total charges of $25 million and $59 million, respectively, were recorded. See Note 11, “Commitments and Contingencies” for further discussion regarding off-balance sheet exposure to loan repurchases and indemnifications.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
14. Variable Interest Entities
     The Company determines whether an entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary at the date of initial involvement with the entity. Reconsideration of an entity’s status as a VIE is based on the occurrence of certain events. With the updates to ASC 810, the Company reassesses whether it is the primary beneficiary of a VIE on an ongoing basis based on changes in facts and circumstances whereas prior to the updates to ASC 810 this assessment was made only upon the occurrence of certain events affecting the VIE’s equity investment at risk and upon certain changes in the VIE’s activities. In determining whether it is the primary beneficiary, the Company considers the purpose and activities of the VIE, including the variability and related risks the VIE incurs and transfers to other entities and their related parties. With the updates to ASC 810, these factors are considered in determining which entity has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and whether that entity also has the obligation to absorb losses of or receive benefits from the VIE that could be potentially significant to the VIE. Prior to the updates to ASC 810, the Company considered these factors to make a qualitative assessment and, if inconclusive, a quantitative assessment of whether it would absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual returns. If the Company determines that it is the primary beneficiary of the VIE, the VIE is consolidated within the Condensed Consolidated Financial Statements.
     Mortgage Venture
     For the nine months ended September 30, 2010, approximately 30% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 80% were originated by PHH Home Loans, LLC and its subsidiaries (“the Mortgage Venture”). During the three and nine months ended September 30, 2010, the Mortgage Venture brokered or sold $2.5 billion and $7.1 billion, respectively, of mortgage loans to the Company under the terms of a loan purchase agreement, whereby the Mortgage Venture has committed to sell or broker, and the Company has agreed to purchase or fund, certain loans originated by the Mortgage Venture. As of September 30, 2010, the Company had outstanding commitments to purchase or fund $985 million of the Mortgage Venture’s mortgage loans and interest rate lock commitments that may result in a closed mortgage loan.
     During the nine months ended September 30, 2010, the Company received $5 million of distributions from the Mortgage Venture. The Company did not make any capital contributions to support the Mortgage Venture during the nine months ended September 30, 2010. The Company has been the primary beneficiary of the Mortgage Venture since its inception and current period events did not change the decision regarding whether or not to consolidate the Mortgage Venture.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The assets and liabilities of the Mortgage Venture, consolidated with its subsidiaries, included in the Condensed Consolidated Balance Sheets are as follows:

	September 30,	December 31,
	2010	2009
	(In millions)
ASSETS
Cash	$45	$40
Mortgage loans held for sale	459	60
Accounts receivable, net	13	2
Property, plant and equipment, net	1	1
Other assets	17	6

Total assets(1)	$535	$109

LIABILITIES
Accounts payable and accrued expenses	$23	$14
Debt(1)	292	—
Other liabilities	7	2

Total liabilities(2)	$322	$16

(1)	See Note 9, “Debt and Borrowing Arrangements” for additional information regarding the Mortgage Venture’s borrowing arrangements including assets held as collateral, which are not available to pay the Company’s general obligations.

(2)	Total liabilities exclude $104 million and $15 million of intercompany payables as of September 30, 2010 and December 31, 2009, respectively.
     As of September 30, 2010 and December 31, 2009, the Company’s investment in the Mortgage Venture was $72 million and $77 million, respectively. In addition to this investment, the Company had $104 million and $15 million in receivables, from the Mortgage Venture as of September 30, 2010 and December 31, 2009, respectively.
     During the three and nine months ended September 30, 2010, the Mortgage Venture originated $2.9 billion and $7.3 billion, respectively, of residential mortgage loans. During the three and nine months ended September 30, 2009, the Mortgage Venture originated $2.4 billion and $8.1 billion, respectively, of residential mortgage loans.
     Mortgage Loan Securitization Trust
     As a result of the adoption of updates to ASC 810 and ASC 860 as of January 1, 2010, the Company was required to consolidate a mortgage loan securitization trust that previously met the qualifying special purpose entity scope exception. The mortgage loan securitization trust included in the Condensed Consolidated Balance Sheet at September 30, 2010 had $45 million in Total assets and $33 million in Total liabilities. Additionally, $12 million of the trust’s subordinate debt certificates are held by the Company. The Company’s investment in the subordinated debt and residual interests, in connection with its function as servicer for the trust, provides the Company with a controlling financial interest in the trust.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Chesapeake and D.L. Peterson Trust
     The consolidated assets and liabilities of Chesapeake, Chesapeake Finance Holdings LLC and D.L. Peterson Trust included in the Condensed Consolidated Balance Sheets are as follows:

	September 30,	December 31,
	2010	2009
	(In millions)
ASSETS
Cash and cash equivalents	$2	$3
Restricted cash(1)	175	297
Accounts receivable	45	21
Net investment in fleet leases	2,889	3,046
Other assets	13	22

Total assets(2)	$3,124	$3,389

LIABILITIES
Accounts payable and accrued expenses	$3	$3
Debt(2)	2,645	2,859

Total liabilities	$2,648	$2,862

(1)	Restricted cash primarily relates to amounts specifically designated to purchase assets, to repay debt and/or to provide over-collateralization related to the Company’s vehicle management asset-backed debt arrangements.

(2)	See Note 9, “Debt and Borrowing Arrangements” for additional information regarding the variable funding and term notes issued by Chesapeake and assets held as collateral which are not available to pay the Company’s general obligations.
     Fleet Leasing Receivables Trust
     Fleet Leasing Receivables Trust (“FLRT”) is a Canadian special purpose trust and its primary business activities include the acquisition, disposition and administration of purchased or acquired lease assets from our other Canadian subsidiaries and the borrowing of funds or the issuance of securities to finance such acquisitions.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The consolidated assets and liabilities of FLRT and PHH Fleet Lease Receivables LP included in the Condensed Consolidated Balance Sheets are as follows:

September 30,
2010
(In millions)
ASSETS
Restricted cash(1)	$31
Net investment in fleet leases	416
Other assets	30

Total assets(2)	$477

LIABILITIES
Accounts payable and accrued expenses	$26
Debt(2)	398

Total liabilities	$424

(1)	Restricted cash primarily relates to amounts specifically designated to repay debt and/or to provide over-collateralization related to vehicle management asset-backed debt arrangements.

(2)	See Note 9, “Debt and Borrowing Arrangements” for additional information regarding the term notes issued by FLRT and for assets held as collateral which are not available to pay the Company’s general obligations.
15. Segment Information
     The Company conducts its operations through three business segments: Mortgage Production, Mortgage Servicing and Fleet Management Services. Certain income and expenses not allocated to the three reportable segments and intersegment eliminations are reported under the heading Other.
     The Company’s management evaluates the operating results of each of the reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss before income tax provision or benefit and after net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy Corporation’s noncontrolling interest in the profits and losses of the Mortgage Venture.
     Segment results were as follows:

	Net Revenues			Segment Profit (Loss) (1)
	Three Months			Three Months
	Ended September 30,			Ended September 30,
	2010	2009	Change	2010	2009	Change
	(In millions)
Mortgage Production segment	$336	$185	$151	$161	$46	$115
Mortgage Servicing segment	(160)	(90)	(70)	(195)	(139)	(56)
Fleet Management Services segment	397	414	(17)	17	14	3

Total reportable segments	573	509	64	(17)	(79)	62
Other (2)	(1)	(2)	1	—	(5)	5

Total Company	$572	$507	$65	$(17)	$(84)	$67

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Net Revenues			Segment Profit (Loss) (1)
	Nine Months			Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	Change	2010	2009	Change
	(In millions)
Mortgage Production segment	$690	$665	$25	$235	$241	$(6)
Mortgage Servicing segment	(362)	(40)	(322)	(492)	(171)	(321)
Fleet Management Services segment	1,194	1,241	(47)	38	39	(1)

Total reportable segments	1,522	1,866	(344)	(219)	109	(328)
Other (2)	(2)	(4)	2	(1)	(10)	9

Total Company	$1,520	$1,862	$(342)	$(220)	$99	$(319)

(1)	The following is a reconciliation of (Loss) income before income taxes to segment (loss) profit:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In millions)
(Loss) income before income taxes	$(2)	$(80)	$(198)	$111
Less: net income attributable to noncontrolling interest	15	4	22	12

Segment (loss) profit	$(17)	$(84)	$(220)	$99

(2)	Amounts included under the heading Other represent intersegment eliminations and amounts not allocated to reportable segments. Segment loss of $1 million included under the heading Other for nine months September 30, 2010 represents severance costs for the former chief executive officer. Segment loss of $5 million and $10 million reported under the heading Other for the three and nine months ended September 30, 2009, respectively, represents expenses not allocated to reportable segments, approximately $3 million of which represents accrued severance for the former chief executive officer.
     Total assets by segment were as follows:

	Total Assets
	As of	As of
	September 30,	December 31,
	2010	2009
	(In millions)
Mortgage Production segment	$3,131	$1,464
Mortgage Servicing segment	1,969	2,269
Fleet Management Services segment	4,228	4,331
Other	134	59

Total Company	$9,462	$8,123

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and our Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “Form 10-Q”) and “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (our“2009 Form 10-K”).
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in sections as follows:
•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Guarantees

•	Critical Accounting Policies

•	Recently Issued Accounting Pronouncements
Overview

     We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”) which includes PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”). PHH Home Loans is a mortgage venture that we maintain with Realogy Corporation that began operations in October 2005. Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originated. Our Mortgage Servicing segment also purchases mortgage servicing rights and acts as a subservicer for certain clients that own the underlying servicing rights. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States and Canada through PHH Vehicle Management Services Group LLC.
     Although our Fleet Management Services segment has generated a larger portion of our Net revenues, our Mortgage Production and Mortgage Servicing segments have contributed a significantly larger portion of our Net (loss) income. Our Mortgage Production and Mortgage Servicing segments have experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to interest rates and the real estate markets, which impacts our loan origination volumes, valuation of our mortgage servicing rights, and foreclosure related charges.
     See “— Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q for additional information regarding our interest rate and market risks.

Executive Summary
     During the third quarter of 2010, there was a decline mortgage interest rates, which generated a significant increase in refinance activity in our Mortgage Production segment and negatively impacted the value of our mortgage servicing rights in our Mortgage Servicing segment due to higher projected future mortgage loan prepayments. The increase in refinance activity was a significant driver in the increase in new interest rate lock commitments expected to close, which were $14.4 billion in the third quarter of 2010, compared to $5.5 billion in the third quarter of 2009. Our mortgage closing volumes were also positively impacted by increases in our wholesale and correspondent volume, which is reflective of our strategic efforts to increase volume in this channel and overall market share. The decline in interest rates also led to higher loan margins during the third quarter of 2010, which have remained at higher than historical levels into the fourth quarter.
     During the third quarter of 2010, our Fleet Management Services segment was positively impacted by improved leasing margins and the impact of our transformation initiatives. The number of service-only units grew during the third quarter of 2010 which has generated an increase in fee-based revenue. Additionally, we are seeking to further expand our fee based services by providing new product offerings in maintenance and safety as well as expanding into the government sector.
     We have continued our progress on our transformation program, which was initiated in 2009 to create greater operational efficiencies, improve scalability of our operating platforms and reduce our operating expenses. Transformation initiatives that have been identified to generate the additional expected savings, which are currently in process, include implementing new technologies to increase efficiencies within our Fleet and Mortgage operations and to consolidate data centers through a centralized network operations center. This program also involves evaluating and improving operational and administrative processes, eliminating inefficiencies and targeting areas of the market where we can leverage our competitive strengths. We continue to expect our transformation initiatives will produce an annualized expense benefit of $100 million to $120 million; however, we re-prioritized certain initiatives to focus on handling the increasing origination volume experienced in 2010. This may cause a delay in the realization of the full estimated run-rate savings until early 2011.
     We estimate that our transformation initiatives have achieved annualized run-rate expense benefits of approximately $83 million of the $100 million to $120 million goal for 2011. We believe that had we not begun our transformation program, total expenses during the nine months ended September 30, 2010 would have been approximately $7 million higher than reported, which includes $25 million in expenses that were incurred during the nine months ending September 30, 2010 to achieve the full run-rate benefits. Furthermore, we believe that our total projected expenses for the full year 2010 would have been approximately $27 million higher than 2009 had we not initiated our transformation initiatives. Although this benefit is below our initial expectation of $40 million, we have delayed certain initiatives and increased the scope of our program to target additional revenue and cost opportunities beyond the original amount of expenses previously targeted and have incurred additional costs in 2010 as a result of these efforts. In addition, a portion of these cost savings have been, and will continue to be, reinvested into the business in various areas, including the further development of our information technology platform, increasing sales and marketing efforts and developing an enterprise risk management process.
     Our expectation of transformation benefits represent our best estimate to date. Since the execution of certain initiatives is still in process, the amount and nature of actual benefits realized could vary from expectations.
     Our private label services agreements with Merrill Lynch Credit Corporation, including the Origination Assistance Agreement, are scheduled to automatically renew on December 31, 2010, for an additional five year period provided that we comply with the terms of the agreements. We believe that these private label services agreements will be renewed consistent with applicable contract terms.

     The following table presents summarized results for PHH Corporation and its reportable segments for the third quarters and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions, except per share data)
PHH Corporation Consolidated
Net (loss) income attributable to PHH Corporation	$(8)	$(52)	$(133)	$56
Basic (loss) earnings per share attributable to PHH Corporation	(0.14)	(0.94)	(2.39)	1.03
Diluted (loss) earnings per share attributable to PHH Corporation	(0.14)	(0.94)	(2.39)	1.02

Reportable Segments Profit (Loss)
Mortgage Production segment	$161	$46	$235	$241
Mortgage Servicing segment	(195)	(139)	(492)	(171)

Combined Mortgage Services segments	(34)	(93)	(257)	70

Fleet Management Services segment	17	14	38	39
     The following summarizes the key highlights that drove our operating performance and segment (loss) profit for our reportable segments during the period indicated in 2010 in comparison to the same period in 2009:
     Mortgage Production Segment
          Third Quarter
•	A greater mix of refinance closings during the third quarter of 2010 as well as an $8.8 billion (160%) increase in interest rate lock commitments expected to close during the third quarter of 2010

•	The trend of higher pricing margins on mortgage loans continued through the third quarter of 2010 although margins have begun to soften in the fourth quarter

•	Increase in the mix of wholesale/correspondent closings to 32% during the third quarter of 2010 from 16% during the same period in 2009, which represents the execution of our strategy to focus on this channel in 2010 and grow market share.
          Year to Date
•	A $9.2 billion (46%) increase in interest rate lock commitments expected to close during the nine months ended September 30, 2010

•	Pricing margins on mortgage loans during the nine months ended September 30, 2010 were higher than the historical average and were relatively consistent with the same period in 2009; however, there was a decrease in total margin during the nine months ended September 30, 2010 due to the lower value of initial capitalized mortgage servicing rights resulting from continuing reductions in mortgage interest rates

•	Increase the mix of wholesale/correspondent closings to 28% during the nine months ended September 30, 2010 from 14% during the same period in 2009, which represents the execution of our strategy to focus on this channel in 2010 and grow market share.

     Mortgage Servicing Segment
          Third Quarter
•	Delinquency rates began to stabilize during the third quarter of 2010, which favorably impacted the change in value of our mortgage servicing rights due to changes in portfolio delinquencies and foreclosures during the third quarter of 2010 compared to the same period in 2009

•	Average loan servicing portfolio increased by $8 billion (5%) as additions to the mortgage servicing portfolio exceeded actual prepayments

•	The fair value of our mortgage servicing rights declined by $191 million and $89 million in 2010 and 2009, respectively, due to changes in market-related inputs and assumptions. The change in the fair value of mortgage servicing rights was negatively impacted in both periods by declines in mortgage interest rates

•	Foreclosure costs decreased to $8 million during the third quarter of 2010, from $25 million during the same period in 2009 due to the impact of timing of loan repurchases and indemnifications and the related impact on our loss provisions as well as the beginnings of stability in our repurchase trends.

•	A decrease in delinquencies in our servicing portfolio from the third quarter of 2009 that was offset by an increase in foreclosure, real estate owned and bankruptcies
          Year to Date
•	Delinquency rates have begun to stabilize during the third quarter of 2010, which has favorably impacted the change in value of our mortgage servicing rights due to changes in portfolio delinquencies and foreclosures during the nine months ended September 30, 2010 compared to the same period in 2009

•	Average loan servicing portfolio increased by $5.5 billion (4%) as additions to the mortgage servicing portfolio exceeded actual prepayments

•	The fair value of our mortgage servicing rights declined by $453 million during the nine months ended September 30, 2010 compared to an increase of $15 million during the same period in 2009 due to changes in market-related inputs and assumptions, and was impacted in both periods primarily by changes in mortgage interest rates

•	Foreclosure costs decreased to $51 million during the nine months ended September 30, 2010, from $59 million during the same period in 2009 due to the impact of timing of loan repurchases and indemnifications and the related impact on our loss provisions
     Fleet Management Services Segment
          Third Quarter
•	Continued improved leasing margins and focus on cost reductions positively impacted our results during the third quarter of 2010 compared to the same period in 2009

•	Average leased units decreased 7% as existing clients have reduced fleets due to the current economic conditions and as we continue to realize the impact of non-renewals of lease arrangements in previous years

•	An internal segment recapitalization caused a $3 million unfavorable impact during the third quarter of 2010 compared to the same period in 2009
          Year to Date
•	Continued improved leasing margins and focus on cost reductions positively impacted our results during the nine months ended September 30, 2010 compared to the same period in 2009

•	Average leased units decreased 8% as existing clients have reduced fleets due to the current economic conditions and as we continue to realize the impact of non-renewal of lease arrangements in previous years

•	An internal segment recapitalization caused a $10 million unfavorable impact during the nine months ended September 30, 2010 compared to the same period in 2009
     See “—Results of Operations—Third Quarter 2010 vs. Third Quarter 2009” and “—Results of Operations—Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009” for additional information regarding our consolidated results and the results of each of our reportable segments for the respective period.
Industry Trends
     Regulatory Trends
     Focus on foreclosure practices
     During the third quarter of 2010, several of our mortgage servicing competitors announced the suspension of foreclosure proceedings in various judicial foreclosure states due to concerns associated with the preparation and execution of affidavits used in connection with foreclosure proceedings in such states. In addition, at least one such competitor has announced the temporary suspension of foreclosure proceedings in all 50 states while it reviews its foreclosure procedures. Due in part to these announcements, we have received inquiries from regulators and attorneys general of certain states requesting information as to our foreclosure processes and procedures. Additionally, various inquiries and investigations of, and legal proceedings against, certain of our competitors have been initiated by attorneys general of certain states and the U.S. Department of Justice, and certain title insurance companies have announced that they will suspend issuing title insurance policies on properties that have been foreclosed upon by such firms.
     We have completed a comprehensive review of our foreclosure procedures and based on this review we have not halted foreclosures in any states and have no plans to initiate a foreclosure moratorium. Potential delays in completing foreclosures could negatively impact both our liquidity position and ultimate loss severities; however, these recent developments are dynamic and the ultimate outcome of these actions is uncertain. We continue to monitor and evaluate the potential impact that the additional regulatory focus on foreclosure practices may have on our business.
     See “Part II—Item 1A. Risk Factors—Risks Related to our Business—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” in this Form 10-Q for more information.
     Financial Reform
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law, certain provisions of which became effective on July 22, 2010. The Dodd-Frank Act establishes a new consumer financial protection agency with broad regulatory powers and increases federal regulatory oversight of many aspects of the financial services industry including the areas of mortgage originations and sales and asset-backed securitizations.
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
     If the mortgage loans sold into securities sponsored by Fannie Mae, Freddie Mac and Ginnie Mae do not meet the definition of a “qualified mortgage”, then they may be required to retain a portion of the risk of assets they securitize, which may in turn substantially reduce or eliminate their ability to issue mortgage-backed securities.

     Any disruption or limitations in the purchase or securitization of mortgage loans by the Fannie Mae, Freddie Mac, or Ginnie Mae would have a significant negative impact on the entire industry, including us, since a majority of loans currently being originated are sold to the these entities.
     Our Vehicle Management Services segment utilizes asset-backed debt issued by Chesapeake to support the acquisition of vehicles used in our U.S. leasing operations. Historically, we have maintained subordinated rights to, and a first loss position in, excess of five percent of the assets supporting the securities and other indebtedness issued by Chesapeake. While we expect to retain our economic interest in the credit risk associated with the assets securitized by Chesapeake consistent with historic levels, we may be required to retain a larger economic interest in Chesapeake depending on the final risk retention regulations to be issued by federal regulators under the Dodd-Frank Act.
     We are continuing to evaluate all aspects of the Dodd-Frank Act. This legislation and related regulations will likely lead to heightened federal regulation and oversight of our business activities and result in higher regulatory compliance costs across the industry. We believe that the increase in these costs is likely to result in higher loan origination fees or interest rates to potential borrowers.
     Government initiatives to stabilize the U.S housing market
     The recent economic conditions in the U.S. have resulted, and could continue to result, in increased delinquencies, home price depreciation and lower home sales. In response to these trends, the U.S. government has taken several actions that are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. Certain of these actions are also intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes. Some of these key actions that have impacted, and may continue to impact, the U.S. mortgage industry include the enactment of the Housing and Economic Recovery Act of 2008, the conservatorship of Fannie Mae and Freddie Mac, the enactment of the Emergency Economic Stabilization Act of 2008, the Troubled Asset Relief Program, the implementation of a streamlined loan modification program for Fannie Mae loans for qualified borrowers and enhanced economic incentive compensation for mortgage loan servicers to modify qualified loans with additional incentives for loans that continue to perform for a period of time following modification (“HAMP”), the Home Affordable Refinance Program as part of the Homeowner Affordability and Stability Plan (“HASP”), the purchase by the Federal Reserve of direct obligations of the government-sponsored entities, the enactment of the American Recovery and Reinvestment Act of 2009 and the implementation of the Public-Private Investment Program.
     While some of these programs have benefited us through higher loan origination volumes, we have not yet seen improvements in home prices or related loss-severities through the third quarter of 2010.
     Mortgage Industry Trends
     The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates, the strength of the U.S. housing market and investor underwriting standards for borrower credit and loan-to-value ratios. Current economic conditions have impacted mortgage interest rates during the nine months ended September 30, 2010. Mortgage rates have remained at historically low levels into the fourth quarter of 2010, which has generated an increase in refinance activity. Although the level of interest rates is a key driver of refinancing activity, there are other factors which influence the level of refinance originations, including home prices, underwriting standards and product characteristics.
     Mortgage Production Trends
     The mortgage industry has continued to utilize more restrictive underwriting standards that made it more difficult for borrowers with less than prime credit records, limited funds for down payments or a high loan-to-value ratio to qualify for a mortgage. While there is uncertainty regarding their long-term impact, the HASP programs, discussed above under “—Regulatory Trends,” expands the population of eligible borrowers by expanding the maximum loan-to-value ratio to 125% for existing Fannie Mae loans which we believe had a favorable impact on mortgage industry origination volumes and should continue during the remainder of 2010.

     As of October 2010, Fannie Mae’s Economics and Mortgage Market Analysis forecasted a decrease in industry loan originations of approximately 22% in 2010 from 2009 levels, which was comprised of a 27% decrease in forecasted refinance activity and an 11% decrease in forecasted purchase originations. Fannie Mae’s Economics and Mortgage Market Analysis forecast projects an increase in refinance originations during the remainder of 2010, which is reflective of the recent decline in mortgage interest rates to historically low levels.
     Given the extraordinary level of refinance activity experienced during 2010, we have increased staffing levels in our Mortgage Production segment and entered into several outsourcing arrangements to assist us in processing and closing our current pipeline of loans and to maintain our service level standards with our private label clients. While these initiatives may increase production costs in the short-term, they provide us with significantly more flexibility in managing the changing level of origination volumes.
     Loan margins across the industry were higher on average during the three months ended September 30, 2010 from the first half of the year, and were reflective of an increase in industry origination volume from borrower refinance activity and low secondary market rates for conforming mortgage-backed securities. Loan margins have remained and we expect them to continue to remain higher than years prior to 2008, which we believe is reflective of a longer term view of the returns required to manage the underlying risk of a mortgage production business.
     Although we continue to experience a challenging environment for purchase originations, our Mortgage Production segment’s origination volumes were positively impacted by a higher level of home affordability driven by both declines in home prices and historically low mortgage interest rates. We expect the environment for purchase originations to continue to be challenging during the remainder of 2010 and going into 2011, due in part to the higher amount of distressed property sales comprising existing home sales; however, we anticipate that the level of housing affordability could offset that decline to some extent.
     In response to the trends impacting the decline in overall industry originations and margins, we are actively working to grow our market share and improve our profitability. See “—Results of Operations—Third Quarter 2010 vs. Third Quarter 2009—Segment Results—Mortgage Production Segment” and “—Results of Operations—Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009—Segment Results—Mortgage Production Segment” for a further discussion of these initiatives and their anticipated impact on our mortgage business.
     The majority of industry loan originations during the third quarter and nine months ended September 30, 2010 were fixed-rate conforming loans and substantially all of our loans closed to be sold were conforming. We continued to observe a lack of liquidity and lower valuations in the secondary mortgage market for non-conforming loans during the nine months ended September 30, 2010. Although we expect this trend to continue during the remainder of 2010, we have observed that the market for prime loan production with loan amounts exceeding the GSE guidelines have begun to re-emerge.
     Mortgage Servicing Trends
     The declining housing market and general economic conditions, including elevated unemployment rates, have continued to negatively impact our Mortgage Servicing segment. Industry-wide mortgage loan delinquency rates have increased and may continue to increase over 2009 levels in correlation with unemployment rates. We expect foreclosure costs to remain elevated during the remainder of 2010 and into 2011 due to an increase in loss severity, repurchase requests and declining home prices.
     As of September 30, 2010, our wholly owned mortgage reinsurance subsidiary, Atrium Reinsurance Corporation, had outstanding reinsurance agreements that were inactive and in runoff with two primary mortgage insurers. While in runoff, we continue to collect premiums and have risk of loss on the current population of loans reinsured, but we may not add to that population of loans. Although HAMP could reduce our exposure to reinsurance losses through the loan modification and refinance programs, increases in mortgage loan delinquency rates and lower home prices could continue to have a further negative impact on our reinsurance business. Servicer incentives received from the U.S. Department of the Treasury under HAMP did not significantly impact our results of operations and were $1 million and $2 million during the three and nine months ended September 30, 2010, respectively.
     As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, our provision for reinsurance losses may increase during the remainder of 2010 in comparison to 2009 as anticipated losses become incurred. Additionally, we expect to continue to pay claims for certain book years during the remainder of 2010. We hold securities in trust related to our potential obligation to pay such claims, which were $286 million and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2010. We continue to believe that the amount of securities held in trust is significantly higher than the expected claims for reinsurance losses.
     There has been a recent industry focus on mortgage loan repurchase obligations from private investors and securitizations. Several firms have initiated lawsuits representing private investors alleging failure to comply with applicable representation and warranty provisions in the private sale and securitization agreements. Loans held by private investors have only comprised 11% of our total agreed upon repurchases and indemnifications during the last eighteen months ending on September 30, 2010. Given the recent industry focus, we could experience an increase in loan repurchases and indemnifications from private investors and we are continuing to monitor these trends and the related impact on our overall loan repurchase and indemnification obligations.
     See “— Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q for additional information regarding mortgage reinsurance and loan repurchases.
     Fleet Management Services Industry Trends
     Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services. The U.S. commercial fleet management services market has continued to experience minimal growth over the last several years as reported by Automotive Fleet. The North American automobile manufacturers are projecting an increase in the demand for new vehicle production during the remainder of 2010. Despite the fact that there appears to be signs of recovery within the automotive industry, we experienced a decline in our leased units in the nine months ended September 30, 2010 and we expect that this trend will also continue during the remainder of 2010 as the increase in replacement vehicles is not likely to completely offset the impact of the U.S. economic recession.

Results of Operations—Third Quarter 2010 vs. Third Quarter 2009

Consolidated Results
     Our consolidated results of operations for the third quarters of 2010 and 2009 were comprised of the following:

	Three Months
	Ended September 30,
	2010	2009	Change
	(In millions)
Net fee income	$113	$106	$7
Fleet lease income	342	363	(21)
Gain on mortgage loans, net	265	115	150
Mortgage net finance expense	(18)	(16)	(2)
Loan servicing income	105	109	(4)
Change in fair value of mortgage servicing rights	(254)	(186)	(68)
Other income	19	16	3

Net revenues	572	507	65

Depreciation on operating leases	307	315	(8)
Fleet interest expense	24	21	3
Total other expenses	243	251	(8)

Total expenses	574	587	(13)

Loss before income taxes	(2)	(80)	78
Benefit from income taxes	(9)	(32)	23

Net income (loss)	7	(48)	55
Less: net income attributable to noncontrolling interest	15	4	11

Net loss attributable to PHH Corporation	$(8)	$(52)	$44

     Our Net loss attributable to PHH Corporation decreased by $44 million during the third quarter of 2010 compared to the third quarter of 2009 primarily due to increases in segment profit in our Mortgage Production and Fleet Management Services segments that were offset by an increase in segment loss in our Mortgage Servicing segment primarily due to unfavorable market-related fair value adjustments related to our mortgage servicing rights. A more detailed discussion of the results for our reportable segments is presented within Segment Results below.
     We record our interim income tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable in accordance with ASC 740, “Income Taxes.” Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore we record discrete year-to-date income tax provisions on those results.
     During the third quarter of 2010, the Benefit from income taxes was $9 million and was impacted by a $3 million net decrease in valuation allowances for deferred tax assets (primarily due to taxable income generated during the third quarter of 2010).
     During the third quarter of 2009, the Benefit from income taxes was $32 million and was impacted by a $2 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the third quarter of 2009 for which we believe it is more likely than not that the loss carryforwards will not be realized).
Segment Results
     Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments and intersegment eliminations are presented as Other in Note 15, “Segment Information”, in the accompanying Notes to Consolidated Financial Statements included in this

Form 10-Q. Segment profit or loss is presented as the income or loss before income tax provision or benefit and after net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy Corporation’s noncontrolling interest in the profits and losses of the Mortgage Venture.
     During the first quarter of 2010, our Mortgage and Fleet businesses paid dividends to PHH Corporation in order to effect a reallocation of capital between our businesses (“recapitalization”). Management evaluated several data sources, including rating agency leverage benchmarks, industry comparables and asset-backed securities market subordination levels to establish the revised equity levels in our businesses. The dividend payments impacted the balances under our intercompany funding arrangements, which are used to determine the allocation of our financing costs to our segments. Had the dividends been paid at the beginning of 2009, segment (loss) profit for our combined Mortgage Services segments and our Mortgage Production segment would have each changed favorably by $3 million and segment profit for our Fleet Management Services segment would have decreased by $3 million for the third quarter of 2009.
     Mortgage Services
     The following table presents a summary of our financial results for our combined Mortgage Services segments. See Mortgage Production Segment and Mortgage Servicing Segment below for a discussion of the two reportable segments individually.

	Three Months Ended
	September 30,
	2010	2009	Change	% Change
		(In millions)
Mortgage fees	$75	$69	$6	9%

Gain on mortgage loans, net	265	115	150	130%

Mortgage interest income	29	20	9	45%
Mortgage interest expense	(46)	(36)	(10)	(28)%

Mortgage net finance expense	(17)	(16)	(1)	(6)%

Loan servicing income	105	109	(4)	(4)%
Change in fair value of mortgage servicing rights	(254)	(186)	(68)	(37)%

Net loan servicing loss	(149)	(77)	(72)	(94)%

Other income	2	4	(2)	(50)%

Net revenues	176	95	81	85%

Salaries and related expenses	104	89	15	17%
Occupancy and other office expenses	11	12	(1)	(8)%
Other depreciation and amortization	2	4	(2)	(50)%
Other operating expenses	78	79	(1)	(1)%

Total expenses	195	184	11	6%

Loss before income taxes	(19)	(89)	70	79%
Less: net income attributable to noncontrolling interest	15	4	11	275%

Combined Mortgage Services segments loss	$(34)	$(93)	$59	63%

     The following table presents the components of Total expenses:

	Three Months Ended
	September 30,
	2010	2009	Change	% Change
		(In millions)
Production-related expenses(1)	$135	$105	$30	29%
Servicing-related expenses	21	20	1	5%
Foreclosure costs	8	25	(17)	(68)%
Other expenses	31	34	(3)	(9)%

Total expenses	$195	$184	$11	6%

(1)	Approximately 82% of production-related expenses for the third quarter of 2010 are scalable with origination volumes.
     Production-related expenses represent direct costs associated with the origination of mortgage loans, including commissions, appraisal expenses, automated underwriting and other closing costs, as well as production support costs, including underwriting, processing and secondary marketing. Due to the marginal costs associated with the origination of second-lien loan originations, production-related expenses are primarily driven by first mortgage closings. Production-related expenses increased by 29% primarily due to a 39% increase in the total number of first mortgage closings (units). Servicing-related expenses represent the operating costs of our Mortgage Servicing segment for performing the related servicing activities associated with our loan servicing portfolio. The increase in servicing-related expenses is primarily due to the higher costs associated with delinquencies and defaults in our loan servicing portfolio. Foreclosure costs decreased by 68% primarily due to the volatility and timing of loan repurchases and indemnifications and the related impact on loss provisions. Other expenses consist of support functions, including information technology, finance, human resources, legal and corporate allocations. The decrease in Other expenses is primarily attributable to other depreciation and amortization.

     Mortgage Production Segment
     The following tables present a summary of our financial results and related key drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended September 30,
	2010	2009	Change	% Change
	(Dollars in millions, except
	average loan amount)
Loans closed to be sold	$9,976	$6,630	$3,346	50%
Fee-based closings	2,702	2,383	319	13%

Total closings	$12,678	$9,013	$3,665	41%

Purchase closings	$5,361	$4,481	$880	20%
Refinance closings	7,317	4,532	2,785	61%

Total closings	$12,678	$9,013	$3,665	41%

Fixed rate	$10,134	$6,870	$3,264	48%
Adjustable rate	2,544	2,143	401	19%

Total closings	$12,678	$9,013	$3,665	41%

Retail closings	$8,567	$7,534	$1,033	14%
Wholesale/correspondent closings	4,111	1,479	2,632	178%

Total closings	$12,678	$9,013	$3,665	41%

First mortgage closings (units)	50,695	36,500	14,195	39%
Second-lien closings (units)	2,222	2,661	(439)	(16)%

Number of loans closed (units)	52,917	39,161	13,756	35%

Average loan amount	$239,585	$230,151	$9,434	4%

Loans sold	$9,293	$7,428	$1,865	25%

Applications	$27,166	$11,264	$15,902	141%

IRLCs expected to close	$14,361	$5,514	$8,847	160%

	Three Months
	Ended September 30,
	2010	2009	Change	% Change
		(In millions)
Mortgage fees	$75	$69	$6	9%

Gain on mortgage loans, net	265	115	150	130%

Mortgage interest income	26	17	9	53%
Mortgage interest expense	(30)	(19)	(11)	(58)%

Mortgage net finance expense	(4)	(2)	(2)	(100)%
Other income	—	3	(3)	(100)%

Net revenues	336	185	151	82%

Salaries and related expenses	95	80	15	19%
Occupancy and other office expenses	9	9	—	—
Other depreciation and amortization	2	3	(1)	(33)%
Other operating expenses	54	43	11	26%

Total expenses	160	135	25	19%

Income before income taxes	176	50	126	252%
Less: net income attributable to noncontrolling interest	15	4	11	275%

Segment profit	$161	$46	$115	250%

     Mortgage Production Statistics
     The mix of total closings shifted to a higher percentage of refinance closings in the third quarter of 2010 compared to the third quarter of 2009 primarily due to a decline in mortgage interest rates which began during the second quarter of 2010 and continued through the third quarter of 2010. The higher purchase closings in the third quarter of 2010 was driven by improvement in home sales as compared to the same period in 2009 and the acceleration of purchase closings due to the expiration of the home purchase tax credit. Mortgage rates declined further during the third quarter of 2010 which generated an increase in refinance activity and interest rate lock commitments expected to close that is expected to generate a higher mix of refinance closings in the fourth quarter of 2010.
     We experienced an increase in both retail closings and wholesale/correspondent closings during the third quarter of 2010. The increase in originations from our wholesale/correspondent channel during 2010 is due to our efforts to expand production in this channel and has contributed to our growth in overall originations. Generally, retail closings are more profitable than wholesale/correspondent closings and have higher loan margins and higher expenses.
     Mortgage Fees
     Loans closed to be sold and fee-based closings are the key drivers of Mortgage fees. Mortgage fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings. Fee income consists of amounts earned related to application and underwriting fees, fees on cancelled loans and appraisal and other income generated by our appraisal services business. Fee income also consists of amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from our private-label mortgage outsourcing activities. Fees associated with the origination and acquisition of mortgage loans are recognized as earned.
     Mortgage fees increased by $6 million (9%) primarily due to the increase in retail closings, coupled with a 13% increase in fee-based closings during the third quarter of 2010 compared to the third quarter of 2009.
     Gain on Mortgage Loans, Net
     Interest rate lock commitments expected to close are the primary driver of Gain on mortgage loans, net. Gain on mortgage loans, net includes realized and unrealized gains and losses on our mortgage loans, as well as the changes in fair value of our interest rate locks and loan-related derivatives. The fair value of our interest rate locks is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of commitments that will result in a closed mortgage loan. The valuation of our interest rate lock commitments and mortgage loans approximates a whole-loan price, which includes the value of the related mortgage servicing rights. Mortgage servicing rights are recognized and capitalized at the date the loans are sold and subsequent changes in the fair value are recorded in Change in fair value of mortgage servicing rights in the Mortgage Servicing segment.
     The components of Gain on mortgage loans, net were as follows:

	Three Months
	Ended September 30,
	2010	2009	Change	% Change
		(In millions)
Gain on loans	$259	$80	$179	224%
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(2)	(3)	1	33%
Economic hedge results	8	38	(30)	(79)%

Total change in fair value of mortgage loans and related derivatives	6	35	(29)	(83)%

Gain on mortgage loans, net	$265	$115	$150	130%

     Gain on mortgage loans, net increased by $150 million (130%) during the third quarter of 2010 compared to the third quarter of 2009 due to a $179 million increase in gain on loans partially offset by a $29 million unfavorable variance from the change in fair value of mortgage loans and related derivatives.
     The $179 million increase in gain on loans during the third quarter of 2010 compared to the third quarter of 2009 was primarily due to a 160% increase in interest rate lock commitments expected to close coupled with higher loan margins. The significantly higher margins during the third quarter of 2010 were primarily attributable to lower secondary market rates for conforming mortgage-backed securities, which led to lower mortgage interest rates and an increase in industry refinance activity for conforming first mortgage loans. Loan margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity. The increase in interest rate lock commitments expected to close was primarily attributable to a decline in mortgage interest rates which began during the second quarter of 2010 and continued through the third quarter of 2010.
     Mortgage Net Finance Expense
     Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on mortgage loans and interest expense allocated on debt used to fund mortgage loans and is driven by the average balance of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment increased by $2 million during the third quarter of 2010 compared to the third quarter of 2009 due to an $11 million (58%) increase in Mortgage interest expense that was partially offset by a $9 million (53%) increase in Mortgage interest income. The $11 million increase in Mortgage interest expense was primarily due to higher average outstanding borrowings partially offset by the reallocation of capital between businesses, as discussed above. The $9 million increase in Mortgage interest income was primarily attributable to higher average volume of loans held for sale primarily due to a 50% increase in loans closed to be sold partially offset by lower interest rates related to loans held for sale related to the decline in mortgage interest rates experienced during the third quarter of 2010.
     Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses increased by $15 million (19%) during the third quarter of 2010 compared to the third quarter of 2009 due to a $6 million increase in salaries and related benefits, a $5 million increase in commissions expense due to an increase in loan closings and a $4 million increase in incentives. The increase in salaries and related benefits was primarily attributable to an increase in costs associated with temporary and contract personnel in response to higher loan origination volumes coupled with an increase in salaries and other benefit costs due to an increase in permanent employees in the third quarter of 2010 compared to the third quarter of 2009.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses increased by $11 million (26%) during the third quarter of 2010 compared to the third quarter of 2009 primarily due to a $9 million increase in production-related direct expenses as a result of the increase in total closings and first mortgage retail originations and applications.

     Mortgage Servicing Segment
     The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended September 30,
	2010	2009	Change	% Change
		(In millions)
Average loan servicing portfolio	$157,479	$149,526	$7,953	5%

	Three Months
	Ended September 30,
	2010	2009	Change	% Change
		(In millions)
Mortgage interest income	$3	$3	$—	—
Mortgage interest expense	(16)	(17)	1	6%

Mortgage net finance expense	(13)	(14)	1	7%

Loan servicing income	105	109	(4)	(4)%
Change in fair value of mortgage servicing rights	(254)	(186)	(68)	(37)%

Net loan servicing loss	(149)	(77)	(72)	(94)%

Other income	2	1	1	100%

Net revenues	(160)	(90)	(70)	(78)%

Salaries and related expenses	9	9	—	—
Occupancy and other office expenses	2	3	(1)	(33)%
Other depreciation and amortization	—	1	(1)	(100)%
Other operating expenses	24	36	(12)	(33)%

Total expenses	35	49	(14)	(29)%

Segment loss	$(195)	$(139)	$(56)	(40)%

     Mortgage Net Finance Expense
     Mortgage net finance expense allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, income from investment balances (including investments held by Atrium) and interest expense allocated on debt used to fund our mortgage servicing rights, which is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings.
     Mortgage net finance expense decreased by $1 million (7%) during the third quarter of 2010 compared to the third quarter of 2009 due to a $1 million (6%) decrease in Mortgage interest expense. The decrease in Mortgage interest expense was primarily due the lower value of mortgage servicing rights during the third quarter of 2010 as compared to the third quarter of 2009. Mortgage interest income for the third quarter of 2010 was consistent with the third quarter of 2009. Escrow balances earn income based on one-month LIBOR, which was 2 basis points higher, on average, during the third quarter of 2010 compared to the third quarter of 2009. The ending one-month LIBOR rate at September 30, 2010 was 26 basis points, which has significantly reduced the earnings opportunity related to our escrow balances, consistent with the third quarter of 2009.
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

     The components of Loan servicing income were as follows:

	Three Months
	Ended September 30,
	2010	2009	Change	% Change
		(In millions)
Net service fee revenue	$100	$104	$(4)	(4)%
Late fees and other ancillary servicing revenue	17	17	—	—
Curtailment interest paid to investors	(8)	(9)	1	11%
Net reinsurance loss	(4)	(3)	(1)	(33)%

Loan servicing income	$105	$109	$(4)	(4)%

     Loan servicing income decreased by $4 million (4%) during the third quarter of 2010 compared to the third quarter of 2009 due to a $4 million decrease in net service fee revenue. The $4 million decrease in net service fee revenue was primarily due to the sale of excess servicing associated with a portion of our mortgage servicing rights executed during the fourth quarter of 2009 and an increase in guarantee fees as a result of a greater composition of loans sold to the GSEs included in our capitalized loan servicing portfolio partially offset by a 5% increase in the average loan servicing portfolio.
     Change in Fair Value of Mortgage Servicing Rights
     The fair value of our mortgage servicing rights (“MSRs”) is estimated based upon projections of expected future cash flows from our MSRs considering prepayment estimates, our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the MSRs valuation.
     The components of Change in fair value of mortgage servicing rights were as follows:

	Three Months
	Ended September 30,
	2010	2009	Change	% Change
		(In millions)
Actual prepayments of the underlying mortgage loans	$(48)	$(50)	$2	4%
Actual receipts of recurring cash flows	(9)	(16)	7	44%
Credit-related fair value adjustments(1)	(6)	(31)	25	81%
Market-related fair value adjustments(2)	(191)	(89)	(102)	(115)%

Change in fair value of mortgage servicing rights	$(254)	$(186)	$(68)	(37)%

(1)	Represents the change in fair value primarily due to changes in portfolio delinquencies and foreclosures.

(2)	Represents the change in fair value due to changes in market inputs and assumptions used in the valuation model.
     The change in fair value of MSRs due to actual prepayments is driven by two factors: (i) the number of loans that prepaid during the period and (ii) the current value of the mortgage servicing right asset at the time of prepayment. Actual prepayments were 13% higher in the third quarter of 2010 as compared to the third quarter of 2009. The higher prepayments were offset by a significantly lower relative value of the MSR asset at the time of prepayment. The average MSR value of prepayments was 18 basis points lower for the third quarter of 2010 as compared to in the third quarter of 2009.
     Credit-related fair value adjustments reduced the value of our MSRs by $6 million during the third quarter of 2010 as portfolio delinquencies and foreclosures remained elevated. The $31 million decline during the third quarter of 2009 was primarily due to the continued deteriorating economic conditions in the broader U.S. economy which resulted in an increase in total delinquencies attributable to the capitalized servicing portfolio.
     The $191 million unfavorable change during the third quarter of 2010 due to market-related fair value adjustments was primarily due to a significant decrease in mortgage interest rates experienced during the third quarter of 2010 which led to higher expected prepayments. The $89 million unfavorable change during the third quarter of 2009 was primarily due to a decrease in mortgage interest rates leading to higher expected prepayment speeds.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with mortgage loans in foreclosure and real estate owned and allocations for overhead. Other operating expenses decreased by $12 million (33%) during the third quarter of 2010 compared to the third quarter of 2009 primarily related to a $17 million decrease in foreclosure costs primarily due to the timing of loan repurchases and indemnifications and the related impact on loss provisions. During the third quarter of 2009, our actual and projected repurchases and indemnifications were significantly impacted by increased delinquency rates and a decline in housing prices associated with the continued deteriorating economic conditions in the broader U.S. economy during that time period.
     Fleet Management Services Segment
     The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Three Months
	Ended September 30,
	2010	2009	Change	% Change
	(In thousands of units)
Leased vehicles	289	310	(21)	(7)%
Maintenance service cards	286	273	13	5%
Fuel cards	276	281	(5)	(2)%
Accident management vehicles	290	301	(11)	(4)%

	Three Months
	Ended September 30,
	2010	2009	Change	% Change
		(In millions)
Fleet management fees	$38	$37	$1	3%
Fleet lease income	342	363	(21)	(6)%
Other income	17	14	3	21%

Net revenues	397	414	(17)	(4)%

Salaries and related expenses	19	21	(2)	(10)%
Occupancy and other office expenses	5	4	1	25%
Depreciation on operating leases	307	315	(8)	(3)%
Fleet interest expense	25	22	3	14%
Other depreciation and amortization	3	2	1	50%
Other operating expenses	21	36	(15)	(42)%

Total expenses	380	400	(20)	(5)%

Segment profit	$17	$14	$3	21%

     Fleet Management Fees
     Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $1 million (3%) during the third quarter of 2010 compared to the third quarter of 2009 primarily due to higher usage of fleet management fee-based services which offset the impact from lower unit volumes.

     Fleet Lease Income
     Fleet lease income decreased by $21 million (6%) during the third quarter of 2010 compared to the third quarter of 2009, primarily due to a decrease in lease syndication volume and a decline in average leased vehicles.
     Other Income
     Other income increased by $3 million (21%) during the third quarter of 2010 compared to the third quarter of 2009 primarily due to increased vehicle sales at our dealerships.
     Salaries and related expenses
     Salaries and related expenses decreased by $2 million (10%) during the third quarter of 2010 compared to the third quarter of 2009 primarily due to a reduction in the average number of employees and incentive compensation.
     Depreciation on Operating Leases
     Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the third quarter of 2010 decreased by $8 million (3%) compared to the third quarter of 2009 primarily due to the decrease in average vehicles under operating leases.
     Fleet Interest Expense
     Fleet interest expense increased by $3 million (14%) during the third quarter of 2010 compared to the third quarter of 2009 primarily due to the impact of an internal segment recapitalization and an increase in deferred financing fees.
     Other Operating Expenses
     Other operating expenses decreased $15 million (42%) during the third quarter of 2010 compared to the third quarter of 2009 primarily due to a decrease in the cost of goods sold from a decrease in lease syndication volume.

Results of Operations—Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

Consolidated Results
     Our consolidated results of operations for the nine months ended September 30, 2010 and 2009 were comprised of the following:

	Nine Months
	Ended September 30,
	2010	2009	Change
		(In millions)
Net fee income	$309	$328	$(19)
Fleet lease income	1,030	1,087	(57)
Gain on mortgage loans, net	509	450	59
Mortgage net finance expense	(57)	(39)	(18)
Loan servicing income	303	309	(6)
Change in fair value of mortgage servicing rights	(626)	(294)	(332)
Other income	52	21	31

Net revenues	1,520	1,862	(342)

Depreciation on operating leases	921	962	(41)
Fleet interest expense	72	72	—
Total other expenses	725	717	8

Total expenses	1,718	1,751	(33)

(Loss) income before income taxes	(198)	111	(309)
(Benefit from) provision for income taxes	(87)	43	(130)

Net (loss) income	(111)	68	(179)
Less: net income attributable to noncontrolling interest	22	12	10

Net (loss) income attributable to PHH Corporation	$(133)	$56	$(189)

     Our Net (loss) income attributable to PHH Corporation decreased by $189 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to small declines in segment profit in our Mortgage Production and Fleet Management Services segments coupled with a significant increase in segment loss in our Mortgage Servicing segment primarily due to unfavorable market-related fair value adjustments related to our mortgage servicing rights. A more detailed discussion of the results for our reportable segments is presented within Segment Results below.
     We record our interim income tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable in accordance with ASC 740, “Income Taxes.” Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore we record discrete year-to-date income tax provisions on those results.
     During the nine months ended September 30, 2010, the Benefit from income taxes was $87 million and was impacted by a $2 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the nine months ended September 30, 2010 for which we believe it is more likely than not that the loss carryforwards will not be realized).
     During the nine months ended September 30, 2009, the Provision for income taxes was $43 million and was impacted by a $1 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the nine months ended September 30, 2009 for which the Company believes it is more likely then not that the loss carryforwards will not be realized).

Segment Results
     Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments and intersegment eliminations are presented as Other in Note 15, “Segment Information”, in the accompanying Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q. Segment profit or loss is presented as the income or loss before income tax provision or benefit and after net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy Corporation’s noncontrolling interest in the profits and losses of the Mortgage Venture.
     During the first quarter of 2010, our Mortgage and Fleet businesses paid dividends to PHH Corporation in order to effect a reallocation of capital between our businesses. Management evaluated several data sources, including rating agency leverage benchmarks, industry comparables and asset-backed securities market subordination levels to establish the revised equity levels in our businesses. The dividend payments impact the balances under our intercompany funding arrangements, which are used to determine the allocation of our financing costs to our segments. Had the dividends been paid at the beginning of 2009, segment (loss) profit for our combined Mortgage Services segments and our Mortgage Production segment would have each changed favorably by $10 million and segment profit for our Fleet Management Services segment would have decreased by $10 million for the nine months ended September 30, 2009.
     Mortgage Services
     The following table presents a summary of our financial results for our combined Mortgage Services segments. See Mortgage Production Segment and Mortgage Servicing Segment below for a discussion of the two reportable segments individually.

	Nine Months Ended
	September 30,
	2010	2009	Change	% Change
		(In millions)
Mortgage fees	$193	$216	$(23)	(11)%

Gain on mortgage loans, net	509	450	59	13%

Mortgage interest income	70	71	(1)	(1)%
Mortgage interest expense	(125)	(112)	(13)	(12)%

Mortgage net finance expense	(55)	(41)	(14)	(34)%

Loan servicing income	303	309	(6)	(2)%
Change in fair value of mortgage servicing rights	(626)	(294)	(332)	(113)%

Net loan servicing (loss) income	(323)	15	(338)	n/m (1)

Other income (expense)	4	(15)	19	n/m (1)

Net revenues	328	625	(297)	(48)%

Salaries and related expenses	285	279	6	2%
Occupancy and other office expenses	32	30	2	7%
Other depreciation and amortization	8	11	(3)	(27)%
Other operating expenses	238	223	15	7%

Total expenses	563	543	20	4%

(Loss) income before income taxes	(235)	82	(317)	n/m (1)
Less: net income attributable to noncontrolling interest	22	12	10	83%

Combined Mortgage Services segments (loss) profit	$(257)	$70	$(327)	n/m (1)

(1)	n/m — Not meaningful.

     The following table presents the components of Total expenses:

	Nine Months Ended
	September 30,
	2010	2009	Change	% Change
		(In millions)
Production-related expenses(1)	$341	$328	$13	4%
Servicing-related expenses	60	55	5	9%
Foreclosure costs	51	59	(8)	(14)%
Other expenses	111	101	10	10%

Total expenses	$563	$543	$20	4%

(1)	Approximately 80% of production-related expenses for the nine months ended September 30, 2010 are scalable with origination volumes.
     Production-related expenses represent direct costs associated with the origination of mortgage loans, including commissions, appraisal expenses, automated underwriting and other closing costs, as well as production support costs, including underwriting, processing and secondary marketing. Due to the marginal costs associated with the origination of second-lien loan originations, production-related expenses are primarily driven by first mortgage closings. Production-related expenses increased by 4% primarily due to a 4% increase in the total number of first mortgage closings (units). Servicing-related expenses represent the operating costs of our Mortgage Servicing segment for performing the related servicing activities associated with our loan servicing portfolio. The increase in servicing-related expenses is primarily due to the higher costs associated with the sustained elevation in delinquencies and defaults in our loan servicing portfolio. Foreclosure costs decreased by 14% primarily due to a decrease in actual and projected repurchases and indemnifications associated with the representations and warranties that we provide to purchasers and insurers of our sold loans which were significantly impacted by increased delinquencies and falling home prices during the nine months ended September 30, 2009. Other expenses consist of support functions, including information technology, finance, human resources, legal and corporate allocations. The increase in Other expenses is primarily attributable to outside consulting costs associated with our transformation plan.

Mortgage Production Segment
     The following tables present a summary of our financial results and related key drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Nine Months
	Ended September 30,
	2010	2009	Change	% Change
	(Dollars in millions, except
	average loan amount)
Loans closed to be sold	$23,309	$22,917	$392	2%
Fee-based closings	7,251	5,955	1,296	22%

Total closings	$30,560	$28,872	$1,688	6%

Purchase closings	$14,954	$10,937	$4,017	37%
Refinance closings	15,606	17,935	(2,329)	(13)%

Total closings	$30,560	$28,872	$1,688	6%

Fixed rate	$24,016	$23,809	$207	1%
Adjustable rate	6,544	5,063	1,481	29%

Total closings	$30,560	$28,872	$1,688	6%

Retail closings	$22,096	$24,844	$(2,748)	(11)%
Wholesale/correspondent closings	8,464	4,028	4,436	110%

Total closings	$30,560	$28,872	$1,688	6%

First mortgage closings (units)	122,763	118,451	4,312	4%
Second-lien closings (units)	6,716	8,278	(1,562)	(19)%

Number of loans closed (units)	129,479	126,729	2,750	2%

Average loan amount	$236,026	$227,827	$8,199	4%

Loans sold	$21,952	$22,558	$(606)	(3)%

Applications	$55,323	$41,807	$13,516	32%

IRLCs expected to close	$29,160	$19,999	$9,161	46%

	Nine Months
	Ended September 30,
	2010	2009	Change	% Change
		(In millions)
Mortgage fees	$193	$216	$(23)	(11)%

Gain on mortgage loans, net	509	450	59	13%

Mortgage interest income	60	61	(1)	(2)%
Mortgage interest expense	(73)	(67)	(6)	(9)%

Mortgage net finance expense	(13)	(6)	(7)	(117)%
Other income	1	5	(4)	(80)%

Net revenues	690	665	25	4%

Salaries and related expenses	256	251	5	2%
Occupancy and other office expenses	25	23	2	9%
Other depreciation and amortization	8	10	(2)	(20)%
Other operating expenses	144	128	16	13%

Total expenses	433	412	21	5%

Income before income taxes	257	253	4	2%
Less: net income attributable to noncontrolling interest	22	12	10	83%

Segment profit	$235	$241	$(6)	(2)%

     Mortgage Production Statistics
     The mix of total closings shifted from a higher percentage of refinance closings in the nine months ended September 30, 2009 towards more purchase closings in the nine months ended September 30, 2010. The higher percentage of refinance closings in the nine months ended September 30, 2009 was primarily due to historically low interest rates during that time. The higher purchase closings for the nine months ended September 30, 2010 was driven by improvement in home sales as compared to the same period in 2009 and the acceleration of purchase closings due to the expiration of the home purchase tax credit. Mortgage rates have declined further during the third quarter of 2010 which has generated an increase in refinance activity and IRLCs expected to close that is expected to generate a higher mix of refinance closings in the fourth quarter of 2010.
     The decline in retail closings was partially offset by higher wholesale/correspondent closings. Due to the significantly higher volumes in the nine months ended September 30, 2009, there was a reduced capacity for wholesale/correspondent production. The increase in originations from our wholesale/correspondent channel during 2010 is due to our efforts to expand production in this channel, which has offset declines in retail originations and allowed us to grow our overall originations. Generally, retail closings are more profitable than wholesale/correspondent and have higher loan margins and higher expenses.
     Mortgage Fees
     Loans closed to be sold and fee-based closings are key drivers of Mortgage fees. Mortgage fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings. Fee income consists of amounts earned related to application and underwriting fees, fees on cancelled loans and appraisal and other income generated by our appraisal services business. Fee income also consists of amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from our private-label mortgage outsourcing activities. Fees associated with the origination and acquisition of mortgage loans are recognized as earned.
     Mortgage fees decreased by $23 million (11%) primarily due to the 11% decrease in the total number of retail closings that was partially offset by the increase in fee-based originations during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
     Gain on Mortgage Loans, Net
     Interest rate lock commitments expected to close are the primary driver of Gain on mortgage loans, net. Gain on mortgage loans, net includes realized and unrealized gains and losses on our mortgage loans, as well as the changes in fair value of our interest rate locks and loan-related derivatives. The fair value of our interest rate locks is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of our interest rate lock commitments and mortgage loans approximates a whole-loan price, which includes the value of the related mortgage servicing rights. Mortgage servicing rights are recognized and capitalized at the date the loans are sold and subsequent changes in the fair value are recorded in Change in fair value of mortgage servicing rights in the Mortgage Servicing segment.

     The components of Gain on mortgage loans, net were as follows:

	Nine Months
	Ended September 30,
	2010	2009	Change	% Change
		(In millions)
Gain on loans	$493	$427	$66	15%
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(6)	(17)	11	65%
Economic hedge results	22	40	(18)	(45)%

Total change in fair value of mortgage loans and related derivatives	16	23	(7)	(30)%

Gain on mortgage loans, net	$509	$450	$59	13%

     Gain on mortgage loans, net increased by $59 million (13%) during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to a $66 million increase in gain on loans that was partially offset by a $7 million unfavorable variance from the change in fair value of mortgage loans and related derivatives.
     The $66 million increase in gain on loans during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to a 46% increase in interest rate lock commitments expected to close partially offset by lower total margins. Although loan pricing margins were generally consistent for the nine months ended September 30, 2009 and 2010, the decrease in total margin during the nine months ended September 30, 2010 was primarily attributable to the lower value of initial capitalized mortgage servicing rights resulting from continuing reductions in mortgage interest rates and relatively lower servicing values, coupled with lower overall industry capacity. Loan margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity. The increase in interest rate lock commitments expected to close was primarily attributable to a decline in mortgage interest rates which began during the second quarter of 2010 and continued through the third quarter of 2010.
     The $7 million unfavorable variance from the change in fair value of mortgage loans and related derivatives was due to an $18 million unfavorable variance from economic hedge results partially offset by $11 million in lower valuation adjustments for certain non-conforming mortgage loans. The unfavorable variance from economic hedge results was primarily due to changes in mortgage interest rates and lower actual and expected pullthrough whereby the increase in value of interest rate lock commitments and mortgage loans exceeded the decrease in value of the related derivatives. The lower valuation adjustments for Scratch and Dent and certain non-conforming mortgage loans was primarily due to a decrease in collateral value and credit performance for these loans during the nine months ended September 30, 2009.
     Mortgage Net Finance Expense
     Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on mortgage loans and interest expense allocated on debt used to fund mortgage loans and is driven by the average balance of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings.
     Mortgage net finance expense allocable to the Mortgage Production segment increased by $7 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to a $1 million (2%) decrease in Mortgage interest income, coupled with a $6 million (9%) increase in Mortgage interest expense. The decrease in Mortgage interest income was primarily due to the lower average interest rates of loans held for sale. The $6 million increase in Mortgage interest expense was primarily attributable to a higher effective cost of funds from our outstanding borrowings. A significant portion of our loan originations are funded with variable-rate short-term debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, was 9 basis points lower during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Additionally, Mortgage net finance was favorably impacted by $10 million in the nine months ended September 30, 2010 compared to 2009 as a result of the reallocation of capital between businesses, as discussed above.
     Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses increased by $5 million (2%) during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due to an $11 million increase in salaries and related benefits partially offset by a $4 million decrease commissions expense due to lower retail closings and a $2 million decrease in incentives. The increase in salaries and related benefits was primarily attributable to an increase in costs associated with temporary and contract personnel in response to higher loan origination volumes coupled with an increase in salaries and other benefit costs due to an increase in permanent employees during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses increased by $16 million (13%) during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to an $11 million increase in corporate overhead costs associated with executing our transformation plan coupled with an increase in production-related direct expenses due to an increase in total closings and first mortgage retail originations during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Mortgage Servicing Segment
     The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Nine Months
	Ended September 30,
	2010	2009	Change	% Change
		(In millions)
Average loan servicing portfolio	$154,762	$149,274	$5,488	4%

	Nine Months
	Ended September 30,
	2010	2009	Change	% Change
		(In millions)
Mortgage interest income	$10	$10	$—	—
Mortgage interest expense	(52)	(45)	(7)	(16)%

Mortgage net finance expense	(42)	(35)	(7)	(20)%

Loan servicing income	303	309	(6)	(2)%
Change in fair value of mortgage servicing rights	(626)	(294)	(332)	(113)%

Net loan servicing (loss) income	(323)	15	(338)	n/m (1)

Other income (expense)	3	(20)	23	n/m (1)

Net revenues	(362)	(40)	(322)	(805)%

Salaries and related expenses	29	28	1	4%
Occupancy and other office expenses	7	7	—	—
Other depreciation and amortization	—	1	(1)	(100)%
Other operating expenses	94	95	(1)	(1)%

Total expenses	130	131	(1)	(1)%

Segment loss	$(492)	$(171)	$(321)	(188)%

(1)	n/m — Not meaningful.
     Mortgage Net Finance Expense
     Mortgage net finance expense allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, income from investment balances (including investments held by Atrium) and interest expense allocated on debt used to fund our mortgage servicing rights, which is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings.
     Mortgage net finance expense increased by $7 million (20%) during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to a $7 million (16%) increase in Mortgage interest expense. The increase in Mortgage interest expense was due to a higher cost of funds rate of our outstanding borrowings and a $5 million increase related to mortgage loan securitization debt certificates held by a mortgage loan securitization trust that was consolidated due to the adoption of updates to ASC 810 in the first quarter of 2010 which was partially offset by the lower balance of mortgage servicing rights during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Mortgage interest income was consistent in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to a $5 million increase related to securitized mortgage loans held by the mortgage loan securitization trust offset by lower short-term interest rates. Escrow balances earn income based on one-month LIBOR, which was 9 basis points lower, on average, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The ending one-month LIBOR rate at September 30, 2010 was 26 basis points, which has significantly reduced the earnings opportunity related to our escrow balances, consistent with the nine months ended September 30, 2009.

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
     The components of Loan servicing income were as follows:

	Nine Months
	Ended September 30,
	2010	2009	Change	% Change
		(In millions)
Net service fee revenue	$296	$316	$(20)	(6)%
Late fees and other ancillary servicing revenue	45	42	3	7%
Curtailment interest paid to investors	(21)	(36)	15	42%
Net reinsurance loss	(17)	(13)	(4)	(31)%

Loan servicing income	$303	$309	$(6)	(2)%

     Loan servicing income decreased by $6 million (2%) during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a decrease in net service fee revenue and an increase in net reinsurance loss partially offset by a decrease in curtailment interest paid to investors and an increase in late fees and other ancillary servicing revenue. The $20 million decrease in net service fee revenue was primarily due to the sale of excess servicing associated with a portion of our MSRs executed during the fourth quarter of 2009 and an increase in guarantee fees as a result of a greater composition of loans sold to the GSEs included in our capitalized loan servicing portfolio partially offset by a 4% increase in the average loan servicing portfolio. The $15 million decrease in curtailment interest paid to investors was primarily due to a 28% decrease in loans included in our loan servicing portfolio that paid off during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
     Change in Fair Value of Mortgage Servicing Rights
     The fair value of our mortgage servicing rights (“MSRs”) is estimated based upon projections of expected future cash flows from our MSRs considering prepayment estimates, our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the MSRs valuation.
     The components of Change in fair value of mortgage servicing rights were as follows:

	Nine Months
	Ended September 30,
	2010	2009	Change	% Change
		(In millions)
Actual prepayments of the underlying mortgage loans	$(117)	$(200)	$83	42%
Actual receipts of recurring cash flows	(31)	(43)	12	28%
Credit-related fair value adjustments(1)	(25)	(66)	41	62%
Market-related fair value adjustments(2)	(453)	15	(468)	n/m (3)

Change in fair value of mortgage servicing rights	$(626)	$(294)	$(332)	(113)%

(1)	Represents the change in fair value primarily due to changes in portfolio delinquencies and foreclosures.

(2)	Represents the change in fair value due to changes in market inputs and assumptions used in the valuation model.

(3)	n/m — Not meaningful.

     The change in fair value of MSRs due to actual prepayments is driven by two factors: (i) the number of loans that prepaid during the period and (ii) the current value of the mortgage servicing right asset at the time of prepayment. Actual prepayments were 31% lower in the nine months ended September 30, 2010 as compared to the same period in 2009. Additionally, the average MSR value of prepayments was 17 basis points lower for the nine months ended September 2010 compared to the nine months ended September 30, 2009.
     Credit-related fair value adjustments reduced the value of our MSRs by $25 million during the nine months ended September 30, 2010 as portfolio delinquencies and foreclosures remained elevated. The $66 million decline during the nine months ended September 30, 2009 was primarily due to the continued deteriorating economic conditions in the broader U.S. economy which resulted in an increase in total delinquencies attributable to the capitalized servicing portfolio.
     The $453 million unfavorable change during the nine months ended September 30, 2010 due to market-related fair value adjustments was primarily due to a significant decrease in mortgage interest rates which led to higher expected prepayments. The $15 million favorable change during the nine months ended September 30, 2009 was primarily due to a slight increase in mortgage interest.
     Other Income (Expense)
     Other income (expense) allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and changed favorably by $23 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This favorable change was primarily due to unrealized losses on Investment securities during the nine months ended September 30, 2009, which were primarily attributable to significant increases in the delinquency of the underlying mortgage loans and an acceleration of our assumption of projected losses, which caused a decline in the expected cash flows from the underlying securities.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with mortgage loans in foreclosure and real estate owned and allocations for overhead. Other operating expenses decreased by $1 million (1%) during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily related to an $8 million decrease in foreclosure costs primarily due to the volatility and timing of loan repurchases and indemnifications and the related impact on loss provisions. Other operating expenses also included a $3 million increase in corporate overhead costs associated with executing our transformation plan.
Fleet Management Services Segment
     The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Nine Months
	Ended September 30,
	2010	2009	Change	% Change
	(In thousands of units)
Leased vehicles	292	318	(26)	(8)%
Maintenance service cards	278	277	1	—
Fuel cards	274	284	(10)	(4)%
Accident management vehicles	289	311	(22)	(7)%

	Nine Months
	Ended September 30,
	2010	2009	Change	% Change
		(In millions)
Fleet management fees	$116	$112	$4	4%
Fleet lease income	1,030	1,087	(57)	(5)%
Other income	48	42	6	14%

Net revenues	1,194	1,241	(47)	(4)%

Salaries and related expenses	60	63	(3)	(5)%
Occupancy and other office expenses	13	13	—	—
Depreciation on operating leases	921	962	(41)	(4)%
Fleet interest expense	74	76	(2)	(3)%
Other depreciation and amortization	8	8	—	—
Other operating expenses	80	80	—	—

Total expenses	1,156	1,202	(46)	(4)%

Segment profit	$38	$39	$(1)	(3)%

     Fleet Management Fees
     Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $4 million (4%) during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to higher usage of fleet management fee-based services which offset the impact from lower unit volumes.
     Fleet Lease Income
     Fleet lease income decreased by $57 million (5%) during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to decreases in book value and a decline in average leased vehicles.
     Other Income
     Other income increased by $6 million (14%) during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to increased vehicle sales at our dealerships.
     Salaries and related expenses
     Salaries and related expenses decreased by $3 million (5%) during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a reduction in the average number of employees and incentive compensation.
     Depreciation on Operating Leases
     Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the nine months ended September 30, 2010 decreased by $41 million (4%) compared to the nine months ended September 30, 2009 primarily due to an 8% decrease in vehicles under operating leases.
     Fleet Interest Expense
     Fleet interest expense decreased by $2 million (3%) during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a decrease in short-term interest rates related to borrowings associated with leased vehicles and a lower average outstanding borrowings that were partially offset by an unfavorable change in the market value of interest rate cap agreements related to vehicle management asset-backed debt during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

     Other Operating Expenses
     Other operating expenses were constant during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to a decrease in the cost of goods sold from a decrease in lease syndication volume partially offset by costs associated with the execution of the transformation plan.
Liquidity and Capital Resources

General
     We manage our liquidity and capital structure to fund growth in assets, to fund business operations, and to meet contractual obligations, including maturities of our indebtedness. In developing our liquidity plan, we consider how our needs may be impacted by various factors including maximum liquidity needs during the period, fluctuations in assets and liability levels due to changes in business operations, levels of interest rates, and working capital needs. Our primary operating funding needs arise from the origination and warehousing of mortgage loans, the purchase and funding of vehicles under management and the retention of mortgage servicing rights. Sources of liquidity include: equity capital (including retained earnings); the unsecured debt markets; committed and uncommitted credit facilities, secured borrowings; including the asset-backed debt markets; cash flows from operations (including service fee and lease revenues); cash flows from assets under management; and proceeds from the sale or securitization of mortgage loans or lease assets.
     Conditions in the asset-backed securities markets in the U.S. and Canada and the credit markets generally impact our access and the costs to fund our business. In order to provide adequate liquidity throughout a broad array of operating environments, our funding plan relies upon multiple sources of liquidity and considers our projected cash needs to fund mortgage loan originations, purchase vehicles for lease, hedge our pipeline of mortgage originations, hedge our mortgage servicing rights (if any) and meet various other obligations. We maintain liquidity at the parent company level through access to the unsecured debt markets and through unsecured committed bank facilities. These various unsecured sources of funds are utilized to provide for a portion of the operating needs of our mortgage and fleet management businesses. In addition, secured borrowings, including asset-backed debt and asset sales and securitizations, are utilized to fund both vehicle purchases and mortgage loans held for sale. We continue to evaluate our funding strategies, including additional opportunities to access the markets to extend maturities and enhance liquidity to finance our business growth.
     Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months. We expect aggregate capital expenditures for 2010 to be between $13 million and $17 million, in comparison to $11 million for 2009.
Recent Funding Developments
     Key funding highlights during the nine months ended September 30, 2010 include:
▪	We issued $350 million of Senior Notes; a portion of the proceeds of this issuance were used to repay the outstanding borrowings under of our revolving unsecured credit facility.

▪	We amended our revolving credit facility, extending $525 million of commitments through February 2012, with the option to extend to February 2013.

▪	We issued and obtained commitments for further issuances of notes totaling $602 million for our Canadian fleet operations, $243 million of which is a dedicated bank conduit facility.

▪	We obtained up to $1.0 billion of committed funding for our U.S. fleet operations through a bank conduit facility.

▪	We diversified our mortgage asset-backed facilities and expanded the use of mortgage gestation facilities.
     See Note 9, “Debt and Borrowing Arrangements”, in the accompanying Notes to Consolidated Financial Statements included in this Form 10-Q for additional information regarding our indebtedness.

Cash Flows
     At September 30, 2010, we had $259 million of Cash and cash equivalents, an increase of $109 million from $150 million at December 31, 2009. The following table summarizes the changes in Cash and cash equivalents during the nine months ended September 30, 2010 and 2009:

	Nine Months
	Ended September 30,
	2010	2009	Change
	(In millions)
Cash (used in) provided by:
Operating activities	$(449)	$878	$(1,327)
Investing activities	(748)	(461)	(287)
Financing activities	1,308	(353)	1,661
Effect of changes in exchange rates on Cash and cash equivalents	(2)	(33)	31

Net increase in Cash and cash equivalents	$109	$31	$78

     Operating Activities
     Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales. In addition to depreciation and amortization, the operating results of our reportable segments are impacted by the following significant non-cash activities:
▪	Mortgage Production —Capitalization of mortgage servicing rights

▪	Mortgage Servicing —Change in fair value of mortgage servicing rights

▪	Fleet Management Services —Depreciation on operating leases
     During the nine months ended September 30, 2010, cash used in our operating activities was ($449) million. This is reflective of $1.1 billion of net cash used to fund the significant increase mortgage loan originations and in the operating activities of our Mortgage Production segment that was partially offset by cash provided by the operating activities of our Fleet Management Services and Mortgage Servicing segments.
     During the nine months ended September 30, 2009, cash provided by our operating activities was $878 million. This was reflective of cash generated by the operating activities of our Fleet Management Services and Mortgage Servicing segments, as well as $152 million of net cash provided by the origination and sales of mortgage loans held for sale, that was partially offset by cash used in the operating activities of our Mortgage Production segment.
     Investing Activities
     Our cash flows from investing activities primarily include cash outflows for purchases of vehicle inventory, net of cash inflows for sales of vehicles within the Fleet Management Services segment as well as changes in the funding requirements of Restricted cash, cash equivalents and investments for all of our business segments. Cash flows related to the acquisition and sale of vehicles fluctuate significantly from period to period due to the timing of the underlying transactions.
     During the nine months ended September 30, 2010, cash used in our investing activities was ($748) million, which primarily consisted of $1.1 billion in net cash outflows for the purchase of new vehicles due to increased customer demand for vehicle leases that was partially offset by $268 million of proceeds received from the sale of used vehicles and a $90 million net decrease in Restricted cash, cash equivalents and investments.
     During the nine months ended September 30, 2009, cash used in our investing activities was ($461) million, which primarily consisted of $432 million in net cash outflows from the investment and sale of vehicles, which was reflective of the reduced demand for vehicle leases during that time.

     Financing Activities
     Our cash flows from financing activities include proceeds from and payments on borrowings under our Vehicle-Management Asset-Backed Debt, Mortgage Asset-Backed Debt and Unsecured Debt facilities. The fluctuations in amount of borrowings within each period are due to working capital needs and the funding requirements for assets supported by our secured and unsecured debt, including Net investment in vehicle leases, Mortgage loans held for sale, and Mortgage servicing rights.
     During the nine months ended September 30, 2010, cash provided by our financing activities was $1.3 billion related to net proceeds from borrowings resulting from the increased funding requirements for Mortgage loans held for sale and net investment in vehicles described in the Operating Activities and Investing Activities sections above.
     During the nine months ended September 30, 2009, cash used in our financing activities was $353 million related to net payments from borrowings, cash paid for debt issue costs and cash paid for hedging transactions related to the issuance of the 2014 Convertible Notes. The net payments from borrowings were primarily related to a decrease in the funding requirements for mortgage loans held for sale described in the Operating Activities section above.
Secondary Mortgage Market
     We rely on the secondary mortgage market for a substantial amount of liquidity to support our mortgage operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market, primarily in the form of mortgage-backed securities (“MBS”), asset-backed securities (“ABS”) and whole-loan transactions. A large component of the MBS we sell is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”).
     Historically, we have also originated non-agency (or non-conforming) loans that were sold in the secondary mortgage market through the issuance of non-conforming MBS and ABS or whole-loan transactions. We have also publicly issued both non-conforming MBS and ABS that are registered with the Securities and Exchange Commission, in addition to private non-conforming MBS and ABS. Generally, these types of securities have their own credit ratings and require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, and/or private surety guarantees. Secondary market liquidity for all non-conforming products has been severely limited since the second quarter of 2007 and we have not issued non-agency MBS or ABS since 2007. We continue to observe a lack of liquidity and lower valuations in the secondary mortgage market for non-conforming loans during the nine months ended September 30, 2010. During 2010, our sales of non-agency loans have been focused on whole-loan sales to specified investors under best-efforts commitments, and we expect this to continue into 2011.
     The Agency MBS, whole-loan, and non-conforming markets for mortgage loans have historically provided substantial liquidity for our mortgage loan production operations. We focus our business process on consistently producing mortgage loans that meet investor requirements to continue to access these markets. Our loans closed to be sold originated during the nine months ended September 30, 2010 were primarily conforming.
     See “—Overview—Mortgage Production and Mortgage Servicing Segments—Mortgage Industry Trends” included in this Form 10-Q and “Part II—Item 1A. Risk Factors—Risks Related to our Business— Adverse developments in the secondary mortgage market have had, and in the future could have, a material adverse effect on our business, financial position, results of operations and cash flows.” included in this Form 10-Q for more information regarding the secondary mortgage market.

Indebtedness
     We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	September 30,	December 31,
	2010	2009
	(In millions)
Restricted cash, cash equivalents and investments	$509	$596
Mortgage loans held for sale	2,703	1,218
Net investment in fleet leases	3,524	3,610
Mortgage servicing rights	1,083	1,413

Assets under management programs	$7,819	$6,837

     The following table summarizes our indebtedness as of September 30, 2010:

		Total Assets
		Held as
	Balance	Collateral (1)
	(In millions)
Vehicle Management Asset-Backed Debt	$3,084	$3,581
Mortgage Warehouse and Other Asset-Backed Debt	2,247	2,346
Unsecured Debt	1,215	—
Mortgage Loan Securitization Debt Certificates, at Fair Value(2)	33	—

Total Debt	$6,579	$5,927

(1)	Assets held as collateral are not available to pay our general obligations.

(2)	The Mortgage Loan Securitization Debt Certificates were consolidated as a result of the adoption of updates to ASC 810 with securitized mortgage loans, included in Other Assets. (See Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information). As of September 30, 2010, the balance of the securitized mortgage loans was $45 million. Cash flows of the loans support payment of the debt certificates and creditors of the securitization trust do not have recourse to us.
     See Note 9, “Debt and Borrowing Arrangements”, in the accompanying Notes to Consolidated Financial Statements included in this Form 10-Q for additional information regarding the components of our indebtedness.
     See “Part II—Item 1A. Risk Factors—Risks Related to our Business— We are substantially dependent upon our secured and unsecured funding arrangements, including our unsecured credit facilities and other unsecured debt, as well as our secured funding arrangements, including issuances of asset-backed securities, short-term mortgage repurchase facilities and other secured credit facilities. If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all, which would have a material adverse effect on our business, financial position, results of operations and cash flows.” in this Form 10-Q for more information.
Asset-Backed Debt
     Vehicle Management Asset-Backed Debt
     Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake Funding LLC, to support the acquisition of vehicles used by our Fleet Management Services segment’s U.S. leasing operations and debt issued by Fleet Leasing Receivables Trust, our Canadian special purpose trust, used to finance leases originated by our Canadian fleet operation.
     Vehicle-management asset-backed debt structures may provide creditors an interest in: (i) a pool of master leases or a pool of specific leases, (ii) the related vehicles under lease and/or (iii) the related receivables billed to clients for the monthly collection of lease payments and ancillary service revenues (such as fuel and maintenance services). This interest is generally granted to a specific series of note holders either on a pro-rata basis relative to their share of the total outstanding debt issued through the facility or through a direct interest in a specific pool of leases. Repayment of the obligations of the facilities is non-recourse to us and is sourced from the monthly cash flow generated by lease payments made under the terms of the related master lease contracts.
     Our funding strategy for the Fleet Management Services segment may include the issuance of Asset-backed Term Notes, which provide a fixed funding amount at the time of issuance, or Asset-backed Variable-funding notes under which the committed capacity may be drawn upon as needed during a commitment period, which is typically 364 days in duration. The available capacity under Variable-funding notes may be used to fund future amortization of other Vehicle-management asset-backed debt or to fund growth in Net investment in fleet leases during the term of the commitment.
     As with the Asset-backed Variable-funding notes, certain Asset-backed Term Notes contain provisions that allow the outstanding debt to revolve for specified periods of time. During these revolving periods, the monthly collection of lease payments allocable to each outstanding series creates availability to fund the acquisition of vehicles and/or equipment to be leased to customers. Upon expiration, the revolving period of the related series of notes ends and the repayment of principal commences, amortizing monthly with the allocation of lease payments until the notes are paid in full. As of September 30, 2010, we have $956 million of Term Notes that are in their respective revolving periods and $1.3 billion in amortization.
     Our ability to maintain liquidity through Vehicle management asset-backed debt is dependent on:
•	market demand for ABS, specifically demand for ABS collateralized by fleet leases,

•	the quality and eligibility of assets underlying the arrangements,

•	our ability to negotiate terms acceptable to us,

•	maintaining our role as servicer of the underlying lease assets,

•	our ability to maintain a sufficient level of eligible assets, collateral or credit enhancements, and

•	our ability to comply with certain financial covenants (see “—Debt Covenants” below for additional information).
     Mortgage warehouse asset-backed debt
     Mortgage warehouse asset-backed debt primarily represents variable-rate mortgage repurchase facilities to support the origination of mortgage loans. As discussed in further detail above under “—Secondary Mortgage Market”, we originate mortgage loans for sale in the secondary mortgage market, either in the form of MBS or whole-loan transactions. Our funding strategy for our Mortgage Production segment includes managing capacity to warehouse loans for the period between the date of mortgage loan funding and sale or securitization. The warehouse period is typically under 30 days.
     Mortgage repurchase facilities, also called warehouse lines of credit, are one component of our funding strategy, and they provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the facility during the warehouse period. Repayment of the facilities typically comes from the sale or securitization of the loans into the secondary mortgage market. We utilize both committed and uncommitted repurchase facilities and we evaluate our needs under these facilities based on forecasted volume of mortgage loan closings and sales. As of September 30, 2010, we have $1.5 billion of committed facilities and $3.2 billion of uncommitted repurchase facilities.
     Our funding strategies for mortgage origination may also include the use of committed and uncommitted mortgage gestation facilities. Gestation facilities effectively finance mortgage loans that are eligible for sale to an agency prior to the issuance of the related MBS. Transactions under gestation agreements which accounted for as sales result in mortgage loans and related debt that are not included in our Condensed Consolidated Balance Sheet. As of September 30, 2010, we have $1 billion of commitments under off-balance sheet gestation facilities and $408 million of those facilities was utilized.

     Our ability to maintain liquidity through Mortgage warehouse asset-backed debt is dependent on:
•	market demand for MBS and liquidity in the secondary mortgage market,

•	the quality and eligibility of assets underlying the arrangements,

•	our ability to negotiate terms acceptable to us,

•	our ability to access the asset-backed debt market,

•	our ability to maintain a sufficient level of eligible assets or credit enhancements,

•	our ability to access the secondary market for mortgage loans,

•	maintaining our role as servicer of the underlying mortgage assets, and

•	our ability to comply with certain financial covenants (see “—Debt Covenants” below for additional information).
Unsecured Debt
     Historically, the public debt markets have been an important source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. The credit markets have experienced extreme volatility and disruption, which has resulted in a significant tightening of credit, including with respect to unsecured debt. Prior to the disruption in the credit market, we typically accessed these markets by issuing unsecured commercial paper and Medium term notes. During the nine months ended September 30, 2010, there was no funding available to us in the commercial paper markets, and availability is unlikely given our short-term credit ratings. Although it is our policy to maintain available capacity under our committed unsecured credit facilities to fully support our outstanding unsecured commercial paper, given that the commercial paper markets are unavailable to us, our committed unsecured credit facilities also provide us with an alternative source of liquidity. As of September 30, 2010, we had $810 million of unsecured committed credit facilities in place and approximately $1.2 billion in unsecured public and institutional debt outstanding.
     Our credit ratings as of October 21, 2010 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings
Senior debt	Ba2	BB+	BB+
Short-term debt	NP	B	B
     As of October 21, 2010, the rating outlook on our senior unsecured debt provided by Moody’s Investors Service was Stable, and the rating outlook on our senior unsecured debt provided by Standard & Poor’s and Fitch Ratings were Negative. There can be no assurance that the rating and rating outlook of our senior unsecured long-term debt and other debt will remain at these levels.
     A security rating is not a recommendation to buy, sell or hold securities, may not reflect all of the risks associated with an investment in our debt securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
     As a result of our senior unsecured long-term debt no longer being investment grade, our access to the public debt markets may be severely limited. We may be required to rely upon alternative sources of financing, such as bank lines and private debt placements and pledge otherwise unencumbered assets. There can be no assurance that we will be able to find such alternative financing on terms acceptable to us, if at all. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in mortgage servicing rights and other retained interests.

     See “Part II—Item 1A. Risk Factors—Risks Related to our Business—Our senior unsecured long-term debt ratings are below investment grade and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.” in this Form 10-Q for more information.
Debt Maturities
     The following table provides the contractual maturities of our indebtedness at September 30, 2010. The maturities of our vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets:

	Asset-Backed	Unsecured	Total
		(In millions)
Within one year	$3,177	$10	$3,187
Between one and two years	986	259	1,245
Between two and three years	668	434	1,102
Between three and four years	367	252	619
Between four and five years	135	1	136
Thereafter	4	367	371

	$5,337	$1,323	$6,660

     As of September 30, 2010, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
		(In millions)
Asset-Backed Funding Arrangements
Vehicle management	$3,586	$3,084	$502
Mortgage warehouse and other(2)	2,610	2,247	363

Unsecured Committed Credit Facilities(3)	810	26	784

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the asset eligibility requirements under the respective agreements.

(2)	Capacity does not reflect $2.0 billion undrawn under the $3.0 billion uncommitted Fannie Mae repurchase facilities, and $129 million undrawn under other uncommitted repurchase facilities.

(3)	Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in our Condensed Consolidated Balance Sheet.
     At September 30, 2010, we had $10 million drawn under the Amended Credit Facility which is utilized for our short-term working capital needs. In the second quarter of 2010, we amended the terms of this facility to reduce capacity from $1.3 billion to $805 million, and capacity will be further reduced to $525 million on January 6, 2011 upon the termination of commitments of certain lenders. In the third quarter of 2010 we repaid the outstanding balance of this facility with a portion of the proceeds of the issuance of the Senior Notes due 2016.
     During the three months ended September 30, 2010 the maximum and weighted-average daily balances of the Amended Credit Facility were $488 million and $170 million, respectively. During the nine months ended September 30, 2010 the maximum and weighted-average daily balances of the facility were $561 million and $237 million, respectively.

Debt Covenants
     Certain of our debt arrangements require the maintenance of certain financial ratios and contain affirmative and negative covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on our indebtedness and the indebtedness of our material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions Among other covenants, the Amended Credit Facility, the RBS repurchase facility and the CSFB Mortgage repurchase facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 6.5:1. The Senior Note indenture requires that we maintain a debt to tangible equity ratio not greater than 8.5:1 on the last day of each fiscal quarter. The Medium-term note indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1.
     The Amended Credit Facility requires us to maintain a minimum of $1.0 billion in committed mortgage repurchase or warehouse facilities, with no more than $500 million of gestation facilities and excluding, uncommitted facilities provided by Fannie Mae. In addition, the RBS repurchase facility and the CSFB Mortgage repurchase facility require PHH Mortgage to maintain a minimum of $2.5 billion and $2.0 billion in mortgage repurchase or warehouse facilities, respectively, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the respective facility. At September 30, 2010, we were in compliance with all of our financial covenants related to our debt arrangements.
     Pursuant to the Amended Credit Facility, we may not declare or pay any dividend, other than dividends payable solely in our common stock, without the written consent of the lenders representing more than 50% of the aggregate commitments in effect at such time. Such restrictions under the Amended Credit Facility related to our ability to declare or pay dividends will be suspended so long as our corporate ratings are equal to or better than at least two of the following: Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s and BBB- from Fitch Ratings (in each case on stable outlook or better). The Senior Note indenture restricts us from paying dividends if, after giving effect to the dividend payment, the debt to tangible equity ratio exceeds 6:1 on the last day of each month, among other covenants. The Medium-term note indenture also restricts us from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1, among other covenants.
     Under certain of our financing, servicing, hedging and related agreements and instruments, the lenders or trustees have the right to notify us if they believe we have breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure certain of such events of default. If we do not cure the events of default or obtain necessary waivers within the required time periods, the maturity of some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. In addition, an event of default or acceleration under certain of our agreements and instruments would trigger cross-default provisions under certain of our other agreements and instruments.
Off-Balance Sheet Arrangements and Guarantees

     We utilize committed mortgage gestation facilities as a component of our financing strategy. Gestation agreements that are accounted for as sale transactions result in mortgage loans and related debt that are not included in our Condensed Consolidated Balance Sheet. During the three months ended September 30, 2010, we entered into two mortgage gestation facilities which provide $1 billion of commitments. As of September 30, 2010, $408 million of these facilities were utilized.
     See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements and Guarantees” of our 2009 Form 10-K for information regarding our other Off-Balance Sheet Arrangements and Guarantees.

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
Interest Rate Risk

     See “Part II—Item 1A. Risk Factors—Risks Related to our Business— Certain hedging strategies that we may use to manage risks associated with our assets, including mortgage loans held for sale, interest rate lock commitments, mortgage servicing rights and foreign currency denominated assets, may not be effective in mitigating those risks and could result in substantial losses that could exceed the losses that would have been incurred had we not used such hedging strategies.” in this Form 10-Q for more information.
Mortgage Servicing Rights
     Our mortgage servicing rights (“MSRs”) are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Since our Mortgage Production segment’s results of operations are positively impacted when interest rates decline, our Mortgage Production segment’s results of operations may fully or partially offset the change in fair value of MSRs either negating or minimizing the need to hedge the change in fair value of our MSRs with derivatives.
     In order to estimate the benefit on our Mortgage Production segment’s results of operations from a decline in interest rates, we continuously evaluate our ability to replenish lost MSR value and cash flow due to increased prepayments. During the nine months ended September 30, 2010, we were able to effectively replenish the lost servicing value from payoffs with new originations. Loan payoffs in our capitalized servicing portfolio were $13.7 billion, as compared to additions of $21.2 billion. This approach requires our management to make significant estimates with regards to future replenishment rates for our mortgage servicing rights, loan margins, the value of additions to our mortgage servicing rights and loan origination costs, and many factors can impact these estimates, including loan pricing margins and our ability to adjust staffing levels to meet changing consumer demand.
     As of and during the nine months ended September 30, 2010, there were no open derivatives related to our MSRs. Our decisions regarding the use of derivatives related to MSRs, if any, could result in continued volatility in the results of operations for our Mortgage Servicing segment during the remainder of 2010.

Other Mortgage-Related Assets
     Our other mortgage-related assets that are subject to interest rate and price risk include (i) our commitments to fund mortgages and (ii) loans held in inventory awaiting sale into the secondary market (which are presented as Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheets). We use forward delivery commitments on mortgage-backed securities or whole loans and options on mortgage-backed securities to economically hedge our commitments to fund mortgages and mortgage loans held for sale. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to us.
Indebtedness
     The debt used to finance much of our operations is also exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create a desired mix of fixed- and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies may include swaps and interest rate caps.
Consumer Credit Risk

     We sell a majority of mortgage loans on a non-recourse basis; however, in our capacity as a loan originator and servicer we have exposure to potential loan repurchases and indemnifications in certain circumstances. See Note 11, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for a further description of our repurchase and indemnification obligations.
     During the nine months ended September 30, 2010, we experienced increases in actual and projected repurchases, indemnifications and related loss severity associated with the representations and warranties that we provide to purchasers and insurers of our sold loans, which we expect to continue to remain at elevated levels during the remainder of 2010, primarily due to increased delinquency rates and a decline in housing prices. These trends are considered in the determination of our foreclosure-related reserves; however, changes in these trends and other economic factors as well as the level and composition of our mortgage production volumes will impact the balance of our foreclosure-related reserves. Our foreclosure-related reserves include (i) our loan repurchase and indemnification liability (ii) our allowance for losses for mortgage loans in foreclosure and (iii) our allowance to record Real Estate Owned at net realizable value.
     A summary of the activity in foreclosure-related reserves is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In millions)
Balance, beginning of period	$104	$80	$86	$81
Realized foreclosure losses (1)	(15)	(18)	(47)	(57)
Increase in foreclosure reserves	12	26	62	64

Balance, end of period	$101	$88	$101	$88

(1)	Realized foreclosure losses for the nine months ended September 30, 2009 include an $11 million settlement with an individual investor for all future potential repurchase liabilities.
Loan Repurchase and Indemnification Liability
     As of September 30, 2010 and December 31, 2009, we had liabilities of $64 million and $51 million, respectively, included in Other liabilities in the accompanying Condensed Consolidated Balance Sheets, for probable losses related to our repurchase and indemnification obligations.

     We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and the corresponding obligation. The following table presents the status of our unresolved requests:

	As of September 30, 2010			As of December 31, 2009
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total	Requests	Requests	Total
	(In millions)
Claim pending (1)	$9	$1	$10	$10	$2	$12
Appealed (2)	54	22	76	27	7	34
Open to review (3)	50	11	61	34	12	46

Total unresolved requests	$113	$34	$147	$71	$21	$92

(1)	Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)	Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant. Based claims received and appealed during a recent 12 month period that have been resolved, we were successful in refuting over 90% of claims appealed.

(3)	Open to review status represents loans where we have not completed our review process. We appealed approximately 65% of claims received during a recent 12 month period.
Mortgage Loans in Foreclosure
     Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of September 30, 2010, mortgage loans in foreclosure were $105 million, net of an allowance for probable losses of $20 million, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.
Real Estate Owned
     Real estate owned, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of September 30, 2010, real estate owned were $29 million, net of a $17 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.
Mortgage Reinsurance
     We have two contracts with primary mortgage insurance companies, through Atrium, that are inactive and in runoff. Through these reinsurance contracts, we are exposed to losses on mortgage loans pooled by year of origination. As of June 30, 2010, the contractual reinsurance period for each pool was 10 years and the weighted-average remaining reinsurance period was 5.3 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. We are required to hold securities in trust related to this potential obligation, which were $286 million and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2010. As of September 30, 2010, a liability of $131 million was included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis. During the three and nine months ended September 30, 2010, we recorded expense associated with the liability for estimated losses of $10 million and $36 million, respectively, within Loan servicing income in the accompanying Condensed Consolidated Statement of Operations.

     A summary of the activity in reinsurance-related reserves is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In millions)
Balance, beginning of period	$128	$108	$108	$83
Realized reinsurance losses (1)	(7)	(5)	(13)	(6)
Increase in reinsurance reserves	10	10	36	36

Balance, end of period	$131	$113	$131	$113

(1)	Realized reinsurance losses for both the three and nine months ended September 30, 2009 include a $4 million payment associated with the termination of a reinsurance agreement.
     The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of June 30, 2010:

	Year of Origination
	2003
	and
	Prior	2004	2005	2006	2007	2008	2009	Total
				(In millions)
Unpaid principal balance	$1,795	$1,055	$1,017	$681	$1,395	$2,427	$479	$8,849

Unpaid principal balance as a percentage of original unpaid principal balance	9%	29%	48%	57%	75%	81%	95%	N/A

Maximum potential exposure to reinsurance losses	$269	$104	$57	$26	$49	$63	$7	$575
Average FICO score	695	692	695	692	700	726	758	707
Delinquencies(1)	6.25%	5.67%	6.47%	7.65%	6.56%	4.90%	0.01%	5.73%
Foreclosures/ Real estate owned/ bankruptcies(2)	5.84%	9.45%	12.77%	16.67%	15.94%	4.15%	0.06%	8.84%

(1)	Represents delinquent mortgage loans for which payments are 60 days or more outstanding as a percentage of the total unpaid principal balance.

(2)	Calculated as a percentage of the total unpaid principal balance.
     We record a liability for mortgage reinsurance losses when losses are incurred. The projections used in the development of our liability for mortgage reinsurance assume we will incur losses related to reinsured mortgage loans originated from 2003 through 2009. Based on these projections for the loans originated from 2005 through 2007, we expect future losses incurred throughout the remaining term of the respective reinsurance contracts will eventually equal the maximum potential exposure to reinsurance losses. We record incurred and incurred but not reported losses as of the balance sheet date, rather than the maximum potential future exposure expected future reinsurance losses. Expected future losses and expected future premiums are considered in determining whether or not an additional premium deficiency reserve is required. Based upon our estimates of expected future losses and expected future premiums, no premium deficiency reserve is required.
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
     As of September 30, 2010, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.
Fair Value Measurements

     Approximately 35% of our assets and liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy. Approximately 66% of our assets and liabilities categorized within Level Three of the valuation hierarchy are comprised of our mortgage servicing rights. The remainder of our assets and liabilities categorized within Level Three of the valuation hierarchy is comprised of certain mortgage loans held for sale, derivative instruments related to the issuance of the 2014 Convertible Notes, interest rate lock commitments, securitized mortgage loans and mortgage loan securitization debt certificates. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Third Quarter 2010 vs. Third Quarter 2009—Segment Results—Mortgage Servicing Segment” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009—Segment Results—Mortgage Servicing Segment” for further discussion regarding the impact of Change in fair value of mortgage servicing rights on our results of operations.
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
     We utilize a probability weighted option adjusted spread (“OAS”) model to determine the fair value of mortgage servicing rights and the impact of parallel interest rate shifts on mortgage servicing rights. The primary assumptions in this model are prepayment speeds, OAS (discount rate) and implied volatility. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between mortgage-backed securities, swaps and U.S. Department of the Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, interest rate lock commitments, forward delivery commitments on mortgage-backed securities or whole loans and options, we rely on market sources in determining the impact of interest rate shifts. In addition, for interest rate lock commitments, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.

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
     We used September 30, 2010 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
     The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2010 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in fair value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets:
Mortgage loans held for sale	$49	$32	$17	$(23)	$(48)	$(111)
Interest rate lock commitments	115	84	50	(77)	(171)	(410)
Forward loan sale commitments	(197)	(131)	(72)	94	200	440
Option contracts	(2)	(1)	(1)	4	11	48

Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(35)	(16)	(6)	(2)	(8)	(33)
Mortgage servicing rights	(484)	(225)	(99)	94	187	364
Other assets	1	—	—	(1)	(1)	(2)

Total mortgage assets	(518)	(241)	(105)	91	178	329
Total vehicle assets	14	7	3	(3)	(7)	(13)
Total liabilities	(39)	(19)	(9)	10	19	37

Total, net	$(543)	$(253)	$(111)	$98	$190	$353

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

     As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control Over Financial Reporting

     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

     There have been no material changes from the legal proceedings disclosed in “Part I—Item 3. Legal Proceedings” of our 2009 Form 10-K.

Item 1A.	Risk Factors

     The risk factors disclosed in “Part I – Item 1A. Risk Factors” of our 2009 Form 10-K are amended and restated in their entirety as follows:
Risks Related to our Company
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
     During the third quarter of 2010, several of our mortgage servicing competitors announced the suspension of foreclosure proceedings in various judicial foreclosure states due to concerns associated with the preparation and execution of affidavits used in connection with foreclosure proceedings in such states. In addition, at least one such competitor has announced the temporary suspension of foreclosure proceedings in all 50 states while it reviews its foreclosure procedures. Due in part to these announcements, we have received inquiries from regulators and attorneys general of certain states requesting information as to our foreclosure processes and procedures. Additionally, various inquiries and investigations of, and legal proceedings against, certain of our competitors have been initiated by attorneys general of certain states and the U.S. Department of Justice, and certain title insurance companies have announced that they will suspend issuing title insurance policies on properties that have been foreclosed upon by such firms. Further, some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether.
     While we are continuing to monitor these developments, these developments could result in new legislation and regulations that could materially and adversely affect the manner in which we conduct our mortgage servicing business, heightened federal or state regulation and oversight of our mortgage servicing activities, increased costs and potential litigation associated with our mortgage servicing business and foreclosure related activities, and a temporary decline in home purchase loan originations in our mortgage production business due to the heightened number of distressed property sales that have recently characterized existing home sales. Such regulatory changes in the foreclosure process or delays in completing foreclosures could increase mortgage servicing costs and could reduce the ultimate proceeds received on the resale of foreclosed properties if real estate values continue to decline. In such event, these changes would also have a negative impact on our liquidity as we may be required to repurchase loans without the ability to sell the underlying property on a timely basis.
     Additionally, on July 21, 2010 the Dodd-Frank Act was signed into law for the express purpose of further regulating the financial services industry, including mortgage origination, sales, and securitization. Certain provisions of the Dodd-Frank Act may impact the operation and practices of Fannie Mae and Freddie Mac and require sponsors of securitizations to retain a portion of the economic interest in the credit risk associated with the assets securitized by them. Federal regulators have been authorized to provide exceptions to the risk retention requirements for certain “qualified mortgages” and mortgages meeting certain underwriting standards prescribed in such regulations. It is unclear whether future regulations related to the definition of “qualified mortgages” will include the types of conforming mortgage loans we typically sell into government-sponsored entity (“GSE”)-sponsored mortgage-backed securities. If the mortgage loans we typically sell into GSE-sponsored mortgage-backed securities do not meet the definition of a “qualified mortgage,” then the GSEs may be required to retain a portion of the risk of assets they securitize, which may in turn substantially reduce or eliminate the GSEs’ ability to issue mortgage-backed securities. Substantial reduction in, or the elimination of, GSE demand for the mortgage loans we originate would have a material adverse effect on our business, financial condition, results of operations and cash flows since we sell substantially all of our loans pursuant to GSE sponsored programs. It is also unclear what effect future laws or regulations may have on the ability of the GSEs to issue mortgage-backed securities and it is not currently possible to determine what changes, if any, Congress may make to the structure of the GSEs.
     The Dodd-Frank Act also establishes an independent federal bureau of consumer financial protection to enforce laws involving consumer financial products and services, including mortgage finance. The bureau is empowered with examination and enforcement authority. The Dodd-Frank Act also establishes new standards and practices for mortgage originators, including determining a prospective borrower’s ability to repay their mortgage, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. In addition, our ability to enter into future asset-backed securities transactions may be impacted by the Dodd-Frank Act and other proposed reforms related thereto, the effect of which on the asset-backed securities market is currently uncertain. While we are continuing to evaluate all aspects of the Dodd-Frank Act, such legislation and regulations promulgated pursuant to such legislation could materially and adversely affect the manner in which we conduct our businesses, result in heightened federal regulation and oversight of our business activities, and result in increased costs and potential litigation associated with our business activities.
     Our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.
     The industries in which we operate are highly competitive and, if we fail to meet the competitive challenges in our industries, it would have a material adverse effect on our business, financial position, results of operations or cash flows.
     We operate in highly competitive industries that could become even more competitive as a result of economic, legislative, regulatory or technological changes. Competition for mortgage loan originations comes primarily from commercial banks and savings institutions. Many of our competitors for mortgage loan originations that are commercial banks or savings institutions typically have access to greater financial resources, have lower funding costs, are less reliant than we are on the sale of mortgage loans into the secondary markets to maintain their liquidity, and may be able to participate in government programs that we are unable to participate in because we are not a state or federally chartered depository institution, all of which places us at a competitive disadvantage. The advantages of our largest competitors include, but are not limited to, their ability to hold new mortgage loan originations in an investment portfolio and their access to lower rate bank deposits as a source of liquidity. Additionally, more restrictive loan underwriting standards and the widespread elimination of Alt-A and subprime mortgage products throughout the industry have resulted in a more homogenous product offering, which has increased competition across the industry for mortgage originations.
     The fleet management industry in which we operate is also highly competitive. We compete against large national competitors, such as GE Commercial Finance Fleet Services, Wheels, Inc., Automotive Resources International, Lease Plan International and other local and regional competitors, including numerous competitors who focus on one or two products. Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services. Competitive pressures in the Fleet Management industry resulting in a decrease in our market share or lower prices would adversely affect our revenues and results of operations.
     We are substantially dependent upon our secured and unsecured funding arrangements, including our unsecured credit facilities and other unsecured debt, as well as our secured funding arrangements, including issuances of asset-backed securities, short-term mortgage repurchase facilities and other secured credit facilities. If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all, which would have a material adverse effect on our business, financial position, results of operations and cash flows.
     We are substantially dependent upon various sources of funding, including unsecured credit facilities and other unsecured debt, as well as secured funding arrangements, including asset-backed securities, mortgage repurchase facilities and other secured credit facilities to fund mortgage loans and vehicle acquisitions, a significant portion of which is short-term in nature. Our access to both the secured and unsecured credit markets is subject to prevailing market conditions. Renewal of our existing series of, or the issuance of new series of, vehicle lease asset-backed notes on terms acceptable to us or our ability to enter into alternative vehicle management asset-backed debt arrangements could be adversely affected in the event of: (i) the deterioration in the quality of the assets underlying the asset-backed debt arrangement; (ii) increased costs associated with accessing or our inability to access the asset-backed debt market; (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent or (iv) our failure to maintain a sufficient level of eligible assets or credit enhancements, including collateral intended to provide for any differential between variable-rate lease revenues and the underlying variable-rate debt costs. In addition, our access to and our ability to renew our existing mortgage asset-backed debt could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) increased costs associated with accessing or our inability to access the mortgage asset-backed debt market; (iv) our inability to access the secondary market for mortgage loans or (v) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent.
     Certain of our debt arrangements require us to comply with certain financial covenants and other affirmative and restrictive covenants, including requirements to post additional collateral or to fund assets that become ineligible under our secured funding arrangements. An uncured default of one or more of these covenants would result in a cross-default between and amongst our various debt arrangements. Consequently, an uncured default under any of our debt arrangements that is not waived by our lenders and that results in an acceleration of amounts payable to our lenders or the termination of credit facilities would materially and adversely impact our liquidity, could force us to sell assets at below market prices to repay our indebtedness, and could force us to seek relief under the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business, financial position, results of operations and cash flows. See Note 9, “Debt and Borrowing Arrangements” in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our debt arrangements and related financial covenants and other affirmative and restrictive covenants.
     If any of our credit facilities are terminated, including as a result of our breach, or are not renewed or if conditions in the credit markets worsen dramatically and it is not possible or economical for us to complete the sale or securitization of our originated mortgage loans or vehicle leases, we may be unable to find replacement financing on commercially favorable terms, if at all, which could prevent us from originating new mortgage loans or vehicle leases, reduce our revenues attributable to such activities, or require us to sell assets at below market prices, all of which would have a material adverse effect on our overall business and consolidated financial position, results of operations and cash flows.
     Adverse developments in the secondary mortgage market have had, and in the future could have, a material adverse effect on our business, financial position, results of operations and cash flows.
     We historically have relied on selling or securitizing our mortgage loans into the secondary market in order to generate liquidity to fund maturities of our indebtedness, the origination and warehousing of mortgage loans, the retention of mortgage servicing rights and for general working capital purposes. We bear the risk of being unable to sell or securitize our mortgage loans at advantageous times and prices or in a timely manner. Demand in the secondary market and our ability to complete the sale or securitization of our mortgage loans depends on a number of factors, many of which are beyond our control, including general economic conditions, general conditions in the banking system, the willingness of lenders to provide funding for mortgage loans, the willingness of investors to purchase mortgage loans and mortgage-backed securities and changes in regulatory requirements. If it is not possible or economical for us to complete the sale or securitization of certain of our mortgage loans held for sale, we may lack liquidity under our mortgage financing facilities to continue to fund such mortgage loans and our revenues and margins on new loan originations would be materially and negatively impacted, which would materially and negatively impact our Net revenues and Segment profit (loss) of our Mortgage Production segment and also have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows. The severity of the impact would be most significant to the extent we were unable to sell conforming mortgage loans to the government-sponsored entities or securitize such loans pursuant to GSE sponsored programs.
     Our senior unsecured long-term debt ratings are below investment grade and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.
     Our senior unsecured long-term debt ratings are below investment grade due, in part, to substantial losses incurred in 2008 and high volatility in our earnings, our reliance on short-term secured funding arrangements to finance a substantial portion of our assets, our limited ability to access the credit markets during the height of the recent global credit crisis, and broader economic trends. As a result of our senior unsecured long-term debt credit ratings being below investment grade, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets. We may be required to rely on alternative financing, such as bank lines and private debt placements and pledge otherwise unencumbered assets. There can be no assurances that we would be able to find such alternative financing on terms acceptable to us, if at all. Furthermore, we may be unable to renew all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance our mortgage loans held for sale, mortgage servicing rights and net investment in fleet leases. Any of the foregoing would have a material adverse effect on our business, financial position, results of operations and cash flows.
     There can be no assurances that our credit rating by the primary ratings agencies reflects all of the risks of an investment in our Common stock or our debt securities. Our credit ratings are an assessment by the rating agency of our ability to pay our obligations. Actual or anticipated changes in our credit ratings will generally affect the market value of our Common stock and our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors on the market value of, or trading market for, our Common stock or our debt securities.
     We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae to generate revenues through mortgage loan sales to institutional investors in the form of mortgage-backed securities and for our mortgage servicing business. Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.
     Our ability to generate revenues through mortgage loan sales to institutional investors in the form of mortgage-backed securities depends to a significant degree on programs administered by Fannie Mae, Freddie

Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These entities play a powerful role in the residential mortgage industry, and we have significant business relationships with them. During 2009, 95% of our mortgage loan sales were sold to, or were sold pursuant to programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from our relationships with Fannie Mae, Freddie Mac and Ginnie Mae, including the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees, the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures and the use of uncommitted mortgage repurchase facilities with Fannie Mae pursuant to which, as of December 31, 2009, we had total uncommitted capacity of $3.0 billion. Any discontinuation of, or significant reduction or material change in, the operation of these entities or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these entities would likely prevent us from originating and selling most, if not all, of our mortgage loan originations, and the discontinuation or material decrease in the availability of, or our capacity under, our uncommitted mortgage repurchase facilities with Fannie Mae, could materially and adversely affect our ability to originate mortgage loans, all of which would materially and adversely affect our Net revenues and Segment profit (loss) derived from our Mortgage Production segment, which loss would have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.
     In addition, we service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae in connection with the issuance of agency guaranteed mortgage-backed securities and a majority of our mortgage servicing rights relate to these servicing activities. Our status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller/servicer is subject to compliance with each entity’s respective selling and servicing guides. Loss of our approved seller/servicer status with any of these entities would have a material adverse impact on our Net revenues and Segment profit (loss) derived from our Mortgage Serving segment, which loss would have a material adverse effect on our overall business and our consolidated financial position, results of operations, and cash flows.
     Continued or worsening conditions in the real estate market have adversely impacted, and in the future could continue to adversely impact, our business, financial position, results of operations or cash flows.
     The U.S. economic recession has resulted, and could continue to result, in increased mortgage loan payment delinquencies, home price depreciation and a lower volume of home sales. These trends have negatively impacted and may continue to negatively impact our Mortgage Production and Mortgage Servicing segments through increased loss severities in connection with loan repurchase and indemnification claims due to declining home prices, increased mortgage reinsurance losses due to increased delinquencies and loss severities, and lower home purchase mortgage originations. However, we have experienced a relatively smaller impact from these trends than many of our current and former competitors because we generally sell substantially all of the mortgage loans we originate shortly after origination, we do not generally maintain credit risk on the loans we originate or maintain a loan investment portfolio, substantially all of our mortgage loan originations are prime mortgages rather than Alt-A or subprime mortgages, and our mortgage loan servicing portfolio has experienced a lower rate of payment delinquencies than that of many of our competitors. Nevertheless, these trends have resulted in an increase in the incidence of loan repurchase and indemnification claims and associated losses, as well as an increase in mortgage reinsurance losses, resulting in an increase in our reserves for loan repurchase and indemnification losses and mortgage reinsurance losses. Continuation of these trends could have a material adverse effect on our business, financial position, results of operations and cash flows.

     Our Mortgage Production segment is substantially dependent upon our relationships with Realogy, Merrill Lynch and Charles Schwab, which represented approximately 37%, 16% and 15%, respectively, of our mortgage loan originations for the year ended December 31, 2009, and the termination or non-renewal of our contractual agreements with Realogy, Merrill Lynch or Charles Schwab would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit (loss) of our Mortgage Production segment and this would have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.
     We have relationships with several clients that represent a significant portion of our revenues and mortgage loan originations for our Mortgage Production segment. In particular, Realogy, Merrill Lynch and Charles Schwab represented approximately 37%, 16% and 15%, respectively, of our mortgage loan originations for the year ended December 31, 2009. The loss of any one of these clients, whether due to insolvency, their unwillingness or inability to perform their obligations under their respective contractual relationships with us, or if we are not able to renew on commercially reasonable terms any of their respective contractual relationships with us, would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit (loss) of our Mortgage Production segment and this would also have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.
     The termination of our status as the exclusive recommended provider of mortgage products and services promoted by the residential and commercial real estate brokerage business owned and operated by Realogy’s affiliate, NRT, the title and settlement services business owned and operated by Realogy’s affiliate, TRG, and the relocation business owned and operated by Realogy’s affiliate, Cartus, would have a material adverse effect on our business, financial position, results of operations or cash flows.
     Under the Strategic Relationship Agreement, we are the exclusive recommended provider of mortgage loans to the independent sales associates affiliated with the residential and commercial real estate brokerage business owned and operated by Realogy’s affiliates and certain customers of Realogy. The marketing agreement entered into between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and PHH Mortgage Corporation (the “Marketing Agreement”) similarly provides that we are the exclusive recommended provider of mortgage loans and related products to the independent sales associates of Realogy’s real estate brokerage franchisees, which include Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc.
     In addition, the Strategic Relationship Agreement provides that Realogy has the right to terminate the covenant requiring it to exclusively recommend us as the provider of mortgage loans to the independent sales associates affiliated with the residential and commercial real estate brokerage business owned and operated by Realogy’s affiliates and certain customers of Realogy, following notice and a cure period, if:
▪	we materially breach any representation, warranty, covenant or other agreement contained in the Strategic Relationship Agreement, the Marketing Agreement, trademark license agreements (the “Trademark License Agreements”) or certain other related agreements, including, without limitation, our confidentiality agreements in the Mortgage Venture Operating Agreement and the Strategic Relationship Agreement, and our non-competition agreements in the Strategic Relationship Agreement;
▪	we or the Mortgage Venture become subject to any regulatory order or governmental proceeding and such order or proceeding prevents or materially impairs the Mortgage Venture’s ability to originate mortgage loans for any period of time (which order or proceeding is not generally applicable to companies in the mortgage lending business) in a manner that adversely affects the value of one or more of the quarterly distributions to be paid by the Mortgage Venture pursuant to the Mortgage Venture Operating Agreement;
▪	the Mortgage Venture otherwise is not permitted by law, regulation, rule, order or other legal restriction to perform its origination function in any jurisdiction, but in such case exclusivity may be terminated only with respect to such jurisdiction; or

▪	the Mortgage Venture does not comply with its obligations to complete an acquisition of a mortgage loan origination company under the terms of the Strategic Relationship Agreement.
     If Realogy were to terminate its exclusivity obligations with respect to us, one of our competitors could replace us as the recommended provider of mortgage loans to Realogy and its affiliates and franchisees, which would result in our loss of most, if not all, of our mortgage loan originations, Net revenues and Segment profit (loss) of our Mortgage Production segment derived from Realogy’s affiliates, which loss would have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.
     Moreover, certain of the events that give Realogy the right to terminate its exclusivity obligations with respect to us under the Strategic Relationship Agreement would also give Realogy the right to terminate its other agreements and arrangements with us. For example, the Mortgage Venture Operating Agreement also permits Realogy to terminate the Mortgage Venture with us upon our material breach of any representation, warranty, covenant or other agreement contained in the Strategic Relationship Agreement, the Marketing Agreement, the Trademark License Agreements or certain other related agreements that is not cured following any applicable notice or cure period or if we or the Mortgage Venture become subject to any regulatory order or governmental proceeding that prevents or materially impairs the Mortgage Venture’s ability to originate mortgage loans for any period of time (which order or proceeding is not generally applicable to companies in the mortgage lending business) in a manner that adversely affects the value of one or more of the quarterly distributions to be paid by the Mortgage Venture pursuant to the Mortgage Venture Operating Agreement. Upon a termination of the Mortgage Venture by Realogy or its affiliates, Realogy will have the right either (i) to require that we or certain of our affiliates purchase all of Realogy’s interest in the Mortgage Venture or (ii) to cause us to sell our interest in the Mortgage Venture to an unaffiliated third party designated by certain of Realogy’s affiliates. Additionally, any termination of the Mortgage Venture will also result in a termination of the Strategic Relationship Agreement and our exclusivity rights under the Strategic Relationship Agreement. Pursuant to the terms of the Mortgage Venture Operating Agreement, beginning on February 1, 2015, Realogy will have the right at any time upon two years’ notice to us to terminate its interest in the Mortgage Venture. If Realogy were to terminate the Mortgage Venture or our other arrangements with Realogy, including its exclusivity obligations with respect to us, any such termination would likely result in our loss of most, if not all, of our mortgage loan originations, Net revenues and Segment profit (loss) of our Mortgage Production segment derived from Realogy’s affiliates, which loss would have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.
     Certain hedging strategies that we may use to manage risks associated with our assets, including mortgage loans held for sale, interest rate lock commitments, mortgage servicing rights and foreign currency denominated assets, may not be effective in mitigating those risks and could result in substantial losses that could exceed the losses that would have been incurred had we not used such hedging strategies.
     We may employ various economic hedging strategies in an attempt to mitigate the interest rate and prepayment risk inherent in many of our assets, including our mortgage loans held for sale, interest rate lock commitments and, from time to time, our mortgage servicing rights. Our hedging activities may include entering into derivative instruments. We also seek to manage interest rate risk in our Mortgage Production and Mortgage Servicing segments partially by monitoring and seeking to maintain an appropriate balance between our loan production volume and the size of our mortgage servicing portfolio, as the value of mortgage servicing rights and the income they provide tend to be counter-cyclical to the changes in production volumes and the gain or loss on loans that result from changes in interest rates. This approach requires our management to make significant estimates with regards to future replenishment rates for our mortgage servicing rights, loan margins, the value of additions to our mortgage servicing rights and loan origination costs, and many factors can impact these estimates, including loan pricing margins and our ability to adjust staffing levels to meet changing consumer demand.

     We are also exposed to foreign exchange risk associated with our investment in our Canadian operations and with foreign exchange forward contracts that we have entered into, or may in the future enter into, to hedge U.S. dollar denominated borrowings used to fund Canadian dollar denominated leases and operations. Our hedging decisions in the future to manage these foreign exchange risks will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategy.
     During the third quarter of 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness of the hedge given the current economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to mortgage servicing rights during the third quarter of 2008. As of December 31, 2009, there were no open derivatives related to mortgage servicing rights, which has resulted in increased volatility in the results of operations for our Mortgage Servicing segment. Our decisions regarding the levels, if any, of our derivatives related to mortgage servicing rights could result in continued volatility in the results of operations for our Mortgage Servicing segment.
     Our hedging strategies may not be effective in mitigating the risks related to changes in interest rates or foreign exchange rates. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses, and could result in losses in excess of what our losses would have been from had we not used such hedging strategies. There have been periods, and it is likely that there will be periods in the future, during which we incur losses after consideration of the results of our hedging strategies. As stated earlier, the success of our interest rate risk management strategy and our replenishment strategies for our mortgage servicing rights are largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments, as well as our ability to successfully manage any capacity constraints in our mortgage production business. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes including, but not limited to, interest rates or prepayment speeds or foreign exchange rate fluctuations, we may incur losses that could have a material adverse effect on our business, financial position, results of operations or cash flows.
     Changes in interest rates could materially and adversely affect our volume of mortgage loan originations or reduce the value of our mortgage servicing rights, either of which could have a material adverse effect on our business, financial position, results of operations or cash flows.
     Changes in and the level of interest rates are key drivers of our mortgage loan originations in our Mortgage Production segment and mortgage loan refinancing activity, in particular. The level of interest rates are significantly affected by monetary and related policies of the federal government, its agencies and government sponsored entities, which are particularly affected by the policies of the Federal Reserve Board that regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies, including initiatives to stabilize the U.S. housing market and to stimulate overall economic growth, affect the size of the mortgage loan origination market, the pricing of our interest-earning assets and the cost of our interest-bearing liabilities. Changes in any of these policies are beyond our control, difficult to predict, particularly in the current economic environment, and could have a material adverse effect on our business, financial position, results of operations or cash flows.
     Historically, rising interest rates have generally been associated with a lower volume of loan originations in our Mortgage Production segment due to a disincentive for borrowers to refinance at a higher interest rate, while falling interest rates have generally been associated with higher loan originations due to an incentive for borrowers to refinance at a lower interest rate. Our ability to generate Gain on mortgage loans, net in our Mortgage Production segment is significantly dependent on our level of mortgage loan originations. Accordingly, increases in interest rates could materially and adversely affect our mortgage loan origination volume, which could have a material and adverse effect on our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations or cash flows.

     Changes in interest rates are also a key driver of the performance of our Mortgage Servicing segment as the values of our mortgage servicing rights are highly sensitive to changes in interest rates. Historically, the value of our mortgage servicing rights have increased when interest rates rise and have decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates, with changes in fair value of our mortgage servicing rights being included in our consolidated results of operations. Because we do not currently utilize derivatives to hedge against changes in the fair value of our mortgage servicing rights, our consolidated financial positions, results of operations and cash flows are susceptible to significant volatility due to changes in the fair value of our mortgage servicing rights as interest rates change. As a result, substantial volatility in interest rates materially effect our Mortgage Servicing segment, as well as our consolidated financial position, results of operations and cash flows.
     Losses incurred in connection with actual or projected loan repurchase and indemnification claims may exceed our financial statement reserves and we may be required to increase such reserves in the future. Increases to our reserves and losses incurred in connection with actual loan repurchases and indemnification payments could have a material adverse effect on our business, financial position, results of operation or cash flows.
     In connection with the sale of mortgage loans, we make various representations and warranties concerning such loans that, if breached, require us to repurchase such loans or indemnify the purchaser of such loans for actual losses incurred in respect of such loans. These representations and warranties vary based on the nature of the transaction and the purchaser’s or insurer’s requirements but generally pertain to the ownership of the mortgage loan, the real property securing the loan and compliance with applicable laws and applicable lender and government-sponsored entity underwriting guidelines in connection with the origination of the loan. The aggregate unpaid principal balance of loans sold or serviced by us represents the maximum potential exposure related to loan repurchase and indemnification claims, including claims for breach of representation and warranty provisions. Due, in part, to recent increased mortgage payment delinquency rates and declining housing prices, we have experienced, and may in the future continue to experience, an increase in loan repurchase and indemnification claims due to actual or alleged breaches of representations and warranties in connection with the sale or servicing of mortgage loans. The estimation of our loan repurchase and indemnification liability is subjective and based upon our projections of the incidence of loan repurchase and indemnification claims, as well as loss severities. Given these trends, losses incurred in connection with such actual or projected loan repurchase and indemnification claims may be in excess of our financial statement reserves, and we may be required to increase such reserves and may sustain additional losses associated with such loan repurchase and indemnification claims in the future. Accordingly, increases to our reserves and losses incurred by us in connection with actual loan repurchases and indemnification payments in excess of our reserves could have a material adverse effect on our business, financial position, results of operations or cash flows.
     Additionally, some of our counterparties from whom we have purchased mortgage loans or mortgage servicing rights and from whom we may seek indemnification or against whom we may assert a loan repurchase demand in connection with a breach of a representation or warranty are highly leveraged and have been adversely affected by the recent economic decline in the United States, including the pronounced downturn in the debt and equity capital markets and the U.S. housing market, and unprecedented levels of credit market volatility. As a result, we are exposed to counterparty risk in the event of non-performance by counterparties to our various contracts, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, which could result in substantial losses for which we may not have insurance coverage.
     The fair values of a substantial portion of our assets are determined based upon significant estimates and assumptions made by our management. As a result, there could be material uncertainty about the fair value of such assets that, if subsequently proven incorrect or inaccurate, could have a material adverse effect on our business, financial position, results of operations or cash flows.
     A substantial portion of our assets are recorded at fair value based upon significant estimates and assumptions with changes in fair value included in our consolidated results of operations. The determination of the fair value of such assets, including our mortgage loans held for sale, interest rate lock commitments and mortgage servicing rights, involves numerous estimates and assumptions made by our management. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with our mortgage servicing rights based upon assumptions involving interest rates as well as the prepayment rates and delinquencies and foreclosure rates of the underlying serviced mortgage loans.
     As of December 31, 2009, 34% of our total assets were measured at fair value on a recurring basis, and less than 1% of our total liabilities were measured at fair value on a recurring basis. As of December 31, 2009, approximately 43% of our assets and liabilities measured at fair value were valued using primarily observable inputs and were categorized within Level Two of the valuation hierarchy. Our assets and liabilities categorized within Level Two of the valuation hierarchy are comprised of the majority of our mortgage loans held for sale and derivative assets and liabilities. As of December 31, 2009, approximately 58% of our assets and liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy. Approximately 86% of our assets and liabilities categorized within Level Three of the valuation hierarchy are comprised of our mortgage servicing rights.
     The ultimate realization of the value of our assets that are measured at fair value on a recurring basis may be materially different than the fair values of such assets as reflected in our consolidated statement of financial position as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Accordingly, there may be material uncertainty about the fair value of a substantial portion of our assets.
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
Risks Related to our Common Stock
     Future issuances of our Common stock or securities convertible into our Common stock and hedging activities may result in dilution of our stockholders or depress the trading price of our Common stock.
     If we issue any shares of our Common stock or securities convertible into our Common stock in the future, including the issuance of shares of Common stock upon conversion of our 4.0% Convertible Senior Notes due 2012 and 4.0% Convertible Senior Notes due 2014 or the issuance of shares of Common stock upon exercise or settlement of any outstanding stock options, restricted stock units or performance stock units granted under the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, such issuances will dilute the voting power and ownership percentage of our stockholders and could substantially decrease the trading price of our

Common stock. In addition, the price of our Common stock could also be negatively affected by possible sales of our Common stock by investors who engage in hedging or arbitrage trading activity that we expect to develop involving our Common stock following the issuance of the Convertible Notes.
     We also may issue shares of our Common stock or securities convertible into our Common stock in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to increase our capital, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons. We cannot predict the size of future issuances of our Common stock or securities convertible into our Common stock or the effect, if any, that such future issuances might have to dilute the voting interests of our stockholders or otherwise on the market price for our Common stock.
     The convertible note hedge and warrant transactions may negatively affect the value of our Common stock.
     In connection with our offering of the 2012 Convertible Notes, we entered into convertible note hedge transactions that cover, subject to anti-dilution adjustments, approximately 12,195,125 shares of our Common stock and sold warrants to purchase, subject to anti-dilution adjustments, up to approximately 12,195,125 shares of our Common stock with affiliates of the initial purchasers of the 2012 Convertible Notes. In connection with the issuance and sale of the 2014 Convertible Notes, we also entered into convertible note hedge transactions that cover, subject to anti-dilution adjustments, approximately 8,525,484 shares of our Common stock and sold warrants to purchase, subject to anti-dilution adjustments, up to approximately 8,525,484 shares of our Common stock with affiliates of the initial purchasers of the 2014 Convertible Notes (together with the affiliates of the initial purchasers of the 2012 Convertible Notes that are parties to the convertible note hedge and warrant transactions associated with the 2012 Convertible Notes, the “Option Counterparties”). The convertible note hedge and warrant transactions are expected to reduce the potential dilution upon conversion of the 2012 Convertible Notes and 2014 Convertible Notes, respectively.
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
     Provisions in our charter and bylaws, the Maryland General Corporation Law, and the indentures for the 2012 Convertible Notes and 2014 Convertible Notes may delay or prevent our acquisition by a third party.
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
     We are also subject to certain provisions of the Maryland General Corporation Law which could delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their Common stock or may otherwise be in the best interest of our stockholders. These include, among other provisions:

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
     Our by-laws contain a provision exempting any share of our capital stock from the control share acquisition statute to the fullest extent permitted by the Maryland General Corporation Law. However, our Board of Directors has the exclusive right to amend our by-laws and, subject to their fiduciary duties, could at any time in the future amend the by-laws to remove this exemption provision.
     Finally, if certain changes in control or other fundamental changes under the terms of the Convertible Notes occur prior to their respective maturity date, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes and, in some cases, such a transaction will cause an increase in the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a transaction. In addition, the indentures for the 2012 Convertible Notes and 2014 Convertible Notes prohibit us from engaging in certain changes in control unless, among other things, the surviving entity assumes our obligations under the Convertible Notes. These and other provisions of the indentures for the Convertible Notes could prevent or deter potential acquirers and reduce the likelihood that stockholders receive a premium for our Common stock in an acquisition.
     Certain provisions of the Mortgage Venture Operating Agreement and the Strategic Relationship Agreement that we have with Realogy and certain provisions in our other mortgage loan origination agreements could discourage third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay our stockholders in an acquisition transaction.
     Pursuant to the terms of the Mortgage Venture Operating Agreement, Realogy has the right to terminate the Mortgage Venture, at its election, at any time on or after February 1, 2015 by providing two years’ notice to us. In addition, under the Mortgage Venture Operating Agreement, Realogy may terminate the Mortgage Venture if we effect a change in control transaction involving certain competitors or other third parties. In connection with such termination, we would be required to make a liquidated damages payment in cash to Realogy of an amount equal to the sum of (i) two times the Mortgage Venture’s trailing 12 months net income (except that, in the case of a termination by Realogy following a change in control of us, we may be required to make a cash payment to Realogy in an amount equal to the Mortgage Venture’s trailing 12 months net income multiplied by (a) if the Mortgage Venture Operating Agreement is terminated prior to its twelfth anniversary, the number of years remaining in the first 12 years of the term of the Mortgage Venture Operating Agreement, or (b) if the Mortgage Venture Operating Agreement is terminated on or after its tenth anniversary, two years), and (ii) all costs reasonably incurred by Cendant (now known as Avis Budget Group, Inc.) and its subsidiaries in unwinding its relationship with us pursuant to the Mortgage Venture Operating Agreement and the related agreements, including the Strategic Relationship Agreement, the Marketing Agreement and the Trademark License Agreements. Pursuant to the terms of the Strategic Relationship Agreement, we are subject to a non-competition provision, the breach of which could result in Realogy having the right to terminate the Strategic Relationship Agreement, seek an injunction prohibiting us from engaging in activities in breach of the non-competition provision or result in our liability for damages to Realogy.
     In addition, our agreements with some of our financial institution clients, such as Merrill Lynch and Charles Schwab, provide the applicable financial institution client with the right to terminate its relationship with us prior to the expiration of the contract term if we complete certain change in control transactions with certain third parties. Because we may be unable to obtain consents or waivers from such clients in connection with certain change in control transactions, the existence of these provisions may discourage certain third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction. For the year ended December 31, 2009, approximately 63% of our mortgage loan originations were derived from our financial institutions channel, pursuant to which we provide outsourced mortgage loan services for customers of our financial institution clients.

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

PHH CORPORATION
	By:	/s/ Jerome J. Selitto
Jerome J. Selitto
Date: November 3, 2010		President and Chief Executive Officer

	By:	/s/ Sandra E. Bell
Sandra E. Bell
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 3, 2010

EXHIBIT INDEX

Exhibit
No.	Description	Incorporation by Reference
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2	Articles Supplementary.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.3	Articles of Amendment to the Charter of PHH Corporation effective as of June 12, 2009.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2009.

3.4	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 2, 2009.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Amended and Restated Articles of Incorporation, as amended, and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibit 3.1 to our Current Reports on Form 8-K filed on February 1, 2005, March 27, 2008, June 16, 2009 and April 2, 2009, respectively.

4.3	Indenture dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.3.1	Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.3.2	Supplemental Indenture No. 2 dated as of January 30, 2001 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 8, 2001.

4.3.3	Supplemental Indenture No. 3 dated as of May 30, 2002 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

Exhibit
No.	Description	Incorporation by Reference
4.3.4	Supplemental Indenture No. 4 dated as of August 31, 2006 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

4.3.5	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 9, 2008.

4.3.6	Form of 7.125% Note due 2013.	Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on February 24, 2003.

4.4‡‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.4.1	Series 2009-1 Indenture Supplement, dated as of June 9, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.5.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

4.4.2	Series 2009-2 Indenture Supplement, dated as of September 11, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2009.

4.4.3	Series 2009-3 Indenture Supplement, dated as of November 18, 2009, among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.4	Form of Series 2009-3 Class A Investor Note	Incorporated by reference to Exhibit 4.4.4 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.5	Form of Series 2009-3 Class B Investor Note	Incorporated by reference to Exhibit 4.4.5 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.6	Form of Series 2009-3 Class C Investor Note	Incorporated by reference to Exhibit 4.4.6 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.7	Series 2009-4 Indenture Supplement, dated as of December 18, 2009 among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.7 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.8	Form of Series 2009-4 Class A Investor Note	Incorporated by reference to Exhibit 4.4.8 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

Exhibit
No.	Description	Incorporation by Reference
4.4.9	Form of Series 2009-4 Class B Investor Note	Incorporated by reference to Exhibit 4.4.9 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.10	Form of Series 2009-4 Class C Investor Note	Incorporated by reference to Exhibit 4.4.10 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.11	Series 2010-1 Indenture Supplement, dated as of June 1, 2010 among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.11 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.12	Form of Series 2010-1 Floating Rate Asset Backed Variable Funding Investor Notes, Class A.	Incorporated by reference to Exhibit 4.4.12 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.13	Form of Series 2010-1 Floating Rate Asset Backed Investor Notes, Class B.	Incorporated by reference to Exhibit 4.4.13 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.5	Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.

4.5.1	Form of Global Note 4.00% Convertible Senior Note Due 2012.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.

4.6	Indenture dated as of September 29, 2009, by and between PHH Corporation and The Bank of New York Mellon, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.6.1	Form of Global Note 4.00% Convertible Senior Note Due 2014.	Incorporated by reference to Exhibit A of Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.7	Trust Indenture dated as of November 16, 2009, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.1	Series 2010-1 Supplemental Indenture dated as of January 27, 2010, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.2	Fleet Leasing Receivables Trust Series 2010-1 Class A-1a Asset-Backed Note.	Incorporated by reference to Schedule A-1a of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

Exhibit
No.	Description	Incorporation by Reference
4.7.3	Fleet Leasing Receivables Trust Series 2010-1 Class A-1b Asset-Backed Note.	Incorporated by reference to Schedule A-1b of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.4	Fleet Leasing Receivables Trust Series 2010-1 Class A-2a Asset-Backed Note.	Incorporated by reference to Schedule A-2a of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.5	Fleet Leasing Receivables Trust Series 2010-1 Class A-2b Asset-Backed Note.	Incorporated by reference to Schedule A-2b of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.6	Fleet Leasing Receivables Trust Series 2010-1 Class B Asset-Backed Note.	Incorporated by reference to Schedule B of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.7	Series 2010-2 Supplemental Indenture dated as of August 31, 2010, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Filed herewith.

4.7.8	Fleet Leasing Receivables Trust Series 2010-2 Class A Asset-Backed Note.	Filed herewith.

4.7.9	Fleet Leasing Receivables Trust Series 2010-2 Class B Asset-Backed Note.	Filed herewith.

4.8	Indenture dated as of August 11, 2010 between PHH Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 12, 2010.

4.8.1	Form of 9 1/4% Senior Note Due 2016.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 12, 2010.

10.1	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference
10.1.1	Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

10.1.2	Third Amendment, dated as of March 27, 2008, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

10.1.3‡‡	Fourth Amendment, dated as of June 25, 2010, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein and JP Morgan Chase Bank, N.A. as a Lender and as a Administrative Agent for the lenders.	Incorporated by reference to Exhibit 10.1.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed on August 3, 2010.

10.2	Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.

10.2.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10.2.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.

Exhibit
No.	Description	Incorporation by Reference
10.2.3‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.

10.2.4	Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

10.2.5	Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.

10.2.6‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

10.2.7	Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.3‡‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.3.1‡‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.3.2‡‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.3.3‡‡	Equity Access® and OmegaSM Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference
10.3.4‡‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.3.5	Letter Agreement dated August 8, 2008 by and between PHH Mortgage Corporation and Merrill Lynch Credit Corporation relating to the Servicing Rights Purchase and Sale Agreement dated January 28, 2000, as amended.	Incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10.3.6‡‡	Mortgage Loan Subservicing Agreement by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation dated as of August 8, 2008.	Incorporated by reference to Exhibit 10.70 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.

10.4	Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.

10.5	Purchase Agreement dated March 27, 2008 by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed on April 4, 2008.

10.5.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report of Form 8-K filed on April 4, 2008.

10.5.2	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report of Form 8-K filed on April 4, 2008.

10.5.3	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.4 to our Current Report of Form 8-K filed on April 4, 2008.

10.5.4	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report of Form 8-K filed on April 4, 2008.

10.5.5	Master Terms and Conditions for Convertible Debt Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report of Form 8-K filed on April 4, 2008.

10.5.6	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report of Form 8-K filed on April 4, 2008.

Exhibit
No.	Description	Incorporation by Reference
10.5.7	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.8 to our Current Report of Form 8-K filed on April 4, 2008.

10.5.8	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report of Form 8-K filed on April 4, 2008.

10.5.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report of Form 8-K filed on April 4, 2008.

10.5.10	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report of Form 8-K filed on April 4, 2008.

10.5.11	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report of Form 8-K filed on April 4, 2008.

10.5.12	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report of Form 8-K filed on April 4, 2008.

10.6	Second Amended and Restated Master Repurchase Agreement dated as of June 18, 2010, between The Royal Bank of Scotland PLC, as Buyer, PHH Mortgage Corporation, as Seller.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2010.

10.6.1	Third Amended and Restated Guaranty dated as of June 18, 2010, made by PHH Corporation in favor of The Royal Bank of Scotland, PLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 23, 2010.

10.7	Purchase Agreement dated June 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Filed herewith.

10.8‡‡	Purchase Agreement dated September 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009 filed on January 12, 2010.

Exhibit
No.	Description	Incorporation by Reference
10.9	Purchase Agreement dated September 23, 2009, by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.

10.9.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.

10.9.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.9.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.

10.9.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

10.9.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.

10.9.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.9.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.

10.9.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.9.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.

10.9.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit
No.	Description	Incorporation by Reference
10.9.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.

10.9.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.9.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.9.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

10.9.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.

10.9.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.9.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.

10.9.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

10.10†	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2010.

10.10.1†	PHH Corporation Unanimous Written Consent of the Board of Directors effective August 18, 2010.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2010.

10.10.2†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.10.3†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

Exhibit
No.	Description	Incorporation by Reference
10.10.4†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

10.10.5†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.10.6†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.10.7†	First Amendment to the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, effective August 18, 2010.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2010.

10.10.8†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.10.9†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.10.10†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.10.11†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.10.12†‡‡	Form of 2009 Performance Unit Award Notice and Agreement for Certain Executive Officers, as approved by the Compensation Committee on March 25, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2009.

10.10.13†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.

10.10.14†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.

10.10.15†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.	Description	Incorporation by Reference
10.10.16†	Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated August 5, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2009.

10.10.17†	Amendment to the Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 16, 2009.

10.10.18†	Release by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 16, 2009.

10.10.19†	Employment Agreement dated as of October 26, 2009, between Jerome J. Selitto and PHH Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2009.

10.10.20†	Separation Agreement between PHH Corporation and Mark R. Danahy dated as of August 4, 2010.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2010.

10.11	Trust Purchase Agreement dated January 27, 2010 between Fleet Leasing Receivables Trust, as purchaser, PHH Fleet Lease Receivables L.P., as seller, PHH Vehicle Management Services Inc., as servicer and PHH Corporation, as performance guarantor.	Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.11.1	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc., CIBC World Markets Inc., RBC Dominion Securities Inc. and Scotia Capital Inc., as agents.	Incorporated by reference to Exhibit 10.15.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.11.2‡‡	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc. and Banc of America Securities LLC, as agents.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.12	Mortgage Loan Participation Purchase and Sale Agreement dated as of July 23, 2010, between PHH Mortgage Corporation, as seller, and Bank of America, N.A., as purchaser.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 29, 2010.

Exhibit
No.	Description	Incorporation by Reference
10.13‡	Purchase Agreement, dated August 6, 2010, by and between PHH Corporation, Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and RBS Securities Inc., as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2010.

10.14	Registration Rights Agreement, dated August 11, 2010, by and between PHH Corporation and Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and RBS Securities Inc., as representatives of several initial purchasers of the notes.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August, 12, 2010.

10.15	Mortgage Loan Participation Sale Agreement dated as of September 2, 2010, between PHH Mortgage Corporation, as seller, and JPMorgan Chase Bank, National Association, as purchaser.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 3, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.