Form 10-K
period 2010-12-31
PHH CORP
filed 2011-02-28
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of our Common stock held by non-affiliates of the registrant as of June 30, 2010 was $1.054 billion.

As of February 22, 2011, 55,986,486 shares of PHH Common stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2010 are incorporated by reference in Part III of this Report.

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in other documents filed or furnished with the SEC or may be made orally to analysts, investors, representatives of the media and others.

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements. Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could”. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements concerning the following:

▪	the impact of the adoption of recently issued accounting pronouncements on our financial statements;

▪	future origination volumes and loan margins in the mortgage industry;

▪	actuarial estimate of total reinsurance losses and expected future reinsurance premiums;

▪	mortgage repurchase and indemnification claims and associated reserves and provisions; and

▪	savings to be realized from the execution of our transformation plan.

Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part I—Item 1A. Risk Factors” in this Form 10-K and those factors described below:

▪	the effects of continued market volatility or continued economic decline on the availability and cost of our financing arrangements and the value of our assets;

▪	the effects of a continued decline in the volume of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

▪	the effects of changes in current interest rates on our business and our financing costs;

▪	our decisions regarding the use of derivatives related to mortgage servicing rights, if any, and the resulting potential volatility of the results of operations of our Mortgage Servicing segment;

▪	the effects of increases in our actual and projected repurchases of, indemnification given in respect of, or related losses associated with, sold mortgage loans for which we have provided representations and warranties or other contractual recourse to purchasers and insurers of such loans, including increases in our loss severity and reserves associated with such loans;

▪	the effects of reinsurance claims in excess of projected levels and in excess of reinsurance premiums we are entitled to receive or amounts currently held in trust to pay such claims;

▪	the effects of any significant adverse changes in the underwriting criteria or existence or programs of government-sponsored entities, including Fannie Mae and Freddie Mac, including any changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act;

▪	the effects of any inquiries and investigations of foreclosure procedures by attorney generals of certain states and the U.S. Department of Justice;

▪	the ability to maintain our status as a government sponsored entity-approved seller and servicer, including the ability to continue to comply with the respective selling and servicing guides, including any changes caused by the Dodd-Frank Act;

▪	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored-entities;

▪	changes in laws and regulations, including changes in mortgage- and real estate-related laws and regulations (including changes caused by the Dodd-Frank Act), status of government sponsored-entities and state, federal and foreign tax laws and accounting standards;

▪	the effects of the insolvency of any of the counterparties to our significant customer contracts or financing arrangements or the inability or unwillingness of such counterparties to perform their respective obligations under, or to renew on terms favorable to us, such contracts, or our ability to continue to comply with the terms of our significant customer contracts, including service level agreements;

▪	the effects of competition in our existing and potential future lines of business, including the impact of consolidation within the industries in which we operate and competitors with greater financial resources and broader product lines;

▪	the ability to obtain financing (including refinancing existing indebtedness) on acceptable terms, if at all, to finance our operations or growth strategy, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness;

▪	the ability to maintain our relationships with our existing clients and to establish relationships with new clients;

▪	the ability to attract and retain key employees;

▪	a deterioration in the performance of assets held as collateral for secured borrowings;

▪	the impact of the failure to maintain our credit ratings;

▪	any failure to comply with covenants under our financing arrangements;

▪	the effects of the consolidation of financial institutions and the related impact on the availability of credit; and

▪	the impact of actions taken or to be taken by the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System on the credit markets and the U.S. economy.

Forward-looking statements speak only as-of the date on which they are made. Factors and assumptions discussed above, and other factors not identified above, may have an impact on the continued accuracy of any forward-looking statements that we make. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1.	Business

History

We were incorporated in 1953 as a Maryland corporation. For periods between April 30, 1997 and February 1, 2005, we were a wholly owned subsidiary of Cendant Corporation (now known as Avis Budget Group, Inc.) and its predecessors that provided mortgage banking services, facilitated employee relocations and provided vehicle fleet management and fuel card services. On February 1, 2005, we began operating as an independent, publicly traded company pursuant to our spin-off from Cendant.

Overview

We are a leading outsource provider of mortgage and fleet management services. We provide mortgage banking services to a variety of clients, including financial institutions and real estate brokers, throughout the U.S. Our mortgage banking activities include originating, purchasing, selling and servicing mortgage loans through our wholly owned subsidiary, PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”). We provide commercial fleet management services to corporate clients and government agencies throughout the U.S. and Canada through our wholly owned subsidiary, PHH Vehicle Management Services Group LLC (“PHH Arval”). PHH Arval is a fully integrated provider of fleet management services with a broad range of product offerings, including managing and leasing vehicle fleets and providing other fee-based services for our clients’ vehicle fleets.

According to Inside Mortgage Finance, as of December 31, 2010, PHH Mortgage was the 4th largest retail mortgage loan originator in the U.S. with a 4.2% market share, the 7th largest overall mortgage loan originator with a 3.1% market share and the 7th largest mortgage loan servicer with a 1.6% market share. According to the Automotive Fleet 2010 Fact Book, PHH Arval is the 3rd largest provider of outsourced commercial fleet management services in the U.S. and Canada combined and had over 500,000 in vehicle units under management as of December 31, 2010.

Our corporate website is www.phh.com, and our reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free on our website under the tabs “Investor Relations—SEC Reports” as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The SEC also maintains a website (www.sec.gov) where our filings can be accessed for free. Our Corporate Governance Guidelines, our Code of Business Conduct for Employees, our Code of Business Conduct and Ethics for Directors and the charters of the committees of our Board of Directors are also available on our corporate website and printed copies are available upon request. The information contained on our corporate website is not part of this Form 10-K.

Operating Segments

Our business activities are organized and presented in three operating segments: (i) Mortgage Production (ii) Mortgage Servicing and (iii) Fleet Management Services. A description of each operating segment is presented below and the results of operations for each of our reportable segments is presented in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Mortgage Production Segment

Our Mortgage Production segment provides mortgage services, including private-label mortgage services, to financial institutions and real estate brokers through PHH Mortgage. The Mortgage Production segment generates revenue through fee-based mortgage loan origination services and the origination and sale of mortgage loans into the secondary market. PHH Mortgage generally sells all mortgage loans that it originates to secondary market investors, which include a variety of institutional investors, and typically retains the servicing rights on mortgage loans sold. During 2010, 95% of our mortgage loans were sold to, or were sold pursuant to programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae and the remaining 5% were to private investors.

The Mortgage Production segment includes PHH Home Loans, LLC (together with its subsidiaries, “PHH Home Loans”), which is a joint venture that we maintain with Realogy Corporation. We own 50.1% of PHH Home Loans through our subsidiaries and Realogy owns the remaining 49.9% through their affiliates. We have the exclusive right to use the Century 21, Coldwell Banker and ERA brand names in marketing our mortgage loan products through PHH Home Loans and other arrangements that we have with Realogy.

The Mortgage Production segment also includes our appraisal services business, Speedy Title & Appraisal Review Services LLC, which provides appraisal services utilizing a network of approximately 2,200 third-party professional licensed firms offering local coverage throughout the U.S. and also provides credit research, flood certification and tax services. The appraisal services business is closely linked to the processes by which our mortgage operations originate mortgage loans and derives substantially all of its business from our various channels.

We originate mortgage loans through three principal business channels: (i) private label services (outsourced mortgage services for financial institutions); (ii) real estate (mortgage services for brokers associated with brokerages owned or franchised by Realogy and third-party brokers); and (iii) relocation (mortgage services for clients of Cartus Corporation).

▪	Private Label Services Channel: We are a leading provider of private-label mortgage loan originations for financial institutions and other entities throughout the U.S. In this channel, we offer a complete outsourcing solution, from processing applications through funding, for clients that wish to offer mortgage services to their customers but are not equipped to handle all aspects of the process cost-effectively. We also purchase closed mortgage loans from financial institutions. Representative clients include Merrill Lynch Credit Corporation, USAA Federal Savings Bank and Charles Schwab Bank, which represented approximately 15%, 14% and 11% of our mortgage loan originations for the year ended December 31, 2010, respectively.

▪	Real Estate Channel: We work with real estate brokers to provide their customers with mortgage loans. Through our affiliations with real estate brokers, we have access to home buyers at the time of purchase. We work with brokers associated with NRT Incorporated, Realogy’s owned real estate brokerage business, brokers associated with Realogy’s franchised brokerages (“Realogy Franchisees”) and third-party brokers that are not affiliated with Realogy. NRT Incorporated is the largest owner and operator of residential real estate brokerages in the U.S. and Realogy is a franchisor of some of the most recognizable residential real estate brands. During the year ended December 31, 2010, approximately 27% of our mortgage loan originations were derived from our relationship with Realogy and its affiliates. The following presents a summary of the relationships with Realogy-owned brokers and its franchisees and third-party brokers within the Real Estate Channel:

Realogy-owned Brokers
Realogy has agreed that the real estate brokerage business owned and operated by NRT Incorporated and the title and settlement services business owned and operated by Title Resource Group LLC will exclusively recommend PHH Home Loans as provider of mortgage loans to: (i) the independent sales associates affiliated with Realogy, excluding the independent sales associates of any Realogy Franchisee; and (ii) all customers of Realogy Services Group LLC and Realogy Services Venture Partner, Inc., excluding Realogy Franchisees. In general, our capture rate of mortgage loans where we are the exclusive recommended provider is much higher than in other situations.

Realogy Franchisees and Third Party Brokers
Certain Realogy Franchisees have agreed to exclusively recommend PHH Mortgage as provider of mortgage loans to their respective independent sales associates. Additionally, for other Realogy Franchisees and third-party brokers, we endeavor to enter into separate marketing service agreements or other arrangements whereby we are the exclusive recommended provider of mortgage loans to each franchise or broker. We have entered into exclusive marketing service agreements with 5% of Realogy Franchisees as of December 31, 2010.

Substantially all of the originations through the real estate channel during the years ended December 31, 2010, 2009 and 2008, were originated from Realogy and Realogy Franchisees. For the year ended December 31, 2010, we originated mortgage loans for approximately 18% of the transactions in which real estate brokerages owned by Realogy represented the home buyer and approximately 9% of the transactions in which real estate brokerages franchised by Realogy where we have exclusive marketing service agreements, represented the home buyer.

▪	Relocation Channel: In this channel, we work with Cartus Corporation, Realogy’s relocation business, to provide mortgage loans to employees of Cartus’ clients. Cartus is the industry leader of outsourced corporate relocation services in the U.S. Substantially all of the originations through this channel during the years ended December 31, 2010, 2009 and 2008 were from Cartus.

Our mortgage loan origination channels are supported by our retail and wholesale/correspondent platforms as further described below:

▪	Retail Platform: Through our retail platform, we maintain direct contact with borrowers who are purchasing a home or refinancing a mortgage loan. This contact is made through our teleservices operation or through our network of field sales professionals.

Teleservices
We operate a teleservices operation (also known as our Phone In, Move In program) that provides centralized processing in an effort to ensure consistent customer service. We utilize Phone In, Move In for all three origination channels described above. We also maintain multiple internet sites that provide online mortgage application capabilities for our customers.

Field Sales Professionals
Members of our field sales force are generally located in real estate brokerage offices or are affiliated with financial institution clients around the U.S., and are equipped to provide product information, quote interest rates and help customers prepare mortgage applications. Through our MyChoice program, certain of our mortgage advisors are assigned a dedicated territory for marketing efforts and customers are provided with the option of applying for mortgage loans over the telephone, in person or online through the internet.

▪	Wholesale/Correspondent Platform: Through our wholesale/correspondent platform, we purchase closed mortgage loans from community banks, credit unions, mortgage brokers and mortgage bankers. We also acquire mortgage loans from mortgage brokers that receive applications from and qualify the borrowers.

The following table sets forth the composition of our mortgage loan originations by channel and platform for each of the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Total Mortgage Originations by Channel:
Private label services	73%	63%	63%
Real estate	25%	35%	33%
Relocation	2%	2%	4%
Total Mortgage Originations by Platform:
Retail	68%	85%	85%
Wholesale/Correspondent	32%	15%	15%

Mortgage Servicing Segment

We principally generate revenue in our Mortgage Servicing segment through fees earned from our servicing rights or from our subservicing agreements. Mortgage servicing rights are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance, performing loss mitigation activities on behalf of investors, and otherwise administering our mortgage loan servicing portfolio. Mortgage servicing rights for sold loans are initially recorded at fair value in our Mortgage Production Segment’s results of operations. Changes in fair value subsequent to the initial capitalization are recorded in our Mortgage Servicing Segment’s results of operations. Our Mortgage Servicing segment also includes the results of our reinsurance activities from our wholly owned subsidiary, Atrium Reinsurance Corporation.

We provide mortgage reinsurance to certain third-party insurance companies that provide primary mortgage insurance on loans originated in our Mortgage Production segment. While we do not underwrite primary mortgage insurance directly, we provide reinsurance that covers losses in excess of a specified percentage of the principal balance of a given pool of mortgage loans, subject to a contractual limit. In exchange for assuming a portion of the risk of loss related to the reinsured loans, Atrium receives a portion of borrowers’ premiums from the third-party insurance companies. Our two contracts with primary insurance companies are inactive and in runoff. While in runoff, Atrium will continue to collect premiums and have risk of loss on the existing population of loans reinsured, but may not add to that population of loans. For additional information regarding mortgage reinsurance, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in this Form 10-K.

See “—Our Business—Mortgage Production and Mortgage Servicing Segments—Mortgage Production Segment” and “—Item 1A. Risk Factors—Risks Related to our Company—The industries in which we operate are highly competitive and, if we fail to meet the competitive challenges in our industries, it would have a material adverse effect on our business, financial position, results of operations or cash flows.” for more information.

Fleet Management Services Segment

We provide fleet management services to corporate clients and government agencies throughout the U.S. and Canada. The following table sets forth the Net revenues attributable to our domestic and foreign operations for our Fleet Management Services segment:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Net revenues:
Domestic	$1,378	$1,489	$1,702
Foreign	215	160	125

We are a fully integrated provider of these services with a broad range of product offerings. We primarily focus on clients with fleets of greater than 75 vehicles. As of December 31, 2010, we had more than 280,000 vehicles leased, primarily consisting of cars and light-duty trucks and, to a lesser extent, medium and heavy-duty trucks, trailers and equipment, and approximately 285,000 additional vehicles serviced under fuel cards, maintenance cards, accident management services arrangements and/or similar arrangements. During the year ended December 31, 2010, we purchased approximately 54,000 vehicles.

We differentiate ourselves from our competitors primarily on three factors: the breadth of our product offering, customer service and technology. We are able to offer customized solutions to clients based on their needs. We believe we have developed an industry-leading technology infrastructure. Our data warehousing, information management and online systems enable clients to download customized reports to better monitor and manage their corporate fleets. We place an emphasis on customer service and focus on a consultative approach with our clients. Our employees support each client in achieving the full benefits of an outsourced fleet management program, including lower costs and increased productivity. We offer 24-hour customer service for the end-users of our products and services.

We provide corporate clients and government agencies the following services and products:

▪	Fleet Leasing and Fleet Management Services. These services include vehicle leasing, fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery and administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles. We lease vehicles to our clients under both open-end and closed-end leases:

Open-End Leases
Open-end leases represent 97% of our lease portfolio and are a form of lease in which the client bears substantially all of the vehicle’s residual value risk. These leases typically have a minimum term of 12 months and can be continued after that at the lessee’s election for successive monthly renewals. Upon return of the vehicle by the lessee, we typically sell the vehicle into the secondary market and the client receives a credit or pays the difference between the sale proceeds and the vehicle’s book value.

Open-end leases may be classified as operating or direct financing depending upon the nature of the residual guarantee. Revenues for operating leases contain a depreciation component, an interest component and a management fee component, and are recognized over the lease term. For direct financing leases, revenues contain an interest component and a management fee component, and are recognized over the lease term.

Closed-End Leases
Closed-end leases represent 3% of our lease portfolio, and are a form of lease in which we retain the residual risk of the value of the vehicle at the end of the lease term.

▪	Maintenance Services. We offer clients vehicle maintenance service cards that are used to facilitate payment for repairs and maintenance. We maintain an extensive network of third-party service providers in the U.S. and Canada to ensure ease of use by the clients’ drivers. The vehicle maintenance service cards provide clients with the following benefits: (i) negotiated discounts off of full retail prices through our convenient supplier network; (ii) access to our in-house team of certified maintenance experts that monitor transactions for policy compliance, reasonability and cost-effectiveness; and (iii) inclusion of vehicle maintenance transactions in a consolidated information and billing database, which assists clients with the evaluation of overall fleet performance and costs. For the year ended December 31, 2010, we averaged 287,000 maintenance service cards outstanding in the U.S. and Canada. We receive a fixed monthly fee for these services from our clients as well as additional fees from service providers in our third-party network for individual maintenance services.

▪	Accident Management Services. We provide our clients with comprehensive accident management services such as immediate assistance upon receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance), an organized vehicle appraisal and repair process through a network of third-party preferred repair and body shops and coordination and negotiation of potential accident claims. Our accident management services provide our clients with the following benefits: (i) convenient, coordinated 24-hour assistance from our call center; (ii) access to our relationships with the repair and body shops included in our preferred supplier network, which typically provide clients with favorable terms; and (iii) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient and in accordance with each client’s specific repair policy. For the year ended December 31, 2010, we averaged 290,000 vehicles that were participating in accident management programs with us in the U.S. and Canada. We receive fees from our clients for these services as well as additional fees from service providers in our third-party network for individual incident services.

▪	Fuel Card Services. We provide our clients with fuel card programs that facilitate the payment, monitoring and control of fuel purchases. Fuel is typically the single largest fleet-related operating expense. Our fuel cards provide our clients with the following benefits: (i) access to more fuel brands and outlets than other private-label corporate fuel cards; (ii) point-of-sale processing technology for fuel card transactions that enhances clients’ ability to monitor purchases and consolidated billing; and (iii) access to other information on fuel card transactions, which assists clients with the evaluation of overall fleet performance and costs. Our fuel cards are offered through relationships with Wright Express LLC and another third party in the U.S. and a proprietary card in Canada, which offer expanded fuel management capabilities on one service card. For the year ended December 31, 2010, we averaged 276,000 fuel cards outstanding in the U.S. and Canada. We receive both monthly fees from our fuel card clients and additional fees from fuel partners and providers.

Trademarks and Intellectual Property

The trade names and related logos of our private-label clients are material to our Mortgage Production and Mortgage Servicing segments, as these clients license the use of their names to us in connection with our mortgage outsourcing business. These trademark licenses generally run for the duration of our origination services agreements with such financial institution clients and facilitate the origination services that we provide to them. Realogy’s brand names and related items, such as logos and domain names, of its owned and franchised residential real estate brokerages are material to our Mortgage Production and Mortgage Servicing segments.

Realogy licenses its real estate brands and related items, such as logos and domain names, to us for use in the mortgage loan origination services that we provide to Realogy’s owned real estate brokerage, relocation and settlement services businesses. In connection with our spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.), we entered into trademark license agreements with TM Acquisition Corp., Coldwell Banker Real Estate Corporation and ERA Franchise Systems, Inc. Pursuant to these agreements, PHH Mortgage was granted a license in connection with mortgage loan origination services on behalf of Realogy’s franchised real estate brokerage business and PHH Home Loans was granted a license in connection with its mortgage loan origination services on behalf of Realogy’s owned real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus Corporation and the settlement services business owned and operated by Title Resource Group LLC.

The service mark “PHH” and related trademarks and logos are material to our Fleet Management Services segment. All of the material marks used by us in our Fleet Management Services segment are registered (or have applications pending for registration) with the U.S. Patent and Trademark Office. All of the material marks used by us in our Fleet Management Services segment are also registered in Canada and the “PHH” mark and logo are registered (or have applications pending) in those major countries where we have strategic partnerships with local providers of fleet management services. Except for the “Arval” mark, which we license from a third party so that we can do business as PHH Arval in the U.S., we own the material marks used by us in our Fleet Management Services segment.

Competition

The industries in which we operate are highly competitive. The principal factors for competition in our business are service, quality, products and price. We focus on customer service while working to enhance the efficiency of our operating platform. Excellent customer service is also a critical component of our competitive strategy to win new clients and maintain existing clients. We, along with our clients, consistently track and monitor customer service levels and look for ways to improve customer service. Some of our largest competitors in the mortgage business include Bank of America, Wells Fargo Home Mortgage, Chase Home Finance, GMAC Mortgage and CitiMortgage. Our competitors in the fleet management business include GE Commercial Finance Fleet Services, Wheels Inc., Automotive Resources International, Lease Plan International, and other local and regional competitors, including numerous competitors who focus on one or two products.

Competitive conditions in the mortgage business can be impacted by shifts in consumer preference between variable-rate and fixed-rate mortgage loans, depending on the interest rate environment. Many smaller and mid-sized financial institutions may find it difficult to compete in the mortgage industry due to the consolidation in the industry and the need to invest in technology in order to reduce operating costs while maintaining compliance in an increasingly complex regulatory environment. Additionally, more restrictive underwriting standards and the elimination of Alt-A and subprime products has resulted in a more homogenous product offering, which has increased competition for conforming mortgages across the industry.

We are party to a strategic relationship agreement dated as of January 31, 2005 between PHH Mortgage, PHH Home Loans, PHH Broker Partner, Realogy Services Venture Partner, Inc. and Cendant Corporation (now known as Avis Budget Group, Inc.), which, among other things, restricts us and our affiliates, subject to limited exceptions, from engaging in certain residential real estate services, including any business conducted by Realogy. The strategic relationship agreement also provides that we will not directly or indirectly sell any mortgage loans or mortgage loan servicing to certain competitors in the residential real estate brokerage franchise businesses in the U.S. (or any company affiliated with them).

Many of our competitors are larger than we are and have access to greater financial resources than we do, which can place us at a competitive disadvantage. In addition, many of our largest competitors are banks or affiliated with banking institutions, the advantages of which include, but are not limited to, the ability to hold new mortgage loan originations in an investment portfolio and having access to financing with more favorable terms than we do, including lower rate bank deposits as a source of liquidity. See “— Item 1A. Risk Factors—Risks Related to our Company—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” for more information.

Seasonality

Our Mortgage Production segment is generally subject to seasonal trends. These seasonal trends reflect the pattern in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. Seasonality has less of an effect on mortgage refinancing activity, which is primarily driven by prevailing mortgage rates.

Our Mortgage Servicing and Fleet Management segments are generally not subject to seasonal trends.

Employees

As of December 31, 2010, we employed a total of approximately 5,610 persons. Management considers our employee relations to be satisfactory. As of December 31, 2010, none of our employees were covered under collective bargaining agreements.

Item 1A.	Risk Factors

Risks Related to our Company

The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our Mortgage Production and Mortgage Servicing segments are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. These laws, regulations and judicial and administrative decisions to which our Mortgage Production and Mortgage Servicing segments are subject include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure and licensing requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. By agreement with our private-label clients, we are required to comply with additional requirements that our clients may be subject to through their regulators.

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

The fleet management industry in which we operate is also highly competitive. We compete against national competitors, such as GE Commercial Finance Fleet Services, Wheels, Inc., Automotive Resources International, Lease Plan International and other local and regional competitors, including numerous competitors who focus on one or two products. Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services. Competitive pressures in the Fleet Management industry resulting in a decrease in our market share or lower prices would adversely affect our revenues and results of operations.

We are substantially dependent upon our secured and unsecured funding arrangements. If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all, which would have a material adverse effect on our business, financial position, results of operations and cash flows.

We are substantially dependent upon various sources of funding, including unsecured credit facilities and other unsecured debt, as well as secured funding arrangements, including asset-backed securities, mortgage warehouse facilities and other secured credit facilities to fund mortgage loans and vehicle acquisitions, a significant portion of which is short-term in nature. Our access to both the secured and unsecured credit markets is subject to prevailing market conditions. Renewal of our existing series of, or the issuance of new series of, vehicle lease asset-backed notes on terms acceptable to us or our ability to enter into alternative vehicle management asset-backed debt arrangements could be adversely affected in the event of: (i) the deterioration in the quality of the assets underlying the asset-backed debt arrangement; (ii) increased costs associated with accessing or our inability to access the asset-backed debt market; (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent or (iv) our failure to maintain a sufficient level of eligible assets or credit enhancements, including collateral intended to provide for any differential between variable-rate lease revenues and the underlying variable-rate debt costs. In addition, our access to and our ability to renew our existing mortgage asset-backed debt could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) increased costs associated with accessing or our inability to access the mortgage asset-backed debt market; (iv) our inability to access the secondary market for mortgage loans or (v) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent.

Certain of our debt arrangements require us to comply with certain financial covenants and other affirmative and restrictive covenants, including requirements to post additional collateral or to fund assets that become ineligible under our secured funding arrangements. An uncured default of one or more of these covenants would result in a cross-default between and amongst our various debt arrangements. Consequently, an uncured default under any of our debt arrangements that is not waived by our lenders and that results in an acceleration of amounts payable to our lenders or the termination of credit facilities would materially and adversely impact our liquidity, could force us to sell assets at below market prices to repay our indebtedness, and could force us to seek relief under the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business, financial position, results of operations and cash flows. See Note 11, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements for additional information regarding our debt arrangements and related financial covenants and other affirmative and restrictive covenants.

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

We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.

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

During 2010, 95% of our mortgage loan sales were sold to, or were sold pursuant to programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from our relationships with Fannie Mae, Freddie Mac and Ginnie Mae, including the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees, the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures and the use of mortgage warehouse facilities with Fannie Mae pursuant to which, as of December 31, 2010, we had total capacity of $3.0 billion, made up of $1 billion of committed and $2 billion uncommitted capacity. Any discontinuation of, or significant reduction or material change in, the operation of these entities or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these entities would likely prevent us from originating and selling most, if not all, of our mortgage loan originations, and the discontinuation or material decrease in the availability of, or our capacity under, our uncommitted mortgage warehouse facilities with Fannie Mae, could materially and adversely affect our ability to originate mortgage loans.

In addition, we service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae in connection with the issuance of agency guaranteed mortgage-backed securities and a majority of our mortgage servicing rights relate to these servicing activities. These entities establish the base service fee in which to compensate us for servicing loans. In January 2011, the Federal Housing Finance Agency directed Fannie Mae and Freddie Mac to develop a joint initiative to consider alternatives for future mortgage servicing structures and compensation. Under this proposal, the GSEs are considering potential structures in which the minimum service fee would be reduced or eliminated altogether. The GSEs are also considering different pricing options for non-performing loans to better align servicer incentives with MBS investors and provide the loan guarantor the ability to transfer non-performing servicing. These proposals, if adopted, could cause significant changes that impact the entire mortgage industry. The lower capital requirements could increase competition by lowering barriers to entry on mortgage originations and could increase the concentration of performing loans with larger servicers that have a cost-advantage through economies of scale that would no longer be limited by capital constraints.

In February 2011, the Obama administration issued a report to Congress, outlining various options for long-term reform of Fannie Mae and Freddie Mac. These options involve reducing the role of Fannie Mae and Freddie Mac in the mortgage market and to ultimately wind down both institutions such that the private sector provides the majority of mortgage credit. The report states that any potential reform efforts will make credit less easily available and that any such changes should occur at a measured pace that supports the nation’s economic recovery. Any of these options are likely to result in higher mortgage rates in the future, which could have a negative impact on our Mortgage production business. Additionally, it is unclear what impact these changes will have on the secondary mortgage markets, mortgage-backed securities pricing, and competition in the industry.

The potential changes to the government-sponsored mortgage programs, and related servicing compensation structures, could require us to fundamentally change our business model in order to effectively compete in the market. Our inability to make the necessary changes to respond to these changing market conditions or loss of our approved seller/servicer status with any of these entities, would have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.

Continued or worsening conditions in the real estate market have adversely impacted, and in the future could continue to adversely impact, our business, financial position, results of operations or cash flows.

Adverse economic conditions in the U.S. have resulted, and could continue to result, in increased mortgage loan payment delinquencies, home price depreciation and a lower volume of home sales. These trends have negatively impacted and may continue to negatively impact our Mortgage Production and Mortgage Servicing segments through increased loss severities in connection with loan repurchase and indemnification claims due to declining home prices, increased mortgage reinsurance losses due to increased delinquencies and loss severities, and lower home purchase mortgage originations. However, we have experienced a relatively smaller impact from these trends than many of our current and former competitors because we generally sell substantially all of the mortgage loans we originate shortly after origination, we do not generally maintain credit risk on the loans we originate or maintain a loan investment portfolio, substantially all of our mortgage loan originations are prime mortgages rather than Alt-A or subprime mortgages, and our mortgage loan servicing portfolio has experienced a lower rate of payment delinquencies than that of many of our competitors. Nevertheless, these trends have resulted in an increase in the incidence of loan repurchase and indemnification claims and associated losses, as well as an increase in mortgage reinsurance losses, resulting in an increase in our reserves for loan repurchase and indemnification losses and mortgage reinsurance losses. Continuation of these trends could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our Mortgage Production segment is substantially dependent upon our relationships with Realogy, Merrill Lynch and Charles Schwab, and the termination or non-renewal of our contractual agreements with these clients would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit (loss) of our Mortgage Production segment and this would have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.

We have relationships with several clients that represent a significant portion of our revenues and mortgage loan originations for our Mortgage Production segment. In particular, Realogy, Merrill Lynch and Charles Schwab represented approximately 27%, 15% and 11%, respectively, of our mortgage loan originations for the year ended December 31, 2010. The loss of any one of these clients, whether due to insolvency, their unwillingness or inability to perform their obligations under their respective contractual relationships with us, or if we are not able to renew on commercially reasonable terms any of their respective contractual relationships with us, would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit (loss) of our Mortgage Production segment and this would also have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.

The termination of our status as the exclusive recommended provider of mortgage products and services promoted by Realogy’s affiliates, would have a material adverse effect on our business, financial position, results of operations or cash flows.

We are party to a strategic relationship agreement dated as of January 31, 2005 between PHH Mortgage, PHH Home Loans, PHH Broker Partner, Realogy Services Venture Partner, Inc. and Cendant Corporation (now known as Avis Budget Group, Inc.). Under the Strategic Relationship Agreement we are the exclusive recommended provider of mortgage loans to the independent sales associates affiliated with the real estate brokerage business owned and operated by Realogy’s affiliates and certain customers of Realogy. The marketing agreement entered into between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and PHH Mortgage Corporation similarly provides that we are the exclusive recommended provider of mortgage loans and related products to the independent sales associates of Realogy’s real estate brokerage franchisees, which include Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc.

In addition, the Strategic Relationship Agreement provides that Realogy has the right to terminate the covenant requiring it to exclusively recommend us as the provider of mortgage loans to the independent sales associates affiliated with the real estate brokerage business owned and operated by Realogy’s affiliates and certain customers of Realogy, following notice and a cure period, if:

▪	we materially breach any representation, warranty, covenant or other agreement contained in the Strategic Relationship Agreement, the Marketing Agreement, trademark license agreements or certain other related agreements, including, without limitation, our confidentiality agreements in the PHH Home Loans Operating Agreement and the Strategic Relationship Agreement, and our non-competition agreements in the Strategic Relationship Agreement;

▪	we become subject to any regulatory order or governmental proceeding and such order or proceeding prevents or materially impairs PHH Home Loans’ ability to originate mortgage loans for any period of time (which order or proceeding is not generally applicable to companies in the mortgage lending business) in a manner that adversely affects the value of one or more of the quarterly distributions to be paid by PHH Home Loans pursuant to the PHH Home Loans Operating Agreement;

▪	PHH Home Loans otherwise is not permitted by law, regulation, rule, order or other legal restriction to perform its origination function in any jurisdiction, but in such case exclusivity may be terminated only with respect to such jurisdiction; or

▪	PHH Home Loans does not comply with its obligations to complete an acquisition of a mortgage loan origination company under the terms of the Strategic Relationship Agreement.

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

Moreover, certain of the events that give Realogy the right to terminate its exclusivity obligations with respect to us under the Strategic Relationship Agreement would also give Realogy the right to terminate its other agreements and arrangements with us. For example, the PHH Home Loans Operating Agreement also permits Realogy to terminate the mortgage venture with us upon our material breach of any representation, warranty, covenant or other agreement contained in the Strategic Relationship Agreement, the Marketing Agreement, the Trademark License Agreements or certain other related agreements that is not cured following any applicable notice or cure period or if we become subject to any regulatory order or governmental proceeding that prevents or materially impairs PHH Home Loans’ ability to originate mortgage loans for any period of time (which order or proceeding is not generally applicable to companies in the mortgage lending business) in a manner that adversely affects the value of one or more of the quarterly distributions to be paid by PHH Home Loans pursuant to the PHH Home Loans Operating Agreement. Upon a termination of the PHH Home Loans joint venture by Realogy or its affiliates, Realogy will have the right either (i) to require that we or certain of our affiliates purchase all of Realogy’s interest in PHH Home Loans; or (ii) to cause us to sell our interest in PHH Home Loans to an unaffiliated third party designated by certain of Realogy’s affiliates. Additionally, any termination of PHH Home Loans will also result in a termination of the Strategic Relationship Agreement and our exclusivity rights under the Strategic Relationship Agreement. Pursuant to the terms of the PHH Home Loans Operating Agreement, beginning on February 1, 2015, Realogy will have the right at any time upon two years’ notice to us to terminate its interest in PHH Home Loans. If Realogy were to terminate PHH Home Loans or our other arrangements with Realogy, including its exclusivity obligations with respect to us, any such termination would likely result in our loss of most, if not all, of our mortgage loan originations, Net revenues and Segment profit (loss) of our Mortgage Production segment derived from Realogy’s affiliates, which loss would have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.

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

We may employ various economic hedging strategies in an attempt to mitigate the interest rate and prepayment risk inherent in many of our assets, including our mortgage loans held for sale, interest rate lock commitments and, from time to time, our mortgage servicing rights. Our hedging activities may include entering into derivative instruments. We also seek to manage interest rate risk in our Mortgage Production and Mortgage Servicing segments partially by monitoring and seeking to maintain an appropriate balance between our loan production volume and the size of our mortgage servicing portfolio, as the value of mortgage servicing rights and the income they provide tend to be counter-cyclical to the changes in production volumes and the gain or loss on loans that result from changes in interest rates. This approach requires our management to make assumptions with regards to future replenishment rates for our mortgage servicing rights, loan margins, the value of additions to our mortgage servicing rights and loan origination costs, and many factors can impact these estimates, including loan pricing margins and our ability to adjust staffing levels to meet changing consumer demand.

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

During the third quarter of 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness of the hedge given the current economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to mortgage servicing rights during the third quarter of 2008. As of December 31, 2010, there were no open derivatives related to mortgage servicing rights, which has resulted in increased volatility in the results of operations for our Mortgage Servicing segment. Our decisions regarding the levels, if any, of our derivatives related to mortgage servicing rights could result in continued volatility in the results of operations for our Mortgage Servicing segment.

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

Changes in interest rates are also a key driver of the performance of our Mortgage Servicing segment as the values of our mortgage servicing rights are highly sensitive to changes in interest rates. Historically, the value of our mortgage servicing rights have increased when interest rates rise and have decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates, with changes in fair value of our mortgage servicing rights being included in our consolidated results of operations. Because we do not currently utilize derivatives to hedge against changes in the fair value of our mortgage servicing rights, our consolidated financial positions, results of operations and cash flows are susceptible to significant volatility due to changes in the fair value of our mortgage servicing rights as interest rates change. As a result, substantial volatility in interest rates materially affect our Mortgage Servicing segment, as well as our consolidated financial position, results of operations and cash flows.

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

As of December 31, 2010, 55% of our total assets were measured at fair value on a recurring basis, and 2% of our total liabilities were measured at fair value on a recurring basis. As of December 31, 2010, approximately 72% of our assets and liabilities measured at fair value were valued using primarily observable inputs and were categorized within Level Two of the valuation hierarchy. Our assets and liabilities categorized within Level Two of the valuation hierarchy are comprised of the majority of our mortgage loans held for sale and derivative assets and liabilities. As of December 31, 2010, approximately 28% of our assets and liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy. Approximately 80% of our assets and liabilities categorized within Level Three of the valuation hierarchy are comprised of our mortgage servicing rights.

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

In connection with hedging these transactions, the Option Counterparties and/or their respective affiliates entered into various derivative transactions with respect to our Common stock. The Option Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Common stock or by selling or purchasing our Common stock in secondary market transactions while the Convertible Notes are convertible, which could adversely impact the price of our Common stock. In order to unwind their hedge position with respect to those exercised options, the Option Counterparties and/or their respective affiliates are likely to sell shares of our Common stock in secondary transactions or unwind various derivative transactions with respect to our Common stock during the observation period for the converted 2012 Convertible Notes and 2014 Convertible Notes. These activities could negatively affect the value of our Common stock.

Provisions in our charter and bylaws, the Maryland General Corporation Law, and certain of our debt indentures may prevent, delay or deter our acquisition by a third party.

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

Finally, if certain changes in control or other fundamental changes under the terms of the Convertible Notes or the 9 1/4 Senior Notes occur prior to their respective maturity date, holders of the notes will have the right, at their option, to require us to repurchase all or a portion of their notes and, for the Convertible Notes, in some cases, such a transaction will cause an increase in the conversion rate for a holder that elects to convert its notes in connection with such a transaction. In addition, the indentures for the 2012 Convertible Notes and 2014 Convertible Notes prohibit us from engaging in certain changes in control unless, among other things, the surviving entity assumes our obligations under the Convertible Notes. These and other provisions of the indentures for the Convertible Notes and the 9 1/4 Seior Notes due 2016 could prevent, delay or deter potential acquirers.

Certain provisions of the PHH Home Loans Operating Agreement and the Strategic Relationship Agreement that we have with Realogy and certain provisions in our other mortgage loan origination agreements could discourage third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay our stockholders in an acquisition transaction.

Pursuant to the terms of the PHH Home Loans Operating Agreement, Realogy has the right to terminate PHH Home Loans, at its election, at any time on or after February 1, 2015 by providing two years’ notice to us. In addition, under the PHH Home Loans Operating Agreement, Realogy may terminate PHH Home Loans if we effect a change in control transaction involving certain competitors or other third parties. In connection with such termination, we would be required to make a liquidated damages payment in cash to Realogy of an amount equal to the sum of (i) two times PHH Home Loans’ trailing 12 months net income (except that, in the case of a termination by Realogy following a change in control of us, we may be required to make a cash payment to Realogy in an amount equal to PHH Home Loans’ trailing 12 months net income multiplied by (a) if the PHH Home Loans Operating Agreement is terminated prior to its twelfth anniversary, the number of years remaining in the first 12 years of the term of the PHH Home Loans Operating Agreement, or (b) if the PHH Home Loans Operating Agreement is terminated on or after its tenth anniversary, two years), and (ii) all costs reasonably incurred by Cendant (now known as Avis Budget Group, Inc.) and its subsidiaries in unwinding its relationship with us pursuant to the PHH Home Loans Operating Agreement and the related agreements, including the Strategic Relationship Agreement, the Marketing Agreement and the Trademark License Agreements. Pursuant to the terms of the Strategic Relationship Agreement, we are subject to a non-competition provision, the breach of which could result in Realogy having the right to terminate the Strategic Relationship Agreement, seek an injunction prohibiting us from engaging in activities in breach of the non-competition provision or result in our liability for damages to Realogy.

In addition, our agreements with some of our financial institution clients, such as Merrill Lynch and Charles Schwab, provide the applicable financial institution client with the right to terminate its relationship with us prior to the expiration of the contract term if we complete certain change in control transactions with certain third parties. Because we may be unable to obtain consents or waivers from such clients in connection with certain change in control transactions, the existence of these provisions may discourage certain third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction. For the year ended December 31, 2010, approximately 73% of our mortgage loan originations were derived from our private label channel.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, New Jersey 08054.

Mortgage Production and Mortgage Servicing Segments

Our Mortgage Production and Mortgage Servicing segments have centralized operations in approximately 555,000 square feet of shared leased office space in the Mt. Laurel, New Jersey area. We have a second area of centralized offices that are shared by our Mortgage Production and Mortgage Servicing segments in Jacksonville, Florida, where approximately 150,000 square feet is occupied. In addition, our Mortgage Production segment leases 46 smaller offices located throughout the U.S. and our Mortgage Servicing segment leases one additional office located in New York.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Shares of our Common stock are listed on the NYSE under the symbol “PHH.” The following table sets forth the high and low sales prices for our Common stock for the periods indicated as reported by the NYSE:

	Stock Price
	High	Low

January 1, 2009 to March 31, 2009	$14.87	$8.50
April 1, 2009 to June 30, 2009	19.98	13.60
July 1, 2009 to September 30, 2009	22.88	15.78
October 1, 2009 to December 31, 2009	19.77	13.49
January 1, 2010 to March 31, 2010	23.81	15.84
April 1, 2010 to June 30, 2010	25.86	19.04
July 1, 2010 to September 30, 2010	22.39	17.83
October 1, 2010 to December 31, 2010	23.36	18.68

As of February 22, 2011 there were 6,909 holders of record of our Common stock.

Dividend Policy

Since our spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.) in 2005, we have not paid any cash dividends on our Common stock nor do we foresee paying any cash dividends on our Common stock in the foreseeable future.

The declaration and payment of dividends in the future will be subject to the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors deemed relevant.

Many of our subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of our asset-backed debt arrangements and to regulatory restrictions applicable to the equity of our reinsurance subsidiary. The aggregate restricted net assets of these subsidiaries totaled $1.1 billion as of December 31, 2010. The restrictions on net assets of certain subsidiaries do not directly limit our ability to pay dividends from consolidated Retained earnings.

Certain debt arrangements require the maintenance of ratios and contain restrictive covenants applicable to our consolidated financial statement elements that potentially could limit our ability to pay dividends. See Note 16, “Stock-Related Matters,” in the accompanying Notes to Consolidated Financial Statements for further information on these requirements.

Item 6.	Selected Financial Data

The selected financial data set forth below is derived from our audited Consolidated Financial Statements for the periods indicated. Because of the inherent uncertainties of our business, the historical financial information for such periods may not be indicative of our future results of operations, financial position or cash flows.

	Year Ended and As of December 31,
	2010	2009	2008(1)	2007	2006
	(In millions, except per share data)

Consolidated Statements of Operations Data:
Net revenues	$2,438	$2,606	$2,056	$2,240	$2,288
Net income (loss) attributable to PHH Corporation	48	153	(254)	(12)	(16)
Basic earnings (loss) per share attributable to PHH Corporation	$0.87	$2.80	$(4.68)	$(0.23)	$(0.29)
Diluted earnings (loss) per share attributable to PHH Corporation	0.86	2.77	(4.68)	(0.23)	(0.29)
Consolidated Balance Sheets Data:
Total assets	$11,270	$8,123	$8,273	$9,357	$10,760
Debt	8,085	5,160	5,764	6,279	7,647
PHH Corporation stockholders’ equity	1,564	1,492	1,266	1,529	1,515

(1)	Net loss attributable to PHH Corporation for the year ended December 31, 2008 included $42 million of income related to a terminated merger agreement with General Electric Capital Corporation and a $61 million non-cash charge for Goodwill impairment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Part I—Item 1. Business” and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in “Part I—Item 1A. Risk Factors” set forth above.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in sections as follows:

▪	Overview
▪	Results of Operations
▪	Risk Management
▪	Liquidity and Capital Resources
▪	Contractual Obligations
▪	Off-Balance Sheet Arrangements and Guarantees
▪	Critical Accounting Policies and Estimates
▪	Recently Issued Accounting Pronouncements

Overview

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation. Our Mortgage Servicing segment services mortgage loans originated by PHH Mortgage and PHH Home Loans. Our Mortgage Servicing segment also purchases mortgage servicing rights and acts as a subservicer for certain clients that own the underlying servicing rights. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States and Canada.

Although our Fleet Management Services segment has generated a larger portion of our Net revenues, our Mortgage Production and Mortgage Servicing segments have contributed a significantly larger portion of our Net income (loss). Our Mortgage Production and Mortgage Servicing segments have experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to interest rates and the real estate markets, which impacts our loan origination volumes, valuation of our mortgage servicing rights, and foreclosure-related charges.

See “— Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K for additional information regarding our interest rate and market risks.

Executive Summary

We entered 2010 with an aggressive plan to improve our business across all of our operating segments by focusing on the following areas:

▪	executing our transformation plan to create greater operational efficiencies, improve scalability of our operating platforms and reduce operating expenses;

▪	increasing our market share for mortgage originations;

▪	improving our competitive position in the fleet market; and

▪	executing our liquidity plan to diversify our funding sources.

We made significant progress on our transformation initiatives, which included implementing new technologies to increase efficiencies within our Fleet and Mortgage operations, evaluating and improving operational and administrative processes, eliminating inefficiencies and targeting areas of the market where we can leverage our competitive strengths. We estimate that our projected expenses in 2011 would be $88 million higher than if we had not executed this plan; however, the actual benefits realized can vary from our estimates due to changes in mortgage origination volumes or the mix of business in our Mortgage Production segment. Our transformation plan produced immediate benefits in 2010, as our total expenses for 2010 would have been $18 million higher than 2009 had we not executed the plan. This is below our initial estimate of a $40 million impact in 2010 due to the fact that we delayed certain initiatives and increased the scope of our plan to target additional revenue and cost opportunities. Furthermore, a portion of these cost savings have been, and will continue to be, reinvested into the business in various areas, including further development of our information technology platform, increasing sales and marketing efforts and developing an enterprise risk management process.

The historically low interest rate environment during 2010 was conducive for refinance activity, which benefited our Mortgage Production segment; however, this benefit was partially offset by increased regulatory costs incurred during 2010. Our initiatives to grow our wholesale/correspondent originations and increase the penetration within our existing client base enabled us to grow our total origination volume by 30% from 2009 and increase our origination market share. The total loan margins in our Mortgage Production Segment were negatively impacted by this shift to wholesale/correspondent volume, as well as increased regulatory costs; however, we were able to grow market share and add loans to our servicing portfolio at historically low interest rates, which should add to our servicing cash flows over time.

We continued to see improvement in our Fleet Management Services segment results as its Segment profit increased 17% in 2010 compared to 2009. The number of service-only units grew during the second half of 2010 and we continued to see an improvement in leasing margins.

During 2010, we executed and achieved our liquidity plan and diversified our funding sources by issuing senior term notes, amending and extending our revolving credit facility and entering into new asset-backed lending commitments in both our Mortgage Production and Fleet Management Services segments.

We experienced interest rate volatility late in the fourth quarter of 2010 and mortgage interest rates increased through the end of 2010 and into 2011. Mortgage industry volumes are projected to decline over 30% from 2010 and margins have tightened in the beginning of 2011. We anticipate that the beginning of 2011 will be challenging as we attempt to continue to grow our originations in a higher interest rate environment. Although we face these challenges, we expect to be well positioned with our diversified origination channels and servicing platform. The industry is projecting lower originations in 2011, primarily from a decline in refinance activity offset by a pickup in purchase originations. We expect to continue our efforts to increase our share of the mortgage origination market and take advantage of the increased market for home purchases. Additionally, we plan to continue our transformation initiatives to improve the operating efficiencies across all of our business segments, and focus on improving profitability in our Fleet business by continuing to target service clients and provide new product offerings in maintenance and safety.

The following table presents summarized results for PHH Corporation for 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(In millions, except
	per share data)

PHH Corporation Consolidated:
Net income attributable to PHH Corporation	$48	$153
Basic earnings per share attributable to PHH Corporation	0.87	2.80
Diluted earnings per share attributable to PHH Corporation	0.86	2.77

Reportable Segments Profit (Loss):(1)
Mortgage Production segment	$268	$306
Mortgage Servicing segment	(241)	(85)
Fleet Management Services segment	63	54

(1)	Segment Profit (Loss) is described in Note 22, “Segment Information” in the accompanying Notes to Consolidated Financial Statements.

The following summarizes the key highlights that drove our operating performance and segment profit (loss) for our reportable segments during 2010 in comparison to 2009:

Mortgage Production Segment

▪	The mortgage production segment generated strong volumes as interest rate lock commitments expected to close increased by $12.1 billion (46%) during the year ended December 31, 2010 compared to the same period in 2009

▪	Total mortgage closing volumes increased and were driven by the increase in the mix of wholesale/correspondent closings to 32% during the year ended December 31, 2010 from 15% during the same period in 2009, which represents the execution of our strategy to expand on this channel in 2010 and grow market share

▪	Total loan margins during the year ended December 31, 2010 were lower than the same period in 2009 due to the lower value of initial capitalized MSRs resulting from continuing reductions in mortgage interest rates that occurred throughout most of 2010

Mortgage Servicing Segment

▪	The loan servicing portfolio grew as additions to the portfolio exceeded actual prepayments and the average loan servicing portfolio increased by $7.2 billion (5%) during the year ended December 31, 2010 compared to the same period in 2009

▪	The fair value of our MSRs declined by $166 million during the year ended December 31, 2010 compared to an increase of $111 million during the same period in 2009 due to changes in market-related inputs and assumptions and was primarily impacted in both periods by changes in mortgage interest rates

▪	Foreclosure-related charges were $72 million during the year ended December 31, 2010 compared to $70 million during the same period in 2009

Fleet Management Services Segment

▪	The results during the year ended December 31, 2010 as compared to the same period in 2009 were positively impacted by improvement in leasing margins and our focus on cost reductions

▪	Average leased units decreased 8% as existing clients have reduced fleets due to the current economic conditions and we continued to realize the impact of non-renewal of lease arrangements in previous years

See “— Results of Operations—2010 Compared With 2009” for additional information regarding our consolidated results and the results of each of our reportable segments for the respective period.

Industry Trends

Regulatory Trends

We are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. By agreement with our private label clients in our mortgage business, we are required to comply with additional requirements that our clients may be subject to through their regulators. These laws, regulations and judicial and administrative decisions include those pertaining to the following areas:

▪	Real estate settlement procedures;

▪	Consumer credit provisions; fair lending, fair credit reporting and truth in lending;

▪	The establishment of maximum interest rates, finance charges and other charges;

▪	Secured transactions; collections, foreclosure, repossession and claims-handling procedures;

▪	Privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies;

▪	Taxing and licensing of vehicles and environmental protection;

▪	Insurance regulations and licensing requirements pertaining to standards of solvency that must be met and maintained; reserves and provisions for unearned premiums, losses and other obligations and deposits of securities for the benefit of policyholders.

Financial Regulatory Reform

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

If the mortgage loans sold into securities sponsored by Fannie Mae, Freddie Mac and Ginnie Mae do not meet the definition of a “qualified mortgage”, then the GSEs may be required to retain a portion of the risk of assets they securitize, which may in turn substantially reduce or eliminate their ability to issue mortgage-backed securities.

Any disruption or limitations in the purchase or securitization of mortgage loans by Fannie Mae, Freddie Mac, or Ginnie Mae would have a significant negative impact on the entire industry, including us, since a majority of loans currently being originated are sold to, or sold pursuant to programs sponsored by, these entities.

Our Fleet Management Services segment utilizes asset-backed debt issued by Chesapeake, our fleet securitization subsidiary, to support the acquisition of vehicles used in our U.S. leasing operations. Historically, we have maintained subordinated rights to, and a first loss position in, excess of five percent of the assets supporting the securities and other indebtedness issued by Chesapeake. While we expect to retain our economic interest in the credit risk associated with the assets securitized by Chesapeake consistent with historic levels, we may be required to retain a larger economic interest in Chesapeake depending on the final risk retention regulations to be issued by federal regulators under the Dodd-Frank Act.

We are continuing to evaluate all aspects of the Dodd-Frank Act. This legislation and related regulations will likely lead to heightened federal regulation and oversight of our business activities and result in higher regulatory compliance costs across the mortgage industry. We believe that the increase in these costs is likely to result in higher loan origination fees or interest rates to potential mortgage borrowers.

Focus on Foreclosure Practices

During the third quarter of 2010, several of our mortgage servicing competitors announced the suspension of foreclosure proceedings in various judicial foreclosure states due to concerns associated with the preparation and execution of affidavits used in connection with foreclosure proceedings in such states. Due in part to these announcements, we have received inquiries from regulators and attorneys general of certain states as well as from the Committee on Oversight and Government Reform of the U.S. House of Representatives, requesting information as to our foreclosure processes and procedures. Additionally, various inquiries and investigations of, and legal proceedings against, certain of our competitors have been initiated by attorneys general of certain states and the U.S. Department of Justice, and certain title insurance companies have announced that they will suspend issuing title insurance policies on properties that have been foreclosed upon by such firms. We have not received any notice that a formal investigation or legal proceeding has been initiated against us by attorneys general or the U.S. Department of Justice.

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

Origination Practices

In December 2010, the U.S. Department of Housing and Urban Development (“HUD”) notified PHH Mortgage of a complaint filed by the National Community Reinvestment Coalition (“NCRC”), a non-profit corporation. In its complaint to HUD, which included other industry participants, the NCRC alleges that the establishment of a minimum credit score requirement for loans insured by the Federal Housing Administration is racially discriminatory and has a disproportionate, adverse and disparate impact on certain minority borrowers. HUD has made no determination as to the merits of the NCRC’s complaint or that PHH Mortgage has violated any laws or regulations. HUD will conduct an investigation of the NCRC’s complaint, and if HUD determines that there is no reasonable cause to believe that an unlawful discriminatory housing practice has occurred, it will dismiss the case.

See “Part I—Item 1A. Risk Factors—Risks Related to our Company—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” in this Form 10-K for more information.

Mortgage Industry Overall Trends

The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates, the strength of the U.S. housing market and investor underwriting standards for borrower credit and loan-to-value ratios. Economic conditions have impacted mortgage interest rates during the year ended December 31, 2010. Mortgage rates remained at historically low levels throughout 2010, which generated an increase in refinance activity. We observed a significant amount of interest rate volatility and an increase in interest rates late in the fourth quarter of 2010, which has continued into the first quarter of 2011. Although the level of interest rates is a key driver of refinancing activity, there are other factors which influence the level of refinance originations, including home prices, underwriting standards and product characteristics.

Mortgage Production Trends

The mortgage industry has continued to utilize more restrictive underwriting standards that makes it more difficult for borrowers with less than prime credit records, limited funds for down payments or a high loan-to-value ratio to qualify for a mortgage. As of January 2011, Fannie Mae’s Economics and Mortgage Market Analysis forecasted a decrease in industry loan originations of approximately 32% in 2011 from 2010 levels, which was comprised of a 61% decrease in forecasted refinance activity offset by a 23% increase in forecasted purchase originations.

Given the extraordinary level of refinance activity experienced during 2010, we increased staffing levels in our Mortgage Production segment and entered into several outsourcing arrangements to assist us in processing and closing our current pipeline of loans and to maintain our service level standards with our private label clients. While these initiatives may increase production costs in the short-term, they provide us with significantly more flexibility in managing the changing level of origination volumes.

Loan margins across the industry declined on average during the fourth quarter of 2010 from the averages of the first three quarters of 2010. Loan margins have remained and we expect them to continue to remain higher than years prior to 2008, which we believe is reflective of a longer term view of the returns required to manage the underlying risk of a mortgage production business.

In response to the trends impacting the decline in overall industry originations and margins, we are actively working to grow our market share and improve our profitability. See “— Results of Operations—Segment Results—Mortgage Production Segment—2010 Compared with 2009” for a further discussion of these initiatives and their anticipated impact on our mortgage business.

The majority of industry loan originations during the year ended December 31, 2010 were fixed-rate loans that conform to the standards of the GSEs and substantially all of our loans closed to be sold were conforming. We continued to observe a lack of liquidity and lower valuations in the secondary mortgage market for non-conforming loans during the year ended December 31, 2010. We have observed that the market for prime loan production with loan amounts exceeding the GSE guidelines has begun to re-emerge, and we expect that this market will continue to develop into 2011.

Mortgage Servicing Trends

The declining housing market and general economic conditions, including elevated unemployment rates, have continued to negatively impact our Mortgage Servicing segment. Industry-wide mortgage loan delinquency rates have increased and may continue to increase over 2009 levels in correlation with unemployment rates. We expect foreclosure costs to remain elevated going into 2011 due to continuing focus on repurchase and indemnification requests from investors and insurers and challenging conditions in the housing market.

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

In addition to the increased focus on loan repurchases and indemnifications, we have experienced elevated provisions for reinsurance losses as a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience. We expect our paid claims for certain book years to increase during 2011 as foreclosures are completed and insurance claims are processed and finalized. We hold securities in trust related to our potential obligation to pay such claims, which were $266 million and were included in Restricted cash, cash equivalents and investments in the accompanying Consolidated Balance Sheet as of December 31, 2010. We expect that the amount of securities currently held in trust will be significantly higher than future claims for reinsurance losses.

In January 2011, the Federal Housing Finance Agency directed Fannie Mae and Freddie Mac to develop a joint initiative to consider alternatives for future mortgage servicing structures and compensation. Under this proposal, the GSEs are considering potential structures in which the minimum service fee would be reduced or eliminated altogether. This would provide mortgage bankers with the ability to either sell all or a portion of the retained servicing fee for cash up front, or retain an excess servicing fee. While the proposal provides additional flexibility in managing liquidity and capital requirements, it is unclear how the various options might impact mortgage-backed security pricing and the related pricing of excess servicing fees. The GSEs are also considering different pricing options for non-performing loans to better align servicer incentives with MBS investors and provide the loan guarantor the ability transfer non-performing servicing. The Federal Housing Finance Agency has indicated that any change in the servicing compensation structure would be prospective and would not be expected to occur prior to mid-2012. These changes, if implemented, could have a significant impact on the entire mortgage industry and on the results of operations and cash flows of our mortgage business.

See “— Risk Management” in this Form 10-K for additional information regarding mortgage reinsurance and loan repurchases.

Fleet Management Services Trends

The fleet management industry can be impacted by the overall strength of the U.S. economy and the levels of corporate spending and capital investment. Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services. The U.S. commercial fleet management services market has continued to experience minimal growth over the last several years as reported by Automotive Fleet. Further, according to Automotive Fleet, only 49%, of the approximately 5.6 million, commercial cars and trucks operating in the U.S. during 2009, were included in managed fleets of 15 or more vehicles. The industry is concentrated in a limited number of national firms and the top five fleet management services providers accounted for 83% of the total number of vehicles funded and managed by the top 10 U.S. companies. The total number of funded vehicles for the top 10 fleet management companies declined approximately 3.9% during the year ending December 31, 2010. Consistent with this trend, we experienced a decline in our leased units in the year ended December 31, 2010 and we expect that this trend will continue into 2011. Although we have experienced a decline in our leased units, we have seen positive trends in our service-only units in the second half of 2010, which we expect to continue into 2011.

Inflation

An increase in inflation could have a significant impact on our Mortgage Production and Mortgage Servicing segments. Interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, mortgage loan production decreases, particularly production from loan refinancing. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity. Generally, in periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition among mortgage loan originators, which further pressures mortgage production profitability. Conversely, in a rising interest rate environment, our mortgage loan servicing revenues generally increase because mortgage prepayment rates tend to decrease, extending the average life of our servicing portfolio and increasing the value of our MSRs. See discussion below under “— Risk Management,” “Part I—Item 1A. Risk Factors— Risks Related to our Company—Certain hedging strategies that we may use to manage risks associated with our assets, including mortgage loans held for sale, interest rate lock commitments, mortgage servicing rights and foreign currency denominated assets may not be effective in mitigating those risks and could result in substantial losses that could exceed the losses that would have been incurred had we not used such hedging strategies.” and “— Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Inflation does not have a significant impact on our Fleet Management Services segment.

Results of Operations

Consolidated Results

The following table presents our consolidated results of operations for 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Net fee income	$448	$425	$371
Fleet lease income	1,370	1,441	1,585
Gain on mortgage loans, net	635	610	259
Mortgage net finance (expense) income	(73)	(58)	2
Loan servicing income	415	431	430
Valuation adjustments related to mortgage servicing rights, net	(427)	(280)	(733)
Other income	70	37	142

Net revenues	2,438	2,606	2,056

Depreciation on operating leases	1,224	1,267	1,299
Fleet interest expense	91	89	162
Goodwill impairment	—	—	61
Total other expenses	1,008	970	977

Total expenses	2,323	2,326	2,499

Income (loss) before income taxes	115	280	(443)
Income tax expense (benefit)	39	107	(162)

Net income (loss)	76	173	(281)
Less: net income (loss) attributable to noncontrolling interest	28	20	(27)

Net income (loss) attributable to PHH Corporation	$48	$153	$(254)

2010 Compared With 2009

Our Net income (loss) attributable to PHH Corporation decreased by $105 million during 2010 compared to 2009 primarily due to a decline in segment profit in our Mortgage Production segment and an increase in segment loss in our Mortgage Servicing segment partially offset by an increase in segment profit in our Fleet Management Services segment. A more detailed discussion of the results for our reportable segments is presented within Segment Results below.

Our effective income tax rates were 33.7% and 38.3% for 2010 and 2009, respectively. Income tax expense changed favorably by $68 million primarily due to the change in Income (loss) before income taxes resulting in a $58 million decrease in federal income tax expense and a $9 million decrease in state and local income taxes. The determination of the effective income tax rates for 2010 and 2009 excludes $11 million and $9 million, respectively, of the Income tax expense attributable to noncontrolling interest. See Note 13, “Income Taxes,” in the accompanying Notes to Consolidated Financial Statements for further information.

2009 Compared With 2008

Our Net income (loss) attributable to PHH Corporation increased by $407 million during 2009 compared to 2008 primarily due to favorable changes in segment profit (loss) in our Mortgage Production and Mortgage Servicing segments that were partially offset by a decrease in segment profit in our Fleet Management Services segment. In addition, for 2009 as compared to 2008 there was an unfavorable change of $57 million in other (expense) income not allocated to our reportable segments, primarily related to a terminated merger agreement with General Electric Capital Corporation during 2008. A more detailed discussion of the results for our reportable segments is presented within Segment Results below.

Our effective income tax rates were 38.3% and (36.6)% for 2009 and 2008, respectively. Income tax expense (benefit) changed unfavorably by $269 million primarily due to the change in Income (loss) before income taxes resulting in a $253 million increase in federal income tax expense and a $37 million increase in state and local income taxes, which was partially offset by a $19 million favorable change in the impact of Realogy Corporation’s noncontrolling interest in the profit or loss of PHH Home Loans. The determination of the effective income tax rates for 2009 and 2008 excludes $9 million and ($10) million, respectively, of the Income tax expense (benefit) attributable to noncontrolling interest.

Segment Results

Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments and intersegment eliminations are presented as Other in Note 22, “Segment Information,” in the accompanying Notes to Consolidated Financial Statements. Segment profit or loss is presented as the income or loss before income tax expense or benefit and after net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy’s noncontrolling interest in the profits and losses of PHH Home Loans.

During the first quarter of 2010, our Mortgage and Fleet businesses paid dividends to PHH Corporation in order to effect a reallocation of capital between our businesses (“recapitalization”). Management evaluated several data sources, including rating agency leverage benchmarks, industry comparables and asset-backed securities market subordination levels to establish the revised equity levels in our businesses. The dividend payments impacted the balances under our intercompany funding arrangements, which are used to determine the allocation of our financing costs to our segments. Had the dividends been paid at the beginning of 2009, segment profit for our Mortgage Production segment would have changed favorably by $14 million and segment profit for our Fleet Management Services segment would have decreased by $14 million for 2009.

The following table presents a summary of our segment results:

	Year Ended and As of December 31,
	2010	2009	2008
	(In millions)

Net Revenues:
Mortgage Production	$911	$880	$462
Mortgage Servicing	(63)	82	(276)
Fleet Management Services	1,593	1,649	1,827
Other	(3)	(5)	43

Total Net Revenues	$2,438	$2,606	$2,056

Segment Profit (Loss)(1):
Mortgage Production	$268	$306	$(90)
Mortgage Servicing	(241)	(85)	(430)
Fleet Management Services	63	54	62
Other	(3)	(15)	42

Total Segment Profit (Loss)	$87	$260	$(416)

Assets:
Mortgage Production	$4,605	$1,464	$1,228
Mortgage Servicing	2,291	2,269	2,056
Fleet Management Services	4,216	4,331	4,956
Other	158	59	33

Total Assets	$11,270	$8,123	$8,273

(1)	Segment Profit (Loss) is described in Note 22, “Segment Information” in the accompanying Notes to Consolidated Financial Statements.

Mortgage Production Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
	2010	2009	2008
	($ in millions, except average loan amount)

Loans closed to be sold	$37,747	$29,370	$20,753
Fee-based closings	11,247	8,194	13,166

Total closings	$48,994	$37,564	$33,919

Purchase closings	$20,270	$15,401	$21,403
Refinance closings	28,724	22,163	12,516

Total closings	$48,994	$37,564	$33,919

Fixed rate	$38,657	$30,512	$20,008
Adjustable rate	10,337	7,052	13,911

Total closings	$48,994	$37,564	$33,919

Retail closings	$33,429	$31,834	$28,867
Wholesale/correspondent closings	15,565	5,730	5,052

Total closings	$48,994	$37,564	$33,919

First mortgage closings (units)	197,010	153,694	115,873
Second-lien closings (units)	8,687	10,692	30,176

Total number of loans closed (units)	205,697	164,386	146,049

Average loan amount	$238,187	$228,510	$232,241
Loans sold	$34,535	$29,002	$21,079
Applications	$74,628	$54,283	$48,545
IRLCs expected to close	$38,330	$26,210	$19,790

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Mortgage fees	$291	$275	$208

Gain on mortgage loans, net	635	610	259

Mortgage interest income	97	79	92
Mortgage interest expense	(113)	(90)	(99)

Mortgage net finance expense	(16)	(11)	(7)

Other income	1	6	2

Net revenues	911	880	462

Salaries and related expenses	369	336	297
Occupancy and other office expenses	34	32	44
Other depreciation and amortization	10	14	13
Other operating expenses	202	172	164
Goodwill impairment	—	—	61

Total expenses	615	554	579

Income (loss) before income taxes	296	326	(117)
Less: net income (loss) attributable to noncontrolling interest	28	20	(27)

Segment profit (loss)	$268	$306	$(90)

2010 Compared With 2009

Mortgage Production Statistics

Interest rate lock commitments expected to close (“IRLCs”) increased by 46% during 2010 compared to 2009 due to the significant refinance activity in 2010 as well the increase in wholesale/correspondent volume as further described below. Total closings increased 30% during 2010 compared to 2009 which was comprised of a 32% increase in purchase closings and a 30% increase in refinance closings. The higher purchase closings in 2010 was primarily driven by improvement in home sales as compared to 2009 and the acceleration of purchase closings due to the expiration of the home purchase tax credit. The higher refinance closings in 2010 was a result of the significant decline in mortgage rates throughout most of 2010, which generated an increase in refinance activity.

The mix of total closings shifted from a higher percentage of retail closings in 2009 towards more wholesale/correspondent closings in 2010, which is due to our efforts to expand production in this channel. The increase in wholesale/correspondent originations has allowed us to grow our overall originations and market share; however, retail closings are generally more profitable than wholesale/correspondent and have higher loan margins and higher expenses.

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

Mortgage fees increased by $16 million (6%) primarily due to the 5% increase in retail closings coupled with the 37% increase in fee-based originations during 2010 compared to 2009.

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

The components of Gain on mortgage loans, net were as follows:

	Year Ended December 31,
	2010	2009	Change	% Change
		(In millions)

Gain on loans	$624	$552	$72	13%
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(19)	(20)	1	5%
Economic hedge results	30	78	(48)	(62)%

Total change in fair value of mortgage loans and related derivatives	11	58	(47)	(81)%

Gain on mortgage loans, net	$635	$610	$25	4%

The $72 million increase in gain on loans during 2010 compared to 2009 was primarily due to a 46% increase in interest rate lock commitments expected to close that was partially offset by lower total margins and the higher mix of wholesale/correspondent volume. Although loan pricing margins were slightly higher in 2010 than in 2009, the decrease in total margin during 2010 was primarily attributable to the lower value of initial capitalized mortgage servicing rights resulting from continuing reductions in interest rates and relatively lower servicing values in 2010 compared to 2009. Loan pricing margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity. The higher mix of wholesale/correspondent volume caused a reduction in Gain on loans as the cost to acquire the loan from the wholesale/correspondent originator reduces the gain from subsequently selling the loan into the secondary market.

The $47 million unfavorable variance from the change in fair value of mortgage loans and related derivatives was mostly attributable to a $48 million unfavorable variance from economic hedge results due to increased interest rate volatility and higher costs of hedging the larger volume of outstanding IRLCs in 2010 compared to 2009. The change in fair value of Scratch and Dent and certain non-conforming mortgage loans is primarily attributable to additions to the population of Scratch and Dent loans resulting from repurchases and salability issues. Scratch and Dent loans represent loans with origination flaws or performance issues.

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

Mortgage net finance expense allocable to the Mortgage Production segment increased by $5 million (45%) during 2010 compared to 2009 due to a $23 million (26%) increase in Mortgage interest expense partially offset by an $18 million (23%) increase in Mortgage interest income. A significant portion of our loan originations are funded with variable-rate short-term debt. The increase in Mortgage interest expense was primarily attributable to the higher average volume of loans closed to be sold. The increase in Mortgage interest income was primarily due to the higher average volume of loans held for sale due to the increase in loans closed to be sold partially offset by a lower average note rate on loans held for sale resulting from a decline in mortgage interest rates for conforming first mortgage loans. Additionally, Mortgage net finance expense was favorably impacted by $14 million in 2010 compared to 2009 as a result of the reallocation of capital between businesses.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses increased by $33 million (10%) during 2010 compared to 2009, due to a $35 million increase in salaries and related benefits and a $3 million increase in commissions expense due to higher retail closings which were partially offset by a $5 million decrease in incentive compensation. The increase in salaries and related benefits was primarily attributable to an increase in costs associated with temporary and contract personnel in response to higher loan origination volumes coupled with an increase in salaries and other benefit costs due to an increase in permanent employees during 2010 compared to 2009.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses increased by $30 million (17%) during 2010 compared to 2009 primarily due to an $12 million increase in corporate overhead costs associated with executing our transformation plan coupled with an increase in production-related direct expenses due to an increase in total closings and retail originations during 2010 compared to 2009.

2009 Compared With 2008

Mortgage Production Statistics

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

Prior to January 1, 2008, our IRLCs and loan-related derivatives were initially recorded at zero value at inception with changes in fair value recorded as a component of Gain on mortgage loans, net. Pursuant to the transition provisions of updates to Accounting Standards Codification 815, “Derivatives and Hedging” we recognized a benefit to Gain on mortgage loans, net during 2008 of approximately $30 million, as the value attributable to servicing rights related to IRLCs as of January 1, 2008 was excluded from the transition adjustment for the adoption of ASC 820, “Fair Value Measurements and Disclosures.” See Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements.

The components of Gain on mortgage loans, net were as follows:

	Year Ended December 31,
	2009	2008	Change	% Change
		(In millions)

Gain on loans	$552	$353	$199	56%
Change in fair value of MLHS and related derivatives:
ARMs	—	(20)	20	100%
Scratch and Dent and Alt-A loans	(7)	(28)	21	75%
Second-lien loans	(6)	(6)	—	—
Construction loans	(5)	—	(5)	n/m(1)
Jumbo loans	(2)	(15)	13	87%
Economic hedge results	78	(55)	133	n/m(1)

Total change in fair value of MLHS and related derivatives	58	(124)	182	n/m(1)

Benefit of transition provision of updates to ASC 815	—	30	(30)	(100)%

Gain on mortgage loans, net	$610	$259	$351	136%

(1)	n/m — Not meaningful.

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

Mortgage Net Finance Expense

Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average balance of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment increased by $4 million (57%) during 2009 compared to 2008 due to a $13 million (14%) decrease in Mortgage interest income that was partially offset by a $9 million (9%) decrease in Mortgage interest expense. The $13 million decrease in Mortgage interest income was primarily due to lower interest rates related to loans held for sale. The $9 million decrease in Mortgage interest expense was attributable to a lower cost of funds from our outstanding borrowings. The lower cost of funds from our outstanding borrowings was primarily attributable to a decrease in short-term interest rates. A significant portion of our loan originations are funded with variable-rate short-term debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, was 235 basis points bps lower during 2009 compared to 2008.

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

Occupancy and Other Office Expenses

Occupancy and other office expenses decreased by $12 million (27%) during 2009 compared to 2008, primarily due to the reduction of leased space.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses increased by $8 million (5%) during 2009 compared to 2008. This increase was primarily attributable to a $16 million increase in production-related direct expenses as a result of the increase in total closings and first mortgage retail originations, which was partially offset by an $8 million reduction in other expenses resulting from our efforts to reduce overall costs.

Mortgage Servicing Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
	2010	2009	2008
	($ in millions)

Average loan servicing portfolio	$156,825	$149,628	$152,681
Ending loan servicing portfolio	$166,075	$151,481	$149,750
Number of loans serviced	1,005,950	954,063	975,120
Weighted-average servicing fee (in basis points)	30	31	33

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Mortgage interest income	$15	$12	$83
Mortgage interest expense	(69)	(61)	(72)

Mortgage net finance (expense) income	(54)	(49)	11

Loan servicing income	415	431	430

Change in fair value of mortgage servicing rights	(427)	(280)	(554)
Net derivative loss related to mortgage servicing rights	—	—	(179)

Valuation adjustments related to mortgage servicing rights	(427)	(280)	(733)

Net loan servicing (loss) income	(12)	151	(303)

Other income (expense)	3	(20)	16

Net revenues	(63)	82	(276)

Salaries and related expenses	37	39	31
Occupancy and other office expenses	9	9	11
Other depreciation and amortization	1	1	1
Other operating expenses	131	118	111

Total expenses	178	167	154

Segment loss	$(241)	$(85)	$(430)

2010 Compared With 2009

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

Mortgage net finance (expense) income increased by $5 million (10%) during 2010 compared to 2009 due to an $8 million (13%) increase in Mortgage interest expense partially offset by a $3 million (25%) increase in Mortgage interest income. During 2010, Mortgage interest expense and Mortgage interest income both increased by $6 million compared to 2009 due to the consolidation of a mortgage loan securitization trust resulting from the adoption of accounting standards updates to ASC 810, “Consolidation”, whereby we consolidated securitized mortgage loans and the related debt certificates. Mortgage interest income has continued to be reduced by lower short-term interest rates as escrow balances earn income based on one-month LIBOR. The ending one-month LIBOR rate at December 31, 2010 was 26 basis points, which has continued to significantly reduce the earnings opportunity related to our escrow balances.

Loan Servicing Income

Loan servicing income includes recurring servicing fees, other ancillary fees and net reinsurance loss from Atrium. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Net reinsurance loss represents premiums earned on reinsurance contracts, net of ceding commission and adjustments to the reserves for reinsurance losses. The primary drivers for Loan servicing income are the average loan servicing portfolio and average servicing fee.

The components of Loan servicing income were as follows:

	Year Ended December 31,
	2010	2009	Change	% Change
		(In millions)

Net service fee revenue	$401	$422	$(21)	(5)%
Late fees and other ancillary servicing revenue	66	58	8	14%
Curtailment interest paid to investors	(33)	(44)	11	25%
Net reinsurance loss	(19)	(5)	(14)	(280)%

Loan servicing income	$415	$431	$(16)	(4)%

The decrease in Loan servicing income during 2010 compared to 2009 was primarily due to a decrease in net service fee revenue and an increase in net reinsurance loss partially offset by a decrease in curtailment interest paid to investors and an increase in late fees and other ancillary servicing revenue.

The $21 million decrease in net service fee revenue was primarily due to the sale of excess servicing associated with a portion of our MSRs executed during the fourth quarter of 2009 and an increase in guarantee fees as a result of a greater composition of loans sold to the GSEs included in our capitalized loan servicing portfolio partially offset by a 5% increase in the average loan servicing portfolio. The $14 million increase in net reinsurance loss was primarily attributable to an $8 million increase in the provision for reinsurance-related reserves due to higher delinquencies associated with reinsured loans coupled with a $6 million decrease in premiums earned related to outstanding reinsurance agreements which were placed into runoff during 2009. The $11 million decrease in curtailment interest paid to investors was primarily due to a 9% decrease in loans included in our loan servicing portfolio that paid off during 2010 compared to 2009. The increase in late fees and other ancillary servicing revenue was due to $5 million in servicer incentives earned under federal government modification programs, a $4 million increase in tax service fees attributable to a 30% increase in total closings and a $2 million increase in late fees related to timing of payments on delinquent mortgage loans.

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

The components of Change in fair value of mortgage servicing rights were as follows:

	Year Ended December 31,
	2010	2009	Change	% Change
	(In millions)

Actual prepayments of the underlying mortgage loans	$(184)	$(244)	$60	25%
Actual receipts of recurring cash flows	(41)	(56)	15	27%
Credit-related fair value adjustments(1)	(36)	(91)	55	60%
Market-related fair value adjustments(2)	(166)	111	(277)	n/m (3)

Change in fair value of mortgage servicing rights	$(427)	$(280)	$(147)	(53)%

(1)	Represents the change in fair value of MSRs primarily due to changes in portfolio delinquencies and foreclosures.

(2)	Represents the change in fair value of MSRs due to changes in market inputs and assumptions used in the valuation model.

(3)	n/m—Not meaningful.

The change in fair value of MSRs due to actual prepayments is driven by two factors: (i) the number of loans that prepaid during the period and (ii) the current value of the mortgage servicing right asset at the time of prepayment. Actual prepayments were 12% lower in 2010 as compared to 2009. Additionally, the average MSR value of prepayments was 14 basis points lower for 2010 compared to 2009.

Credit-related fair value adjustments reduced the value of our MSRs by $36 million during 2010 as portfolio delinquencies and foreclosures have begun to stabilize, but remained elevated. The $91 million decline during 2009 was primarily due to the continued deteriorating economic conditions in the broader U.S. economy which resulted in an increase in total delinquencies attributable to the capitalized servicing portfolio.

The $166 million unfavorable change during 2010 due to market-related fair value adjustments was primarily due to a decrease in mortgage interest rates which led to higher expected prepayments. The $111 million favorable change during 2009 was primarily due to an increase in mortgage interest rates leading to lower expected prepayments.

Refer to “— Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs at December 31, 2010.

Other Income (Expense)

Other income (expense) allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and changed favorably by $23 million during 2010 compared to 2009. This favorable change was primarily due to changes in the fair value of Investment securities during 2009, which were primarily attributable to significant increases in the delinquency of the underlying mortgage loans and an acceleration of our assumption of projected losses, which caused a decline in the expected cash flows from the underlying securities.

Other Operating Expenses

The following table presents a summary of the components of Other operating expenses:

	Year Ended December 31,
	2010	2009	Change	% Change
	(In millions)

Foreclosure-related charges	$72	$70	$2	3%
Other expenses	59	48	11	23%

Other operating expenses	$131	$118	$13	11%

Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with mortgage loans in foreclosure and real estate owned and allocations for overhead. Other operating expenses increased by $13 million (11%) during 2010 compared to 2009 primarily related to a $5 million increase in direct expenses associated with a sustained elevation of delinquencies and foreclosures in our mortgage servicing portfolio and a $4 million increase in corporate overhead costs associated with executing our transformation plan. Other operating expenses were also negatively impacted by a $2 million increase in foreclosure-related charges primarily due to the persistence of loan repurchases and indemnifications and the related impact on loss provisions.

2009 Compared With 2008

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

Mortgage net finance (expense) income changed unfavorably by $60 million during 2009 compared to 2008 due to a $71 million (86%) decrease in Mortgage interest income that was partially offset by an $11 million (15%) decrease in Mortgage interest expense. The decrease in Mortgage interest income was due to lower short-term interest rates and lower average escrow balances in 2009 compared to 2008. Escrow balances earn income based on one-month LIBOR, which was 235 basis points lower, on average, during 2009 compared to 2008. The lower average escrow balances were due to the 2% decrease in the average loan servicing portfolio. The ending one-month LIBOR rate at December 31, 2009 was 23 basis points, which has significantly reduced the earnings opportunity related to our escrow balances compared to historical periods. The decrease in Mortgage interest expense was due to lower cost of funds from our outstanding borrowings, primarily due to the decrease in short-term interest rates, and lower average borrowings allocable to our Mortgage Servicing segment.

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

The components of Change in fair value of mortgage servicing rights were as follows:

	Year Ended December 31,
	2009	2008	Change	% Change
	(In millions)

Actual prepayments of the underlying mortgage loans	$(244)	$(144)	$(100)	(69)%
Actual receipts of recurring cash flows	(56)	(65)	9	14%
Credit-related fair value adjustments(1)	(91)	(58)	(33)	(57)%
Market-related fair value adjustments(2)	111	(287)	398	n/m (3)

Change in fair value of mortgage servicing rights	$(280)	$(554)	$274	49%

(1)	Represents the change in fair value of MSRs primarily due to changes in portfolio delinquencies and foreclosures.

(2)	Represents the change in fair value of MSRs due to changes in market inputs and assumptions used in the valuation model.

(3)	n/m—Not meaningful.

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

Net Derivative Loss Related to Mortgage Servicing Rights: During 2008, we assessed the composition of our capitalized mortgage loan servicing portfolio and its related relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness given the economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008. As of December 31, 2009, there were no open derivatives related to MSRs. See ‘‘— Risk Management” in this Form 10-K for discussion of interest rate risk associated with our Mortgage servicing rights and “Part I—Item 1A. Risk Factors—Risks Related to our Company—Certain hedging strategies that we may use to manage risks associated with our assets, including mortgage loans held for sale, interest rate lock commitments, mortgage servicing rights and foreign currency denominated assets may not be effective in mitigating those risks and could result in substantial losses that could exceed the losses that would have been incurred had we not used such hedging strategies.” in this Form 10-K for more information.

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

Fleet Management Services Segment

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Year Ended December 31,
	2010	2009	2008
	(In thousands of units)

Leased vehicles	290	314	335
Maintenance service cards	287	275	299
Fuel cards	276	282	296
Accident management vehicles	290	305	323

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Fleet management fees	$157	$150	$163
Fleet lease income	1,370	1,441	1,585
Other income	66	58	79

Net revenues	1,593	1,649	1,827

Salaries and related expenses	75	86	100
Occupancy and other office expenses	17	18	19
Depreciation on operating leases	1,224	1,267	1,299
Fleet interest expense	94	95	169
Other depreciation and amortization	11	11	11
Other operating expenses	109	118	167

Total expenses	1,530	1,595	1,765

Segment profit	$63	$54	$62

2010 Compared With 2009

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees are driven by leased vehicles and service unit counts as well as the usage of fee-based services.

Fleet management fees increased by $7 million (5%) during 2010 compared to 2009 primarily due to the higher usage of fee-based fleet management services, partially offset by lower average leased vehicles and service unit counts. Fleet management fees were also positively impacted in 2010 by the addition of transportation safety training services, which were the result of the acquisition of the assets of a former supplier. These services did not have a significant impact on our overall profitability during 2010, but we expect fees from these services to continue to increase into 2011 as the full-year operating results are realized.

Fleet Lease Income

Fleet lease income consists of leasing revenue related to operating and direct financing leases as well as the gross sales proceeds associated with our lease syndications. We originate certain leases with the intention of syndicating to banks and other financial institutions, which includes the sale of the underlying assets and assignment of any rights to the leases. Upon the transfer and assignment we record the proceeds from the sale within Fleet lease income and recognize the cost of goods sold within Other operating expenses for the undepreciated cost of the asset sold.

Leasing revenue related to operating leases consists of an interest component for the funding cost inherent in the lease as well as a depreciation component for the cost of the vehicles under lease. Leasing revenue related to direct financing leases consist of an interest component for the funding cost inherent in the lease.

Fleet lease income decreased by $71 million (5%) during 2010 compared to 2009 due to the 8% decrease in the average number of leased vehicles, coupled with a decrease in lease syndication revenue resulting from a decrease in the amount of lease syndications during 2010 compared to 2009.

Other Income

Other income primarily consists of gross sales proceeds from our owned vehicle dealerships and the gain or loss from the sale of used vehicles. The cost of vehicles sold from our owned dealerships is included in cost of goods sold within Other operating expenses.

Other income increased by $8 million (14%) during 2010 compared to 2009 primarily due to increased vehicle sales to retail customers at our dealerships.

Salaries and Related Expenses

Salaries and related expenses decreased by $11 million (13%) during 2010 compared 2009 primarily due to a $7 million decrease related to the reduction in the average number of employees and a $4 million decrease related to a reduction in incentive compensation.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our vehicles under operating leases included in Net investment in fleet leases. Depreciation on operating leases during 2010 decreased by $43 million (3%) compared to 2009 primarily due to an 8% decrease in vehicles under operating leases, partially offset by the impact of higher depreciation associated with an increase in purchases of new vehicles under lease in 2010 compared to 2009.

Fleet Interest Expense

Fleet interest expense decreased by $1 million during 2010 compared to 2009 primarily due to a decrease in short-term interest rates related to borrowings associated with leased vehicles and lower average outstanding borrowings that were partially offset by an unfavorable change in the market value of interest rate cap agreements related to vehicle management asset-backed debt and an increase in the amortization of deferred financing fees during 2010 compared to 2009. The one-month LIBOR, which is used as a benchmark for short-term interest rates, was 6 basis points lower, on average, during 2010 compared to 2009.

Other Operating Expenses

The following table presents a summary of the components of Other operating expenses:

	Year Ended December 31,
	2010	2009	Change	% Change
		(In millions)

Cost of goods sold	$75	$87	$(12)	(14)%
Other expenses	34	31	3	10%

Total Other operating expenses	$109	$118	$(9)	(8)%

The decrease in Other operating expenses is primarily due to a decrease in the cost of goods sold attributable to a decrease in lease syndication volume that was partially offset by an increase in cost of goods sold from our dealerships. The increase in other expenses is primarily attributable to an increase in corporate overhead costs associated with executing our transformation plan.

2009 Compared With 2008

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees decreased by $13 million (8%) during 2009 compared to 2008 primarily due to declines in average unit counts, which resulted in an $11 million decrease in revenues from our principal fee-based products. The decline in average unit counts, as detailed in the table above, was primarily attributable to deteriorating economic conditions in the broader U.S. economy.

Fleet Lease Income

Fleet lease income decreased by $144 million (9%) during 2009 compared to 2008, primarily due to decreases in billings and lease syndication volume. The decrease in billings was primarily attributable to lower interest rates on variable-rate leases and a decline in average leased vehicles, as detailed in the table above.

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

Fleet Interest Expense

Fleet interest expense decreased by $74 million (44%) during 2009 compared to 2008, primarily due to decreasing short-term interest rates related to borrowings associated with leased vehicles. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, was 235 basis points lower during 2009 compared to 2008.

Other Operating Expenses

Other operating expenses decreased by $49 million (29%) during 2009 compared to 2008, primarily due to a decrease in cost of goods sold as a result of the decreases in lease syndication volume.

Risk Management

In the normal course of business, we are exposed to various risks including, but not limited to, interest rate risk, consumer credit risk, commercial credit risk, counterparty credit risk, liquidity risk, and foreign exchange risk. The Finance and Risk Management Committee of the Board of Directors provides oversight with respect to the assessment of our overall capital structure and its impact on the generation of appropriate risk adjusted returns, as well as the existence, operation and effectiveness of our risk management programs, policies and practices. Our Chief Risk Officer, working with each of our businesses, is responsible for governance processes and monitoring of these risks including the establishment of risk strategy and documentation of risk policies and controls.

Risks unique to our Mortgage business are governed through various committees including, but not limited to: (i) interest rate risk, including development of hedge strategy and policies, monitoring hedge positions and counterparty risk; (ii) quality control, including audits related to the processing, underwriting and closing of loans, findings of any fraud-related reviews and reviews of post-closing functions, such as FHA insurance and monitoring of overall portfolio delinquency trends and recourse activity; and (iii) credit risk, including establishing credit policy, product development and changes to underwriting guidelines.

Risks unique to our Fleet business are governed through a committee that is responsible for approving risk management policies and procedures that include, but are not limited to the following: (i) credit and counterparty risks; (ii) credit losses and reserves; (iii) collections and accounts receivable; (iv) residual risk on closed-end units; (v) legal, compliance, and commercial litigation issues; and (vi) and operational, supply chain and price risks.

Liquidity risk is managed on a consolidated level by a committee, which reviews our current position and projected liquidity needs over the next three to four months including any potential and/or pending events that could impact liquidity positively or negatively as well as assessing our longer-term liquidity needs.

See “—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Part I—Item 1A. Risk Factors—Risks Related to our Company—Certain hedging strategies that we may use to manage risks associated with our assets, including mortgage loans held for sale, interest rate lock commitments, mortgage servicing rights and foreign currency denominated assets may not be effective in mitigating those risks and could result in substantial losses that could exceed the losses that would have been incurred had we not used such hedging strategies.”

Interest Rate Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. Additionally, our escrow earnings on our mortgage servicing rights and our net investment in variable-rate lease assets are sensitive to changes in short-term interest rates such as LIBOR and commercial paper rates. We also are exposed to changes in short-term interest rates on certain variable rate borrowings including our mortgage warehouse asset-backed debt, vehicle management asset-backed debt and our unsecured revolving credit facility. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

Our Mortgage Services business is subject to variability in results of operations in both the Mortgage Production and Mortgage Servicing segments due to fluctuations in interest rates. In a declining interest rate environment, we would expect our Mortgage Production segment’s results of operations to be positively impacted by higher loan origination volumes and high loan margins. On the contrary, we would expect the results of operations of our Mortgage Servicing segment to decline due to higher actual and projected loan prepayments related to our capitalized loan servicing portfolio. In a rising interest rate environment, we would expect a negative impact on the results of operations of our Mortgage Production segment and our Mortgage Servicing segment’s results of operations to be positively impacted. The interaction between the results of operations of our Mortgage Production and Mortgage Servicing segments is a core component of our overall interest rate risk strategy.

Our Fleet Management Services business is subject to variability in results of operations due to fluctuations in interest rates due to changes in variable-rate leases that may be funded by fixed-rate or variable rate debt.

See “Part I—Item 1A. Risk Factors—Risks Related to our Company—Certain hedging strategies that we may use to manage risks associated with our assets, including mortgage loans held for sale, interest rate lock commitments, mortgage servicing rights and foreign currency denominated assets, may not be effective in mitigating those risks and could result in substantial losses that could exceed the losses that would have been incurred had we not used such hedging strategies.” and “Changes in interest rates could materially and adversely affect our volume of mortgage loan originations or reduce the value of our mortgage servicing rights, either of which could have a material adverse effect on our business, financial position, results of operations or cash flows.” in this Form 10-K for more information.

Mortgage Loans and Interest Rate Lock Commitments

Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. Our Mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and our Interest rate lock commitments are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As such, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) through the date of sale into the secondary mortgage market. Loan commitments generally range between 30 and 90 days; and our holding period of the mortgage loan from funding to sale is typically within 60 days.

Forward delivery commitments on MBS or whole loans are used to hedge our commitments to fund mortgages and loans held for sale. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to us. Our expectation of how many of our interest rate lock commitments will ultimately close is a key factor in determining the notional amount of derivatives used in hedging the position.

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

We consider the estimated benefit of new originations on our Mortgage Production segment’s results of operations to determine the net economic value change from a decline in interest rates, and we continuously evaluate our ability to replenish lost MSR value and cash flow due to increased prepayments. During the year ended December 31, 2010, we replenished approximately 154% of the unpaid principal balance of loans in our servicing portfolio that paid off during the year. Loan payoffs in our capitalized servicing portfolio were $21.3 billion, as compared to additions of $32.9 billion.

This risk management approach requires management to make assumptions with regards to future replenishment rates, loan margins, the value of additions to MSRs and loan origination costs. Many factors can impact these estimates, including loan pricing margins and the ability to adjust staffing levels to meet changing consumer demand.

As of and during the years ended December 31, 2010 and 2009, there were no open derivatives related to our MSRs. Our decisions regarding the use of derivatives related to MSRs, if any, could result in continued volatility in the results of operations for our Mortgage Servicing segment into 2011.

Indebtedness

The debt used to finance much of our operations is exposed to interest rate fluctuations. We may use certain hedging strategies and derivative instruments to create a desired mix of fixed- and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies may include swaps and interest rate caps. To more closely match the characteristics of the related assets, including the net investment in variable-rate lease assets, either variable-rate debt or fixed-rate debt is issued, which may be swapped to variable LIBOR-based rates. From time to time, derivatives that convert variable cash flows to fixed cash flows are used to manage the risk associated with variable-rate debt and net investment in variable-rate lease assets. Such derivatives may include freestanding derivatives and derivatives designated as cash flow hedges.

Consumer Credit Risk

Our exposures to consumer credit risk include:

▪	Loan repurchase and indemnification obligations from breaches of representation and warranty provisions of our loan sales or servicing agreements, which result in indemnification payments or exposure to loan defaults and foreclosures;

▪	Mortgage reinsurance losses; and

▪	A decline in the fair value of mortgage servicing rights as a result of increases in involuntary prepayments from increasing portfolio delinquencies.

We are not subject to the majority of the credit-related risks inherent in maintaining a mortgage loan portfolio because loans are not held for investment purposes. Nearly all mortgage loans originated are sold in the secondary mortgage market within 60 days of origination. Conforming loan sales are primarily in the form of mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

For our loan servicing portfolio, we utilize several risk mitigation strategies in an effort to minimize losses from delinquencies, foreclosures and real estate owned including: collections, loan modifications, and foreclosure and property disposition. Since the majority of the risk resides with the investor and not with us, these techniques may vary based on individual investor and insurer requirements.

To minimize losses from loan repurchases and indemnifications, we closely monitor investor and agency eligibility requirements for loan sales. To monitor our production for such issues, our quality review teams perform audits related to the processing, underwriting and closing of mortgage loans prior to, or shortly after, the sale of loans to identify any potential repurchase exposures due to breach of representations and warranties. Subsequently, when an investor requests that we repurchase a loan that we originated, a comprehensive review is performed prior to authorizing the repurchase of the loan.

Loan performance is an indicator of the inherent risk associated with our origination and servicing activities. The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with capitalized Mortgage servicing rights as well as loans subserviced for others:

	As of December 31,
	2010	2009	2008

Delinquent Mortgage Loans:(1)
30 days	2.01%	2.26%	2.31%
60 days	0.60%	0.69%	0.62%
90 days or more	1.27%	1.73%	0.74%

Total delinquency	3.88%	4.68%	3.67%

Foreclosures/real estate owned(2)	2.37%	2.32%	1.42%
Major Geographical Concentrations:
California	14.4%	13.6%	12.4%
Florida	6.8%	7.1%	7.2%
New Jersey	6.2%	6.7%	7.1%
New York	6.3%	6.5%	6.7%
Other	66.3%	66.1%	66.6%

(1)	Represents delinquencies as a percentage of the total unpaid principal balance of the portfolio.

(2)	As of December 31, 2010, 2009, and 2008 there were loans in foreclosure with unpaid principal balances of $3.3 billion, $2.9 billion and $1.6 billion, respectively.

The following table summarizes the percentage of loans that are greater than 90 days delinquent, in foreclosure and real estate owned based on the unpaid principal balance for significant geographical concentrations:

As of
December 31,
2010

Florida	14.6%
California	12.6%
New Jersey	8.9%
New York	6.5%
Illinois	4.8%

Loan Repurchases and Indemnifications

Representations and warranties are provided to purchasers and insurers on a significant portion of loans sold and are assumed on purchased mortgage servicing rights. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and we may bear any loss on the mortgage loan. If there is no breach of a representation and warranty provision, there is no obligation to repurchase the loan or indemnify the investor against loss. In limited circumstances, the full risk of loss on loan sold is retained to the extent the liquidation of the underlying collateral is insufficient. In some instances where we have purchased loans from third parties, we may have the ability to recover the loss from the third party.

During the year ended December 31, 2010, we experienced increases in actual and projected repurchases, indemnifications and related loss severity associated with the representations and warranties that we provide to purchasers and insurers of our sold loans. These increases are expected to remain at elevated levels during 2011, and are primarily due to continued high levels of delinquencies and lower home values. These trends are considered in the determination of our foreclosure-related reserves; however, changes in these trends and other economic factors as well as the level and composition of our mortgage production volumes will impact the balance of our foreclosure-related reserves. We have considered the recent industry concerns regarding improper mortgage loan and foreclosure documentation, as well as the higher focus on foreclosure reviews and we have determined that no adjustments to reserves are required as there is no evidence that we will experience a higher risk of repurchases as a result of these trends.

Foreclosure-related reserves are maintained for the liabilities for probable losses related to repurchase and indemnification obligations and related to on-balance sheet loans in foreclosure and real estate owned. A summary of the activity in foreclosure-related reserves is as follows:

	Year Ended December 31,
	2010	2009
	(In millions)

Balance, beginning of period	$86	$81
Realized foreclosure losses(1)	(63)	(73)
Increase in reserves due to:
Changes in assumptions	74	70
New loan sales	14	8

Balance, end of period	$111	$86

(1)	Realized foreclosure losses for the year ended December 31, 2009 include an $11 million settlement with an individual investor for all future potential repurchase liabilities.

Foreclosure-related reserves consist of the following:

Loan Repurchase and Indemnification Liability

As of December 31, 2010 and 2009, liabilities for probable losses related to our repurchase and indemnification obligations of $74 million and $51 million, respectively, were included in Other liabilities in the accompanying Consolidated Balance Sheets.

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and the corresponding obligation. The following table presents the unpaid principal balance of our unresolved requests by status:

	As of December 31, 2010			As of December 31, 2009
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total	Requests	Requests	Total
			(In millions)

Agency Invested:
Claim pending(1)	$9	$1	$10	$8	$1	$9
Appealed(2)	34	22	56	13	4	17
Open to review(3)	50	9	59	26	8	34

Total Agency requests	93	32	125	47	13	60
Private Invested:
Claim pending(1)	1	$2	$3	$2	$1	$3
Appealed(2)	15	7	22	14	3	17
Open to review(3)	13	2	15	8	4	12

Total Private requests	29	11	40	24	8	32
Total unresolved requests	$122	$43	$165	$71	$21	$92

(1)	Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)	Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant. Based on claims received and appealed during the year ended December 31, 2010 that have been resolved, we were successful in refuting over 90% of claims appealed.

(3)	Open to review status represents loans where we have not completed our review process. We appealed approximately 70% of claims received and reviewed during the year ended December 31, 2010.

Mortgage Loans in Foreclosure and Real Estate Owned

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of December 31, 2010, mortgage loans in foreclosure were $106 million, net of an allowance for probable losses of $22 million, and were included in Other assets in the accompanying Consolidated Balance Sheets.

Real estate owned, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of December 31, 2010, real estate owned were $39 million, net of a $15 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Consolidated Balance Sheet.

See Note 14, “Credit Risk” in the accompanying Notes to Consolidated Financial Statements for further information on Foreclosure-related reserves.

See “Part I—Item 1A. Risk Factors—Risks Related to our Company—Losses incurred in connection with actual or projected loan repurchase and indemnification claims may exceed our financial statement reserves and we may be required to increase such reserves in the future. Increases in our reserves and losses incurred in connection with actual loan repurchase and indemnification payments could have a material adverse effect on our business, financial position, results of operations or cash flows.”

Mortgage Reinsurance

We have exposure to consumer credit risk through losses from two contracts with primary mortgage insurance companies, that are inactive and in runoff. Our exposure to losses through these reinsurance contracts is based on mortgage loans pooled by year of origination. As of December 31, 2010, the contractual reinsurance period for each pool was 10 years and the weighted-average remaining reinsurance period was 5 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers.

We are required to hold securities in trust related to this potential obligation, which were $266 million as of December 31, 2010 and were included in Restricted cash, cash equivalents and investments in the accompanying Consolidated Balance Sheet. As of December 31, 2010, a liability of $113 million was included in Other liabilities in the accompanying Consolidated Balance Sheet for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis. During 2010, we recorded an expense associated with the liability for estimated losses of $43 million within Loan servicing income in the accompanying Consolidated Statement of Operations.

A summary of the activity in reinsurance-related reserves is as follows:

	Year Ended
	December 31,
	2010	2009
	(In millions)

Balance, beginning of period	$108	$83
Realized reinsurance losses(1)	(38)	(10)
Increase in reinsurance reserves	43	35

Balance, end of period	$113	$108

(1)	Realized reinsurance losses for the year ended December 31, 2009 include a $7 million payment associated with the termination of reinsurance agreements.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of December 31, 2010 unless otherwise noted:

		Maximum			Foreclosures/
	Unpaid	Potential	Average		Real Estate
	Principal	Exposure to	Credit		Owned/
	Balance (UPB)	Reinsurance Loss	Score(3)	Delinquencies(1)(3)	Bankruptcies(2)(3)
	(In millions)

Year of Origination:
2003 and prior	$1,387	$245	694	6.77%	6.51%
2004	951	104	692	5.85%	10.65%
2005	917	45	695	6.70%	13.94%
2006	611	18	692	7.25%	18.83%
2007	1,258	41	700	6.40%	18.46%
2008	2,166	63	726	4.90%	5.49%
2009	446	7	758	0.16%	0.06%

Total	$7,736	$523	707	5.81%	10.27%

(1)	Represents delinquent mortgage loans for which payments are 60 days or more outstanding as a percentage of the total unpaid principal balance.

(2)	Calculated as a percentage of the total unpaid principal balance.

(3)	Based on September 30, 2010 data.

The following table summarizes the geographical concentration and defaults for loans subject to reinsurance in states representing more than 5% of the total outstanding reinsurance as of September 30, 2010:

	Percent of
	Outstanding
	Reinsurance	Defaults(1)

Pennsylvania	10.1%	12.8%
Texas	9.0%	9.1%
Minnesota	5.8%	12.2%
Florida	5.3%	24.4%
Illinois	5.2%	17.5%

(1)	Represents delinquent mortgage loans for which payments are 60 days or more outstanding, foreclosure, real estate owned and bankruptcies as a percentage of the total unpaid principal balance.

We record a liability for mortgage reinsurance losses when losses are incurred. The projections used in the development of our liability for mortgage reinsurance assume we will incur losses related to reinsured mortgage loans originated from 2003 through 2009. While the maximum potential exposure to reinsurance losses as of December 31, 2010 was $523 million, our total expected losses to be incurred over the remaining term of the reinsurance agreements was $192 million, of which $104 million relates to loans originated from 2005 through 2007. We record incurred and incurred but not reported losses as of the balance sheet date, rather than the maximum potential future exposure to reinsurance losses. Expected future losses and expected future premiums are considered in determining whether or not an additional premium deficiency reserve is required. Based upon our estimates of expected future losses and expected future premiums, no premium deficiency reserve is required.

See Note 14, “Credit Risk” in the accompanying Notes to Consolidated Financial Statements.

Change in Fair Value of Mortgage Servicing Rights

The fair value of mortgage servicing rights is impacted by changes in delinquencies and foreclosures of the underlying mortgage loans. As loan delinquencies and foreclosures increase, estimated involuntary prepayments increase causing a decline in fair value due to a reduction in the weighted average life of the Mortgage servicing right asset.

Commercial Credit Risk

We are exposed to commercial credit risk for our clients under the lease and service agreements for PHH Arval. We manage such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements generally allow PHH Arval to refuse any additional orders; however, the obligation remains for all leased vehicle units under contract at that time. The fleet management service agreements can generally be terminated upon 30 days written notice.

Vehicle leases are primarily classified as operating leases; however, as of December 31, 2010, direct financing leases comprised 3% of our Net investment in fleet leases. Direct financing leases and receivables that were greater than 90 days delinquent as of December 31, 2010 were $19 million.

Historical credit losses for receivables related to vehicle leasing and fleet management services have not been significant and as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.03% in any of the last three fiscal years.

Counterparty & Concentration Risk

We are exposed to risk in the event of non-performance by counterparties to various agreements, derivative contracts, and sales transactions. In general, we manage such risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount for which we are at risk, requiring collateral, typically cash, in instances in which financing is provided and/or dispersing the risk among multiple counterparties.

As of December 31, 2010, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

The Mortgage Production segment has exposure to risk related to the volume of transactions with individual counterparties of our Mortgage Production segment. During the year ended December 31, 2010, approximately 27% of our mortgage loan originations were derived from our relationship with Realogy and its affiliates, and Merrill Lynch, USAA and Charles Schwab accounted for approximately 15%, 14% and 11%, respectively, of our mortgage loan originations. The insolvency or inability for Realogy, Merrill Lynch, USAA or Charles Schwab to perform their obligations under their respective agreements with us could have a negative impact on our Mortgage Production segment.

The Mortgage Servicing segment has exposure to risk associated with the amount of our servicing portfolio for which we must maintain compliance with the requirements of the GSE servicing guides. As of December 31, 2010, 66% of our servicing portfolio relates to loans governed by these servicing guides.

For the year ending December 31, 2010, the Fleet Management Services segment had no significant client concentrations as no client represented more than 5% of the Net revenues of the business.

Liquidity Risk

Liquidity risk represents our ongoing ability to originate and finance mortgage loans, sell mortgage loans into secondary markets, purchase and fund vehicles under management, retain mortgage servicing rights and otherwise fund our working capital needs. We estimate how our liquidity needs may be impacted by a number of factors including fluctuations in asset and liability levels due to our business strategy, changes in our business operations, levels of interest rates and unanticipated events. We also assess market conditions and capacity for debt issuance in various markets we access to fund our business needs. Additionally, management has established internal processes to anticipate future cash needs and continuously monitor the availability under our existing debt arrangements. We address liquidity risk by maintaining committed borrowing capacity in excess of our expected needs and attempting to minimize the frequency of our market access by extending the tenor of our funding arrangements.

Foreign Exchange Risk

We also have exposure to foreign exchange risk through (i) our investment in our Canadian operations; (ii) any U.S. dollar borrowing arrangements we may enter into to fund Canadian dollar denominated leases and operations; and (iii) through any foreign exchange forward contracts that we may enter into. Currency swap agreements may be used to manage such risk.

Liquidity and Capital Resources

We manage our liquidity and capital structure to fund growth in assets, to fund business operations, and to meet contractual obligations, including maturities of our indebtedness. In developing our liquidity plan, we consider how our needs may be impacted by various factors including maximum liquidity needs during the period, fluctuations in assets and liability levels due to changes in business operations, levels of interest rates, and working capital needs. Our primary operating funding needs arise from the origination and financing of mortgage loans, the purchase and funding of vehicles under management and the retention of mortgage servicing rights. Sources of liquidity include: equity capital (including retained earnings); the unsecured debt markets; committed and uncommitted credit facilities, secured borrowings, including the asset-backed debt markets; cash flows from operations (including service fee and lease revenues); cash flows from assets under management; and proceeds from the sale or securitization of mortgage loans and lease assets.

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

We are continuing to monitor developments in regulations that may impact our businesses including the Dodd-Frank Act and ongoing GSE reforms that could have a material impact on our liquidity. See “—Item 1A. Risk Factors—Risks Related to our Company—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows, and—We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.” for more information.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months. We expect aggregate capital expenditures for 2011 to be between $35 million and $50 million, in comparison to $17 million for 2010.

Recent Funding Developments

Key funding highlights during the year ended December 31, 2010 include:

▪	We issued $350 million of Senior Notes; a portion of the proceeds of this issuance were used to repay the outstanding borrowings under of our revolving unsecured credit facility.

▪	We amended our revolving credit facility, extending $525 million of commitments through February 2012, with the option to extend to February 2013.

▪	We issued and obtained commitments for further issuances of notes totaling $660 million for our Canadian fleet operations, $301 million of which is a dedicated bank conduit facility.

▪	We obtained up to $1.0 billion of committed funding for our U.S. fleet operations through a bank conduit facility.

▪	We diversified our mortgage asset-backed facilities and expanded the use of mortgage gestation facilities.

Cash Flows

At December 31, 2010, we had $195 million of Cash and cash equivalents, an increase of $45 million from $150 million at December 31, 2009. The following table summarizes the changes in Cash and cash equivalents during the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009	Change
	(In millions)

Cash (used in) provided by:
Operating activities	$(1,680)	$1,283	$(2,963)
Investing activities	(1,040)	(550)	(490)
Financing activities	2,768	(655)	3,423
Effect of changes in exchange rates on Cash and cash equivalents	(3)	(37)	34

Net increase in Cash and cash equivalents	$45	$41	$4

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

During the year ended December 31, 2010, cash used in our operating activities was $1.7 billion. This is reflective of $2.6 billion of net cash used to fund the significant increase in mortgage loan originations and in the operating activities of our Mortgage Production segment that was partially offset by cash provided by the operating activities of our Fleet Management Services and Mortgage Servicing segments. The net cash used in the operating activities of our Mortgage production segment generated the $3.1 billion growth in the Mortgage loans held for sale balance in our Consolidated Balance Sheets between December 31, 2010 and 2009, which is the result of timing differences between origination and sale at the end of each year. The increase in Mortgage loans held for sale was funded by an increase in Mortgage Asset-Backed Debt as further described in Financing Activities below.

During the year ended December 31, 2009, cash provided by our operating activities was $1.3 billion. This was reflective of cash generated by the operating activities of our Fleet Management Services and Mortgage Servicing segments, as well as $338 million of net cash provided by the origination and sales of mortgage loans held for sale, that was partially offset by cash used in the operating activities of our Mortgage Production segment.

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

During the year ended December 31, 2010, cash used in our investing activities was ($1.0) billion, which primarily consisted of $1.5 billion in net cash outflows for the purchase of new vehicles due to increased customer demand for vehicle leases that was partially offset by $353 million of proceeds received from the sale of used vehicles and a $67 million net decrease in Restricted cash, cash equivalents and investments.

During the year ended December 31, 2009, cash used in our investing activities was ($550) million, which primarily consisted of $655 million in net cash outflows from the investment and sale of vehicles, which was reflective of the reduced demand for vehicle leases during that time.

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

During the year ended December 31, 2010, cash provided by our financing activities was $2.8 billion related to net proceeds from borrowings resulting from the increased funding requirements for Mortgage loans held for sale and net investment in vehicles described in the Operating Activities and Investing Activities sections above.

During the year ended December 31, 2009, cash used in our financing activities was $655 million related to net payments from borrowings, cash paid for debt issue costs and cash paid for hedging transactions related to the issuance of the 2014 Convertible Notes. The net payments from borrowings were primarily related to a decrease in the funding requirements for mortgage loans held for sale described in the Operating Activities section above.

Secondary Mortgage Market

We rely on the secondary mortgage market for a substantial amount of liquidity to support our mortgage operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market within 60 days of origination, primarily in the form of mortgage-backed securities (“MBS”), asset-backed securities (“ABS”) and whole-loan transactions. A large component of the MBS we sell is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”).

Historically, we have also originated non-agency (or non-conforming) loans that were sold in the secondary mortgage market through the issuance of non-conforming MBS and ABS or whole-loan transactions. We have also publicly issued both non-conforming MBS and ABS that are registered with the Securities and Exchange Commission, in addition to private non-conforming MBS and ABS. Generally, these types of securities have their own credit ratings and require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, and/or private surety guarantees. Secondary market liquidity for all non-conforming products has been severely limited since the second quarter of 2007 and we have not issued non-agency MBS or ABS since 2007. We continue to observe a lack of liquidity and lower valuations in the secondary mortgage market for non-conforming loans during the year ended December 31, 2010. During 2010, our sales of non-agency loans have been focused on whole-loan sales to specified investors under best-efforts commitments, and we expect this to continue into 2011.

The following table sets forth the composition of our total mortgage loan originations, including fee-based closings, by product type:

	Year Ended December 31,
	2010	2009	2008

Conforming(1)	80%	82%	64%
Non-conforming:
Jumbo(2)	17%	13%	19%
Second lien	3%	5%	15%
Other	—	—	2%

Total Non-conforming	20%	18%	36%

(1)	Represents mortgage loans that conform to the standards of the GSEs (collectively Fannie Mae, Freddie Mac and Ginnie Mae).

(2)	Represents mortgage loans that have loan amounts exceeding the GSE guidelines.
The Agency MBS, whole-loan, and non-conforming markets for mortgage loans have historically provided substantial liquidity for our mortgage loan production operations. We focus our business process on consistently producing mortgage loans that meet investor requirements to continue to access these markets. Our loans closed to be sold originated during the year ended December 31, 2010 were primarily conforming.

See “—Overview—Mortgage Production and Mortgage Servicing Segments—Mortgage Industry Trends” and “Part I—Item 1A. Risk Factors—Risks Related to our Company— Adverse developments in the secondary mortgage market have had, and in the future could have, a material adverse effect on our business, financial position, results of operations and cash flows.” for more information regarding the secondary mortgage market.

Indebtedness

We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	December 31,
	2010	2009
	(In millions)

Restricted cash, cash equivalents and investments	$531	$596
Mortgage loans held for sale	4,329	1,218
Net investment in fleet leases	3,492	3,610
Mortgage servicing rights	1,442	1,413

Assets under management programs	$9,794	$6,837

Asset-backed debt is used primarily to support our investments in vehicle management and mortgage assets, and is secured by collateral which include certain Mortgage loans held for sale and Net investment in fleet leases, among other assets. The outstanding balance under the Asset-backed debt facilities varies daily based on our current funding needs for eligible collateral.

The following table summarizes our indebtedness as of December 31, 2010:

		Total
		Assets Held
	Balance	as Collateral (1)
	(In millions)

Vehicle Management Asset-Backed Debt	$3,066	$3,642
Mortgage Warehouse and Other Asset-Backed Debt	3,777	3,971
Unsecured Debt	1,212	—
Mortgage Loan Securitization Debt Certificates, at Fair Value(2)	30	—

Total Debt	$8,085	$7,613

(1)	Assets held as collateral are not available to pay our general obligations.

(2)	Mortgage Loan Securitization Debt Certificates were consolidated with securitized mortgage loans as a result of the adoption of updates to ASC 810. As of December 31, 2010, the balance of the securitized mortgage loans was $42 million, and was included in Other Assets in the Consolidated Balance Sheet. Cash flows of the loans support payment of the debt certificates and creditors of the securitization trust do not have recourse to us. See Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements for additional information.

Unsecured credit facilities are utilized to fund our short-term working capital needs, and are utilized to supplement asset-backed facilities and provide for a portion of the operating needs of our mortgage and fleet management businesses. During the second quarter of 2010, we amended the terms of the unsecured facilities to reduce capacity from $1.3 billion to $805 million, and capacity was further reduced to $525 million on January 6, 2011 upon the termination of commitments of certain lenders.

At December 31, 2010, we did not have any outstanding amounts borrowed under the unsecured Amended Credit Facility. During the three months ended December 31, 2010, the maximum and weighted-average daily balances of the Amended Credit Facility were $275 million and $25 million, respectively. During the year ended December 31, 2010, the maximum and weighted-average daily balances of the facility were $561 million and $205 million, respectively.

See Note 11, “Debt and Borrowing Arrangements”, in the accompanying Notes to Consolidated Financial Statements for additional information regarding the components of our indebtedness.

See “Part I—Item 1A. Risk Factors—Risks Related to our Company— We are substantially dependent upon our secured and unsecured funding arrangements. If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all, which would have a material adverse effect on our business, financial position, results of operations and cash flows.” for more information.

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake Funding LLC, to support the acquisition of vehicles used by our Fleet Management Services segment’s U.S. leasing operations and debt issued by Fleet Leasing Receivables Trust, a special purpose trust, used to finance leases originated by our Canadian fleet operation.

Vehicle-management asset-backed debt structures may provide creditors an interest in: (i) a pool of master leases or a pool of specific leases; (ii) the related vehicles under lease; and/or (iii) the related receivables billed to clients for the monthly collection of lease payments and ancillary service revenues (such as fuel and maintenance services). This interest is generally granted to a specific series of note holders either on a pro-rata basis relative to their share of the total outstanding debt issued through the facility or through a direct interest in a specific pool of leases. Repayment of the obligations of the facilities is non-recourse to us and is sourced from the monthly cash flow generated by lease payments and ancillary service payments made under the terms of the related master lease contracts.

Our funding strategy for the Fleet Management Services segment may include the issuance of Asset-backed Term Notes, which provide a fixed funding amount at the time of issuance, or Asset-backed Variable-funding notes under which the committed capacity may be drawn upon as needed during a commitment period, which is typically 364 days in duration. The available committed capacity under Variable-funding notes may be used to fund growth in Net investment in fleet leases during the term of the commitment.

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

Our ability to maintain liquidity through Vehicle management asset-backed debt is dependent on:

▪	market demand for ABS, specifically demand for ABS collateralized by fleet leases,

▪	the quality and eligibility of assets underlying the arrangements,

▪	our ability to negotiate terms acceptable to us,

▪	maintaining our role as servicer of the underlying lease assets,

▪	our ability to maintain a sufficient level of eligible assets, collateral or credit enhancements, and

▪	our ability to comply with certain financial covenants (see “— Debt Covenants” below for additional information).

Mortgage Warehouse Asset-Backed Debt

Mortgage warehouse asset-backed debt primarily represents variable-rate mortgage repurchase facilities to support the origination of mortgage loans. As discussed in further detail above under “— Secondary Mortgage Market,” we originate mortgage loans for sale in the secondary mortgage market, either in the form of MBS or whole-loan transactions. Our funding strategy for our Mortgage Production segment includes managing capacity to warehouse loans for the period between the date of mortgage loan funding and sale or securitization. The warehouse period is typically within 60 days.

Mortgage repurchase facilities, also called warehouse lines of credit, are one component of our funding strategy, and they provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the facility during the warehouse period. Repayment of the facilities typically comes from the sale or securitization of the loans into the secondary mortgage market. We utilize both committed and uncommitted warehouse facilities and we evaluate our needs under these facilities based on forecasted volume of mortgage loan closings and sales.

Our funding strategies for mortgage origination may also include the use of committed and uncommitted mortgage gestation facilities. Gestation facilities effectively finance mortgage loans that are eligible for sale to an agency prior to the issuance of the related MBS. As of December 31, 2010, we have $1 billion of commitments under off-balance sheet gestation facilities with JP Morgan Chase and Bank of America and $420 million of those facilities was utilized.

Our ability to maintain liquidity through Mortgage warehouse asset-backed debt is dependent on:

▪	market demand for MBS and liquidity in the secondary mortgage market,

▪	the quality and eligibility of assets underlying the arrangements,

▪	our ability to negotiate terms acceptable to us,

▪	our ability to access the asset-backed debt market,

▪	our ability to maintain a sufficient level of eligible assets or credit enhancements,

▪	our ability to access the secondary market for mortgage loans,

▪	maintaining our role as servicer of the underlying mortgage assets, and

▪	our ability to comply with certain financial covenants (see “— Debt Covenants” below for additional information).

Unsecured Debt

Historically, the public debt markets have been an important source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. Since 2008, the credit markets have experienced extreme volatility and disruption, which has resulted in a significant tightening of credit, including with respect to unsecured debt. Prior to the disruption in the credit markets, we typically accessed these markets by issuing unsecured commercial paper and Medium term notes. During the years ended December 31, 2010, 2009, and 2008, there was no funding available to us in the commercial paper markets, and availability is unlikely given our short-term credit ratings. Although it is our policy to maintain available capacity under our committed unsecured credit facilities to fully support our outstanding unsecured commercial paper, given that the commercial paper markets are unavailable to us, our committed unsecured credit facilities also provide us with an alternative source of liquidity.

Our credit ratings as of February 22, 2011 were as follows:

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

See “Part I—Item 1A. Risk Factors—Risks Related to our Company—Our senior unsecured long-term debt ratings are below investment grade and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.” in this Form 10-K for more information.

Debt Capacity and Maturities

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. Capacity under asset-backed funding arrangements may be further limited by the asset eligibility requirements. Available capacity as of December 31, 2010 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)

Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$989	$989	$—
Variable funding notes	1,301	871	430
Mortgage Asset-Backed Debt:
Committed warehouse facilities	2,825	2,419	406
Servicing advance facility	120	68	52
Unsecured Committed Credit Facilities(1)	810	17	793

(1)	Utilized capacity reflects $17 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Consolidated Balance Sheet.

The capacity of our Unsecured committed credit facilities was reduced to $525 million as of January 6, 2011 upon the expiration of certain commitments as discussed above. Capacity for Mortgage-asset backed debt shown above does not reflect $750 million available under uncommitted warehouse facilities, and $580 million available under committed off-balance sheet gestation facilities.

The following table provides the contractual debt maturities as of December 31, 2010:

	Vehicle	Mortgage		Mortgage Loan
	Asset	Asset		Securitization
	Backed	Backed	Unsecured	Debt
	Debt(1)	Debt	Debt	Certificates	Total
	(In millions)

Within one year	$1,197	$3,777	$—	$9	$4,983
Between one and two years	950	—	250	8	1,208
Between two and three years	607	—	421	7	1,035
Between three and four years	306	—	250	—	556
Between four and five years	9	—	—	—	9
Thereafter	2	—	358	9	369

	$3,071	$3,777	$1,279	$33	$8,160

(1)	Maturities of vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets.

Debt Covenants

Certain of our debt arrangements require the maintenance of certain financial ratios and contain affirmative and negative covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on our indebtedness and the indebtedness of our material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions

Among other covenants, the Amended Credit Facility, the RBS repurchase facility. the CSFB Mortgage repurchase facility, the Bank of America repurchase facility, the Bank of America gestation facility and the JPMorgan Chase gestation facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion; and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 6.5:1. The Senior Note indenture requires that we maintain a debt to tangible equity ratio not greater than 8.5:1 on the last day of each fiscal quarter. The Medium-term note indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1.

The Amended Credit Facility, the Bank of America repurchase facility and the JPMorgan Chase gestation facility require us to maintain a minimum of $1.0 billion in committed mortgage repurchase or warehouse facilities, with no more than $500 million of gestation facilities and excluding, uncommitted facilities provided by Fannie Mae. In addition, the RBS repurchase facility and the CSFB Mortgage repurchase facility require PHH Mortgage to maintain a minimum of $2.5 billion and $2.0 billion in mortgage repurchase or warehouse facilities, respectively, comprised of any uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the respective facility.

At December 31, 2010, we were in compliance with all of our financial covenants related to our debt arrangements.

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

See Note 16, “Stock-Related Matters” in the accompanying Notes to Consolidated Financial Statements for information regarding debt covenants that may limit our ability to pay dividends.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)

Asset-backed debt (1)(2)	$4,974	$950	$607	$306	$9	$2	$6,848
Unsecured debt (1)	—	250	421	250	—	358	1,279
Mortgage Loan Securitization Debt Certificates	9	8	7	—	—	9	33
Operating leases	19	18	16	12	12	63	140
Capital leases (1)	1	—	—	—	—	—	1
Other purchase commitments	112	3	2	—	—	—	117

	$5,115	$1,229	$1,053	$568	$21	$432	$8,418

(1)	The table above excludes future cash payments related to interest expense. Interest payments during 2010 totaled $169 million. Interest is calculated on most of our debt obligations based on variable rates referenced to LIBOR or other short-term interest rate indices. A portion of our interest cost related to vehicle management asset-backed debt is charged to lessees pursuant to lease agreements.

(2)	Represents the contractual maturities for asset-backed debt arrangements as of December 31, 2010, except for our vehicle management asset-backed notes, where estimated payments have been used based on the expected cash inflows related to the securitized vehicle leases and related assets.

For further information about our Asset-backed debt, Unsecured debt and Mortgage securitization debt certificates, see ‘‘—Liquidity and Capital Resources—Indebtedness” and Note 11, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements.

Operating lease obligations include (i) leases for our Mortgage Production and Servicing segments in Mt.Laurel, New Jersey; Jacksonville, Florida and other smaller regional locations throughout the U.S; and (ii) leases for our Fleet Management Services segment for its headquarters office in Sparks, Maryland, office space and marketing centers in five locations in Canada and four smaller regional locations throughout the U.S.

Other purchase commitments include various commitments to purchase goods or services from specific suppliers made by us in the ordinary course of our business, including those related to capital expenditures. Other purchase commitments exclude our liability for income tax contingencies, which totaled $9 million as of December 31, 2010, since we cannot predict with reasonable certainty or reliability of the timing of cash settlements to the respective taxing authorities for these estimated contingencies. For more information regarding our liability for income tax contingencies, see Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements.

For further information about our Operating lease and Other purchase commitments, see Note 15, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

As of December 31, 2010, we had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $7.3 billion.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. We may settle the forward delivery commitments on MBS or whole loans on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. Our $21.1 billion of forward delivery commitments on MBS or whole loans as of December 31, 2010 generally will be settled within 90 days of the individual commitment date.

For further information about our commitments to fund or sell mortgage loans, see Note 7, “Derivatives” in the accompanying Notes to Consolidated Financial Statements.

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

While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees and the maximum potential amount of future payments cannot be estimated . With respect to certain guarantees, such as indemnifications of landlords against third-party claims, we maintain insurance coverage that mitigates any potential payments to be made.

We utilize committed mortgage gestation facilities as a component of our financing strategy. Certain gestation agreements are accounted for as sale transactions and result in mortgage loans and related debt that are not included in our Consolidated Balance Sheets. As of December 31, 2010, we have $1 billion of commitments under off-balance sheet gestation facilities and $420 million of these facilities were utilized.

Critical Accounting Policies and Estimates

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

Fair Value Measurements

We have an established and documented process for determining fair value measurements. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We determine fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs, and may include valuation techniques such as present value cash flow models, option-pricing models or other conventional valuation methods. In addition, when estimating the fair value of liabilities, we may use the quoted price of an identical liability when traded and as an asset and quoted prices for similar liabilities or similar liabilities when traded as assets, if available.

We use unobservable inputs when observable inputs are not available. These inputs are based upon our judgments and assumptions, which represent our assessment of the assumptions market participants would use in pricing the asset or liability, which may include assumptions about risk, counterparty credit quality and liquidity and are developed based on the best information available. The incorporation of counterparty credit risk did not have a significant impact on the valuation of our assets and liabilities recorded at fair value on a recurring basis as of December 31, 2010. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements. See “— Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a sensitivity analysis based on hypothetical changes in interest rates.

As of December 31, 2010, 55% of our Total assets were measured at fair value on a recurring basis, and 2% of our Total liabilities were measured at fair value on a recurring basis.

Approximately 72% of our assets and liabilities measured at fair value on a recurring basis were valued using primarily observable inputs. These amounts were categorized within Level Two of the valuation hierarchy as defined by ASC 820, “Fair Value Measurements and Disclosures” and are comprised of the majority of our Mortgage loans held for sale and derivative assets and liabilities.

Approximately 28% of our assets and liabilities measured at fair value on a recurring basis were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy as defined by ASC 820. Approximately 80% of our assets and liabilities categorized within Level Three of the valuation hierarchy are comprised of our Mortgage servicing rights. See “— Mortgage Servicing Rights” below.

The remainder of our assets and liabilities categorized within Level Three of the valuation hierarchy are comprised of certain non-conforming mortgage loans held for sale, interest rate lock commitments and the conversion option and purchased options associated with the 2014 Convertible Notes. Certain non-conforming mortgage loans held for sale are classified within Level Three due to the lack of observable market pricing data and the inactive market for trading such mortgage loans. The fair value of our interest rate lock commitments (“IRLCs”) is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of commitments that will result in a closed mortgage loan, which can vary based on the age of the underlying commitment and changes in mortgage interest rates. The valuation of our IRLCs approximates a whole-loan price, which includes the value of the related mortgage servicing rights. Our IRLCs are classified within Level Three of the valuation hierarchy due to the unobservable inputs used by us and the inactive market for trading such instruments. The estimated fair value of the conversion option and purchased options associated with the 2014 Convertible Notes uses an option pricing model and is primarily impacted by changes in the market price and volatility of our Common stock.

See Note 19, “Fair Value Measurements” in the accompanying Notes to Consolidated Financial Statements for additional information regarding the fair value hierarchy, our assets and liabilities carried at fair value and activity related to our Level Three financial instruments.

Mortgage Servicing Rights

The fair value of our mortgage servicing rights (“MSRs”) is estimated based upon projections of expected future cash flows. We use a third-party model as a basis to forecast prepayment rates at each monthly point for each interest rate path calculated using a probability weighted option adjusted spread (“OAS”) model. Prepayment rates used in the development of expected future cash flows are based on historical observations of prepayment behavior in similar periods, comparing current mortgage rates to the mortgage interest rate in our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of our capitalized servicing portfolio to refinance if interest rates decline and estimated levels of home equity.

We utilize an MSR committee, which consists of key members of management to approve our MSR valuation policies and ensure that the fair value of our MSRs is appropriate considering all available internal and external data. We validate assumptions used in estimating the fair value of our MSRs against a number of third-party sources, which may include peer surveys, MSR broker surveys, third-party valuations and other market-based sources. Key assumptions include prepayment rates, discount rate and volatility.

If we experience a 10% adverse change in prepayment rates, OAS and volatility, the fair value of our MSRs would be reduced by $71 million, $65 million and $24 million, respectively. These sensitivities are hypothetical and for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

Mortgage Loans Held for Sale

Mortgage loans held for sale (“MLHS”) represent mortgage loans originated or purchased by us and held until sold to secondary market investors. We elected to measure MLHS at fair value, which is intended to better reflect the underlying economics of our business, as well as eliminate the operational complexities of our risk management activities related to MLHS and applying hedge accounting.

The fair value of MLHS is estimated by utilizing either: (i) the value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk; (ii) current commitments to purchase loans; or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As of December 31, 2010, we classified Scratch and Dent (loans with origination flaws or performance issues), second-lien, certain non-conforming and construction loans within Level Three of the valuation hierarchy due to the relative illiquidity observed in the market and lack of trading activity between willing market participants. The valuation of our MLHS classified within Level Three of the valuation hierarchy is based upon either the collateral value or expected cash flows of the underlying loans using assumptions that reflect the current market conditions. When determining the value of these Level Three assets, we considered our own loss experience related to these assets, as well as discount factors that we observed when the market for these assets was active.

Goodwill

The carrying value of our Goodwill is assessed for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill is assessed for impairment by comparing the carrying value of reporting units to their fair value. Our reporting units are the Fleet Management Services segment, PHH Home Loans, the Mortgage Production segment excluding PHH Home Loans and the Mortgage Servicing segment. The fair value of reporting units may be determined using an income approach, using discounted cash flows, or a combination of an income approach and a market approach, wherein comparative market multiples are used.

The carrying value of our Goodwill was $25 million as of December 31, 2010 and is attributable entirely to our Fleet Management Services segment. See Note 4, “Goodwill and Other Intangible Assets” in the accompanying Notes to Consolidated Financial Statements.

Income Taxes

We are subject to the income tax laws of the various jurisdictions in which we operate, including U.S federal, state, local and Canadian jurisdictions. These tax laws are complex, may be subject to different interpretations, and require the use of judgment in their application.

We record income taxes in accordance with ASC 740, “Income Taxes” which requires that deferred tax assets and liabilities be recognized. Deferred taxes are recorded for the expected future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not, and are reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized.

As of December 31, 2010 and 2009, we had net deferred tax liabilities, which consisted of deferred tax assets primarily resulting from federal and state loss carryforwards and credits netted against deferred tax liabilities primarily resulting from the temporary differences created from originated Mortgage servicing rights and depreciation and amortization (primarily related to accelerated Depreciation on operating leases for tax purposes). The loss carryforwards are expected to reverse in future periods, offsetting taxable income resulting from the reversal of these temporary differences.

Based on projections of taxable income and prudent tax planning strategies available at our discretion, we determined that it is more-likely-than-not that certain deferred tax assets would be realized; however, we had valuation allowances of $54 million and $70 million as of December 31, 2010 and 2009, respectively, which primarily represent state net operating loss carryforwards that we believe that it is more likely than not that the loss carryforwards will not be realized. As of December 31, 2010 and 2009, we had no valuation allowances for deferred tax assets generated from federal net operating losses. Should a change in circumstances lead to a change in our judgments about the realization of deferred tax assets in future years, we would adjust the valuation allowances in the period that the change in circumstances occurs, along with a charge or credit to income tax expense. Significant changes to our estimates and assumptions may result in an increase or decrease to our tax expense in a subsequent period.

We record liabilities for income tax contingencies using a two-step process. We must first presume the tax position will be examined by the relevant taxing authority and determine whether it is “more likely than not” that the position will be sustained upon examination, based on its technical merits. Once an income tax position meets the “more likely than not” recognition threshold, it is then measured to determine the amount of the benefit to recognize in the financial statements.

Liabilities for income tax contingencies are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, subsequent transactions or events, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations (including interest and/or penalties), the identification of new income tax contingencies, the release of administrative tax guidance affecting our estimates of income tax liabilities or the rendering of relevant court decisions. The ultimate resolution of income tax contingency liabilities could have a significant impact on our effective income tax rate in a given financial statement period. Liabilities for income tax contingencies, including accrued interest and penalties, were $9 million and $8 million as of December 31, 2010 and 2009, respectively, and are reflected in Other liabilities in the accompanying Consolidated Balance Sheets.

Mortgage Loan Repurchase and Indemnification Liability

We have exposure to potential mortgage loan repurchase and indemnifications in our capacity as a loan originator and servicer. The estimation of the liability for probable losses related to repurchase and indemnification obligations considers both (i) specific, non-performing loans currently in foreclosure where we believe it will be required to indemnify the investor for any losses and (ii) an estimate of probable future repurchase or indemnification obligations. The liability related to specific non-performing loans is based on a loan-level analysis considering the current collateral value, estimated sales proceeds and selling cost. The liability related to probable future repurchase or indemnification obligations is estimated based upon recent and historical repurchase and indemnification trends segregated by year of origination. An estimated loss severity, based on current loss rates for similar loans, is then applied to probable repurchases and indemnifications to estimate the liability for loan repurchases and indemnifications.

The underlying trends for loan repurchases and indemnifications are volatile and there is a significant amount of uncertainly regarding our expectations of future loan repurchases and indemnifications and related loss severities. We have observed an increase in loan repurchase and indemnification requests from investors and insurers due to the deteriorating economic conditions and the related impact on mortgage loan performance. Due to the significant uncertainties surrounding these estimates related to future repurchase and indemnification requests by investors and insurers and home prices, it is possible that our exposure exceeds our mortgage loan repurchase and indemnification liability. Our estimate of the mortgage loan repurchase and indemnification liability considers the current macro-economic environment and recent repurchase trends; however, if we experience a prolonged period of higher repurchase and indemnification activity or if weakness in the housing market continues and further declines in home values occur, then our realized losses from loan repurchases and indemnifications may ultimately be in excess of our liability. Given the levels of realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of our recorded liability.

See Note 14, “Credit Risk” in the accompanying Notes to Consolidated Financial Statements for further information.

Liability for Reinsurance Losses

The liability for reinsurance losses is determined based upon an actuarial analysis of loans subject to mortgage reinsurance that considers current and projected delinquency rates, home prices and the credit characteristics of the underlying loans including credit score and loan-to-value ratios. This actuarial analysis is updated on a quarterly basis and projects the future reinsurance losses over the term of the reinsurance contract as well as the estimated incurred and incurred but not reported losses as of the end of each reporting period. In addition to the actuarial analysis, the incurred and incurred but not reported losses provided by the primary mortgage insurance companies for loans subject to reinsurance are evaluated to assess the estimate of the actuarial-based reserve. See Note 14, “Credit Risk” in the accompanying Consolidated Financial Statements for more information regarding the activity in our reinsurance liability.

As of December 31, 2010, the actuarial estimate of total losses to be incurred over the remaining term of the reinsurance contracts was $192 million, which includes losses already incurred and not yet paid. As of December 31, 2010, the reserve for reinsurance losses was $113 million and expected future premium revenue to be earned over the remaining term of the reinsurance contracts was $81 million. We believe the current reinsurance reserve, combined with expected future premium revenue, will be sufficient to cover our expected future losses.

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. Additionally, our escrow earnings on our mortgage servicing rights and our net investment in variable-rate lease assets are sensitive to changes in short-term interest rates such as LIBOR and commercial paper rates. We also are exposed to changes in short-term interest rates on certain variable rate borrowings including our mortgage warehouse asset-backed debt, vehicle management asset-backed debt and our unsecured revolving credit facility. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

Interest Rate Risk

See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in this Form 10-K for a further description of our assets and liabilities subject to interest rate risk.

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

We used December 31, 2010 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2010 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)

Mortgage assets:
Restricted investments	$4	$2	$1	$(1)	$(3)	$(5)
Mortgage loans held for sale	199	115	59	(63)	(126)	(254)
Interest rate lock commitments	193	126	68	(79)	(163)	(339)
Forward loan sale commitments	(444)	(254)	(130)	137	276	555

Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(52)	(13)	(3)	(5)	(13)	(38)
Mortgage servicing rights	(603)	(234)	(98)	82	150	249
Other assets	1	—	—	(1)	(1)	(2)

Total mortgage assets	(650)	(245)	(100)	75	133	204
Total vehicle assets	12	6	3	(3)	(6)	(12)
Interest rate contracts	(2)	(1)	(1)	1	2	4
Total liabilities	(35)	(18)	(9)	9	18	35

Total, net	$(675)	$(258)	$(107)	$82	$147	$231

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in Items 8 and 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Philadelphia, PA
February 28, 2011

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2010	2009	2008

Revenues
Mortgage fees	$291	$275	$208
Fleet management fees	157	150	163

Net fee income	448	425	371

Fleet lease income	1,370	1,441	1,585

Gain on mortgage loans, net	635	610	259

Mortgage interest income	110	89	173
Mortgage interest expense	(183)	(147)	(171)

Mortgage net finance (expense) income	(73)	(58)	2

Loan servicing income	415	431	430

Change in fair value of mortgage servicing rights	(427)	(280)	(554)
Net derivative loss related to mortgage servicing rights	—	—	(179)

Valuation adjustments related to mortgage servicing rights, net	(427)	(280)	(733)

Net loan servicing (loss) income	(12)	151	(303)

Other income	70	37	142

Net revenues	2,438	2,606	2,056

Expenses
Salaries and related expenses	497	482	440
Occupancy and other office expenses	60	59	74
Depreciation on operating leases	1,224	1,267	1,299
Fleet interest expense	91	89	162
Other depreciation and amortization	22	26	25
Other operating expenses	429	403	438
Goodwill impairment	—	—	61

Total expenses	2,323	2,326	2,499

Income (loss) before income taxes	115	280	(443)
Income tax expense (benefit)	39	107	(162)

Net income (loss)	76	173	(281)
Less: net income (loss) attributable to noncontrolling interest	28	20	(27)

Net income (loss) attributable to PHH Corporation	$48	$153	$(254)

Basic earnings (loss) per share attributable to PHH Corporation	$0.87	$2.80	$(4.68)
Diluted earnings (loss) per share attributable to PHH Corporation	$0.86	$2.77	$(4.68)

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$195	$150
Restricted cash, cash equivalents and investments (including $254 of available-for-sale securities at fair value at December 31, 2010)	531	596
Mortgage loans held for sale	4,329	1,218
Accounts receivable, net of allowance for doubtful accounts of $4 and $6	573	469
Net investment in fleet leases	3,492	3,610
Mortgage servicing rights	1,442	1,413
Property, plant and equipment, net	46	49
Goodwill	25	25
Other assets	637	593

Total assets (1)	$11,270	$8,123

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$521	$495
Debt	8,085	5,160
Deferred taxes	728	702
Other liabilities	358	262

Total liabilities (2)	9,692	6,619

Commitments and contingencies (Note 15)	—	—
EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 55,699,218 shares issued and outstanding at December 31, 2010; 54,774,639 shares issued and outstanding at December 31, 2009	1	1
Additional paid-in capital	1,069	1,056
Retained earnings	465	416
Accumulated other comprehensive income	29	19

Total PHH Corporation stockholders’ equity	1,564	1,492
Noncontrolling interest	14	12

Total equity	1,578	1,504

Total liabilities and equity	$11,270	$8,123

(1)	Our Consolidated Balance Sheet at December 31, 2010 includes the following assets of variable interest entities which can be used only to settle their obligations: Cash and cash equivalents, $47; Restricted cash, cash equivalents and investments, $241; Mortgage loans held for sale, $389; Accounts receivable, net, $64; Net investment in fleet leases, $3,356; Property, plant, and equipment, net, $1; Other assets, $82; and Total assets, $4,180.

(2)	Our Consolidated Balance Sheet at December 31, 2010 includes the following liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and Subsidiaries: Accounts payable and accrued expenses, $38; Debt, $3,367; Other liabilities, $5; and Total liabilities, $3,410.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($ in millions, except share data)

	PHH Corporation Stockholders
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity

Balance at December 31, 2007	54,078,637	$1	$972	$527	$29	$32	$1,561
Adjustments to distributions of assets and liabilities to Cendant (now known as Avis Budget Group, Inc.) related to the Spin-Off	—	—	—	4	—	—	4
Effect of adoption of ASC 820 and ASC 825, net of income taxes of $(10)	—	—	—	(14)	—	—	(14)
Comprehensive loss:
Net loss	—	—	—	(254)	—	(27)
Currency translation adjustment	—	—	—	—	(26)	—
Change in unfunded pension liability, net of income taxes of $(4)	—	—	—	—	(6)	—

Total comprehensive loss	—	—	—	(254)	(32)	(27)	(313)

Distributions to noncontrolling interest	—	—	—	—	—	(4)	(4)
Proceeds on sale of sold warrants (Note 11)	—	—	24	—	—	—	24
Reclassification of purchased options and conversion option, net of income taxes of $(1) (Note 11)	—	—	(1)	—	—	—	(1)
Stock compensation expense	—	—	11	—	—	—	11
Stock options exercised, including excess tax benefit of $0	28,765	—	1	—	—	—	1
Restricted stock award vesting, net of excess tax benefit of $0	148,892	—	(2)	—	—	—	(2)

Balance at December 31, 2008	54,256,294	$1	$1,005	$263	$(3)	$1	$1,267
Comprehensive income:
Net income	—	—	—	153	—	20
Currency translation adjustment	—	—	—	—	21	—
Change in unfunded pension liability, net of income taxes of $1	—	—	—	—	1	—

Total comprehensive income	—	—	—	153	22	20	195

Distributions to noncontrolling interest	—	—	—	—	—	(9)	(9)
Proceeds on sale of sold warrants (Note 11)	—	—	35	—	—	—	35
Stock compensation expense	—	—	13	—	—	—	13
Stock options exercised, including excess tax benefit of $0	302,760	—	4	—	—	—	4
Restricted stock award vesting, net of excess tax benefit of $0	215,585	—	(1)	—	—	—	(1)

Balance at December 31, 2009	54,774,639	$1	$1,056	$416	$19	$12	$1,504

Continued.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY  — (Continued)
($ in millions, except share data)

	PHH Corporation Stockholders
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity

Balance at December 31, 2009	54,774,639	$1	$1,056	$416	$19	$12	$1,504
Adjustments to distributions of assets and liabilities to Cendant (now known as Avis Budget Group, Inc.) related to the Spin-Off	—	—	—	1	—	—	1
Comprehensive income:
Net income	—	—	—	48	—	28
Currency translation adjustment	—	—	—	—	9	—
Unrealized gains on available-for-sale securities, net of income taxes of $0	—	—	—	—	1	—

Total comprehensive income	—	—	—	48	10	28	86

Distributions to noncontrolling interest	—	—	—	—	—	(26)	(26)
Purchase of noncontrolling interest			(1)				(1)
Stock compensation expense	—	—	8	—	—	—	8
Stock options exercised, including excess tax benefit of $0	593,429	—	10	—	—	—	10
Restricted stock award vesting, net of excess tax benefit of $0	331,150	—	(4)	—	—	—	(4)

Balance at December 31, 2010	55,669,218	$1	$1,069	$465	$29	$14	$1,578

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$76	$173	$(281)
Adjustments to reconcile Net income (loss) to net cash (used in) provided by operating activities:
Goodwill impairment charge	—	—	61
Capitalization of originated mortgage servicing rights	(456)	(496)	(328)
Net unrealized loss on mortgage servicing rights and related derivatives	427	280	733
Vehicle depreciation	1,224	1,267	1,299
Other depreciation and amortization	22	26	25
Origination of mortgage loans held for sale	(38,140)	(29,592)	(20,580)
Proceeds on sale of and payments from mortgage loans held for sale	35,496	29,930	21,252
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(614)	(638)	(190)
Deferred income tax expense (benefit)	27	123	(118)
Other adjustments and changes in other assets and liabilities, net	258	210	20

Net cash (used in) provided by operating activities	(1,680)	1,283	1,893

Cash flows from investing activities:
Investment in vehicles	(1,463)	(1,073)	(1,959)
Proceeds on sale of investment vehicles	353	418	532
Proceeds on sale of mortgage servicing rights	8	92	179
Net cash paid on derivatives related to mortgage servicing rights	—	—	(111)
Purchases of property, plant and equipment	(17)	(11)	(21)
Purchases of restricted investments	(400)	—	—
Proceeds from restricted investments	148	—	—
Decrease (increase) in Restricted cash and cash equivalents	319	18	(35)
Other, net	12	6	7

Net cash used in investing activities	(1,040)	(550)	(1,408)

Cash flows from financing activities:
Net decrease in short-term borrowings	—	—	(133)
Proceeds from borrowings	61,242	44,347	30,291
Principal payments on borrowings	(58,406)	(44,913)	(30,627)
Issuances of Company Common stock	10	4	1
Proceeds from the sale of Sold Warrants (Note 11)	—	35	24
Cash paid for Purchased Options (Note 11)	—	(66)	(51)
Cash paid for debt issuance costs	(51)	(54)	(54)
Other, net	(27)	(8)	(4)

Net cash provided by (used in) financing activities	$2,768	$(655)	$(553)

Continued.

CONSOLIDATED STATEMENTS OF CASH FLOWS  — (Continued)
($ in millions)

	Year Ended December 31,
	2010	2009	2008

Effect of changes in exchange rates on Cash and cash equivalents	$(3)	$(37)	$28

Net increase (decrease) in Cash and cash equivalents	45	41	(40)

Cash and cash equivalents at beginning of period	150	109	149
Cash and cash equivalents at end of period	$195	$150	$109

Supplemental Disclosure of Cash Flows Information:
Interest payments	$169	$164	$292
Income tax (refunds) payments, net	(9)	(21)	28

See Notes to Consolidated Financial Statements.

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

The Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries are consolidated within the Consolidated Financial Statements, and Realogy Corporation’s ownership interest is presented as a noncontrolling interest.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, which is commonly referred to as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, those related to the valuation of mortgage servicing rights, mortgage loans held for sale, other financial instruments and goodwill, the estimation of liabilities for mortgage loan repurchases and indemnifications and reinsurance losses, and the determination of certain income tax assets and liabilities and associated valuation allowances. Actual results could differ from those estimates.

Unless otherwise noted and except for share and per share data, dollar amounts presented within these Notes to Consolidated Financial Statements are in millions.

Changes In Accounting Policies

Financing Receivables. In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” an update to ASC 310. This update enhances the disclosure requirements of ASC 310 regarding the credit quality of financing receivables and the allowance for credit losses and requires entities to provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. In addition, ASU No. 2010-20 requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. The disclosure provisions of the updates to ASU 2010-20 for end of period disclosure requirements were adopted effective December 31, 2010 and were included in Note 14, “Credit Risk” and discussion below. Further updates to ASU 2010-20 relate to disclosures about activity that occurs during a reporting period, and are effective for interim and annual reporting periods beginning on or after December 15, 2010. These updates enhance the disclosure requirements for financing receivables and credit losses, but will not impact the Company’s financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfers of Financial Assets. In June 2009, the FASB updated Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” to eliminate the concept of a qualifying special-purpose entity, modify the criteria for applying sale accounting to transfers of financial assets or portions of financial assets, differentiate between the initial measurement of an interest held in connection with the transfer of an entire financial asset recognized as a sale and participating interests recognized as a sale and remove the provision allowing classification of interests received in a guaranteed mortgage securitization transaction that does not qualify as a sale as available-for-sale or trading securities. The updates to ASC 860 clarify (i) that an entity must consider all arrangements or agreements made contemporaneously or in contemplation of a transfer, (ii) the isolation analysis related to the transferor and its consolidated subsidiaries and (iii) the principle of effective control over the transferred financial asset. The updates also enhance financial statement disclosures. Revised recognition and measurement provisions are to be applied to transfers occurring on or after the effective date and the disclosure provisions are to be applied to transfers that occurred both before and after the effective date. The updates to this standard were adopted effective January 1, 2010. Except for the elimination of qualifying special-purpose entities addressed in the updates to ASC 810, “Consolidation” below, the adoption of the updates to ASC 860 did not impact the Consolidated Financial Statements.

Consolidation of Variable Interest Entities. In June 2009, the FASB updated Consolidation guidance in ASC 810 to modify certain characteristics that identify a variable interest entity (“VIE”), revise the criteria for determining the primary beneficiary of a VIE, add an additional reconsideration event to determining whether an entity is a VIE, eliminating troubled debt restructurings as an excluded reconsideration event and enhance disclosures regarding involvement with a VIE. Additionally, with the elimination of the concept of qualifying special-purpose entities (“QSPEs”) in the updates to ASC 860, entities previously considered QSPEs are now within the scope of ASC 810. Entities required to consolidate or deconsolidate a VIE will recognize a cumulative effect in retained earnings for any difference in the carrying amount of the interest recognized. The Company adopted the updates to ASC 810 effective January 1, 2010. As a result of the adoption of updates to ASC 810, assets of consolidated VIEs that can be used only to settle the obligations of the VIE and liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company are presented separately on the face of the Consolidated Balance Sheets. As a result of the updates to ASC 860 eliminating the concept of QSPEs, the Company was required to consolidate a mortgage loan securitization trust that previously met the QSPE scope exception. Upon consolidation, the fair value option of measuring the assets and liabilities of the mortgage loan securitization trust at fair value was elected under ASC 825, “Financial Instruments.” See Note 19, “Fair Value Measurements” for the transition adjustment related to the adoption of the updates to ASC 810 and ASC 860, which had no impact on Retained earnings, and Note 20, “Variable Interest Entities” for further discussion.

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board issued ASC 820, “Fair Value Measurements and Disclosures” ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also prioritizes the use of market-based assumptions, or observable inputs, over entity-specific assumptions or unobservable inputs when measuring fair value and establishes a three-level hierarchy based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date. The fair value hierarchy designates quoted prices in active markets for identical assets or liabilities at the highest level and unobservable inputs at the lowest level. (See below for additional information regarding the fair value hierarchy.) ASC 820 also nullified the guidance which required the deferral of gains and losses at the inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique.

The provisions of ASC 820 were adopted for assets and liabilities that are measured at fair value on a recurring basis effective January 1, 2008. As a result of the adoption of ASC 820 for assets and liabilities that are measured at fair value on a recurring basis, a $9 million decrease in Retained earnings was recorded as of January 1, 2008. This amount represents the transition adjustment, net of income taxes, resulting from recognizing gains and losses related to interest rate lock commitments (“IRLCs”) that were previously deferred. The fair value of IRLCs, as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined for the January 1, 2008 transition adjustment, excluded the value attributable to servicing rights, in accordance with the transition provisions of updates to ASC 815, “Derivatives and Hedging.” The fair value associated with the servicing rights is included in the fair value measurement of all written loan commitments issued after January 1, 2008.

The following table summarizes the transition adjustment at the date of adoption of ASC 820:

	Balance		Balance
	January 1, 2008	Transition	January 1, 2008
	Prior to Adoption	Adjustment	After Adoption
	(In millions)

Derivative assets	$177	$(3)	$174
Derivative liabilities	121	(12)	133
Income tax benefit		6

Cumulative-effect adjustment, net of income taxes		$(9)

In February 2008, the FASB updated ASC 820 to delay the effective date for one year for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The deferral for nonfinancial assets and nonfinancial liabilities was elected and provisions of ASC 820 were adopted for the assessment of impairment of Goodwill, other intangible assets, net investment in operating leases, net investment in off-lease vehicles, real estate owned and Property, plant and equipment, net effective January 1, 2009. The measurement of fair value for nonfinancial assets incorporates the assumptions market participants would use in pricing the asset considering its highest and best use, where available, which may differ from the intended use of such assets and related assumptions and therefore may result in a different fair value than the fair value measured on a basis prior to the application of ASC 820. There were no events or circumstances resulting in the measurement of fair value for any significant nonfinancial assets other than real estate owned during 2009 and 2010. See Note 19, “Fair Value Measurements” for additional information.

In January 2010, the FASB updated ASC 820, “Fair Value Measurements and Disclosures” to add disclosures for transfers in and out of level one and level two of the valuation hierarchy and to present separately information about purchases, sales, issuances and settlements in the reconciliation for assets and liabilities classified within level three of the valuation hierarchy. The updates to this standard also clarify existing disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Effective January 1, 2010, the disclosure provisions of the updates to ASC 820 were adopted for transfers in and out of level one and level two, level of disaggregation and inputs and valuation techniques used to measure fair value and are included in Note 19, “Fair Value Measurements”. Certain other updates to disclosures about the reconciliation of level three activity are effective for fiscal years and interim periods beginning after December 15, 2010, which will enhance the disclosure requirements and will not impact the Company’s financial position, results of operations or cash flows.

Fair Value Option. In February 2007, the FASB issued ASC 825, “Financial Instruments”. ASC 825 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. Additionally, fees and costs associated with instruments for which the Fair Value Option is elected are recognized as earned and expensed as incurred, rather than deferred. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument.

Effective January 1, 2008, the provisions of ASC 825 were adopted and upon adoption, the election was made to measure certain eligible items at fair value, including all Mortgage loans held for sale (“MLHS”) and Investment securities existing at the date of adoption. An automatic election was also made to record future MLHS and retained interests in the sale or securitization of mortgage loans at fair value. The fair value election for MLHS is intended to better reflect the underlying economics of, and eliminate the operational complexities of, risk management activities related to MLHS and applying hedge accounting pursuant to ASC 815 “Derivatives and Hedging”. The fair value election for Investment securities enables all gains and losses on the investments to be recorded through the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With the election of the Fair Value Option for MLHS, fees and costs associated with the origination and acquisition of MLHS are no longer deferred, which was the policy prior to this election. Prior to the election of the Fair Value Option, interest receivable related to MLHS was included in Accounts receivable, net in the Consolidated Balance Sheets; however, subsequent to the election, interest receivable is recorded as a component of the fair value of the underlying MLHS and is included in Mortgage loans held for sale in the Consolidated Balance Sheet. Investment securities were classified as either available-for-sale or trading securities or hybrid financial instruments prior to the election of the Fair Value Option for these securities. The recognition of unrealized gains and losses in earnings related to investments classified as trading securities and hybrid financial instruments is consistent with the recognition prior to the election of the Fair Value Option. However, prior to this election, available-for-sale securities were carried at fair value with unrealized gains and losses reported net of income taxes as a separate component of Equity. Unrealized gains or losses included in Equity as of January 1, 2008, prior to the election of the Fair Value Option, were not significant. As a result of the election of the Fair Value Option, a $5 million decrease in Retained earnings was recorded as of January 1, 2008, which represents the transition adjustment, net of income taxes, resulting from the recognition of fees and costs, net associated with the origination and acquisition of MLHS that were previously deferred. See Note 19, “Fair Value Measurements” for additional information.

The following table summarizes the transition adjustment at the date of adoption of ASC 825:

	Balance		Balance
	January 1, 2008	Transition	January 1, 2008
	Prior to Adoption	Adjustment	After Adoption

Mortgage loans held for sale	$1,564	$(4)	$1,560
Accounts receivable, net	686	(5)	681
Income tax benefit		4

Cumulative-effect adjustment, net of income taxes		$(5)

Written Loan Commitments. In November 2007, the Securities and Exchange Commission (the “SEC”) issued updates to ASC 815 “Derivatives and Hedging”. Updates to ASC 815 express the view of the SEC staff that, consistent with the guidance in ASC 860, “Transfers and Servicing” and ASC 825, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Updates to ASC 815 also retain the view of the SEC staff that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The provisions of updates to ASC 815 were adopted effective January 1, 2008. Updates to ASC 815 require prospective application to derivative loan commitments issued or modified after the date of adoption. Upon adoption of updates to ASC 815 on January 1, 2008, the expected net future cash flows related to the servicing of mortgage loans associated with IRLCs issued from the adoption date forward are included in the fair value measurement of the IRLCs at the date of issuance. Prior to the adoption of updates to ASC 815, the net future cash flows related to the servicing of mortgage loans associated with the IRLCs were not included in their fair value. This change in accounting policy results in the recognition of earnings on the date the IRLCs are issued rather than when the mortgage loans are sold or securitized. Pursuant to the transition provisions of updates to ASC 815, a benefit to Gain on mortgage loans, net was recognized in the Consolidated Statement of Operations for the year ended December 31, 2008 of approximately $30 million, as the value attributable to servicing rights related to IRLCs as of January 1, 2008 was excluded from the transition adjustment for the adoption of ASC 820.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Receivables. In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Trouble Debt Restructurings in Update No. 2010-20”, an update to ASC 310, “Receivables”. Under the existing effective date in ASU No. 2010-20, companies would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this update temporarily defer that effective date, enabling public entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring. This amendment does not defer the effective date of the other disclosure requirements in ASU No. 2010-20 as discussed above. This update is effective immediately. The Company does not expect the adoption of ASU No. 2011-01 to have an impact on the Consolidated Financial Statements.

Goodwill. In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”, an update to ASC 350, “Intangibles—Goodwill and Other”. ASC 350 requires that entities perform a two-step test when evaluating goodwill impairment by first assessing whether the carrying value of the reporting unit exceeds the fair value (Step 1) and, if it does, perform additional procedures to determine if goodwill has been impaired (Step 2). This update amends ASC 350 to require entities performing the goodwill impairment test to perform Step 2 of the test for reporting units with zero or negative carrying amounts if it is more likely than not that a goodwill impairment exists based on qualitative considerations. ASU No. 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU No. 2010-28 to have an impact on the Consolidated Financial Statements.

Business Combinations. In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”, an update to ASC 805, “Business Combinations”. This update amends ASC 805 to require a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro-forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2010-29 to have a significant impact on the Consolidated Financial Statements.

Revenue Recognition. In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Arrangements”, an update to ASC 605, “Revenue Recognition”. This update amends ASC 605 for how to determine whether an arrangement involving multiple deliverables (i) contains more than one unit of accounting and (ii) how the arrangement consideration should be measured and allocated to the separate units of accounting. ASU No. 2009-13 is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting ASU No. 2009-13.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Mortgage Production. Mortgage production includes the origination and sale of residential mortgage loans. Mortgage loans are originated through various channels, including relationships with financial institutions, real estate brokerage firms, and corporate clients. The Company also purchases mortgage loans originated by third party financial institutions. Mortgage fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings. Fee income consists of amounts earned related to application and underwriting fees, fees on cancelled loans and appraisal and other income generated by the appraisal services business. Fee income also consists of amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from private-label mortgage outsourcing activities.

Gain on mortgage loans, net includes the realized and unrealized gains and losses on Mortgage loans held for sale, as well as the changes in fair value of all loan-related derivatives, including interest rate lock commitments and freestanding loan-related derivatives.

Originated mortgage loans are principally sold directly to government-sponsored entities and other investors. Each type of mortgage loan transfer is evaluated for sales treatment through a review that includes both an accounting and a legal analysis to determine whether or not the transferred assets have been isolated from the transferor. To the extent the transfer of assets qualifies as a sale, the asset is derecognized and the gain or loss is recorded on the sale date. In the event the transfer of assets does not qualify as a sale, the transfer would be treated as a secured borrowing.

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

Mortgage Servicing. Mortgage servicing involves the servicing of residential mortgage loans on behalf of the investor. Loan servicing income represents recurring servicing and other ancillary fees earned for servicing mortgage loans owned by investors as well as net reinsurance income or loss resulting from mortgage reinsurance contracts. Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance on such loans, or the difference between the weighted-average yield received on the mortgage loans and the amount paid to the investor, less guaranty fees, expenses associated with business relationships and interest on curtailments. Loan servicing income is receivable only out of interest collected from mortgagors, and is recorded as income when collected. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected. Costs associated with loan servicing are charged to expense as incurred.

Fleet Management and Leasing. Fleet management services are provided to corporate clients and government agencies and include management and leasing of vehicles and other fee-based services for clients’ vehicle fleets. Vehicles are leased primarily to corporate fleet users under open-end operating and direct financing lease arrangements where the client bears substantially all of the vehicle’s residual value risk. The lease term under the open-end lease agreements provides for a minimum lease term of 12 months and after the minimum term, the leases may be continued at the lessees’ election for successive monthly renewals. In limited circumstances, vehicles are leased under closed-end leases where the Company bears all of the vehicle’s residual value risk. Gains or losses on the sales of vehicles under closed-end leases are recorded in Other income in the period of sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease revenues for operating leases, which contain a depreciation component, an interest component and a management fee component, are recognized over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Lease revenues for direct financing leases contain an interest component and a management fee component. The interest component is recognized using the effective interest method over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Direct finance leases are placed on non-accrual status when it is determined that the value of past due lease receivables will not be recoverable.

The interest component of lease revenue is determined in accordance with the pricing supplement to the respective lease agreement. The interest component of lease revenue is generally calculated on a variable-rate basis that fluctuates in accordance with changes in the variable-rate index; however, in certain circumstances, the lease may contain a fixed rate that would remain constant for the life of the lease. The depreciation component of lease revenue is based on the straight-line depreciation of the vehicle over its expected lease term. The management fee component of lease revenue is recognized on a straight-line basis over the life of the lease.

Revenue for other fleet management services is recognized as earned when such services are provided to the lessee. These services include fuel cards, accident management services and maintenance services, and revenue for these services based on a negotiated percentage of the purchase price for the underlying products or services provided by certain third-party suppliers and is recognized when the service is provided by the supplier.

An allowance for uncollectible receivables is recorded when it becomes probable, based on the age of outstanding receivables, that the receivables will not be collected. For clients that file for bankruptcy protection, pre-petition balances are fully reserved and post-petition balances are reserved if the leases are rejected from the bankruptcy petition or if the client enters into liquidation.

Certain truck and equipment leases are originated with the intention of syndicating to banks and other financial institutions. When operating leases are sold, the underlying assets are transferred and any rights to the leases and their future leasing revenues are assigned to the banks or financial institutions. Upon the transfer and assignment of the rights associated with the operating leases, the proceeds from the sale are recorded as revenue and an expense for the undepreciated cost of the asset sold is recognized. Upon the sale or transfer of rights to direct financing leases, the net gain or loss is recorded in Other income. Under certain of these sales agreements, a portion of residual risk in connection with the fair value of the asset at lease termination is retained and a liability is recorded for the retention of this risk.

Income Taxes

The Company is subject to the income tax laws of the various jurisdictions in which it operates, including U.S federal, state, local and Canadian jurisdictions. Consolidated federal and state income tax returns are filed.

Income tax expense consists of two components: current and deferred. Current tax expense represents the amount of taxes currently payable to or receivable from a taxing authority plus amounts accrued for income tax contingencies (including tax, penalty and interest). Deferred tax expense generally represents the net change in the deferred tax asset or liability balance during the year plus any change in the valuation allowance. Income tax expense excludes the tax effects related to adjustments recorded to Accumulated other comprehensive income (loss) as well as the tax effects of cumulative effects of changes in accounting principles. Interest and penalties related to income tax contingencies are recognized in Income tax expense (benefit) in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are determined using the balance sheet method. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Deferred tax assets and liabilities are regularly reviewed to assess their potential realization and to establish a valuation allowance when it is “more likely than not” that some portion will not be realized. Generally, any change in the valuation allowance is recorded in income tax expense; however, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded concurrently through Goodwill rather than Income tax expense (benefit).

The Company must presume that an uncertain income tax position will be examined by the relevant taxing authority and must determine whether it is more likely than not that the position will be sustained upon examination based on its technical merit. An uncertain income tax position that meets the “more likely than not” recognition threshold is then measured to determine the amount of the benefit to recognize in the financial statements. A liability is recorded for the amount of the unrecognized income tax benefit included in: (i) previously filed income tax returns and (ii) financial results expected to be included in income tax returns to be filed for periods through the date of the Consolidated Financial Statements.

Cash and Cash Equivalents

Marketable securities with original maturities of three months or less are included in Cash and cash equivalents.

Restricted Cash, Cash Equivalents and Investments

Restricted cash, cash equivalents and investments primarily relates to (i) amounts specifically designated to purchase assets, repay debt and/or provide over-collateralization within asset-backed debt arrangements, (ii) funds collected and held for pending mortgage closings and (iii) accounts held in trust for the capital fund requirements of and potential claims related to mortgage reinsurance activities.

Restricted cash and cash equivalents include marketable securities with original maturities of three months or less. Restricted investments are recorded at fair value and classified as available-for-sale.

Mortgage Loans Held for Sale

Mortgage loans held for sale represent loans originated or purchased and held until sold to secondary market investors. Mortgage loans are typically warehoused for a period of up to 60 days after origination or purchase before sale into the secondary market. The servicing rights and servicing obligations of mortgage loans are generally retained upon sale in the secondary market.

Mortgage loans held for sale are measured at fair value on a recurring basis.

Net Investment in Fleet Leases

Net investment in fleet leases includes vehicles under operating leases and direct financing lease receivables, as well as vehicles that are in transit awaiting delivery to clients or sale. From time to time, certain direct financing lease funding structures are utilized, which include the receipt of substantial lease prepayments for lease originations by the Canadian fleet management operations.

Vehicles under operating leases are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is recorded net of incentives and allowances from vehicle manufacturers. Leased vehicles are depreciated on a straight-line basis over a term that generally ranges from 3 to 6 years. Direct finance leases are stated at the net present value of future expected cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An allowance for uncollectible lease receivables is recorded as a reduction to Net investment in fleet leases when it is determined that the value of past due lease receivables will not be recoverable upon sale of the underlying asset. The exposure to losses typically arises from clients that file for bankruptcy protection, as pre-petition receivables are fully reserved and post-petition balances are reserved if the leases are rejected from the bankruptcy petition or if the client enters into liquidation. Charge offs are recorded after the leased vehicles have been disposed and final shortfall has been determined.

Mortgage Servicing Rights

A mortgage servicing right is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering the mortgage loan servicing portfolio. Mortgage servicing rights are created through either the direct purchase of servicing from a third party or through the sale of an originated mortgage loan. Residential mortgage loans represent the single class of servicing rights which are measured at fair value on a recurring basis.

The initial value of capitalized mortgage servicing rights is recorded as an addition to Mortgage servicing rights in the Consolidated Balance Sheets and within Gain on mortgage loans, net in the Consolidated Statements of Operations. Valuation changes adjust the carrying amount of Mortgage servicing rights in the Consolidated Balance Sheets and are recognized in Change in fair value of mortgage servicing rights in the Consolidated Statements of Operations.

Property, Plant and Equipment

Property, plant and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of Other depreciation and amortization in the Consolidated Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of Other depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Estimated useful lives are 30 years for buildings and range from 3 to 5 years for capitalized software, 1 to 20 years for leasehold improvements and 3 to 10 years for furniture, fixtures and equipment.

Internal software development costs are capitalized during the application development stage. The costs capitalized relate to external direct costs of materials and services and employee costs related to the time spent on the project during the capitalization period. Capitalized software is evaluated for impairment annually or when changing circumstances indicate that amounts capitalized may be impaired. Impaired items are written down to their estimated fair values at the date of evaluation.

Goodwill and Other Intangible Assets

The carrying value of Goodwill and indefinite-lived intangible assets is assessed for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill is assessed for impairment by comparing the carrying value of reporting units to their fair value. The Company’s reporting units are the Fleet Management Services segment, PHH Home Loans, the Mortgage Production segment excluding PHH Home Loans and the Mortgage Servicing segment. The fair value of reporting units may be determined using an income approach, discounted cash flows or a combination of an income approach and a market approach, wherein comparative market multiples are used.

Indefinite-lived intangible assets are comprised entirely of trademarks for all periods presented. Fair value of trademarks is determined by discounting cash flows determined from applying a hypothetical royalty rate to projected revenues associated with these trademarks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Amortizable intangible assets included on the Consolidated Balance Sheets consist primarily of customer lists that are amortized on a straight-line basis over a 20-year period.

Costs to renew or extend recognized intangible assets are expensed as the costs are incurred.

Derivative Instruments

Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates. As a matter of policy, derivatives are not used for speculative purposes. Derivative instruments that are measured at fair value on a recurring basis are included in Other assets or Other liabilities in the Consolidated Balance Sheets.

Fair Value

A three-level valuation hierarchy is used to classify inputs into the measurement of assets and liabilities at fair value. The valuation hierarchy is based upon the relative reliability and availability to market participants of inputs for the valuation of an asset or liability as of the measurement date. When the valuation technique used in determining fair value of an asset or liability utilizes inputs from different levels of the hierarchy, the level within which the measurement in its entirety is categorized is based upon the lowest level input that is significant to the measurement in its entirety. The valuation hierarchy consists of the following levels:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loan Repurchase and Indemnification Liability

The Company has exposure to potential mortgage loan repurchase and indemnifications in its capacity as a loan originator and servicer. The estimation of the liability for probable losses related to repurchase and indemnification obligations considers both (i) specific, non-performing loans currently in foreclosure where the Company believes it will be required to indemnify the investor for any losses and (ii) an estimate of probable future repurchase or indemnification obligations. The liability related to specific non-performing loans is based on a loan-level analysis considering the current collateral value, estimated sales proceeds and selling cost. The liability related to probable future repurchase or indemnification obligations is estimated based upon recent and historical repurchase and indemnification trends segregated by year of origination. An estimated loss severity, based on current loss rates for similar loans, is then applied to probable repurchases and indemnifications to estimate the liability for loan repurchases and indemnifications. The liability for mortgage loan repurchases and indemnifications is included within Other Liabilities in the Consolidated Balance Sheets.

Liability for Reinsurance Losses

The liability for reinsurance losses is determined based upon an actuarial analysis of loans subject to mortgage reinsurance that considers current and projected delinquency rates, home prices and the credit characteristics of the underlying loans including credit score and loan-to-value ratios. This actuarial analysis is updated on a quarterly basis and projects the future reinsurance losses over the term of the reinsurance contract as well as the estimated incurred and incurred but not reported losses as of the end of each reporting period. In addition to the actuarial analysis, the incurred and incurred but not reported losses provided by the primary mortgage insurance companies for loans subject to reinsurance are evaluated to assess the estimate of the actuarial-based reserve. The liability for reinsurance losses is included within Other Liabilities in the Consolidated Balance Sheets.

Custodial Accounts

The Company has a fiduciary responsibility for servicing accounts related to customer escrow funds and custodial funds due to investors aggregating approximately $3.0 billion and $2.3 billion as of December 31, 2010 and 2009, respectively. These funds are maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in the Consolidated Balance Sheets. The Company receives certain benefits from these deposits, as allowable under federal and state laws and regulations. Income earned on these escrow accounts is recorded in Mortgage interest income in the Consolidated Statements of Operations.

Subsequent Events

Subsequent events are evaluated through the date of filing with the Securities and Exchange Commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2010 and 2009, the weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes: (i) approximately 0.4 million and 2.8 million, respectively, of outstanding stock-based compensation awards as their inclusion would be anti-dilutive; (ii) the assumed conversion of the 2012 Convertible Notes and related purchased options and sold warrants as their inclusion would be anti-dilutive; (iii) sold warrants related to the Company’s 2014 Convertible Notes as their inclusion would be anti-dilutive; and (iv) the 2014 Convertible Notes and related purchased options as they are currently to be settled only in cash. The Convertible Notes are further discussed in Note 11, “Debt and Borrowing Arrangements.”

For the year ended December 31, 2008, the weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes: (i) approximately 4.2 million of outstanding stock-based compensation awards, as their inclusion would be anti-dilutive and (ii) the assumed conversion of the 2012 Convertible Notes and related purchased options and sold warrants as their inclusion would be anti-dilutive.

The following table summarizes the calculations of basic and diluted earnings (loss) per share attributable to PHH Corporation for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In millions, except share and per share data)

Net income (loss) attributable to PHH Corporation	$48	$153	$(254)

Weighted-average common shares outstanding — basic	55,480,388	54,625,178	54,284,089
Effect of potentially dilutive securities:
Stock options	150,832	49,143	—
Restricted stock units	586,044	541,113	—

Weighted-average common shares outstanding — diluted	56,217,264	55,215,434	54,284,089

Basic earnings (loss) per share attributable to PHH Corporation	$0.87	$2.80	$(4.68)
Diluted earnings (loss) per share attributable to PHH Corporation	$0.86	$2.77	$(4.68)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Restricted Cash, Cash Equivalents and Investments

The following table summarizes Restricted cash, cash equivalents and investment balances:

	December 31,
	2010	2009
	(In millions)

Restricted cash and cash equivalents	$277	$596
Restricted investments, at fair value	254	—

Restricted cash, cash equivalents and investments	$531	$596

During the year ended December 31, 2010, the restricted cash related to our reinsurance activities was invested in certain debt securities as permitted under its reinsurance agreements. These investments remain in trust for capital fund requirements and potential reinsurance losses, as summarized in the following table:

	December 31, 2010
					Weighted-
					Average
	Amortized	Fair	Unrealized	Unrealized	Remaining
	Cost	Value	Gains	Losses	Maturity
	(In millions)

Restricted investments classified as available-for-sale:
Corporate securities	$71	$71	$—	$—	30 mos.
Agency securities (1)	106	107	1	—	26 mos.
Government securities	76	76	—	—	28 mos.

Total available-for-sale securities	$253	$254	$1	$—	27 mos.

(1)	Represents bonds and notes issued by various agencies including, but not limited to, Fannie Mae, Freddie Mac and Federal Home Loan Banks.

During the year ended December 31, 2010, the amount of realized gains and losses from the sale of available-for-sale securities was not significant. There were no available-for-sale securities outstanding during the year ended or as of December 31, 2009.

4.	Goodwill and Other Intangible Assets

Goodwill and Intangible assets are recorded within the Fleet Management Services segment and consisted of:

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)

Amortized Intangible Assets:
Other Assets:
Customer lists	$40	$20	$20	$40	$18	$22
Other	13	12	1	13	12	1

	$53	$32	$21	$53	$30	$23

Unamortized Intangible Assets:
Goodwill	$25			$25
Other Assets:
Trademarks	15			15

	$40			$40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to deteriorating market conditions, the Company assessed the carrying value of Goodwill for each of the reporting units as of September 30, 2008 and determined that there was an indication of impairment of Goodwill associated with its PHH Home Loans reporting unit, which is included in the Mortgage Production segment. A valuation of PHH Home Loans was performed as of September 30, 2008 utilizing a discounted cash flow approach with its most recent short-term projections and long-term outlook for the business and the industry. This valuation, and the related allocation of fair value to the assets and liabilities of the reporting unit, indicated that the entire amount of Goodwill related to the PHH Home Loans reporting unit was impaired. The primary cause of the impairment was the continued weakness in the housing market, coupled with continued adverse conditions in the mortgage market during the year ended December 31, 2008.

During the year ended December 31, 2008, a non-cash charge for Goodwill impairment of $61 million was recorded ($56 million, net of a $5 million income tax benefit) and Net loss attributable to noncontrolling interest included an impairment charge of $30 million. The Goodwill impairment impacted Net loss attributable to PHH Corporation for the year ended December 31, 2008 by $26 million.

Amortization expense included within Other depreciation and amortization relating to intangible assets was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Customer lists	$2	$2	$2
Other	—	—	1

	$2	$2	$3

Based on the amortizable intangible assets as of December 31, 2010, estimated future amortization expense is expected to approximate $2 million for each of the next five fiscal years.

5.	Mortgage Servicing Rights

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the servicing portfolio associated with loans subserviced for others. The total servicing portfolio, including loans subserviced for others was $166.1 billion, $151.5 billion, and $149.8 billion as of December 31, 2010, 2009 and 2008, respectively. Mortgage servicing rights (“MSRs”) recorded in the Consolidated Balance Sheets are related to the capitalized servicing portfolio, and are created either through the direct purchase of servicing from a third party, or through the sale of an originated loan.

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Unpaid principal balance of loans included in capitalized portfolio:
Balance, beginning of period	$127,700	$129,078	$126,540
Additions	32,940	27,739	20,156
Payoffs, sales and curtailments	(25,887)	(29,117)	(17,618)

Balance, end of period	$134,753	$127,700	$129,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in capitalized MSRs consisted of:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Mortgage Servicing Rights:
Balance, beginning of period	$1,413	$1,282	$1,502
Additions	456	497	334
Changes in fair value due to:
Realization of expected cash flows	(261)	(391)	(267)
Changes in market inputs or assumptions used in the valuation model	(166)	111	(287)
Sales	—	(86)	—

Balance, end of period	$1,442	$1,413	$1,282

The value of MSRs is driven by the net positive cash flows associated with servicing activities. These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue. Contractually specified servicing fees, late fees and other ancillary servicing revenue were recorded within Loan servicing income as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Net service fee revenue	$401	$422	$431
Late fees	20	18	20
Other ancillary servicing revenue (1)	45	40	23

(1)	Includes a $3 million gain on the sale of excess servicing during the year ended December 31, 2009.

As of December 31, 2010 and 2009, the MSRs had a weighted-average life of approximately 5.7 years and 5.3 years, respectively. Approximately 70% of the MSRs associated with the loan servicing portfolio were restricted from sale without prior approval from private-label clients or investors as of both December 31, 2010 and 2009.

The following summarizes certain information regarding the initial and ending capitalization rates of the MSRs:

	Year Ended December 31,
	2010	2009

Initial capitalization rate of additions to MSRs	1.39%	1.79%
Weighted-average servicing fee of additions to MSRs (in basis points)	30	33

	December 31,
	2010	2009

Capitalized servicing rate	1.07%	1.11%
Capitalized servicing multiple	3.5	3.6
Weighted-average servicing fee (in basis points)	30	31

See Note 19, “Fair Value Measurements” for additional information regarding the valuation of MSRs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Mortgage Loan Sales

Residential mortgage loans are sold through one of the following methods: (i) sales to Fannie Mae and Freddie Mac and loan sales to other investors guaranteed by Ginnie Mae (collectively “GSEs”), or (ii) sales to private investors. During the year ended December 31, 2010, 95% of mortgage loan sales were to the GSEs and the remaining 5% were sold to private investors.

The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: servicing rights and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests). The Company is exposed to interest rate risks through its continuing involvement with mortgage loans sold, including mortgage servicing rights and other retained interests, as the value of those instruments fluctuate as changes in interest rates impact borrower prepayments on the underlying mortgage loans. (See Note 7, “Derivatives” for additional information regarding interest rate risk.) The Company did not retain any interests from sales or securitizations other than mortgage servicing rights during the years ended December 31, 2010 and 2009.

During the year ended December 31, 2010, mortgage servicing rights were retained on approximately 95% of mortgage loans sold. Conforming conventional loans serviced are sold or securitized through Fannie Mae or Freddie Mac programs. Such servicing is generally performed on a non-recourse basis, whereby foreclosure losses are the responsibility of Fannie Mae or Freddie Mac. Government loans serviced are generally sold or securitized through Ginnie Mae programs and are either insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veteran Affairs. Additionally, non-conforming mortgage loans are serviced for various private investors on a non-recourse basis. See Note 5, “Mortgage Servicing Rights” for further information related to the capitalized servicing portfolio and mortgage servicing rights.

A majority of mortgage loans are sold on a non-recourse basis; however, representations and warranties have been made that are customary for loan sale transactions, including eligibility characteristics of the mortgage loans and underwriting responsibilities, in connection with the sales of these assets. See Note 14, “Credit Risk” for a further description of representation and warranty obligations.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Proceeds from new loan sales or securitizations	$33,756	$28,000	$19,049
Servicing fees received (1)	401	422	431
Other cash flows received on retained interests (2)	1	4	12
Purchases of delinquent or foreclosed loans (3)	(61)	(65)	(79)
Servicing advances (4)	(1,455)	(1,085)	(735)
Repayment of servicing advances	1,398	1,050	678

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Represents cash flows received on retained interests other than servicing fees.

(3)	Excludes indemnification payments to investors and insurers of the related mortgage loans.

(4)	As of December 31, 2010 and 2009, outstanding servicing advance receivables of $187 million and $141 million, respectively, were included in Accounts receivable, net.

During the years ended December 31, 2010, 2009, and 2008, pre-tax gains of $666 million, $582 million, and $233 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Derivatives

The Company did not have any derivative instruments designated as hedging instruments as of and during the years ended December 31, 2010 or 2009. The following is a description of the risk management policies related to interest rate lock commitments, Mortgage loans held for sale, Mortgage servicing rights, debt and foreign exchange risk.

Market Risk

The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. The Company also has exposure to LIBOR due to its impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in variable-rate lease assets. From time to time various financial instruments are used to manage and reduce this risk, including swap contracts, forward delivery commitments on mortgage-backed securities or whole loans, futures and options contracts.

Interest Rate Lock Commitments. Interest rate lock commitments (“IRLCs”) represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the IRLC through the loan funding date or expiration date. The loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Forward delivery commitments on mortgage-backed securities or whole loans and options on forward contracts are used to manage the interest rate and price risk. Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. See Note 19, “Fair Value Measurements” for further discussion regarding IRLCs.

Mortgage Loans Held for Sale. The Company is subject to interest rate and price risk on Mortgage loans held for sale from the loan funding date until the date the loan is sold into the secondary market. Mortgage forward delivery commitments on mortgage-backed securities or whole loans are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Forward delivery commitments may not be available for all products that the Company originates; therefore, a combination of derivative instruments, including forward delivery commitments for similar products may be used to minimize the interest rate and price risk. See Note 19, “Fair Value Measurements” for additional information regarding mortgage loans and related forward delivery commitments.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) are subject to substantial interest rate risk as the mortgage notes underlying the servicing rights permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. The amount and composition of derivatives used, if any, will depend on the exposure to loss of value on the MSRs, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. This serves as an economic hedge of the MSRs, which provides a benefit when increased borrower refinancing activity results in higher production volumes, which would partially offset declines in the value of the MSRs thereby reducing the need to use derivatives. The benefit of this economic hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, this benefit may not be realized under certain circumstances regardless of the change in interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and during the years ended December 31, 2010 and 2009, there were no derivatives used to offset potential adverse changes in the fair value of MSRs that could affect reported earnings.

During the year ended December 31, 2008, a combination of derivative instruments were used to offset potential adverse changes in the fair value of MSRs. These derivatives were freestanding derivatives and were not designated in a hedge relationship, and included interest rate swap contracts, interest rate futures contracts, interest rate forward contracts, mortgage forward contracts, options on forward contracts, options on futures contracts, options on swap contracts and principal-only swaps. During the year ended December 31, 2008, the Company assessed the composition of the capitalized mortgage loan servicing portfolio and its relative sensitivity to refinance if interest rates decline, the cost of hedging and the anticipated effectiveness of the hedge given the economic environment. Based on that assessment, the Company made the decision to close out substantially all of its derivatives related to MSRs during the three months ended September 30, 2008. For the year ended December 31, 2008, changes in fair value of MSR-related derivatives were recorded in Net derivative (loss) gain related to mortgage servicing rights.

Debt. The Company may use various hedging strategies and derivative financial instruments to create a desired mix of fixed- and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies may include swaps and interest rate caps. To more closely match the characteristics of the related assets, including the net investment in variable-rate lease assets, either variable-rate debt or fixed-rate debt is issued, which may be swapped to variable LIBOR-based rates.

In conjunction with the issuance of the 2014 Convertible Notes the conversion option (derivative liability) and purchased options (derivative asset) were issued, each of which are indexed to the Company’s Common stock. The conversion option and purchased options are recognized in Other liabilities and Other assets, respectively, with the offsetting changes in their fair value recognized in Mortgage interest expense. The conversion option allowed the Company to reduce the coupon rate of the 2014 Convertible Notes and the associated semiannual interest payments. The purchased options and sold warrants are intended to reduce the potential dilution to the Company’s Common stock upon conversion of the 2014 Convertible Notes and generally have the effect of increasing the conversion price from $25.805 to $34.74 per share. See Note 11, “Debt and Borrowing Arrangements” for further discussion regarding the 2014 Convertible Notes and the related conversion option, purchased options and sold warrants.

Foreign Exchange Risk

The Company also has exposure to foreign exchange risk through: (i) our investment in our Canadian operations; (ii) any U.S. dollar borrowing arrangements we may enter into to fund Canadian dollar denominated leases and operations; and (iii) through any foreign exchange forward contracts that we may enter into. Currency swap agreements are used to manage such risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Activity

Derivative instruments are recorded in Other assets and Other liabilities in the Consolidated Balance Sheets. The following table presents the balances of outstanding derivative amounts on a gross basis, prior to the application of counterparty and collateral netting:

	December 31, 2010				December 31, 2009
	Asset	Liability			Asset	Liability
	Derivatives	Derivatives	Notional		Derivatives	Derivatives	Notional
	(In millions)

Interest rate lock commitments	$42	$46	$7,328		$31	$5	$4,441
Forward delivery commitments:(1)
Not subject to master netting arrangements	61	14	4,703		44	9	3,976
Subject to master netting arrangements(2)	248	68	16,438		34	4	2,898
Interest rate contracts	4	—	653		8	—	911
Convertible note-related agreements	54	54	—	(3)	37	37	—	(3)
Foreign exchange contracts	—	—	30		—	2	285

Gross derivative assets and liabilities	409	182			154	57

Netting adjustments:
Offsetting receivables/payables	(241)	(241)			(4)	(4)
Cash collateral paid (received)	—	190			(6)	(1)

Net fair value of derivative instruments	$168	$131			$144	$52

(1)	The net notional amount of Forward delivery commitments is $10.3 billion and $4.2 billion as of December, 31 2010 and 2009, respectively.

(2)	Represents derivative instruments that are executed with the same counterparties and subject to master netting arrangements. Forward delivery commitments subject to netting shown above were presented in the Balance sheets as follows:

	December 31, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(In millions)

Other Assets	$10	$3	$34	$4
Other Liabilities	238	65	—	—

Total	$248	$68	$34	$4

(3)	The notional amount of the derivative instruments related to the issuance of the 2014 Convertible Notes represents 9.6881 million shares of the Company’s Common stock as of December 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gains (losses) recorded in the Consolidated Statement of Operations for derivative instruments:

	Statement of
	Operations	December 31,
	Presentation	2010	2009
		(In millions)

Interest rate lock commitments	Gain on mortgage loans, net	$1,212	$667
Option contracts	Gain on mortgage loans, net	(26)	—
Forward delivery commitments	Gain on mortgage loans, net	(132)	(30)
Interest rate contracts	Fleet interest expense	(6)	(3)
Foreign exchange contracts	Fleet interest expense	(11)	(41)

Total derivative instruments		$1,037	$593

8.	Vehicle Leasing Activities

The components of Net investment in fleet leases were as follows:

	December 31,
	2010	2009
	(In millions)

Operating Leases:
Vehicles under open-end operating leases	$7,601	$7,446
Vehicles under closed-end operating leases	208	263

Vehicles under operating leases	7,809	7,709
Less: Accumulated depreciation	(4,671)	(4,382)

Net investment in operating leases	3,138	3,327

Direct Financing Leases:
Lease payments receivable	106	121
Less: Unearned income	(3)	(4)

Net investment in direct financing leases	103	117

Off-Lease Vehicles:
Vehicles not yet subject to a lease	248	164
Vehicles held for sale	7	9
Less: Accumulated depreciation	(4)	(7)

Net investment in off-lease vehicles	251	166

Net investment in fleet leases	$3,492	$3,610

	December 31,
	2010	2009

Vehicles under open-end leases	97%	95%
Vehicles under closed-end leases	3%	5%
Vehicles under variable-rate leases	80%	76%
Vehicles under fixed-rate leases	20%	24%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the future minimum lease payments to be received as of December 31, 2010. Amounts presented include the monthly payments for the unexpired portion of the minimum lease term, which is 12 months under open-end lease agreements, and the residual value guaranteed by the lessee during the minimum lease term. The interest component included in future minimum payments is based on the rate in effect at the inception of each lease.

	Future Minimum
	Lease Payments
		Direct
	Operating	Financing
	Leases	Leases
	(In millions)

2011	$891	$63
2012	39	6
2013	29	5
2014	19	2
2015	10	1
Thereafter	3	3

	$991	$80

For variable-rate leases, changes in interest rates subsequent to the inception are used to calculate contingent rentals which are recorded in Fleet lease income in the Consolidated Statement of Operations. Contingent rentals from operating leases were not significant for the year ended December 31, 2010 and were $(9) million and $(16) million for the years ended December 31, 2009 and 2008, respectively. Contingent rentals from direct financing leases were not significant.

9.	Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of:

	December 31,
	2010	2009
	(In millions)

Furniture, fixtures and equipment	$76	$76
Capitalized software	118	119
Building and leasehold improvements	10	10

	204	205
Less: Accumulated depreciation and amortization	(158)	(156)

	$46	$49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,
	2010	2009
	(In millions)

Accounts payable	$278	$264
Repurchase eligible loans (1)	134	139
Accrued payroll and benefits	42	58
Accrued interest	37	20
Other	30	14

	$521	$495

(1)	Repurchase eligible loans represent sold mortgage loans that are held by investors where the Company has the right, but not the obligation, to repurchase the loan. Corresponding assets related to the loan balances of $134 million and $139 million are recorded within Other Assets in the Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.

11.	Debt and Borrowing Arrangements

The following table summarizes the components of indebtedness:

	December 31, 2010		December 31, 2009
		Weighted-		Weighted-
		Average		Average
	Balance	Interest Rate(1)	Balance	Interest Rate(1)
	(In millions)

Term notes, in amortization	$1,167	2.2%	$657	2.0%
Term notes, in revolving period	989	2.0%	2,202	2.0%
Variable funding notes	871	1.9%	—	—
Other	39	5.1%	33	5.4%

Total Vehicle Management Asset-Backed Debt	3,066		2,892

Committed warehouse facilities	2,419	2.1%	622	3.0%
Uncommitted warehouse facilities	1,290	1.2%	330	1.0%
Servicing advance facility	68	2.8%	44	2.7%

Total Mortgage Asset-Backed Debt	3,777		996

Term notes	782	8.1%	439	7.2%
Convertible notes	430	4.0%	401	4.0%
Credit facilities	—	—	432	1.0%

Total Unsecured Debt	1,212		1,272

Mortgage Loan Securitization Debt Certificates, at Fair Value (2)	30	7.0%	—	—

Total Debt	$8,085		$5,160

(1)	Represents the weighted-average stated interest rate of the facilities as of the respective date. Facilities are variable-rate, except for the Term Notes, Convertible Notes, and Mortgage Loan Securitization Debt Certificates which are fixed-rate.

(2)	Mortgage Loan Securitization Debt Certificates were consolidated with securitized mortgage loans as a result of the adoption of updates to ASC 810. (See Note 1, “Summary of Significant Accounting Policies” for additional information). As of December 31, 2010, the balance of the securitized mortgage loans was $42 million and was included in Other Assets in the Consolidated Balance Sheet. Cash flows of the loans support payment of the debt certificates and creditors of the securitization trust do not have recourse to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets held as collateral that are not available to pay the Company’s general obligations as of December 31, 2010 consisted of:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed
	Debt	Debt
	(In millions)

Restricted cash and cash equivalents	$241	$—
Accounts receivable	50	80
Mortgage loans held for sale	—	3,891
Net investment in fleet leases	3,351	—

Total	$3,642	$3,971

The following table provides the contractual debt maturities as of December 31, 2010:

	Vehicle	Mortgage		Mortgage Loan
	Asset	Asset		Securitization
	Backed	Backed	Unsecured	Debt
	Debt(1)	Debt	Debt	Certificates	Total
	(In millions)

Within one year	$1,197	$3,777	$—	$9	$4,983
Between one and two years	950	—	250	8	1,208
Between two and three years	607	—	421	7	1,035
Between three and four years	306	—	250	—	556
Between four and five years	9	—	—	—	9
Thereafter	2	—	358	9	369

	$3,071	$3,777	$1,279	$33	$8,160

(1)	Maturities of vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets.

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. Capacity under asset-backed funding arrangements may be further limited by the asset eligibility requirements. Available capacity under committed asset-backed debt arrangements and unsecured credit facilities as of December 31, 2010 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)

Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$989	$989	$—
Variable funding notes	1,301	871	430
Mortgage Asset-Backed Debt:
Committed warehouse facilities	2,825	2,419	406
Servicing advance facility	120	68	52
Unsecured Committed Credit Facilities(1)	810	17	793

(1)	Utilized capacity reflects $17 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Consolidated Balance Sheet.

The capacity of our Unsecured committed credit facilities was reduced to $525 million as of January 6, 2011 upon the expiration of certain commitments as discussed below. Capacity for Mortgage-asset backed debt shown above does not reflect $750 million not drawn under uncommitted warehouse facilities.

The fair value of debt was $8.2 billion and $5.1 billion as of December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by a wholly owned subsidiary, Chesapeake Funding LLC, to support the acquisition of vehicles by the Fleet Management Services segment’s U.S. leasing operations and debt issued by the consolidated special purpose trust, Fleet Leasing Receivables Trust (“FLRT”), our Canadian special purpose trust, used to finance leases originated by the Canadian fleet operation. Vehicle-management asset-backed debt structures may provide creditors an interest in: (i) a pool of master leases or a pool of specific leases; (ii) the related vehicles under lease; and/or (iii) the related receivables billed to clients for the monthly collection of lease payments and ancillary service revenues (such as fuel and maintenance services). This interest is generally granted to a specific series of note holders either on a pro-rata basis relative to their share of the total outstanding debt issued through the facility or through a direct interest in a specific pool of leases. Repayment of the obligations of the facilities is non-recourse to the Company and is sourced from the monthly cash flow generated by lease payments and ancillary service payments made under the terms of the related master lease contracts.

Vehicle management asset-backed debt includes Asset-backed term notes, which provide a fixed funding amount at the time of issuance, or Asset-backed Variable-funding notes under which the committed capacity may be drawn upon as needed during a commitment period, which is typically 364 days in duration. The available capacity under Variable-funding notes may be used to fund future amortization of other Vehicle-management asset-backed debt or to fund growth in Net investment in fleet leases during the term of the commitment.

As with the Asset-backed Variable-funding notes, certain Asset-backed term notes may contain provisions that allow the outstanding debt to revolve for specified periods of time. During these revolving periods, the monthly collection of lease payments allocable to each outstanding series creates availability to fund the acquisition of vehicles and/or equipment to be leased to customers. Upon expiration of the revolving period, the repayment of principal commences, and the notes begin amortizing monthly with the allocation of lease payments until the notes are paid in full. During the amortization period, the monthly collection of lease payments allocable to the series in amortization must be used to make repayments on each series of the notes through the earlier of (i) 125 months following the commencement of the amortization period, or (ii) when the respective series of notes are paid in full. The repayments are allocated to each series of amortizing notes based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the amortization period. The amount of monthly lease collections allocated to the repayment of principal on amortizing notes is calculated after the payment of interest, servicing fees, administrator fees and servicer advance reimbursements.

Term notes

On January 27, 2010, FLRT entered into the 2010-1 indenture supplement to finance a fixed pool of eligible lease assets in Canada, pursuant to which $359 million of Asset-backed term notes have been issued. The notes were issued as amortizing and four of the five subclasses were denominated in Canadian dollars with the remaining subclass denominated in U.S. dollars.

As of December 31, 2010, Term Notes outstanding that are revolving in accordance with their terms are Chesapeake Series 2009-2 and 2009-3. Expiration dates of Term Notes in their revolving period range from February 17, 2011 to October 20, 2011.

As of December 31, 2010, Term Notes outstanding that are amortizing in accordance with their terms are Chesapeake Series 2009-1 and 2009-4 and the FLRT Series 2010-1. Final repayment dates of Term Notes in their amortization period range from October 2012 to December 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable-funding notes

As of December 31, 2010, Variable Funding Notes outstanding include the FLRT Series 2010-2 and Chesapeake Series 2010-1.

On August 31, 2010, FLRT entered into the Series 2010-2 indenture supplement pursuant to which $243 million in aggregate principal amount of notes may be issued under commitments provided by lenders to finance eligible fleet lease assets in Canada. On that date, $134 million of senior asset-backed notes were issued and used to pay down amounts outstanding under the Amended Credit Facility. In October 2010, the committed aggregate principal amount of the notes was increased to $301 million. The Company has the ability to issue additional notes up to the commitment amount until the scheduled expiration date. Commitments under the Series 2010-2 indenture supplement are scheduled to expire on August 30, 2011, but are renewable subject to agreement by the parties. These notes were denominated in Canadian dollars and were issued as amortizing.

On June 1, 2010, Chesapeake entered into the Series 2010-1 Indenture Supplement pursuant to which $1.0 billion in aggregate principal amount of variable funding notes may be issued under commitments provided by a syndicate of lenders. On that date, $500 million of notes were issued and used to repay the remaining outstanding balance of an outstanding series of variable funding notes, increase borrowings relative to the pool of eligible lease assets and fund certain other fees and costs in connection with the issuance of the Series 2010-1 variable funding notes. The Company has the ability to draw up to the $1.0 billion commitment amount, collateralized by eligible assets, to fund the ongoing borrowing needs of the U.S. leasing operations. As of December 31, 2010, commitments under the Series 2010-1 Indenture Supplement are scheduled to expire on May 31, 2011, but are renewable subject to agreement by the parties. If the scheduled expiration date of the commitments is not extended, the notes’ amortization period will begin.

Mortgage Asset-Backed Debt

Mortgage asset-backed debt primarily represents variable-rate mortgage warehouse facilities to support the origination of mortgage loans, which provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the facility during the warehouse period. Repayment of the facilities typically comes from the sale or securitization of the loans into the secondary mortgage market. These facilities are typically 364-day facilities, and the range of maturity dates for committed facilities as of December 31, 2010 is March 30, 2011 to March 31, 2012

Committed Warehouse Facilities

As of December 31, 2010, the Company has outstanding committed mortgage warehouse facilities with the Royal Bank of Scotland, plc, Credit Suisse First Boston Capital LLC, Ally Bank, Bank of America, and Fannie Mae.

On December 16, 2010, the Company entered into a $1 billion committed facility with Fannie Mae.

On October 14, 2010, a $200 million committed 364-day variable-rate mortgage repurchase facility was entered into with Bank of America pursuant to a master repurchase agreement and certain related agreements.

On June 25, 2010, the variable-rate committed mortgage warehouse facility with the Royal Bank of Scotland, plc, was amended to reduce the committed capacity from $1.5 billion to $800 million, and was extended to June 24, 2011, among other provisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 26, 2010, the Company entered into two committed 364-day variable-rate mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital, LLC pursuant to master repurchase agreements. The facilities consist of a $350 million facility and a $150 million facility entered into by PHH Mortgage and PHH Home Loans, LLC and its subsidiaries, respectively. Effective December 17, 2010, the committed amount of the CSFB PHH Home Loans repurchase facility was increased to $325 million.

On April 8, 2010, PHH Home Loans entered into a $150 million 356-day variable-rate committed mortgage repurchase facility with Ally Bank pursuant to a master repurchase agreement and certain related agreements.

Uncommitted Warehouse Facilities

As of December 31, 2010, the Company has outstanding uncommitted mortgage repurchase facilities with Fannie Mae and Bank of America.

The variable-rate uncommitted facilities with Fannie Mae have total capacity of up to $3.0 billion as of December 31, 2010; available capacity under these uncommitted facilities may be reduced by certain amounts outstanding under the committed facility with Fannie Mae.

Servicing Advance Facility

As of December 31, 2010, the Company has a committed facility with FNMA that provides for the early reimbursement of certain servicing advances made on behalf of FNMA.

Unsecured Debt

Term Notes

On August 11, 2010, the Company issued $350 million in aggregate principal amount of 9 1/4% Senior Notes due in 2016 under an indenture with The Bank of New York Mellon, as trustee. The notes were subsequently registered under a public registration statement. The proceeds of the issuance were primarily used to pay down the outstanding balance of the Amended Credit Facility.

Term notes also include $425 million of Medium-term notes that were publicly issued under an indenture dated as of November 6, 2000 by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A, as amended and supplemented. The effective interest rate of the Medium-term notes, which includes the accretion of the discount and issuance costs, was 7.2% as of both December 31, 2010 and 2009.

Credit Facilities

Credit facilities primarily represents an Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On June 25, 2010, the Amended Credit Facility was further amended to reduce the capacity of the facility from $1.3 billion to $805 million. Certain lenders consented to amendments (the “Extending Lenders”) which extended the termination date of $525 million of commitments from January 6, 2011 to February 29, 2012. Provided certain conditions are met, the Company may extend the commitments of the Extending Lenders for an additional year at its request. Capacity of this facility was reduced to $525 million on January 6, 2011 upon the termination of the commitments related to certain lenders that did not consent to the extension.

As of December 31, 2010, there were no outstanding amounts borrowed under the Amended Credit Facility. The interest rate of commitments of the facility ranged from 1.1% to 5.5% as of December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes

On April 2, 2008, a private offering of 2012 Convertible Notes was completed to certain qualified institutional buyers with an aggregate principal amount of $250 million and a maturity date of April 15, 2012.

On September 29, 2009, a private offering of 2014 Convertible Notes was completed to certain qualified institutional buyers with an aggregate principal balance of $250 million and a maturity date of September 1, 2014.

The Convertible Notes are senior unsecured obligations, which rank equally with all existing and future senior debt of the Company. The 2012 and 2014 Convertible Notes are governed by indentures dated April 2, 2008 and September 29, 2009, respectively, with The Bank of New York Mellon, as trustee and bear interest at 4.0% per year, payable semiannually in arrears in cash. In connection with the issuance of the convertible notes due in 2014 and 2012, an original issue discount and issuance costs were recognized of $74 million and $60 million, respectively, which are being accreted to Mortgage interest expense in the Consolidated Statements of Operations. The carrying amount of the notes is net of the unamortized discount of $70 million and $99 million, as of December 31, 2010 and 2009 respectively. The weighted-average effective rate of the convertible notes, which includes the accretion of the discount and issuance costs, is 12.7% as of December 31, 2010 and 2009.

Under the 2014 and 2012 Convertible Note Indentures, holders may convert all or any portion of the convertible notes at any time (i) in the event of the occurrence of certain triggering events related to the price of the Convertible Notes, the price of the Company’s Common stock or certain corporate events or (ii) from, and including, March 1, 2014 and October 15, 2011, respectively, through the third business day immediately preceding their maturity on September 1, 2014 and April 15, 2012, respectively.

Upon conversion of the 2012 notes, the Company will deliver the principal portion in cash and, if the conversion price calculated for each business day over a period of 60 consecutive business days exceeds the principal amount (the “Conversion Premium”), shares of its Common stock or cash for the Conversion Premium. The 2014 notes currently may only be settled in cash upon conversion, as discussed further below. Subject to certain exceptions, the holders of the Convertible Notes may require the Company to repurchase all or a portion of their Convertible Notes upon a fundamental change, as defined under the convertible notes indentures. The Company will generally be required to increase the conversion rate for holders that elect to convert their Convertible Notes in connection with a make-whole fundamental change. In addition, the conversion rate may be adjusted upon the occurrence of certain events. The Company may not redeem the 2014 Convertible Notes or the 2012 Convertible Notes prior to their maturity on September 1, 2014 and April 15, 2012, respectively.

In connection with the issuance of the convertible notes, the Company entered into hedging transactions with respect to the Conversion Premium (or, purchased options) and warrant transactions whereby the Company sold warrants to acquire, subject to certain anti-dilution adjustments, shares of its Common stock. The purchased options and sold warrants are intended to reduce the potential dilution of the Company’s Common stock upon conversion. These transactions generally have the effect of increasing the conversion price for the 2014 notes to $34.74 per share from $25.805 (based on the initial conversion rate of 38.7522 shares per $1,000 principal amount of the notes) and for the 2012 notes to $27.20 per share from $20.50 (based on the initial conversion rate of 48.7805 shares per $1,000 principal amount).

The New York Stock Exchange regulations require stockholder approval prior to the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares of common stock. Unless and until stockholder approval to exceed this limitation is obtained, the conversion of the 2014 notes will be settled entirely in cash. Based on these settlement terms, the Company determined that at the time of issuance of the 2014 Convertible Notes, the related conversion option and purchased options did not meet all the criteria for equity classification. The conversion option and purchased options associated with the 2014 notes are recognized as a derivative and are presented in Other liabilities and Other assets, respectively, with the offsetting changes in their fair value recognized in Mortgage interest expense in the Consolidated Financial Statements. See Note 7, “Derivatives” in these Notes to Consolidated Financial Statements for additional information regarding the conversion option and purchased options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010 and 2009, the sold warrants associated with the 2014 and 2012 notes and the conversion option and purchased options associated with the 2012 notes met all the criteria for equity classification because they are all indexed to the Company’s stock. As such, these derivative instruments are recorded within Additional paid-in capital and have no impact on the Consolidated Statements of Operations.

There were no conversions of the Convertible Notes during the years ended December 31, 2010 and 2009.

Debt Covenants

Certain debt arrangements require the maintenance of certain financial ratios and contain affirmative and negative covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of the Company and its material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions.

Among other covenants, the Amended Credit Facility, the RBS repurchase facility, the CSFB Mortgage repurchase facility and the Bank of America repurchase facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 6.5:1. The Senior Note indenture requires that the Company maintain a debt to tangible equity ratio not greater than 8.5:1 on the last day of each fiscal quarter. The Medium-term note indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1.

The Amended Credit Facility and the Bank of America repurchase facility require the Company to maintain a minimum of $1.0 billion in committed mortgage repurchase or warehouse facilities, with no more than $500 million of gestation facilities included towards the minimum, excluding the uncommitted facilities provided by Fannie Mae. In addition, the RBS repurchase facility and the CSFB Mortgage repurchase facility require PHH Mortgage Corporation to maintain a minimum of $2.5 billion and $2.0 billion in mortgage repurchase or warehouse facilities, respectively, comprised of the uncommitted facilities provided by Fannie Mae and any committed mortgage repurchase or warehouse facility, including the respective facility.

At December 31, 2010, the Company was in compliance with all of its financial covenants related to its debt arrangements.

Under certain of the Company’s financing, servicing, hedging and related agreements and instruments, the lenders or trustees have the right to notify the Company if they believe it has breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, the Company believes it would have various periods in which to cure certain of such events of default. If it does not cure the events of default or obtain necessary waivers within the required time periods, the maturity of some of its debt could be accelerated and its ability to incur additional indebtedness could be restricted. In addition, an event of default or acceleration under certain agreements and instruments would trigger cross-default provisions under certain of its other agreements and instruments.

See Note 16, “Stock-Related Matters” in these Notes to Consolidated Financial Statements for information regarding restrictions on the Company’s ability to pay dividends pursuant to certain debt arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Pension and Other Post Employment Benefits

Defined Contribution Savings Plans.  The Company and PHH Home Loans sponsor separate defined contribution savings plans that provide certain eligible employees an opportunity to accumulate funds for retirement. Contributions of participating employees are matched on the basis specified by these plans. The cost for contributions to these plans was $9 million, $9 million and $13 million during the years ended December 31, 2010, 2009 and 2008, respectively and are included in Salaries and related expenses in the Consolidated Statements of Operations.

Defined Benefit Pension Plan and Other Employee Benefit Plan.  The Company sponsors a domestic non-contributory defined benefit pension plan, which covers certain eligible employees. Benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. In addition, a post employment benefits plan is maintained for retiree health and welfare for certain eligible employees. Both the defined benefit pension plan and the other post employment benefits plan are frozen plans, wherein the plans only accrue additional benefits for a very limited number of employees.

The measurement date for all benefit obligations and plan assets is December 31. The following table provides benefit obligations, plan assets and the funded status of the plans:

			Other Post Employment
	Pension Benefits		Benefits
	2010	2009	2010	2009

Benefit obligation — December 31	$38	$34	$2	$2
Fair value of plan assets — December 31	31	27	—	—

Unfunded status	(7)	(7)	(2)	(2)
Unfunded pension liability recorded in Accumulated other comprehensive income (loss):
Net loss	13	12	—	—
Transition obligation	—	—	—	—

Net amount recognized — December 31	$6	$5	$(2)	$(2)

During the years ended December 31, 2010, 2009 and 2008, both the net periodic benefit cost related to the defined benefit pension plan and the expense recorded for the other post employment benefits plan were not significant.

As of December 31, 2010, future expected benefit payments to be made from the defined benefit pension plan’s assets, which reflect expected future service, were $1 million in the year ending December 31, 2011, $2 million in the years ending December 31, 2012 through 2015 and $11 million for the five years ending December 31, 2020.

The Company’s policy is to contribute amounts to the defined benefit pension plan sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts at the discretion of the Company. Contributions of $1 million and $2 million were made to the plan during the years ended December 31, 2010 and 2009, respectively. An estimate of the expected contributions to the defined benefit pension plan is between $1 million and $2 million for the year ending December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Income Taxes

The following table summarizes Income tax expense (benefit):

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Current:
Federal	$—	$(28)	$(24)
State	7	1	(14)
Foreign	5	11	7
Income Tax Contingencies:
Change in income tax contingencies	—	—	(11)
Interest and penalties	1	—	(2)

Total current income tax expense	13	(16)	(44)

Deferred:
Federal	27	109	(123)
State	—	20	6
Foreign	(1)	(6)	(1)

Total deferred income tax expense	26	123	(118)

Income tax expense (benefit):	$39	$107	$(162)

The following table summarizes Income (loss) before income taxes:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Domestic operations	$102	$265	$(465)
Foreign operations	13	15	22

Income (loss) before income taxes	$115	$280	$(443)

No provision has been made for federal deferred taxes on approximately $100 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2010 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized federal deferred tax liability for unremitted earnings is not practicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities represent the basis differences between assets and liabilities measured for financial reporting versus for income-tax return purposes. The following table summarizes the significant components of deferred tax assets and liabilities:

	December 31,
	2010	2009
	(In millions)

Deferred tax assets:
Accrued liabilities, provisions for losses and deferred income	$69	$60
Federal loss carryforwards and credits	271	171
State loss carryforwards and credits	55	69
Alternative minimum tax credit carryforward	24	24
Other	10	10

Gross Deferred tax assets	429	334
Valuation allowance	(54)	(70)

Deferred tax assets, net of valuation allowance	375	264

Deferred tax liabilities:
Originated mortgage servicing rights	397	390
Purchased mortgage servicing rights	66	43
Depreciation and amortization	640	533

Deferred tax liabilities	1,103	966

Net deferred tax liability	$728	$702

The deferred tax assets valuation allowance primarily relates to federal and state loss carryforwards. The valuation allowance will be reduced when and if it is determined that it is more likely than not that all or a portion of the deferred tax assets will be realized. The federal and state loss carryforwards will expire from 2013 to 2030 and from 2011 to 2030, respectively.

The total alternative minimum tax credit of $24 million is not subject to limitations, and primarily consists of credits of $23 million existing at the time of the spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.) that are available to the Company. As of December 31, 2010, it has been determined that all alternative minimum tax carryforwards can be utilized in future years; therefore, no reserve or valuation allowance has been recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income taxes differ from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Income (loss) before income taxes	$115	$280	$(443)
Statutory federal income tax rate	(35)%	(35)%	(35)%

Income taxes computed at statutory federal rate	$40	$98	$(155)
State and local income taxes, net of federal tax benefits	6	15	(22)
Liabilities for income tax contingencies	1	—	(2)
Changes in state apportionment factors	—	2	(3)
Changes in valuation allowance	2	1	5
Non-deductible portion of Goodwill impairment	—	—	7
Noncontrolling interest (1)	(11)	(9)	10
Other	1	—	(2)

Income tax expense (benefit)	$39	$107	$(162)

Effective tax rate	33.7%	38.3%	(36.6)%

(1)	Represents Realogy Corporation’s portion of income taxes related to the income or loss attributable to PHH Home Loans.

Significant items that impact the effective tax rate include:

State and local income taxes, net of federal tax benefits.  The impact to the effective tax rate from State and local income taxes primarily represents the volatility in the pre-tax income or loss, as well as the mix of income and loss from the operations by entity and state income tax jurisdiction. The effective state tax rate has stayed consistent for the tax years ended 2010, 2009 and 2008.

Changes in valuation allowance.  The impact to the effective tax rate from Changes in valuation allowance primarily represents loss carryforwards generated during the year for which the Company believes it is more likely than not that the amounts will not be realized. For the years ended December 31, 2010, 2009 and 2008, the significant differences in the change in valuation allowance were primarily driven by the volatility in tax losses generated in each period. Specific to tax year ended December 31, 2008, the valuation allowance was reduced by $9 million as a result of the receipt of approval from the IRS in April 2008 regarding an accounting method change.

Noncontrolling interest.  The impact to the effective tax rate from noncontrolling interest primarily represents the impact of PHH Home Loans’ election to report as a partnership for federal and state income tax purposes, whereby, the tax expense is reported by the individual LLC members. Accordingly, the Company’s income tax expense (benefit) includes only its proportionate share of the income tax related to the income or loss generated by PHH Home Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in the liability for unrecognized income tax benefits (including the liability for potential payment of interest and penalties) consisted of:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Balance, beginning of period	$8	$8	$22
Activity related to the IRS Method Change(1)	—	—	(20)
Activity related to tax positions taken during the current year	1	—	—
Activity related to tax positions taken during prior years	—	—	6

Balance, end of period	$9	$8	$8

(1)	A net increase to the Benefit from income taxes of $11 million was recorded for the year ended December 31, 2008 as a result of recording the effect of an accounting method change that was approved by the IRS.

As of December 31, 2010, 2009 and 2008, the effective income tax rate would be positively impacted by the favorable resolution of income tax contingencies or reductions in valuation allowances of approximately $11 million, $10 million and $10 million, respectively.

It is expected that the amount of unrecognized income tax benefits will change in the next twelve months primarily due to activity in future reporting periods related to income tax positions taken during prior years. This change may be material; however, the impact of these unrecognized income tax benefits cannot be projected on the results of operations or financial position for future reporting periods due to the volatility of market and other factors.

The estimated liability for the potential payment of interest and penalties included in the liability for unrecognized income tax benefits was $1 million as December 31, 2010 and was not significant as of December 31, 2009.

On February 1, 2005, the Company began operating as an independent, publicly traded company pursuant to the Spin-Off. The Company became a consolidated income tax filer with the IRS and certain state jurisdictions subsequent to the Spin-Off. All federal and certain state income tax filings prior thereto were part of Cendant Corporation’s consolidated income tax filing group and the Company is indemnified subject to the Amended Tax Sharing Agreement. See Note 15, “Commitments and Contingencies” for a description of the resolution of tax contingencies related to the Spin-Off.

As of December 31, 2010, foreign and state income tax filings were subject to examination for periods including and subsequent to 2004, dependent upon jurisdiction.

The Company and its subsidiaries are currently undergoing an IRS audit for the tax years ended December 31, 2006, 2007 and 2008.

14.	Credit Risk

The Company is subject to the following forms of credit risk:

•	Consumer credit risk - through mortgage banking activities as a result of originating and servicing residential mortgage loans

•	Commercial credit risk - through fleet management and leasing activities

•	Counterparty credit risk - through derivative transactions, sales agreements and various mortgage loan origination and servicing agreements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is primarily related to advances on mortgage loans serviced, trade accounts receivable from fleet management and leasing activities and receivables from loan production activities. As of December 31, 2010 and 2009, Accounts receivable, net consisted of:

	December 31,
	2010	2009
	(In millions)

Fleet management trade receivables	$312	$255
Mortgage servicing advances	186	141
Other	79	79

Accounts receivable, gross	577	475
Allowance for doubtful accounts	(4)	(6)

Accounts receivable, net	$573	$469

Consumer Credit Risk

The Company is not subject to the majority of the risks inherent in maintaining a mortgage loan portfolio because loans are not held for investment purposes and are generally sold to investors within 60 days of origination. The majority of mortgage loans sales are on a non-recourse basis; however, the Company has exposure in certain circumstances in its capacity as a loan originator and servicer to loan repurchases and indemnifications through representation and warranty provisions. Additionally, the Company has exposure through its reinsurance agreements that are inactive and in runoff.

Loan performance is an indicator of the inherent risk associated with our origination and servicing activities. In limited circumstances, the Company has exposure to possible losses on loans within the servicing portfolio due to loan repurchases and indemnifications, as further discussed below. The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	December 31,
	2010	2009

	(In millions)

Loan Servicing Portfolio Composition:
Owned	$140,160	$129,663
Subserviced	25,915	21,818

Total servicing portfolio	$166,075	$151,481

Conventional loans	$136,261	$129,840
Government loans	23,100	14,872
Home equity lines of credit	6,714	6,769

Total servicing portfolio	$166,075	$151,481

Weighted-average interest rate	4.9%	5.3%

	December 31,
	2010		2009
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

Portfolio Delinquency(1)
30 days	2.36%	2.01%	2.57%	2.26%
60 days	0.67%	0.60%	0.73%	0.69%
90 or more days	1.21%	1.27%	1.62%	1.73%

Total delinquency	4.24%	3.88%	4.92%	4.68%

Foreclosure/real estate owned (2)	2.30%	2.37%	2.18%	2.32%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)	As of December 31, 2010 and 2009, there were 18,554 and 16,553 of loans in foreclosure with unpaid principal balances of $3.3 billion and $2.9 billion, respectively.

Foreclosure Related Reserves

Representations and warranties are provided to purchasers and insurers on a significant portion of loans sold and are assumed on purchased mortgage servicing rights. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan or indemnify the purchaser, and any loss on the mortgage loan may be borne by the Company. If there is no breach of a representation and warranty provision, there is no obligation to repurchase the loan or indemnify the investor against loss. In limited circumstances, the full risk of loss on loans sold is retained to the extent the liquidation of the underlying collateral is insufficient. In some instances where the Company has purchased loans from third parties, it may have the ability to recover the loss from the third party.

Foreclosure-related reserves are maintained for the liabilities for probable losses related to repurchase and indemnification obligations and related to on-balance sheet loans in foreclosure and real estate owned. A summary of the activity in foreclosure-related reserves is as follows:

	Year Ended
	December 31,
	2010	2009
	(In millions)

Balance, beginning of period	$86	$81
Realized foreclosure losses (1)	(63)	(73)
Increase in reserves due to:
Changes in assumptions	74	70
New loan sales	14	8

Balance, end of period	$111	$86

(1)	Realized foreclosure losses for the year ended December 31, 2009 include an $11 million settlement with an individual investor for all future potential repurchase liabilities.

Foreclosure related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum exposure to representation and warranty provisions exceeds the amount of loans in the capitalized portfolio of $134.8 billion; however, the range of total possible losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties. Approximately $210 million of loans sold as of December 31, 2010 have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 15% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of December 31, 2010 and December 31, 2009, liabilities for probable losses related to repurchase and indemnification obligations of $74 million and $51 million, respectively, are included in Other liabilities in the Consolidated Balance Sheets. In determining our liability, the Company considers both: (i) specific non-performing loans that are currently in foreclosure where the Company believes it will be required to indemnify the investor for any losses and (ii) an estimate of probable future repurchase or indemnification obligations. The liability related to specific non-performing loans is based on a loan-level analysis considering the current collateral value, estimated sales proceeds and selling cost. The liability related to probable future repurchase or indemnification obligations is estimated based upon recent and historical repurchase and indemnification trends segregated by year of origination. The Company has not adjusted our reserve methodology as a result

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of recent industry concerns regarding improper mortgage loan and foreclosure documentation, or regarding a higher focus on foreclosure reviews as there is no evidence that we will experience a higher risk of repurchases as a result of these trends. An estimated loss severity, based on current loss rates for similar loans, is then applied to probable repurchases and indemnifications to estimate the liability for loan repurchases and indemnifications.

Mortgage Loans in Foreclosure and Real Estate Owned

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances.

Real estate owned, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell.

The carrying values of the mortgage loans in foreclosure and real estate owned are recorded within Other Assets on the Consolidated Balance Sheets as follows:

	December 31,
	2010	2009
	(In millions)

Mortgage loans in foreclosure	$128	$113
Allowance for probable losses	(22)	(20)

Mortgage loans in foreclosure, net	$106	$93

Real Estate Owned	$54	$51
Adjustment to estimated net realizable value	(15)	(15)

Real Estate Owned, net	$39	$36

Mortgage Reinsurance

The Company has exposure to consumer credit risk through losses from two contracts with primary mortgage insurance companies, that are inactive and in runoff. The Company’s exposure to losses through these reinsurance contracts is based on mortgage loans pooled by year of origination.

As of December 31, 2010, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 5 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers.

The Company is required to hold securities in trust related to this potential obligation, which were $266 million, included in Restricted cash, cash equivalents and investments in the Consolidated Balance Sheet as of December 31, 2010. The amount of securities held in trust is contractually specified in the reinsurance agreements and is based on the original risk assumed under the contracts and the incurred losses to date.

The unpaid reinsurance losses outstanding as of December 31, 2010 were $7 million. As of December 31, 2010, $113 million was included in Other liabilities in the Consolidated Balance Sheet for incurred and incurred but not reported losses associated with mortgage reinsurance activities, which was determined on an undiscounted basis. The reinsurance-related reserves are determined based upon an actuarial analysis of loans subject to mortgage reinsurance that considers current and projected delinquency rates, home prices and the credit characteristics of the underlying loans including credit score and loan-to-value ratios. This actuarial analysis is updated on a quarterly basis and projects the future reinsurance losses over the term of the reinsurance contract as well as the estimated incurred and incurred but not reported losses as of the end of each reporting period. In addition to the actuarial analysis, the incurred and incurred but not reported losses provided by the primary mortgage insurance companies for loans subject to reinsurance are evaluated to assess the estimate of the actuarial-based reserve.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in reinsurance-related reserves is as follows:

	Year Ended
	December 31,
	2010	2009
	(In millions)

Balance, beginning of period	$108	$83
Realized reinsurance losses(1)	(38)	(10)
Increase in liability for reinsurance losses	43	35

Balance, end of period	$113	$108

(1)	Realized reinsurance losses for the year ended December 31, 2009 include a $7 million payment associated with the termination of reinsurance agreements.

Commercial Credit Risk

The Company is exposed to commercial credit risk for its clients under the vehicle lease and fleet management service agreements. Such risk is managed through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements generally allow the Company to refuse any additional orders upon the occurrence of certain credit events; however, the obligation remains for all leased vehicle units under contract at that time. The fleet management service agreements can generally be terminated upon 30 days written notice. As of December 31, 2010 and 2009, there were no significant client concentrations related to vehicle leases or fleet management service agreements.

Vehicle leases are primarily classified as operating leases; however, certain leases are classified as direct financing leases and recorded within Net investment in fleet leases in the Consolidated Balance Sheets as more fully described below. During the year ended December 31, 2010, $51 million of direct financing leases were sold. The following table summarizes the status of direct financing leases and related receivables:

December 31,
2010
(In millions)

Current amount	$85
30-59 days	4
60-89 days	3
Greater than 90 days(1)	19

Direct financing lease receivables, gross(2)	111
Allowance for credit losses	(3)

Direct financing lease receivables, net(3)	$108

(1)	Direct financing leases greater than 90 days that are still accruing are $16 million as of December 31, 2010.

(2)	Direct financing leases on non-accrual status were $3 million as of December 31, 2010.

(3)	Includes amounts related to the current billings of direct financing leases, which are recorded within Accounts receivable, net in the Consolidated Balance Sheets.

The portion of direct financing leases from Net investment in fleet leases is included in the table above based on the most aged monthly lease billing of each lessee. Historical credit losses for receivables related to vehicle leasing and fleet management services have not been significant. Receivables are charged-off after leased vehicles have been disposed and final shortfall has been determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Counterparty Credit Risk

Counterparty credit risk exposure includes risk of non-performance by counterparties to various agreements and sales transactions. Such risk is managed by evaluating the financial position and creditworthiness of such counterparties and/or requiring collateral, typically cash, in derivative and financing transactions. The Company attempts to mitigate counterparty credit risk associated with derivative contracts by monitoring the amount for which it is at risk with each counterparty to such contracts, requiring collateral posting, typically cash, above established credit limits, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing the risk among multiple counterparties.

As of December 31, 2010, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties with respect to derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to a diverse client base. With the exception of the financing provided to customers of the mortgage business, collateral or other security is not normally required to support credit sales.

During the year ended December 31, 2010, approximately 27% of mortgage loan originations were derived from relationship with Realogy and its affiliates and Merrill Lynch and Charles Schwab accounted for approximately 15% and 11%, respectively, of our mortgage loan originations. The insolvency or inability for Realogy, Merrill Lynch or Charles Schwab to perform their obligations under their respective agreements could have a negative impact on the Company’s financial position and results of operations.

15.	Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Commitments

The Company is committed to making rental payments under noncancelable operating leases related to various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2010 were as follows:

Future Minimum
Lease Payments
(In millions)

2011	$19
2012	18
2013	16
2014	12
2015	12
Thereafter	63

$140

Commitments under capital leases as of December 31, 2010 and 2009 were not significant. Rental expense of $24 million, $21 million and $32 million was incurred during the years ended December 31, 2010, 2009 and 2008, respectively and are included in Occupancy and other office expenses in the Consolidated Statements of Operations. Rental expense for the year ended December 31, 2008 is net of $1 million of sublease rental income.

Purchase Commitments

In the normal course of business, various commitments are made to purchase goods or services from specific suppliers, including those related to capital expenditures. Aggregate purchase commitments as of December 31, 2010 were as follows:

Purchase
Commitments
(In millions)

2011	$112
2012	3
2013	2
2014	—
2015	—
Thereafter	—

$117

Indemnification of Cendant

In connection with the our spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.), the Company entered into a separation agreement with Cendant (the “Separation Agreement”), pursuant to which, the Company has agreed to indemnify Cendant for any losses (other than losses relating to taxes, indemnification for which is provided in the Amended Tax Sharing Agreement) that any party seeks to impose upon Cendant or its affiliates that relate to, arise or result from: (i) any of the Company’s liabilities, including, among other things: (a) all liabilities reflected in the Company’s pro forma balance sheet as of September 30, 2004 or that would be, or should have been, reflected in such balance sheet, (b) all liabilities relating to the Company’s business whether before or after the date of the spin-off, (c) all liabilities that relate to, or arise from any performance guaranty of Avis Group Holdings, Inc. in connection with indebtedness issued by Chesapeake Funding LLC (which changed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its name to Chesapeake Finance Holdings LLC effective March 7, 2006), (d) any liabilities relating to the Company’s or its affiliates’ employees and (e) all liabilities that are expressly allocated to the Company or its affiliates, or which are not specifically assumed by Cendant or any of its affiliates, pursuant to the Separation Agreement or the Amended Tax Sharing Agreement; (ii) any breach by the Company or its affiliates of the Separation Agreement or the Amended Tax Sharing Agreement and (iii) any liabilities relating to information in the registration statement on Form 8-A filed with the SEC on January 18, 2005, the information statement filed by the Company as an exhibit to its Current Report on Form 8-K filed on January 19, 2005 (the “January 19, 2005 Form 8-K”) or the investor presentation filed as an exhibit to the January 19, 2005 Form 8-K, other than portions thereof provided by Cendant.

There are no specific limitations on the maximum potential amount of future payments to be made under this indemnification, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under this indemnification, if any, as the triggering events are not subject to predictability.

Off-Balance Sheet Arrangements and Guarantees

In the ordinary course of business, numerous agreements are entered into that contain guarantees and indemnities where a third-party is indemnified for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing leases of real estate, access to credit facilities, use of derivatives and issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the buyers in sale agreements and sellers in purchase agreements, landlords in lease contracts, financial institutions in credit facility arrangements and derivative contracts and underwriters in debt or equity security issuances.

While some guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, and the maximum potential amount of future payments cannot be estimated. With respect to certain guarantees, such as indemnifications of landlords against third-party claims, insurance coverage is maintained that mitigates any potential payments.

Committed mortgage gestation facilities are a component of the Company’s financing arrangements. Certain gestation agreements are accounted for as sale transactions and result in mortgage loans and related debt that are not included in the Consolidated Balance Sheets. As of December 31, 2010, there are $1 billion of commitments under off-balance sheet gestation facilities and $420 million of these facilities were utilized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Stock-Related Matters

Charter Amendment

On June 12, 2009, following approval by stockholders, the Company’s Charter was amended to increase the number of authorized shares of capital stock from 110,000,000 shares to 275,000,000 shares and authorized shares of Common stock from 108,910,000 shares to 273,910,000 shares.

Rights Agreement

The Company entered into a Rights Agreement, dated as of January 28, 2005, with the Bank of New York, which entitled stockholders to acquire shares of Common stock at a price equal to 50% of the then-current market value in limited circumstances when a third party acquires beneficial ownership of 15% or more of outstanding Common stock or commences a tender offer for at least 15% of Common stock, in each case, in a transaction that the Board of Directors does not approve. The Company entered into an amendment of this Rights Agreement on May 28, 2010 that accelerated the expiration of the Rights Agreement. Following the amendment, the Rights Agreement terminated on May 28, 2010.

Restrictions on Paying Dividends

Many subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain asset-backed debt arrangements and to regulatory restrictions applicable to the equity of the Company’s reinsurance subsidiary. The aggregate restricted net assets of these subsidiaries totaled $1.1 billion as of December 31, 2010. These restrictions on net assets of certain subsidiaries, however, do not directly limit the ability to pay dividends from consolidated Retained earnings.

Certain debt arrangements require the maintenance of ratios and contain restrictive covenants applicable to consolidated financial statement elements that potentially could limit the ability to pay dividends. Requirements of debt arrangements that could limit the ability to pay dividends include, but are not limited to:

•	Pursuant to the Amended Credit Facility, the Company may not declare or pay any dividend, other than dividends payable solely in common stock, without the written consent of the lenders representing more than 50% of the aggregate commitments in effect at such time. Provided that we are not in default under the Amended Credit Facility, we may declare or pay a dividend so long as the Convertible Notes due 2012 have been repaid, prefunded, extended or refinanced and after giving effect to such dividend: (i) the aggregate unrestricted Cash and cash equivalents is at least $50 million; and (ii) no amounts are borrowed under the Amended credit facility and no more than $50 million of letters of credit are outstanding. Such restrictions will be suspended so long as the Company’s corporate ratings are equal to or better than at least two of the following: Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s and BBB- from Fitch Ratings (in each case on stable outlook or better).

•	Pursuant to the Senior Note indenture, the Company is restricted from paying dividends if, after giving effect to the dividend payment, the debt to tangible equity ratio exceeds 6:1 on the last day of each month.

•	Pursuant to the Medium-term note indenture, the Company is restricted from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Accumulated Other Comprehensive Income (Loss)

The after-tax components of Accumulated other comprehensive income (loss) were as follows:

		Unrealized
		Gains		Accumulated
	Currency	on Available-		Other
	Translation	for-Sale	Pension	Comprehensive
	Adjustment	Securities	Adjustment	Income (Loss)
	(In millions)

Balance at December 31, 2007	$32	$—	$(3)	$29
Change during 2008	(26)	—	(6)	(32)

Balance at December 31, 2008	6	—	(9)	(3)
Change during 2009	21	—	1	22

Balance at December 31, 2009	27	—	(8)	19
Change during 2010	9	1	—	10

Balance at December 31, 2010	$36	$1	$(8)	$29

All components of Accumulated other comprehensive income (loss) presented above are net of income taxes except for currency translation adjustment, which excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

18.	Stock-Based Compensation

The PHH Corporation Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) governs awards of share based compensation. Employees have been awarded stock-based compensation in the form of RSUs and stock options to purchase shares of Common stock under the Plan. The stock option awards have a maximum contractual term of ten years from the grant date. Service-based stock awards may vest upon the fulfillment of a service condition (i) ratably over a period of up to five years from the grant date, (ii) four years after the grant date or (iii) ratably over a period of up to three years beginning four years after the grant date with the possibility of accelerated vesting of 17% to 33% of the total award annually if certain performance criteria are achieved. Performance-based stock awards require the fulfillment of a service condition and the achievement of certain performance criteria and (i) vest ratably over four years from the grant date or (ii) vest three years from the grant date if both conditions are met. The performance criteria also impact the number of awards that may vest. All outstanding and unvested stock options and RSUs vest immediately upon a change in control. In addition, RSUs are granted to non-employee Directors as part of their compensation for services rendered as members of the Company’s Board of Directors. These RSUs vest immediately when granted. New shares of Common stock are issued to employees and Directors to satisfy the stock option exercise and RSU conversion obligations. The Plan also allows awards of stock appreciation rights, restricted stock and other stock- or cash-based awards. RSUs granted entitle employees to receive one share of PHH Common stock upon the vesting of each RSU. The aggregate number of shares of PHH Common stock issuable under the Plan is 11,050,000.

Compensation cost for service-based stock awards is generally recognized on a straight-line basis over the requisite service period, subject to accelerated recognition of compensation cost for the portion of the award for which it is probable that the performance criteria will be achieved. Compensation cost for performance-based stock awards is recognized over the requisite service period for the portion of the award for which it is probable that the performance condition will be achieved. Compensation cost is recognized net of estimated forfeitures.

Stock options vested and expected to vest and RSUs expected to be converted into shares of Common stock reflected in the tables below exclude awards estimated to be forfeited. There are no outstanding performance-based stock awards that vest ratably over four years from the grant date or serviced-based stock awards that vest four years from the grant date that are unvested at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009 Modified Awards. A Transition Services and Separation Agreement was executed with a former Chief Executive Officer in August 2009. Under the terms of this agreement, the former Chief Executive Officer’s stock-based awards were modified to extend the vesting period for unvested awards and the exercise period for vested stock options. The 2009 Modified Awards resulted in incremental compensation cost of approximately $2 million, which was recorded in Salaries and related expenses in the Consolidated Statement of Operations for the year ended December 31, 2009.

2008 Modified Awards. During the year ended December 31, 2008, certain RSU and stock option agreements were revised affecting 274 and 3 employees, respectively, to provide for vesting based solely on a service condition. The modification resulted in incremental compensation cost of approximately $2 million, which was recorded in Salaries and related expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

During the year ended December 31, 2008, 37,760 shares of unrestricted Common stock were granted as replacement awards to certain employees who were unable to exercise their stock options due to an extended black-out period. As a result of this grant, approximately $1 million of compensation cost was recognized in Salaries and related expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

The following tables summarize stock option activity for the year ended December 31, 2010:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(In years)	(In millions)

Performance-Based Stock Options
Outstanding at January 1, 2010	18,409	$21.16
Outstanding at December 31, 2010	18,409	$21.16	2.5	$—
Exercisable at December 31, 2010	18,409	$21.16	2.5	$—
Stock options vested and expected to vest	18,409	$21.16	2.5	$—

Service-Based Stock Options
Outstanding at January 1, 2010	2,846,388	$18.51
Granted	46,351	20.19
Granted due to modification	120,168	18.16
Exercised	(593,429)	17.64
Forfeited or expired	(641,547)	19.92
Forfeited or expired due to modification	(131,722)	19.75

Outstanding at December 31, 2010	1,646,209	$18.19	4.4	$8

Exercisable at December 31, 2010	1,207,651	$18.78	3.2	$5
Stock options vested and expected to vest	1,638,802	$18.20	4.4	$8

Total Stock Options
Outstanding at January 1, 2010	2,864,797	$18.53
Granted	46,351	20.19
Granted due to modification	120,168	18.16
Exercised	(593,429)	17.64
Forfeited or expired	(641,547)	19.92
Forfeited or expired due to modification	(131,722)	19.75

Outstanding at December 31, 2010	1,664,618	$18.23	4.4	$8

Exercisable at December 31, 2010	1,226,060	$18.82	3.2	$5
Stock options vested and expected to vest	1,657,211	$18.23	4.4	$8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, options are granted with exercise prices at the fair market value of the Company’s shares of Common stock, which is considered equal to the closing share price on the date of grant. However, the exercise price of certain stock options granted during the year ended December 31, 2009 is equal to 1.2 times the closing share price on the grant date.

The weighted-average grant-date fair value per stock option for awards granted or modified during the years ended December 31, 2010, 2009, and 2008 was $10.51, $7.17 and $3.94, respectively. The weighted-average grant-date fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2010	2009	2008

Expected life (in years)	2.7	4.0	6.0
Risk-free interest rate	0.90%	1.70%	3.30%
Expected volatility	40.5%	60.6%	38.4%
Dividend yield	—	—	—

The expected life of the stock options is estimated based on their vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on the historical volatility of the Company’s Common stock.

The intrinsic value of options exercised was $3 million during the year ended December 31, 2010 and was not significant during the years ended December 31, 2009 and 2008.

The following tables summarize restricted stock unit activity for the year ended December 31, 2010:

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs(1)	Value

Performance-Based RSUs
Outstanding at January 1, 2010	350,197	$14.69
Granted	—	—
Granted due to modification	36,000	13.79
Forfeited	(9,600)	13.79
Forfeited or expired due to modification	(36,000)	13.79

Outstanding at December 31, 2010	340,597	$14.72

RSUs expected to be converted into shares of Common stock	327,365	$14.75

Service-Based RSUs
Outstanding at January 1, 2010	1,582,248	$17.49
Granted(2)	69,347	21.11
Granted due to modification	22,224	19.02
Converted	(545,274)	17.91
Forfeited	(165,099)	17.06
Forfeited or expired due to modification	(22,224)	19.02

Outstanding at December 31, 2010	941,222	$17.58

RSUs expected to be converted into shares of Common stock	869,959	$17.66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs(1)	Value

Total RSUs
Outstanding at January 1, 2010	1,932,445	$16.98
Granted(2)	69,347	21.11
Granted due to modification	58,224	15.79
Converted	(545,274)	17.91
Forfeited	(174,699)	16.88
Forfeited or expired due to modification	(58,224)	15.79

Outstanding at December 31, 2010	1,281,819	$16.82

RSUs expected to be converted into shares of Common stock	1,197,324	$16.86

(1)	The performance criteria impact the number of awards that may vest. The number of RSUs represents the maximum number that can be earned, at 1.2 times a 100% target level, except for the number expected to be converted into shares of Common stock.

(2)	These grants include 35,150 RSUs earned by non-employee Directors for services rendered as members of the Board of Directors.

The weighted-average grant-date fair value per RSU for awards granted or modified during the years ended December 31, 2010, 2009 and 2008 was $20.60, $14.58 and $17.18, respectively. The total fair value of RSUs converted into shares of Common stock during the years ended December 31, 2010, 2009, and 2008 was $10 million, $6 million, and $3 million, respectively.

The following table summarizes expense recognized related to stock-based compensation arrangements during the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Stock-based compensation expense	$7	$13	$11
Income tax benefit related to stock-based compensation expense	(2)	(5)	(4)

Stock-based compensation expense, net of income taxes	$5	$8	$7

As of December 31, 2010, there was $7 million of total unrecognized compensation cost related to outstanding and unvested stock options and RSUs all of which would be recognized upon a change in control. As of December 31, 2010, there was $6 million of unrecognized compensation cost related to outstanding and unvested stock options and RSUs that are expected to vest and be recognized over a weighted-average period of 2.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Fair Value Measurements

As of December 31, 2010 and 2009, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Equity. See Note 11, “Debt and Borrowing Arrangements” for the fair value of Debt as of December 31, 2010 and 2009. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents and Restricted cash and cash equivalents, the carrying value approximates fair value due to the short-term nature of such instruments. The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of December 31, 2010 or 2009.

Recurring Fair Value Measurements

See Note 1, “Summary of Significant Accounting Policies” for a description of the valuation hierarchy of inputs used in determining fair value measurements. For assets and liabilities measured at fair value on a recurring basis, the valuation methodologies, significant inputs, and classification pursuant to the valuation hierarchy are as follows:

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

For Level Two mortgage loans held for sale (“MLHS”), fair value is estimated using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to servicing rights and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. The Agency mortgage-backed security market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices exist for securities at the pass-through level, which are published on a regular basis. The Company has the ability to access this market and it is the market into which the Company would typically sell conforming mortgage loans.

Level Three MLHS include Scratch and Dent (as defined below), second-lien, certain non-conforming and construction loans which lack observable pricing data as the market for these loans is considered illiquid or distressed. For Level Three MLHS, fair value is estimated utilizing either a discounted cash flow model or underlying collateral values. The prepayment speed, discount rates, yields and annualized credit loss assumptions used to measure the fair value of MLHS using a discounted cash flow valuation methodology as of December 31, 2010 were 13%, 7-10%, 3-8% and 5-31%, respectively. For MLHS valued using underlying collateral values as of December 31, 2010 and 2009, an adjustment was made for a pricing discount based on the most recent observable price in an active market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the difference between the carrying amount of Mortgage loans held for sale measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	December 31, 2010		December 31, 2009
		Loans 90 or		Loans 90 or
		More Days Past		More Days Past
		Due and on Non-		Due and on Non-
	Total	Accrual Status	Total	Accrual Status
	(In millions)

Mortgage loans held for sale:
Carrying amount	$4,329	$14	$1,218	$14
Aggregate unpaid principal balance	4,356	21	1,257	26

Difference	$(27)	$(7)	$(39)	$(12)

The following table summarizes the components of Mortgage loans held for sale:

	December 31,	December 31,
	2010	2009
	(In millions)

First mortgages:
Conforming(1)	$4,123	$1,106
Non-conforming	138	27
Construction loans	11	16

Total first mortgages	4,272	1,149

Second lien	11	24
Scratch and Dent(2)	40	43
Other	6	2

Total	$4,329	$1,218

(1)	Represents mortgage loans that conform to the standards of the government-sponsored entities.

(2)	Represents mortgage loans with origination flaws or performance issues.

Securitized Mortgage Loans.  Securitized mortgage loans are classified within Level Three of the valuation hierarchy. Securitized mortgage loans represent loans securitized using a trust that is consolidated as a variable interest entity. See Note 20, “Variable Interest Entities” for additional information. Loans held in the securitization trust are fixed-rate second lien residential mortgage loans that were originated primarily in 2007, have a weighted-average coupon rate of 9% and a weighted-average maturity of 12 years.

The fair value of securitized mortgage loans is estimated using a discounted cash flow model which projects remaining cash flows with expected prepayment speeds, loss rates and loss severities as the key drivers. As of December 31, 2010, the prepayment assumption of 12% (annual rate) was based on market prepayment curves from current industry data, the loss rate of 14% (cumulative rate) was based on the default curve adjusted for the actual performance of the underlying collateral and the weighted-average discount rate of 14% (annual rate) was based on an expectation of the market-risk premium for these types of securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments.  Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.

Forward Delivery Commitments:  Forward delivery commitments are classified within Level Two of the valuation hierarchy. Forward delivery commitments fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. The fair value of forward delivery commitments is primarily based upon the current agency mortgage-backed security market to-be-announced pricing specific to the forward loan program, delivery coupon and delivery date of the trade. Best efforts sales commitments are also entered into for certain loans at the time the borrower commitment is made. These best efforts sales commitments are valued using the committed price to the counterparty against the current market price of the interest rate lock commitment or mortgage loan held for sale.

Interest Rate Lock Commitments:  Interest rate lock commitments (“IRLCs”) are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan (or “pullthrough”). The estimate of pullthrough is based on changes in pricing and actual borrower behavior. The average pullthrough percentage used in measuring the fair value of IRLCs was 78% as of December 31, 2010.

Option Contracts:  Option contracts are classified within Level Two of the valuation hierarchy. Option contracts represent the rights to buy or sell mortgage-backed securities at specified prices in the future. The fair value of option contracts is based upon the underlying current to be announced pricing of the agency mortgage-backed security market, and a market-based volatility.

Interest Rate Contracts:  Interest rate contracts are classified within Level Two of the valuation hierarchy. Interest rate contracts represent interest rate cap and swap agreements which are used to mitigate the impact of increases in short-term interest rates on variable-rate debt used to fund fixed-rate leases. The fair value of interest rate contracts is based upon projected short term interest rates and a market-based volatility.

Foreign Exchange Contracts:  Foreign exchange contracts are classified within Level Two of the valuation hierarchy. Foreign exchange contracts are used to mitigate the exchange risk associated with Canadian dollar denominated lease assets collateralizing U.S. dollar denominated borrowings. The fair value of foreign exchange contracts is determined using current exchange rates.

Convertible Note-Related Agreements:  Derivative instruments related to the Convertible notes due in 2014 include conversion options and purchase options. Convertible note-related agreements are classified within Level Three of the valuation hierarchy due to the inactive, illiquid market for the agreements. The fair value of the conversion option and purchased options is determined using an option pricing model and is primarily impacted by changes in the market price and volatility of the Company’s Common stock. The convertible notes and related purchased options and conversion option are further discussed in Note 11, “Debt and Borrowing Arrangements.”

Mortgage Servicing Rights.  Mortgage servicing rights (“MSRs”) are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the inactive market for such assets.

The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates (developed using a model described below), the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

probability weighted option adjusted spread (“OAS”) model generates and discounts cash flows for the MSR valuation. The OAS model generates numerous interest rate paths, then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time.

A key assumption in the estimate of the fair value of MSRs is forecasted prepayments. A third-party model is used as a basis to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. Prepayment rates used in the development of expected future cash flows are based on historical observations of prepayment behavior in similar periods, comparing current mortgage interest rates to the mortgage interest rates in the servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of the capitalized loan servicing portfolio to refinance if interest rates decline and estimated levels of home equity. On a quarterly basis, assumptions used in estimating fair value are validated against a number of third-party sources, which may include peer surveys, MSR broker surveys, third-party valuations and other market-based sources.

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	December 31,
	2010	2009

Weighted-average prepayment speed (CPR)	12%	13%
Option adjusted spread, in basis points	844	587
Volatility	29%	30%

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	December 31, 2010
	Weighted-
	Average	Option
	Prepayment	Adjusted
	Speed	Spread	Volatility
	(In millions)

Impact on fair value of 10% adverse change	$(71)	$(65)	$(24)
Impact on fair value of 20% adverse change	(136)	(125)	(48)

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

The fair value of mortgage loan securitization debt certificates is estimated using a discounted cash flow model which projects remaining cash flows with expected prepayment speeds. As of December 31, 2010, the prepayment assumption of 12% (annual rate) was based on market prepayment curves from current industry data and the discount rate of 10% (annual rate) was based on an expectation of the market-risk premium for these types of securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis were included in the Consolidated Balance Sheets as follows:

	December 31, 2010
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)

Assets:
Restricted investments	$—	$254	$—	$—	$254
Mortgage loans held for sale	—	4,157	172	—	4,329
Mortgage servicing rights	—	—	1,442	—	1,442
Other assets:
Derivative assets:
Interest rate lock commitments	—	—	42	—	42
Forward delivery commitments	—	309	—	(241)	68
Interest rate contracts	—	4	—	—	4
Convertible note-related agreements	—	—	54	—	54
Securitized mortgage loans	—	—	42	—	42
Liabilities:
Other liabilities:
Derivative liabilities:
Interest rate lock commitments	—	—	46	—	46
Forward delivery commitments	—	82	—	(51)	31
Convertible note-related agreements	—	—	54	—	54
Debt:
Mortgage loan securitization debt certificates	—	—	30	—	30

	December 31, 2009
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)

Assets:
Mortgage loans held for sale	$—	$1,107	$111	$—	$1,218
Mortgage servicing rights	—	—	1,413	—	1,413
Other assets:
Investment securities	—	—	12	—	12
Derivative assets	—	86	68	(10)	144
Liabilities:
Other liabilities:
Derivative liabilities	—	15	42	(5)	52

(1)	Adjustments to arrive at the carrying amounts of assets and liabilities presented in the Consolidated Balance Sheets which represent the effect of netting the payable or receivable and cash collateral held or placed with the same counterparties under master netting arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Year Ended December 31, 2010
			Other Assets			Debt
				Interest Rate		Mortgage Loan
	Mortgage	Mortgage		Lock	Securitized	Securitization
	Loans Held	Servicing	Investment	Commitments,	Mortgage	Debt
	for Sale	Rights	Securities	Net	Loans	certificates
			(In millions)

Balance, January 1, 2010	$111	$1,413	$12	$26	$—	$—
Realized and unrealized (losses) gains for assets (1)	(27)	(427)	—	1,212	7	—
Realized and unrealized losses for liabilities	—	—	—	—	—	4
Purchases, issuances and settlements, net	61	456	(1)	(1,242)	(16)	(14)
Transfers into level three (2)	104	—	—	—	—	—
Transfers out of level three (3)	(77)	—	—	—	—	—
Transition adjustment (4)	—	—	(11)	—	51	40

Balance, December 31, 2010	$172	$1,442	$—	$(4)	$42	$30

	Year Ended December 31, 2009
	Mortgage	Mortgage
	loans held	servicing	Investment	Derivatives,
	for sale	rights	securities	net
	(In millions)

Balance, January 1, 2009	$177	$1,282	$37	$70
Realized and unrealized (losses) gains (1)	(24)	(280)	(21)	667
Purchases, issuances and settlements, net	(27)	411	(4)	(711)
Transfers into level three, net (5)	(15)	—	—	—

Balance, December 31, 2009	$111	$1,413	$12	$26

(1)	For Mortgage servicing rights, Realized and unrealized gains (losses) represent the change in the fair value due to the realization of expected cash flows and changes in market inputs and assumptions used in the MSR valuation model.

(2)	Represents transfers to Scratch and Dent and Non-Conforming loans from conforming loans during the year ended December 31, 2010. Loans that transfer into Level Three represent mortgage loans with origination flaws, performance issues, or characteristics that would make them not currently saleable through the Agency-mortgage backed security market.

(3)	Represents Scratch and Dent and construction loans that were foreclosed upon, construction loans that converted to first mortgages and Scratch and Dent or Non-Conforming loans with origination flaws, performance issues or characteristics that were corrected during the year ended December 31, 2010. Mortgage loans in foreclosure are measured at fair value on a non-recurring basis, as discussed in further detail below.

(4)	Represents the transition adjustment related to the adoption of updates to ASC 810 and ASC 860 resulting in the consolidation of a mortgage loan securitization trust (See Note 1, “Summary of Significant Accounting Policies” and Note 20, “Variable Interest Entities” for additional information).

(5)	Represents Scratch and Dent loans that were foreclosed upon and construction loans that converted to first mortgages, net of transfers into the Scratch and Dent population from the conforming or foreclosure populations during the year ended December 31, 2009. Mortgage loans in foreclosure are measured at fair value on a non-recurring basis, as discussed in further detail below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the realized and unrealized gains and losses related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Consolidated Statements of Operations and the unrealized gains and losses included in the Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Consolidated Balance Sheets:

	Year Ended December 31, 2010
					Mortgage	Related to
					loan	assets and
	Mortgage	Mortgage	Interest rate	Securitized	securitization	liabilities held at
	loans held	Servicing	lock	mortgage	debt	December 31,
	for sale	rights	commitments	loans	certificates	2010
	(In millions)

Gain on mortgage loans, net	$(36)	$—	$1,212	$—	$—	$(20)
Change in fair value of mortgage servicing rights	—	(427)	—	—	—	(165)
Mortgage interest income	9	—	—	6	—	—
Mortgage interest expense	—	—	—	—	(6)	—
Other income	—	—	—	1	1	2

	Year Ended December 31, 2009
					Related to
					assets and
	Mortgage	Mortgage			liabilities held at
	loans held	servicing	Investment	Derivatives,	December 31,
	for sale	rights	securities	net	2009
			(In millions)

Gain on mortgage loans, net	$(31)	$—	$—	$667	$(11)
Change in fair value of mortgage servicing rights	—	(280)	—	—	111
Mortgage interest income	7	—	—	—	1
Other income	—	—	(21)	—	2

Non-Recurring Fair Value Measurements

Goodwill and Other Intangible Assets. The carrying value of Goodwill and indefinite-lived intangible assets is assessed for impairment annually, or more frequently if circumstances indicate impairment may have occurred, by comparing the carrying value of the asset to the fair value.

The fair value of goodwill is based on the underlying value of the related reporting units and may be determined using an income approach, discounted cash flows or a combination of an income approach and a market approach, wherein comparative market multiples are used.

The fair value of indefinite-lived intangible assets is based on a discounted cash flow analysis applying a hypothetical royalty rate to projected revenues associated with these trademarks.

During the years ended December 31, 2010 and 2009, there were no impairments recognized as a result of the fair value measurement of Goodwill and other intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Assets. Other assets that are evaluated for impairment using fair value measurements on a non-recurring basis consists of mortgage loans in foreclosure and real estate owned (“REO”). The evaluation of impairment reflects an estimate of losses currently incurred at the balance sheet date, which will likely not be recoverable from guarantors, insurers or investors. The impairment of mortgage loans in foreclosure, which represents the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances on those loans, is based on the fair value of the underlying collateral, determined on a loan level basis, less costs to sell. Fair value of the collateral is estimated by considering appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions. REO, which are acquired from mortgagors in default, are recorded at the lower of adjusted carrying amount at the time the property is acquired or fair value of the property, less estimated costs to sell. Fair value of REO is estimated using appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions.

The allowance for probable losses associated with mortgage loans in foreclosure and the adjustment to record REO at their estimated net realizable value were based upon fair value measurements from Level Two of the valuation hierarchy. During the years ended December 31, 2010 and 2009, total foreclosure-related charges of $72 million and $70 million, respectively, were recorded in Other operating expenses, which include changes in the estimate of losses related to off-balance sheet exposure to loan repurchases and indemnifications in addition to the provision for valuation adjustments for mortgage loans in foreclosure and REO. See Note 14, “Credit Risk” for further discussion regarding the balances of mortgage loans in foreclosure, REO, and the off-balance sheet exposure to loan repurchases and indemnifications.

20. Variable Interest Entities

The Company determines whether an entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary at the date of initial involvement with the entity. The Company reassesses whether it is the primary beneficiary of a VIE upon certain events that affect the VIE’s equity investment at risk and upon certain changes in the VIE’s activities. The purposes and activities of the VIE are considered in determining whether the Company is the primary beneficiary, including the variability and related risks the VIE incurs and transfers to other entities and their related parties. Based on these factors, a qualitative assessment is made and, if inconclusive, a quantitative assessment of whether it would absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual returns. If the Company determines that it is the primary beneficiary of the VIE, the VIE is consolidated within the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities of consolidated variable interest entities are included in the Consolidated Balance Sheets as follows:

	December 31, 2010
		Chesapeake
		and D.L	FLRT and	Mortgage
	PHH Home	Peterson	PHH Lease	Securitization
	Loans(1)	Trust	Receivables LP	Trust
		(In millions)

ASSETS
Cash	$40	$4	$—	$—
Restricted cash(2)	—	202	39	—
Mortgage loans held for sale	384	—	—	—
Accounts receivable, net	14	50	—	—
Net investment in fleet leases	—	2,854	502	—
Property, plant and equipment, net	1	—	—	—
Other assets	10	12	18	42

Total assets	$449	$3,122	$559	$42

Assets held as collateral(3)	$331	$3,106	$506	$—

LIABILITIES

Accounts payable and accrued expenses	$20	$3	$16	$—
Debt	304	2,577	450	30
Other liabilities	5	—	—	—

Total liabilities(4)	$329	$2,580	$466	$30

	December 31, 2009
		Chesapeake
		and D.L
	PHH Home	Peterson
	Loans(1)	Trust
	(In millions)

ASSETS
Cash	$40	$3
Restricted cash(2)	—	297
Mortgage loans held for sale	60	—
Accounts receivable, net	2	21
Net investment in fleet leases	—	3,046
Property, plant and equipment, net	1	—
Other assets	6	22

Total assets	$109	$3,389

Assets held as collateral(3)	$—	$3,400

LIABILITIES
Accounts payable and accrued expenses	$14	$3
Debt	—	2,859
Other liabilities	2	—

Total liabilities(4)	$16	$2,862

(1)	Net assets of PHH Home Loans are not available to pay the Company’s general obligations.

(2)	Restricted cash of Chesapeake Funding and FLRT primarily relates to amounts specifically designated to purchase assets, to repay debt and/or to provide over-collateralization related to vehicle management asset-backed debt arrangements.

(3)	Assets held as collateral related to the entity’s borrowing arrangements, which are not available to pay the Company’s general obligations. See Note 11, “Debt and Borrowing Arrangements” for further information.

(4)	Total liabilities exclude intercompany payables as discussed below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PHH Home Loans

In connection with the spin-off, PHH Broker Partner Corporation, a wholly owned subsidiary of the Company, entered into the PHH Home Loans Operating Agreement with Realogy Services Venture Partner, Inc, a wholly owned subsidiary of Realogy Corporation. The Company owns 50.1% of PHH Home Loans, through PHH Broker Partner, and Realogy owns the remaining 49.9%. PHH Home Loans was formed for the purpose of originating and selling mortgage loans primarily sourced through Realogy’s owned real estate brokerage business, NRT, and corporate relocation business, Cartus.

For the year ended December 31, 2010, approximately 27% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 81% were originated by PHH Home Loans. All loans originated by PHH Home Loans are sold to PHH Mortgage or to unaffiliated third-party investors at arm’s-length terms. The PHH Home Loans Operating Agreement provides that at least 15% of the total number of all loans originated by PHH Home Loans be sold to unaffiliated third party investors. PHH Home Loans does not hold any mortgage loans for investment purposes or retain mortgage servicing rights for any loans it originates.

In addition to the assets and liabilities of PHH Home Loans that were consolidated as outlined above, PHH Home Loans impacted the Company’s financial position and results of operations as follows:

•	During the years ended December 31, 2010, 2009 and 2008, PHH Home Loans originated residential mortgage loans of $10.5 billion, $10.3 billion and $8.7 billion, respectively.

•	During the years ended December 31, 2010, 2009 and 2008, PHH Home Loans brokered or sold $7.9 billion, $11.1 billion and $5.4 billion, respectively, of mortgage loans to the Company under the terms of a loan purchase agreement.

•	For the years ended December 31, 2010, 2009, and 2008, the Consolidated Statement of Operations includes net income (loss) for PHH Home Loans of $46 million, $38 million, and ($51) million, respectively, before net income or loss attributable to noncontrolling interests as adjusted for the elimination of intercompany income for mortgage loans brokered or sold by PHH Home Loans to the Company.

•	As of December 31, 2010 and 2009, the Company had an investment in PHH Home Loans of $66 million and $77 million, respectively and intercompany receivables from PHH Home Loans of $38 million and $15 million, respectively.

•	As of December 31, 2010, the Company had outstanding commitments from PHH Home Loans to purchase or fund $642 million of mortgage loans and lock commitments expected to result in closed mortgage loans.

The Company manages PHH Home Loans through PHH Broker Partner with the exception of certain specified actions that are subject to approval by Realogy through PHH Home Loans’ board of advisors, which consists of representatives of Realogy and PHH. The board of advisors has no managerial authority, and its primary purpose is to provide a means for Realogy to exercise its approval rights over those specified actions of PHH Home Loans for which Realogy’s approval is required. PHH Mortgage operates under a Management Services Agreement between PHH Mortgage and PHH Home Loans, pursuant to which PHH Mortgage provides certain mortgage origination processing and administrative services for PHH Home Loans. In exchange for such services, PHH Home Loans pays PHH Mortgage a fee per service and a fee per loan, subject to a minimum amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PHH Home Loans is financed through equity contributions, and sales of mortgage loans to PHH Mortgage and other investors, and secured and unsecured subordinated indebtedness. The Company maintains an unsecured subordinated Intercompany Line of Credit with PHH Home Loans with $100 million capacity. This indebtedness is not collateralized by the assets of PHH Home Loans. The Company has extended the subordinated financing to increase PHH Home Loans’ capacity to fund mortgage loans and supports certain covenants of the entity. There were no borrowings outstanding under this Intercompany Line of Credit as of December 31, 2010 or 2009.

Subject to certain regulatory and financial covenant requirements, net income generated by PHH Home Loans is distributed quarterly to its members pro rata based upon their respective ownership interests. PHH Home Loans may also require additional capital contributions from the Company and Realogy under the terms of PHH Home Loans Operating Agreement if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of PHH Home Loans or its subsidiaries. During the years ended December 31, 2010 and 2009, the Company received $11 million and $8 million, respectively, of distributions from PHH Home Loans. The Company did not make any capital contributions to support PHH Home Loans during the years ended December 31, 2010 and 2009.

Realogy’s ownership interest is presented in the Consolidated Financial Statements as a noncontrolling interest. The Company’s determination of the primary beneficiary was based on both quantitative and qualitative factors, which indicated that its variable interests will absorb a majority of the expected losses and receive a majority of the expected residual returns of PHH Home Loans. The Company has maintained the most significant variable interests in the entity, which include the majority ownership of common equity interests, the outstanding Intercompany Line of Credit, PHH Home Loans Loan Purchase and Sale Agreement, and the Management Services Agreement. The Company has been the primary beneficiary of PHH Home Loans since its inception, and there have been no current period events that would change the decision regarding whether or not to consolidate PHH Home Loans.

The Company is not obligated to provide additional financial support to PHH Home Loans; however, the termination of this joint venture could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Additionally, the insolvency or inability for Realogy to perform its obligations under the PHH Home Loans Operating Agreement, or its other agreements with the Company, could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Pursuant to the PHH Home Loans Operating Agreement, Realogy has the right to terminate the Strategic Relationship Agreement and terminate this venture upon the occurrence of certain events. If Realogy were to terminate its exclusivity obligations with respect to the Company or terminate this venture, it could have a material adverse impact on the Company’s business, financial position, results of operations or cash flows.

In addition, beginning on February 1, 2015, Realogy may terminate the PHH Home Loans Operating Agreement at any time by giving two years’ notice to the Company. Upon Realogy’s termination of the PHH Home Loans Operating Agreement, Realogy will have the option either to require that PHH purchase their interest in PHH Home Loans at fair value, plus, in certain cases, liquidated damages, or to cause the Company to sell its interest in PHH Home Loans to a third party designated by Realogy at fair value plus, in certain cases, liquidated damages. In the case of a termination by Realogy following a change in control of PHH, the Company may be required to make a cash payment to Realogy in an amount equal to PHH Home Loans’ trailing 12 months net income multiplied by the greater of (i) the number of years remaining in the first 12 years of the term of PHH Home Loans Operating Agreement or (ii) two years.

The Company has the right to terminate the PHH Home Loans Operating Agreement upon, among other things, a material breach by Realogy of a material provision of the PHH Home Loans Operating Agreement, in which case the Company has the right to purchase Realogy’s interest in PHH Home Loans at a price derived from an agreed- upon formula based upon fair market value (which is determined with reference to that trailing 12 months EBITDA) for PHH Home Loans and the average market EBITDA multiple for mortgage banking companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon termination, all of PHH Home Loans agreements will terminate automatically (excluding certain privacy, non-competition, venture-related transition provisions and other general provisions), and Realogy will be released from any restrictions under the PHH Home Loans agreements that may restrict its ability to pursue a partnership, joint venture or another arrangement with any third-party mortgage operation.

Chesapeake and D.L. Peterson Trust

Vehicle acquisitions in the U.S. for the Fleet Management services segment are primarily financed through the issuance of asset-backed variable funding notes issued by the Company’s wholly owned subsidiary Chesapeake Funding LLC. D.L. Peterson Trust (“DLPT”), a bankruptcy remote statutory trust, holds the title to all vehicles that collateralize the debt issued by Chesapeake Funding. DLPT also acts as a lessor under both operating and direct financing lease agreements. Chesapeake Funding’s assets primarily consist of a loan made Chesapeake Finance Holdings LLC, a wholly owned subsidiary of the Company. Chesapeake Finance owns all of the special units of beneficial interest in the leased vehicles and eligible leases and certain other assets issued by DLPT, representing all interests in DLPT.

The Company determined that each of Chesapeake Funding, Chesapeake Finance and DLPT are VIEs and that it is the primary beneficiary due to insufficient equity investment at risk. The determination was made on a qualitative basis, considering the nature and purpose of each of the entities and how risk transfers to interest holders through their variable interests. The Company holds the significant variable interests, which include equity interests, ownership of certain amounts of asset-backed debt issued by Chesapeake and interests in DLPT. There are no significant variable interests that would absorb losses prior to the Company or that hold variable interests that exceed those of the Company.

In addition to the assets and liabilities of Chesapeake and DLPT that were consolidated as outlined above, the entities impacted the Company’s financial position and results of operations as follows:

•	Certain debt transactions were executed between the Company and Chesapeake during the years ended December 31, 2010 and 2009, and as of December 31, 2010 and 2009, the Company had an intercompany payable to Chesapeake and DLPT of $2 million and $1 million, respectively.

•	The Consolidated Statement of Operations for the years ended December 31, 2010, 2009, and 2008 includes Net income for Chesapeake and DLPT of $40 million, $30 million and $24 million, respectively after adjustments for the elimination of intercompany income for servicing fees.

Fleet Leasing Receivables Trust

Fleet Leasing Receivables Trust (“FLRT”) is a Canadian special purpose trust and its primary business activities include the acquisition, disposition and administration of purchased or acquired lease assets from our other Canadian subsidiaries and the borrowing of funds or the issuance of securities to finance such acquisitions. PHH Fleet Lease Receivables LP is a bankruptcy remote special purpose entity that holds the beneficial ownership of lease assets transferred from Canadian subsidiaries.

Upon the initial funding of the FLRT entity during the year ended December 31, 2010, the Company determined that it is the primary beneficiary and that FLRT and PHH Fleet Lease Receivables LP are VIEs. The determination was made on a qualitative basis after considering the nature and purpose of each of the entities and how the risk transferred to interest holders through their variable interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the assets and liabilities of FLRT and PHH Lease Receivables LP that were consolidated as outlined above, the entities impacted the Company’s financial position and results of operations as follows:

•	Certain debt transactions were executed between the Company and FLRT during the year ended December 31, 2010, and as of December 31, 2010, the Company had intercompany receivables of $4 million.

•	The Consolidated Statement of Operations for the year ended December 31, 2010 includes Net loss for FLRT and PHH Fleet Lease Receivables LP of $3 million.

Mortgage Loan Securitization Trust

As a result of the adoption of updates to ASC 810 and ASC 860 as of January 1, 2010, a mortgage loan securitization trust that previously met the qualifying special purpose entity scope exception was consolidated. The Company holds subordinate debt certificates of the trust with a fair value of $12 million as of December 31, 2010. The Company’s investment in the subordinated debt and residual interests, in connection with its function as servicer for the trust, provides the Company with a controlling financial interest in the trust.

21. Related Party Transactions

Spin-Off from Cendant

Prior to, and in connection with, the spin-off, the Company entered into various agreements with Cendant and Realogy. The Company continues to operate under certain of these agreements, including: (i) the PHH Home Loans Operating Agreement, the related Trademark License Agreements with PHH Mortgage and PHH Home Loans, the Management Services Agreement, the Marketing Agreement between PHH Mortgage and Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. and other agreements for the purpose of originating and selling mortgage loans primarily sourced through NRT and Cartus; (ii) a Strategic Relationship Agreement between PHH Mortgage, PHH Home Loans, PHH Broker Partner, Realogy, Realogy Services Venture Partner, Inc. and Cendant, and (iii) the Amended Tax Sharing Agreement governing the allocation of liability for taxes between Cendant and the Company, indemnification for liability for taxes and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters.

See Note 20, “Variable Interest Entities” for disclosure regarding the potential impacts to the Company in the event of a termination of the Strategic Relationship Agreement and PHH Home Loans.

22. Segment Information

Operations are conducted through three business segments: Mortgage Production, Mortgage Servicing and Fleet Management Services.

•	Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

•	Mortgage Servicing — performs servicing activities for originated and purchased loans.

•	Fleet Management Services — provides commercial fleet management services.

Certain income and expenses not allocated to the three reportable segments and intersegment eliminations are reported under the heading Other. The Company’s operations are substantially located in the U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management evaluates the operating results of each of the reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss before income tax expense or benefit and after net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy Corporation’s noncontrolling interest in the profit or loss of PHH Home Loans.

Segment results for the year ended and as of December 31, were as follows:

							Total Assets
	Net Revenues			Segment Profit (Loss)(3)			as of December 31,
	2010	2009	2008	2010	2009	2008	2010	2009

	(In millions)
Mortgage Production Segment	$911	$880	$462	$268	$306	$(90)	$4,605	$1,464
Mortgage Servicing Segment	(63)	82	(276)	(241)	(85)	(430)	2,291	2,269
Fleet Management Services Segment	1,593	1,649	1,827	63	54	62	4,216	4,331
Other (1)(2)	(3)	(5)	43	(3)	(15)	42	158	59

Total	$2,438	$2,606	$2,056	$87	$260	$(416)	$11,270	$8,123

	Interest Income			Interest Expense
	2010	2009	2008	2010	2009	2008

	(In millions)
Mortgage Production Segment	$97	$79	$92	$113	$90	$99
Mortgage Servicing Segment	15	12	83	69	61	72
Fleet Management Services Segment	2	9	16	94	95	169
Other (1)(2)	(2)	(2)	(2)	(2)	(10)	(7)

Total	$112	$98	$189	$274	$236	$333

	Depreciation			Other Depreciation
	on Operating Leases			and Amortization
	2010	2009	2008	2010	2009	2008

	(In millions)
Mortgage Production Segment	$—	$—	$—	$10	$14	$13
Mortgage Servicing Segment	—	—	—	1	1	1
Fleet Management Services Segment	1,224	1,267	1,299	11	11	11
Other (1)(2)	—	—	—	—	—	—

Total	$1,224	$1,267	$1,299	$22	$26	$25

(1)	Amounts included under the heading Other represent intersegment eliminations and amounts not allocated to the Company’s reportable segments.

(2)	Segment loss reported under the heading Other for the year ended December 31, 2009 includes approximately $3 million of severance for a former chief executive officer. Segment profit reported under the heading Other for the year ended December 31, 2008 includes income related to a terminated agreement with General Electric Capital Corporation. On January 2, 2008, the Company entered into a settlement agreement with the respective parties and received a reverse termination fee of $50 million, which is included in Other income for the year ended December 31, 2008, partially offset by $5 million for the reimbursement of certain fees for third-party consulting services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	The following is a reconciliation of Income (loss) before income taxes to segment profit (loss):

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Income (loss) before income taxes	$115	$280	$(443)
Less: net income (loss) attributable to noncontrolling interest	28	20	(27)

Segment profit (loss)	$87	$260	$(416)

(4)	During the year ended December 31, 2008, a non-cash Goodwill impairment of $61 million was recorded related to the PHH Home Loans reporting unit, which is included in the Mortgage Production segment. As a result of the Goodwill impairment, net loss attributable to noncontrolling interest and segment loss for the year ended December 31, 2008 were impacted by $30 million and $31 million, respectively.

23. Selected Quarterly Financial Data—(unaudited)

Provided below is selected unaudited quarterly financial data for 2010 and 2009.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(In millions, except per share data)

Net revenues	$577	$371	$572	$918
Income (loss) before income taxes	19	(215)	(2)	313
Net income (loss)	8	(126)	7	187
Net income (loss) attributable to PHH Corporation	8	(133)	(8)	181
Basic earnings (loss) per share attributable to PHH Corporation	$0.15	$(2.40)	$(0.14)	$3.26
Diluted earnings (loss) per share attributable to PHH Corporation	0.15	(2.40)	(0.14)	3.25

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(In millions, except per share data)

Net revenues	$587	$768	$507	$744
Income (loss) before income taxes	5	186	(80)	169
Net income (loss)	5	111	(48)	105
Net income (loss) attributable to PHH Corporation	2	106	(52)	97
Basic earnings (loss) per share attributable to PHH Corporation	$0.04	$1.93	$(0.94)	$1.76
Diluted earnings (loss) per share attributable to PHH Corporation	0.04	1.91	(0.94)	1.74

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2010	2009	2008

Revenues:
Net revenues from consolidated subsidiaries	$143	$52	$61
Interest income	1	—	—
Other income	—	—	50

Net revenues	144	52	111

Expenses:
Salaries and related expenses	16	22	12
Interest expense	105	79	83
Other operating expenses	26	20	23

Total expenses	147	121	118

Loss before income taxes and equity in earnings (loss) of subsidiaries	(3)	(69)	(7)
Benefit from income taxes	(2)	(26)	(3)

Loss before equity in earnings (loss) of subsidiaries	(1)	(43)	(4)
Equity in earnings (loss) of subsidiaries	49	196	(250)

Net income (loss)	$48	$153	$(254)

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED BALANCE SHEETS
(In millions)

	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$92	$2
Due from consolidated subsidiaries	1,300	49
Investment in consolidated subsidiaries	1,319	2,571
Other assets	333	204

Total assets	$3,044	$2,826

LIABILITIES AND EQUITY
Debt	$1,212	$1,200
Other liabilities	268	134

Total liabilities	1,480	1,334

Commitments and contingencies	—	—

EQUITY
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	1,069	1,056
Retained earnings	465	416
Accumulated other comprehensive income	29	19

Total PHH Corporation stockholders’ equity	1,564	1,492

Total liabilities and equity	$3,044	$2,826

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2010	2009	2008

Net cash provided by operating activities	$75	$48	$2

Cash flows from investing activities:
Purchases of property, plant and equipment	(5)	—	—
Investment in consolidated subsidiaries	—	—	(2)
Dividends from consolidated subsidiaries	46	19	2

Net cash provided by investing activities	41	19	—

Cash flows from financing activities:
Net cash provided by (used in) consolidated subsidiaries	—	315	(81)
Net decrease in short-term borrowings	—	—	(133)
Proceeds from borrowings	3,482	2,762	3,505
Principal payments on borrowings	(3,498)	(3,118)	(3,262)
Proceeds from the sale of Sold Warrants (See Note 1)	—	35	24
Cash paid for Purchased Options	—	(66)	(51)
Cash paid for debt issuance costs	(19)	(1)	(9)
Issuances of Company Common stock	10	4	—
Other, net	(1)	2	—

Net cash used in financing activities	(26)	(67)	(7)

Net increase (decrease) in Cash and cash equivalents	90	—	(5)
Cash and cash equivalents at beginning of period	2	2	7

Cash and cash equivalents at end of period	$92	$2	$2

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Debt and Borrowing Arrangements

The following table summarizes the components of unsecured indebtedness:

	December 31, 2010		December 31, 2009
		Weighted-		Weighted-
		Average-		Average
	Balance	Interest Rate(1)	Balance	Interest Rate(1)
		(In millions)

Term notes	$782	8.1%	$439	7.2%
Convertible notes	430	4.0%	401	4.0%
Credit facilities	—	—	360	1.0%

Total Unsecured Debt	$1,212		$1,200

(1)	Represents the weighted-average stated interest rate of the facilities as of the respective date. Term Notes and Convertible Notes are fixed-rate facilities and the Credit Facilities are variable-rate.

The following table provides the contractual debt maturities as of December 31, 2010:

Unsecured
Debt
(In millions)

Within one year	$—
Between one and two years	250
Between two and three years	421
Between three and four years	250
Between four and five years	—
Thereafter	358

$1,279

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. Available capacity under unsecured credit facilities as of December 31, 2010 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)

Unsecured Committed Credit Facilities(1)	$810	$17	$793

(1)	Utilized capacity reflects $17 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Condensed Balance Sheet.

The capacity of the Unsecured committed credit facilities was reduced to $525 million as of January 6, 2011 upon the expiration of certain commitments as discussed below.

The fair value of debt was $1.3 billion and $1.2 billion as of December 31, 2010 and 2009, respectively.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Unsecured Debt

Term Notes

On August 11, 2010, the Company issued $350 million in aggregate principal amount of 9 1/4% Senior Notes due 2016 under an indenture with The Bank of New York Mellon, as trustee. These notes were subsequently registered under a public registration statement. The proceeds of the issuance were primarily used to pay down the outstanding balance of the Amended Credit Facility.

Term notes also include $425 million of Medium-term notes that were publicly issued under an indenture dated as of November 6, 2000 by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A, as amended and supplemented. The effective interest rate of the Medium-term notes was 7.2% as of both December 31, 2010 and 2009.

Credit Facilities

Credit facilities primarily represents an Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On June 25, 2010, the Amended Credit Facility was further amended to reduce the capacity of the facility from $1.3 billion to $805 million. Certain lenders consented to amendments (the “Extending Lenders”) which extended the termination date of $525 million of commitments from January 6, 2011 to February 29, 2012. Provided certain conditions are met, the Company may extend the commitments of the Extending Lenders for an additional year at its request. Capacity of this facility was reduced to $525 million on January 6, 2011 upon the termination of the commitments related to certain lenders that did not consent to the extension.

As of December 31, 2010, there were no outstanding amounts borrowed under the Amended Credit Facility. The interest rate of commitments of the facility ranged from 1.1% to 5.5% as of December 31, 2010.

Convertible Notes

On April 2, 2008, a private offering of 2012 Convertible Notes was completed to certain qualified institutional buyers with an aggregate principal amount of $250 million and a maturity date of April 15, 2012.

On September 29, 2009, a private offering of 2014 Convertible Notes was completed to certain qualified institutional buyers with an aggregate principal balance of $250 million and a maturity date of September 1, 2014.

The Convertible Notes are senior unsecured obligations, which rank equally with all existing and future senior debt of the Company. The 2012 and 2014 Convertible Notes are governed by indentures dated April 2, 2008 and September 29, 2009, respectively, with The Bank of New York Mellon, as trustee and bear interest at 4.0% per year, payable semiannually in arrears in cash. In connection with the issuance of the convertible notes due in 2014 and 2012, an original issue discount and issuance costs were recognized of $74 million and $60 million, respectively, which are being accreted to Interest expense in the Condensed Statements of Operations. The carrying amount of the notes is net of the unamortized discount of $70 million and $99 million, as of December 31, 2010 and 2009 respectively. The weighted-average effective rate of the convertible notes, which includes the accretion of the discount and issuance costs, is 12.7% as of December 31, 2010 and 2009.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Under the 2014 and 2012 Convertible Note Indentures, holders may convert all or any portion of the convertible notes at any time (i) in the event of the occurrence of certain triggering events related to the price of the Convertible Notes, the price of the Company’s Common stock or certain corporate events or (ii) from, and including, March 1, 2014 and October 15, 2011, respectively, through the third business day immediately preceding their maturity on September 1, 2014 and April 15, 2012, respectively.

Upon conversion of the 2012 notes, the Company will deliver the principal portion in cash and, if the conversion price calculated for each business day over a period of 60 consecutive business days exceeds the principal amount (the “Conversion Premium”), shares of its Common stock or cash for the Conversion Premium. The 2014 notes currently may only be settled in cash upon conversion, as discussed further below. Subject to certain exceptions, the holders of the Convertible Notes may require the Company to repurchase all or a portion of their Convertible Notes upon a fundamental change, as defined under the convertible notes indentures. The Company will generally be required to increase the conversion rate for holders that elect to convert their Convertible Notes in connection with a make-whole fundamental change. In addition, the conversion rate may be adjusted upon the occurrence of certain events. The Company may not redeem the 2014 Convertible Notes or the 2012 Convertible Notes prior to their maturity on September 1, 2014 and April 15, 2012, respectively.

In connection with the issuance of the convertible notes, the Company entered into hedging transactions with respect to the Conversion Premium (or, purchased options) and warrant transactions whereby the Company sold warrants to acquire, subject to certain anti-dilution adjustments, shares of its Common stock. The purchased options and sold warrants are intended to reduce the potential dilution of the Company’s Common stock upon conversion. These transactions generally have the effect of increasing the conversion price for the 2014 notes to $34.74 per share from $25.805 (based on the initial conversion rate of 38.7522 shares per $1,000 principal amount of the notes) and for the 2012 notes to $27.20 per share from $20.50 (based on the initial conversion rate of 48.7805 shares per $1,000 principal amount).

The New York Stock Exchange regulations require stockholder approval prior to the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares of common stock. Unless and until stockholder approval to exceed this limitation is obtained, the conversion of the 2014 notes will be settled entirely in cash. Based on these settlement terms, the Company determined that at the time of issuance of the 2014 Convertible Notes, the related conversion option and purchased options did not meet all the criteria for equity classification. The conversion option and purchased options associated with the 2014 notes are recognized as a derivative and are presented in Other liabilities and Other assets, respectively, with the offsetting changes in their fair value recognized in Interest expense in the Condensed Statements of Operations.

As of December 31, 2010 and 2009, the sold warrants associated with the 2014 and 2012 notes and the conversion option and purchased options associated with the 2012 notes met all the criteria for equity classification because they are all indexed to the Company’s stock. As such, these derivative instruments are recorded within Additional paid-in capital and have no impact on the Condensed Statements of Operations.

There were no conversions of the Convertible Notes during the years ended December 31, 2010 and 2009.

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
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Among other covenants, the Amended Credit Facility requires that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 6.5:1. The Senior Note indenture requires that the Company maintain a debt to tangible equity ratio not greater than 8.5:1 on the last day of each fiscal quarter. The Medium-term note indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1.

At December 31, 2010, the Company was in compliance with all of its financial covenants related to its debt arrangements.

Under certain of the Company’s financing, servicing, hedging and related agreements and instruments, the lenders or trustees have the right to notify the Company if they believe it has breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, the Company believes it would have various periods in which to cure certain of such events of default. If it does not cure the events of default or obtain necessary waivers within the required time periods, the maturity of some of its debt could be accelerated and its ability to incur additional indebtedness could be restricted. In addition, an event of default or acceleration under certain agreements and instruments would trigger cross-default provisions under certain of its other agreements and instruments.

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

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
 SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	PHH Corporation and Subsidiaries			PHH Corporation
	2010	2009	2008	2010	2009	2008
	(In millions)

Deferred tax asset valuation allowance:
Balance, beginning of period	$70	$74	$69	$8	$6	$6

Additions:
Charged to costs and expenses	2	2	5	—	2	—
Charged to other accounts	(18)	—	—	(2)	—	—
Deductions	—	(6)	—	—	—	—

Balance, end of period	$54	$70	$74	$6	$8	$6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2010, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States, which is commonly referred to as GAAP. The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating our internal control over financial reporting. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our internal control over financial reporting may become inadequate because of changes in conditions or other factors, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the internal control over financial reporting of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Philadelphia, PA
February 28, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item and not otherwise set forth below is incorporated herein by reference to the information under the headings “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board” in the Company’s definitive Proxy Statement related to the Company’s 2011 Annual Meeting of Stockholders, which the Company expects to file with the Commission, pursuant to Regulation 14A, no later than 120 days after December 31, 2010 (the “2011 Proxy Statement”).

Executive Officers

Our executive officers as of February 22, 2011 are set forth in the table below. All executive officers are appointed by and serve at the pleasure of the Board of Directors.

Name	Age(1)	Position(s)

Jerome J. Selitto	69	President and Chief Executive Officer
Sandra E. Bell	53	Executive Vice President and Chief Financial Officer
Luke S. Hayden	54	Executive Vice President, Mortgage
George J. Kilroy	63	Executive Vice President, Fleet
Smriti Laxman Popenoe	42	Executive Vice President and Chief Risk Officer
Adele T. Barbato	62	Senior Vice President and Chief Human Resources Officer
Jeff S. Bell	40	Senior Vice President and Chief Information Officer
William F. Brown	53	Senior Vice President, General Counsel and Secretary
Mark E. Johnson	51	Senior Vice President and Treasurer
Jonathan T. McGrain	47	Senior Vice President, Corporate Communications
Milton S. Prime	48	Senior Vice President

(1)	As of December 31, 2010

Jerome J. Selitto serves as our President and Chief Executive Officer, a position he has held since October 2009. Prior to joining us, Mr. Selitto worked at Ellie Mae as a senior consultant and as a member of the senior management team from 2007 to 2009. In 2000, Mr. Selitto founded DeepGreen Financial, an innovative web-based federal savings bank and mortgage company and held the position of Chief Executive Officer until 2005. From 1992 to 1999, he served as founder and Vice Chairman of Amerin Guaranty Corporation (now Radian Guaranty), a mortgage insurance company. Mr. Selitto previously served as a Managing Director at First Chicago Corporation and PaineWebber Inc., and as a senior executive at Kidder, Peabody & Co., William R. Hough & Company, and the Florida Federal Savings and Loan Association.

Sandra E. Bell serves as our Executive Vice President and Chief Financial Officer, a position she has held since October 2008. Prior to joining us, Ms. Bell was the Managing Partner of Taurus Advisors, LLC, a strategic financial advisory firm since 2006. From 2004 to 2006, Ms. Bell served as Executive Vice President and Chief Financial Officer of the Federal Home Loan Bank of Cincinnati. Ms. Bell also served as Managing Director at Deutsche Bank Securities from 1991 to 2004.

Luke S. Hayden serves as our Executive Vice President, Mortgage, a position he has held since May 2010. Prior to joining us, Mr. Hayden was Chief Executive Officer of Mortgage Renaissance Investment Trust since 2009. From 2007 to 2008, Mr. Hayden was the Executive Vice President and Senior Managing Director at GMAC ResCap. From 2006 to 2007, Mr. Hayden was the President of Hayden Consulting, LLC. Mr. Hayden spent 13 years at JP Morgan Chase Corporation from 1992 to 2005, including tenure as Executive Vice President of Consumer Market Risk Management responsible for Chase Home Finance’s mortgage portfolio and capital markets activities. Prior to JP Morgan Chase, Mr. Hayden also held senior positions at Security Pacific National Bank and First Interstate Bank of California.

George J. Kilroy serves as our Executive Vice President, Fleet, a position he has held since March 2001. From June 2009 to October 2009, Mr. Kilroy also served as our Acting Chief Executive Officer and President. From May 1997 to March 2001, Mr. Kilroy served as Senior Vice President, Business Development. Mr. Kilroy joined PHH Arval in 1976 as an Account Executive in the Truck and Equipment Division and has held positions of increasing responsibility, including head of Diversified Services and Financial Services.

Smriti Laxman Popenoe serves as our Executive Vice President and Chief Risk Officer a position she has held since September 2010. Prior to joining us, Ms. Popenoe was a Principal at TriSim, Inc., a financial advisory firm that counsels participants in the fixed income markets since 2009. Ms. Popenoe also served as Senior Vice President, Balance Sheet Management at Wachovia (now Wells Fargo) from 2006 to 2009. Ms. Popenoe spent 9 years with Freddie Mac from 1994 to 2003, including tenure as Senior Portfolio Director, Mortgage Portfolio.

Adele T. Barbato serves as our Senior Vice President and Chief Human Resources Officer, a position she has held since February 2010. Prior to joining us, from 2006 to May 2009, Ms. Barbato was the Senior Vice President, Human Resources of Drexel University. Ms. Barbato also served as Senior Vice President Human Resources with MedQuist, Inc. from 2005 to 2006 and was with Unisys Corporation from 1999 to 2005, including tenure as Vice President, Human Resources — International Operations and Global Diversity.

Jeff S. Bell serves as Senior Vice President and Chief Information Officer, a position he has held since February 2010. Prior to joining us, Mr. Bell was Senior Vice President of eCommerce at Countrywide’s (now Bank of America) Consumer Markets Division since 2008. Mr. Bell previously founded AndersonBell Partners, from 2006 to 2008 and founded Kaleidico, LLC in 2006. Mr. Bell was the Chief Information Officer at DeepGreen Financial from 2000 to 2006.

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

Mark E. Johnson serves as our Senior Vice President and Treasurer, a position he has held since December 2008. Mr. Johnson served as Vice President and Treasurer from February 2005 to December 2008. Prior to the spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.), Mr. Johnson served as Vice President, Secondary Marketing of Cendant Mortgage since May 2003 and was responsible for various funding initiatives and financial management of certain subsidiary operations.

Jonathan T. McGrain serves as our Senior Vice President, Corporate Communications, a position he has held since January 2010. Prior to joining us, Mr. McGrain was Communications Counsel of Catinat Group, Ltd since 2008. Mr. McGrain also served as Director of Marketing and Communications at VinaCapital Investment Management, Ltd in 2007 and Senior Vice President, Marketing and Communications from 2006 to 2007. He previously served as Senior Vice President, Corporate Communications of Radian Group Inc from 1999 to 2006.

Milton S. Prime serves as our Senior Vice President, Business Transformation a position he has held since December 2009. From April 2006 to December 2009, Mr. Prime served as Vice President of Internal Audit, during which time he was responsible for directing the internal audit activities of PHH Corporation. From February 2005 to April 2006, Mr. Prime served as Vice President of Internal Audit for PHH Mortgage Corporation. Prior to joining us, Mr. Prime served as Vice President of Financial Control for Mizuho Corporate Bank, USA, where he was employed from August 1996 to June 2004.

Item 11.	Executive Compensation

Information required under this Item is incorporated herein by reference to the information under the headings “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” in the Company’s 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is incorporated herein by reference to the information under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” and “Board of Directors — Independence of the Board of Directors” in the Company’s 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information required under this Item is incorporated herein by reference to the information under the heading “Principal Accountant Fees and Services” in the Company’s 2011 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2011.

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

Signature	Title	Date

/s/ JEROME J. SELITTO Jerome J. Selitto	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ SANDRA E. BELL Sandra E. Bell	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/s/ JAMES O. EGAN James O. Egan	Non-Executive Chairman of the Board of Directors	February 28, 2011

/s/ JAMES W. BRINKLEY James W. Brinkley	Director	February 28, 2011

/s/ ALLAN Z. LOREN Allan Z. Loren	Director	February 28, 2011

/s/ GREGORY J. PARSEGHIAN Gregory J. Parseghian	Director	February 28, 2011

/s/ DEBORAH M. REIF Deborah M. Reif	Director	February 28, 2011

/s/ CARROLL R. WETZEL, JR. Carroll R. Wetzel, Jr.	Director	February 28, 2011

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2	Articles Supplementary.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.3	Articles of Amendment to the Charter of PHH Corporation effective as of June 12, 2009.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2009.

3.4	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 2, 2009.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Amended and Restated Articles of Incorporation, as amended, and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibit 3.1 to our Current Reports on Form 8-K filed on February 1, 2005, March 27, 2008, June 16, 2009 and April 2, 2009, respectively.

4.3	Indenture dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.3.1	Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.3.2	Supplemental Indenture No. 2 dated as of January 30, 2001 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 8, 2001.

4.3.3	Supplemental Indenture No. 3 dated as of May 30, 2002 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

Exhibit No.	Description	Incorporation by Reference

4.3.4	Supplemental Indenture No. 4 dated as of August 31, 2006 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

4.3.5	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 9, 2008.

4.3.6	Form of 7.125% Note due 2013.	Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on February 24, 2003.

4.4‡‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.4.1	Series 2009-1 Indenture Supplement, dated as of June 9, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.5.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

4.4.2	Series 2009-2 Indenture Supplement, dated as of September 11, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2009.

4.4.3	Series 2009-3 Indenture Supplement, dated as of November 18, 2009, among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.4	Form of Series 2009-3 Class A Investor Note	Incorporated by reference to Exhibit 4.4.4 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.5	Form of Series 2009-3 Class B Investor Note	Incorporated by reference to Exhibit 4.4.5 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.6	Form of Series 2009-3 Class C Investor Note	Incorporated by reference to Exhibit 4.4.6 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.7	Series 2009-4 Indenture Supplement, dated as of December 18, 2009 among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.7 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

Exhibit No.	Description	Incorporation by Reference

4.4.8	Form of Series 2009-4 Class A Investor Note	Incorporated by reference to Exhibit 4.4.8 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.9	Form of Series 2009-4 Class B Investor Note	Incorporated by reference to Exhibit 4.4.9 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.10	Form of Series 2009-4 Class C Investor Note	Incorporated by reference to Exhibit 4.4.10 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.11	Series 2010-1 Indenture Supplement, dated as of June 1, 2010 among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.11 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.12	Form of Series 2010-1 Floating Rate Asset Backed Variable Funding Investor Notes, Class A.	Incorporated by reference to Exhibit 4.4.12 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.13	Form of Series 2010-1 Floating Rate Asset Backed Investor Notes, Class B.	Incorporated by reference to Exhibit 4.4.13 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.5	Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.

4.5.1	Form of Global Note 4.00% Convertible Senior Note Due 2012.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.

4.6	Indenture dated as of September 29, 2009, by and between PHH Corporation and The Bank of New York Mellon, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.6.1	Form of Global Note 4.00% Convertible Senior Note Due 2014.	Incorporated by reference to Exhibit A of Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.7	Trust Indenture dated as of November 16, 2009, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.1	Series 2010-1 Supplemental Indenture dated as of January 27, 2010, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

Exhibit No.	Description	Incorporation by Reference

4.7.2	Fleet Leasing Receivables Trust Series 2010-1 Class A-1a Asset-Backed Note.	Incorporated by reference to Schedule A-1a of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.3	Fleet Leasing Receivables Trust Series 2010-1 Class A-1b Asset-Backed Note.	Incorporated by reference to Schedule A-1b of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.4	Fleet Leasing Receivables Trust Series 2010-1 Class A-2a Asset-Backed Note.	Incorporated by reference to Schedule A-2a of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.5	Fleet Leasing Receivables Trust Series 2010-1 Class A-2b Asset-Backed Note.	Incorporated by reference to Schedule A-2b of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.6	Fleet Leasing Receivables Trust Series 2010-1 Class B Asset-Backed Note.	Incorporated by reference to Schedule B of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.7	Series 2010-2 Supplemental Indenture dated as of August 31, 2010, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.7.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 3, 2010.

4.7.8	Fleet Leasing Receivables Trust Series 2010-2 Class A Asset-Backed Note.	Incorporated by reference to Exhibit 4.7.8 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 3, 2010.

4.7.9	Fleet Leasing Receivables Trust Series 2010-2 Class B Asset-Backed Note.	Incorporated by reference to Exhibit 4.7.9 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 3, 2010.

4.8	Indenture dated as of August 11, 2010 between PHH Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 12, 2010.

4.8.1	Form of 9 1/4% Senior Note Due 2016.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 12, 2010.

Exhibit No.	Description	Incorporation by Reference

10.1	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.1.1	Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

10.1.2	Third Amendment, dated as of March 27, 2008, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

10.1.3‡‡	Fourth Amendment, dated as of June 25, 2010, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein and JP Morgan Chase Bank, N.A. as a Lender and as a Administrative Agent for the lenders.	Incorporated by reference to Exhibit 10.1.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed on August 3, 2010.

10.2	Purchase Agreement dated March 27, 2008 by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.2	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 4, 2008.

Exhibit No.	Description	Incorporation by Reference

10.2.3	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.4	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.5	Master Terms and Conditions for Convertible Debt Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.6	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.7	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.8	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.10	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.11	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.12	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on April 4, 2008.

10.3	Second Amended and Restated Master Repurchase Agreement dated as of June 18, 2010, between The Royal Bank of Scotland PLC, as Buyer, PHH Mortgage Corporation, as Seller.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2010.

10.3.1	Third Amended and Restated Guaranty dated as of June 18, 2010, made by PHH Corporation in favor of The Royal Bank of Scotland, PLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 23, 2010.

10.4	Purchase Agreement dated June 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 3, 2010.

Exhibit No.	Description	Incorporation by Reference

10.5‡‡	Purchase Agreement dated September 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009 filed on January 12, 2010.

10.6	Purchase Agreement dated September 23, 2009, by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit No.	Description	Incorporation by Reference

10.6.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.6.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

10.6.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.

10.6.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.6.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.

10.6.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

10.7†	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2010.

10.7.1†	PHH Corporation Unanimous Written Consent of the Board of Directors effective August 18, 2010.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2010.

10.7.2†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.7.3†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

Exhibit No.	Description	Incorporation by Reference

10.7.4†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

10.7.5†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.7.6†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.7.7†	First Amendment to the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, effective August 18, 2010.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2010.

10.7.8†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.7.9†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.7.10†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.7.11†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.7.12†‡‡	Form of 2009 Performance Unit Award Notice and Agreement for Certain Executive Officers, as approved by the Compensation Committee on March 25, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2009.

10.7.13†	Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated August 5, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2009.

10.7.14†	Amendment to the Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 16, 2009.

10.7.15†	Release by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 16, 2009.

Exhibit No.	Description	Incorporation by Reference

10.7.16†	Employment Agreement dated as of October 26, 2009, between Jerome J. Selitto and PHH Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2009.

10.7.17†	Separation Agreement between PHH Corporation and Mark R. Danahy dated as of August 4, 2010.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2010.

10.8	Trust Purchase Agreement dated January 27, 2010 between Fleet Leasing Receivables Trust, as purchaser, PHH Fleet Lease Receivables L.P., as seller, PHH Vehicle Management Services Inc., as servicer and PHH Corporation, as performance guarantor.	Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.8.1	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc., CIBC World Markets Inc., RBC Dominion Securities Inc. and Scotia Capital Inc., as agents.	Incorporated by reference to Exhibit 10.15.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.8.2‡‡	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc. and Banc of America Securities LLC, as agents.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.9	Mortgage Loan Participation Purchase and Sale Agreement dated as of July 23, 2010, between PHH Mortgage Corporation, as seller, and Bank of America, N.A., as purchaser.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 29, 2010.

10.10‡‡	Purchase Agreement, dated August 6, 2010, by and between PHH Corporation, Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and RBS Securities Inc., as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2010.

10.11	Registration Rights Agreement, dated August 11, 2010, by and between PHH Corporation and Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and RBS Securities Inc., as representatives of several initial purchasers of the notes.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August, 12, 2010.

10.12	Mortgage Loan Participation Sale Agreement dated as of September 2, 2010, between PHH Mortgage Corporation, as seller, and JPMorgan Chase Bank, National Association, as purchaser.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 3, 2010.

Exhibit No.	Description	Incorporation by Reference

10.13	Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated December 16, 2010.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 22, 2010.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney.	Incorporated by reference to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.