Form 10-Q
period 2011-03-31
PHH CORP
filed 2011-05-04
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of April 25, 2011, 56,255,467 shares of PHH Common stock were outstanding.

		Page

	Cautionary Note Regarding Forward-Looking Statements	2

PART I

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	60

PART II

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	(Removed and Reserved)	61

Item 5.	Other Information	61

Item 6.	Exhibits	61

	Signatures	62

	Exhibit Index	63
EX-4.8.1
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in other documents filed or furnished with the SEC or may be made orally to analysts, investors, representatives of the media and others.
Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements. Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could”. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements concerning the following:
▪	the impact of the adoption of recently issued accounting pronouncements on our financial statements;
▪	the impact of the risk retention requirements and other provisions of the Dodd-Frank Act;
▪	future origination volumes and loan margins in the mortgage industry;
▪	actuarial estimate of total reinsurance losses and expected future reinsurance premiums; and
▪	mortgage repurchase and indemnification claims and associated reserves and provisions.
Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and those factors described below:
▪	the effects of continued market volatility or continued economic decline on the availability and cost of our financing arrangements and the value of our assets;
▪	the effects of a continued decline in the volume of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;
▪	the effects of changes in current interest rates on our business and our financing costs;
▪	our decisions regarding the use of derivatives related to mortgage servicing rights, if any, and the resulting potential volatility of the results of operations of our Mortgage Servicing segment;
▪	the effects of increases in our actual and projected repurchases of, indemnification given in respect of, or related losses associated with, sold mortgage loans for which we have provided representations and warranties or other contractual recourse to purchasers and insurers of such loans, including increases in our loss severity and reserves associated with such loans;
▪	the effects of reinsurance claims in excess of projected levels and in excess of reinsurance premiums we are entitled to receive or amounts currently held in trust to pay such claims;
▪	the effects of any significant adverse changes in the underwriting criteria or existence or programs of government-sponsored entities, including Fannie Mae and Freddie Mac, including any changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act;
▪	the effects of any inquiries and investigations of foreclosure procedures or other servicing activities by attorney generals of certain states and the U.S. Department of Justice, or any litigation related to our mortgage servicing activities;

▪	the ability to maintain our status as a government sponsored entity-approved seller and servicer, including the ability to continue to comply with the respective selling and servicing guides, including any changes caused by the Dodd-Frank Act;
▪	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored-entities;
▪	changes in laws and regulations, including changes in mortgage- and real estate-related laws and regulations (including changes caused by the Dodd-Frank Act), status of government sponsored-entities and state, federal and foreign tax laws and accounting standards;
▪	the effects of the insolvency of any of the counterparties to our significant customer contracts or financing arrangements or the inability or unwillingness of such counterparties to perform their respective obligations under, or to renew on terms favorable to us, such contracts, or our ability to continue to comply with the terms of our significant customer contracts, including service level agreements;
▪	the effects of competition in our existing and potential future lines of business, including the impact of consolidation within the industries in which we operate and competitors with greater financial resources and broader product lines;
▪	the ability to obtain financing (including refinancing existing indebtedness) on acceptable terms, if at all, to finance our operations or growth strategy, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness;
▪	the ability to maintain our relationships with our existing clients and to establish relationships with new clients;
▪	the ability to attract and retain key employees;
▪	a deterioration in the performance of assets held as collateral for secured borrowings;
▪	the impact of the failure to maintain our credit ratings;
▪	any failure to comply with covenants under our financing arrangements;
▪	the effects of the consolidation of financial institutions and the related impact on the availability of credit; and
▪	the impact of actions taken or to be taken by the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System on the credit markets and the U.S. economy.
Forward-looking statements speak only as of the date on which they are made. Factors and assumptions discussed above, and other factors not identified above, may have an impact on the continued accuracy of any forward-looking statements that we make. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months
	Ended March 31,
	2011	2010
Revenues
Mortgage fees	$86	$52
Fleet management fees	42	38

Net fee income	128	90

Fleet lease income	337	339

Gain on mortgage loans, net	59	105

Mortgage interest income	35	18
Mortgage interest expense	(54)	(38)

Mortgage net finance expense	(19)	(20)

Loan servicing income	108	101
Change in fair value of mortgage servicing rights	(32)	(52)

Net loan servicing income	76	49

Other income	84	14

Net revenues	665	577

Expenses
Salaries and related expenses	134	114
Occupancy and other office expenses	15	15
Depreciation on operating leases	306	308
Fleet interest expense	20	23
Other depreciation and amortization	6	6
Other operating expenses	99	92

Total expenses	580	558

Income before income taxes	85	19
Income tax expense	33	11

Net income	52	8
Less: net income attributable to noncontrolling interest	3	—

Net income attributable to PHH Corporation	$49	$8

Basic earnings per share attributable to PHH Corporation	$0.87	$0.15

Diluted earnings per share attributable to PHH Corporation	$0.84	$0.15

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$325	$195
Restricted cash, cash equivalents and investments (including $248 and $254 of available-for-sale securities at fair value)	558	531
Mortgage loans held for sale	1,338	4,329
Accounts receivable, net	606	573
Net investment in fleet leases	3,501	3,492
Mortgage servicing rights	1,590	1,442
Property, plant and equipment, net	45	46
Goodwill	25	25
Other assets	570	637

Total assets (1)	$8,558	$11,270

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$488	$521
Debt	5,395	8,085
Deferred taxes	758	728
Other liabilities	280	358

Total liabilities (1)	6,921	9,692

Commitments and contingencies (Note 11)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 56,209,782 shares issued and outstanding at March 31, 2011; 55,699,218 shares issued and outstanding at December 31, 2010	1	1
Additional paid-in capital	1,077	1,069
Retained earnings	514	465
Accumulated other comprehensive income	33	29

Total PHH Corporation stockholders’ equity	1,625	1,564
Noncontrolling interest	12	14

Total equity	1,637	1,578

Total liabilities and equity	$8,558	$11,270

Continued.

CONDENSED CONSOLIDATED BALANCE SHEETS —(Continued)
(Unaudited)
(In millions)

(1)	The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle their obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$52	$47
Restricted cash, cash equivalents and investments	278	241
Mortgage loans held for sale	225	389
Accounts receivable, net	57	64
Net investment in fleet leases	3,241	3,356
Property, plant and equipment, net	1	1
Other assets	59	82

Total assets	$3,913	$4,180

LIABILITIES
Accounts payable and accrued expenses	$20	$38
Debt	3,159	3,367
Other liabilities	5	5

Total liabilities	$3,184	$3,410

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In millions, except share data)
Three Months Ended March 31, 2011

	PHH Corporation Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance at December 31, 2010	55,699,218	$1	$1,069	$465	$29	$14	$1,578

Comprehensive income:
Net income	—	—	—	49	—	3
Currency translation adjustment	—	—	—	—	4	—

Total comprehensive income	—	—	—	49	4	3	56

Distributions to noncontrolling interest	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	2	—	—	—	2
Stock options exercised, including excess tax benefit of $0	350,762	—	7	—	—	—	7
Restricted stock award vesting, net of excess tax benefit of $0	159,802	—	(1)	—	—	—	(1)

Balance at March 31, 2011	56,209,782	$1	$1,077	$514	$33	$12	$1,637

Three Months Ended March 31, 2010

	PHH Corporation Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance at December 31, 2009	54,774,639	$1	$1,056	$416	$19	$12	$1,504

Comprehensive income:
Net income	—	—	—	8	—	—
Currency translation adjustment	—	—	—	—	6	—

Total comprehensive income	—	—	—	8	6	—	14

Stock compensation expense	—	—	4	—	—	—	4
Stock options exercised, including excess tax benefit of $0	333,610	—	5	—	—	—	5
Restricted stock award vesting, net of excess tax benefit of $0	225,607	—	(3)	—	—	—	(3)

Balance at March 31, 2010	55,333,856	$1	$1,062	$424	$25	$12	$1,524

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months
	Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$52	$8
Adjustments to reconcile Net income to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(180)	(97)
Net unrealized loss on mortgage servicing rights	32	52
Vehicle depreciation	306	308
Other depreciation and amortization	6	6
Origination of mortgage loans held for sale	(9,488)	(5,866)
Proceeds on sale of and payments from mortgage loans held for sale	12,648	6,010
Net loss (gain) on interest rate lock commitments, mortgage loans held for sale and related derivatives	13	(165)
Deferred income tax expense	30	1
Other adjustments and changes in other assets and liabilities, net	(265)	50

Net cash provided by operating activities	3,154	307

Cash flows from investing activities:
Investment in vehicles	(381)	(376)
Proceeds on sale of investment vehicles	82	87
Proceeds on sale of mortgage servicing rights	—	3
Purchases of property, plant and equipment	(4)	(3)
Purchases of restricted investments	(35)	—
Proceeds from sales and maturities of restricted investments	41	—
(Increase) decrease in Restricted cash and cash equivalents	(32)	49
Other, net	21	4

Net cash used in investing activities	(308)	(236)

Cash flows from financing activities:
Proceeds from borrowings	16,272	7,371
Principal payments on borrowings	(18,984)	(7,449)
Issuances of Company Common Stock	7	5
Cash paid for debt issuance costs	(4)	(7)
Other, net	(5)	(2)

Net cash used in financing activities	(2,714)	(82)

Effect of changes in exchange rates on Cash and cash equivalents	(2)	(2)

Net increase (decrease) in Cash and cash equivalents	130	(13)
Cash and cash equivalents at beginning of period	195	150

Cash and cash equivalents at end of period	$325	$137

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries are consolidated within the Condensed Consolidated Financial Statements, and Realogy Corporation’s ownership interest is presented as a noncontrolling interest.
The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, which is commonly referred to as GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
On March 31, 2011, the Company sold 50.1% of the equity interest in its appraisal services business, Speedy Title and Appraisal Review Services, (“STARS”) to CoreLogic, Inc. for a total purchase price of $35 million. The total purchase price consisted of an initial $20 million cash payment that was received on March 31, 2011, and three future $5 million installment payments to be received on March 31, 2012, 2014 and 2016. Upon the occurrence of certain events prior to September 30, 2017, the Company may have the right or obligation to purchase CoreLogic’s interests. The Company deconsolidated STARS and retained a 49.9% equity interest, which is accounted for under the equity method and is recorded within Other assets with an initial fair value of $34 million as of March 31, 2011. The net assets of STARS were not significant. A $68 million gain on the sale of the 50.1% equity interest was recorded within Other income, which consisted of the net present value of the purchase price paid by CoreLogic plus the initial fair value of the remaining equity method investment in STARS. Subsequent to March 31, 2011, the Company will still participate in the appraisal services business through its interest in STARS, and will be entitled to its proportionate share of STARS’ earnings based on its 49.9% ownership interest.
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
Unless otherwise noted and except for share and per share data, dollar amounts presented within these Notes to Condensed Consolidated Financial Statements are in millions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Changes In Accounting Policies
Goodwill. In December 2010, the FASB issued new accounting guidance on performing tests of goodwill impairment, ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. This new accounting guidance requires that entities perform a two-step test when evaluating goodwill impairment by first assessing whether the carrying value of the reporting unit exceeds the fair value (Step 1) and, if it does, perform additional procedures to determine if goodwill has been impaired (Step 2). This guidance require entities performing the goodwill impairment test to perform Step 2 of the test for reporting units with zero or negative carrying amounts if it is more likely than not that a goodwill impairment exists based on qualitative considerations. The Company adopted the updates to goodwill impairment guidance effective January 1, 2011. The adoption did not impact the Company’s financial statements.
Business Combinations. In December 2010, the FASB issued new accounting guidance on business combinations, ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This new accounting guidance requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This new accounting guidance also expands the supplemental pro-forma disclosures for Business Combinations to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted the new business combination guidance effective January 1, 2011. The adoption did not have an impact on the Company’s financial statements.
Revenue Recognition. In October 2009, the FASB issued new accounting guidance on revenue recognition, ASU No. 2009-13, “Multiple Deliverable Arrangements”. This new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables (i) contains more than one unit of accounting and (ii) how the arrangement consideration should be measured and allocated to the separate units of accounting. The Company adopted the updates revenue recognition guidance effective January 1, 2011. The adoption did not have an impact on the Company’s financial statements.
Recently Issued Accounting Pronouncements
Receivables. In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. This new guidance requires a creditor performing an evaluation of whether a restructuring constitutes a troubled debt restructuring, to separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. This standard clarifies the guidance on a creditor’s evaluation of whether it has granted a concession as well as the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The update also requires entities to disclose additional quantitative activity regarding troubled debt restructurings of finance receivables that occurred during the period, as well as additional information regarding troubled debt restructurings that occurred within the previous twelve months and for which there was a payment default during the current period. The new accounting guidance is effective beginning July 1, 2011, and should be applied retrospectively to January 1, 2011. The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
For the three months ended March 31, 2011 and 2010, the weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes: (i) approximately 0.3 million and 1.2 million, respectively, of outstanding stock-based compensation awards as their inclusion would be anti-dilutive; (ii) purchased options and sold warrants related to the assumed conversion of the 2012 Convertible notes as their inclusion would be anti-dilutive; (iii) sold warrants related to the Company’s 2014 Convertible notes as their inclusion would be anti-dilutive; and (iv) the 2014 Convertible notes and related purchased options as they are currently to be settled only in cash.
The following table summarizes the calculations of basic and diluted earnings per share attributable to PHH Corporation for the periods indicated:

	Three Months
	Ended March 31,
	2011	2010
	(In millions, except share
	and per share data)
Net income attributable to PHH Corporation	$49	$8

Weighted-average common shares outstanding — basic	56,108,525	55,035,745
Effect of potentially dilutive securities:
Stock options	235,128	133,102
Restricted stock units	699,602	779,681
Assumed conversion of the 2012 Convertible notes	1,583,917	—

Weighted-average common shares outstanding — diluted	58,627,172	55,948,528

Basic earnings per share attributable to PHH Corporation	$0.87	$0.15
Diluted earnings per share attributable to PHH Corporation	$0.84	$0.15

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Restricted Cash, Cash Equivalents and Investments

The following table summarizes Restricted cash, cash equivalents and investment balances:

	March 31,	December 31,
	2011	2010
	(In millions)
Restricted cash and cash equivalents	$310	$277
Restricted investments, at fair value	248	254

Restricted cash, cash equivalents and investments	$558	$531

The restricted cash related to our reinsurance activities was invested in certain debt securities as permitted under the reinsurance agreements. These investments remain in trust for capital fund requirements and potential reinsurance losses, as summarized in the following tables:

	March 31, 2011
					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
	(In millions)
Restricted investments classified as available-for-sale:
Corporate securities	$69	$69	$—	$—	27 mos.
Agency securities (1)	100	101	1	—	23 mos.
Government securities	78	78	—	—	25 mos.

Total available-for-sale securities	$247	$248	$1	$—	25 mos.

	December 31, 2010
					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
	(In millions)
Restricted investments classified as available-for-sale:
Corporate securities	$71	$71	$—	$—	30 mos.
Agency securities (1)	106	107	1	—	26 mos.
Government securities	76	76	—	—	28 mos.

Total available-for-sale securities	$253	$254	$1	$—	27 mos.

(1)	Represents bonds and notes issued by various agencies including, but not limited to, Fannie Mae, Freddie Mac and Federal Home Loan Banks.
During the three months ended March 31, 2011, the amount of realized gains and losses from the sale of available-for-sale securities was not significant. There were no available-for-sale securities outstanding during the three months ended March 31, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Mortgage Servicing Rights

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the servicing portfolio associated with loans subserviced for others. The total servicing portfolio, including loans subserviced for others was $170.7 billion and $166.1 billion as of March 31, 2011 and December 31, 2010, respectively. Mortgage servicing rights (“MSRs”) recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio, and are created either through the direct purchase of servicing from a third party, or through the sale of an originated loan.
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Three Months
	Ended March 31,
	2011	2010
	(In millions)
Balance, beginning of period	$134,753	$127,700
Additions	12,347	5,688
Payoffs, sales and curtailments	(6,023)	(4,844)

Balance, end of period	$141,077	$128,544

The activity in capitalized MSRs consisted of:

	Three Months
	Ended March 31,
	2011	2010
	(In millions)
Mortgage Servicing Rights:
Balance, beginning of period	$1,442	$1,413
Additions	180	97
Changes in fair value due to:
Realization of expected cash flows	(60)	(63)
Changes in market inputs or assumptions used in the valuation model	28	11

Balance, end of period	$1,590	$1,458

Contractually specified servicing fees, late fees and other ancillary servicing revenue were recorded within Loan servicing income as follows:

	Three Months
	Ended March 31,
	2011	2010
	(In millions)
Net service fee revenue	$106	$97
Late fees	6	5
Other ancillary servicing revenue	11	10
As of March 31, 2011 and December 31, 2010, the MSRs had a weighted-average life of approximately 6.0 years and 5.7 years, respectively. The following summarizes certain information regarding the initial and ending capitalization rates of the MSRs:

	Three Months
	Ended March 31,
	2011	2010
Initial capitalization rate of additions to MSRs	1.46%	1.70%
Weighted-average servicing fee of additions to MSRs (in basis points)	28	30

	As of March 31,
	2011	2010
Capitalized servicing rate	1.13%	1.13%
Capitalized servicing multiple	3.7	3.7
Weighted-average servicing fee (in basis points)	30	30
See Note 13, “Fair Value Measurements” for additional information regarding the valuation of MSRs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Mortgage Loan Sales

Residential mortgage loans are sold through one of the following methods: (i) sales to Fannie Mae and Freddie Mac and loan sales to other investors guaranteed by Ginnie Mae (collectively “GSEs”), or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: servicing rights and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests). During the three months ended March 31, 2011, the Company did not retain any interests from sales or securitizations other than mortgage servicing rights. See Note 10, “Credit Risk” for a further description of recourse obligations.
The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Three Months
	Ended March 31,
	2011	2010
	(In millions)
Proceeds from new loan sales or securitizations	$12,306	$5,763
Servicing fees received (1)	106	97
Purchases of delinquent or foreclosed loans (2)	(9)	(12)
Servicing advances (3)	(436)	(344)
Repayment of servicing advances	426	338

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Excludes indemnification payments to investors and insurers of the related mortgage loans.

(3)	As of March 31, 2011 and December 31, 2010, outstanding servicing advance receivables of $194 million and $187 million, respectively, were included in Accounts receivable, net.
During the three months ended March 31, 2011 and 2010, pre-tax gains of $178 million and $102 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Derivatives

The Company did not have any derivative instruments designated as hedging instruments as of and during the three months ended March 31, 2011 or as of and during the year ended December 31, 2010. Derivative instruments are recorded in Other assets and Other liabilities in the Condensed Consolidated Balance Sheets, except for certain instruments related to the Convertible notes due in 2012 which are recorded in equity. Derivative instruments and the risks they manage are as follows:
•	Forward delivery commitments—Related to interest rate and price risk for Mortgage loans held for sale and interest rate lock commitments

•	Option contracts— Related to interest rate and price risk for interest rate lock commitments

•	Interest rate contracts—Related to interest rate risk for variable-rate debt arrangements and fixed-rate leases

•	Convertible note-related agreements—Related to the issuance of the Convertible notes due in 2014

•	Foreign exchange contracts—Related to exposure to currency fluctuations that would impact our investment in, or borrowings related to, our Canadian operations
The following table presents the balances of outstanding derivative amounts on a gross basis prior to the application of counterparty and collateral netting:

	March 31, 2011			December 31, 2010
	Asset	Liability		Asset	Liability
	Derivatives	Derivatives	Notional	Derivatives	Derivatives	Notional
	(In millions)
Interest rate lock commitments	$51	$2	$3,765	$42	$46	$7,328
Forward delivery commitments: (1)
Not subject to master netting arrangements	10	11	4,325	61	14	4,703
Subject to master netting arrangements(2)	10	24	5,999	248	68	16,438
Interest rate contracts	3	—	592	4	—	653
Option contracts	1	—	600	—	—	—
Convertible note-related agreements (3)	44	44	—	54	54	—
Foreign exchange contracts	—	1	108	—	—	30

Gross derivative assets and liabilities	119	82		409	182

Netting adjustments:
Offsetting receivables/ payables	(12)	(12)		(241)	(241)
Cash collateral paid / received	5	(8)		—	190

Net fair value of derivative instruments	$112	$62		$168	$131

(1)	The net notional amount of Forward delivery commitments was $4.1 billion and $10.3 billion as of March 31, 2011 and December 31, 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Represents derivative instruments that are executed with the same counterparties and subject to master netting arrangements. Forward delivery commitments subject to netting shown above were presented in the Balance sheets as follows:

	March 31, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(In millions)
Other Assets	$4	$6	$10	$3
Other Liabilities	6	18	238	65

Total	$10	$24	$248	$68

(3)	The notional amount of the derivative instruments related to the issuance of the 2014 Convertible notes represents 9.6881 million shares of the Company’s Common stock as of March 31, 2011 and December 31, 2010.
The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Statement of	Three Months
	Operations Presentation	Ended March 31,
		2011	2010
		(In millions)
Interest rate lock commitments	Gain on mortgage loans, net	$184	$202
Option contracts	Gain on mortgage loans, net	(3)	—
Forward delivery commitments	Gain on mortgage loans, net	10	(57)
Interest rate contracts	Fleet interest expense	—	(3)
Foreign exchange contracts	Fleet interest expense	(2)	(1)

Total derivative instruments		$189	$141

7. Vehicle Leasing Activities

The components of Net investment in fleet leases were as follows:

	March 31,	December 31,
	2011	2010
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$7,702	$7,601
Vehicles under closed-end operating leases	194	208

Vehicles under operating leases	7,896	7,809
Less: Accumulated depreciation	(4,725)	(4,671)

Net investment in operating leases	3,171	3,138

Direct Financing Leases:
Lease payments receivable	98	106
Less: Unearned income	(3)	(3)

Net investment in direct financing leases	95	103

Off-Lease Vehicles:
Vehicles not yet subject to a lease	225	248
Vehicles held for sale	21	7
Less: Accumulated depreciation	(11)	(4)

Net investment in off-lease vehicles	235	251

Net investment in fleet leases	$3,501	$3,492

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Debt and Borrowing Arrangements

The following table summarizes the components of indebtedness:

	March 31, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
	Balance	Interest Rate(1)	Balance	Interest Rate(1)
	(In millions)
Term notes, in amortization	$1,898	2.1%	$1,167	2.2%
Term notes, in revolving period	85	2.3%	989	2.0%
Variable-funding notes	974	1.8%	871	1.9%
Other	38	5.1%	39	5.1%

Total Vehicle Management Asset-Backed Debt	2,995		3,066

Committed warehouse facilities	1,081	2.2%	2,419	2.1%
Uncommitted warehouse facilities	—	—	1,290	1.2%
Servicing advance facility	71	2.8%	68	2.8%

Total Mortgage Asset-Backed Debt	1,152		3,777

Term notes	782	8.1%	782	8.1%
Convertible notes	438	4.0%	430	4.0%
Credit facilities	—	—	—	—

Total Unsecured Debt	1,220		1,212

Mortgage Loan Securitization Debt Certificates, at Fair Value (2)	28	7.0%	30	7.0%

Total Debt	$5,395		$8,085

(1)	Represents the weighted-average stated interest rate of the facilities as of the respective date. Facilities are variable-rate, except for the Term notes, Convertible notes, and Mortgage Loan Securitization Debt Certificates which are fixed-rate.

(2)	Cash flows of securitized mortgage loans support payment of the debt certificates and creditors of the securitization trust do not have recourse to the Company.
Assets held as collateral that are not available to pay the Company’s general obligations as of March 31, 2011 consisted of:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed
	Debt	Debt
	(In millions)
Restricted cash and cash equivalents	$278	$—
Accounts receivable	48	83
Mortgage loans held for sale	—	1,131
Net investment in fleet leases	3,237	—

Total	$3,563	$1,214

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the contractual debt maturities as of March 31, 2011:

	Vehicle	Mortgage		Mortgage Loan
	Asset-	Asset-		Securitization
	Backed	Backed	Unsecured	Debt
	Debt (1)	Debt	Debt	Certificates	Total
	(In millions)
Within one year	$1,125	$1,152	$—	$8	$2,285
Between one and two years	900	—	671	7	1,578
Between two and three years	623	—	—	6	629
Between three and four years	336	—	250	5	591
Between four and five years	16	—	350	4	370
Thereafter	—	—	8	—	8

	$3,000	$1,152	$1,279	$30	$5,461

(1)	Maturities of vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets.
Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements. Available capacity under committed asset-backed debt arrangements and unsecured credit facilities as of March 31, 2011 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)
Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$85	$85	$—
Variable-funding notes	1,309	974	335
Mortgage Asset-Backed Debt:
Committed warehouse facilities	2,835	1,081	1,754
Servicing advance facility	120	71	49
Unsecured Committed Credit Facilities(1)	530	16	514

(1)	Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Condensed Consolidated Balance Sheet.
Capacity for Mortgage asset-backed debt shown above excludes $2.0 billion not drawn under uncommitted facilities.
The fair value of debt was $5.5 billion and $8.2 billion as of March 31, 2011 and December 31, 2010, respectively.
Vehicle Management Asset-Backed Debt
Vehicle management asset-backed debt primarily represents variable-rate debt issued by a wholly owned subsidiary, Chesapeake Funding LLC, to support the acquisition of vehicles by the Fleet Management Services segment’s U.S. leasing operations and debt issued by the consolidated special purpose trust, Fleet Leasing Receivables Trust (“FLRT”), the Canadian special purpose trust, used to finance leases originated by the Canadian fleet operation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vehicle management asset-backed debt includes term notes, which provide a fixed funding amount at the time of issuance, or Variable-funding notes under which the committed capacity may be drawn upon as needed during a commitment period, which is typically 364 days in duration. The available capacity under Variable-funding notes may be used to fund future amortization of other Vehicle management asset-backed debt or to fund growth in Net investment in fleet leases during the term of the commitment.
As with the Variable-funding notes, certain Term notes may contain provisions that allow the outstanding debt to revolve for specified periods of time. During these revolving periods, the monthly collection of lease payments allocable to each outstanding series is available to fund the acquisition of vehicles and/or equipment to be leased to customers. Upon expiration of the revolving period, the repayment of principal commences, and the monthly allocated lease payments are applied to the notes until they are paid in full.
Term Notes
As of March 31, 2011, Term notes outstanding that are revolving in accordance with their terms are Chesapeake Series 2009-3 and 2010-1 Note B. Expiration dates of Term notes in their revolving period range from May 31, 2011 to October 20, 2011.
As of March 31, 2011, Term notes outstanding that are amortizing in accordance with their terms are Chesapeake Series 2009-1, 2009-2 and 2009-4 and the FLRT Series 2010-1. Final repayment dates of Term notes in their amortization period range from October 2012 to October 2014.
Variable-funding Notes
As of March 31, 2011, Variable-funding notes outstanding include the FLRT Series 2010-2 and Chesapeake Series 2010-1 Note A and commitments are scheduled to expire August 30, 2011 and May 31, 2011, respectively, but are renewable subject to agreement by the parties.
Mortgage Asset-Backed Debt
Mortgage asset-backed debt primarily represents variable-rate warehouse facilities to support the origination of mortgage loans, which provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the terms of the facility during the warehouse period. The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. These facilities are typically 364-day facilities, and as of March 31, 2011, the range of maturity dates for committed facilities is May 25, 2011 to December 16, 2011.
Committed Facilities
As of March 31, 2011, the Company has outstanding committed mortgage warehouse facilities with the Royal Bank of Scotland, plc, Credit Suisse First Boston Capital LLC, Ally Bank, Bank of America, and Fannie Mae.
On March 3, 2011, the variable-rate committed facility of PHH Home Loans with Ally Bank was amended to extend the maturity date from March 31, 2011 to the earliest of (i) July 31, 2011 or (ii) 90 days after either the Company or Ally Bank gives notice of termination.
Uncommitted Facilities
As of March 31, 2011, the Company has an outstanding uncommitted mortgage repurchase facility with Fannie Mae. The variable-rate uncommitted facility has total capacity of up to $3.0 billion as of March 31, 2011, less certain amounts outstanding under the $1.0 billion committed Fannie Mae facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Servicing Advance Facility
As of March 31, 2011, the Company has a committed facility with Fannie Mae that provides for the early reimbursement of certain servicing advances made on behalf of Fannie Mae.
Unsecured Debt
Term Notes
Term notes include $350 million of 9 1/4% Senior notes due in 2016 that have been registered under a public registration statement and $424 million of Medium-term notes. The effective interest rate of the term notes, which includes the accretion of the discount and issuance costs, was 9.9% as of March 31, 2011.
Credit Facilities
Credit facilities primarily represents an Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. The facility has $525 million of commitments which are scheduled to terminate on February 29, 2012. Provided certain conditions are met, the Company may extend the commitments for an additional year at its request.
As of March 31, 2011, there were no outstanding amounts borrowed under the Amended Credit Facility and the interest rate of commitments of the facility ranged from 3.9% to 5.5%.
Convertible Notes
Convertible notes include a private offering of $250 million of 4.0% Convertible senior notes with a maturity date of April 15, 2012 and a private offering of $250 million of 4.0% Convertible senior notes with a maturity date of September 1, 2014.
As of March 31, 2011 and December 31, 2010, the carrying amount of the convertible notes is net of an unamortized discount of $62 million and $70 million, respectively. The effective interest rate of the convertible notes, which includes the accretion of the discount and issuance costs, was 12.7% as of March 31, 2011. There have been no conversions of the convertible notes since issuance.
Debt Covenants
Certain debt arrangements require the maintenance of certain financial ratios and contain affirmative and negative covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of the Company and its material subsidiaries, mergers, liens, liquidations, sale and leaseback transactions, and restrictions on certain types of payments.
There were no significant amendments to the terms of our debt covenants during the three months ended March 31, 2011. At March 31, 2011, the Company was in compliance with all of its financial covenants related to its debt arrangements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Income Taxes
Interim income tax expense or benefit is recorded by applying a projected full-year effective income tax rate to the quarterly Income before income taxes for results that are deemed to be reliably estimable. Certain results dependent on fair value adjustments of the Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore discrete year-to-date income tax provisions are recorded on those results.
Income tax expense was significantly impacted by the following items that increased (decreased) the effective tax rate:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
State and local income taxes, net of federal tax benefits	$5	1
Liabilities for income tax contingencies	(8)	1
Changes in valuation allowance	4	2
State and local income taxes, net of federal tax benefits. The impact to the effective tax rate from State and local income taxes primarily represents the volatility in the pre-tax income or loss, as well as the mix of income and loss from the operations by entity and state income tax jurisdiction. The effective state tax rate has stayed consistent for the three months ended March 31, 2011 and 2010.
Liabilities for income tax contingencies. The impact to the effective tax rate from changes in the liabilities for income tax contingencies primarily represents decreases in liabilities associated with the resolution and settlement with various taxing authorities, partially offset by increases in liabilities associated with new uncertain tax positions taken during the quarter. During the three months ended March 31, 2011, the IRS concluded its examination and review of the Company’s taxable years 2006 through 2009.
Changes in valuation allowance. The impact to the effective tax rate from Changes in valuation allowance primarily represents loss carryforwards generated during the period for which the Company believes it is more likely than not that the amounts will not be realized. For the three months ended March 31, 2011 and 2010, the increases were primarily driven by tax losses generated by our mortgage business in each period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. Credit Risk
The Company is subject to the following forms of credit risk:
•	Consumer credit risk—through mortgage banking activities as a result of originating and servicing residential mortgage loans

•	Commercial credit risk—through fleet management and leasing activities

•	Counterparty credit risk—through derivative transactions, sales agreements and various mortgage loan origination and servicing agreements
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

	March 31,	December 31,
	2011	2010
	(In millions)
Loan Servicing Portfolio Composition:
Owned	$143,028	$140,160
Subserviced	27,683	25,915

Total servicing portfolio	$170,711	$166,075

Conventional loans	$139,092	$136,261
Government loans	24,969	23,100
Home equity lines of credit	6,650	6,714

Total servicing portfolio	$170,711	$166,075

Weighted-average interest rate	4.8%	4.9%

	March 31, 2011		December 31, 2010
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance
Portfolio Delinquency(1)
30 days	1.99%	1.70%	2.36%	2.01%
60 days	0.48%	0.45%	0.67%	0.60%
90 or more days	0.98%	1.00%	1.21%	1.27%

Total delinquency	3.45%	3.15%	4.24%	3.88%

Foreclosure/real estate owned (2)	2.19%	2.26%	2.30%	2.37%

(1)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)	As of March 31, 2011 and December 31, 2010, there were 18,143 and 18,554 of loans in foreclosure with unpaid principal balances of $3.2 billion and $3.3 billion, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Foreclosure-Related Reserves
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
Foreclosure-related reserves are maintained for the liabilities for probable losses related to repurchase and indemnification obligations and on-balance sheet loans in foreclosure and real estate owned. A summary of the activity in foreclosure-related reserves is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Balance, beginning of period	$111	$86
Realized foreclosure losses	(16)	(16)
Increase in reserves due to:
Changes in assumptions	15	24
New loan sales	5	2

Balance, end of period	$115	$96

Foreclosure-related reserves consist of the following:
Loan Repurchases and Indemnifications
The maximum exposure to representation and warranty provisions exceeds the amount of loans in the capitalized portfolio of $141.1 billion; however, the range of total possible losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties. As of March 31, 2011, approximately $205 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 15% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).
As of March 31, 2011 and December 31, 2010, liabilities for probable losses related to repurchase and indemnification obligations of $78 million and $74 million, respectively, are included in Other liabilities in the Condensed Consolidated Balance Sheets.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The carrying values of the mortgage loans in foreclosure and real estate owned are recorded within Other Assets on the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
	2011	2010
	(In millions)
Mortgage loans in foreclosure	$131	$128
Allowance for probable losses	(22)	(22)

Mortgage loans in foreclosure, net	$109	$106

Real Estate Owned	$50	$54
Adjustment to estimated net realizable value	(15)	(15)

Real Estate Owned, net	$35	$39

Mortgage Reinsurance
The Company has exposure to consumer credit risk through losses from two contracts with primary mortgage insurance companies, that are inactive and in runoff. The Company’s exposure to losses through these reinsurance contracts is based on mortgage loans pooled by year of origination.
As of March 31, 2011, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 4.7 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers.
The Company is required to hold securities in trust related to this potential obligation, which were $255 million, included in Restricted cash, cash equivalents and investments in the Condensed Consolidated Balance Sheet as of March 31, 2011. The amount of securities held in trust is contractually specified in the reinsurance agreements and is based on the original risk assumed under the contracts and the incurred losses to date.
The unpaid reinsurance losses outstanding as of March 31, 2011 were $7 million. As of March 31, 2011, $110 million was included in Other liabilities in the Condensed Consolidated Balance Sheet for incurred and incurred but not reported losses associated with mortgage reinsurance activities, which was determined on an undiscounted basis.
A summary of the activity in reinsurance-related reserves is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Balance, beginning of period	$113	$108
Realized reinsurance losses	(16)	(2)
Increase in liability for reinsurance losses	13	11

Balance, end of period	$110	$117

Commercial Credit Risk
Vehicle leases are primarily classified as operating leases; however, certain leases are classified as direct financing leases and recorded within Net investment in fleet leases in the Condensed Consolidated Balance Sheets.
As of March 31, 2011 and December 31, 2010, direct financing leases greater than 90 days past due total $21 million and $19 million, respectively. As of March 31, 2011 and December 31, 2010, direct financing leases greater than 90 days that are still accruing interest are $19 million and $16 million, respectively and the allowance for credit losses was $3 million as of both periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Commitments and Contingencies
Legal Contingencies
The Company is party to various claims and legal proceedings from time to time related to contract disputes and other commercial, employment and tax matters.
PHH Mortgage Corporation, a wholly-owned subsidiary of the Company, is the defendant in a lawsuit initiated in 2009 in the United States District Court, Middle District of Georgia, by a borrower with a loan that has been serviced by the Company. The borrower alleged breach of contract, negligent servicing and violations of the Real Estate Settlement Procedures Act. On March 21, 2011, the jury issued a verdict in favor of the borrower, awarding compensatory damages of $1 million and punitive damages of $20 million, resulting in an exposure of $21 million.
The Company intends to seek further judicial review of the case including appeal as necessary. The recorded liability for probable losses related to this matter as of March 31, 2011 was not significant.
12. Accumulated Other Comprehensive Income
The after-tax components of Accumulated other comprehensive income were as follows:
Three Months Ended March 31, 2011

		Unrealized
		Gains on
	Currency	Available-
	Translation	for-Sale	Pension
	Adjustment	Securities	Adjustment	Total
	(In millions)
Balance at December 31, 2010	$36	$1	$(8)	$29
Change during 2011	4	—	—	4

Balance at March 31, 2011	$40	$1	$(8)	$33

Three Months Ended March 31, 2010

	Currency
	Translation	Pension
	Adjustment	Adjustment	Total
	(In millions)
Balance at December 31, 2009	$27	$(8)	$19
Change during 2010	6	—	6

Balance at March 31, 2010	$33	$(8)	$25

All components of Accumulated other comprehensive income presented above are net of income taxes; however the currency translation adjustment presented above excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. Fair Value Measurements
Recurring Fair Value Measurements
For assets and liabilities measured at fair value on a recurring basis, there has been no change in the valuation methodologies and classification pursuant to the valuation hierarchy during the three months ended March 31, 2011. The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of March 31, 2011 or December 31, 2010. Significant inputs to the measurement of fair value on a recurring basis and further information on the assets and liabilities measured at fair value on a recurring basis are as follows:
Mortgage Loans Held for Sale. For Level Three mortgage loans held for sale, fair value is estimated utilizing either a discounted cash flow model or underlying collateral values. The assumptions used to measure fair value using a discounted cash flow valuation methodology are as follows:

	March 31,	December 31,
	2011	2010
Prepayment speed	10%	13%
Discount Rate	7-10%	7-10%
Yield	3-8%	3-8%
Credit Loss (annualized)	6-32%	5-31%
The following table reflects the difference between the carrying amount of Mortgage loans held for sale measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	March 31, 2011		December 31, 2010
		Loans 90 or		Loans 90 or
		more days past		more days past
		due and on non-		due and on non-
	Total	accrual status	Total	accrual status
	(In millions)
Mortgage loans held for sale:
Carrying amount	$1,338	$11	$4,329	$14
Aggregate unpaid principal balance	1,352	21	4,356	21

Difference	$(14)	$(10)	$(27)	$(7)

The following table summarizes the components of Mortgage loans held for sale:

	March 31,	December 31,
	2011	2010
	(In millions)
First mortgages:
Conforming(1)	$1,165	$4,123
Non-conforming	118	138
Construction loans	8	11

Total first mortgages	1,291	4,272

Second lien	10	11
Scratch and Dent(2)	35	40
Other	2	6

Total	$1,338	$4,329

(1)	Represents mortgage loans that conform to the standards of the government-sponsored entities.

(2)	Represents mortgage loans with origination flaws or performance issues.
Derivative Instruments. The average pullthrough percentage used in measuring the fair value of interest rate lock commitments was 77% and 78% as of March 31, 2011 and December 31, 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Mortgage Servicing Rights. The significant assumptions used in estimating the fair value of Mortgage servicing rights were as follows (in annual rates):

	March 31,	December 31,
	2011	2010
Weighted-average prepayment speed (CPR)	11%	12%
Option adjusted spread, in basis points	846	844
Volatility	27%	29%
The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	March 31, 2011
	Weighted-
	Average	Option
	Prepayment	Adjusted
	Speed	Spread	Volatility
	(In millions)
Impact on fair value of 10% adverse change	$(71)	$(73)	$(23)
Impact on fair value of 20% adverse change	(136)	(141)	(47)
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
Assets and liabilities measured at fair value on a recurring basis were included in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2011
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)
Assets:
Restricted investments	$—	$248	$—	$—	$248
Mortgage loans held for sale	—	1,181	157	—	1,338
Mortgage servicing rights	—	—	1,590	—	1,590
Other assets:
Derivative assets:
Interest rate lock commitments	—	—	51	—	51
Forward delivery commitments	—	20	—	(7)	13
Interest rate contracts	—	3	—	—	3
Option contracts	—	1	—	—	1
Convertible note-related agreements	—	—	44	—	44
Securitized mortgage loans	—	—	37	—	37
Liabilities:
Other liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$2	$—	$2
Forward delivery commitments	—	35	—	(20)	15
Foreign exchange contracts	—	1	—	—	1
Convertible note-related agreements	—	—	44	—	44
Debt:
Mortgage loan securitization debt certificates	—	—	28	—	28

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)
Assets:
Restricted investments	$—	$254	$—	$—	$254
Mortgage loans held for sale	—	4,157	172	—	4,329
Mortgage servicing rights	—	—	1,442	—	1,442
Other assets:
Derivative assets:
Interest rate lock commitments	—	—	42	—	42
Forward delivery commitments	—	309	—	(241)	68
Interest rate contracts	—	4	—	—	4
Convertible note-related agreements	—	—	54	—	54
Securitized mortgage loans	—	—	42	—	42
Liabilities:
Other liabilities:
Derivative liabilities:
Interest rate lock commitments	—	—	46	—	46
Forward delivery commitments	—	82	—	(51)	31
Convertible note-related agreements	—	—	54	—	54
Debt:
Mortgage loan securitization debt certificates	—	—	30	—	30

(1)	Adjustments to arrive at the carrying amounts of assets and liabilities presented in the Condensed Consolidated Balance Sheets which represent the effect of netting the payable or receivable and cash collateral held or placed with the same counterparties under master netting arrangements.
The activity in assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended March 31, 2011
			Other Assets		Debt
			Interest Rate		Mortgage Loan
	Mortgage	Mortgage	Lock	Securitized	Securitization
	Loans Held	Servicing	Commitments,	Mortgage	Debt
	for Sale	Rights	Net	Loans	Certificates
	(In millions)
Balance, January 1, 2011	$172	$1,442	$(4)	$42	$30
Realized and unrealized gains (losses) for assets	(12)	(32)	184	—	—
Realized and unrealized (gains) losses for liabilities	—	—	—	(1)	1
Purchases	12	—	—	—	—
Issuances	177	180	—	—	—
Settlements	(173)	—	(131)	(4)	(3)
Transfers into level three (1)	48	—	—	—	—
Transfers out of level three (2)	(67)	—	—	—	—

Balance, March 31, 2011	$157	$1,590	$49	$37	$28

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2010
			Other Assets			Debt
	Mortgage			Interest Rate		Mortgage Loan
	Loans	Mortgage		Lock	Securitized	securitization
	Held	Servicing	Investment	Commitments,	Mortgage	debt
	for Sale	Rights	Securities	Net	Loans	certificates
	(In millions)
Balance, January 1, 2010	$111	$1,413	$12	$26	$—	$—
Realized and unrealized gains (losses) for assets	(2)	(52)	—	202	2	—
Realized and unrealized losses for liabilities	—	—	—	—	—	1
Purchases, issuances and settlements, net	(19)	97	—	(177)	(4)	(4)
Transfers into level three (1)	18	—	—	—	—	—
Transfers out of level three (2)	(16)	—	—	—	—	—
Transition adjustment (3)	—	—	(11)	—	51	40

Balance, March 31, 2010	$92	$1,458	$1	$51	$49	$37

(1)	Represents transfers to Scratch and Dent and Non-Conforming loans from conforming loans. Loans that transfer into Level Three represent mortgage loans with origination flaws, performance issues, or characteristics that would make them not currently saleable through the Agency mortgage-backed security market.

(2)	Represents Scratch and Dent and construction loans that were foreclosed upon, construction loans that converted to first mortgages and Scratch and Dent or Non-Conforming loans with origination flaws, performance issues or characteristics that were corrected. Mortgage loans in foreclosure are measured at fair value on a non-recurring basis, as discussed in further detail below.

(3)	Represents the transition adjustment related to the adoption of updates to Consolidation and Transfers and Servicing accounting guidance resulting in the consolidation of a mortgage loan securitization trust.
For assets and liabilities classified within Level Three of the valuation hierarchy, the following table summarizes the amounts included in the Condensed Consolidated Statements of Operations for: (i) realized and unrealized gains and losses and (ii) unrealized gains and losses related to assets and liabilities that are included in the Condensed Consolidated Balance Sheets as of the end of the respective period:

	Three Months Ended March 31, 2011
					Mortgage	Related to
					Loan	Assets and
	Mortgage	Mortgage	Interest Rate	Securitized	Securitization	Liabilities Held at
	Loans Held	Servicing	Lock	Mortgage	Debt	March 31,
	for Sale	Rights	Commitments	Loans	Certificates	2011
	(In millions)
Gain on mortgage loans, net	$(15)	$—	$184	$—	$—	$33
Change in fair value of mortgage servicing rights	—	(32)	—	—	—	(28)
Mortgage interest income	3	—	—	1	—	—
Mortgage interest expense	—	—	—	—	(1)	—
Other income	—	—	—	(3)	—	(3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2010
					Mortgage	Related to
					Loan	Assets and
	Mortgage	Mortgage	Interest Rate	Securitized	Securitization	Liabilities Held at
	Loans Held	Servicing	Lock	Mortgage	Debt	March 31,
	for Sale	Rights	Commitments	Loans	Certificates	2010
	(In millions)
Gain on mortgage loans, net	$(4)	$—	$202	$—	$—	$44
Change in fair value of mortgage servicing rights	—	(52)	—	—	—	11
Mortgage interest income	3	—	—	1	—	1
Mortgage interest expense	—	—	—	—	(1)	—
Other income	—	—	—	1	—	1
Non-Recurring Fair Value Measurements
Other Assets. The allowance for probable losses associated with mortgage loans in foreclosure and the adjustment to record REO at their estimated net realizable value were based upon fair value measurements from Level Two of the valuation hierarchy. During the three months ended March 31, 2011 and 2010, total foreclosure-related charges of $15 million and $23 million, respectively, were recorded in Other operating expenses, which include changes in the estimate of losses related to off-balance sheet exposure to loan repurchases and indemnifications in addition to the provision for valuation adjustments for mortgage loans in foreclosure and REO. See Note 10, “Credit Risk” for further discussion regarding the balances of mortgage loans in foreclosure, REO, and the off-balance sheet exposure to loan repurchases and indemnifications.
14. Variable Interest Entities
Significant variable interest entities included in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2011
		Chesapeake
		and D.L	FLRT and	Mortgage
	PHH Home	Peterson	PHH Lease	Securitization
	Loans	Trust	Receivables LP	Trust
	(In millions)
ASSETS
Cash	$43	$6	$—	$—
Restricted cash(1)	—	237	40	—
Mortgage loans held for sale	220	—	—	—
Accounts receivable, net	9	48	—	—
Net investment in fleet leases	—	2,785	456	—
Property, plant and equipment, net	1	—	—	—
Other assets	10	10	3	37

Total assets	$283	$3,086	$499	$37

Assets held as collateral(2)	$184	$3,070	$463	$—

LIABILITIES
Accounts payable and accrued expenses	$15	$3	$2	$—
Debt	169	2,547	410	28
Other liabilities	5	—	—	—

Total liabilities(3)	$189	$2,550	$412	$28

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010
		Chesapeake
		and D.L	FLRT and	Mortgage
	PHH Home	Peterson	PHH Lease	Securitization
	Loans	Trust	Receivables LP	Trust
	(In millions)
ASSETS
Cash	$40	$4	$—	$—
Restricted cash(1)	—	202	39	—
Mortgage loans held for sale	384	—	—	—
Accounts receivable, net	14	50	—	—
Net investment in fleet leases	—	2,854	502	—
Property, plant and equipment, net	1	—	—	—
Other assets	10	12	18	42

Total assets	$449	$3,122	$559	$42

Assets held as collateral(2)	$331	$3,106	$506	$—

LIABILITIES
Accounts payable and accrued expenses	$20	$3	$16	$—
Debt	304	2,577	450	30
Other liabilities	5	—	—	—

Total liabilities(3)	$329	$2,580	$466	$30

(1)	Restricted cash of Chesapeake Funding and FLRT primarily relates to amounts collected for lease payments and related receivables specifically designated to purchase assets, to repay debt and/or to provide over-collateralization related to vehicle management asset-backed debt arrangements.

(2)	Assets held as collateral relate to the entity’s borrowing arrangements and are not available to pay the Company’s general obligations. See Note 8, “Debt and Borrowing Arrangements” for further information.

(3)	Total liabilities exclude intercompany payables.
PHH Home Loans
For the three months ended March 31, 2011, approximately 17% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 83% were originated by PHH Home Loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15. Segment Information
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
Segment results were as follows:

	Net Revenues		Segment Profit (Loss) (1)
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
	(In millions)
Mortgage Production segment (2)	$214	$152	$52	$25
Mortgage Servicing segment	57	36	14	(13)
Fleet Management Services segment	395	390	16	8

Total reportable segments	666	578	82	20
Other	(1)	(1)	—	(1)

Total Company	$665	$577	$82	$19

	Total Assets
	As of	As of
	March 31,	December 31,
	2011	2010
	(In millions)
Mortgage Production segment	$1,591	$4,605
Mortgage Servicing segment	2,441	2,291
Fleet Management Services segment	4,259	4,216
Other	267	158

Total Company	$8,558	$11,270

(1)	The following is a reconciliation of Income before income taxes to segment profit:

	Three Months
	Ended March 31,
	2011	2010
	(In millions)
Income before income taxes	$85	$19
Less: net income attributable to noncontrolling interest	3	—

Segment profit	$82	$19

(2)	For the three months ended March 31, 2011, Net revenues and segment profit for the Mortgage Production segment includes a $68 million gain on the 50.1% sale of the equity interests in the Company’s appraisal services business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Item 1. Business”, “Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in sections as follows:
▪	Overview
▪	Results of Operations
▪	Risk Management
▪	Liquidity and Capital Resources
▪	Off-Balance Sheet Arrangements and Guarantees
▪	Critical Accounting Policies
▪	Recently Issued Accounting Pronouncements
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
Although our Fleet Management Services segment has historically generated a larger portion of our Net revenues, our Mortgage Production and Mortgage Servicing segments have historically contributed a significantly larger portion of our Net income (loss). Our Mortgage Production and Mortgage Servicing segments have experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to interest rates and the real estate markets, which impacts our loan origination volumes, valuation of our mortgage servicing rights, and foreclosure-related charges.
Executive Summary
In our mortgage business, an environment of higher interest rates and seasonally lower home purchase volumes resulted in lower volumes of interest rate lock commitments and gain on sale margins. Although the Company closed $13.8 billion of loans in the first quarter of 2011, the closings did not have a significant contribution to the results of operations as the interest rate lock commitments were recognized in prior periods at fair value.
On March 31, 2011, we sold 50.1% of the equity interests in our appraisal services business (Speedy Title and Appraisal Review Services, or “STARS”) to CoreLogic, Inc. and retained the remaining 49.9% of the interests. STARS provides appraisal services, credit research, flood certification, and tax services. We believe this new partnership will enable us to leverage the technology and product expertise of CoreLogic to enhance the customer experience and, ultimately, drive earnings growth. We received a $20 million cash payment in March 2011, with three $5 million installment payments to be received on March 31, 2012, 2014 and 2016. The sale resulted in a total gain of $68 million during the first quarter of 2011 which was inclusive of a $34 million non-cash gain from the initial valuation of our equity method investment upon deconsolidation of STARS.
Our Fleet Management Services segment continued the positive momentum from 2010 with strong earnings from fee-based services.
The following table presents summarized results for PHH Corporation for the first quarters of 2011 and 2010:

	Three Months
	Ended March 31,
	2011	2010
	(In millions, except
	per share data)
PHH Corporation Consolidated:
Net income attributable to PHH Corporation	$49	$8
Basic earnings per share attributable to PHH Corporation	0.87	0.15
Diluted earnings per share attributable to PHH Corporation	0.84	0.15

Reportable Segments Profit (Loss):(1)
Mortgage Production segment	$52	$25
Mortgage Servicing segment	14	(13)
Fleet Management Services segment	16	8

(1)	Segment Profit (Loss) is described in Note 15, “Segment Information” in the accompanying Notes to Condensed Consolidated Financial Statements.
The following summarizes the key highlights that drove our operating performance and segment profit (loss) for our reportable segments during the first quarter of 2011 in comparison to 2010:
Mortgage Production Segment
▪	Segment profit in the first quarter of 2011 was $27 million higher than the same period in 2010 due to a $68 million gain on the sale of 50.1% of the equity interests in STARS, that was partially offset by lower gain on sale margins and lower interest rate lock commitments.
▪	Total mortgage closing volumes for the first quarter of 2011 were $13.8 billion of which approximately 70% were retail and 30% were wholesale/correspondent. Closing volumes were 77% higher than the first quarter of 2010 due to the closing of interest rate lock commitments that were entered into during the second half of 2010.
▪	Higher interest rates and seasonally low purchase volumes resulted in a 21% decline in interest rate lock commitments expected to close to $5.0 billion in the first quarter of 2011 from $6.4 billion in the same period of 2010. Gain on sale margins were down significantly from the first quarter of 2010 reflecting a more normalized level of industry originations.
Mortgage Servicing Segment
▪	Segment profit benefitted in the first quarter of 2011 from a $25 million increase in the fair value of our mortgage servicing rights driven primarily by higher long-term interest rates and improved portfolio delinquencies, as compared to a $7 million decrease during the first quarter of 2010. Additionally, there was a $12 million unfavorable change in fair value due to prepayments and recurring cash flows during the first quarter of 2011 compared to the same period in the prior year, reflecting a higher level of payoffs in the first quarter of 2011.
▪	Loan servicing income increased by $7 million reflecting the continued growth in our loan servicing portfolio. Our average loan servicing portfolio increased by 11% from $152.3 billion in the first quarter of 2010 to $168.8 billion in the first quarter of 2011.

▪	Foreclosure-related charges remain elevated at $15 million during the first quarter of 2011 reflecting a continued higher level of repurchase demands and loss severities.
Fleet Management Services Segment
▪	Fleet segment generated $16 million of segment profit in the first quarter of 2011 and continued to benefit from strong fee-based revenues and lower costs as compared to the first quarter of 2010.
▪	Maintenance service, fuel, and accident management average units all increased in the first quarter of 2011 compared to the same period in 2010 despite a 6% decline in the number of leased vehicles.
See “—Results of Operations—First Quarter 2011 Compared With First Quarter 2010” for additional information regarding our consolidated results and the results of each of our reportable segments.
Industry Trends
Regulatory Trends
Financial Regulatory Reform
Six federal agencies, including the SEC, have proposed a rule providing sponsors of securitizations with various options for meeting the risk-retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Among other things, the options include retaining risk of the securitization transactions equal to 5 percent of each class of asset-backed security, 5 percent of par value of all asset-backed security interests issued, 5 percent of a representative pool of assets, or a combination of these options.
As required by the Dodd-Frank Act, the proposal includes descriptions of loans that would not be subject to these requirements, including asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages” (or QRMs). Proposed criteria to qualify for an exemption from the risk retention requirements include, but are not limited to: (i) loan-to-value ratios for purchases and refinances of 80% and 75%, respectively; (ii) mortgage payment to gross income and debt payment to gross income ratios of 28% and 36%, respectively; (iii) borrower credit requirements including no current delinquencies, 60-day plus delinquencies in the past 2 years, or bankruptcies / foreclosures in the past 3 years; and (iv) loan-type requirements including no interest only, negative amortization, balloon payments, or prepayment penalties.
The proposed rule would also recognize that the 100 percent guarantee of principal and interest provided by Fannie Mae and Freddie Mac meets their risk-retention requirements as sponsors of mortgage-backed securities for as long as they are in conservatorship or receivership with capital support from the U.S. government.
Substantially all of the loans that we originated during 2010 were sold to Fannie Mae, Freddie Mac, or Ginnie Mae and would therefore be exempt from the risk-retention requirements under the current proposal. For our lease securitizations, we believe we currently retain a subordinate position relative to the issued asset-backed securities in excess of the proposed 5% requirement, and we are continuing to monitor the potential impact to the Company under the proposed rules.

Focus on Foreclosure Practices
During the first quarter of 2011, various federal regulators completed a review of 14 entities involved in the mortgage servicing process and noted weaknesses in foreclosure governance processes, foreclosure document preparation processes, and oversight and monitoring of third-party vendors, including foreclosure attorneys. These regulators took formal actions against each of the 14 entities subject to this review to address those weaknesses and risks. These actions require each entity, among other things, to conduct a more complete review of certain aspects of foreclosure actions that occurred between January 1, 2009, and December 31, 2010.
While we were not included in these reviews, we have received inquiries and requests for information from regulators and attorneys general of certain states as well as from the Committee on Oversight and Government Reform of the U.S. House of Representatives, requesting information as to our foreclosure processes and procedures, among other things. We have not received any formal notice of investigation or been assessed any material penalties resulting from our foreclosure practices to date.
Mortgage Production Trends
An increase in interest rates, restrictive underwriting standards, and a weak housing market have resulted in lower loan origination volumes and lower loan margins in the first quarter of 2011 as compared to 2010. As of April 2011, Fannie Mae’s Economics and Mortgage Market Analysis forecasted a decrease in industry loan originations of approximately 32% in 2011 from 2010 levels, which was comprised of a 61% decrease in forecasted refinance activity offset by a 32% increase in forecasted purchase originations. Gain on sale margins have declined significantly from 2010 levels reflecting a more normalized level of industry volumes. For the remainder of 2011, we do not expect margins to change significantly from the first quarter of 2011.
In response to the trends impacting the decline in overall industry originations and margins, we are actively working to grow our market share and improve our profitability. Historically, lower industry originations and margins have led to an increase in mortgage outsourcing opportunities and we intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships.
Mortgage Servicing Trends
The declining housing market and general economic conditions, including higher unemployment rates, have continued to negatively impact our Mortgage Servicing segment through elevated levels of delinquencies and high loss severity rates on defaulted loans. The increased regulatory focus on servicing activities, including foreclosure practices, has increased and will likely continue to increase servicing costs across the industry.
Although portfolio delinquencies have improved during the first quarter of 2011, we continue to experience an elevated level of repurchase demands which we expect to continue throughout the remainder of 2011.
In addition to the increased focus on loan repurchases and indemnifications, we have experienced elevated provisions for reinsurance losses as a result of the continued weakness in the housing market and delinquency and foreclosure experience. We paid $16 million in reinsurance claims during the first quarter of 2011, and expect our paid claims for certain book years to increase during 2011 as foreclosures are completed and insurance claims are processed and finalized. We hold securities in trust related to our potential obligation to pay such claims, which were $255 million and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2011. We expect that the amount of securities currently held in trust will be significantly higher than future claims for reinsurance losses.

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
See “— Risk Management” for additional information regarding mortgage reinsurance and loan repurchases.
Fleet Management Services Trends
The fleet management industry continues to be impacted by the relative strength of the U.S. economy. As the U.S. economy improves, we expect to see continued improvement in the industry. We believe that improvement in the economic conditions will be reflected in continued growth in our service unit counts. We expect the slow decline of the number of funded vehicles to continue in the industry and to see a corresponding trend in our number of leased units. While the natural disasters in Japan have impacted the retail automotive industry including the availability of certain materials for vehicle manufacturers and capacity constraints, we expect to see minimal impact on the fleet management industry.

Results of Operations

Consolidated Results
The following table presents our consolidated results of operations for the first quarters of 2011 and 2010:

	Three Months
	Ended March 31,
	2011	2010
	(In millions)
Net fee income	$128	$90
Fleet lease income	337	339
Gain on mortgage loans, net	59	105
Mortgage net finance expense	(19)	(20)
Loan servicing income	108	101
Change in fair value of mortgage servicing rights	(32)	(52)
Other income	84	14

Net revenues	665	577

Depreciation on operating leases	306	308
Fleet interest expense	20	23
Total other expenses	254	227

Total expenses	580	558

Income before income taxes	85	19
Income tax expense	33	11

Net income	52	8
Less: net income attributable to noncontrolling interest	3	—

Net income attributable to PHH Corporation	$49	$8

First Quarter 2011 Compared With First Quarter 2010
Our Net income attributable to PHH Corporation increased by $41 million during the first quarter of 2011 compared to the first quarter of 2010 which was attributable to increases in segment profit in each of our reportable segments. The first quarter of 2011 includes a $68 million gain on the sale of 50.1% of the interests in our appraisal services business discussed below. A more detailed discussion of the results for our reportable segments is presented within Segment Results below.
We record our interim tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable. Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore we record discrete year-to-date income tax provisions on those results.
During the first quarter of 2011, Income tax expense was $33 million and was impacted by an $8 million decrease in the liabilities for income tax contingencies, primarily due to the resolution and settlement with various taxing authorities, including the conclusion of the IRS examination and review of the Company’s taxable years 2006 through 2009, offset by a $4 million net increase in the valuation allowance for deferred tax assets primarily due to loss carryforwards generated during the quarter for which we believe it is more likely than not that the amounts will not be realized.
During the first quarter of 2010, Income tax expense was $11 million and was impacted by a $2 million net increase in the valuation allowances for deferred tax assets, primarily due to loss carryforwards generated during the quarter for which we believe it is more likely than not that the amounts will not be realized.

Appraisal Services Business Joint Venture
On March 31, 2011, the Company sold 50.1% of the equity interests in its appraisal services business, Speedy Title and Appraisal Review Services, (“STARS”) to CoreLogic, Inc. for a total purchase price of $35 million, consisting of an initial $20 million cash payment received on March 31, 2011, and three future $5 million installment payments to be received on March 31, 2012, 2014 and 2016. Upon the occurrence of certain events prior to September 30, 2017, the Company may have the right or obligation to purchase CoreLogic’s interests. The Company retained a 49.9% equity interest in STARS, which is accounted for under the equity method and was recorded within Other assets with an initial fair value of $34 million. During the first quarter of 2011, a $68 million gain on the sale of the 50.1% equity interest was recorded within Other income, which consisted of the net present value of the purchase price from CoreLogic plus the $34 million from the initial valuation of our equity method investment in STARS.
Beginning in the second quarter of 2011, earnings from the equity method investment in STARS will be recorded net as a component of Other income and will represent 49.9% of the pre-tax income of the STARS joint venture. The following table presents the summary results of operations for STARS, in total, for the periods indicated:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2011	2010	2010
	(In millions)
Mortgage fees	$18	$15	$93
Loan servicing income	1	1	6

Net revenues	19	16	99

Salaries and related expenses	2	2	9
Other operating expenses	14	11	72

Total expenses	16	13	81

Income before income taxes	$3	$3	$18

Segment Results

Discussed below are the results of operations for each of our reportable segments. Segment profit or loss is presented as the income or loss before income tax expense or benefit and after net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy’s noncontrolling interest in the profits and losses of PHH Home Loans. The Other segment includes costs related to general and administrative functions that are allocated back to our reportable segments, certain income and expenses not allocated and intersegment eliminations.
The following tables present the results of our Other segment:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Net revenues	$(1)	$(1)

Salaries and related expenses	19	6
Occupancy and other office expenses	1	—
Fleet interest expense	(2)	(1)
Other operating expenses	11	3
Corporate overhead allocation	(30)	(8)

Total expenses	(1)	—

Segment profit (loss)	$—	$(1)

As a result of our transformation initiatives, as of January 1, 2011 certain general and administrative functions that had previously been part of our Mortgage and Fleet reportable segments were consolidated into our Other segment, including information technology, human resources, finance, and marketing. The majority of general and administrative expenses are allocated back to the segments through a corporate overhead allocation.
Certain costs previously reported by our Mortgage and Fleet segments as Salaries and related expenses during 2010 are now included in the corporate overhead allocation and reported as a component of Other operating expenses. The table below provides a summary of our corporate overhead allocation by segment:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Mortgage Production	$16	$4
Mortgage Servicing	3	1
Fleet Management Services	11	3
Other	(30)	(8)

Total expenses	$—	$—

Other operating expenses for the first quarter of 2011 in our Mortgage Production, Mortgage Servicing, and Fleet Management Services segments increased by $12 million, $2 million and $8 million, respectively, as compared to 2010 resulting from our internal reorganization. These increases were primarily offset by corresponding decreases in Salaries and related expenses and other operating expenses, exclusive of corporate allocations. See individual segment results discussions below for further detail.

Mortgage Production Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended March 31,
	2011	2010
	($ In millions, except
	average loan amount)
Loans closed to be sold	$9,696	$5,673
Fee-based closings	4,134	2,152

Total closings	$13,830	$7,825

Purchase closings	$4,151	$3,418
Refinance closings	9,679	4,407

Total closings	$13,830	$7,825

Fixed rate	$9,938	$5,925
Adjustable rate	3,892	1,900

Total closings	$13,830	$7,825

Retail closings	$9,747	$6,102
Wholesale/correspondent closings	4,083	1,723

Total closings	$13,830	$7,825

Average loan amount	$259,666	$239,899
Loans sold	$12,897	$5,762
Applications	$10,937	$12,199
IRLCs expected to close	$5,044	$6,374

	Three Months
	Ended March 31,
	2011	2010
	(In millions)
Mortgage fees	$86	$52

Gain on mortgage loans, net	59	105

Mortgage interest income	31	16
Mortgage interest expense	(33)	(21)

Mortgage net finance expense	(2)	(5)

Other income	71	—

Net revenues	214	152

Salaries and related expenses	91	76
Occupancy and other office expenses	7	8
Other depreciation and amortization	3	3
Other operating expenses	58	40

Total expenses	159	127

Income before income taxes	55	25
Less: net income attributable to noncontrolling interest	3	—

Segment profit	$52	$25

First Quarter 2011 Compared With First Quarter 2010
Mortgage Production Statistics
Total closings increased $6.0 billion (77%) during the first quarter of 2011 compared to first quarter of 2010 which was primarily attributable to a $5.3 billion increase in refinance closings. The significant increase in refinance closings was a result of the decline in mortgage interest rates during the latter half of 2010 which resulted in increased refinance activity and interest rate lock commitments expected to close (“IRLCs”) during that period which ultimately closed during the first quarter of 2011.
We experienced an increase in both retail closings and wholesale/correspondent closings during the first quarter of 2011. The mix of total closings shifted to a higher percentage of wholesale/correspondent during the first quarter of 2011 due to our continued efforts to expand production in this channel. The increase in wholesale/correspondent originations has allowed us to grow our overall originations and market share; however, retail loans are generally more profitable than wholesale/correspondent and have higher loan margins and higher expenses.
As of April 2011, Fannie Mae’s Economics and Mortgage Market Analysis shows a decline in mortgage industry volumes of approximately 14% during the first quarter of 2011 compared to the first quarter of 2010. The higher interest rate environment and lower industry volumes resulted in a 21% decrease in IRLCs.
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
Mortgage fees increased by $34 million (65%) primarily due to a 60% increase in retail closings coupled with an increase in fee-based originations during the first quarter of 2011 compared to the first quarter of 2010.
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

     The components of Gain on mortgage loans, net were as follows:

	Three Months
	Ended March 31,
	2011	2010	Change	% Change
		(In millions)
Gain on loans	$39	$94	$(55)	(59)%
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(5)	(1)	(4)	(400)%
Economic hedge results	25	12	13	108%

Total change in fair value of mortgage loans and related derivatives	20	11	9	82%

Gain on mortgage loans, net	$59	$105	$(46)	(44)%

Gain on loans decreased $55 million during the first quarter of 2011 compared to the first quarter of 2010 which was primarily attributable to a 21% decrease in interest rate lock commitments expected to close, significantly lower total margins and a higher mix of wholesale/correspondent volume. Margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity. The higher mix of wholesale/correspondent volume caused a reduction in Gain on loans as the cost to acquire the loan from the wholesale/correspondent originator reduces the gain from selling the loan into the secondary market.
The change in fair value of Scratch and Dent and certain non-conforming mortgage loans is primarily attributable to additions to the population of Scratch and Dent loans resulting from repurchases and salability issues. Scratch and Dent loans represent loans with origination flaws or performance issues.
Economic hedge results represent the change in value of our loans, interest rate lock commitments and related derivatives, including the impact of changes in pullthrough. The $13 million increase in economic hedge results during the first quarter of 2011 compared to the first quarter of 2010 was primarily driven by lower volatility in mortgage interest rates and an increase in the actual pullthrough rate of interest rate lock commitments.
Mortgage Net Finance Expense
Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on mortgage loans, interest expense allocated on debt used to fund mortgage loans and an allocation of interest expense for working capital and is primarily driven by the average balance of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. A significant portion of our loan originations are funded with variable-rate short-term debt.
Mortgage net finance expense allocable to the Mortgage Production segment decreased by $3 million during the first quarter of 2011 compared to the first quarter of 2010 due to a $15 million increase in Mortgage interest income partially offset by a $12 million increase in Mortgage interest expense. The increase in Mortgage interest income was primarily due to a higher average volume of loans held for sale due to the increase in loans closed to be sold partially offset by a lower average note rate on loans held for sale resulting from the decline in mortgage interest rates for conforming first mortgage loans during 2010. The increase in Mortgage interest expense was primarily attributable to a higher average volume of loans closed to be sold.
Other Income
Other income during the first quarter of 2011 was $71 million and was primarily comprised of a $68 million gain on the 50.1% sale of the equity interests in our appraisal services business discussed above.

Salaries and Related Expenses
Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses increased by $15 million for the first quarter of 2011 as compared to the same period of 2010. During the first quarter of 2011, we combined general administrative functions, as discussed under “—Segment Results” above, which favorably impacted Salaries and related expenses by $6 million compared to the prior period. The $21 million increase in Salaries and related expenses during the first quarter of 2011 compared to the first quarter of 2010 was primarily attributable to a $13 million increase in salaries and related benefits and a $7 million increase in costs associated with temporary and contract personnel. The increase in salaries and related benefits was due to an increase in permanent employees and was coupled with an increase in costs associated with temporary and contract personnel in response to higher loan closing volumes during the first quarter of 2011 compared to the first quarter of 2010. As a result of the forecasted decline in industry volume, we reduced over 400 full-time equivalents in the first quarter of 2011, and expect further reductions in the second quarter of 2011.
Other Operating Expenses
Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses increased by $18 million for the first quarter of 2011 as compared to the same period of 2010 due a $12 million increase in the corporate overhead allocation and a $6 million increase in production-related costs. During the first quarter of 2011, we combined general administrative functions, as discussed under “—Segment Results” above, which had a $12 million unfavorable impact on Other operating expenses. The resulting $6 million increase in Other operating expenses during the first quarter of 2011 compared to the first quarter of 2010 was primarily attributable an increase in production-related costs resulting from an increase in total closings.

Mortgage Servicing Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended March 31,
	2011	2010
	($ In millions)
Average loan servicing portfolio	$168,764	$152,291
Ending loan servicing portfolio	$170,711	$153,060
Number of loans serviced	1,022,318	959,929
Weighted-average servicing fee (in basis points)	30	30

	Three Months
	Ended March 31,
	2011	2010
	(In millions)
Mortgage interest income	$4	$3
Mortgage interest expense	(20)	(17)

Mortgage net finance expense	(16)	(14)

Loan servicing income	108	101
Change in fair value of mortgage servicing rights	(32)	(52)

Net loan servicing income	76	49

Other (expense) income	(3)	1

Net revenues	57	36

Salaries and related expenses	9	10
Occupancy and other office expenses	3	3
Other operating expenses	31	36

Total expenses	43	49

Segment income (loss)	$14	$(13)

First Quarter 2011 Compared With First Quarter 2010
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
Mortgage net finance expense increased by $2 million during the first quarter of 2011 compared to the first quarter of 2010 due to a $3 million increase in Mortgage interest expense partially offset by a $1 million increase in Mortgage interest income. The increase in Mortgage interest expense was due to a $3 million increase in the interest expense allocated to fund our MSRs resulting from a higher average MSR balance in the first quarter of 2011 compared to the first quarter of 2010. Mortgage interest income increased by $1 million due to an increase in income earned on customer escrow accounts which was attributable to higher average escrow balances. The higher escrow balances during the first quarter of 2011 compared to the first quarter of 2010 related to an 11% increase in the average loan servicing portfolio.

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
The components of Loan servicing income were as follows:

	Three Months
	Ended March 31,
	2011	2010	Change	% Change
		(In millions)
Net service fee revenue	$106	$97	$9	9%
Late fees and other ancillary servicing revenue	17	15	2	13%
Curtailment interest paid to investors	(8)	(7)	(1)	(14)%
Net reinsurance loss	(7)	(4)	(3)	(75)%

Loan servicing income	$108	$101	$7	7%

Loan servicing income increased $7 million during the first quarter of 2011 compared to the first quarter of 2010 which was primarily comprised of an increase in net service fee revenue partially offset by an increase in net reinsurance loss. The $9 million increase in net service fee revenue was primarily due to an 11% increase in the average loan servicing portfolio for the first quarter of 2011 compared to the first quarter of 2010 partially offset by an increase in guarantee fees as a result of a greater composition of loans sold to the GSEs included in our capitalized loan servicing portfolio. The $3 million increase in net reinsurance loss was primarily attributable to a $2 million increase in the provision for reinsurance reserves due to a sustained elevation of delinquency and foreclosure experience associated with reinsured loans coupled with a $1 million decrease in premiums earned related to outstanding reinsurance agreements which have continued in runoff status.
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
The components of Change in fair value of mortgage servicing rights were as follows:

	Three Months
	Ended March 31,
	2011	2010	Change	% Change
		(In millions)
Actual prepayments of the underlying mortgage loans	$(44)	$(34)	$(10)	(29)%
Actual receipts of recurring cash flows	(13)	(11)	(2)	(18)%
Credit-related fair value adjustments(1)	(3)	(18)	15	83%
Market-related fair value adjustments(2)	28	11	17	155%

Change in fair value of mortgage servicing rights	$(32)	$(52)	$20	38%

(1)	Represents the change in fair value of MSRs primarily due to changes in portfolio delinquencies and foreclosures.

(2)	Represents the change in fair value of MSRs due to changes in market inputs and assumptions used in the valuation model.
The change in fair value of MSRs due to actual prepayments is driven by two factors: (i) the number of loans that prepaid during the period and (ii) the current value of the mortgage servicing right asset at the time of prepayment. The $10 million increase in actual prepayments of the underlying mortgage loans during the first quarter of 2011 compared to the first quarter of 2010 was primarily due to higher loan prepayments related to the low interest rate environment experienced during the second half of 2010. Actual payoffs, including principal curtailments, in our capitalized servicing portfolio were $6.0 billion during the first quarter of 2011 compared to $4.8 billion during the first quarter of 2010.
Credit-related fair value adjustments reduced the value of our MSRs by $3 million during the first quarter of 2011 compared to $18 million during the first quarter of 2010. The lower credit-related fair value adjustments were primarily due to improvements in total delinquencies, foreclosures and real estate owned during the first quarter of 2011 compared to the first quarter of 2010. The $18 million adjustment during the first quarter of 2010 was primarily due to the continued deteriorating economic conditions in the broader U.S. economy which resulted in an increase in total delinquencies attributable to the capitalized servicing portfolio.
Market-related fair value adjustments increased the value of our MSRs by $28 million during the first quarter of 2011 compared to $11 million during the first quarter of 2010. The $28 million increase during the first quarter of 2011 was primarily attributable to an increase in mortgage interest rates coupled with a steeper yield curve and lower interest rate volatility. The $11 million increase during the first quarter of 2010 was primarily due to increases in mortgage interest rates during the quarter.
Refer to “—Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs at March 31, 2011.
Other (Expense) Income
Other (expense) income allocable to the Mortgage Servicing segment primarily consists of the change in the net fair value of a mortgage securitization trust where we hold a residual interest. The $4 million unfavorable change in fair value during the first quarter of 2011 compared to the first quarter of 2010 was primarily attributable to an increase in projected credit losses of the underlying securitized mortgage loans.
Other Operating Expenses
The following table presents a summary of the components of Other operating expenses:

	Three Months
	Ended March 31,
	2011	2010	Change	% Change
		(In millions)
Foreclosure-related charges	$15	$23	$(8)	(35)%
Corporate overhead allocation	3	1	2	200%
Other expenses	13	12	1	8%

Other operating expenses	$31	$36	$(5)	(14)%

Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with mortgage loans in foreclosure and real estate owned and allocations for overhead.

Foreclosure-related charges are driven by the volume of repurchases and indemnifications as well as expected loss severities which are impacted by various economic factors including delinquency rates and home price values. The continuing high volume of repurchase requests and loss severities contributed to the $15 million of foreclosure-related charges during the first quarter of 2011, which we expect to continue throughout the remainder of 2011. The $23 million of foreclosure-related charges during the first quarter of 2010 was primarily due to repurchases, indemnifications and make-whole payments on defaulted loans coupled with increasing loss severities due to declines in home prices. The $3 million increase in other expenses was primarily attributable to a $2 million increase in allocations for overhead related to combining general administrative functions, as discussed under “—Segment Results” above.
Fleet Management Services Segment

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Three Months
	Ended March 31,
	2011	2010
	(In thousands of units)
Leased vehicles	278	297
Maintenance service cards	318	272
Fuel cards	290	272
Accident management vehicles	294	288

	Three Months
	Ended March 31,
	2011	2010
	(In millions)
Fleet management fees	$42	$38
Fleet lease income	337	339
Other income	16	13

Net revenues	395	390

Salaries and related expenses	15	22
Occupancy and other office expenses	4	4
Depreciation on operating leases	306	308
Fleet interest expense	22	24
Other depreciation and amortization	3	3
Other operating expenses	29	21

Total expenses	379	382

Segment profit	$16	$8

First Quarter 2011 Compared With First Quarter 2010
Fleet Management Fees
Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees are driven by leased vehicles and service unit counts as well as the usage of fee-based services.

Fleet management fees increased by $4 million during the first quarter of 2011 compared to the first quarter of 2010 primarily due to the higher usage of fee and asset based fleet management services which was primarily attributable to the addition of driver safety training service fees and an increase in service unit volume.
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
Leasing revenue related to operating leases consists of an interest component for the funding cost inherent in the lease as well as a depreciation component for the cost of the vehicles under lease. Leasing revenue related to direct financing leases consists of an interest component for the funding cost inherent in the lease.
Fleet lease income decreased by $2 million during the first quarter of 2011 compared to the first quarter of 2010 primarily due to a 6% decrease in the average number of leased vehicles.
Other Income
Other income primarily consists of gross sales proceeds from our owned vehicle dealerships and the gain or loss from the sale of used vehicles. The cost of vehicles sold from our owned dealerships is included in cost of goods sold within Other operating expenses.
Other income increased by $3 million during the first quarter of 2011 compared to the first quarter of 2010 primarily due to a $2 million increase in vehicle sales to retail customers at our dealerships.
Salaries and Related Expenses
Salaries and related expenses decreased by $7 million during the first quarter of 2011 compared to the first quarter of 2010 primarily due to a $4 million favorable change associated with combining general administrative functions, as discussed under “—Segment Results” above during the first quarter of 2011 coupled with a $2 million decrease in management incentive compensation.
Depreciation on Operating Leases
Depreciation on operating leases is the depreciation expense associated with our vehicles under operating leases included in Net investment in fleet leases. Depreciation on operating leases decreased by $2 million during the first quarter of 2011 compared to the first quarter of 2010 primarily due to a 6% decrease in the average number of vehicles under operating leases.
Fleet Interest Expense
Fleet interest expense decreased by $2 million during the first quarter of 2011 compared to the first quarter of 2010 primarily due to a favorable change in the expense related to the change in fair value of interest rate cap agreements related to vehicle management asset-backed debt.

Other Operating Expenses
The following table presents a summary of the components of Other operating expenses:

	Three Months
	Ended March 31,
	2011	2010	Change	% Change
		(In millions)
Cost of goods sold	$12	$10	$2	20%
Corporate overhead allocation	11	3	8	266%
Other expenses	6	8	(2)	(25)%

Total Other operating expenses	$29	$21	$8	38%

The $2 million increase in cost of goods sold was primarily attributable to the increase in cost of goods sold from our dealerships related to higher vehicle sales to retail customers. The $6 million increase in Other expenses relates to an $8 million increase in allocations for corporate overhead associated with combining general administrative functions, as discussed under “—Segment Results” above during the first quarter of 2011 partially offset by a $2 million decrease in costs related to executing our transformation plan that were incurred during the first quarter of 2010.
Risk Management

In the normal course of business, we are exposed to various risks including, but not limited to, interest rate risk, consumer credit risk, commercial credit risk, counterparty credit risk, liquidity risk, and foreign exchange risk. The Finance and Risk Management Committee of the Board of Directors provides oversight with respect to the assessment of our overall capital structure and its impact on the generation of appropriate risk adjusted returns, as well as the existence, operation and effectiveness of our risk management programs, policies and practices. Our Chief Risk Officer, working with each of our businesses, oversees governance processes and monitoring of these risks including the establishment of risk strategy and documentation of risk policies and controls.
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

Loan Repurchases and Indemnifications
Foreclosure-related reserves are maintained for the liabilities for probable losses related to repurchase and indemnification obligations and related to on-balance sheet loans in foreclosure and real estate owned. A summary of the activity in foreclosure-related reserves is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Balance, beginning of period	$111	$86
Realized foreclosure losses	(16)	(16)
Increase in reserves due to:
Changes in assumptions	15	24
New loan sales	5	2

Balance, end of period	$115	$96

Foreclosure-related reserves consist of the following:
Loan Repurchase and Indemnification Liability
As of March 31, 2011 and December 31, 2010, liabilities for probable losses related to our repurchase and indemnification obligations of $78 million and $74 million, respectively, were included in Other liabilities in the accompanying Condensed Consolidated Balance Sheets.
We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and the corresponding obligation. The following table presents the unpaid principal balance of our unresolved requests by status:

	As of March 31, 2011			As of December 31, 2010
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total	Requests	Requests	Total
	(In millions)
Agency Invested:
Claim pending (1)	$16	$1	$17	$9	$1	$10
Appealed (2)	32	19	51	34	22	56
Open to review (3)	88	17	105	50	9	59

Total Agency requests	136	37	173	93	32	125

Private Invested:
Claim pending (1)	$1	$2	$3	$1	$2	$3
Appealed (2)	14	5	19	15	7	22
Open to review (3)	10	6	16	13	2	15

Total Private requests	25	13	38	29	11	40

Total unresolved requests	$161	$50	$211	$122	$43	$165

(1)	Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)	Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant. Based on claims received and appealed during the last twelve month period ending March 31, 2011 that have been resolved, we were successful in refuting over 90% of claims appealed.

(3)	Open to review status represents loans where we have not completed our review process. We appealed approximately 70% of claims received and reviewed during the last twelve month period ending March 31, 2011.

Mortgage Reinsurance
We have exposure to consumer credit risk through losses from two contracts with primary mortgage insurance companies, that are inactive and in runoff. We are required to hold securities in trust related to this potential obligation, which were $255 million as of March 31, 2011 and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheet.
The reserve for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, is determined on an undiscounted basis, and is included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet. A summary of the activity in reinsurance-related reserves is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Balance, beginning of period	$113	$108
Realized reinsurance losses	(16)	(2)
Increase in reinsurance reserves (1)	13	11

Balance, end of period	$110	$117

(1)	The increase in reinsurance reserves is recorded as an expense within Loan servicing income in the accompanying Condensed Consolidated Statement of Operations.
The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of March 31, 2011:

		Maximum			Foreclosures/
	Unpaid	Potential	Average		Real estate
	Principal	Exposure to	Credit		owned/
	Balance (UPB)	Reinsurance Loss	Score(3)	Delinquencies(1)(3)	Bankruptcies(2)(3)
Year of Origination:	(In millions)
2003 and prior	$1,320	$240	693	6.62%	6.59%
2004	907	102	692	5.70%	9.74%
2005	876	40	694	6.56%	12.20%
2006	587	14	692	7.64%	16.37%
2007	1,203	35	700	7.16%	15.31%
2008	2,071	63	725	5.34%	5.57%
2009	434	7	758	0.31%	0.00%

Total	$7,398	$501	707	6.01%	9.28%

(1)	Represents delinquent mortgage loans for which payments are 60 days or more outstanding as a percentage of the total unpaid principal balance.

(2)	Calculated as a percentage of the total unpaid principal balance.

(3)	Based on December 31, 2010 data.
Commercial Credit Risk

We are exposed to commercial credit risk for our clients under the lease and service agreements of our Fleet Management Services segment. We manage such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements generally allow the Company to refuse any additional orders; however, the obligation remains for all leased vehicle units under contract at that time. The fleet management service agreements can generally be terminated upon 30 days written notice.

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
As of March 31, 2011, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.
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
Cash Flows

At March 31, 2011, we had $325 million of Cash and cash equivalents, an increase of $130 million from $195 million at December 31, 2010. The following table summarizes the changes in Cash and cash equivalents during the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010	Change
		(In millions)
Cash (used in) provided by:
Operating activities	$3,154	$307	$2,847
Investing activities	(308)	(236)	(72)
Financing activities	(2,714)	(82)	(2,632)
Effect of changes in exchange rates on Cash and cash equivalents	(2)	(2)	—

Net increase in Cash and cash equivalents	$130	$(13)	$143

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
During the three months ended March 31, 2011, cash provided by operating activities was $3.2 billion. This is reflective of $3.2 billion of net cash provided by the significant increase in mortgage loan sales in our Mortgage Production segment and in the operating activities of our Fleet Management Services. Other adjustments and changes in other assets and liabilities, net primarily includes the $68 million gain on the sale an interest in our appraisal services business and a net cash outflow of $204 million for cash collateral on derivative agreements.
The net cash provided in the operating activities of our Mortgage production segment resulted in a $3.0 billion decrease in the Mortgage loans held for sale balance in our Condensed Consolidated Balance Sheets between March 31, 2011 and December 31, 2010, which is the result of timing differences between origination and sale as of the end of each period. The decrease in Mortgage loans held for sale also resulted in a decrease in Mortgage Asset-Backed Debt as further described in Financing Activities below.
During the three months ended March 31, 2010, cash provided by our operating activities was $307 million. This was reflective of cash generated by the operating activities of our Fleet Management Services and Mortgage Servicing segments that was partially offset by net cash used in the origination and sales of mortgage loans held for sale.
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
During the three months ended March 31, 2011, cash used in our investing activities was ($308) million, which primarily consisted of $299 million in net cash outflows from the purchase and sale of vehicles, $27 million increase in Restricted cash, cash equivalents and investments primarily related to the timing of cash receipts and disbursements on vehicle securitizations, partially offset by $20 million in net cash inflows from the sale of an interest in our appraisal services business.
During the three months ended March 31, 2010, cash used in our investing activities was ($236) million, which primarily consisted of $289 million in net cash outflows from the purchase and sale of vehicles, which was reflective of the increased demand for vehicle leases during that time that was partially offset by a $49 decrease in Restricted cash and cash equivalents primarily related to the timing of cash receipts and disbursements on vehicle securitizations.
Financing Activities
Our cash flows from financing activities include proceeds from and payments on borrowings under our Vehicle Management Asset-Backed Debt, Mortgage Asset-Backed Debt and Unsecured Debt facilities. The fluctuations in amount of borrowings within each period are due to working capital needs and the funding requirements for assets supported by our secured and unsecured debt, including Net investment in fleet leases, Mortgage loans held for sale, and Mortgage servicing rights.
During the three months ended March 31, 2011, cash used by our financing activities was ($2.7) billion and related to net payments on borrowings resulting from the decreased funding requirements for Mortgage loans held for sale described in the Operating Activities section above.

During the three months ended March 31, 2010, cash used in our financing activities was $82 million related to net payments on borrowings resulting from the decreased funding requirements for Mortgage loans held for sale and net investment in vehicles described in the Operating Activities section above.
Indebtedness

We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	March 31,	December 31,
	2011	2010
	(In millions)
Restricted cash, cash equivalents and investments	$558	$531
Mortgage loans held for sale	1,338	4,329
Net investment in fleet leases	3,501	3,492
Mortgage servicing rights	1,590	1,442

Assets under management programs	$6,987	$9,794

Asset-backed debt is used primarily to support our investments in vehicle management and mortgage assets, and is secured by collateral which include certain Mortgage loans held for sale and Net investment in fleet leases, among other assets. The outstanding balance under the Asset-backed debt facilities varies daily based on our current funding needs for eligible collateral.
The following table summarizes our indebtedness as of March 31, 2011:

		Total Assets
		Held as
	Balance	Collateral(1)
	(In millions)
Vehicle Management Asset-Backed Debt	$2,995	$3,563
Mortgage Asset-Backed Debt	1,152	1,214
Unsecured Debt	1,220	—
Mortgage Loan Securitization Debt Certificates, at Fair Value(2)	28	—

Total Debt	$5,395	$4,777

(1)	Assets held as collateral are not available to pay our general obligations.

(2)	Cash flows of securitized mortgage loans support payment of the debt certificates and creditors of the securitization trust do not have recourse to the Company.
See Note 8, “Debt and Borrowing Arrangements”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding the components of our indebtedness.
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

Mortgage Asset-Backed Debt
Mortgage asset-backed debt primarily represents variable-rate mortgage repurchase facilities to support the origination of mortgage loans. Mortgage repurchase facilities, also called warehouse lines of credit, are one component of our funding strategy, and they provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the terms of the facility during the warehouse period. The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We utilize both committed and uncommitted warehouse facilities and we evaluate our needs under these facilities based on forecasted volume of mortgage loan closings and sales.
Our funding strategies for mortgage origination may also include the use of committed and uncommitted mortgage gestation facilities. Gestation facilities effectively finance mortgage loans that are eligible for sale to an agency prior to the issuance of the related MBS. As of March 31, 2011, we have $1 billion of commitments under off-balance sheet gestation facilities with JP Morgan Chase and Bank of America, of which $236 million was utilized.
Unsecured Debt
Unsecured credit facilities are utilized to fund our short-term working capital needs, and are utilized to supplement asset-backed facilities and provide for a portion of the operating needs of our mortgage and fleet management businesses. As of March 31, 2011, we did not have any outstanding amounts borrowed under the unsecured Amended Credit Facility. During the three months ended March 31, 2011, the maximum and weighted-average daily balances of the Amended Credit Facility were $45 million and $1 million, respectively.
Our credit ratings as of April 25, 2011 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings
Senior debt	Ba2	BB+	BB+
Short-term debt	NP	B	B
As of April 25, 2011, the rating outlook on our senior unsecured debt provided by Moody’s Investors Service and Standard & Poor’s was Stable, and the rating outlook on our senior unsecured debt provided by Fitch Ratings was Negative.
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
See “Part I—Item 1A. Risk Factors—Risks Related to our Company—Our senior unsecured long-term debt ratings are below investment grade and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.” in our 2010 Form 10-K for more information.

Debt Capacity and Maturities

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements. Available capacity as of March 31, 2011 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)
Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$85	$85	$—
Variable-funding notes	1,309	974	335
Mortgage Asset-Backed Debt:
Committed warehouse facilities	2,835	1,081	1,754
Servicing advance facility	120	71	49
Unsecured Committed Credit Facilities(1)	530	16	514

(1)	Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Condensed Consolidated Balance Sheet.
Capacity for Mortgage asset-backed debt shown excludes $2 billion available under uncommitted facilities, and $764 million available under committed off-balance sheet gestation facilities.
The following table provides the contractual debt maturities as of March 31, 2011:

	Vehicle	Mortgage		Mortgage Loan
	Asset-	Asset-		Securitization
	Backed	Backed	Unsecured	Debt
	Debt(1)	Debt	Debt	Certificates	Total
			(In millions)
Within one year	$1,125	$1,152	$—	$8	$2,285
Between one and two years	900	—	671	7	1,578
Between two and three years	623	—	—	6	629
Between three and four years	336	—	250	5	591
Between four and five years	16	—	350	4	370
Thereafter	—	—	8	—	8

	$3,000	$1,152	$1,279	$30	$5,461

(1)	Maturities of vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets.
Debt Covenants

Certain of our debt arrangements require the maintenance of certain financial ratios and contain affirmative and negative covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on our indebtedness and the indebtedness of our material subsidiaries, mergers, liens, liquidations, sale and leaseback transactions, and restrictions on certain types of payments.
There were no significant amendments to the terms of our debt covenants during the three months ended March 31, 2011. At March 31, 2011, we were in compliance with all of our financial covenants related to our debt arrangements.

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
Off-Balance Sheet Arrangements and Guarantees

We utilize committed mortgage gestation facilities as a component of our financing strategy. Certain gestation agreements are accounted for as sale transactions and result in mortgage loans and related debt that are not included in our Condensed Consolidated Balance Sheets. As of March 31, 2011, we have $1 billion of commitments under off-balance sheet gestation facilities and $236 million of these facilities were utilized.
See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements and Guarantees” of our 2010 Form 10-K for information regarding our other Off-Balance Sheet Arrangements and Guarantees.
Critical Accounting Policies and Estimates

There have not been any significant changes to the critical accounting policies and estimates discussed under “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our 2010 Form 10-K.
Recently Issued Accounting Pronouncements

For information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. Additionally, our escrow earnings on our mortgage servicing rights and our net investment in variable-rate lease assets are sensitive to changes in short-term interest rates such as LIBOR and commercial paper rates. We also are exposed to changes in short-term interest rates on certain variable rate borrowings including our mortgage asset-backed debt, vehicle management asset-backed debt and our unsecured revolving credit facility. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.
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
We utilize a probability weighted option-adjusted spread model to determine the fair value of mortgage servicing rights and the impact of parallel interest rate shifts on mortgage servicing rights. The primary assumptions in this model are prepayment speeds, option-adjusted spread (discount rate) and implied volatility. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between mortgage-backed securities, swaps and Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, interest rate lock commitments and forward delivery commitments on mortgage-backed securities or whole loans, we rely on market sources in determining the impact of interest rate shifts. In addition, for interest-rate lock commitments, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.
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
We used March 31, 2011 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of March 31, 2011 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets:
Restricted investments	$4	$2	$1	$(1)	$(2)	$(5)
Mortgage loans held for sale	49	29	15	(17)	(34)	(71)
Interest rate lock commitments	73	47	26	(34)	(73)	(161)
Forward loan sale commitments	(141)	(83)	(43)	47	97	198
Option contracts	(1)	(1)	(1)	3	8	25

Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(20)	(8)	(3)	(1)	(2)	(9)
Mortgage servicing rights	(687)	(241)	(98)	78	140	230
Other assets	—	—	—	(1)	(1)	(1)

Total mortgage assets	(703)	(247)	(100)	75	135	215
Total vehicle assets	12	6	3	(3)	(6)	(11)
Interest rate contracts	(2)	(1)	(1)	1	1	3
Total liabilities	(37)	(18)	(9)	9	18	35

Total, net	$(730)	$(260)	$(107)	$82	$148	$242

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 11, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” of our 2010 Form 10-K.

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

PHH CORPORATION
	By:	/s/ Jerome J. Selitto
Jerome J. Selitto
Date: May 3, 2011		President and Chief Executive Officer

	By:	/s/ David Coles
David Coles
Interim Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 3, 2011

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2	Articles Supplementary.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.3	Articles of Amendment to the Charter of PHH Corporation effective as of June 12, 2009.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2009.

3.4	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 2, 2009.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Amended and Restated Articles of Incorporation, as amended, and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibit 3.1 to our Current Reports on Form 8-K filed on February 1, 2005, March 27, 2008, June 16, 2009 and April 2, 2009, respectively.

4.3	Indenture dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.3.1	Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.3.2	Supplemental Indenture No. 2 dated as of January 30, 2001 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 8, 2001.

4.3.3	Supplemental Indenture No. 3 dated as of May 30, 2002 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

Exhibit No.	Description	Incorporation by Reference

4.3.4	Supplemental Indenture No. 4 dated as of August 31, 2006 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

4.3.5	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 9, 2008.

4.3.6	Form of 7.125% Note due 2013.	Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on February 24, 2003.

4.4‡‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.4.1	Series 2009-1 Indenture Supplement, dated as of June 9, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.5.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

4.4.2	Series 2009-2 Indenture Supplement, dated as of September 11, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2009.

4.4.3	Series 2009-3 Indenture Supplement, dated as of November 18, 2009, among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.4	Form of Series 2009-3 Class A Investor Note	Incorporated by reference to Exhibit 4.4.4 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.5	Form of Series 2009-3 Class B Investor Note	Incorporated by reference to Exhibit 4.4.5 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.6	Form of Series 2009-3 Class C Investor Note	Incorporated by reference to Exhibit 4.4.6 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.7	Series 2009-4 Indenture Supplement, dated as of December 18, 2009 among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.7 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

Exhibit No.	Description	Incorporation by Reference

4.4.8	Form of Series 2009-4 Class A Investor Note	Incorporated by reference to Exhibit 4.4.8 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.9	Form of Series 2009-4 Class B Investor Note	Incorporated by reference to Exhibit 4.4.9 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.10	Form of Series 2009-4 Class C Investor Note	Incorporated by reference to Exhibit 4.4.10 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.11	Series 2010-1 Indenture Supplement, dated as of June 1, 2010 among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.11 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.12	Form of Series 2010-1 Floating Rate Asset Backed Variable Funding Investor Notes, Class A.	Incorporated by reference to Exhibit 4.4.12 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.13	Form of Series 2010-1 Floating Rate Asset Backed Investor Notes, Class B.	Incorporated by reference to Exhibit 4.4.13 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.5	Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.

4.5.1	Form of Global Note 4.00% Convertible Senior Note Due 2012.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.

4.6	Indenture dated as of September 29, 2009, by and between PHH Corporation and The Bank of New York Mellon, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.6.1	Form of Global Note 4.00% Convertible Senior Note Due 2014.	Incorporated by reference to Exhibit A of Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.7	Trust Indenture dated as of November 16, 2009, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.1	Series 2010-1 Supplemental Indenture dated as of January 27, 2010, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

Exhibit No.	Description	Incorporation by Reference

4.7.2	Fleet Leasing Receivables Trust Series 2010-1 Class A-1a Asset-Backed Note.	Incorporated by reference to Schedule A-1a of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.3	Fleet Leasing Receivables Trust Series 2010-1 Class A-1b Asset-Backed Note.	Incorporated by reference to Schedule A-1b of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.4	Fleet Leasing Receivables Trust Series 2010-1 Class A-2a Asset-Backed Note.	Incorporated by reference to Schedule A-2a of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.5	Fleet Leasing Receivables Trust Series 2010-1 Class A-2b Asset-Backed Note.	Incorporated by reference to Schedule A-2b of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.6	Fleet Leasing Receivables Trust Series 2010-1 Class B Asset-Backed Note.	Incorporated by reference to Schedule B of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.7	Series 2010-2 Supplemental Indenture dated as of August 31, 2010, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.7.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 3, 2010.

4.7.8	Fleet Leasing Receivables Trust Series 2010-2 Class A Asset-Backed Note.	Incorporated by reference to Exhibit 4.7.8 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 3, 2010.

4.7.9	Fleet Leasing Receivables Trust Series 2010-2 Class B Asset-Backed Note.	Incorporated by reference to Exhibit 4.7.9 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 3, 2010.

4.8	Indenture dated as of August 11, 2010 between PHH Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 12, 2010.

4.8.1	Form of 9 1/4% Senior Note Due 2016.	Filed herewith.

10.1	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit No.	Description	Incorporation by Reference

10.1.1	Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

10.1.2	Third Amendment, dated as of March 27, 2008, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

10.1.3‡‡	Fourth Amendment, dated as of June 25, 2010, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein and JP Morgan Chase Bank, N.A. as a Lender and as a Administrative Agent for the lenders.	Incorporated by reference to Exhibit 10.1.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed on August 3, 2010.

10.2	Purchase Agreement dated March 27, 2008 by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.2	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.3	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.4	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 4, 2008.

Exhibit No.	Description	Incorporation by Reference

10.2.5	Master Terms and Conditions for Convertible Debt Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.6	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.7	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.8	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.10	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.11	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.12	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on April 4, 2008.

10.3	Second Amended and Restated Master Repurchase Agreement dated as of June 18, 2010, between The Royal Bank of Scotland PLC, as Buyer, PHH Mortgage Corporation, as Seller.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2010.

10.3.1	Third Amended and Restated Guaranty dated as of June 18, 2010, made by PHH Corporation in favor of The Royal Bank of Scotland, PLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 23, 2010.

10.4	Purchase Agreement dated June 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 3, 2010.

10.5‡‡	Purchase Agreement dated September 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009 filed on January 12, 2010.

Exhibit No.	Description	Incorporation by Reference

10.6	Purchase Agreement dated September 23, 2009, by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit No.	Description	Incorporation by Reference

10.6.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.6.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.6.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

10.6.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.

10.6.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.6.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.

10.6.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

10.7†	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2010.

10.7.1†	PHH Corporation Unanimous Written Consent of the Board of Directors effective August 18, 2010.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2010.

10.7.2†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.7.3†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

10.7.4†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

10.7.5†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

Exhibit No.	Description	Incorporation by Reference

10.7.6†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.7.7†	First Amendment to the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, effective August 18, 2010.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2010.

10.7.8†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.7.9†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.7.10†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.7.11†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.7.12†‡‡	Form of 2009 Performance Unit Award Notice and Agreement for Certain Executive Officers, as approved by the Compensation Committee on March 25, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2009.

10.7.13†	Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated August 5, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2009.

10.7.14†	Amendment to the Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 16, 2009.

10.7.15†	Release by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 16, 2009.

10.7.16†	Employment Agreement dated as of October 26, 2009, between Jerome J. Selitto and PHH Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2009.

10.7.17†	Separation Agreement between PHH Corporation and Mark R. Danahy dated as of August 4, 2010.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2010.

10.7.18†	Letter Agreement between PHH Corporation and Alvarez & Marsal North America, LLC dated March 1, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2011.

Exhibit No.	Description	Incorporation by Reference

10.8	Trust Purchase Agreement dated January 27, 2010 between Fleet Leasing Receivables Trust, as purchaser, PHH Fleet Lease Receivables L.P., as seller, PHH Vehicle Management Services Inc., as servicer and PHH Corporation, as performance guarantor.	Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.8.1	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc., CIBC World Markets Inc., RBC Dominion Securities Inc. and Scotia Capital Inc., as agents.	Incorporated by reference to Exhibit 10.15.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.8.2‡‡	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc. and Banc of America Securities LLC, as agents.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.9	Mortgage Loan Participation Purchase and Sale Agreement dated as of July 23, 2010, between PHH Mortgage Corporation, as seller, and Bank of America, N.A., as purchaser.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 29, 2010.

10.10‡‡	Purchase Agreement, dated August 6, 2010, by and between PHH Corporation, Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and RBS Securities Inc., as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2010.

10.11	Registration Rights Agreement, dated August 11, 2010, by and between PHH Corporation and Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and RBS Securities Inc., as representatives of several initial purchasers of the notes.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August, 12, 2010.

10.12	Mortgage Loan Participation Sale Agreement dated as of September 2, 2010, between PHH Mortgage Corporation, as seller, and JPMorgan Chase Bank, National Association, as purchaser.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 3, 2010.

10.13	Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated December 16, 2010.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 22, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit No.	Description	Incorporation by Reference

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.