Form 10-Q
period 2011-06-30
PHH CORP
filed 2011-07-29
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑
     As of July 22, 2011, 56,330,713 shares of PHH Common stock were outstanding.

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
Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements. Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could”. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements concerning the following:
▪	the impact of the adoption of recently issued accounting pronouncements on our financial statements;

▪	the impact of the risk retention requirements and other provisions of the Dodd-Frank Act;

▪	future origination volumes and loan margins in the mortgage industry;

▪	our expectation of reinsurance losses and associated reserves; and

▪	mortgage repurchase and indemnification requests and associated reserves and provisions.
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

▪
the effects of any inquiries and investigations of foreclosure procedures or other servicing activities by attorney generals of certain states and the U.S. Department of Justice, any litigation related to our mortgage servicing activities, or any related fines, penalties and increased costs;

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
▪
the impact of a downgrade in the U.S. debt rating, a failure of the U.S. government to raise the debt ceiling or any actions taken or to be taken by the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System on the credit markets and the U.S. economy.

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

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenues
Mortgage fees	$56	$66	$142	$118
Fleet management fees	44	40	86	78

Net fee income	100	106	228	196

Fleet lease income	343	349	680	688

Gain on mortgage loans, net	119	139	178	244

Mortgage interest income	23	22	58	40
Mortgage interest expense	(48)	(41)	(102)	(79)

Mortgage net finance expense	(25)	(19)	(44)	(39)

Loan servicing income	117	97	225	198
Change in fair value of mortgage servicing rights	(159)	(320)	(191)	(372)

Net loan servicing (loss) income	(42)	(223)	34	(174)

Other income	21	19	105	33

Net revenues	516	371	1,181	948

Expenses
Salaries and related expenses	117	119	251	233
Occupancy and other office expenses	15	14	30	29
Depreciation on operating leases	309	306	615	614
Fleet interest expense	21	25	41	48
Other depreciation and amortization	6	5	12	11
Other operating expenses	114	117	213	209

Total expenses	582	586	1,162	1,144

(Loss) income before income taxes	(66)	(215)	19	(196)
Income tax (benefit) expense	(29)	(89)	4	(78)

Net (loss) income	(37)	(126)	15	(118)
Less: net income attributable to noncontrolling interest	4	7	7	7

Net (loss) income attributable to PHH Corporation	$(41)	$(133)	$8	$(125)

Basic (loss) earnings per share attributable to PHH Corporation	$(0.73)	$(2.40)	$0.14	$(2.26)

Diluted (loss) earnings per share attributable to PHH Corporation	$(0.73)	$(2.40)	$0.14	$(2.26)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$212	$195
Restricted cash, cash equivalents and investments (including $241 and $254 of available-for-sale securities at fair value)	535	531
Mortgage loans held for sale	1,707	4,329
Accounts receivable, net	672	573
Net investment in fleet leases	3,526	3,492
Mortgage servicing rights	1,508	1,442
Property, plant and equipment, net	60	46
Goodwill	25	25
Other assets	504	637

Total assets (1)	$8,749	$11,270

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$452	$521
Debt	5,697	8,085
Deferred taxes	722	728
Other liabilities	280	358

Total liabilities (1)	7,151	9,692

Commitments and contingencies (Note 10)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 56,330,713 shares issued and outstanding at June 30, 2011; 55,699,218 shares issued and outstanding at December 31, 2010	1	1
Additional paid-in capital	1,079	1,069
Retained earnings	473	465
Accumulated other comprehensive income	36	29

Total PHH Corporation stockholders’ equity	1,589	1,564
Noncontrolling interest	9	14

Total equity	1,598	1,578

Total liabilities and equity	$8,749	$11,270

See accompanying Notes to Condensed Consolidated Financial Statements.
Continued.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)
(Unaudited)
(In millions)

(1)
The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle their obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$36	$47
Restricted cash, cash equivalents and investments	262	241
Mortgage loans held for sale	364	389
Accounts receivable, net	79	64
Net investment in fleet leases	3,311	3,356
Property, plant and equipment, net	1	1
Other assets	57	82

Total assets	$4,110	$4,180

LIABILITIES
Accounts payable and accrued expenses	$21	$38
Debt	3,300	3,367
Other liabilities	5	5

Total liabilities	$3,326	$3,410

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In millions, except share data)
Six Months Ended June 30, 2011

	PHH Corporation Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance at December 31, 2010	55,699,218	$1	$1,069	$465	$29	$14	$1,578

Comprehensive income:
Net income	—	—	—	8	—	7
Currency translation adjustment	—	—	—	—	6	—
Unrealized gains on available-for-sale securities, net of income taxes of $0	—	—	—	—	1	—

Total comprehensive income	—	—	—	8	7	7	22

Distributions to noncontrolling interest	—	—	—	—	—	(12)	(12)
Stock compensation expense	—	—	4	—	—	—	4
Stock issued under share-based payment plans, including excess tax benefit of $0	631,495	—	6	—	—	—	6

Balance at June 30, 2011	56,330,713	$1	$1,079	$473	$36	$9	$1,598

Six Months Ended June 30, 2010

	PHH Corporation Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity
Balance at December 31, 2009	54,774,639	$1	$1,056	$416	$19	$12	$1,504

Comprehensive (loss) income:
Net (loss) income	—	—	—	(125)	—	7
Currency translation adjustment	—	—	—	—	(2)	—
Unrealized gains on available-for-sale securities, net of income taxes of $1	—	—	—	—	1	—

Total comprehensive (loss) income	—	—	—	(125)	(1)	7	(119)

Distributions to noncontrolling interest	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	5	—	—	—	5
Stock issued under share-based payment plans, including excess tax benefit of $0	717,585	—	3	—	—	—	3

Balance at June 30, 2010	55,492,224	$1	$1,064	$291	$18	$14	$1,388

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months
	Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$15	$(118)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Capitalization of originated mortgage servicing rights	(257)	(195)
Net unrealized loss on mortgage servicing rights	191	372
Vehicle depreciation	615	614
Other depreciation and amortization	12	11
Origination of mortgage loans held for sale	(17,376)	(13,649)
Proceeds on sale of and payments from mortgage loans held for sale	20,292	13,001
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(102)	(203)
Deferred income tax benefit	(6)	(85)
Other adjustments and changes in other assets and liabilities, net	(285)	55

Net cash provided by (used in) operating activities	3,099	(197)

Cash flows from investing activities:
Investment in vehicles	(819)	(797)
Proceeds on sale of investment vehicles	169	192
Proceeds on sale of mortgage servicing rights	—	5
Purchases of property, plant and equipment	(9)	(6)
Purchases of restricted investments	(109)	(288)
Proceeds from sales and maturities of restricted investments	122	48
(Increase) decrease in Restricted cash and cash equivalents	(14)	278
Other, net	22	6

Net cash used in investing activities	(638)	(562)

Cash flows from financing activities:
Proceeds from borrowings	27,142	22,125
Principal payments on borrowings	(29,564)	(21,301)
Issuances of Company Common Stock	8	6
Cash paid for debt issuance costs	(14)	(29)
Other, net	(12)	(8)

Net cash (used in) provided by financing activities	(2,440)	793

Effect of changes in exchange rates on Cash and cash equivalents	(4)	—

Net increase in Cash and cash equivalents	17	34
Cash and cash equivalents at beginning of period	195	150

Cash and cash equivalents at end of period	$212	$184

See accompanying Notes to Condensed Consolidated Financial Statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Changes In Accounting Policies
Goodwill. In December 2010, the FASB issued new accounting guidance on performing tests of goodwill impairment, ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. This new accounting guidance requires that entities perform a two-step test when evaluating goodwill impairment by first assessing whether the carrying value of the reporting unit exceeds the fair value (Step 1) and, if it does, perform additional procedures to determine if goodwill has been impaired (Step 2). This guidance require entities performing the goodwill impairment test to perform Step 2 of the test for reporting units with zero or negative carrying amounts if it is more likely than not that a goodwill impairment exists based on qualitative considerations. The Company adopted the updates to goodwill impairment guidance effective January 1, 2011. The adoption did not have an impact the Company’s financial statements.
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
Recently Issued Accounting Pronouncements
Receivables. In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. This new guidance requires a creditor performing an evaluation of whether a restructuring constitutes a troubled debt restructuring, to separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. This standard clarifies the guidance on a creditor’s evaluation of whether it has granted a concession as well as the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The update also requires entities to disclose additional quantitative activity regarding troubled debt restructurings of finance receivables that occurred during the period, as well as additional information regarding troubled debt restructurings that occurred within the previous twelve months and for which there was a payment default during the current period. The new accounting guidance is effective beginning July 1, 2011, and should be applied retrospectively to January 1, 2011. The Company does not anticipate the adoption of this update will have a material impact on its financial statements.
Transfers and Servicing. In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements”. This update to transfers and servicing guidance removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. This update also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The new accounting guidance is effective beginning January 1, 2012, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. The Company does not anticipate the adoption of this update will have a material impact on its financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurement. In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”. This update to fair value measurement guidance addresses changes to concepts regarding performing fair value measurements including: (i) the application of the highest and best use and valuation premise; (ii) the valuation of an instrument classified in the reporting entity’s shareholders’ equity; (iii) the valuation of financial instruments that are managed within a portfolio; and (iv) the application of premiums and discounts. This update also enhances disclosure requirements about fair value measurements, including providing information regarding Level 3 measurements such as quantitative information about unobservable inputs, further discussion of the valuation processes used and assumption sensitivity analysis. The new accounting guidance is effective beginning January 1, 2012, and should be applied prospectively. The Company does not anticipate the adoption of this update will have a material impact on its financial statements.
Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. This update to comprehensive income guidance requires all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update also requires additional changes to the face of the financial statements including eliminating the presentation of other comprehensive income as a part of stockholders’ equity, and the presentation of certain reclassification adjustments between net income and other comprehensive income. The new accounting guidance is effective beginning January 1, 2012, and should be applied retrospectively. The adoption of this update will impact the presentation and disclosure of the Company’s financial statements but will not impact its results of operations, financial position, or cash flows.
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
The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of securities that would be anti-dilutive, including: (i) outstanding stock-based compensation awards for the three and six months ending June 30, 2011 of approximately 2.0 million and 0.3 million, respectively, and for the three and six months ending June 30, 2010 of 2.7 million; (ii) 0.2 million of stock assumed to be issued related to the 2012 Convertible notes for the three months ended June 30, 2011; (iii) purchased options and sold warrants related to the assumed conversion of the 2012 Convertible notes; and (iv) sold warrants related to the Company’s 2014 Convertible notes. The computation also excludes the assumed issuance of the 2014 Convertible notes and related purchased options as they are currently to be settled only in cash.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the calculations of basic and diluted (loss) earnings per share attributable to PHH Corporation for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In millions, except share and per share data)

Net (loss) income attributable to PHH Corporation	$(41)	$(133)	$8	$(125)

Weighted-average common shares outstanding — basic	56,374,448	55,547,650	56,242,221	55,293,111
Effect of potentially dilutive securities:
Share-based payment arrangements(1)	—	—	619,926	—
Conversion of debt securities(2)	—	—	897,245	—

Weighted-average common shares outstanding — diluted	56,374,448	55,547,650	57,759,392	55,293,111

Basic (loss) earnings per share attributable to PHH Corporation	$(0.73)	$(2.40)	$0.14	$(2.26)
Diluted (loss) earnings per share attributable to PHH Corporation	$(0.73)	$(2.40)	$0.14	$(2.26)

(1)	Represents incremental shares from restricted stock units and stock options.

(2)	Represents assumed conversion of the 2012 Convertible notes.
3.  Restricted Cash, Cash Equivalents and Investments

The following table summarizes Restricted cash, cash equivalents and investment balances:

	June 30,	December 31,
	2011	2010
	(In millions)
Restricted cash and cash equivalents	$294	$277
Restricted investments, at fair value	241	254

Restricted cash, cash equivalents and investments	$535	$531

The restricted cash related to our reinsurance activities was invested in certain debt securities as permitted under the reinsurance agreements. These investments remain in trust for capital fund requirements and potential reinsurance losses, as summarized in the following tables:

	June 30, 2011

					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
Restricted investments classified as available-for-sale:	(In millions)
Corporate securities	$57	$58	$1	$—	29 mos.
Agency securities (1)	111	112	1	—	22 mos.
Government securities	71	71	—	—	25 mos.

Total available-for-sale securities	$239	$241	$2	$—	25 mos.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010
					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
Restricted investments classified as available-for-sale:	(In millions)
Corporate securities	$71	$71	$—	$—	30 mos.
Agency securities (1)	106	107	1	—	26 mos.
Government securities	76	76	—	—	28 mos.

Total available-for-sale securities	$253	$254	$1	$—	27 mos.

(1)	Represents bonds and notes issued by various agencies including, but not limited to, Fannie Mae, Freddie Mac and Federal Home Loan Banks.
During the three and six months ended June 30, 2011 and 2010, the amount of realized gains and losses from the sale of available-for-sale securities was not significant.
4.  Transfers and Servicing of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to Fannie Mae and Freddie Mac and loan sales to other investors guaranteed by Ginnie Mae (collectively “GSEs”), or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: servicing rights and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests). During the six months ended June 30, 2011, the Company did not retain any interests from sales or securitizations other than mortgage servicing rights. See Note 9, “Credit Risk” for a further description of recourse obligations.
The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the servicing portfolio associated with loans subserviced for others. The total servicing portfolio, including loans subserviced for others was $173.7 billion and $166.1 billion as of June 30, 2011 and December 31, 2010, respectively. Mortgage servicing rights (“MSRs”) recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio, and are created either through the direct purchase of servicing from a third party, or through the sale of an originated loan.
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Six Months
	Ended June 30,
	2011	2010
	(In millions)
Balance, beginning of period	$134,753	$127,700
Additions	18,649	12,381
Payoffs, sales and curtailments	(10,966)	(9,984)

Balance, end of period	$142,436	$130,097

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The activity in capitalized MSRs consisted of:

	Six Months
	Ended June 30,
	2011	2010
	(In millions)
Mortgage Servicing Rights:
Balance, beginning of period	$1,442	$1,413
Additions	257	195
Changes in fair value due to:
Realization of expected cash flows	(89)	(110)
Changes in market inputs or assumptions used in the valuation model	(102)	(262)

Balance, end of period	$1,508	$1,236

Contractually specified servicing fees, late fees and other ancillary servicing revenue were recorded within Loan servicing income as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In millions)
Net service fee revenue	$110	$99	$216	$196
Late fees	4	5	10	10
Other ancillary servicing revenue	8	8	19	18
As of June 30, 2011 and December 31, 2010, the MSRs had a weighted-average life of approximately 5.6 years and 5.7 years, respectively. See Note 12, “Fair Value Measurements” for additional information regarding the valuation of MSRs.
The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Six Months
	Ended June 30,
	2011	2010
	(In millions)
Proceeds from new loan sales or securitizations	$18,818	$12,599
Servicing fees received (1)	216	196
Other cash flows on retained interests (2)	—	1
Purchases of delinquent or foreclosed loans (3)	(20)	(30)
Servicing advances (4)	(884)	(846)
Repayment of servicing advances	846	829

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Represents cash flows received on retained interests other than servicing fees.

(3)	Excludes indemnification payments to investors and insurers of the related mortgage loans.

(4)	As of June 30, 2011 and December 31, 2010, outstanding servicing advance receivables of $218 million and $187 million, respectively, were included in Accounts receivable, net.
During the three months and six ended June 30, 2011, pre-tax gains of $140 million and $318 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.
During the three months and six ended June 30, 2010, pre-tax gains of $96 million and $198 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.  Derivatives

The Company did not have any derivative instruments designated as hedging instruments as of and during the six months ended June 30, 2011 or as of and during the year ended December 31, 2010. Derivative instruments are recorded in Other assets and Other liabilities in the Condensed Consolidated Balance Sheets, except for certain instruments related to the convertible note transactions which are recorded in equity. Derivative instruments and the risks they manage are as follows:
•	Forward delivery commitments—Related to interest rate and price risk for Mortgage loans held for sale and interest rate lock commitments

•	Option contracts— Related to interest rate and price risk for interest rate lock commitments

•	Interest rate contracts—Related to interest rate risk for variable-rate debt arrangements and fixed-rate leases

•	Convertible note-related agreements—Related to the issuance of the 2014 Convertible notes

•	Foreign exchange contracts—Related to exposure to currency fluctuations that would impact our investment in, or borrowings related to, our Canadian operations
The following table presents the balances of outstanding derivative amounts on a gross basis prior to the application of counterparty and collateral netting:

	June 30, 2011			December 31, 2010
	Asset	Liability		Asset	Liability
	Derivatives	Derivatives	Notional	Derivatives	Derivatives	Notional
	(In millions)
Interest rate lock commitments	$52	$4	$5,076	$42	$46	$7,328

Forward delivery commitments: (1)
Not subject to master netting arrangements	13	18	4,061	61	14	4,703
Subject to master netting arrangements(2)	30	34	7,716	248	68	16,438

Interest rate contracts	2	—	552	4	—	653

Option contracts	3	—	1,025	—	—	—

Convertible note-related agreements (3)	31	31	—	54	54	—

Foreign exchange contracts	—	1	104	—	—	30

Gross derivative assets and liabilities	131	88		409	182

Netting adjustments:

Offsetting receivables / payables	(32)	(32)		(241)	(241)

Cash collateral paid / received	9	(1)		—	190

Net fair value of derivative instruments	$108	$55		$168	$131

(1)	The net notional amount of Forward delivery commitments was $5.7 billion and $10.3 billion as of June 30, 2011 and December 31, 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)
Represents derivative instruments that are executed with the same counterparties and subject to master netting arrangements. Forward delivery commitments subject to netting shown above were presented in the Balance sheets as follows:

	June 30, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(In millions)
Other Assets	$15	$17	$10	$3
Other Liabilities	15	17	238	65

Total	$30	$34	$248	$68

(3)	The notional amount of derivative instruments related to the issuance of the 2014 Convertible notes is 9.6881 million shares of the Company’s Common stock as of June 30, 2011 and December 31, 2010.
The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Gain on mortgage loans, net:
IRLCs	$249	$379	$433	$581
Option contracts	(4)	(12)	(7)	(12)
Forward delivery commitments	(100)	(189)	(90)	(246)
Fleet interest expense:
Interest rate contracts	(1)	(3)	(1)	(6)
Foreign exchange contracts	(3)	6	(5)	5

Total	$141	$181	$330	$322

6.  Vehicle Leasing Activities

The components of Net investment in fleet leases were as follows:

	June 30,	December 31,
	2011	2010
Operating Leases:	(In millions)
Vehicles under open-end operating leases	$8,110	$7,601
Vehicles under closed-end operating leases	189	208

Vehicles under operating leases	8,299	7,809
Less: Accumulated depreciation	(5,093)	(4,671)

Net investment in operating leases	3,206	3,138

Direct Financing Leases:
Lease payments receivable	92	106
Less: Unearned income	(2)	(3)

Net investment in direct financing leases	90	103

Off-Lease Vehicles:
Vehicles not yet subject to a lease	221	248
Vehicles held for sale	17	7
Less: Accumulated depreciation	(8)	(4)

Net investment in off-lease vehicles	230	251

Net investment in fleet leases	$3,526	$3,492

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	June 30, 2011		December 31, 2010
		Wt. Avg-		Wt. Avg-
		Interest		Interest
	Balance	Rate(1)	Balance	Rate(1)
	(In millions)
Term notes, in amortization	$1,627	2.0%	$1,167	2.2%
Term notes, in revolving period	92	2.1%	989	2.0%
Variable-funding notes	1,260	1.6%	871	1.9%
Other	36	5.1%	39	5.1%

Total Vehicle Management Asset-Backed Debt	3,015		3,066

Committed warehouse facilities	1,352	2.0%	2,419	2.1%
Uncommitted warehouse facilities	—	—	1,290	1.2%
Servicing advance facility	76	2.7%	68	2.8%

Total Mortgage Asset-Backed Debt	1,428		3,777

Term notes	781	8.1%	782	8.1%
Convertible notes	447	4.0%	430	4.0%
Credit facilities	—	—	—	—

Total Unsecured Debt	1,228		1,212

Mortgage Loan Securitization Debt Certificates, at Fair Value (2)	26	7.0%	30	7.0%

Total	$5,697		$8,085

(1)
Represents the weighted-average stated interest rate of the facilities as of the respective date, which may be different from the effective rate due to the amortization of premiums, discounts, and issuance costs. Facilities are variable-rate, except for the Term notes, Convertible notes, and Mortgage Loan Securitization Debt Certificates which are fixed-rate.

(2)	Cash flows of securitized mortgage loans support payment of the debt certificates and creditors of the securitization trust do not have recourse to the Company.
Assets held as collateral that are not available to pay the Company’s general obligations as of June 30, 2011 consisted of:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed
	Debt	Debt
	(In millions)
Restricted cash and cash equivalents	$262	$9
Accounts receivable	74	90
Mortgage loans held for sale	—	1,390
Net investment in fleet leases	3,264	—

Total	$3,600	$1,489

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the contractual debt maturities as of June 30, 2011:

	Vehicle	Mortgage		Mortgage Loan
	Asset-	Asset-		Securitization
	Backed	Backed	Unsecured	Debt
	Debt(1)	Debt	Debt	Certificates	Total
	(In millions)
Within one year	$939	$1,428	$250	$8	$2,625
Between one and two years	862	—	420	7	1,289
Between two and three years	712	—	—	5	717
Between three and four years	426	—	250	5	681
Between four and five years	81	—	350	3	434
Thereafter	—	—	8	—	8

	$3,020	$1,428	$1,278	$28	$5,754

(1)
Maturities of vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets.

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements. Available capacity under committed asset-backed debt arrangements and unsecured credit facilities as of June 30, 2011 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)
Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$92	$92	$—
Variable-funding notes	1,511	1,260	251
Mortgage Asset-Backed Debt:
Committed warehouse facilities	2,535	1,352	1,183
Servicing advance facility	120	76	44

Unsecured Committed Credit Facilities(1)	530	16	514

(1)	Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Condensed Consolidated Balance Sheet.
Capacity for Mortgage asset-backed debt shown above excludes $2.2 billion not drawn under uncommitted facilities.
The fair value of debt was $5.9 billion and $8.2 billion as of June 30, 2011 and December 31, 2010, respectively.
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
Term Notes
As of June 30, 2011, Term notes outstanding that are revolving in accordance with their terms are Chesapeake Series 2009-3, 2010-1 Note B and 2011-1 Note B. Expiration dates of Term notes in their revolving period range from October 20, 2011 to June 27, 2013.
As of June 30, 2011, Term notes outstanding that are amortizing in accordance with their terms are Chesapeake Series 2009-1, 2009-2 and 2009-4 and the FLRT Series 2010-1. Final repayment dates of Term notes in their amortization period range from September 2012 to March 2014.
Variable-funding Notes
On June 29, 2011, Chesapeake amended and restated its Series 2010-1 Indenture Supplement and entered into a Series 2011-1 Indenture Supplement. As a result of amending the Series 2010-1 Supplement and entering into the Series 2011-1 Supplement, the maturity of the Series 2010-1 Variable-funding notes was extended and the total committed funding available to Chesapeake was increased. Pursuant to the 2010-1 and 2011-1 Supplements, Chesapeake may issue from time to time up to $700 million and $500 million, respectively, in aggregate principal under commitments provided by a syndicate of lenders. Proceeds received on June 29, 2011 under the Series 2011-1 Variable-funding notes were used to paydown the outstanding balance of the Series 2010-1 Variable-funding notes. As of June 30, 2011, commitments under the 2010-1 and 2011-1 Supplements are scheduled to expire on June 27, 2012 and June 27, 2013, respectively, but are renewable subject to agreement by the parties. If the scheduled expiration date of the commitments is not extended, the notes’ amortization period will begin.
As of June 30, 2011, Variable-funding notes outstanding also include the FLRT Series 2010-2 and commitments are scheduled to expire August 30, 2011, but are renewable subject to agreement by the parties.
Mortgage Asset-Backed Debt
Mortgage asset-backed debt primarily represents variable-rate warehouse facilities to support the origination of mortgage loans, which provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the terms of the facility during the warehouse period. The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. These facilities are typically 364-day facilities, and as of June 30, 2011, the range of maturity dates for committed facilities is October 5, 2011 to June 22, 2012.
Committed Facilities
The Company has outstanding committed mortgage warehouse facilities with the Royal Bank of Scotland, plc, Credit Suisse First Boston Mortgage Capital LLC, Ally Bank, Bank of America, and Fannie Mae.
On March 3, 2011, the variable-rate committed facility of PHH Home Loans with Ally Bank was amended to extend the maturity date from March 31, 2011 to the earliest of (i) July 31, 2011 or (ii) 90 days after either the Company or Ally Bank gives notice of termination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On May 25, 2011, the committed variable-rate mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital, LLC were extended to May 23, 2012, with the option to renew the agreements for another year.
On June 24, 2011, the variable-rate committed mortgage repurchase facility with The Royal Bank of Scotland, plc was amended to reduce the committed capacity to $500 million and was extended to June 22, 2012, among other provisions.
Uncommitted Facilities
The Company has an outstanding uncommitted mortgage repurchase facility with Fannie Mae. The facility has total capacity of up to $3.0 billion as of June 30, 2011, less certain amounts outstanding under the $1.0 billion committed Fannie Mae facility.
On June 24, 2011, the Company entered into a $200 million variable-rate uncommitted facility with The Royal Bank of Scotland, plc.
Servicing Advance Facility
The Company has a committed facility with Fannie Mae that provides for the early reimbursement of certain servicing advances made on behalf of Fannie Mae.
Unsecured Debt
Term Notes
Term notes include $350 million of 9 1/4% Senior notes due in 2016 that have been registered under a public registration statement and $423 million of Medium-term notes. The effective interest rate of the term notes, which includes the accretion of the discount and issuance costs, was 9.4% as of June 30, 2011. The range of maturity dates for the term notes is March 1, 2013 to April 15, 2018.
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
As of June 30, 2011, there were no outstanding amounts borrowed under the Amended Credit Facility and the interest rate of commitments of the facility ranged from 3.8% to 5.5%.
Convertible Notes
Convertible notes include a private offering of $250 million of 4.0% Convertible senior notes with a maturity date of April 15, 2012 and a private offering of $250 million of 4.0% Convertible senior notes with a maturity date of September 1, 2014.
As of June 30, 2011 and December 31, 2010, the carrying amount of the convertible notes is net of an unamortized discount of $53 million and $70 million, respectively. The effective interest rate of the convertible notes, which includes the accretion of the discount and issuance costs, was 12.7% as of June 30, 2011. There have been no conversions of the convertible notes since issuance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
During the six months ended June 30, 2011, the covenants for the RBS repurchase facility and the CSFB Mortgage repurchase facility were amended to require the Company to maintain a minimum of $1.0 billion in committed mortgage repurchase or warehouse facilities, with no more than $500 million of gestation facilities included towards the minimum, excluding the uncommitted facilities provided by Fannie Mae. As of June 30, 2011, the Company was in compliance with all financial covenants related to its debt arrangements.
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
8. Income Taxes

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
Income tax (benefit) expense was significantly impacted by the following items that increased (decreased) the effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
State and local income taxes, net of federal tax benefits	$(4)	$(13)	$1	$(12)
Liabilities for income tax contingencies	—	—	(8)	1
Changes in valuation allowance	2	3	6	5
Noncontrolling interest (1)	(2)	(3)	(3)	(3)

(1)	Represents Realogy Corporation’s portion of income taxes related to the income or loss attributable to PHH Home Loans.
State and local income taxes, net of federal tax benefits. The impact to the effective tax rate from state and local income taxes primarily represents the volatility in the pre-tax income or loss, as well as the mix of income and loss from the operations by entity and state income tax jurisdiction. As a result of this mix, during the six months ended June 30, 2011 as compared to 2010, the effective state tax rate has decreased.
Liabilities for income tax contingencies. The impact to the effective tax rate from changes in the liabilities for income tax contingencies primarily represents decreases in liabilities associated with the resolution and settlement with various taxing authorities, partially offset by increases in liabilities associated with new uncertain tax positions taken during the period. During the six months ended June 30, 2011, the IRS concluded its examination and review of the Company’s taxable years 2006 through 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Changes in valuation allowance. The impact to the effective tax rate from changes in valuation allowance primarily represents loss carryforwards generated during the period for which the Company believes it is more likely than not that the amounts will not be realized. For the six months ended June 30, 2011 and 2010, the increases were primarily driven by tax losses generated by our mortgage business in each period.
Noncontrolling interest. The impact to the effective tax rate from noncontrolling interest primarily represents the impact of PHH Home Loans’ election to report as a partnership for federal and state income tax purposes, whereby, the tax expense is reported by the individual LLC members. Accordingly, the Company’s Income tax (benefit) expense includes only its proportionate share of the income tax related to the income or loss generated by PHH Home Loans.
9. Credit Risk

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

	June 30,	December 31,
	2011	2010
Loan Servicing Portfolio Composition:	(In millions)
Owned	$144,615	$140,160
Subserviced	29,036	25,915

Total servicing portfolio	$173,651	$166,075

Conventional loans	$140,198	$136,261
Government loans	26,810	23,100
Home equity lines of credit	6,643	6,714

Total servicing portfolio	$173,651	$166,075

Weighted-average interest rate	4.8%	4.9%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011		December 31, 2010
	Number	Unpaid	Number	Unpaid
Portfolio Delinquency(1)	of Loans	Balance	of Loans	Balance
30 days	2.17%	1.82%	2.36%	2.01%
60 days	0.53%	0.47%	0.67%	0.60%
90 or more days	0.95%	0.93%	1.21%	1.27%

Total delinquency	3.65%	3.22%	4.24%	3.88%

Foreclosure/real estate owned (2)	2.06%	2.13%	2.30%	2.37%

(1)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)	As of June 30, 2011 and December 31, 2010, there were 16,913 and 18,554 of loans in foreclosure with unpaid principal balances of $3.0 billion and $3.3 billion, respectively.
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
Foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and on-balance sheet loans in foreclosure and real estate owned. A summary of the activity in foreclosure-related reserves is as follows:

	Six Months Ended
	June 30,
	2011	2010
	(In millions)
Balance, beginning of period	$111	$86
Realized foreclosure losses	(35)	(32)
Increase in reserves due to:
Changes in assumptions	39	45
New loan sales	7	5

Balance, end of period	$122	$104

Foreclosure-related reserves consist of the following:
Loan Repurchases and Indemnifications
The maximum exposure to representation and warranty provisions exceeds the amount of loans in the capitalized portfolio of $142.4 billion; however, the range of total possible losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties. As of June 30, 2011, approximately $197 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 15% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).
As of June 30, 2011 and December 31, 2010, liabilities for probable losses related to repurchase and indemnification obligations of $88 million and $74 million, respectively, are included in Other liabilities in the Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Mortgage Loans in Foreclosure and Real Estate Owned
Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances.
Real estate owned, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is estimated based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell.
The carrying values of the mortgage loans in foreclosure and real estate owned are recorded within Other Assets on the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
	2011	2010
	(In millions)
Mortgage loans in foreclosure	$120	$128
Allowance for probable losses	(21)	(22)

Mortgage loans in foreclosure, net	$99	$106

Real Estate Owned	$49	$54
Adjustment to estimated net realizable value	(13)	(15)

Real Estate Owned, net	$36	$39

Mortgage Reinsurance
The Company has exposure to consumer credit risk through losses from two contracts with primary mortgage insurance companies, that are inactive and in runoff. The exposure to losses through these reinsurance contracts is based on mortgage loans pooled by year of origination.
As of June 30, 2011, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 4.5 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers.
The Company is required to hold cash and securities in trust related to this potential obligation, which were $246 million, included in Restricted cash, cash equivalents and investments in the Condensed Consolidated Balance Sheet as of June 30, 2011. The amount of cash and securities held in trust is contractually specified in the reinsurance agreements and is based on the original risk assumed under the contracts and the incurred losses to date.
As of June 30, 2011 the unpaid reinsurance losses outstanding were $8 million, and $97 million was included in Other liabilities in the Condensed Consolidated Balance Sheet for incurred and incurred but not reported losses associated with mortgage reinsurance activities (estimated on an undiscounted basis).
A summary of the activity in reinsurance-related reserves is as follows:

	Six Months Ended
	June 30,
	2011	2010
	(In millions)
Balance, beginning of period	$113	$108
Realized reinsurance losses	(33)	(6)
Increase in liability for reinsurance losses	17	26

Balance, end of period	$97	$128

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Commercial Credit Risk
Vehicle leases are primarily classified as operating leases; however, certain leases are classified as direct financing leases and recorded within Net investment in fleet leases in the Condensed Consolidated Balance Sheets.
As of June 30, 2011 and December 31, 2010, direct financing leases greater than 90 days past due total $20 million and $19 million, respectively. As of June 30, 2011 and December 31, 2010, direct financing leases greater than 90 days that are still accruing interest were $18 million and $16 million and the allowance for credit losses was $2 million and $3 million, respectively.
10. Commitments and Contingencies

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
The Company has sought further judicial review of the case, including appeal. The recorded liability for probable losses related to this matter as of June 30, 2011 was not significant.
In connection with the heightened focus on foreclosure practices across the mortgage industry in 2010 and 2011, the Company has received inquiries from regulators and attorneys general of certain states as well as from the Committee on Oversight and Government Reform of the U.S. House of Representatives, requesting information regarding foreclosure practices, processes and procedures, among other things. Although the Company has not been assessed any material penalties or fines associated with its foreclosure practices to-date, it is reasonably possible that the Company could experience an increase in foreclosure-related litigation and could be assessed fines and penalties related to foreclosure practices in the future. However, the amount of any losses in connection with such matters cannot be reasonably estimated given the inherent uncertainty around the outcome of such matters.
11. Accumulated Other Comprehensive Income

The after-tax components of Accumulated other comprehensive income were as follows:
Six Months Ended June 30, 2011

		Unrealized
		Gains
	Currency	On Available-
	Translation	for-Sale	Pension
	Adjustment	Securities	Adjustment	Total
	(In millions)
Balance at December 31, 2010	$36	$1	$(8)	$29
Change during 2011	6	1	—	7

Balance at June 30, 2011	$42	$2	$(8)	$36

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2010

		Unrealized
		Gains
	Currency	On Available-
	Translation	for-Sale	Pension
	Adjustment	Securities	Adjustment	Total
	(In millions)
Balance at December 31, 2009	$27	$—	$(8)	$19
Change during 2010	(2)	1	—	(1)

Balance at June 30, 2010	$25	$1	$(8)	$18

All components of Accumulated other comprehensive income presented above are net of income taxes; however the currency translation adjustment presented above excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.
12. Fair Value Measurements
Recurring Fair Value Measurements
For assets and liabilities measured at fair value on a recurring basis, there has been no change in the valuation methodologies and classification pursuant to the valuation hierarchy during the six months ended June 30, 2011. The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of June 30, 2011 or December 31, 2010. Significant inputs to the measurement of fair value on a recurring basis and further information on the assets and liabilities measured at fair value on a recurring basis are as follows:
Mortgage Loans Held for Sale. For Level Three mortgage loans held for sale, fair value is estimated utilizing either a discounted cash flow model or underlying collateral values. The assumptions used to measure fair value using a discounted cash flow valuation methodology are as follows:

	June 30,	December 31,
	2011	2010
Prepayment speed	10%	13%
Discount Rate	7-10%	7-10%
Yield	3-8%	3-8%
Credit Loss (annualized)	7-32%	5-31%
The following table reflects the difference between the carrying amount of Mortgage loans held for sale measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	June 30, 2011		December 31, 2010
		Loans 90 or		Loans 90 or
		more days past		more days past
		due and on non-		due and on non-
	Total	accrual status	Total	accrual status
	(In millions)
Mortgage loans held for sale:
Carrying amount	$1,707	$16	$4,329	$14
Aggregate unpaid principal balance	1,689	24	4,356	21

Difference	$18	$(8)	$(27)	$(7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the components of Mortgage loans held for sale:

	June 30,	December 31,
	2011	2010
First mortgages:	(In millions)
Conforming(1)	$1,534	$4,123
Non-conforming	117	138
Construction loans	8	11

Total first mortgages	1,659	4,272

Second lien	9	11
Scratch and Dent(2)	38	40
Other	1	6

Total	$1,707	$4,329

(1)	Represents mortgage loans that conform to the standards of the government-sponsored entities.

(2)	Represents mortgage loans with origination flaws or performance issues.
Derivative Instruments. The average pullthrough percentage used in measuring the fair value of interest rate lock commitments was 77% and 78% as of June 30, 2011 and December 31, 2010, respectively.
Mortgage Servicing Rights. The significant assumptions used in estimating the fair value of Mortgage servicing rights (“MSRs”) were as follows (in annual rates):

	June 30,	December 31,
	2011	2010
Weighted-average prepayment speed (CPR)	12%	12%
Option adjusted spread, in basis points	826	844
Volatility	28%	29%
The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	June 30, 2011
	Weighted-
	Average	Option
	Prepayment	Adjusted
	Speed	Spread	Volatility
	(In millions)
Impact on fair value of 10% adverse change	$(79)	$(68)	$(29)
Impact on fair value of 20% adverse change	(152)	(130)	(60)
These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets and liabilities measured at fair value on a recurring basis were included in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2011
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)
Assets:
Restricted investments	$—	$241	$—	$—	$241
Mortgage loans held for sale	—	1,552	155	—	1,707
Mortgage servicing rights	—	—	1,508	—	1,508
Other assets:
Derivative assets:
Interest rate lock commitments	—	—	52	—	52
Forward delivery commitments	—	43	—	(23)	20
Interest rate contracts	—	2	—	—	2
Option contracts	—	3	—	—	3
Convertible note-related agreements	—	—	31	—	31
Securitized mortgage loans	—	—	34	—	34
Liabilities:
Other liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$4	$—	$4
Forward delivery commitments	—	52	—	(33)	19
Foreign exchange contracts	—	1	—	—	1
Convertible note-related agreements	—	—	31	—	31
Debt:
Mortgage loan securitization debt certificates	—	—	26	—	26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)
Assets:
Restricted investments	$—	$254	$—	$—	$254
Mortgage loans held for sale	—	4,157	172	—	4,329
Mortgage servicing rights		—	1,442	—	1,442
Other assets:
Derivative assets:
Interest rate lock commitments	—	—	42	—	42
Forward delivery commitments	—	309	—	(241)	68
Interest rate contracts	—	4	—	—	4
Convertible note-related agreements	—	—	54	—	54
Securitized mortgage loans	—	—	42	—	42
Liabilities:
Other liabilities:
Derivative liabilities:
Interest rate lock commitments	—	—	46	—	46
Forward delivery commitments	—	82	—	(51)	31
Convertible note-related agreements	—	—	54	—	54
Debt:
Mortgage loan securitization debt certificates	—	—	30	—	30

(1)
Represents adjustments to arrive at the carrying amounts of assets and liabilities presented in the Condensed Consolidated Balance Sheets for the effect of netting the payable or receivable and cash collateral held or placed with the same counterparties under master netting arrangements.

The activity in assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended June 30, 2011
			Other Assets		Debt

			Interest rate		Mortgage loan
	Mortgage	Mortgage	lock	Securitized	securitization
	loans held	servicing	commitments,	mortgage	debt
	for sale	rights	net	loans	certificates
	(In millions)
Balance, beginning of period	$157	$1,590	$49	$37	$28
Realized and unrealized gains (losses) for assets	2	(159)	249	—	—
Realized and unrealized (gains) losses for liabilities	—	—	—	—	1
Purchases	12	—	—	—	—
Issuances	131	77	—	—	—
Settlements	(131)	—	(250)	(3)	(3)
Transfers into level three (1)	36	—	—	—	—
Transfers out of level three (2)	(52)	—	—	—	—

Balance, end of period	$155	$1,508	$48	$34	$26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2011
			Other Assets		Debt

			Interest rate		Mortgage loan
	Mortgage	Mortgage	lock	Securitized	securitization
	loans held	servicing	commitments,	mortgage	debt
	for sale	rights	net	loans	certificates
	(In millions)
Balance, beginning of period	$172	$1,442	$(4)	$42	$30
Realized and unrealized gains (losses) for assets	(10)	(191)	433	(1)	—
Realized and unrealized (gains) losses for liabilities	—	—	—	—	2
Purchases	24	—	—	—	—
Issuances	308	257	—	—	—
Settlements	(304)	—	(381)	(7)	(6)
Transfers into level three (1)	84	—	—	—	—
Transfers out of level three (2)	(119)	—	—	—	—

Balance, end of period	$155	$1,508	$48	$34	$26

	Three Months Ended June 30, 2010
			Other Assets			Debt

	Mortgage			Interest rate		Mortgage loan
	loans	Mortgage		lock	Securitized	securitization
	held	servicing	Investment	commitments,	mortgage	debt
	for sale	rights	securities	net	loans	certificates
	(In millions)
Balance, beginning of period	$92	$1,458	$1	$51	$49	$37
Realized and unrealized gains (losses) for assets	(3)	(320)	—	379	2	—
Realized and unrealized losses for liabilities	—	—	—	—	—	1
Purchases, issuances and settlements, net	15	98	(1)	(288)	(4)	(3)
Transfers into level three (1)	8	—	—	—	—	—
Transfers out of level three (2)	(9)	—	—	—	—	—

Balance, end of period	$103	$1,236	$—	$142	$47	$35

	Six Months Ended June 30, 2010
			Other Assets			Debt

	Mortgage			Interest rate		Mortgage loan
	loans	Mortgage		lock	Securitized	securitization
	held	servicing	Investment	commitments,	mortgage	debt
	for sale	rights	securities	net	loans	certificates
	(In millions)
Balance, beginning of period	$111	$1,413	$12	$26	$—	$—
Realized and unrealized gains (losses) for assets	(5)	(372)	—	581	4	—
Realized and unrealized losses for liabilities	—	—	—	—	—	2
Purchases, issuances and settlements, net	(4)	195	(1)	(465)	(8)	(7)
Transfers into level three (1)	26	—	—	—	—	—
Transfers out of level three (2)	(25)	—	—	—	—	—
Transition adjustment (3)	—	—	(11)	—	51	40

Balance, end of period	$103	$1,236	$—	$142	$47	$35

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For assets and liabilities classified within Level Three of the valuation hierarchy, the following tables summarize amounts included in the Condensed Consolidated Statements of Operations for: (i) realized and unrealized gains and losses and (ii) unrealized gains and losses related to assets and liabilities that are included in the Condensed Consolidated Balance Sheets as of the end of the respective period:

	Three Months Ended June 30, 2011
					Mortgage	Related to
					loan	assets and
	Mortgage	Mortgage	Interest rate	Securitized	securitization	liabilities held at
	loans held	servicing	lock	mortgage	debt	June 30,
	for sale	rights	commitments	loans	certificates	2011
	(In millions)
Gain on mortgage loans, net	$(1)	$—	$249	$—	$—	$43
Change in fair value of mortgage servicing rights	—	(159)	—	—	—	(130)
Mortgage interest income	3	—	—	1	—	—
Mortgage interest expense	—	—	—	—	(1)	—
Other income	—	—	—	—	—	—

	Six Months Ended June 30, 2011
					Mortgage	Related to
					loan	assets and
	Mortgage	Mortgage	Interest rate	Securitized	securitization	liabilities held at
	loans held	servicing	lock	mortgage	debt	June 30,
	for sale	rights	commitments	loans	certificates	2011
	(In millions)
Gain on mortgage loans, net	$(16)	$—	$433	$—	$—	$35
Change in fair value of mortgage servicing rights	—	(191)	—	—	—	(102)
Mortgage interest income	6	—	—	2	—	—
Mortgage interest expense	—	—	—	—	(2)	—
Other income	—	—	—	(3)	—	(3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2010
					Mortgage	Related to
					loan	assets and
	Mortgage	Mortgage	Interest rate	Securitized	securitization	liabilities held at
	loans held	servicing	lock	mortgage	debt	June 30,
	for sale	rights	commitments	loans	certificates	2010
	(In millions)
Gain on mortgage loans, net	$(5)	$—	$379	$—	$—	$133
Change in fair value of mortgage servicing rights	—	(320)	—	—	—	(273)
Mortgage interest income	2	—	—	2	—	—
Mortgage interest expense	—	—	—	—	(2)	—
Other income	—	—	—	—	1	—

	Six Months Ended June 30, 2010
					Mortgage	Related to
					loan	assets and
	Mortgage	Mortgage	Interest rate	Securitized	securitization	liabilities held at
	loans held	servicing	lock	mortgage	debt	June 30,
	for sale	rights	commitments	loans	certificates	2010
	(In millions)
Gain on mortgage loans, net	$(10)	$—	$581	$—	$—	$130
Change in fair value of mortgage servicing rights	—	(372)	—	—	—	(262)
Mortgage interest income	5	—	—	3	—	—
Mortgage interest expense	—	—	—	—	(3)	—
Other income	—	—	—	1	1	1
Non-Recurring Fair Value Measurements
Other Assets. The allowance for probable losses associated with mortgage loans in foreclosure and the adjustment to record real estate owned at estimated net realizable value were based upon fair value measurements from Level Two of the valuation hierarchy. During the three and six months ended June 30, 2011, total foreclosure-related charges of $24 million and $39 million, respectively, were recorded in Other operating expenses, which include changes in the estimate of losses related to off-balance sheet exposure to loan repurchases and indemnifications in addition to the provision for valuation adjustments for mortgage loans in foreclosure and real estate owned. During the three and six months ended June 30, 2010, total foreclosure-related charges of $20 million and $43 million, respectively, were recorded.
See Note 9, “Credit Risk” for further discussion regarding the balances of mortgage loans in foreclosure, real estate owned, and the off-balance sheet exposure to loan repurchases and indemnifications.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. Variable Interest Entities
Significant variable interest entities included in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2011
		Chesapeake
		and D.L	FLRT and	Mortgage
	PHH Home	Peterson	PHH Lease	Securitization
	Loans	Trust	Receivables LP	Trust
	(In millions)
ASSETS
Cash	$28	$5	$—	$—
Restricted cash(1)	—	219	42	—
Mortgage loans held for sale	358	—	—	—
Accounts receivable, net	5	74	—	—
Net investment in fleet leases	—	2,761	550	—
Property, plant and equipment, net	1	—	—	—
Other assets	10	9	4	34

Total assets	$402	$3,068	$596	$34

Assets held as collateral(2)	$311	$3,054	$516	$—

LIABILITIES
Accounts payable and accrued expenses	$16	$2	$2	$—
Debt	290	2,523	456	26
Other liabilities	5	—	—	—

Total liabilities(3)	$311	$2,525	$458	$26

	December 31, 2010
		Chesapeake
		and D.L	FLRT and	Mortgage
	PHH Home	Peterson	PHH Lease	Securitization
	Loans	Trust	Receivables LP	Trust
	(In millions)
ASSETS
Cash	$40	$4	$—	$—
Restricted cash(1)	—	202	39	—
Mortgage loans held for sale	384	—	—	—
Accounts receivable, net	14	50	—	—
Net investment in fleet leases	—	2,854	502	—
Property, plant and equipment, net	1	—	—	—
Other assets	10	12	18	42

Total assets	$449	$3,122	$559	$42

Assets held as collateral(2)	$331	$3,106	$506	$—

LIABILITIES
Accounts payable and accrued expenses	$20	$3	$16	$—
Debt	304	2,577	450	30
Other liabilities	5	—	—	—

Total liabilities(3)	$329	$2,580	$466	$30

(1)
Relates primarily to amounts collected for lease payments and related receivables specifically designated to purchase assets, to repay debt and/or to provide over-collateralization related to vehicle management asset-backed debt arrangements.

(2)	Relates to the entity’s borrowing arrangements and are not available to pay the Company’s general obligations. See Note 7, “Debt and Borrowing Arrangements” for further information.

(3)	Excludes intercompany payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PHH Home Loans
For the six months ended June 30, 2011, approximately 21% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 83% were originated by PHH Home Loans.
14. Segment Information
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
Segment results were as follows:

	Net Revenues
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In millions)
Mortgage Production segment(1)	$169	$202	$383	$354
Mortgage Servicing segment	(58)	(238)	(1)	(202)
Fleet Management Services segment	406	407	801	797

Total reportable segments	517	371	1,183	949
Other	(1)	—	(2)	(1)

Total	$516	$371	$1,181	$948

	Segment Profit (Loss) (2)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In millions)
Mortgage Production segment(1)	$25	$49	$77	$74
Mortgage Servicing segment	(113)	(284)	(99)	(297)
Fleet Management Services segment	19	13	35	21

Total reportable segments	(69)	(222)	13	(202)
Other	(1)	—	(1)	(1)

Total	$(70)	$(222)	$12	$(203)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Assets
	As of	As of
	June 30,	December 31,
	2011	2010
	(In millions)
Mortgage Production segment	$1,990	$4,605
Mortgage Servicing segment	2,291	2,291
Fleet Management Services segment	4,333	4,216
Other	135	158

Total Company	$8,749	$11,270

(1)
For the six months ended June 30, 2011, Net revenues and segment profit for the Mortgage Production segment includes a $68 million gain on the 50.1% sale of the equity interests in the Company’s appraisal services business.

(2)	The following is a reconciliation of (Loss) income before income taxes to segment profit (loss):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In millions)
(Loss) income before income taxes	$(66)	$(215)	$19	$(196)
Less: net income attributable to noncontrolling interest	4	7	7	7

Segment profit (loss)	$(70)	$(222)	$12	$(203)

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
Executive Summary

During the second quarter of 2011, we have continued to observe relatively low mortgage interest rates. Consistent with the industry expectations, the low interest rate environment has not generated a significant increase in mortgage applications since many borrowers took advantage of the declines in mortgage interest rates that occurred during 2010. We have experienced declines in total loan margins in our Mortgage Production segment due, in part, to increased competitive conditions. The decline in interest rates during the second quarter of 2011 caused an unfavorable change in fair value of our Mortgage servicing rights, which contributed to the segment loss in our Mortgage Servicing segment.

As discussed below under “—Industry Trends - Regulatory Trends”, the financial services industry, and the mortgage industry in particular, continues to be the subject of increased regulatory focus. This has resulted, and could continue to result in, increased regulatory costs, and may result in increased losses associated with regulatory actions and litigation.
On March 31, 2011, we sold 50.1% of the equity interests in our appraisal services business (Speedy Title and Appraisal Review Services, or “STARS”) to CoreLogic, Inc. and retained the remaining 49.9% of the interests. STARS provides appraisal services, credit research, flood certification, and tax services. We believe this new relationship will enable us to leverage the technology and product expertise of CoreLogic to enhance the customer experience and, ultimately, drive earnings growth. We received a $20 million cash payment in March 2011, with three $5 million installment payments to be received on March 31, 2012, 2014 and 2016. The sale resulted in a total gain of $68 million during the first quarter of 2011 which was inclusive of a $34 million non-cash gain from the initial valuation of our equity method investment upon deconsolidation of STARS.
Our Fleet Management Services segment continued the positive momentum from 2010 with strong earnings from fee-based services and reduced costs.
The following table presents summarized results for PHH Corporation for the second quarters and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions, except per share data)
PHH Corporation Consolidated:
Net (loss) income attributable to PHH Corporation	$(41)	$(133)	$8	$(125)
Basic (loss) earnings per share attributable to PHH Corporation	(0.73)	(2.40)	0.14	(2.26)
Diluted (loss) earnings per share attributable to PHH Corporation	(0.73)	(2.40)	0.14	(2.26)

Reportable Segments Profit (Loss):(1)
Mortgage Production segment	$25	$49	$77	$74
Mortgage Servicing segment	(113)	(284)	(99)	(297)
Fleet Management Services segment	19	13	35	21

(1)	Segment Profit (Loss) is described in Note 14, “Segment Information” in the accompanying Notes to Condensed Consolidated Financial Statements.
The following summarizes the key highlights that drove our operating performance and segment profit (loss) for our reportable segments during the period indicated in 2011 in comparison to the same period in 2010:
Mortgage Production Segment
     Quarterly Comparison:
▪	Segment profit was $24 million lower compared with 2010 primarily due to an 11% decline in the volume of interest rate lock commitments expected to close and lower gain on sale margins.

▪
Interest rate lock commitments expected to close declined to $7.5 billion in 2011 from $8.4 billion in 2010 due to lower refinance activity. Total loan margins in 2011 declined from 2010, reflecting a reduction in the level of industry originations.

▪	Total mortgage closing volumes for 2011 were $9.7 billion of which approximately 72% were retail and 28% were wholesale/correspondent.

     Year-to-Date Comparison:
▪
Segment profit was $3 million higher compared with 2010 due to a $68 million gain on the sale of 50.1% of the equity interests in STARS during the first quarter of 2011 partially offset by a 15% decline in the volume of interest rate lock commitments expected to close and lower total loan margins.

▪
Interest rate lock commitments expected to close declined to $12.5 billion in 2011 from $14.8 billion in 2010 primarily due to lower purchase applications in 2011 as compared to 2010. Total loan margins declined from 2010, reflecting a reduction in the level of industry originations.

▪	Total mortgage closing volumes for 2011 were $23.6 billion of which approximately 71% were retail and 29% were wholesale/correspondent.
Mortgage Servicing Segment
     Quarterly Comparison:
▪
Segment loss was unfavorably impacted in 2011 by a $117 million decrease in the fair value of our mortgage servicing rights driven primarily by lower long-term interest rates and higher projected foreclosure costs that were partially offset by improved projected portfolio delinquencies, as compared to a $274 million decrease during 2010.

▪
Loan servicing income increased by $20 million reflecting the continued growth in our loan servicing portfolio and a lower net reinsurance loss. Our average loan servicing portfolio increased by 11% from $154.4 billion in 2010 to $172.1 billion in 2011.

▪	Foreclosure-related charges remain elevated at $24 million during 2011, compared to $20 million in 2010, reflecting a continued higher level of repurchase requests and loss severities.
     Year-to-Date Comparison:
▪
Segment loss was unfavorably impacted in 2011 from a $92 million decrease in the fair value of our mortgage servicing rights driven primarily by lower long-term interest rates that were partially offset by improved portfolio delinquencies, as compared to a $281 million decrease during 2010. Additionally, there was an $8 million unfavorable change in fair value due to prepayments and recurring cash flows during 2011 compared to 2010, reflecting a higher level of payoffs and payments in 2011.

▪
Loan servicing income increased by $27 million reflecting the continued growth in our loan servicing portfolio and a lower net reinsurance loss. Our average loan servicing portfolio increased by 11% from $153.4 billion in 2010 to $170.4 billion in 2011.

▪	Foreclosure-related charges remain elevated at $39 million during 2011, compared to $43 million in 2010, reflecting a continued higher level of repurchase requests and loss severities.
Fleet Management Services Segment
     Quarterly Comparison:
▪	Segment profit increased by $6 million to $19 million in 2011, driven by higher units and usage of fee and asset-based management services coupled with lower costs.

▪	Maintenance service, fuel, and accident management average units all increased in 2011 compared to 2010 despite a 6% decline in the number of leased vehicles.
     Year-to-Date Comparison:
▪	Segment profit increased by $14 million to $35 million in 2011, driven by higher units and usage of fee and asset-based management services coupled with lower costs.

▪	Maintenance service, fuel, and accident management average units all increased in 2011 compared to 2010 despite a 6% decline in the number of leased vehicles.
See “—Results of Operations” for additional information regarding our consolidated results and the results of each of our reportable segments.
Industry Trends

Regulatory Trends
Financial Regulatory Reform
The Dodd-Frank Wall Street Reform and Consumer Protection Act, among other provisions, established the Bureau of Consumer Financial Protection (“CFPB”), which began operations on July 21, 2011. The CFPB will implement and enforce the consumer protection provisions of the Dodd-Frank Act and will have the authority to examine all non-bank mortgage lenders, brokers and services, among other entities. We will be subject to the regulatory authority of the CFPB through our mortgage subsidiaries.
Six federal agencies, including the SEC, have proposed a rule providing sponsors of securitizations with various options for meeting the risk-retention requirements of the Dodd-Frank Act. Among other things, the options include retaining risk of the securitization transactions equal to at least 5% of each class of asset-backed security, 5% of par value of all asset-backed security interests issued, 5% of a representative pool of assets, or a combination of these options.
As required by the Dodd-Frank Act, the proposal includes descriptions of loans that would not be subject to these requirements, including asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages” (or QRMs). Proposed criteria to qualify for an exemption from the risk retention requirements include, but are not limited to: (i) maximum loan-to-value ratios for purchases and refinances of 80% and 75%, respectively; (ii) mortgage payment to gross income and debt payments to gross income ratios of 28% and 36%, respectively; (iii) borrower credit requirements including no current delinquencies, 60-day plus delinquencies in the past 2 years, or bankruptcies/ foreclosures in the past 3 years; and (iv) loan-type requirements including no interest only, negative amortization, balloon payments, or prepayment penalties.
The proposed rule would also recognize that the 100% guarantee of principal and interest provided by Fannie Mae and Freddie Mac meets their risk-retention requirements as sponsors of mortgage-backed securities for as long as they are in conservatorship or receivership with capital support from the U.S. government.
Substantially all of the loans that we originated during 2010 and 2011 were sold to Fannie Mae, Freddie Mac, or Ginnie Mae and would therefore have been exempt from the risk-retention requirements under the current proposal. For our lease securitizations, we believe we currently retain a subordinate position relative to the issued asset-backed securities in excess of the proposed 5% requirement, and we are continuing to monitor the potential impact under the proposed rules.

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
While we were not included in these reviews, we have received inquiries and requests for information from regulators and attorneys general of certain states as well as from the Committee on Oversight and Government Reform of the U.S. House of Representatives, requesting information as to our foreclosure processes and procedures, among other things. While we have not been assessed any material penalties resulting from our foreclosure practices to date, we expect the higher level of focus on foreclosure practices will result in higher legal and servicing related costs as well as potential regulatory fines and penalties.
Mortgage Production Trends
Despite continued low interest rates, restrictive underwriting standards and a weak housing market have continued to negatively impact loan origination volumes and are expected to continue to negatively impact origination volume during the second half of 2011. As of July 2011, Fannie Mae’s Economics and Mortgage Market Analysis forecasted declines in industry loan originations to $418 billion during the second half of 2011 as compared to $870 billion during the second half of 2010. The 52% decline is due to a decrease in projected refinance originations offset by a slight increase in projected purchase originations. Refinance originations are highly dependent on the level of relative interest rates as well as the borrower’s ability to qualify for the mortgage and could vary materially from these projections depending on interest rates.
Gain on sale margins have declined significantly from 2010 levels reflecting a more competitive environment given declining volumes. Gain on sale margins generally tighten in a rising interest rate environment and widen in a declining interest rate environment as loan originators manage capacity. Margins declined during the second quarter of 2011 from the first quarter of 2011, especially in the wholesale/correspondent channel. Assuming a relatively stable interest rate environment, we believe that loan margins will not be materially different than the first half of 2011 as many loan originators have reduced headcount and capacity in anticipation of lower loan origination volumes.
In response to projected declines in overall industry originations and margins, we are actively working to grow our market share and improve our profitability. Historically, lower industry originations and margins have led to an increase in mortgage outsourcing opportunities and we intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships.
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
Despite some stabilization in the level of overall portfolio delinquencies, we have seen a significant increase in repurchase requests, primarily from the agencies, during the second quarter of 2011, resulting in a corresponding increase in foreclosure-related costs especially related to loans originated during 2005 through 2008. We believe repurchase requests will continue to be high for the remainder of 2011 and into 2012.

In addition to the increased focus on loan repurchases and indemnifications, we have experienced higher reinsurance losses as a result of the continued weakness in the housing market coupled with an elevated level of delinquency and foreclosure experience. We paid $17 million and $33 million in reinsurance claims during the second quarter and six months ended June 30, 2011, respectively, and expect our paid claims for certain book years to remain high into 2012 as foreclosures are completed and insurance claims are processed and finalized. We hold cash and securities in trust related to our potential obligation to pay such claims, which were $246 million and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011. We expect that the amount currently held in trust will be significantly higher than future claims for reinsurance losses.
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

Results of Operations

Consolidated Results

The following table presents our consolidated results of operations for the second quarters and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Net fee income	$100	$106	$228	$196
Fleet lease income	343	349	680	688
Gain on mortgage loans, net	119	139	178	244
Mortgage net finance expense	(25)	(19)	(44)	(39)
Loan servicing income	117	97	225	198
Change in fair value of mortgage servicing rights	(159)	(320)	(191)	(372)
Other income	21	19	105	33

Net revenues	516	371	1,181	948

Depreciation on operating leases	309	306	615	614
Fleet interest expense	21	25	41	48
Total other expenses	252	255	506	482

Total expenses	582	586	1,162	1,144

(Loss) income before income taxes	(66)	(215)	19	(196)
Income tax (benefit) expense	(29)	(89)	4	(78)

Net (loss) income	(37)	(126)	15	(118)
Less: net income attributable to noncontrolling interest	4	7	7	7

Net (loss) income attributable to PHH Corporation	$(41)	$(133)	$8	$(125)

Quarterly Comparison: Net loss attributable to PHH Corporation decreased by $92 million compared to 2010 due to a decrease in segment loss in our Mortgage Servicing segment and an increase in segment profit in our Fleet Management Services segment which was partially offset by a decrease in segment profit in our Mortgage Production segment. Net loss attributable to PHH Corporation was also impacted by changes in Income tax benefit compared to 2010.
Year-to-Date Comparison: Net (loss) income attributable to PHH Corporation increased by $133 million compared to 2010 due to favorable changes in segment profit (loss) in each of our reportable segments. Net (loss) income attributable to PHH Corporation includes a $68 million gain on the sale of 50.1% of the interests in our appraisal services business discussed below.
A more detailed discussion of the results for our reportable segments is presented within Segment Results below.
Income tax (benefit) expense
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

Quarterly Comparison: During the second quarter of 2011, the Income tax benefit was $29 million and was impacted by a $4 million benefit from state and local income taxes due to the mix and amount of pre-tax income and loss from the operations by entity and state tax jurisdiction, and a $2 million net increase in the valuation allowances for deferred tax assets, primarily due to tax loss carryforwards generated during the quarter for which we believe it is more likely than not that the amounts will not be realized.
During 2010, the Income tax benefit was $89 million and was impacted by a $13 million benefit from state and local income taxes due to the mix and amount of pre-tax income and loss from the operations by entity and state tax jurisdiction, and a $3 million net increase in the valuation allowances for deferred tax assets, primarily due to tax loss carryforwards generated during the quarter for which we believe it is more likely than not that the amounts will not be realized.
Year-to-Date Comparison: During 2011, Income tax expense was $4 million and was primarily impacted by an $8 million decrease in the liabilities for income tax contingencies, primarily due to the resolution and settlement with various taxing authorities, including the conclusion of the IRS examination and review of our taxable years 2006 through 2009, offset by a $6 million net increase in the valuation allowance for deferred tax assets primarily due to tax loss carryforwards generated during the period for which we believe it is more likely than not that the amounts will not be realized.
During 2010, the Income tax benefit was $78 million and was impacted by a $12 million benefit from state and local income taxes due to the mix and amount of pre-tax income and loss from the operations by entity and state tax jurisdiction, offset by a $5 million net increase in the valuation allowances for deferred tax assets, primarily due to tax loss carryforwards generated during the period for which we believe it is more likely than not that the amounts will not be realized.
Appraisal Services Business Joint Venture
On March 31, 2011, we sold 50.1% of the equity interests in our appraisal services business, Speedy Title and Appraisal Review Services, (“STARS”) to CoreLogic, Inc. for a total purchase price of $35 million, consisting of an initial $20 million cash payment received on March 31, 2011, and three future $5 million installment payments to be received on March 31, 2012, 2014 and 2016. Upon the occurrence of certain events prior to September 30, 2017, we may have the right or obligation to purchase CoreLogic’s interests. We retained a 49.9% equity interest in STARS, which is accounted for under the equity method and was recorded within Other assets with an initial fair value of $34 million as of March 31, 2011.
During the six months ended June 30, 2011, a $68 million gain on the sale of the 50.1% equity interest was recorded within Other income, which consisted of the net present value of the purchase price from CoreLogic plus the $34 million from the initial valuation of our equity method investment in STARS. For the three months ended June 30, 2011, earnings from the equity method investment in STARS of $1 million are recorded as a component of Other income and represent 49.9% of the pre-tax income of the STARS joint venture over the period.
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

The following table presents the results of our Other segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Net revenues	$(1)	$—	$(2)	$(1)

Salaries and related expenses	17	5	36	11
Occupancy and other office expenses	1	—	2	—
Fleet interest expense	—	—	(2)	(1)
Other operating expenses	11	2	22	5
Corporate overhead allocation	(29)	(7)	(59)	(15)

Total expenses	—	—	(1)	—

Segment loss	$(1)	$—	$(1)	$(1)

As a result of our transformation initiatives, as of January 1, 2011 certain general and administrative functions that had previously been part of our Mortgage Production, Mortgage Servicing and Fleet Management Services segments were consolidated into our Other segment, including information technology, human resources, finance, and marketing. The majority of general and administrative expenses are allocated back to the segments through a corporate overhead allocation.
Certain costs previously reported by our Mortgage Production, Mortgage Servicing and Fleet Management Services segments as Salaries and related expenses during 2010 are now included in the corporate overhead allocation and reported as a component of Other operating expenses. The table below provides a summary of our corporate overhead allocation by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Mortgage Production segment	$14	$3	$30	$7
Mortgage Servicing segment	4	1	7	2
Fleet Management Services segment	11	3	22	6
Other	(29)	(7)	(59)	(15)

Total expenses	$—	$—	$—	$—

Other operating expenses for the second quarter of 2011 in our Mortgage Production, Mortgage Servicing, and Fleet Management Services segments increased by $11 million, $3 million and $8 million, respectively, as compared to the same period of 2010 resulting from our internal reorganization. Other operating expenses for the six months ending June 30, 2011 in our Mortgage Production, Mortgage Servicing, and Fleet Management Services segments increased by $23 million, $5 million and $16 million, respectively, as compared to the same period of 2010 resulting from our internal reorganization. These increases were primarily offset by corresponding decreases in Salaries and related expenses and Other operating expenses exclusive of corporate allocations. See individual segment results discussions below for further detail.

Mortgage Production Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ In millions, except average loan amount)
Loans closed to be sold	$6,834	$7,660	$16,530	$13,333
Fee-based closings	2,913	2,397	7,047	4,549

Total closings	$9,747	$10,057	$23,577	$17,882

Purchase closings	$5,716	$6,175	$9,867	$9,593
Refinance closings	4,031	3,882	13,710	8,289

Total closings	$9,747	$10,057	$23,577	$17,882

Fixed rate	$6,727	$7,957	$16,665	$13,882
Adjustable rate	3,020	2,100	6,912	4,000

Total closings	$9,747	$10,057	$23,577	$17,882

Retail closings	$7,029	$7,427	$16,776	$13,529
Wholesale/correspondent closings	2,718	2,630	6,801	4,353

Total closings	$9,747	$10,057	$23,577	$17,882

Average loan amount	$252,126	$228,865	$256,495	$233,566
Loans sold	$6,831	$6,897	$19,728	$12,659
Applications	$15,365	$15,958	$26,302	$28,157
IRLCs expected to close	$7,501	$8,425	$12,545	$14,799

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Mortgage fees	$56	$66	$142	$118

Gain on mortgage loans, net	119	139	178	244

Mortgage interest income	20	18	51	34
Mortgage interest expense	(28)	(22)	(61)	(43)

Mortgage net finance expense	(8)	(4)	(10)	(9)
Other income	2	1	73	1

Net revenues	169	202	383	354

Salaries and related expenses	76	85	167	161
Occupancy and other office expenses	8	8	15	16
Other depreciation and amortization	2	3	5	6
Other operating expenses	54	50	112	90

Total expenses	140	146	299	273

Income before income taxes	29	56	84	81
Less: net income attributable to noncontrolling interest	4	7	7	7

Segment profit	$25	$49	$77	$74

Mortgage Production Statistics
Mortgage loan originations are driven by the demand to fund home purchases and the demand to refinance existing loans. Purchase closings are influenced by the number of home sales and the overall condition of the housing market whereas refinance closings are sensitive to interest rate changes relative to borrowers’ current interest rates. Refinance closings typically increase when interest rates fall and decrease when interest rates rise. Although the level of interest rates is a key driver of refinancing activity, there are other factors which influence the level of refinance closings including home prices, underwriting standards and product characteristics. The demand for wholesale/correspondent closings is influenced by a variety of factors, including overall industry capacity. Wholesale/correspondent closings represented 29% of our total closings during the six months ended June 30, 2011. Retail loans are generally more profitable than wholesale/correspondent and have higher loan margins and higher expenses.
Interest rate lock commitments (“IRLCs”) represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. Interest rate lock commitments expected to close are adjusted for the amount of loans expected to close in accordance with the terms of the commitment. IRLCs expected to close result in loans closed to be sold as we do not enter into interest rate lock commitments on fee-based closings.
As of July 2011, Fannie Mae’s Economics and Mortgage Market Analysis shows an increase in mortgage industry volumes of approximately 1% and 2% during the second quarter and six months ended June 30, 2011, respectively compared the same period of 2010. Although mortgage interest rates have remained at relatively low levels through 2011, many borrowers took advantage of the low interest rate environment in 2010 by refinancing after interest rates declined. As a result, IRLCs expected to close declined by 11% during the second quarter of 2011 and 15% during the six months ended June 30, 2011 compared to the respective periods in 2010, despite similar interest rate environments.
Quarterly Comparison: Total closings decreased $0.3 billion (3%) compared with 2010, primarily due to the decline in purchase closing volumes. The higher purchase closings in 2010 was driven by an improvement in home sales and additional incentives to close on home purchases due to the expiration of the home purchase tax credit, which expired at the end of the second quarter of 2010.
Year-to-Date Comparison: Total closings increased $5.7 billion (32%) compared with 2010, primarily due to a $5.4 billion increase in refinance closings. The significant increase in refinance closings was a result of the decline in mortgage interest rates during the latter half of 2010 which resulted in an increase in refinance activity and IRLCs during that period, which ultimately closed in 2011.
Mortgage Fees
Loans closed to be sold and fee-based closings are key drivers of Mortgage fees. Mortgage fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings. Fee income consists of amounts earned related to application and underwriting fees and fees on cancelled loans. Appraisal and other income generated by our appraisal services business is included through the quarter ended March 31, 2011. Fee income also consists of amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from our private-label mortgage outsourcing activities. Fees associated with the origination and acquisition of mortgage loans are recognized as earned.
Quarterly Comparison: Mortgage fees decreased by $10 million (15%) compared to 2010, primarily due to a decrease in the number of retail closings units partially offset by an increase in fee-based originations compared to 2010.
Year-to-Date Comparison: Mortgage fees increased by $24 million (20%) compared to 2010, primarily due to an increase in the number of retail closings units coupled with an increase in fee-based originations compared to 2010.

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
The components of Gain on mortgage loans, net were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Gain on loans	$102	$140	$141	$234
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	5	(3)	—	(4)
Economic hedge results	12	2	37	14
Total change in fair value of mortgage loans and related derivatives	17	(1)	37	10

Gain on mortgage loans, net	$119	$139	$178	$244

Gain on loans is driven by the volume of IRLCs expected to close, total loan margins and the mix of wholesale/correspondent closing volume. Margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity. For wholesale/correspondent closings and certain retail closings from our private label clients, the cost to acquire the loan reduces the gain from selling the loan into the secondary market.
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans is primarily driven by additions, sales and changes in value of Scratch and Dent loans, which represent loans with origination flaws or performance issues.
Economic hedge results represent the change in value of mortgage loans, interest rate lock commitments and related derivatives, including the impact of changes in actual pullthrough as compared to our assumptions.
Quarterly Comparison: Gain on loans decreased $38 million (27%) compared 2010, primarily due to an 11% decrease in IRLCs expected to close and lower total margins. The decrease in total margins was due to the lower value of initial capitalized mortgage servicing rights, which resulted from reductions in interest rates, coupled with a reduction in initial loan pricing margins reflecting a more competitive environment given declining volumes.
The $8 million favorable change in fair value of Scratch and Dent and certain non-conforming loans compared to 2010 was primarily due to the sale of Scratch and Dent loans at a gain during 2011 coupled with an increase in estimated fair value of the remaining population of Scratch and Dent loans compared to 2010.
The $10 million increase in economic hedge results compared to 2010 was primarily driven by lower volatility in mortgage interest rates in 2011 compared to 2010 partially offset by the lower impact from actual pullthrough of mortgage loans, as compared to assumptions. Mortgage interest rates declined significantly during 2010, which caused a reduction in the value of our mortgage loans that was not offset by related derivatives.

Year-to-Date Comparison: Gain on loans decreased $93 million (40%) compared to 2010, primarily due to a 15% decrease in IRLCs expected to close, lower total margins and a higher mix of wholesale/correspondent volume which has lower gain on sale margins than retail. The decrease in total margins was due to the lower value of initial capitalized mortgage servicing rights which resulted from reductions in interest rates.
The change in fair value of Scratch and Dent and certain non-conforming loans decreased by $4 million compared to 2010, primarily due to the sale of Scratch and Dent loans at a gain during 2011 coupled with an increase in estimated fair value of the remaining population of Scratch and Dent loans compared to 2010.
The $23 million increase in economic hedge results compared to 2010 was primarily driven by lower volatility in mortgage interest rates partially offset by the lower impact from actual pullthrough of mortgage loans, as compared to assumptions.
Mortgage Net Finance Expense
Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on mortgage loans, interest expense allocated on debt used to fund mortgage loans and an allocation of interest expense for working capital. Mortgage net finance expense is primarily driven by the average balance of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. A significant portion of our loan originations are funded with variable-rate short-term debt. Loans are generally sold to investors within 60 days of origination.
Quarterly Comparison: Mortgage net finance expense allocable to the Mortgage Production segment increased by $4 million compared to 2010 and was comprised of a $6 million increase in Mortgage interest expense partially offset by a $2 million increase in Mortgage interest income. The increase in Mortgage interest expense was primarily due to a higher average volume of loans held for sale compared to 2010. The increase in Mortgage interest income was attributable to the higher average volume of loans held for sale partially offset by a lower average note rate on loans held for sale resulting from lower mortgage interest rates for conforming first mortgage loans during 2011.
Year-to-Date Comparison: Mortgage net finance expense allocable to the Mortgage Production segment increased by $1 million compared to 2010 and was comprised of an $18 million increase in Mortgage interest expense partially offset by a $17 million increase in Mortgage interest income. The increase in Mortgage interest expense was primarily due to a higher average volume of loans held for sale during 2011 as compared to 2010. The increase in Mortgage interest income was attributable to the higher average volume of loans held for sale partially offset by a lower average note rate on loans held for sale resulting from lower mortgage interest rates for conforming first mortgage loans during 2011.
Other Income
Year-to-Date Comparison: Other income increased $72 million compared to the same period of 2010 which was primarily comprised of a $68 million gain on the 50.1% sale of the equity interests in our appraisal services business discussed above under “—Consolidated Results”.

Salaries and Related Expenses
Salaries and related expenses allocable to the Mortgage Production segment consist of salaries, payroll taxes, benefits and incentives paid to employees in our mortgage production operations and commissions paid to employees involved in the loan origination process.
     The components of Salaries and related expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Salaries, benefits and incentives	$50	$51	$109	$104
Commissions	22	27	42	46
Contract labor and overtime	4	7	16	11

Salaries and related expenses	$76	$85	$167	$161

Salaries, benefits and incentives are primarily driven by the average number of permanent employees. In 2011, we combined general and administrative functions, as discussed under “—Segment Results” above, which favorably impacted salaries, benefits and incentives compared to the prior period. Commissions are primarily driven by the volume of retail closings. Contract labor and overtime is primarily driven by origination volumes and consists of overtime paid to permanent employees and amounts paid to temporary and contract personnel. We continue to evaluate our employee cost structure and balance the number of employees with anticipated loan origination volumes. We have reduced our permanent employees by 10% compared to the end of the first quarter of 2011.
Quarterly Comparison: Salaries, benefits and incentives decreased by $1 million compared to 2010 due to a $7 million decrease from the combination of general and administrative functions, which is allocated to Other expenses as discussed above, partially offset by a $6 million increase due to an increase in the average number of permanent employees in the mortgage production operations. The $5 million decrease in commissions was primarily attributable to the 5% decline in retail originations. Contract labor and overtime decreased by $3 million and was driven by lower overall closing volumes.
Year-to-Date Comparison: Salaries, benefits and incentives increased by $5 million compared to 2010, due to an $18 million increase from an increase in the average number of permanent employees in the mortgage production operations, partially offset by a $13 million decrease from the combination of general and administrative functions, which is allocated to Other expenses as discussed above. The $4 million decrease in commissions is primarily due to the decline in closings from our real estate channel, which have higher commission rates than private label closings, partially offset by an increase in closings in our private label services channel. Contract labor and overtime increased by $5 million and was driven by higher overall closing volumes.
Other Operating Expenses
Other operating expenses allocable to the mortgage production segment consist of production-related direct expenses, allocations for corporate overhead and other production related expenses. In 2011, certain additional general and administrative functions were combined as discussed under “—Segment Results” above.

     The components of Other operating expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Production-related direct expenses	$23	$24	$43	$43
Corporate overhead allocation	14	3	30	7
Other expenses	17	23	39	40

Other operating expenses	$54	$50	$112	$90

Production-related direct expenses represent variable costs directly related to the volume of loan originations and consist of appraisal, underwriting and other direct loan origination expenses. These expenses are incurred during the loan origination process and are primarily driven by applications. Corporate overhead allocation consists of segment allocations of general and administrative costs. Other expenses consist of other production-related expenses that include, but are not limited to professional and information technology fees, outsourcing fees and customer service expenses.
Quarterly Comparison: Production-related direct expenses decreased by $1 million compared to 2010 primarily due to the slight decrease in application volume. The Corporate overhead allocation was unfavorably impacted by $11 million primarily from the combination of general and administrative functions. The $6 million decrease in other expenses primarily resulted from expenses incurred during 2010 associated with executing our transformation plan.
Year-to-Date Comparison: Production-related direct expenses remained constant as compared to 2010. The Corporate overhead allocation was unfavorably impacted by $23 million primarily from the combination of general and administrative functions.

Mortgage Servicing Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	As of June 30,
	2011	2010
	($ in millions)
Ending total loan servicing portfolio	$173,651	$155,967
Number of loans serviced	1,033,360	968,669
Ending capitalized loan servicing portfolio	$142,436	$130,097
Capitalized servicing rate	1.06%	0.95%
Capitalized servicing multiple	3.5	3.1
Weighted-average servicing fee (in basis points)	30	30

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Average total loan servicing portfolio	$172,053	$154,392	$170,365	$153,381
Average capitalized loan servicing portfolio	141,499	129,316	139,707	128,736
Payoffs and principal curtailments of capitalized portfolio	4,943	5,140	10,966	9,984

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Mortgage interest income	$4	$4	$8	$7
Mortgage interest expense	(20)	(19)	(40)	(36)

Mortgage net finance expense	(16)	(15)	(32)	(29)

Loan servicing income	117	97	225	198
Change in fair value of mortgage servicing rights	(159)	(320)	(191)	(372)

Net loan servicing (loss) income	(42)	(223)	34	(174)

Other income (expense)	—	—	(3)	1

Net revenues	(58)	(238)	(1)	(202)

Salaries and related expenses	8	10	17	20
Occupancy and other office expenses	2	2	5	5
Other operating expenses	45	34	76	70

Total expenses	55	46	98	95

Segment loss	$(113)	$(284)	$(99)	$(297)

Mortgage Net Finance Expense
Mortgage net finance expense allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, income from investment balances (including investments held in reinsurance trusts) and interest expense allocated on debt used to fund our mortgage servicing rights, which is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings.
Quarterly Comparison: Mortgage net finance expense increased by $1 million compared to 2010 due to an increase in the interest expense allocated to fund our Mortgage servicing rights (“MSRs”) resulting from a higher average MSR balance.

Year-to-Date Comparison: Mortgage net finance expense increased by $3 million compared to 2010 due to a $4 million increase in Mortgage interest expense that was partially offset by a $1 million increase in Mortgage interest income. The increase in Mortgage interest expense was due to an increase in the interest expense allocated to fund our MSRs resulting from a higher average MSR balance. The increase in Mortgage interest income was due to an increase in income earned on customer escrow accounts resulting from higher average escrow balances related to the 11% increase in the average total loan servicing portfolio.
Loan Servicing Income
The components of Loan servicing income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Net service fee revenue	$110	$99	$216	$196
Late fees and other ancillary servicing revenue	12	13	29	28
Curtailment interest paid to investors	(5)	(6)	(13)	(13)
Net reinsurance loss	—	(9)	(7)	(13)

Loan servicing income	$117	$97	$225	$198

The primary drivers for Loan servicing income are the average capitalized loan servicing portfolio and average servicing fee. Net service fee revenue is driven by recurring servicing fees that are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Net service fee revenue also includes subservicing fees where we receive a nominal stated amount per loan, which is less than our average servicing fee related to the capitalized portfolio.
Net reinsurance loss represents premiums earned on reinsurance contracts, net of ceding commission and provisions for reinsurance reserves.
Quarterly Comparison: The $11 million increase in net service fee revenue was primarily due to a 9% increase in the average capitalized loan servicing portfolio compared to 2010 partially offset by an increase in guarantee fees as a result of a greater composition GSE loans included in our capitalized servicing portfolio. The $9 million decrease in net reinsurance loss was primarily attributable to an $11 million decrease in the provision for reinsurance reserves due to lower incurred losses resulting from stabilizing delinquencies, which was partially offset by a decrease in premiums earned related to outstanding reinsurance agreements which have continued in runoff status.
Year-to-Date Comparison: The $20 million increase in net service fee revenue was primarily due to a 9% increase in the average capitalized loan servicing portfolio compared to 2010 partially offset by an increase in guarantee fees as a result of a greater composition of GSE loans included in our capitalized servicing portfolio. The $6 million decrease in net reinsurance loss was primarily attributable to a $9 million decrease in the provision for reinsurance reserves resulting from stabilizing delinquencies, which was partially offset by a decrease in premiums earned related to outstanding reinsurance agreements which have continued in runoff status.
Change in Fair Value of Mortgage Servicing Rights
The fair value of our MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the valuation.

Refer to “—Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs at June 30, 2011.
The components of Change in fair value of mortgage servicing rights were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Actual prepayments of the underlying mortgage loans	$(29)	$(35)	$(73)	$(69)
Actual receipts of recurring cash flows	(13)	(11)	(26)	(22)
Credit-related fair value adjustments	13	(1)	10	(19)
Market-related fair value adjustments	(130)	(273)	(102)	(262)

Change in fair value of mortgage servicing rights	$(159)	$(320)	$(191)	$(372)

The change in fair value of MSRs due to actual prepayments is driven by two factors: (i) the number of loans that prepaid during the period and (ii) the current value of the mortgage servicing right asset at the time of prepayment. Credit-related adjustments represent the change in fair value of MSRs primarily due to changes in projected portfolio delinquencies and foreclosures. Market-related adjustments represent the change in fair value of MSRs due to changes in market inputs and assumptions used in the valuation model.
Quarterly Comparison: The $6 million decrease in actual prepayments of the underlying mortgage loans during the second quarter of 2011 compared to 2010 was primarily due to a 15% decrease in loan payoffs.
Credit-related fair value adjustments increased the value of our MSRs by $13 million during the second quarter of 2011 compared to reducing the value by $1 million during the second quarter of 2010. The favorable credit-related fair value adjustments were primarily due to a decrease in projected delinquencies and foreclosures.
Market-related fair value adjustments decreased the value of our MSRs by $130 million during the second quarter of 2011 compared to $273 million during 2010. The $130 million decrease during 2011 was primarily attributable to a decrease in mortgage interest rates coupled with a $20 million decrease in fair value related to higher projected foreclosure costs to service. The $273 million decrease during 2010 was primarily due to a decrease in mortgage interest rates and flattening of the yield curve which led to higher expected prepayments.
Year-to-Date Comparison: The $4 million increase in actual prepayments of the underlying mortgage loans during the six months ended June 30, 2011 compared to the same period of 2010 was primarily due to a 6% increase in loan payoffs.
Credit-related fair value adjustments increased the value of our MSRs by $10 million during 2011 compared to reducing the value by $19 million during 2010. The favorable credit-related fair value adjustments were primarily due to an improvement in total delinquencies, foreclosures and real estate owned coupled with a decrease in projected delinquencies and foreclosures. The $19 million unfavorable credit-related adjustment during 2010 was primarily due to deteriorating economic conditions in the broader U.S. economy which resulted in an increase in total delinquencies attributable to the capitalized servicing portfolio.
Market-related fair value adjustments decreased the value of our MSRs by $102 million during the six months ended June 30, 2011 compared to $262 million during the same period of 2010. The $102 million decrease during 2011 was primarily attributable to a decrease in mortgage interest rates. The $262 million decrease during 2010 was primarily due to a decrease in mortgage interest rates and flattening of the yield curve which led to higher expected prepayments.

Other Income (Expense)
Other income (expense) allocable to the Mortgage Servicing segment primarily consists of the change in the net fair value of a mortgage securitization trust where we hold a residual interest.
Year-to-Date Comparison: The $4 million unfavorable change compared to 2010 was primarily due to an increase in projected credit losses of the underlying securitized mortgage loans.
Other Operating Expenses
The components of Other operating expenses allocable to the Mortgage Servicing Segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Foreclosure-related charges	$24	$20	$39	$43
Corporate overhead allocation	4	1	7	2
Other expenses	17	13	30	25

Other operating expenses	$45	$34	$76	$70

Foreclosure-related charges are driven by the volume of repurchase and indemnification requests as well as expected loss severities which are impacted by various economic factors including delinquency rates and home price values. Corporate overhead allocation relates to segment allocations of general and administrative costs. Other expenses include operating expenses of the Mortgage Servicing segment, including costs directly associated with servicing loans in foreclosure and real estate owned, professional fees and outsourcing fees. In 2011, certain additional general and administrative functions were combined as discussed under “—Segment Results” above.
Quarterly Comparison: The continuing high levels of repurchase requests, primarily from agency invested loan sales, and loss severities contributed to the $24 million of foreclosure-related charges during 2011. The $20 million of foreclosure-related charges during 2010 was primarily due to repurchases, indemnifications and make-whole payments on defaulted loans coupled with increasing loss severities. The Corporate overhead allocation was unfavorably impacted by $3 million primarily from the combination of general and administrative functions. The $4 million increase in other expenses was primarily attributable to costs associated with servicing delinquent and foreclosed loans and real estate owned.
Year-to-Date Comparison: The continuing high levels of repurchase requests, primarily from agency invested loan sales, and loss severities contributed to the $39 million of foreclosure-related charges during 2011. We expect that this trend of elevated repurchase requests and lower home prices contributing to high loss severities will continue throughout 2011 and into 2012. The $43 million of foreclosure-related charges during 2010 was primarily due to repurchases, indemnifications and make-whole payments on defaulted loans coupled with increasing loss severities. Corporate overhead allocation was unfavorably impacted by $5 million primarily from the combination of general and administrative functions. The $5 million increase in other expenses was primarily attributable to costs associated with servicing delinquent and foreclosed loans and real estate owned.

Fleet Management Services Segment

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the		Average for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands of units)
Leased vehicles	274	291	276	294
Maintenance service cards	318	275	318	273
Fuel cards	293	275	291	273
Accident management vehicles	293	291	294	289

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Fleet management fees	$44	$40	$86	$78
Fleet lease income	343	349	680	688
Other income	19	18	35	31

Net revenues	406	407	801	797

Salaries and related expenses	16	19	31	41
Occupancy and other office expenses	4	4	8	8
Depreciation on operating leases	309	306	615	614
Fleet interest expense	21	25	43	49
Other depreciation and amortization	2	2	5	5
Other operating expenses	35	38	64	59

Total expenses	387	394	766	776

Segment profit	$19	$13	$35	$21

Fleet Management Fees
The drivers of Fleet management fees are leased vehicles and service unit counts as well as the usage of fee-based services. Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. During the second half of 2010, we added transportation safety training services through the acquisition of the assets of a former supplier. This acquisition has positively impacted Fleet management fees during the second quarter of 2011 and the six months ended June 30, 2011.
Quarterly Comparison: Fleet management fees increased by $4 million (10%) compared to 2010 primarily due to the addition of driver safety training service fees coupled with higher usage of fee and asset based fleet management services, and an increase in service unit volume.
Year-to-Date Comparison: Fleet management fees increased by $8 million (10%) compared to the same period of 2010 primarily due to the addition of driver safety training service fees coupled with higher usage of fee and asset based fleet management services, and an increase in service unit volume.

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
Quarterly Comparison: Fleet lease income decreased by $6 million (2%) compared to 2010 primarily due to a $10 million decrease in lease syndication revenue primarily attributable to the amount of lease syndications which was partially offset by higher leasing revenues related to a change in the mix of our net investment in leases to a greater amount of vehicles under operating leases from direct financing leases.
Year-to-Date Comparison: Fleet lease income decreased by $8 million (1%) compared to the same period of 2010 primarily due to a $10 million decrease in lease syndication revenue primarily attributable to the amount of lease syndications which was partially offset by higher leasing revenues related to a change in the mix of our net investment in leases to a greater amount of vehicles under operating leases from direct financing leases.
Other Income
Other income primarily consists of gross sales proceeds from our owned vehicle dealerships and the gain or loss from the sale of used vehicles. The cost of vehicles sold from our owned dealerships is included in cost of goods sold within Other operating expenses.
Quarterly Comparison: Other income increased by $1 million (6%) compared to 2010 primarily due to an increase in vehicle sales to retail customers at our dealerships.
Year-to-Date Comparison: Other income increased by $4 million (13%) compared to the same period of 2010 primarily due to an increase in vehicle sales to retail customers at our dealerships.
Salaries and Related Expenses
Salaries and related expenses allocable to the Fleet Management Services segment consist of salaries, payroll taxes, benefits and incentives paid to employees in our fleet services operations. In 2011, we combined general administrative functions, as discussed under “—Segment Results” above, which favorably impacted Salaries and related expenses compared to the prior period.
Quarterly Comparison: Salaries and related expenses decreased by $3 million (16%) compared to 2010 primarily from the combination of general and administrative functions, as discussed under “—Segment Results” above.
Year-to-Date Comparison: Salaries and related expenses decreased by $10 million (24%) compared to the same period of 2010 from the combination of general and administrative functions, as discussed under “—Segment Results” above.

Depreciation on Operating Leases
Depreciation on operating leases is the depreciation expense associated with our vehicles under operating leases included in Net investment in fleet leases.
Quarterly Comparison: Depreciation on operating leases increased by $3 million (1%) compared with 2010 primarily due to a change in the mix of our net investment in leases to a greater amount of vehicles under operating leases from direct financing leases coupled with the impact of the newer vehicle purchases.
Year-to-Date Comparison: Depreciation on operating leases increased by $1 million compared to the same period of 2010 primarily due to a change in the mix of our net investment in leases to a greater amount of vehicles under operating leases from direct financing leases coupled with the impact of the newer vehicle purchases that was partially offset by a decrease in the average number of leased vehicles.
Fleet Interest Expense
Fleet interest expense is primarily driven by the average volume and cost of funds rate of outstanding borrowings and consists of interest expense associated with borrowings related to leased vehicles, changes in market values of interest rate cap agreements related to vehicle asset-backed debt and amortization of deferred financing fees.
Quarterly Comparison: Fleet interest expense decreased by $4 million (16%) compared to 2010 primarily due to favorable changes in the cost of funds rates resulting from debt renewals and changes in fair value of interest rate cap agreements related to vehicle management asset-backed debt.
Year-to-Date Comparison: Fleet interest expense decreased by $6 million (12%) compared to the same period of 2010 primarily due to favorable changes in the cost of funds rates resulting from debt renewals and changes in fair value of interest rate cap agreements related to vehicle management asset-backed debt.
Other Operating Expenses
The following table presents a summary of the components of Other operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Cost of goods sold	$15	$25	$27	$35
Corporate overhead allocation	11	3	22	6
Other expenses	9	10	15	18

Total Other operating expenses	$35	$38	$64	$59

Cost of goods sold is driven by vehicle sales at our owned dealerships and the syndication of certain leases to banks and other financial institutions. The gross sales proceeds from our owned dealerships is included in Other income, and the proceeds from syndications are recorded within Fleet lease income.
Corporate overhead allocation is associated with segment allocations of general and administrative costs. In 2011, certain additional general and administrative functions were combined as discussed under “—Segment Results” above.

Quarterly Comparison: The $10 million (40%) decrease in cost of goods sold was primarily attributable to the decrease in the amount of lease syndication volume compared to 2010. Corporate overhead allocation was unfavorably impacted by $8 million primarily from the combination of general and administrative functions.
Year-to-Date Comparison: The $8 million (23%) decrease in cost of goods sold was primarily attributable to the decrease in the amount of lease syndication volume compared to the same period of 2010. Corporate overhead allocation was unfavorably impacted by $16 million primarily from the combination of general and administrative functions. The $3 million decrease in other expenses primarily resulted from expenses incurred during 2010 associated with executing our transformation plan.
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
Refer to “—Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of assets and liabilities sensitive to interest rates.
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

Loan Repurchases and Indemnifications
Foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and related to on-balance sheet loans in foreclosure and real estate owned. A summary of the activity in foreclosure-related reserves is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Balance, beginning of period	$115	$96	$111	$86
Realized foreclosure losses	(19)	(16)	(35)	(32)
Increase in reserves due to:
Changes in assumptions	24	21	39	45
New loan sales	2	3	7	5

Balance, end of period	$122	$104	$122	$104

Foreclosure-related reserves consist of the following:

	June 30,	December 31,
	2011	2010
	(In millions)
Loan repurchase and indemnification liability	$88	$74
Allowance for probable foreclosure losses	21	22
Adjustment to value for real estate owned	13	15

Total	$122	$111

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and the corresponding obligation. The following table presents the unpaid principal balance of our unresolved requests by status:

	As of June 30, 2011			As of December 31, 2010
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total	Requests	Requests	Total
	(In millions)
Agency Invested:
Claim pending (1)	$28	$2	$30	$9	$1	$10
Appealed (2)	35	14	49	34	22	56
Open to review (3)	86	14	100	50	9	59

Total Agency requests	149	30	179	93	32	125

Private Invested:
Claim pending (1)	1	1	2	1	2	3
Appealed (2)	14	5	19	15	7	22
Open to review (3)	14	4	18	13	2	15

Total Private requests	29	10	39	29	11	40

Total unresolved requests	$178	$40	$218	$122	$43	$165

(1)	Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)
Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant. Based on claims received and appealed during the last twelve month period ending June 30, 2011 that have been resolved, we were successful in refuting over 90% of claims appealed.

(3)
Open to review status represents loans where we have not completed our review process. We appealed approximately 75% of claims received and reviewed during the last twelve month period ending June 30, 2011.

See Note 9, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our foreclosure-related reserves.
Mortgage Reinsurance
We have exposure to consumer credit risk through losses from two contracts with primary mortgage insurance companies, that are inactive and in runoff. We are required to hold securities in trust related to this potential obligation, which were $246 million as of June 30, 2011 and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheets.
The reserve for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, is determined on an undiscounted basis, and is included in Other liabilities in the accompanying Condensed Consolidated Balance Sheets. A summary of the activity in reinsurance-related reserves is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Balance, beginning of period	$110	$117	$113	$108
Realized reinsurance losses	(17)	(4)	(33)	(6)
Increase in reinsurance reserves(1)	4	15	17	26

Balance, end of period	$97	$128	$97	$128

(1)	The increase in reinsurance reserves is recorded as an expense within Loan servicing income in the accompanying Condensed Consolidated Statements of Operations.
The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of June 30, 2011:

		Maximum			Foreclosures/
	Unpaid	Potential	Average		Real estate
	Principal	Exposure to	Credit		owned/
Year of Origination:	Balance (UPB)	Reinsurance Loss	Score(3)	Delinquencies(1)(3)	Bankruptcies(2)(3)
	(In millions)
2003 and prior	$1,249	$234	693	5.18%	6.69%
2004	863	99	692	4.55%	9.47%
2005	837	35	694	5.50%	11.83%
2006	567	11	692	5.72%	16.94%
2007	1,154	29	700	5.33%	14.96%
2008	1,982	62	725	3.68%	5.54%
2009	423	7	758	0.17%	0.05%

Total	$7,075	$477	707	4.57%	9.20%

(1)	Represents delinquent mortgage loans for which payments are 60 days or more outstanding as a percentage of the total unpaid principal balance.

(2)	Calculated as a percentage of the total unpaid principal balance.

(3)	Based on March 31, 2011 data.

Commercial Credit Risk

We are exposed to commercial credit risk for our clients under the lease and service agreements of our Fleet Management Services segment. We manage such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements generally allow us to refuse any additional orders; however, the obligation remains for all leased vehicle units under contract at that time. The fleet management service agreements can generally be terminated upon 30 days written notice.
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
As of June 30, 2011, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.
Liquidity and Capital Resources

We manage our liquidity and capital structure to fund growth in assets, to fund business operations, and to meet contractual obligations, including maturities of our indebtedness. In developing our liquidity plan, we consider how our needs may be impacted by various factors including maximum liquidity needs during the period, fluctuations in assets and liability levels due to changes in business operations, levels of interest rates, and working capital needs. We also assess market conditions and capacity for debt issuance in various markets we access to fund our business needs. Our primary operating funding needs arise from the origination and financing of mortgage loans, the purchase and funding of vehicles under management and the retention of mortgage servicing rights. Sources of liquidity include: equity capital (including retained earnings); the unsecured debt markets; committed and uncommitted credit facilities; secured borrowings, including the asset-backed debt markets; cash flows from operations (including service fee and lease revenues); cash flows from assets under management; and proceeds from the sale or securitization of mortgage loans and lease assets. Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months.

Cash Flows

At June 30, 2011, we had $212 million of Cash and cash equivalents, an increase of $17 million from $195 million at December 31, 2010. The following table summarizes the changes in Cash and cash equivalents during the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
	2011	2010	Change
	(In millions)
Cash provided by (used in):
Operating activities	$3,099	$(197)	$3,296
Investing activities	(638)	(562)	(76)
Financing activities	(2,440)	793	(3,233)
Effect of changes in exchange rates on Cash and cash equivalents	(4)	—	(4)

Net increase in Cash and cash equivalents	$17	$34	$(17)

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
During the six months ended June 30, 2011, cash provided by operating activities was $3.1 billion. This is reflective of $2.9 billion of net cash provided by the significant increase in mortgage loan sales in our Mortgage Production segment and in the operating activities of our Fleet Management Services. Other adjustments and changes in other assets and liabilities, net primarily includes the $68 million gain on the sale of equity interests in our appraisal services business and a net cash outflow of $200 million for cash collateral on derivative agreements.
The net cash provided from the operating activities of our Mortgage production segment resulted in a $2.6 billion decrease in the Mortgage loans held for sale balance in our Condensed Consolidated Balance Sheets between June 30, 2011 and December 31, 2010, which is the result of timing differences between origination and sale as of the end of each period. The decrease in Mortgage loans held for sale also resulted in a decrease in Mortgage Asset-Backed Debt as further described in Financing Activities below.
During the six months ended June 30, 2010, cash used in our operating activities was $197 million. This was reflective of cash generated by the operating activities of our Fleet Management Services and Mortgage Servicing segments that was partially offset by net cash used in the origination and sales of mortgage loans held for sale.
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

During the six months ended June 30, 2011, cash used in our investing activities was ($638) million, which primarily consisted of $650 million in net cash outflows from the purchase and sale of vehicles, partially offset by $20 million in net cash inflows from the sale of an interest in our appraisal services business.
During the six months ended June 30, 2010, cash used in our investing activities was ($562) million, which primarily consisted of $605 million in net cash outflows from the purchase and sale of vehicles, which was reflective of the increased demand for vehicle leases during that time that was partially offset by a $38 million increase in Restricted cash and cash equivalents primarily related to the timing of cash receipts and disbursements on vehicle securitizations.
Financing Activities
Our cash flows from financing activities include proceeds from and payments on borrowings under our Vehicle Management Asset-Backed Debt, Mortgage Asset-Backed Debt and Unsecured Debt facilities. The fluctuations in the amount of borrowings within each period are due to working capital needs and the funding requirements for assets supported by our secured and unsecured debt, including Net investment in fleet leases, Mortgage loans held for sale and Mortgage servicing rights.
During the six months ended June 30, 2011, cash used in our financing activities was ($2.4) billion and related to net payments on borrowings resulting from the decreased funding requirements for Mortgage loans held for sale described in the Operating Activities section above.
During the six months ended June 30, 2010, cash provided by our financing activities was $793 million related to net payments on borrowings resulting from the decreased funding requirements for Mortgage loans held for sale and net investment in vehicles described in the Operating Activities section above.
Debt

We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	June 30,	December 31,
	2011	2010
	(In millions)
Restricted cash, cash equivalents and investments	$535	$531
Mortgage loans held for sale	1,707	4,329
Net investment in fleet leases	3,526	3,492
Mortgage servicing rights	1,508	1,442

Assets under management programs	$7,276	$9,794

Asset-backed debt is used primarily to support our investments in vehicle management and mortgage assets, and is secured by collateral which include certain Mortgage loans held for sale and Net investment in fleet leases, among other assets. The outstanding balance under the Asset-backed debt facilities varies daily based on our current funding needs for eligible collateral.

The following table summarizes our debt as of June 30, 2011:

		Total Assets
		Held as
	Balance	Collateral (1)
	(In millions)
Vehicle Management Asset-Backed Debt	$3,015	$3,600
Mortgage Asset-Backed Debt	1,428	1,489
Unsecured Debt	1,228	—
Mortgage Loan Securitization Debt Certificates, at Fair Value(2)	26	—

Total Debt	$5,697	$5,089

(1)	Assets held as collateral are not available to pay our general obligations.

(2)	Cash flows of securitized mortgage loans support payment of the debt certificates and creditors of the securitization trust do not have recourse to the Company.
See Note 7, “Debt and Borrowing Arrangements”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding the components of our debt.
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
Our funding strategies for mortgage origination may also include the use of committed and uncommitted mortgage gestation facilities. Gestation facilities effectively finance mortgage loans that are eligible for sale to an agency prior to the issuance of the related MBS. As of June 30, 2011, we have $1.0 billion of commitments under off-balance sheet gestation facilities with JP Morgan Chase and Bank of America, of which $294 million was utilized.
Unsecured Debt
Unsecured credit facilities are utilized to fund our short-term working capital needs, and are utilized to supplement asset-backed facilities and provide for a portion of the operating needs of our mortgage and fleet management businesses. As of June 30, 2011, we did not have any outstanding amounts borrowed under the unsecured Amended Credit Facility. During the three and six months ended June 30, 2011, the maximum daily balance of the facility was $110 million, and the weighted-average daily balance was $8 million and $4 million, respectively. The average interest rate of the unsecured facilities as of June 30, 2011 was 3.9%, weighted based on the capacity of the respective facilities.

Our credit ratings as of July 22, 2011 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings
Senior debt	Ba2	BB+	BB+
Short-term debt	NP	B	B
As of July 22, 2011, the rating outlook on our senior unsecured debt provided by Moody’s Investors Service and Standard & Poor’s was Stable, and the rating outlook on our senior unsecured debt provided by Fitch Ratings was Negative.
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
Debt Capacity and Maturities

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements. Available capacity as of June 30, 2011 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)
Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$92	$92	$—
Variable-funding notes	1,511	1,260	251
Mortgage Asset-Backed Debt:
Committed warehouse facilities	2,535	1,352	1,183
Servicing advance facility	120	76	44
Unsecured Committed Credit Facilities(1)	530	16	514

(1)	Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Condensed Consolidated Balance Sheet.
Capacity shown for Mortgage asset-backed debt excludes $2.2 billion available under uncommitted facilities, and $706 million available under committed off-balance sheet gestation facilities.

The following table provides the contractual debt maturities as of June 30, 2011:

	Vehicle	Mortgage		Mortgage Loan
	Asset-	Asset-		Securitization
	Backed	Backed	Unsecured	Debt
	Debt (1)	Debt	Debt	Certificates	Total
	(In millions)
Within one year	$939	$1,428	$250	$8	$2,625
Between one and two years	862	—	420	7	1,289
Between two and three years	712	—	—	5	717
Between three and four years	426	—	250	5	681
Between four and five years	81	—	350	3	434
Thereafter	—	—	8	—	8

	$3,020	$1,428	$1,278	$28	$5,754

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
During the six months ended June 30, 2011, the covenants for the RBS repurchase facility and the CSFB Mortgage repurchase facility were amended to require us to maintain a minimum of $1.0 billion in committed mortgage repurchase or warehouse facilities, with no more than $500 million of gestation facilities included towards the minimum, excluding the uncommitted facilities provided by Fannie Mae. At June 30, 2011, we were in compliance with all of our financial covenants related to our debt arrangements.
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
Off-Balance Sheet Arrangements and Guarantees

We utilize committed mortgage gestation facilities as a component of our financing strategy. Certain gestation agreements are accounted for as sale transactions and result in mortgage loans and related debt that are not included in our Condensed Consolidated Balance Sheets. As of June 30, 2011, we have $1 billion of commitments under off-balance sheet gestation facilities and $294 million of these facilities were utilized.
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

We used June 30, 2011 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2011 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets:
Restricted investments	$3	$2	$1	$(1)	$(2)	$(5)
Mortgage loans held for sale	48	30	16	(19)	(38)	(81)
Interest rate lock commitments	100	68	38	(50)	(105)	(226)
Forward loan sale commitments	(178)	(109)	(57)	65	132	272
Option contracts	(3)	(3)	(2)	4	10	35

Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(33)	(14)	(5)	—	(1)	—
Mortgage servicing rights	(763)	(349)	(142)	106	190	308
Other assets	—	—	—	(1)	(1)	(1)

Total mortgage assets	(793)	(361)	(146)	104	186	302
Total vehicle assets	12	6	3	(3)	(6)	(11)
Interest rate contracts	(1)	(1)	(1)	1	1	3
Total liabilities	(37)	(18)	(9)	9	18	35

Total, net	$(819)	$(374)	$(153)	$111	$199	$329

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 10, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

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

Date: July 29, 2011

	By:	/s/ David Coles David Coles
Interim Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: July 29, 2011

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2	Articles Supplementary.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.3	Articles of Amendment to the Charter of PHH Corporation effective as of June 12, 2009.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2009.

3.4	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 2, 2009.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4.2	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Amended and Restated Articles of Incorporation, as amended, and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibit 3.1 to our Current Reports on Form 8-K filed on February 1, 2005, March 27, 2008, June 16, 2009 and April 2, 2009, respectively.

4.3	Indenture dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.3.1	Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.3.2	Supplemental Indenture No. 2 dated as of January 30, 2001 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 8, 2001.

4.3.3	Supplemental Indenture No. 3 dated as of May 30, 2002 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

Exhibit No.	Description	Incorporation by Reference
4.3.4	Supplemental Indenture No. 4 dated as of August 31, 2006 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

4.3.5	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 9, 2008.

4.3.6	Form of 7.125% Note due 2013.	Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on February 24, 2003.

4.4‡‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.4.1	Series 2009-1 Indenture Supplement, dated as of June 9, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.5.11 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

4.4.2	Series 2009-2 Indenture Supplement, dated as of September 11, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2009.

4.4.3	Series 2009-3 Indenture Supplement, dated as of November 18, 2009, among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.4	Form of Series 2009-3 Class A Investor Note	Incorporated by reference to Exhibit 4.4.4 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.5	Form of Series 2009-3 Class B Investor Note	Incorporated by reference to Exhibit 4.4.5 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.6	Form of Series 2009-3 Class C Investor Note	Incorporated by reference to Exhibit 4.4.6 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.7	Series 2009-4 Indenture Supplement, dated as of December 18, 2009 among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.7 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

Exhibit No.	Description	Incorporation by Reference
4.4.8	Form of Series 2009-4 Class A Investor Note	Incorporated by reference to Exhibit 4.4.8 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.9	Form of Series 2009-4 Class B Investor Note	Incorporated by reference to Exhibit 4.4.9 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.10	Form of Series 2009-4 Class C Investor Note	Incorporated by reference to Exhibit 4.4.10 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.11	Series 2010-1 Indenture Supplement, dated as of June 1, 2010 among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.11 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.12	Form of Series 2010-1 Floating Rate Asset Backed Variable Funding Investor Notes, Class A.	Incorporated by reference to Exhibit 4.4.12 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.13	Form of Series 2010-1 Floating Rate Asset Backed Investor Notes, Class B.	Incorporated by reference to Exhibit 4.4.13 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.14	Amended and Restated Series 2010-1 Indenture Supplement dated as of June 29, 2011, among Chesapeake Funding, LLC, PHH Vehicle Management Services, LLC, JPMorgan Chase Bank, N.A., Certain Non-Conduit Purchasers, Certain CP Conduit Purchaser Groups, Funding Agents for the CP Conduit Purchaser Groups, Certain Class B Note Purchasers and The Bank of New York Mellon.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 6, 2011.

4.4.15	Series 2011-1 Indenture Supplement dated as of June 29, 2011, among Chesapeake Funding, LLC, PHH Vehicle Management Services, LLC, JPMorgan Chase Bank, N.A., Certain Non-Conduit Purchasers, Certain CP Conduit Purchaser Groups, Funding Agents for the CP Conduit Purchaser Groups, Certain Class B Note Purchasers and The Bank of New York Mellon.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 6, 2011.

4.5	Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.

4.5.1	Form of Global Note 4.00% Convertible Senior Note Due 2012.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.

Exhibit No.	Description	Incorporation by Reference
4.6	Indenture dated as of September 29, 2009, by and between PHH Corporation and The Bank of New York Mellon, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.6.1	Form of Global Note 4.00% Convertible Senior Note Due 2014.	Incorporated by reference to Exhibit A of Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.7	Trust Indenture dated as of November 16, 2009, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.1	Series 2010-1 Supplemental Indenture dated as of January 27, 2010, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.2	Fleet Leasing Receivables Trust Series 2010-1 Class A-1a Asset-Backed Note.	Incorporated by reference to Schedule A-1a of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.3	Fleet Leasing Receivables Trust Series 2010-1 Class A-1b Asset-Backed Note.	Incorporated by reference to Schedule A-1b of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.4	Fleet Leasing Receivables Trust Series 2010-1 Class A-2a Asset-Backed Note.	Incorporated by reference to Schedule A-2a of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.5	Fleet Leasing Receivables Trust Series 2010-1 Class A-2b Asset-Backed Note.	Incorporated by reference to Schedule A-2b of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.6	Fleet Leasing Receivables Trust Series 2010-1 Class B Asset-Backed Note.	Incorporated by reference to Schedule B of Exhibit 4.8.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.7.7	Series 2010-2 Supplemental Indenture dated as of August 31, 2010, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.7.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 3, 2010.

4.7.8	Fleet Leasing Receivables Trust Series 2010-2 Class A Asset-Backed Note.	Incorporated by reference to Exhibit 4.7.8 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 3, 2010.

Exhibit No.	Description	Incorporation by Reference
4.7.9	Fleet Leasing Receivables Trust Series 2010-2 Class B Asset-Backed Note.	Incorporated by reference to Exhibit 4.7.9 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 3, 2010.

4.8	Indenture dated as of August 11, 2010 between PHH Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 12, 2010.

4.8.1	Form of 9 1/4% Senior Note Due 2016.	Incorporated by reference to Exhibit 4.8.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed on May 4, 2011.

10.1	Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.1.1	Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

10.1.2	Third Amendment, dated as of March 27, 2008, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on November 5, 2009.

10.1.3‡‡	Fourth Amendment, dated as of June 25, 2010, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein and JP Morgan Chase Bank, N.A. as a Lender and as a Administrative Agent for the lenders.	Incorporated by reference to Exhibit 10.1.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed on August 3, 2010.

Exhibit No.	Description	Incorporation by Reference
10.2	Purchase Agreement dated March 27, 2008 by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.2	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 4, 2008.
10.2.3	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.4	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.5	Master Terms and Conditions for Convertible Debt Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.6	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.7	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.8	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.10	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.11	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.12	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on April 4, 2008.

Exhibit No.	Description	Incorporation by Reference
10.3	Third Amended and Restated Master Repurchase Agreement dated as of June 24, 2011, between The Royal Bank of Scotland PLC, as Buyer, PHH Mortgage Corporation, as Seller.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2011.

10.3.1	Third Amended and Restated Guaranty dated as of June 18, 2010, made by PHH Corporation in favor of The Royal Bank of Scotland, PLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 23, 2010.

10.4‡‡	Purchase Agreement dated September 2, 2009 by and among PHH Corporation, PHH Vehicle Management Services, LLC, Chesapeake Funding LLC and J.P. Morgan Securities, Inc, Banc of America Securities LLC and Citigroup Global Markets, Inc., as representatives of several initial purchasers.	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009 filed on January 12, 2010.

10.5	Purchase Agreement dated September 23, 2009, by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit No.	Description	Incorporation by Reference
10.5.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.5.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

10.5.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.

10.5.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.5.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.

10.5.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

10.6†	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2010.

10.6.1†	PHH Corporation Unanimous Written Consent of the Board of Directors effective August 18, 2010.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2010.

Exhibit No.	Description	Incorporation by Reference
10.6.2†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.6.3†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

10.6.4†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.6.5†	First Amendment to the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, effective August 18, 2010.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2010.

10.6.6†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.6.7†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.6.8†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.6.9†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.6.10†‡‡	Form of 2009 Performance Unit Award Notice and Agreement for Certain Executive Officers, as approved by the Compensation Committee on March 25, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2009.

10.6.11†	Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated August 5, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2009.

10.6.12†	Amendment to the Transition Services and Separation Agreement by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 16, 2009.

10.6.13†	Release by and between PHH Corporation and Terence W. Edwards dated as of September 11, 2009.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 16, 2009.

10.6.14†	Employment Agreement dated as of October 26, 2009, between Jerome J. Selitto and PHH Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2009.

Exhibit No.	Description	Incorporation by Reference
10.6.15†	Separation Agreement between PHH Corporation and Mark R. Danahy dated as of August 4, 2010.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2010.

10.6.16†	Letter Agreement between PHH Corporation and Alvarez & Marsal North America, LLC dated March 1, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2011.

10.6.17†	Separation Agreement by and between Sandra Bell and PHH Corporation dated as of May 6, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2011.

10.7	Trust Purchase Agreement dated January 27, 2010 between Fleet Leasing Receivables Trust, as purchaser, PHH Fleet Lease Receivables L.P., as seller, PHH Vehicle Management Services Inc., as servicer and PHH Corporation, as performance guarantor.	Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.7.1	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc., CIBC World Markets Inc., RBC Dominion Securities Inc. and Scotia Capital Inc., as agents.	Incorporated by reference to Exhibit 10.15.1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.7.2‡‡	Agency Agreement dated as of January 25, 2010, between BNY Trust Company of Canada as trustee of Fleet Leasing Receivables Trust, PHH Vehicle Management Services Inc., as financial services agent of Fleet Leasing Receivables Trust and as originator, PHH Fleet Lease Receivables L.P., as seller and Merrill Lynch Canada Inc. and Banc of America Securities LLC, as agents.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

10.8	Mortgage Loan Participation Purchase and Sale Agreement dated as of July 23, 2010, between PHH Mortgage Corporation, as seller, and Bank of America, N.A., as purchaser.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 29, 2010.

10.8.1	Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement dated as of July 14, 2011, between Bank of America, N.A. and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2011.

10.9‡‡	Purchase Agreement, dated August 6, 2010, by and between PHH Corporation, Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and RBS Securities Inc., as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2010.

Exhibit No.	Description	Incorporation by Reference
10.10	Registration Rights Agreement, dated August 11, 2010, by and between PHH Corporation and Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and RBS Securities Inc., as representatives of several initial purchasers of the notes.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August, 12, 2010.

10.11	Mortgage Loan Participation Sale Agreement dated as of September 2, 2010, between PHH Mortgage Corporation, as seller, and JPMorgan Chase Bank, National Association, as purchaser.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 3, 2010.

10.12	Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated December 16, 2010.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 22, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.