Form 10-Q
period 2011-09-30
PHH CORP
filed 2011-11-02
CIK 77776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 1-7797

PHH CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	52-0551284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3000 LEADENHALL ROAD
MT. LAUREL, NEW JERSEY	08054
(Address of principal executive offices)	(Zip Code)

856-917-1744

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 21, 2011, 56,343,415 shares of PHH common stock were outstanding.

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

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events.  All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could”.  Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements concerning the following:

•            the impact of the adoption of recently issued accounting pronouncements on our financial statements;

•            the impact of the risk retention requirements and other provisions of the Dodd-Frank Act;

•            future origination volumes and loan margins in the mortgage industry;

•            our belief that sources of liquidity will be adequate to fund operations and repayment of upcoming debt maturities;

•            our expectation of future income from new client signings;

•            our expectation of reinsurance losses and associated reserves; and

•            mortgage repurchase and indemnification requests and associated reserves and provisions.

Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part II—Item 1A. Risk Factors” in this Form 10-Q and “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and those factors described below:

•             the effects of continued market volatility or continued economic decline on the availability and cost of our financing arrangements and the value of our assets;

•             the effects of a continued decline in the volume of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

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

•             the effects of any significant adverse changes in the underwriting criteria or existence or programs of government-sponsored entities, including Fannie Mae and Freddie Mac, including any changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other actions of the Federal government;

•             the effects of any inquiries and investigations of foreclosure procedures or other servicing activities by attorneys general of certain states and the U.S. Department of Justice, any litigation related to our mortgage servicing activities, or any related fines, penalties and increased costs;

•             the ability to maintain our status as a government sponsored entity-approved seller and servicer, including the ability to continue to comply with the respective selling and servicing guides, including any changes caused by the Dodd-Frank Act;

•             the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored-entities;

•             changes in laws and regulations, including changes in mortgage- and real estate-related laws and regulations (including changes caused by the Dodd-Frank Act), status of government sponsored-entities and state, federal and foreign tax laws and accounting standards;

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

•             the ability to obtain financing (including refinancing and extending existing indebtedness) on acceptable terms, if at all, to finance our operations or growth strategy, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness;

•             the ability to maintain our relationships with our existing clients and to establish relationships with new clients;

•             the ability to attract and retain key employees;

•             a deterioration in the performance of assets held as collateral for secured borrowings;

•             the impact of the failure to maintain our credit ratings;

•             any failure to comply with covenants under our financing arrangements;

•             the effects of the consolidation of financial institutions and the related impact on the availability of credit; and

•             the impact of changes in the U.S. financial condition and fiscal and monetary policies, or any actions taken or to be taken by the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System on the credit markets and the U.S. economy.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

PHH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Mortgage fees	$68	$75	$210	$193
Fleet management fees	42	38	128	116
Net fee income	110	113	338	309
Fleet lease income	370	342	1,050	1,030
Gain on mortgage loans, net	203	265	381	509
Mortgage interest income	24	29	82	69
Mortgage interest expense	(48)	(47)	(150)	(126)
Mortgage net finance expense	(24)	(18)	(68)	(57)
Loan servicing income	112	105	337	303
Change in fair value of mortgage servicing rights	(410)	(254)	(601)	(626)
Net derivative gain related to mortgage servicing rights	1	—	1	—
Valuation adjustments related to mortgage servicing rights, net	(409)	(254)	(600)	(626)
Net loan servicing loss	(297)	(149)	(263)	(323)
Other income	22	19	127	52
Net revenues	384	572	1,565	1,520

Expenses
Salaries and related expenses	124	127	375	360
Occupancy and other office expenses	14	16	44	45
Depreciation on operating leases	307	307	922	921
Fleet interest expense	19	24	60	72
Other depreciation and amortization	7	6	19	17
Other operating expenses	155	94	368	303
Total expenses	626	574	1,788	1,718
Loss before income taxes	(242)	(2)	(223)	(198)
Income tax benefit	(104)	(9)	(100)	(87)
Net (loss) income	(138)	7	(123)	(111)
Less: net income attributable to noncontrolling interest	10	15	17	22
Net loss attributable to PHH Corporation	$(148)	$(8)	$(140)	$(133)
Basic and diluted loss per share attributable to PHH Corporation	$(2.62)	$(0.14)	$(2.48)	$(2.39)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In millions, except per share data)

	September 30,	December 31,
	2011	2010

ASSETS
Cash and cash equivalents	$84	$195
Restricted cash, cash equivalents and investments (including $237 and $254 of available-for-sale securities at fair value)	528	531
Mortgage loans held for sale	2,699	4,329
Accounts receivable, net	729	573
Net investment in fleet leases	3,414	3,492
Mortgage servicing rights	1,198	1,442
Property, plant and equipment, net	59	46
Goodwill	25	25
Other assets	599	637
Total assets (1)	$9,335	$11,270

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$437	$521
Debt	6,561	8,085
Deferred taxes	621	728
Other liabilities	274	358
Total liabilities (1)	7,893	9,692
Commitments and contingencies (Note 10)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 56,340,713 shares issued and outstanding at September 30, 2011; 55,699,218 shares issued and outstanding at December 31, 2010	1	1
Additional paid-in capital	1,080	1,069
Retained earnings	325	465
Accumulated other comprehensive income	21	29
Total PHH Corporation stockholders’ equity	1,427	1,564
Noncontrolling interest	15	14
Total equity	1,442	1,578
Total liabilities and equity	$9,335	$11,270

See accompanying Notes to Condensed Consolidated Financial Statements.

Continued.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)
(Unaudited)
(In millions)

(1)    The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle their obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$22	$47
Restricted cash, cash equivalents and investments	259	241
Mortgage loans held for sale	522	389
Accounts receivable, net	81	64
Net investment in fleet leases	3,214	3,356
Property, plant and equipment, net	1	1
Other assets	62	82
Total assets	$4,161	$4,180

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$23	$38
Debt	3,352	3,367
Other liabilities	10	5
Total liabilities	$3,385	$3,410

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In millions, except per share data)

Nine Months Ended September 30, 2011

	PHH Corporation Stockholders
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Balance at December 31, 2010	55,699,218	$1	$1,069	$465	$29	$14	$1,578

Comprehensive (loss) income:
Net (loss) income	—	—	—	(140)	—	17
Currency translation adjustment	—	—	—	—	(10)	—
Unrealized gains on available-for-sale securities, net of income taxes of $1	—	—	—	—	1	—
Change in unfunded pension liability, net of income taxes of $0	—	—	—	—	1	—
Total comprehensive (loss) income	—	—	—	(140)	(8)	17	(131)

Distributions to noncontrolling interest	—	—	—	—	—	(16)	(16)
Stock compensation expense	—	—	5	—	—	—	5
Stock issued under share-based payment plans, including excess tax benefit of $0	641,495	—	6	—	—	—	6
Balance at September 30, 2011	56,340,713	$1	$1,080	$325	$21	$15	$1,442

Nine Months Ended September 30, 2010

	PHH Corporation Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Interest	Equity
Balance at December 31, 2009	54,774,639	$1	$1,056	$416	$19	$12	$1,504
Adjustments related to the spin-off	—	—	—	1	—	—	1

Comprehensive (loss) income:
Net (loss) income	—	—	—	(133)	—	22
Currency translation adjustment	—	—	—	—	3	—
Unrealized gains on available-for-sale securities, net of income taxes of $1	—	—	—	—	2	—
Change in unfunded pension liability, net of income taxes of $0	—	—	—	—	1	—
Total comprehensive (loss) income	—	—	—	(133)	6	22	(105)

Distributions to noncontrolling interest	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	7	—	—	—	7
Stock issued under share-based payment plans, including excess tax benefit of $0	726,722	—	3	—	—	—	3
Balance at September 30, 2010	55,501,361	$1	$1,066	$284	$25	$29	$1,405

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(123)	$(111)
Adjustments to reconcile Net loss to net cash provided by (used in) operating activities:
Capitalization of originated mortgage servicing rights	(357)	(296)
Net unrealized loss on mortgage servicing rights and related derivatives	600	626
Vehicle depreciation	922	921
Other depreciation and amortization	19	17
Origination of mortgage loans held for sale	(27,013)	(23,724)
Proceeds on sale of and payments from mortgage loans held for sale	29,131	22,639
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(321)	(491)
Deferred income tax benefit	(109)	(97)
Other adjustments and changes in other assets and liabilities, net	(410)	67
Net cash provided by (used in) operating activities	2,339	(449)

Cash flows from investing activities:
Investment in vehicles	(1,190)	(1,112)
Proceeds on sale of investment vehicles	280	268
Proceeds on sale of mortgage servicing rights	—	6
Net cash paid on derivatives related to mortgage servicing rights	(1)	—
Purchases of property, plant and equipment	(16)	(10)
Purchases of restricted investments	(185)	(350)
Proceeds from sales and maturities of restricted investments	204	78
(Increase) decrease in restricted cash and cash equivalents	(15)	362
Other, net	24	10
Net cash used in investing activities	(899)	(748)

Cash flows from financing activities:
Proceeds from borrowings	42,675	39,552
Principal payments on borrowings	(44,198)	(38,202)
Issuances of common stock	8	7
Cash paid for debt issuance costs	(20)	(44)
Other, net	(15)	(5)
Net cash (used in) provided by financing activities	(1,550)	1,308

Effect of changes in exchange rates on Cash and cash equivalents	(1)	(2)
Net (decrease) increase in Cash and cash equivalents	(111)	109
Cash and cash equivalents at beginning of period	195	150
Cash and cash equivalents at end of period	$84	$259

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

Revenue Recognition. In October 2009, the FASB issued new accounting guidance on revenue recognition, ASU No. 2009-13, “Multiple Deliverable Arrangements”. This new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables (i) contains more than one unit of accounting and (ii) how the arrangement consideration should be measured and allocated to the separate units of accounting. The Company adopted the updates to revenue recognition guidance effective January 1, 2011.  The adoption did not have an impact on the Company’s financial statements.

Receivables.  In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”.  This new guidance requires a creditor performing an evaluation of whether a restructuring constitutes a troubled debt restructuring, to separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties.  This standard clarifies the guidance on a creditor’s evaluation of whether it has granted a concession as well as the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  The update also requires entities to disclose additional quantitative activity regarding troubled debt restructurings of finance receivables that occurred during the period, as well as additional information regarding troubled debt restructurings that occurred within the previous twelve months and for which there was a payment default during the current period. The Company adopted the new accounting guidance effective July 1, 2011, and applied it retrospectively to January 1, 2011.  The adoption did not have an impact on the Company’s financial statements.

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

Goodwill. In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.”  This update amends the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This update does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the update does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company does not anticipate the adoption of this update will have a material impact on its financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Earnings Per Share

Basic loss per share attributable to PHH Corporation was computed by dividing Net loss attributable to PHH Corporation during the period by the weighted-average number of shares outstanding during the period. Diluted loss per share attributable to PHH Corporation was computed by dividing Net loss attributable to PHH Corporation by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of securities that would be anti-dilutive, including: (i) outstanding stock-based compensation awards representing shares from restricted stock units and stock options; (ii) stock assumed to be issued related to the 2012 Convertible notes; (iii) purchased options and sold warrants related to the assumed conversion of the 2012 Convertible notes; and (iv) sold warrants related to the Company’s 2014 Convertible notes.  The computation also excludes the assumed issuance of the 2014 Convertible notes and related purchased options as they are currently to be settled only in cash. Shares associated with anti-dilutive securities are outlined in the table below.

The following table summarizes the calculations of basic and diluted loss per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions, except share and per share data)
Net loss attributable to PHH Corporation	$(148)	$(8)	$(140)	$(133)

Weighted-average common shares outstanding — basic and diluted(1)	56,436,649	55,620,844	56,297,629	55,403,556

Basic and diluted loss per share attributable to PHH Corporation	$(2.62)	$(0.14)	$(2.48)	$(2.39)

Antidilutive securities excluded from the computation of dilutive shares:
Outstanding stock-based compensation awards	2,062,302	2,743,376	2,062,302	2,743,376
Assumed conversion of 2012 Convertible notes	—	—	594,876	—

(1)             Due to the net loss recognized for the three and nine months ended September 30, 2011 and 2010, there were no potentially dilutive securities included in the calculations of diluted earnings per share, as their inclusion would have been antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Restricted Cash, Cash Equivalents and Investments

The following table summarizes Restricted cash, cash equivalents and investment balances:

	September 30,	December 31,
	2011	2010
	(In millions)
Restricted cash and cash equivalents	$291	$277
Restricted investments, at fair value	237	254
Total	$528	$531

The restricted cash related to our reinsurance activities was invested in certain debt securities as permitted under the reinsurance agreements.  These restricted investments are classified as available-for-sale securities and remain in trust for capital fund requirements and potential reinsurance losses, as summarized in the following tables:

	September 30, 2011
					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
	(In millions)
Corporate securities	$52	$52	$—	$—	31 mos.
Agency securities (1)	89	91	2	—	23 mos.
Government securities	93	94	1	—	23 mos.
Total	$234	$237	$3	$—	25 mos.

	December 31, 2010
					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
	(In millions)
Corporate securities	$71	$71	$—	$—	30 mos.
Agency securities (1)	106	107	1	—	26 mos.
Government securities	76	76	—	—	28 mos.
Total	$253	$254	$1	$—	27 mos.

(1)             Represents bonds and notes issued by various agencies including, but not limited to, Fannie Mae, Freddie Mac and Federal Home Loan Banks.

During the three and nine months ended September 30, 2011, gains of $1 million from the sale of available-for-sale securities were realized and realized losses were not significant.  During the three and nine months ended September 30, 2010, the amount of realized gains and losses from the sale of available-for-sale securities was not significant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Transfers and Servicing of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to Fannie Mae and Freddie Mac and loan sales to other investors guaranteed by Ginnie Mae, or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: servicing rights and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests).  During the nine months ended September 30, 2011, the Company did not retain any interests from sales or securitizations other than mortgage servicing rights.  See Note 9, “Credit Risk” for a further description of recourse obligations.

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the servicing portfolio of loans subserviced for others.  The total servicing portfolio, including loans subserviced for others was $178.1 billion and $166.1 billion as of September 30, 2011 and December 31, 2010, respectively.  Mortgage servicing rights (“MSRs”) recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio, and are created either through the direct purchase of servicing from a third party, or through the sale of an originated loan.

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Nine Months Ended
	September 30,
	2011	2010
	(In millions)
Balance, beginning of period	$134,753	$127,700
Additions	26,502	21,246
Payoffs, sales and curtailments	(16,980)	(17,037)
Balance, end of period	$144,275	$131,909

The activity in capitalized MSRs consisted of:

	Nine Months Ended
	September 30,
	2011	2010
	(In millions)
Balance, beginning of period	$1,442	$1,413
Additions	357	296
Changes in fair value due to:
Realization of expected cash flows	(146)	(173)
Changes in market inputs or assumptions used in the valuation model	(455)	(453)
Balance, end of period	$1,198	$1,083

Contractually specified servicing fees, late fees and other ancillary servicing revenue were recorded within Loan servicing income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Net service fee revenue	$111	$100	$327	$296
Late fees	5	5	15	15
Other ancillary servicing revenue	11	12	30	30

As of September 30, 2011 and December 31, 2010, the MSRs have a weighted-average life of approximately 4.3 years and 5.7 years, respectively.  See Note 12, “Fair Value Measurements” for additional information regarding the valuation of MSRs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Nine Months Ended
	September 30,
	2011	2010
	(In millions)
Proceeds from new loan sales or securitizations	$26,984	$21,802
Servicing fees received (1)	327	296
Other cash flows on retained interests (2)	—	1
Purchases of delinquent or foreclosed loans (3)	(32)	(42)
Servicing advances (4)	(1,296)	(1,179)
Repayment of servicing advances	1,253	1,151

(1)             Excludes late fees and other ancillary servicing revenue.

(2)             Represents cash flows received on retained interests other than servicing fees.

(3)             Excludes indemnification payments to investors and insurers of the related mortgage loans.

(4)             As of September 30, 2011 and December 31, 2010, outstanding servicing advance receivables of $226 million and $187 million, respectively, were included in Accounts receivable, net.

During the three and nine months ended September 30, 2011, pre-tax gains of $123 million and $441 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2010, pre-tax gains of $146 million and $344 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

5.  Derivatives

The Company did not have any derivative instruments designated as hedging instruments during the nine months ended September 30, 2011 or during the year ended December 31, 2010.  During the three and nine months ended September 30, 2011, the Company executed certain derivative transactions to serve as an economic hedge of a portion of the interest rate risk associated with its Mortgage servicing rights (MSRs).  The Company entered into these derivative transactions to ensure that there would be sufficient capacity under its debt facilities to fund higher origination volumes given the declining mortgage rates, while maintaining compliance with the leverage covenants in its debt agreements.  The increase in mortgage asset-backed debt, coupled with the decline in value of MSRs resulting from lower mortgage rates, could have the effect of increasing the indebtedness to tangible net worth ratio in the short term.

Derivative instruments are recorded in Other assets and Other liabilities in the Condensed Consolidated Balance Sheets, except for certain instruments related to the convertible note transactions which are recorded in equity. Derivative instruments and the risks they manage are as follows:

•                  Forward delivery commitments—Related to interest rate and price risk for Mortgage loans held for sale and interest rate lock commitments

•                  Option contracts — Related to interest rate and price risk for interest rate lock commitments

•                  MSR-related agreements — Related to interest rate risk for mortgage servicing rights

•                  Interest rate contracts—Related to interest rate risk for variable-rate debt arrangements and fixed-rate leases

•                  Convertible note-related agreements—Related to the issuance of the 2014 Convertible notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•                  Foreign exchange contracts—Related to exposure to currency fluctuations that would impact our investment in, or borrowings related to, our Canadian operations

The following table presents the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	September 30, 2011			December 31, 2010
	Asset	Liability	Notional	Asset	Liability	Notional
	(In millions)
Interest rate lock commitments	$177	$2	$7,705	$42	$46	$7,328
Forward delivery commitments: (1)
Not subject to master netting arrangements	19	26	2,946	61	14	4,703
Subject to master netting arrangements(2)	66	173	16,136	248	68	16,438
Interest rate contracts	1	—	538	4	—	653
Option contracts	3	—	930	—	—	—
MSR-related agreements	5	—	1,020	—	—	—
Convertible note-related agreements(3)	14	14	—	54	54	—
Foreign exchange contracts	1	—	48	—	—	30
Total, gross	286	215		409	182
Netting adjustments:
Offsetting receivables/payables	(95)	(95)		(241)	(241)
Cash collateral paid/received	26	(70)		—	190
Total, net	$217	$50		$168	$131

(1)             The net notional amount of Forward delivery commitments was $7.9 billion and $10.3 billion as of September 30, 2011 and December 31, 2010, respectively.

(2)             Represents derivative instruments that are executed with the same counterparties and subject to master netting arrangements.  Forward delivery commitments subject to netting shown above were presented in the Condensed Consolidated Balance sheets as follows:

	September 30, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(In millions)
Other Assets	$19	$48	$10	$3
Other Liabilities	47	125	238	65
Total	$66	$173	$248	$68

(3)             The notional amount of derivative instruments related to the issuance of the 2014 Convertible notes was 9.6881 million shares of the Company’s Common stock as of September 30, 2011 and December 31, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Gain on mortgage loans, net:
IRLCs	$509	$508	$942	$1,089
Options contracts	(7)	(12)	(14)	(24)
Forward delivery commitments	(247)	(130)	(337)	(376)

Net derivative gain related to mortgage servicing rights:
MSR-related agreements	1	—	1	—

Fleet interest expense:
Interest rate contracts	(2)	(2)	(3)	(8)
Foreign exchange contracts	(1)	(14)	(6)	(9)

6.  Vehicle Leasing Activities

The following table summarizes the components of Net investment in fleet leases:

	September 30,	December 31,
	2011	2010
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$7,995	$7,601
Vehicles under closed-end operating leases	192	208
Vehicles under operating leases	8,187	7,809
Less: Accumulated depreciation	(5,050)	(4,671)
Net investment in operating leases	3,137	3,138

Direct Financing Leases:
Lease payments receivable	91	106
Less: Unearned income	(4)	(3)
Net investment in direct financing leases	87	103

Off-Lease Vehicles:
Vehicles not yet subject to a lease	184	248
Vehicles held for sale	12	7
Less: Accumulated depreciation	(6)	(4)
Net investment in off-lease vehicles	190	251
Total	$3,414	$3,492

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	September 30, 2011		December 31, 2010
		Wt. Avg-		Wt. Avg-
		Interest		Interest
	Balance	Rate(1)	Balance	Rate(1)
	(In millions)
Term notes, in amortization	$1,363	2.1%	$1,167	2.2%
Term notes, in revolving period	426	1.6%	989	2.0%
Variable-funding notes	1,111	1.4%	871	1.9%
Other	33	5.1%	39	5.1%
Vehicle Management Asset-Backed Debt	2,933		3,066
Committed warehouse facilities	2,078	1.9%	2,419	2.1%
Uncommitted warehouse facilities	135	1.2%	1,290	1.2%
Servicing advance facility	74	2.7%	68	2.8%
Mortgage Asset-Backed Debt	2,287		3,777
Term notes	781	8.1%	782	8.1%
Convertible notes	455	4.0%	430	4.0%
Credit facilities	80	3.8%	—	—%
Unsecured Debt	1,316		1,212
Mortgage Loan Securitization Debt Certificates, at fair value(2)	25	7.0%	30	7.0%
Total	$6,561		$8,085

(1)             Represents the weighted-average stated interest rate of the facilities as of the respective date, which may be different from the effective rate due to the amortization of premiums, discounts and issuance costs.  Facilities are variable-rate, except for the Unsecured Term notes, Convertible notes, and Mortgage Loan Securitization Debt Certificates which are fixed-rate.

(2)             Cash flows of securitized mortgage loans support payment of the debt certificates and creditors of the securitization trust do not have recourse to the Company.

Assets held as collateral that are not available to pay the Company’s general obligations as of September 30, 2011 consisted of:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed
	Debt	Debt
	(In millions)
Restricted cash and cash equivalents	$258	$6
Accounts receivable	64	87
Mortgage loans held for sale	—	2,264
Net investment in fleet leases	3,211	—
Total	$3,533	$2,357

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of September 30, 2011:

				Mortgage Loan
	Vehicle	Mortgage		Securitization
	Asset-Backed	Asset-Backed	Unsecured	Debt
	Debt(1)	Debt	Debt	Certificates	Total
	(In millions)
Within one year	$947	$2,287	$330	$8	$3,572
Between one and two years	779	—	421	6	1,206
Between two and three years	747	—	250	5	1,002
Between three and four years	395	—	—	4	399
Between four and five years	69	—	350	3	422
Thereafter	—	—	8	—	8
	$2,937	$2,287	$1,359	$26	$6,609

(1)             Maturities of vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets.

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements.  Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements.  Available capacity under committed asset-backed debt arrangements and unsecured credit facilities as of September 30, 2011 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)
Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$426	$426	$—
Variable-funding notes	1,543	1,111	432

Mortgage Asset-Backed Debt:
Committed warehouse facilities	2,985	2,078	907
Servicing advance facility	120	74	46

Unsecured Committed Credit Facilities(1)	530	96	434

(1)             Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Condensed Consolidated Balance Sheet.

Capacity for Mortgage asset-backed debt shown above excludes $2.1 billion not drawn under uncommitted facilities.

The fair value of debt was $6.6 billion and $8.2 billion as of September 30, 2011 and December 31, 2010, respectively.

VEHICLE MANAGEMENT ASSET-BACKED DEBT

Vehicle management asset-backed debt primarily represents variable-rate debt issued by a wholly owned subsidiary, Chesapeake Funding LLC (“Chesapeake”), to support the acquisition of vehicles by the Fleet Management Services segment’s U.S. leasing operations and debt issued by the consolidated special purpose trust, Fleet Leasing Receivables Trust (“FLRT”), the Canadian special purpose trust, used to finance leases originated by the Canadian fleet operation.

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

As with Variable-funding notes, certain Term notes may contain provisions that allow the outstanding debt to revolve for specified periods of time.  During these revolving periods, the monthly collection of lease payments allocable to each outstanding series is available to fund the acquisition of vehicles and/or equipment to be leased to customers.  Upon expiration of the revolving period, the repayment of principal commences, and the monthly allocated lease payments are applied to the notes until they are paid in full.

Term Notes

On September 28, 2011, Chesapeake issued $335 million of Series 2011-2 Term notes.  Proceeds from the notes were used to pay down a portion of the Series 2010-1 Notes and Series 2011-1 Notes.

As of September 30, 2011, Term notes outstanding that are revolving in accordance with their terms are Chesapeake Series 2009-3, 2010-1 Class B Note, 2011-1 Class B Note and 2011-2. Expiration dates of the revolving periods range from October 20, 2011 to September 19, 2013.

As of September 30, 2011, Term notes outstanding that are amortizing in accordance with their terms are Chesapeake Series 2009-1, 2009-2 and 2009-4 and the FLRT Series 2010-1.  Final repayment dates of Term notes in their amortization period range from September 7, 2012 to March 15, 2014.

Variable-funding Notes

On August 31, 2011, the Series 2010-2 Indenture Supplement of the FLRT facility was amended to extend the maturity date to August 30, 2012.  The facility was also amended during the quarter to increase capacity to $343 million.  The commitments of this facility are renewable subject to agreement by the parties.

On June 29, 2011, Chesapeake amended and restated the Series 2010-1 Indenture Supplement and entered into a Series 2011-1 Indenture Supplement.  In addition, the maturity of the Series 2010-1 Variable-funding notes was extended and the total committed funding available to Chesapeake was increased.  Pursuant to the 2010-1 and 2011-1 Supplements, Chesapeake may issue up to $700 million and $500 million, respectively, in aggregate principal under commitments provided by a syndicate of lenders.  Proceeds of the Series 2011-1 Variable-funding notes were used to pay down the outstanding balance of the Series 2010-1 Variable-funding notes.  As of September 30, 2011, commitments under the 2010-1 and 2011-1 Supplements are scheduled to expire on June 27, 2012 and June 27, 2013, respectively, but are renewable subject to agreement by the parties. If the scheduled expiration date of the commitments is not extended, the notes’ amortization period will begin.

MORTGAGE ASSET-BACKED DEBT

Mortgage asset-backed debt primarily represents variable-rate warehouse facilities to support the origination of mortgage loans, which provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the terms of the facility.  The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market.  These facilities are typically 364-day facilities, and as of September 30, 2011, the range of maturity dates for committed facilities is October 5, 2011 to August 10, 2012.

Committed Facilities

As of September 30, 2011, the Company has outstanding committed mortgage warehouse facilities with the Royal Bank of Scotland, plc, Credit Suisse First Boston Mortgage Capital LLC, Ally Bank, Bank of America, Wells Fargo Bank, N.A. and Fannie Mae.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 12, 2011, committed 364-day variable-rate mortgage repurchase facilities were entered into with Wells Fargo by PHH Mortgage and PHH Home Loans, with $300 million and $150 million capacity, respectively, pursuant to master repurchase agreements and certain related agreements.

On July 28, 2011, the variable-rate committed facility of PHH Home Loans with Ally Bank was amended to extend the maturity date from July 31, 2011 to December 1, 2011.

On June 24, 2011, the variable-rate committed mortgage repurchase facility with the Royal Bank of Scotland, plc was amended to reduce the committed capacity to $500 million and was extended to June 22, 2012, among other provisions.

On May 25, 2011, the committed variable-rate mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital, LLC were extended to May 23, 2012, with the option to renew the agreements for an additional year.

Uncommitted Facilities

The Company has an outstanding uncommitted mortgage repurchase facility with Fannie Mae.  The facility has total capacity of up to $3.0 billion as of September 30, 2011, less certain amounts outstanding under the $1.0 billion committed Fannie Mae facility.

On June 24, 2011, the Company entered into a $200 million variable-rate uncommitted facility with the Royal Bank of Scotland, plc.

Servicing Advance Facility

The Company has a committed facility with Fannie Mae that provides for the early reimbursement of certain servicing advances made on behalf of Fannie Mae.

UNSECURED DEBT

Term Notes

Term notes include $350 million of 9.25% Senior notes due March 1, 2016 that have been registered under a public registration statement and $423 million of Medium-term notes.  The effective interest rate of the term notes, which includes the accretion of the discount and issuance costs, was 8.9% as of September 30, 2011.  The range of maturity dates for the term notes is March 1, 2013 to April 15, 2018.

Credit Facilities

Credit facilities primarily represents an Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.  The facility has $525 million of commitments which are scheduled to expire on February 29, 2012.  Provided certain conditions are met, the Company may extend the commitments for an additional year at its request.  These conditions include, among others, the payment of extension fees and the maintenance minimum liquidity of at least $250 million as of February 29, 2012.  Minimum liquidity, as defined in the agreement, is the sum of unrestricted cash and cash equivalents plus available capacity under the facility less the unpaid balance of the 2012 Convertible Notes.

Convertible Notes

Convertible notes include a private offering of $250 million of 4.0% Convertible senior notes with a maturity date of April 15, 2012 and a private offering of $250 million of 4.0% Convertible senior notes with a maturity date of September 1, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011 and December 31, 2010, the carrying amount of the convertible notes is net of an unamortized discount of $45 million and $70 million, respectively.  The effective interest rate of the convertible notes, which includes the accretion of the discount and issuance costs, was 12.7% as of September 30, 2011.  There have been no conversions of the convertible notes since issuance.

DEBT COVENANTS

Certain debt arrangements require the maintenance of certain financial ratios and contain affirmative and negative covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of the Company and its material subsidiaries, mergers, liens, liquidations, sale and leaseback transactions, and restrictions on certain types of payments, including dividends and stock repurchases.

During the nine months ended September 30, 2011, the covenants for the RBS repurchase facility and the CSFB Mortgage repurchase facility were amended to require the Company to maintain a minimum of $1.0 billion in committed mortgage repurchase or warehouse facilities, with no more than $500 million of gestation facilities included towards the minimum, excluding the uncommitted facilities provided by Fannie Mae.  As of September 30, 2011, the Company was in compliance with all financial covenants related to its debt arrangements.

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

Income tax benefit was significantly impacted by the following items that increased (decreased) the effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
State and local income taxes, net of federal tax benefits	$(15)	$(1)	$(14)	$(13)
Liabilities for income tax contingencies	—	—	(8)	1
Changes in valuation allowance	—	(3)	6	2
Noncontrolling interest	(3)	(5)	(6)	(8)

State and local income taxes, net of federal tax benefits.  The impact to the effective tax rate from state and local income taxes primarily represents the volatility in the pre-tax income or loss, as well as the mix of income and loss from the operations by entity and state income tax jurisdiction.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities for income tax contingencies. The impact to the effective tax rate from changes in the liabilities for income tax contingencies primarily represents decreases in liabilities associated with the resolution and settlement with various taxing authorities, partially offset by increases in liabilities associated with new uncertain tax positions taken during the period. During the nine months ended September 30, 2011, the IRS concluded its examination and review of the Company’s taxable years 2006 through 2009.

Changes in valuation allowance.  The impact to the effective tax rate from changes in valuation allowance primarily represents loss carryforwards generated during the period for which the Company believes it is more likely than not that the amounts will not be realized.  For the nine months ended September 30, 2011 and 2010, the increases were primarily driven by tax losses generated in each period by our mortgage business.

Noncontrolling interest.  The impact to the effective tax rate from noncontrolling interest represents Realogy Corporation’s portion of income taxes related to the income or loss attributable to PHH Home Loans.  The impact primarily represents the impact of PHH Home Loans’ election to report as a partnership for federal and state income tax purposes, whereby, the tax expense is reported by the individual LLC members.  Accordingly, the Company’s Income tax (benefit) expense includes only its proportionate share of the income tax related to the income or loss generated by PHH Home Loans.

9.   Credit Risk

The Company is subject to the following forms of credit risk:

•            Consumer credit risk—through mortgage banking activities as a result of originating and servicing residential mortgage loans

•            Commercial credit risk—through fleet management and leasing activities

•            Counterparty credit risk—through derivative transactions, sales agreements and various mortgage loan origination and servicing agreements

Consumer Credit Risk

The Company is not subject to the majority of the risks inherent in maintaining a mortgage loan portfolio because loans are not held for investment purposes and are generally sold to investors within 60 days of origination.  The majority of mortgage loan sales are on a non-recourse basis; however, the Company has exposure in certain circumstances in its capacity as a loan originator and servicer to loan repurchases and indemnifications through representation and warranty provisions.  Additionally, the Company has exposure through its reinsurance agreements that are inactive and in runoff.

Loan performance is an indicator of the inherent risk associated with our origination and servicing activities.  In limited circumstances, the Company has exposure to possible losses on loans within the servicing portfolio due to loan repurchases and indemnifications, as further discussed below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	September 30,	December 31,
	2011	2010
	(In millions)
Loan Servicing Portfolio Composition:
Owned	$147,356	$140,160
Subserviced	30,773	25,915
Total	$178,129	$166,075
Conventional loans	$142,789	$136,261
Government loans	28,704	23,100
Home equity lines of credit	6,636	6,714
Total	$178,129	$166,075
Weighted-average interest rate	4.7%	4.9%

	September 30, 2011		December 31, 2010
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	2.15%	1.81%	2.36%	2.01%
60 days	0.56%	0.50%	0.67%	0.60%
90 or more days	0.96%	0.93%	1.21%	1.27%
Total	3.67%	3.24%	4.24%	3.88%
Foreclosure/real estate owned(2)	1.88%	1.94%	2.30%	2.37%

(1)             Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)             As of September 30, 2011 and December 31, 2010, there were 15,470 and 18,554 of loans in foreclosure with unpaid principal balance of $2.8 billion and $3.3 billion, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and on-balance sheet loans in foreclosure and real estate owned.  A summary of the activity in foreclosure-related reserves is as follows:

	Nine Months Ended
	September 30,
	2011	2010
	(In millions)
Balance, beginning of period	$111	$86
Realized foreclosure losses	(62)	(47)
Increase in reserves due to:
Changes in assumptions	59	54
New loan sales	12	8
Balance, end of period	$120	$101

Foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum exposure to representation and warranty provisions exceeds the amount of loans in the capitalized portfolio of $144.3 billion; however, the range of total possible losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of September 30, 2011, approximately $191 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 14% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of September 30, 2011 and December 31, 2010, liabilities for probable losses related to repurchase and indemnification obligations of $87 million and $74 million, respectively, are included in Other liabilities in the Condensed Consolidated Balance Sheets.

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

The carrying values of the mortgage loans in foreclosure and real estate owned are recorded within Other Assets in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
	2011	2010
	(In millions)
Mortgage loans in foreclosure	$117	$128
Allowance for probable losses	(20)	(22)
Mortgage loans in foreclosure, net	$97	$106
Real estate owned	$50	$54
Adjustment to estimated net realizable value	(13)	(15)
Real estate owned, net	$37	$39

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Reinsurance

The Company has exposure to consumer credit risk through losses from two contracts with primary mortgage insurance companies that are inactive and in runoff. The exposure to losses through these reinsurance contracts is based on mortgage loans pooled by year of origination.

As of September 30, 2011, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 4.2 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers.

The Company is required to hold cash and securities in trust related to this potential obligation, which were $237 million, included in Restricted cash, cash equivalents and investments in the Condensed Consolidated Balance Sheet as of September 30, 2011. The amount of cash and securities held in trust is contractually specified in the reinsurance agreements and is based on the original risk assumed under the contracts and the incurred losses to date.

As of September 30, 2011, the unpaid reinsurance losses outstanding were $8 million, and $94 million was included in Other liabilities in the Condensed Consolidated Balance Sheet for incurred and incurred but not reported losses associated with mortgage reinsurance activities (estimated on an undiscounted basis).

A summary of the activity in reinsurance-related reserves is as follows:

	Nine Months Ended
	September 30,
	2011	2010
	(In millions)
Balance, beginning of period	$113	$108
Realized reinsurance losses	(49)	(13)
Increase in liability for reinsurance losses	30	36
Balance, end of period	$94	$131

Commercial Credit Risk

Vehicle leases are primarily classified as operating leases; however, certain leases are classified as direct financing leases and recorded within Net investment in fleet leases in the Condensed Consolidated Balance Sheets.

As of September 30, 2011 and December 31, 2010, direct financing leases greater than 90 days past due total $22 million and $19 million, respectively.  As of September 30, 2011 and December 31, 2010, direct financing leases greater than 90 days that are still accruing interest were $20 million and $16 million and the allowance for credit losses was $2 million and $3 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Commitments and Contingencies

Legal Contingencies

The Company is party to various claims and legal proceedings from time to time related to contract disputes and other commercial, employment and tax matters.

PHH Mortgage Corporation, a wholly-owned subsidiary of the Company, was the defendant in a lawsuit initiated in 2009 in the United States District Court, Middle District of Georgia, by a borrower with a loan that has been serviced by the Company.  The borrower alleged breach of contract, negligent servicing and violations of the Real Estate Settlement Procedures Act.  During the three months ended September 30, 2011, the Company reached an agreement to settle the matter for an amount that was not significant to its results of operations or financial position.

In connection with the heightened focus on foreclosure practices across the mortgage industry in 2010 and 2011, the Company has received inquiries from regulators and attorneys general of certain states as well as from the Committee on Oversight and Government Reform of the U.S. House of Representatives and the U.S. Senate Judiciary Committee, requesting information regarding foreclosure practices, processes and procedures, among other things.  Although the Company has not been assessed any material penalties or fines associated with its foreclosure practices to date, it is reasonably possible that the Company could experience an increase in foreclosure-related litigation and could be assessed fines and penalties related to foreclosure practices in the future.  However, the amount of any losses in connection with such matters cannot be reasonably estimated given the inherent uncertainty around the outcome of such matters.

Tax Contingencies

In connection with the Company’s spinoff from Cendant Corporation (now known as Avis Budget Group, Inc.), a Tax Sharing Agreement was entered into to govern the allocation of liabilities for taxes between Cendant and the Company, for tax years prior to and including the spin-off. The Company, since it was a subsidiary of Cendant through January 31, 2005, was included in an IRS audit of Cendant for the tax years ended December 31, 2003 through 2006, and may have been subject to liability to both the IRS, and Cendant, for certain taxes that might have been assessed pursuant to the audit, as provided under applicable law and as provided in the tax sharing agreement.

During the three months ended September 30, 2010, the IRS concluded its examination of Cendant’s taxable years 2003 through 2006, and the material issues related to the Company’s potential obligations to Cendant under the Tax Sharing Agreement have been favorably resolved.  As a result of the conclusion of the examination, the Company recorded an additional deferred tax asset of $1 million, with a corresponding increase to Retained earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  Accumulated Other Comprehensive Income

The after-tax components of Accumulated other comprehensive income were as follows:

	Nine Months Ended September 30, 2011
		Unrealized
		Gains On
	Currency	Available-
	Translation	for-Sale	Pension
	Adjustment	Securities	Adjustment	Total
	(In millions)
Balance at December 31, 2010	$36	$1	$(8)	$29
Change during 2011	(10)	1	1	(8)
Balance at September 30, 2011	$26	$2	$(7)	$21

	Nine Months Ended September 30, 2010
		Unrealized
		Gains On
	Currency	Available-
	Translation	for-Sale	Pension
	Adjustment	Securities	Adjustment	Total
	(In millions)
Balance at December 31, 2009	$27	$—	$(8)	$19
Change during 2010	3	2	1	6
Balance at September 30, 2010	$30	$2	$(7)	$25

All components of Accumulated other comprehensive income presented above are net of income taxes; however the currency translation adjustment presented above excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

12.  Fair Value Measurements

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, there has been no change in the valuation methodologies during the nine months ended September 30, 2011.  Changes in the classification pursuant to the valuation hierarchy during the nine months ended September 30, 2011 are discussed below under “Mortgage Loans Held for Sale”.   The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of September 30, 2011 or December 31, 2010.  Significant inputs to the measurement of fair value of assets and liabilities classified as Level three and further information on the assets and liabilities measured at fair value on a recurring basis are as follows:

Mortgage Loans Held for Sale.   Mortgage loans held for sale (“MLHS”) are classified within Level Two and Level Three of the valuation hierarchy.  During the three months ended September 30, 2011, certain Scratch and Dent (as defined below), non-conforming and construction loans were transferred from Level Three to Level Two of the valuation hierarchy based on an increase in the availability of market data and increased trading activity.  Although the market for non-conforming and Scratch and Dent loans does not have the same liquidity as the market for conforming loans, the number of observable market participants and the number of non-distressed transactions has increased while the implied risk premium has decreased to the point where available market information on transactions and quoted prices for similar assets are determinative of fair value.  As of September 30, 2011, Level Three MLHS include second lien loans that are valued using a discounted cash flow model.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the difference between the carrying amounts of Mortgage loans held for sale measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	September 30, 2011		December 31, 2010
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Mortgage loans held for sale:
Carrying amount	$2,699	$15	$4,329	$14
Aggregate unpaid principal balance	2,624	28	4,356	21
Difference	$75	$(13)	$(27)	$(7)

The following table summarizes the components of Mortgage loans held for sale:

	September 30,	December 31,
	2011	2010
	(In millions)
First mortgages:
Conforming (1)	$2,468	$4,123
Non-conforming	157	138
Construction loans	6	11
Total first mortgages	2,631	4,272
Second lien	10	11
Scratch and Dent (2)	56	40
Other	2	6
Total	$2,699	$4,329

(1)    Represents mortgage loans that conform to the standards of the government-sponsored entities.

(2)    Represents mortgage loans with origination flaws or performance issues.

Derivative Instruments—Interest Rate Lock Commitments. The average pullthrough percentage used in measuring the fair value of interest rate lock commitments was 73% and 78% as of September 30, 2011 and December 31, 2010, respectively.

Mortgage Servicing Rights. The significant assumptions used in estimating the fair value of Mortgage servicing rights (“MSRs”) were as follows (in annual rates):

	September 30,	December 31,
	2011	2010
Weighted-average prepayment speed (CPR)	17%	12%
Option adjusted spread, in basis points	843	844
Volatility	32%	29%

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	September 30, 2011
	Weighted- Average Prepayment Speed	Option Adjusted Spread	Volatility
	(In millions)
Impact on fair value of 10% adverse change	$(85)	$(42)	$(7)
Impact on fair value of 20% adverse change	(162)	(82)	(14)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and liabilities measured at fair value on a recurring basis were included in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2011
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting (1)	Total
	(In millions)
ASSETS
Restricted investments	$—	$237	$—	$—	$237
Mortgage loans held for sale	—	2,679	20	—	2,699
Mortgage servicing rights	—	—	1,198	—	1,198
Other assets:
Derivative assets:
Interest rate lock commitments	—	—	177	—	177
Forward delivery commitments	—	85	—	(65)	20
Interest rate contracts	—	1	—	—	1
Option contracts	—	3	—	—	3
MSR-related agreements	—	5	—	(4)	1
Convertible note-related agreements	—	—	14	—	14
Foreign exchange contracts	—	1	—	—	1
Securitized mortgage loans	—	—	32	—	32

LIABILITIES
Debt:
Mortgage loan securitization debt certificates	$—	$—	$25	$—	$25
Other liabilities:
Derivative liabilities:
Interest rate lock commitments	—	—	2	—	2
Forward delivery commitments	—	199	—	(165)	34
Convertible note-related agreements	—	—	14	—	14

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)
ASSETS
Restricted investments	$—	$254	$—	$—	$254
Mortgage loans held for sale	—	4,157	172	—	4,329
Mortgage servicing rights	—	—	1,442	—	1,442
Other assets:
Derivative assets:
Interest rate lock commitments	—	—	42	—	42
Forward delivery commitments	—	309	—	(241)	68
Interest rate contracts	—	4	—	—	4
Convertible note-related agreements	—	—	54	—	54
Securitized mortgage loans	—	—	42	—	42

LIABILITIES
Debt:
Mortgage loan securitization debt certificates	$—	$—	$30	$—	$30
Other liabilities:
Derivative liabilities:
Interest rate lock commitments	—	—	46	—	46
Forward delivery commitments	—	82	—	(51)	31
Convertible note-related agreements	—	—	54	—	54

(1)             Represents adjustments to arrive at the carrying amount of assets and liabilities presented in the Condensed Consolidated Balance Sheets for the effect of netting the payable or receivable and cash collateral held or placed with the same counterparties under master netting arrangements.

Activity in assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended September 30, 2011
			Interest		Mortgage loan
	Mortgage	Mortgage	rate lock	Securitized	securitization
	loans held	servicing	commitments,	mortgage	debt
	for sale	rights	net	loans	certificates
	(In millions)
Balance, beginning of period	$155	$1,508	$48	$34	$26
Realized and unrealized gains (losses) for assets	(1)	(410)	509	1	—
Realized and unrealized losses for liabilities	—		—		1
Purchases	1	—	—	—	—
Issuances	—	100	—	—	—
Settlements	(2)	—	(382)	(3)	(2)
Transfers into level three	1	—	—	—	—
Transfers out of level three	(134)	—	—	—	—
Balance, end of period	$20	$1,198	$175	$32	$25

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2011
			Interest		Mortgage loan
	Mortgage	Mortgage	rate lock	Securitized	securitization
	loans held	servicing	commitments,	mortgage	debt
	for sale	rights	net	loans	certificates
	(In millions)
Balance, beginning of period	$172	$1,442	$(4)	$42	$30
Realized and unrealized gains (losses) for assets	(11)	(601)	942	—	—
Realized and unrealized losses for liabilities	—	—	—	—	3
Purchases	25	—	—	—	—
Issuances	308	357	—	—	—
Settlements	(306)	—	(763)	(10)	(8)
Transfers into level three	85	—	—	—	—
Transfers out of level three	(253)	—	—	—	—
Balance, end of period	$20	$1,198	$175	$32	$25

	Three Months Ended September 30, 2010
			Interest		Mortgage loan
	Mortgage	Mortgage	rate lock	Securitized	securitization
	loans held	servicing	commitments,	mortgage	debt
	for sale	rights	net	loans	certificates
	(In millions)
Balance, beginning of period	$103	$1,236	$142	$47	$35
Realized and unrealized gains (losses) for assets	(8)	(254)	508	2	—
Realized and unrealized losses for liabilities	—	—	—	—	2
Purchases, issuances, and settlements, net	45	101	(436)	(4)	(4)
Transfers into level three	19	—	—	—	—
Transfers out of level three	(24)	—	—	—	—
Balance, end of period	$135	$1,083	$214	$45	$33

	Nine Months Ended September 30, 2010
			Interest			Mortgage loan
	Mortgage	Mortgage	rate lock		Securitized	securitization
	loans held	servicing	commitments,	Investment	mortgage	debt
	for sale	rights	net	securities	loans	certificates
	(In millions)
Balance, beginning of period	$111	$1,413	$26	$12	$—	$—
Realized and unrealized gains (losses) for assets	(13)	(626)	1,089	—	6	—
Realized and unrealized (gains) losses for liabilities	—	—	—	—	—	4
Purchases, issuances and settlements, net	41	296	(901)	(1)	(12)	(11)
Transfers into level three (1)	45	—	—	—	—	—
Transfers out of level three	(49)	—	—	—	—	—
Transition adjustment	—	—	—	(11)	51	40
Balance, end of period	$135	$1,083	$214	$—	$45	$33

(1)             Represents the transition adjustment related to the adoption of updates to Consolidation and Transfers and Servicing accounting guidance resulting in the consolidation of a mortgage loan securitization trust.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We conduct a review of fair value hierarchy classifications on a quarterly basis. Changes in the availability of observable inputs may result in the reclassification, or transfer, of certain assets or liabilities.  Such reclassifications are reported as Transfers into our out of Level Three as of the beginning of the quarter that the change occurs. Transfers into Level three generally represent mortgage loans held for sale with performance issues, origination flaws or other characteristics that impact their salability in active secondary market transactions.  Transfers out of Level three generally represent mortgage loans held for sale with corrected performance issues or origination flaws or loans that were foreclosed upon.  Mortgage loans in foreclosure are measured at fair value on a non-recurring basis, as discussed in further detail below.

As discussed under Mortgage loans held for sale above, for the three and nine months ended September 30, 2011, Transfers out of level three also represent the transfer of transfer of certain mortgage loans between Level Three to Level Two of the valuation hierarchy based on an increase in the availability of market bids and increased trading activity.

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Gain on mortgage loans, net:
Mortgage loans held for sale	$(2)	$(10)	$(18)	$(20)
Interest rate lock commitments	509	508	942	1,089

Change in fair value of mortgage servicing rights:
Mortgage servicing rights	(410)	(254)	(601)	(626)

Mortgage interest income:
Mortgage loans held for sale	1	2	7	7
Securitized mortgage loans	2	2	4	5

Mortgage interest expense:
Mortgage securitization debt certificates	(1)	(2)	(4)	(5)

Other income:
Securitized mortgage loans	(1)	1	(4)	2
Mortgage securitization debt certificates	1	1	1	—

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Gain on mortgage loans, net	$174	$405	$173	$406
Change in fair value of mortgage servicing rights	(353)	(191)	(455)	(453)
Mortgage interest income	—	—	—	1
Other income	(1)	1	(4)	2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-Recurring Fair Value Measurements

Other assets.  The allowance for probable losses associated with mortgage loans in foreclosure and the adjustment to record real estate owned at estimated net realizable value were based upon fair value measurements from Level Two of the valuation hierarchy.  During the three and nine months ended September 30, 2011 total foreclosure-related charges of $20 million and $59 million, respectively, were recorded in Other operating expenses, which include changes in the estimate of losses related to off-balance sheet exposure to loan repurchases and indemnifications in addition to the provision for valuation adjustments for mortgage loans in foreclosure and real estate owned. During the three and nine months ended September 30, 2010, total foreclosure-related charges of $8 million and $51 million, respectively, were recorded in Other operating expenses.

See Note 9, “Credit Risk” for further discussion regarding the balances of mortgage loans in foreclosure, real estate owned, and the off-balance sheet exposure to loan repurchases and indemnifications.

13.  Variable Interest Entities

Significant variable interest entities included in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2011
		Chesapeake	FLRT and	Mortgage
	PHH Home	and D.L.	PHH Lease	Securitization
	Loans	Peterson Trust	Receivables LP	Trust
	(In millions)
ASSETS
Cash	$17	$2	$—	$—
Restricted cash(1)	2	215	42	—
Mortgage loans held for sale	512	—	—	—
Accounts receivable, net	17	64	—	—
Net investment in fleet leases	—	2,709	505	—
Property, plant and equipment, net	1	—	—	—
Other assets	19	9	2	32
Total assets	$568	$2,999	$549	$32
Assets held as collateral(2)	$447	$2,988	$517	$—
LIABILITIES
Accounts payable and accrued expenses	$18	$2	$2	$—
Debt	417	2,448	453	25
Other liabilities	10	—	—	—
Total liabilities(3)	$445	$2,450	$455	$25

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010
		Chesapeake	FLRT and	Mortgage
	PHH Home	and D.L.	PHH Lease	Securitization
	Loans	Peterson Trust	Receivables LP	Trust
	(In millions)
ASSETS
Cash	$40	$4	$—	$—
Restricted cash (1)	—	202	39	—
Mortgage loans held for sale	384	—	—	—
Accounts receivable, net	14	50	—	—
Net investment in fleet leases	—	2,854	502	—
Property, plant and equipment, net	1	—	—	—
Other assets	10	12	18	42
Total assets	$449	$3,122	$559	$42
Assets held as collateral (2)	$331	$3,106	$506	$—
LIABILITIES
Accounts payable and accrued expenses	$20	$3	$16	$—
Debt	304	2,577	450	30
Other liabilities	5	—	—	—
Total liabilities (3)	$329	$2,580	$466	$30

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

(3)             Excludes intercompany payables.

PHH Home Loans

For the nine months ended September 30, 2011, approximately 22% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 84% were originated by PHH Home Loans.

14.  Related Party Transactions

CERTAIN BUSINESS RELATIONSHIPS

Thomas P. (Todd) Gibbons, one of the Company’s Directors effective July 1, 2011, is Vice Chairman and Chief Financial Officer of the Bank of New York Mellon Corporation, the Bank of New York Mellon, and BNY Mellon, N.A. (collectively “BNY Mellon”).  The Company has certain relationships with BNY Mellon, including financial services, commercial banking and other transactions. BNY Mellon is a lender, along with various other lenders, in several of the Company’s credit facilities functions as the custodian for loan files, and functions as the indenture trustee on the Convertible notes due in 2012 and 2014, and the Senior notes due in 2016, as well as several of the Vehicle management asset-backed debt facilities.  The Company also executes forward loan sales agreements and interest rate contracts with BNY Mellon.  These transactions were entered into in the ordinary course of business upon terms, including interest rate and collateral, substantially the same as those prevailing at the time. The fees paid to BNY Mellon, including interest expense, during the three and nine months ended September 30, 2011 were not significant.

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

Segment results were as follows:

	Net Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Mortgage Production segment (1)	$264	$336	$647	$690
Mortgage Servicing segment	(312)	(160)	(313)	(362)
Fleet Management Services segment	432	397	1,233	1,194
Total reportable segments	384	573	1,567	1,522
Other	—	(1)	(2)	(2)
Total	$384	$572	$1,565	$1,520

	Segment Profit (Loss) (2)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Mortgage Production segment (1)	$95	$161	$172	$235
Mortgage Servicing segment	(368)	(195)	(467)	(492)
Fleet Management Services segment	21	17	56	38
Total reportable segments	(252)	(17)	(239)	(219)
Other	—	—	(1)	(1)
Total	$(252)	$(17)	$(240)	$(220)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Assets
	September 30,	December 31,
	2011	2010
	(In millions)
Mortgage Production segment	$3,073	$4,605
Mortgage Servicing segment	1,995	2,291
Fleet Management Services segment	4,207	4,216
Other	60	158
Total	$9,335	$11,270

(1)    For the nine months ended September 30, 2011, Net revenues and segment profit for the Mortgage Production segment includes a $68 million gain on the 50.1% sale of the equity interests in the Company’s appraisal services business.

(2)    The following is a reconciliation of Loss before income taxes to segment profit (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Loss before income taxes	$(242)	$(2)	$(223)	$(198)
Less: net income attributable to noncontrolling interest	10	15	17	22
Segment profit (loss)	$(252)	$(17)	$(240)	$(220)

16.  Subsequent Events

On October 13, 2011, the committed mortgage warehouse asset-backed debt facility with the Bank of America was amended to renew $400 million of committed borrowing capacity, pursuant to a master repurchase agreement and certain related agreements.  The facility was extended through October 11, 2012, with the option to renew the agreement for another year.

The Company’s gestation agreement with the Bank of America was allowed to expire. The prior facilities with Bank of America had consisted of a committed facility with $200 million borrowing capacity, and a $500 million off-balance sheet gestation facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements,”“Item 1A. Risk Factors” and our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Item 1. Business”, “Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in sections as follows:

•                  Overview

•                  Results of Operations

•                  Risk Management

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements and Guarantees

•                  Critical Accounting Policies and Estimates

•                  Recently Issued Accounting Pronouncements

OVERVIEW

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage. Our Mortgage Servicing segment services mortgage loans originated by PHH Mortgage, and also purchases mortgage servicing rights and acts as a subservicer for certain clients that own the underlying servicing rights. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States and Canada.

Although our Fleet Management Services segment has historically generated a larger portion of our Net revenues, our Mortgage Production and Mortgage Servicing segments have historically contributed a significantly larger portion of our Net income (loss).  Our Mortgage Production and Mortgage Servicing segments have experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to interest rates and the real estate markets, which impacts our loan origination volumes, valuation of our mortgage servicing rights and foreclosure-related charges.

Executive Summary

During the third quarter of 2011, we experienced a significant decline in mortgage interest rates that drove rates below the then-historical lows experienced during the third quarter of 2010.  The decline in interest rates generated an increase in mortgage refinance activity and greater total loan margins in our Mortgage Production segment compared to the first half of 2011.  The decline in interest rates during the third quarter of 2011 caused an unfavorable change in fair value of our Mortgage servicing rights resulting from the increase in projected prepayments, which contributed to the segment loss in our Mortgage Servicing segment.

In the second and third quarters of 2011, we signed agreements with five new private label services clients to provide mortgage process management services in our Mortgage Production segment.  We were unable to reach an agreement to renew our existing relationship with Charles Schwab Bank, which represented 9% and 11% of our mortgage loan originations for the nine months ended September 30, 2011 and year ended December 31, 2010, respectively, as well as approximately $9 billion of subserviced loans as of September 30, 2011.  We will continue to service the mortgage loans resulting from our relationship with Charles Schwab Bank in our owned servicing portfolio.  We expect the addition of these new private label clients to more than offset the estimated income, including subservicing income, which we would have expected to have earned in 2012 through our relationship with Charles Schwab Bank.

As discussed below under “—Industry Trends - Regulatory Trends”, the financial services industry, and the mortgage industry in particular, continues to be the subject of increased regulatory focus.  This has resulted, and could continue to result, in increased regulatory costs and may result in increased losses associated with regulatory actions and litigation.

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

Our Fleet Management Services segment continued the positive momentum from 2010 with strong earnings from fee-based services and reduced costs.  We continue to experience growth in our principal fee-based products as our average maintenance service cards grew 13% during the third quarter of 2011 compared to 2010.

The following table presents summarized results for PHH Corporation for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions, except per share data)
PHH Corporation Consolidated:
Net loss attributable to PHH Corporation	$(148)	$(8)	$(140)	$(133)
Basic and diluted loss per share attributable to PHH Corporation	(2.62)	(0.14)	(2.48)	(2.39)

Reportable Segments Profit (Loss):(1)
Mortgage Production segment	$95	$161	$172	$235
Mortgage Servicing segment	(368)	(195)	(467)	(492)
Fleet Management Services segment	21	17	56	38

(1)           Segment Profit (Loss) is described in Note 15, “Segment Information”, in the accompanying Notes to Condensed Consolidated Financial Statements.

The following summarizes the key highlights that drove our operating performance and segment profit (loss) for our reportable segments during the period indicated in 2011 in comparison to the same period in 2010:

Mortgage Production Segment

Quarterly Comparison:

•                  Segment profit was $66 million lower compared with 2010 primarily due to a 20% decline in the volume of interest rate lock commitments expected to close and lower gain on sale margins.

•                  Interest rate lock commitments expected to close declined to $11.4 billion in 2011 from $14.4 billion in 2010 due to lower refinance activity.  Total loan margins in 2011 declined from 2010, reflecting the significant increase in industry originations and the sustained refinance activity that we experienced during 2010.

•                  Total mortgage closing volumes for 2011 were $12.7 billion of which approximately 67% were retail and 33% were wholesale/correspondent.

Year-to-Date Comparison:

•                  Segment profit was $63 million lower compared with 2010 primarily due to an 18% decline in the volume of interest rate lock commitments expected to close and lower total loan margins, partially offset by a $68 million gain on the sale of 50.1% of the equity interests in STARS during the first quarter of 2011.

•                  Interest rate lock commitments expected to close declined to $24.0 billion in 2011 from $29.2 billion in 2010 primarily due to lower purchase applications in 2011 as compared to 2010.  Total loan margins declined from 2010, reflecting a reduction in the level of industry originations.

•                  Total mortgage closing volumes for 2011 were $36.3 billion of which approximately 70% were retail and 30% were wholesale/correspondent.

Mortgage Servicing Segment

Quarterly Comparison:

•                  Segment loss was unfavorably impacted in 2011 by a $361 million decrease in the market and credit-related fair value of our mortgage servicing rights driven primarily by lower long-term interest rates, as compared to a $197 million decrease during 2010.

•                  Loan servicing income increased by $7 million reflecting the continued growth in our loan servicing portfolio, partially offset by a $4 million increase in net reinsurance loss.  Our average total loan servicing portfolio increased by 12% from $157.5 billion in 2010 to $176.0 billion in 2011.

•                  Foreclosure-related charges remain elevated at $20 million during 2011, compared to $8 million in 2010, reflecting a continued higher level of repurchase requests and loss severities.

Year-to-Date Comparison:

•                  Segment loss was unfavorably impacted in 2011 from a $453 million decrease in the market and credit-related fair value of our mortgage servicing rights driven primarily by lower long-term interest rates, as compared to a $478 million decrease during 2010.

•                  Loan servicing income increased by $34 million reflecting the continued growth in our loan servicing portfolio and a lower net reinsurance loss.  Our average total loan servicing portfolio increased by 11% from $154.8 billion in 2010 to $172.3 billion in 2011.

•                  Foreclosure-related charges remain elevated at $59 million during 2011, compared to $51 million in 2010, reflecting a continued higher level of repurchase requests and loss severities.

Fleet Management Services Segment

Quarterly Comparison:

•                  Segment profit increased by $4 million to $21 million in 2011, driven by higher units and usage of fee-based management services, higher lease syndication volume and lower operating costs.

•                  Maintenance service, fuel, and accident management average units all increased in 2011 compared to 2010 despite a 6% decline in the number of leased vehicles.

Year-to-Date Comparison:

•                  Segment profit increased by $18 million to $56 million in 2011, driven by higher units and usage of fee-based and asset-based management services coupled with lower operating costs.

•                  Maintenance service, fuel, and accident management average units all increased in 2011 compared to 2010 despite a 6% decline in the number of leased vehicles.

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

As required by the Dodd-Frank Act, the proposal includes descriptions of loans that would not be subject to these requirements, including asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages” (or QRMs).  Proposed criteria to qualify for an exemption from the risk retention requirements include, but are not limited to: (i) maximum loan-to-value ratios for purchases and refinances of 80% and 75%, respectively; (ii) mortgage payment to gross income and debt payments to gross income ratios of 28% and 36%, respectively; (iii) borrower credit requirements including no current delinquencies, 60-day plus delinquencies in the past 2 years, or bankruptcies/ foreclosures in the past 3 years; and (iv) loan-type requirements including no interest only, negative amortization, balloon payments or prepayment penalties.

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

While we were not included in these reviews, we have received inquiries and requests for information from regulators and attorneys general of certain states as well as from the Committee on Oversight and Government Reform of the U.S. House of Representatives and the U.S. Senate Judiciary Committee, requesting information as to our foreclosure processes and procedures, among other things.  While we have not been assessed any material penalties resulting from our foreclosure practices to date, we expect the higher level of focus on foreclosure practices will result in higher legal and servicing related costs as well as potential regulatory fines and penalties.

Home Affordability Program

On October 24, 2011, the Federal Housing Finance Agency (“FHFA”) announced changes to the existing Home Affordability Refinance Program (“HARP”) for certain loans sold to Fannie Mae and Freddie Mac.  The changes to HARP are designed to allow more mortgage loans to be eligible for refinancing under the program.  Specifically, these changes eliminate the maximum loan-to-value ratio and appraisal requirements and reduce risk-based pricing and other fees to borrowers.  The FHFA further announced that it is waiving certain lender representations and warranties for loans refinanced under the program.  To be eligible for refinance under these changes to HARP, the loan must have been sold to Fannie Mae or Freddie Mac prior to May 31, 2009, and the loan must be current at the time of refinance with no late payments in the past six months.  In addition to these changes, the FHFA announced that HARP will continue through December 31, 2013.

The FHFA is expected to provide operational guidance to lenders in mid-November on the changes to HARP, and we expect to be able to begin accepting applications for loan refinances under the revised HARP beginning in 2011.  These changes to HARP could generate an increase in originations from related refinance activity, which could result in an increase in loan margins and potentially reduced origination capacity as more eligible borrowers enter the origination market.  Additionally, we may experience a reduction in the value of our Mortgage servicing rights as actual and projected prepayments increase.

Mortgage Production Trends

During the third quarter of 2011 mortgage interest rates dropped to historic lows, which generated a significant increase in refinance activity and higher loan margins.   Refinance originations are highly dependent on the level of relative interest rates as well as the borrower’s ability to qualify for the mortgage and could vary materially from these projections depending on interest rates and economic conditions.

As of October 2011, Fannie Mae’s Economics and Mortgage Market Analysis forecasted declines in industry loan originations to $351 billion during the fourth quarter of 2011 as compared to $544 billion during the fourth quarter of 2010.  The analysis is also forecasting a 26% decline for 2012 to $958 billion annual volume.  The forecasted declines are due to a decrease in projected refinance originations offset by a slight increase in projected purchase originations.

Total loan margins have declined from 2010 levels reflecting a more competitive environment given declining volumes.  Although total loan margins for 2011 have declined from the prior year, we did see improvement during the third quarter of 2011, compared to the first half of 2011, as mortgage rates declined and demand increased.  Gain on sale margins generally tighten in a rising interest rate environment and widen in a declining interest rate environment as loan originators manage capacity.

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

Despite some stabilization in the level of overall portfolio delinquencies, we have seen a significant increase in repurchase requests, primarily from the agencies, resulting in a corresponding increase in foreclosure-related costs especially related to loans originated during 2005 through 2008.  We believe repurchase requests will continue to be high for the remainder of 2011 and into 2012.

In addition to the increased focus on loan repurchases and indemnifications, we have experienced higher reinsurance losses as a result of the continued weakness in the housing market coupled with an elevated level of delinquency and foreclosure experience.  We paid $16 million and $49 million in reinsurance claims during the three and nine months ended September 30, 2011, respectively, and expect our paid claims for certain book years to remain high into 2012 as foreclosures are completed and insurance claims are processed and finalized. We hold cash and securities in trust related to our potential obligation to pay such claims, which were $237 million and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2011. We expect that the amount currently held in trust will be significantly higher than future claims for reinsurance losses.

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

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated results of operations for the third quarters and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Net fee income	$110	$113	$338	$309
Fleet lease income	370	342	1,050	1,030
Gain on mortgage loans, net	203	265	381	509
Mortgage net finance expense	(24)	(18)	(68)	(57)
Loan servicing income	112	105	337	303
Valuation adjustments related to mortgage servicing rights, net	(409)	(254)	(600)	(626)
Other income	22	19	127	52
Net revenues	384	572	1,565	1,520
Depreciation on operating leases	307	307	922	921
Fleet interest expense	19	24	60	72
Total other expenses	300	243	806	725
Total expenses	626	574	1,788	1,718
Loss before income taxes	(242)	(2)	(223)	(198)
Income tax benefit	(104)	(9)	(100)	(87)
Net (loss) income	(138)	7	(123)	(111)
Less: net income attributable to noncontrolling interest	10	15	17	22
Net loss attributable to PHH Corporation	$(148)	$(8)	$(140)	$(133)

See segment results below for a detailed discussion of the results for our reportable segments.

Income tax benefit

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

Quarterly Comparison:  During the third quarter of 2011, the Income tax benefit was $104 million and was impacted by a $15 million benefit from state and local income taxes due to the mix and amount of pre-tax income and loss from the operations by entity and state tax jurisdiction.

During the third quarter of 2010, the Income tax benefit was $9 million and was impacted by a $3 million net decrease in valuation allowances for deferred tax assets, primarily due to taxable income generated during the third quarter of 2010.

Year-to-Date Comparison:  During 2011, the Income tax benefit was $100 million and was primarily impacted by an $8 million decrease in the liabilities for income tax contingencies, primarily due to the resolution and settlement with various taxing authorities, including the conclusion of the IRS examination and review of our taxable years 2006 through 2009, and a $14 million benefit from state and local income taxes due to the mix and amount of pre-tax income and loss from the operations by entity and state tax jurisdiction, offset by a $6 million net increase in the valuation allowance for deferred tax assets primarily due to tax loss carryforwards generated during the period for which we believe it is more likely than not that the amounts will not be realized.

During 2010, the Income tax benefit was $87 million and was impacted by a $13 million benefit from state and local income taxes due to the mix and amount of pre-tax income and loss from the operations by entity and state tax jurisdiction, offset by a $2 million net increase in valuation allowances for deferred tax assets, primarily due to tax loss carryforwards generated during the period for which we believe it is more likely than not that the amounts will not be realized.

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

During the nine months ended September 30, 2011, a $68 million gain on the sale of the 50.1% equity interest was recorded within Other income, which consisted of the net present value of the purchase price from CoreLogic plus the $34 million from the initial valuation of our equity method investment in STARS.  For the three and nine months ended September 30, 2011, earnings from the equity method investment in STARS of $2 million and $3 million, respectively, are recorded as a component of Other income and represent 49.9% of the pre-tax income of the STARS joint venture over the period.

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

The following table presents the results of our Other segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Net revenues	$—	$(1)	$(2)	$(2)
Salaries and related expenses	16	4	52	15
Occupancy and other office expenses	2	—	4	—
Fleet interest expense	(1)	(1)	(3)	(2)
Other depreciation and amortization	1	1	3	1
Other operating expenses	17	1	37	6
Corporate overhead allocation	(35)	(6)	(94)	(21)
Total expenses	—	(1)	(1)	(1)
Segment loss	$—	$—	$(1)	$(1)

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

Certain costs previously reported by our Mortgage Production, Mortgage Servicing and Fleet Management Services segments as Salaries and related expenses during 2010 are now included in the corporate overhead allocation and reported as a component of Other operating expenses.  The table below provides a summary of our corporate overhead allocation by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Mortgage Production segment	$20	$4	$50	$11
Mortgage Servicing segment	4	—	11	2
Fleet Management Services segment	11	2	33	8
Other	(35)	(6)	(94)	(21)
Total	$—	$—	$—	$—

Other operating expenses for the third quarter of 2011 in our Mortgage Production, Mortgage Servicing and Fleet Management Services segments increased by $16 million, $4 million and $9 million, respectively, as compared to the same period of 2010 resulting from our internal reorganization and continued development of our corporate infrastructure.   Other operating expenses for the nine months ending September 30, 2011 in our Mortgage Production, Mortgage Servicing and Fleet Management Services segments increased by $39 million, $9 million and $25 million, respectively, as compared to the same period of 2010 resulting from our internal reorganization and continued development of our corporate infrastructure.  These increases were partially offset by corresponding decreases in Salaries and related expenses and Other operating expenses exclusive of corporate allocations.  See individual segment results discussions below for further detail.

Mortgage Production Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions, except average loan amount)
Loans closed to be sold	$9,552	$9,976	$26,082	$23,309
Fee-based closings	3,197	2,702	10,244	7,251
Total closings	$12,749	$12,678	$36,326	$30,560

Purchase closings	$6,211	$5,361	$16,078	$14,954
Refinance closings	6,538	7,317	20,248	15,606
Total closings	$12,749	$12,678	$36,326	$30,560

Fixed rate	$9,139	$10,134	$25,804	$24,016
Adjustable rate	3,610	2,544	10,522	6,544
Total closings	$12,749	$12,678	$36,326	$30,560

Retail closings	$8,597	$8,567	$25,373	$22,096
Wholesale/correspondent closings	4,152	4,111	10,953	8,464
Total closings	$12,749	$12,678	$36,326	$30,560

Average loan amount	$257,872	$239,585	$256,977	$236,026
Loans sold	$8,579	$9,293	$28,307	$21,952
Applications	$22,704	$27,166	$49,006	$55,323
IRLCs expected to close	$11,429	$14,361	$23,974	$29,160

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Mortgage fees	$68	$75	$210	$193
Gain on mortgage loans, net	203	265	381	509
Mortgage interest income	21	26	72	60
Mortgage interest expense	(29)	(30)	(90)	(73)
Mortgage net finance expense	(8)	(4)	(18)	(13)
Other income	1	—	74	1
Net revenues	264	336	647	690
Salaries and related expenses	84	95	251	256
Occupancy and other office expenses	7	9	22	25
Other depreciation and amortization	2	2	7	8
Other operating expenses	66	54	178	144
Total expenses	159	160	458	433
Income before income taxes	105	176	189	257
Less: net income attributable to noncontrolling interest	10	15	17	22
Segment profit	$95	$161	$172	$235

Mortgage Production Statistics

Mortgage loan originations are driven by the demand to fund home purchases and the demand to refinance existing loans.  Purchase closings are influenced by the number of home sales and the overall condition of the housing market whereas refinance closings are sensitive to interest rate changes relative to borrowers’ current interest rates.  Refinance closings typically increase when interest rates fall and decrease when interest rates rise. Although the level of interest rates is a key driver of refinancing activity, there are other factors which influence the level of refinance closings including home prices, underwriting standards and product characteristics.  The demand for wholesale/correspondent closings is influenced by a variety of factors, including overall industry capacity and represented 30% of our total closings during the nine months ended September 30, 2011.  Retail loans are generally more profitable than wholesale/correspondent and have higher loan margins and higher expenses.

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

As of October 2011, Fannie Mae’s Economics and Mortgage Market Analysis shows a decrease in mortgage industry volumes of approximately 23% and 17% during the third quarter and nine months ended September 30, 2011, respectively, as compared to 2010.  Although mortgage interest rates have remained at relatively low levels through 2011, many borrowers took advantage of the low interest rate environment in 2010 by refinancing after interest rates declined.  As a result, IRLCs expected to close declined by 20% during the third quarter of 2011 and 18% during the nine months ended September 30, 2011 compared to the respective periods in 2010, despite similar interest rate environments.

Quarterly Comparison:  Total closings increased $0.1 billion (1%) compared to 2010 primarily due to an increase in purchase closings driven by an improvement in home sales offset by a decline in refinancing closing volumes as many borrowers took advantage of the low interest rate environment in 2010 by refinancing after interest rates declined.

Year-to-Date Comparison:  Total closings increased $5.8 billion (19%) compared with 2010 primarily due to a $4.6 billion increase in refinance closings coupled with an increase in purchase closings driven by an improvement in home sales. The significant increase in refinance closings was a result of the decline in mortgage interest rates during the latter half of 2010 which resulted in an increase in refinance activity and IRLCs during that period, which ultimately closed in 2011.

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

Quarterly Comparison: Mortgage fees decreased by $7 million (9%) compared to 2010 primarily due to a decrease in the number of retail closings units partially offset by an increase in fee-based closings compared to 2010.

Year-to-Date Comparison:  Mortgage fees increased by $17 million (9%) compared to 2010 primarily due to an increase in the number of retail closings units coupled with an increase in fee-based closings compared to 2010.

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

The components of Gain on mortgage loans, net were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Gain on loans	$200	$259	$341	$493
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(3)	(2)	(3)	(6)
Economic hedge results	6	8	43	22
Total change in fair value of mortgage loans and related derivatives	3	6	40	16
Total	$203	$265	$381	$509

Gain on loans is primarily driven by the volume of IRLCs expected to close, total loan margins and the mix of wholesale/correspondent closing volume.  Margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity. For wholesale/correspondent closings and certain retail closings from our private label clients, the cost to acquire the loan reduces the gain from selling the loan into the secondary market.

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

Quarterly Comparison: Gain on loans decreased $59 million (23%) compared to 2010 primarily due to a 20% decrease in IRLCs expected to close and lower total margins.  The decrease in total margins was due to both lower initial loan pricing margins and the lower value of initial capitalized mortgage servicing rights.  Mortgage interest rates declined during the third quarter of 2011, which generated an increase in loan margins and related refinance activity during the quarter; however, margins were relatively higher during 2010 as mortgage interest rates declined earlier in the year and remained low throughout the quarter.

The $1 million unfavorable change in fair value of Scratch and Dent and certain non-conforming loans compared to 2010 was primarily attributable to additions to the population of Scratch and Dent loans resulting from repurchases and salability issues which was partially offset by an increase in estimated fair value related to a change in the composition of the Scratch and Dent loan population.

There was a $2 million decrease in economic hedge results compared to 2010.  Economic hedge results in both periods were negatively impacted by significant interest rate volatility.

Year-to-Date Comparison: Gain on loans decreased $152 million (31%) compared to 2010 primarily due to an 18% decrease in IRLCs expected to close, lower total margins and a higher mix of wholesale/correspondent closings which have lower gain on sale margins than retail closings.  The decrease in total margins was due to the lower value of initial capitalized mortgage servicing rights, which resulted from reductions in interest rates, coupled with a reduction in initial loan pricing margins reflecting a more competitive environment given declining industry volumes.

The $3 million favorable change in fair value of Scratch and Dent and certain non-conforming loans compared to 2010 was primarily due to the sale of Scratch and Dent loans at a gain during 2011 coupled with an increase in estimated fair value of the remaining population of Scratch and Dent loans.

The $21 million increase in economic hedge results compared to 2010 was primarily driven by lower volatility in mortgage interest rates partially offset by a lower impact from actual pullthrough of mortgage loans, as compared to assumptions. Mortgage interest rates declined significantly during 2010, which caused a reduction in the value of our mortgage loans that was not offset by related derivatives.

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

Quarterly Comparison: Mortgage net finance expense increased by $4 million compared to 2010 and was comprised of a $5 million decrease in Mortgage interest income offset by a $1 million decrease in Mortgage interest expense. The decrease in Mortgage interest income was attributable to a lower average note rate on loans held for sale resulting from lower mortgage interest rates for conforming first mortgage loans compared to 2010. The decrease in Mortgage interest expense was primarily due to lower average interest rates compared to 2010.

Year-to-Date Comparison: Mortgage net finance expense increased by $5 million compared to 2010 and was comprised of a $17 million increase in Mortgage interest expense offset by a $12 million increase in Mortgage interest income. The increase in Mortgage interest expense was primarily due to a higher average volume of loans held for sale that was partially offset by lower average interest rates compared to 2010.  The increase in mortgage interest income was primarily due to higher average loans held for sale that was partially offset by lower average note rates on loans resulting from lower mortgage interest rates for conforming first mortgage loans compared to 2010.

Other Income

Year-to-Date Comparison: Other income increased $73 million compared to 2010, which was primarily attributable to a $68 million gain on the 50.1% sale of the equity interests in our appraisal services business discussed above under “—Consolidated Results” and $3 million in earnings from our continued equity interest in STARs subsequent to the sale.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment consist of salaries, payroll taxes, benefits and incentives paid to employees in our mortgage production operations and commissions paid to employees involved in the loan origination process.

The components of Salaries and related expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Salaries, benefits and incentives	$49	$55	$158	$159
Commissions	27	30	69	76
Contract labor and overtime	8	10	24	21
Total	$84	$95	$251	$256

Salaries, benefits and incentives are primarily driven by the average number of permanent employees. In 2011, we combined general and administrative functions, as discussed under “—Segment Results” above, which favorably impacted salaries, benefits and incentives compared to 2010.  Commissions are primarily driven by the volume of retail closings.  Contract labor and overtime is primarily driven by origination volumes and consists of overtime paid to permanent employees and amounts paid to temporary and contract personnel.  We continue to evaluate our employee cost structure and balance the number of employees with anticipated loan origination volumes.

Quarterly Comparison:  Salaries, benefits and incentives decreased by $6 million compared to 2010 due to a $6 million decrease from the combination of general and administrative functions which is allocated to Other expenses in 2011. The $3 million decrease in commissions was primarily due to a decline in closings from our real estate channel, which have higher commission rates than private label closings.  Contract labor and overtime decreased by $2 million and was driven by lower application volumes related to lower overall industry volumes.

Year-to-Date Comparison:  Salaries, benefits and incentives decreased by $1 million compared to 2010 due to a $19 million decrease from the combination of general and administrative functions which is allocated to Other expenses in 2011 partially offset by an $18 million increase from an increase in the average number of permanent employees in the mortgage production operations. The $7 million decrease in commissions is primarily due to a decline in closings from our real estate channel, which have higher commission rates than private label closings, partially offset by an increase in closings in our private label services channel.  Contract labor and overtime increased by $3 million and was driven by higher overall closing volumes.

Other Operating Expenses

Other operating expenses allocable to the mortgage production segment consist of production-related direct expenses, allocations for corporate overhead and other production related expenses.  In 2011, certain additional general and administrative functions were combined as discussed under “—Segment Results” above.

The components of Other operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Production-related direct expenses	$30	$30	$73	$73
Corporate overhead allocation	20	4	50	11
Other expenses	16	20	55	60
Total	$66	$54	$178	$144

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

Quarterly Comparison: Production-related direct expenses remained constant as compared to 2010. Corporate overhead allocation was unfavorably impacted by $16 million from the combination of general and administrative functions coupled with further investments in our information technology platform and enterprise risk management process.  The $4 million decrease in other expenses primarily resulted from a decrease in outsourcing fees compared to 2010.

Year-to-Date Comparison: Production-related direct expenses remained constant as compared to 2010. Corporate overhead allocation was unfavorably impacted by $39 million from the combination of general and administrative functions coupled with investments in our information technology platform and enterprise risk management process.  The $5 million decrease in other expenses primarily resulted from expenses incurred during 2010 associated with executing our transformation plan partially offset by an increase in customer service expenses resulting from the high level of refinance activity and IRLCs during the latter half of 2010 which ultimately closed in 2011.

Mortgage Servicing Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	As of September 30,
	2011	2010
	($ In millions)
Ending total loan servicing portfolio	$178,129	$159,411
Number of loans serviced	1,048,291	980,717
Ending capitalized loan servicing portfolio	$144,275	$131,909
Capitalized servicing rate	0.83%	0.82%
Capitalized servicing multiple	2.8	2.7
Weighted-average servicing fee (in basis points)	30	30

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Average total loan servicing portfolio	$176,019	$157,479	$172,298	$154,762
Average capitalized loan servicing portfolio	143,396	130,937	140,909	129,480
Payoffs and principal curtailments of capitalized portfolio	6,014	7,053	16,980	17,037

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Mortgage interest income	$3	$3	$11	$10
Mortgage interest expense	(19)	(16)	(59)	(52)
Mortgage net finance expense	(16)	(13)	(48)	(42)
Loan servicing income	112	105	337	303
Change in fair value of mortgage servicing rights	(410)	(254)	(601)	(626)
Net derivative gain related to mortgage servicing rights	1	—	1	—
Valuation adjustments related to mortgage servicing rights, net	(409)	(254)	(600)	(626)
Net loan servicing loss	(297)	(149)	(263)	(323)
Other income (expense)	1	2	(2)	3
Net revenues	(312)	(160)	(313)	(362)
Salaries and related expenses	8	9	25	29
Occupancy and other office expenses	2	2	7	7
Other depreciation and amortization	1	—	1	—
Other operating expenses	45	24	121	94
Total expenses	56	35	154	130
Segment loss	$(368)	$(195)	$(467)	$(492)

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

Quarterly Comparison:  Mortgage net finance expense increased by $3 million (23%) compared to 2010 primarily due to an increase in the interest expense allocated to fund our Mortgage servicing rights (“MSRs”) resulting from a higher average MSR balance.

Year-to-Date Comparison: Mortgage net finance expense increased by $6 million (14%) compared to 2010 due to a $7 million increase in Mortgage interest expense that was partially offset by a $1 million increase in Mortgage interest income. The increase in Mortgage interest expense was primarily due to an increase in the interest expense allocated to fund our MSRs resulting from a higher average MSR balance. The increase in Mortgage interest income was due to an increase in income earned on customer escrow accounts resulting from higher average escrow balances related to an 11% increase in the average total loan servicing portfolio.

Loan Servicing Income

The components of Loan servicing income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Net service fee revenue	$111	$100	$327	$296
Late fees and other ancillary servicing revenue	16	17	45	45
Curtailment interest paid to investors	(7)	(8)	(20)	(21)
Net reinsurance loss	(8)	(4)	(15)	(17)
Total	$112	$105	$337	$303

The primary drivers for Loan servicing income are the average capitalized loan servicing portfolio and average servicing fee.  Net service fee revenue is driven by recurring servicing fees that are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees.  Net service fee revenue also includes subservicing fees where we receive a nominal stated amount per loan which is less than our average servicing fee related to the capitalized portfolio. Curtailment interest paid to investors represents uncollected interest from the borrower that is required to be passed onto investors and is primarily driven by the number of loan payoffs.

Net reinsurance loss represents premiums earned on reinsurance contracts, net of ceding commission and provisions for reinsurance reserves.

Quarterly Comparison:  The $11 million increase in net service fee revenue was primarily due to a 10% increase in the average capitalized loan servicing portfolio compared to 2010 partially offset by an increase in guarantee fees as a result of a greater composition GSE loans included in our capitalized servicing portfolio. The $4 million increase in net reinsurance loss was primarily attributable to a $3 million increase in the provision for reinsurance reserves due to higher incurred losses and a $1 million decrease in premiums earned related to outstanding reinsurance agreements which have continued in runoff status.

Year-to-Date Comparison: The $31 million increase in net service fee revenue was primarily due to a 9% increase in the average capitalized loan servicing portfolio compared to 2010 partially offset by an increase in guarantee fees as a result of a greater composition of GSE loans included in our capitalized servicing portfolio. The $2 million decrease in net reinsurance loss was primarily attributable to a $6 million decrease in the provision for reinsurance reserves resulting from lower delinquencies associated with reinsured loans which was partially offset by a $4 million decrease in premiums earned related to outstanding reinsurance agreements which have continued in runoff status.

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

Refer to “—Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs as of September 30, 2011.

The components of Changes in fair value of mortgage servicing rights were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Actual prepayments of the underlying mortgage loans	$(38)	$(48)	$(111)	$(117)
Actual receipts of recurring cash flows	(11)	(9)	(37)	(31)
Credit-related fair value adjustments	(8)	(6)	2	(25)
Market-related fair value adjustments	(353)	(191)	(455)	(453)
Total	$(410)	$(254)	$(601)	$(626)

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

Quarterly Comparison:  The $10 million decrease in actual prepayments of the underlying mortgage loans during the third quarter compared to 2010 was primarily due to a 20% decrease in loan payoffs.

Credit-related fair value adjustments decreased the value of our MSRs by $8 million during the third quarter of 2011 compared to $6 million during 2010 primarily due to an increase in projected delinquencies and foreclosures in the capitalized portfolio.

Market-related fair value adjustments decreased the value of our MSRs by $353 million during the third quarter of 2011 compared to $191 million during 2010. The $353 million decrease during 2011 was primarily attributable to a decrease in mortgage interest rates, which declined to historically low levels during the quarter, coupled with a flattening of the yield curve. During the third quarter of 2011, the primary mortgage rate used to value our MSR declined by 52 bps, which resulted in an increase in expected prepayments from increased refinance activity. The $191 million decrease during 2010 was primarily due to a decrease in mortgage interest rates which led to higher expected prepayments.  During the third quarter of 2010, the primary mortgage rate used to value our MSR declined by 32 bps.

Year-to-Date Comparison:  The $6 million decrease in actual prepayments of the underlying mortgage loans compared to 2010 was primarily due to a 5% decrease in loan payoffs.

Credit-related fair value adjustments increased the value of our MSRs by $2 million compared to reducing the value by $25 million during 2010. The favorable credit-related fair value adjustments were primarily due to an improvement in total delinquencies, foreclosures and real estate owned coupled with a decrease in projected delinquencies and foreclosures. The $25 million unfavorable credit-related adjustment during 2010 was primarily due to an increase in projected delinquencies and foreclosures in the capitalized portfolio.

Market-related fair value adjustments decreased the value of our MSRs by $455 million compared to $453 million during 2010 and the decrease in value for both periods was primarily due to a decrease in mortgage interest rates which led to higher expected prepayments.  During the nine months ended September 30, 2011 and 2010, the primary mortgage rate used to value our MSR declined by 76 bps and 86 bps, respectively.

Net Derivative Gain Related to Mortgage Servicing Rights

From time-to-time, we may use a combination of derivative instruments to protect against potential adverse changes in the fair value of our MSRs resulting from a decline in interest rates. The change in fair value of derivatives is intended to react in the opposite direction of the market-related change in the fair value of MSRs, and generally increase in value as interest rates decline and decrease in value as interest rates rise.  The amount and composition of derivatives used depends on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the increased earnings generated by origination of new loans resulting from the decline in interest rates.  During the third quarter of 2011, we made the decision to hedge a small portion of our risk related to MSRs.

For both the third quarter and nine months ended September 30, 2011, the value of derivatives related to our MSRs increased by $1 million.  There were no open derivatives related to MSRs for the third quarter and nine months ended September 30, 2010.

Other Income (Expense)

Other income (expense) allocable to the Mortgage Servicing segment primarily consists of the change in the net fair value of a mortgage securitization trust where we hold a residual interest.

Year-to-Date Comparison:  The $5 million unfavorable change compared to 2010 was primarily due to an increase in projected credit losses of the underlying securitized mortgage loans.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Servicing segment consist of salaries, payroll taxes, benefits and incentives paid to employees in our servicing operations.  In 2011, we combined general administrative functions, as discussed under “—Segment Results” above, which favorably impacted Salaries and related expenses compared to 2010.

Year-to-Date Comparison:  The $4 million (14%) decrease in salaries and related expenses compared to 2010 was primarily attributable to the combination of general and administrative functions, which is allocated to Other operating expenses in 2011.

Other Operating Expenses

The components of Other operating expenses allocable to the Mortgage Servicing Segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Foreclosure-related charges	$20	$8	$59	$51
Corporate overhead allocation	4	—	11	2
Other expenses	21	16	51	41
Total	$45	$24	$121	$94

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

Quarterly Comparison:  The continuing high levels of repurchase requests, primarily from agency invested loan sales, and loss severities contributed to $20 million in foreclosure-related charges during 2011. The pipeline of unresolved repurchase requests was 54% larger as of September 30, 2011 compared to September 30, 2010.  The $8 million in foreclosure-related charges during 2010 was primarily due to the timing of repurchases, indemnifications and make-whole payments on defaulted loans. Corporate overhead allocation was unfavorably impacted by $4 million from the combination of general and administrative functions coupled with further investments in our information technology platform and enterprise risk management process.  The $5 million increase in other expenses was primarily attributable to costs associated with servicing delinquent and foreclosed loans and real estate owned.

Year-to-Date Comparison: The continuing high levels of repurchase requests, primarily from agency invested loan sales, and loss severities contributed to $59 million in foreclosure-related charges during 2011. The $51 million in foreclosure-related charges during 2010 was primarily due to timing of repurchases, indemnifications and make-whole payments on defaulted loans. Corporate overhead allocation was unfavorably impacted by $9 million from the combination of general and administrative functions coupled with further investments in our information technology platform and enterprise risk management process.  The $10 million increase in other expenses was primarily attributable to costs associated with servicing delinquent and foreclosed loans and real estate owned.

Fleet Management Services Segment

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the		Average for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands of units)
Leased vehicles	272	289	275	292
Maintenance service cards	324	286	320	278
Fuel cards	296	276	293	274
Accident management vehicles	297	290	295	289

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Fleet management fees	$42	$38	$128	$116
Fleet lease income	370	342	1,050	1,030
Other income	20	17	55	48
Net revenues	432	397	1,233	1,194
Salaries and related expenses	16	19	47	60
Occupancy and other office expenses	3	5	11	13
Depreciation on operating leases	307	307	922	921
Fleet interest expense	20	25	63	74
Other depreciation and amortization	3	3	8	8
Other operating expenses	62	21	126	80
Total expenses	411	380	1,177	1,156
Segment profit	$21	$17	$56	$38

Fleet Management Fees

The drivers of Fleet management fees are leased vehicles and service unit counts as well as the usage of fee-based services. Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. During the second half of 2010, we added transportation safety training services through the acquisition of the assets of a former supplier.  This acquisition has positively impacted Fleet management fees during the third quarter and nine months ended September 30, 2011.

Quarterly Comparison: Fleet management fees increased by $4 million (11%) compared to 2010 primarily due to additional driver safety training service fees coupled with higher usage of fee-based fleet management services and an increase in service unit volume.

Year-to-Date Comparison:  Fleet management fees increased by $12 million (10%) compared to 2010 primarily due to additional driver safety training service fees coupled with higher usage of fee-based and asset-based fleet management services and an increase in service unit volume.

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

Quarterly Comparison: Fleet lease income increased by $28 million (8%) compared to 2010 primarily due to a $31 million increase in lease syndication revenue related to the amount of lease syndications coupled with an increase in leasing revenues attributable to a change in the mix of our net investment in leases to a greater amount of vehicles under operating leases from direct financing leases that was partially offset by lower leasing revenue from a decrease in the average number of leased vehicles.

Year-to-Date Comparison:  Fleet lease income increased by $20 million (2%) compared to 2010 primarily due to a $21 million increase in lease syndication revenue related to the amount of lease syndications coupled with an increase in leasing revenues attributable to a change in the mix of our net investment in leases to a greater amount of vehicles under operating leases from direct financing leases that was partially offset by a decrease in the average number of leased vehicles.

Other Income

Other income primarily consists of gross sales proceeds from our owned vehicle dealerships and the gain or loss from the sale of used vehicles.  The cost of vehicles sold from our owned dealerships is included in cost of goods sold within Other operating expenses.

Quarterly Comparison:  Other income increased by $3 million (18%) compared to 2010 primarily due to gains on the sale of used vehicles.

Year-to-Date Comparison:  Other income increased by $7 million (15%) compared to 2010 primarily due to gains on the sale of used vehicles and vehicle sales to retail customers at our dealerships.

Salaries and Related Expenses

Salaries and related expenses allocable to the Fleet Management Services segment consist of salaries, payroll taxes, benefits and incentives paid to employees in our fleet services operations. In 2011, we combined general administrative functions, as discussed under “—Segment Results” above, which favorably impacted Salaries and related expenses compared to 2010.

Quarterly Comparison: Salaries and related expenses decreased by $3 million (16%) compared to 2010 primarily from the combination of general and administrative functions which is allocated to Other operating expenses in 2011.

Year-to-Date Comparison: Salaries and related expenses decreased by $13 million (22%) compared to 2010 primarily from the combination of general and administrative functions which is allocated to Other operating expenses in 2011.

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

Quarterly Comparison: Fleet interest expense decreased by $5 million (20%) compared to 2010 primarily due to a favorable change in the cost of funds rates resulting from debt renewals and a decrease in the amortization of deferred financing fees.

Year-to-Date Comparison:  Fleet interest expense decreased by $11 million (15%) compared to 2010 primarily due to a favorable change in the cost of funds rates resulting from debt renewals and a decrease in the amortization of deferred financing fees. Fleet interest expense was also positively impacted by $5 million compared to 2010 related to changes in fair value of interest rate cap agreements associated with vehicle management asset-backed debt.

Other Operating Expenses

The following table presents a summary of the components of Other operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Cost of goods sold	$44	$14	$71	$49
Corporate overhead allocation	11	2	33	8
Other expenses	7	5	22	23
Total	$62	$21	$126	$80

Cost of goods sold is driven by vehicle sales at our owned dealerships and the syndication of certain leases to banks and other financial institutions.  The gross sales proceeds from our owned dealerships are included in Other income and the proceeds from syndications are recorded within Fleet lease income.

Corporate overhead allocation relates to segment allocations of general and administrative costs.  In 2011, certain additional general and administrative functions were combined as discussed under “—Segment Results” above.

Quarterly Comparison: The $30 million increase in cost of goods sold was primarily attributable to the increase in the amount of lease syndication volume compared to 2010. Corporate overhead allocation was unfavorably impacted by $9 million from the combination of general and administrative functions coupled with further investments in our information technology platform and enterprise risk management process. Other expenses increased by $2 million compared to 2010 primarily due to expenses resulting from the addition of driver safety training services.

Year-to-Date Comparison: The $22 million increase in cost of goods sold was primarily attributable to the increase in the amount of lease syndication volume compared to 2010. Corporate overhead allocation was unfavorably impacted by $25 million from the combination of general and administrative functions coupled with further investments in our information technology platform and enterprise risk management process.  Other expenses decreased by $1 million compared to 2010 primarily due to expenses incurred during 2010 associated with executing our transformation plan partially offset an increase in expenses resulting from the addition of driver safety training services.

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

Interest Rate Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments.  Additionally, our escrow earnings on our mortgage servicing rights and our net investment in variable-rate lease assets are sensitive to changes in short-term interest rates such as LIBOR. We also are exposed to changes in short-term interest rates on certain variable rate borrowings including our mortgage warehouse asset-backed debt, vehicle management asset-backed debt and our unsecured revolving credit facility. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

During the three months ended September 30, 2011, we entered into certain derivative contracts to hedge a portion of the interest rate associated with its Mortgage servicing rights (“MSRs”).  Although the notional amount of these derivatives was less than 1% of unpaid principal balance of the MSRs, we entered into these derivative contracts to ensure there would be an adequate cushion above the leverage and net worth covenants of our debt facilities to fund the increase in origination volume if rates moved down further, given the leverage covenant of debt-to-tangible net worth of 6.5 to 1.  As rates decline, the increase in mortgage asset-backed debt, coupled with the decline in value of MSRs resulting from lower mortgage rates, could have the effect of increasing indebtedness to tangible net worth ratio in the short term.

Refer to “—Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of assets and liabilities sensitive to interest rates.

Consumer Credit Risk

Our exposures to consumer credit risk include:

•                  Loan repurchase and indemnification obligations from breaches of representation and warranty provisions of our loan sales or servicing agreements, which result in indemnification payments or exposure to loan defaults and foreclosures;

•                  Mortgage reinsurance losses; and

•                  A decline in the fair value of mortgage servicing rights as a result of increases in involuntary prepayments from increasing portfolio delinquencies.

Loan Repurchases and Indemnifications

Foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and related to on-balance sheet loans in foreclosure and real estate owned.

Foreclosure-related reserves consist of the following:

	September 30,	December 31,
	2011	2010
	(In millions)
Loan repurchase and indemnification liability	$87	$74
Allowance for probable foreclosure losses	20	22
Adjustment to value for real estate owned	13	15
Total	$120	$111

A summary of the activity in foreclosure-related reserves is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Balance, beginning of period	$122	$104	$111	$86
Realized foreclosure losses	(27)	(15)	(62)	(47)
Increase in reserves due to:
Changes in assumptions	20	9	59	54
New loan sales	5	3	12	8
Balance, end of period	$120	$101	$120	$101

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	As of September 30, 2011			As of December 31, 2010
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total	Requests	Requests	Total
	(In millions)
Agency Invested:
Claim pending (1)	$33	$1	$34	$9	$1	$10
Appealed (2)	30	2	32	34	22	56
Open to review (3)	93	27	120	50	9	59
Agency requests	156	30	186	93	32	125

Private Invested:
Claim pending (1)	4	—	4	1	2	3
Appealed (2)	17	2	19	15	7	22
Open to review (3)	10	7	17	13	2	15
Private requests	31	9	40	29	11	40
Total	$187	$39	$226	$122	$43	$165

(1)    Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)    Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant. Based on claims received and appealed during the last twelve month period ending September 30, 2011 that have been resolved, we were successful in refuting over 90% of claims appealed.

(3)    Open to review status represents loans where we have not completed our review process. We appealed approximately 75% of claims received and reviewed during the last twelve month period ending September 30, 2011.

See Note 9, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our foreclosure-related reserves.

Mortgage Reinsurance

We have exposure to consumer credit risk through losses from two contracts with primary mortgage insurance companies, that are inactive and in runoff.  We are required to hold securities in trust related to this potential obligation, which were $237 million as of September 30, 2011 and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheets.

The reserve for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, is determined on an undiscounted basis, and is included in Other liabilities in the accompanying Condensed Consolidated Balance Sheets.

A summary of the activity in reinsurance-related reserves is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Balance, beginning of period	$97	$128	$113	$108
Realized losses	(16)	(7)	(49)	(13)
Increase in reserves(1)	13	10	30	36
Balance, end of period	$94	$131	$94	$131

(1)    The increase in reinsurance reserves is recorded as an expense within Loan servicing income in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of September 30, 2011:

		Maximum			Foreclosures/
	Unpaid	Potential	Average		Real estate
	Principal	Exposure to	Credit		owned/
	Balance (UPB)	Reinsurance Loss	Score(3)	Delinquencies(1)(3)	Bankruptcies(2)(3)
	($ In millions)
Year of Origination:
2003 and prior	$1,162	$226	693	5.65%	6.64%
2004	826	97	691	5.03%	8.55%
2005	808	32	694	5.49%	11.19%
2006	538	8	692	5.61%	16.69%
2007	1,110	23	700	5.52%	13.57%
2008	1,888	61	725	3.73%	5.24%
2009	406	7	758	0.26%	0.08%
Total	$6,738	$454	707	4.75%	8.69%

(1)    Represents delinquent mortgage loans for which payments are 60 days or more outstanding as a percentage of the total principal balance.

(2)    Calculated as a percentage of the total unpaid principal balance.

(3)    Based on June 30, 2011 data.

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

As of September 30, 2011, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

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

Commitments under our $525 million Amended Credit facility are scheduled to terminate on February 29, 2012.  We may extend the commitments of the facility for an additional year, provided certain conditions are met, including the payment of extension fees and meeting a minimum liquidity requirement of at least $250 million as of February 29, 2012, among other provisions.  Minimum liquidity, as defined under the agreement, is the sum of unrestricted cash and cash equivalents plus available capacity under the facility less the unpaid balance of the 2012 Convertible notes.  Based on our current forecasted cash flows, we expect to meet the terms of the extension option for the facility.

We have $250 million of Convertible notes that mature on April 15, 2012.  We continue to evaluate the available alternatives to fund the maturity of the notes, which include, among other options, utilizing available capacity of the Amended Credit facility (subject to compliance with terms and extension of the agreement) or seeking refinancing through alternative sources available in the credit markets.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months and to repay our upcoming maturities.

Cash Flows

At September 30, 2011, we had $84 million of Cash and cash equivalents, a decrease of $111 million from $195 million at December 31, 2010. The following table summarizes the changes in Cash and cash equivalents during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,
	2011	2010	Change
	(In millions)
Cash provided by (used in):
Operating activities	$2,339	$(449)	$2,788
Investing activities	(899)	(748)	(151)
Financing activities	(1,550)	1,308	(2,858)
Effect of changes in exchange rates on Cash and cash equivalents	(1)	(2)	1
Net (decrease) increase in Cash and cash equivalents	$(111)	$109	$(220)

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  In addition to depreciation and amortization, the operating results of our reportable segments are impacted by the following significant non-cash activities:

•      Mortgage Production —Capitalization of mortgage servicing rights

•      Mortgage Servicing —Change in fair value of mortgage servicing rights

•      Fleet Management Services —Depreciation on operating leases

During the nine months ended September 30, 2011, cash provided by operating activities was $2.3 billion.  This is primarily reflective of $2.1 billion of net cash provided by the significant increase in mortgage loan sales in our Mortgage Production segment. Other adjustments and changes in other assets and liabilities, net primarily includes the $68 million gain on the sale of equity interests in our appraisal services business and a $290 million net change in cash collateral posted on derivative agreements.

The net cash provided from the operating activities of our Mortgage production segment resulted from a $1.6 billion decrease in the Mortgage loans held for sale balance in our Condensed Consolidated Balance Sheets between September 30, 2011 and December 31, 2010, which is the result of timing differences between origination and sale as of the end of each period.  The decrease in Mortgage loans held for sale also resulted in a decrease in Mortgage Asset-Backed Debt as further described in Financing Activities below.

During the nine months ended September 30, 2010, cash used in our operating activities was $ (449) million.  This was reflective of $1.1 billion of net cash used to fund the significant increase in mortgage loan originations and in the operating activities of our Mortgage Production segment that was partially offset by cash provided by the operating activities of our Fleet Management Services and Mortgage Servicing segments.

Investing Activities

Our cash flows from investing activities include cash outflows for purchases of vehicle inventory, net of cash inflows for sales of vehicles within the Fleet Management Services segment as well as changes in the funding requirements of Restricted cash, cash equivalents and investments for all of our business segments.  Cash flows related to the acquisition and sale of vehicles fluctuate significantly from period to period due to the timing of the underlying transactions.

During the nine months ended September 30, 2011, cash used in our investing activities was $ (899) million, which primarily consisted of $910 million in net cash outflows from the purchase and sale of vehicles, partially offset by $20 million in net cash inflows from the sale of an interest in our appraisal services business.

During the nine months ended September 30, 2010, cash used in our investing activities was $ (748) million, which primarily consisted of $844 million in net cash outflows from the purchase and sale of vehicles, which was reflective of the increased demand for vehicle leases during that time, that was partially offset by a $90 million increase in Restricted cash and cash equivalents.

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

During the nine months ended September 30, 2011, cash used in our financing activities was $(1.6) billion and related to net payments on borrowings resulting from the decreased funding requirements for Mortgage loans held for sale described in the Operating Activities section above.

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

Debt

We utilize both secured and unsecured debt as key components of our financing strategy.  Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	September 30,	December 31,
	2011	2010
	(In millions)
Restricted cash, cash equivalents and investments	$528	$531
Mortgage loans held for sale	2,699	4,329
Net investment in fleet leases	3,414	3,492
Mortgage servicing rights	1,198	1,442
Total	$7,839	$9,794

Asset-backed debt is used primarily to support our investments in vehicle management and mortgage assets, and is secured by collateral which include certain Mortgage loans held for sale and Net investment in fleet leases, among other assets.  The outstanding balance under the Asset-backed debt facilities varies daily based on our current funding needs for eligible collateral.  In addition, amounts undrawn and available under our revolving credit facility can also be utilized to supplement asset-backed facilities and provide for the funding of vehicles in U.S. and Canada as well as the funding of mortgage originations.

The following table summarizes our debt as of September 30, 2011:

		Total Assets
		Held as
	Balance	Collateral(1)
	(In millions)
Vehicle Management Asset-Backed Debt	$2,933	$3,533
Mortgage Asset-Backed Debt	2,287	2,357
Unsecured Debt	1,316	—
Mortgage Loan Securitization Debt Certificates, at fair value(2)	25	—
Total	$6,561	$5,890

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

Vehicle management asset-backed funding arrangements consist of the following facilities as of September 30, 2011:

				End of	Estimated
		Total	Available	Revolving	Maturity
	Balance	Capacity	Capacity(1)	Period(2)	Date(3)
		(In millions)
Chesapeake 2009-2	$721	n/a	n/a	n/a	03/15/14
Chesapeake 2009-1	411	n/a	n/a	n/a	01/15/13
FLRT 2010-1	136	n/a	n/a	n/a	04/15/13
Chesapeake 2009-4	95	n/a	n/a	n/a	12/07/12
Term notes, in amortization	1,363

Chesapeake 2011-2	335	$335	$—	09/19/13	02/07/16
Chesapeake 2009-3	52	52	—	10/20/11	09/07/14
Chesapeake 2010-1- Class B Note	23	23	—	06/27/12	03/07/15
Chesapeake 2011-1 - Class B Note	16	16	—	06/27/13	12/07/15
Term notes, in revolving period	426	426	—

Chesapeake 2010-1	463	700	237	06/27/12	01/07/15
Chesapeake 2011-1	331	500	169	06/27/13	10/07/15
FLRT 2010-2(4)	317	343	26	08/30/12	12/15/14
Variable funding-notes	1,111	1,543	432

Other	33	33	—

Total	$2,933

(1)    Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)    During the revolving period, the monthly collection of lease payments allocable to each outstanding series creates availability to fund the acquisition of vehicles and/or equipment to be leased to customers. Upon expiration, the revolving period of the related series of notes ends and the repayment of principal commences, amortizing monthly with the allocation of lease payments until the notes are paid in full.

(3)    Represents the estimated final repayment date of the amortizing notes.

(4)    On November 1, 2011, the FLRT 2010-2 series was amended to increase capacity to $565 million.

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

Mortgage asset-backed funding arrangements consist of the following as of September 30, 2011:

		Total	Available	Maturity
	Balance	Capacity	Capacity(1)	Date
		(In millions)
Debt:
Facilities of PHH Mortgage:
Fannie Mae	$1,000	$1,000	$—	12/16/11
RBS	364	500	136	06/22/12
CSFB	160	350	190	05/23/12	(2)
Wells Fargo	44	300	256	08/10/12
Bank of America	93	210	117	10/13/11	(3)

Facilities of PHH Home Loans:
CSFB	256	325	69	05/23/12	(2)
Ally Bank	130	150	20	12/01/11
Wells Fargo	31	150	119	08/10/12
Committed repurchase facilities	2,078	2,985	907

Uncommitted facilities of PHH Mortgage:
Fannie Mae	135	2,030	1,895	n/a
RBS	—	200	200	06/22/12
Uncommitted repurchase facilities	135	2,230	2,095

Servicing advance facility	74	120	46	03/31/12

Total Debt	$2,287	$5,335	$3,048

Off-Balance Sheet Gestation Facilities:
Bank of America	$223	$500	$277	10/13/11	(3)
JP Morgan Chase	—	500	500	09/30/12
Total Off-Balance Sheet Gestation Facilities	$223	$1,000	$777

(1)    Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)    Provided certain conditions are met, the CSFB facilities may be renewed for an additional year at the Company’s request.

(3)    On October 13, 2011, the committed mortgage warehouse asset-backed debt facility with the Bank of America was amended to renew $400 million of committed borrowing capacity and the gestation agreement was not renewed, as discussed in the Note 16, “Subsequent Events”, in the accompanying Condensed Consolidated Financial Statements.

Unsecured Debt

Unsecured credit facilities are utilized to fund our short-term working capital needs, and are utilized to supplement asset-backed facilities and provide for a portion of the operating needs of our mortgage and fleet management businesses.   During the three and nine months ended September 30, 2011, the maximum daily balance of the Amended Credit Facility was $160 million, and the weighted-average daily balance was $23 million and $11 million, respectively.

Unsecured arrangements consist of the following as of September 30, 2011:

		Total	Available		Maturity
	Balance	Capacity	Capacity		Date
		(In millions)
4% notes due in 2012	$249	n/a	n/a		04/15/12
4% notes due in 2014	206	n/a	n/a		09/01/14
Convertible notes	455

7.125% notes due in 2013	423	n/a	n/a		03/01/13
9.25% notes due in 2016	350	n/a	n/a		03/01/16
Other	8	n/a	n/a		04/15/18
Term notes	781

Amended credit facility	80	$525	$429	(1)	02/29/12	(2)
Other	—	5	5		09/30/12
Credit Facilities	80	$530	$434

Total	$1,316

(1)             Utilized capacity reflects $16 million letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Condensed Consolidated Balance Sheet.

(2)             Provided certain conditions are met, the Amended credit facility may be renewed for an additional year at the Company’s request.  See further discussion under ““—Liquidity and Capital Resources” above.

As of October 21, 2011, our credit ratings, and ratings outlook on our senior unsecured debt were as follows:

Short-
	Senior	Term	Ratings
	Debt	Debt	Outlook
Moody’s Investors Service	Ba2	NP	Stable
Standard & Poors	BB+	B	Stable
Fitch	BB+	B	Stable

A security rating is not a recommendation to buy, sell or hold securities, may not reflect all of the risks associated with an investment in our debt securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

As a result of our senior unsecured long-term debt not being investment grade, our access to the public debt markets may be severely limited. We may be required to rely upon alternative sources of financing, such as bank lines and private debt placements and pledge otherwise unencumbered assets. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our availability of funding and cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in mortgage servicing rights and other retained interests.

See “Part I—Item 1A. Risk Factors—Risks Related to our Company—Our senior unsecured long-term debt ratings are below investment grade and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.” in our 2010 Form 10-K for more information.

Debt Covenants

Certain of our debt arrangements require the maintenance of certain financial ratios and contain affirmative and negative covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on our indebtedness and the indebtedness of our material subsidiaries, mergers, liens, liquidations, sale and leaseback transactions, and restrictions on certain types of payments, including dividends and stock repurchases.

During the nine months ended September 30, 2011, the covenants for the RBS repurchase facility and the CSFB Mortgage repurchase facility were amended to require us to maintain a minimum of $1.0 billion in committed mortgage repurchase or warehouse facilities, with no more than $500 million of gestation facilities included towards the minimum, excluding the uncommitted facilities provided by Fannie Mae.  At September 30, 2011, we were in compliance with all of our financial covenants related to our debt arrangements.

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

OFF-BALANCE SHEET ARRANGEMENTS AND GUARANTEES

We utilize committed mortgage gestation facilities as a component of our financing strategy.  Certain gestation agreements are accounted for as sale transactions and result in mortgage loans and related debt that are not included in our Condensed Consolidated Balance Sheets.  As of September 30, 2011, we have $1 billion of commitments under off-balance sheet gestation facilities and $223 million of these facilities were utilized.  As discussed in Note 16, “Subsequent Events”, in the accompanying Condensed Consolidated Financial Statements, $500 million of these commitments expired and were not renewed as of October 13, 2011.

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

We used September 30, 2011 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2011 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets:
Restricted investments	$3	$2	$1	$(1)	$(2)	$(5)
Mortgage loans held for sale	45	32	18	(22)	(47)	(102)
Interest rate lock commitments	82	62	37	(51)	(115)	(268)
Forward loan sale commitments	(143)	(102)	(57)	69	147	319
Option contracts	(3)	(3)	(2)	3	8	26
Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(19)	(11)	(4)	(1)	(7)	(25)
Mortgage servicing rights	(427)	(203)	(91)	93	191	385
Derivatives related to MSRs	50	18	8	(6)	(10)	(17)
Total Mortgage servicing rights and related derivatives	(377)	(185)	(83)	87	181	368
Other assets	—	—	—	(1)	(1)	(1)
Total mortgage assets	(393)	(194)	(86)	84	171	337
Total vehicle assets	7	3	1	(1)	(3)	(7)
Interest rate contracts	(1)	—	—	—	1	2
Total liabilities	(28)	(14)	(7)	7	13	27
Total, net	$(415)	$(205)	$(92)	$90	$182	$359

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding legal proceedings, see Note 10, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

This Item 1A should be read in conjunction with “Part I—Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2010.  Other than with respect to the risk factors discussed below, there have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” of our 2010 Form 10-K.

Risks Related to Our Company

A failure in or breach of our technology infrastructure or information protection programs, or those of our outsource providers, could result in the inadvertent disclosure of the confidential personal information of our customers, as well as the confidential personal information of the employees and customers of our clients.  Any such failure or breach could have a material and adverse effect on our business, reputation, results of operations, financial position or cash flows.

Our business model and our reputation as a service provider to our clients are dependent upon our ability to safeguard the confidential personal information of our customers, as well as the confidential personal information of the employees and customers of our clients.  Although we have put in place a comprehensive information security program that we monitor and update as needed, security breaches could occur through intentional or unintentional acts by individuals having authorized or unauthorized access to confidential information of our customers or the employees or customers of our clients which could potentially compromise confidential information processed and stored in or transmitted through our technology infrastructure.

A failure in or breach of the security of our information systems, or those of our outsource providers, could result in significant damage to our reputation or the reputation of our clients, could negatively impact our ability to attract or retain clients and could result in increased costs attributable to related litigation or regulatory actions, claims for indemnification, higher insurance premiums and remediation activities, the result of any of which could have a material and adverse effect on our business, reputation, results of operations, financial position, or cash flows.

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

Date: November 2, 2011

	By:	/s/ David Coles
David Coles
Interim Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 2, 2011

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2	Articles Supplementary.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.3	Articles of Amendment to the Charter of PHH Corporation effective as of June 12, 2009.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2009.

3.4	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 1, 2011.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4.2

See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Amended and Restated Articles of Incorporation, as amended, and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.

Incorporated by reference to Exhibit 3.1 to our Current Reports on Form 8-K filed on February 1, 2005, March 27, 2008, June 16, 2009 and November 1, 2011, respectively.

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

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 6, 2011.

4.4.16	Series 2011-2 Indenture Supplement dated as of September 28, 2011, between Chesapeake Funding, LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Filed herewith.

4.5	Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.

4.5.1	Form of Global Note 4.00% Convertible Senior Note Due 2012.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.

4.6	Indenture dated as of September 29, 2009, by and between PHH Corporation and The Bank of New York Mellon, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.6.1	Form of Global Note 4.00% Convertible Senior Note Due 2014.	Incorporated by reference to Exhibit A of Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.7	Trust Indenture dated as of November 16, 2009, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

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

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit No.	Description	Incorporation by Reference

10.5.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.5.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

10.5.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.

10.5.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.5.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.

Exhibit No.	Description	Incorporation by Reference

10.5.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

10.6†	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2010.

10.6.1†	PHH Corporation Unanimous Written Consent of the Board of Directors effective August 18, 2010.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2010.

10.6.2†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.6.3†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

10.6.4†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.6.5†	First Amendment to the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, effective August 18, 2010.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2010.

10.6.6†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.6.7†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.6.8†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.6.9†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.6.10†‡‡	Form of 2009 Performance Unit Award Notice and Agreement for Certain Executive Officers, as approved by the Compensation Committee on March 25, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2009.

10.6.11†	Separation Agreement between PHH Corporation and Mark R. Danahy dated as of August 4, 2010.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2010.

10.6.12†	Letter Agreement between PHH Corporation and Alvarez & Marsal North America, LLC dated March 1, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2011.

10.6.13†	Separation Agreement by and between Sandra Bell and PHH Corporation dated as of May 6, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2011.

Exhibit No.	Description	Incorporation by Reference

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

10.11.1

Amendment No. 1 to Mortgage Loan Participation Sale Agreement dated as of August 15, 2011, by and between PHH Mortgage Corporation, as seller, and JPMorgan Chase Bank, National Association, as purchaser.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2011.

10.11.2

Amendment No. 2 to Mortgage Loan Participation Sale Agreement dated as of September 27, 2011, by and between PHH Mortgage Corporation, as seller, and JPMorgan Chase Bank, National Association, as purchaser.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2011.

Exhibit No.	Description	Incorporation by Reference

10.12	Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated December 16, 2010.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 22, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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