Form 10-K
period 2011-12-31
PHH CORP
filed 2012-02-28
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File No. 1-7797

_________________________

PHH CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	52-0551284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3000 LEADENHALL ROAD	08054
MT. LAUREL, NEW JERSEY	(Zip Code)
(Address of principal executive offices)

856-917-1744

(Registrant’s telephone number, including area code)

_________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑   Accelerated filer ☐  Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

The aggregate market value of our Common stock held by non-affiliates of the registrant as of June 30, 2011 was $1.154 billion.

As of February 17, 2012, 56,474,468 shares of PHH Common stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2011 are incorporated by reference in Part III of this Report.

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

▪            our belief that sources of liquidity will be adequate to fund operations and repayment of upcoming debt maturities;

▪            our expectations regarding our ability to achieve our liquidity plans;

▪            our expectation of future income from new client signings;

▪            our expectation of reinsurance losses and associated reserves and actuarial estimates of total reinsurance losses and expected future reinsurance premiums; and

▪            mortgage repurchase and indemnification requests and associated reserves and provisions.

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

▪           the impact of the failure to maintain our credit ratings, including the impact on our cost of capital and ability to incur new indebtedness or refinance our existing indebtedness, as well as our current or potential customers’ assessment of our counterparty credit risk;

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

▪             the ability to obtain financing (including refinancing and extending existing indebtedness) on acceptable terms, if at all, to finance our operations or growth strategy, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness;

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

▪             the effects of the consolidation of financial institutions and the related impact on the availability of credit; and

▪             the impact of changes in the U.S. financial condition and fiscal and monetary policies, or any actions taken or to be taken by the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System on the credit markets and the U.S. economy.

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

OVERVIEW

We are a leading outsource provider of mortgage and fleet management services.  We provide mortgage banking services to a variety of clients, including financial institutions and real estate brokers, throughout the U.S.  Our mortgage banking activities include originating, purchasing, selling and servicing mortgage loans through our wholly owned subsidiary, PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”).  We provide commercial fleet management services to corporate clients and government agencies throughout the U.S. and Canada through our wholly owned subsidiary, PHH Vehicle Management Services Group LLC (“PHH VMS”). PHH VMS is a fully integrated provider of fleet management services with a broad range of product offerings, including managing and leasing vehicle fleets and providing other fee-based services for our clients’ vehicle fleets.

According to Inside Mortgage Finance, as of December 31, 2011, PHH Mortgage was the 4th largest retail mortgage loan originator in the U.S. with a 4.6% market share, the 6th largest overall mortgage loan originator with a 3.8% market share and the 7th largest mortgage loan servicer with a 1.8% market share.  According to the Automotive Fleet 2011 Fact Book, PHH VMS is the 3rd largest provider of outsourced commercial fleet management services in the U.S. and Canada combined and had over 500,000 in vehicle units under management as of December 31, 2011.

Our corporate website is www.phh.com, and our reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free on our website under the tabs “Investor Relations—SEC Reports” as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The SEC also maintains a website (www.sec.gov) where our filings can be accessed for free. Our Corporate Governance Guidelines, Code of Business Conduct for Employees, Code of Business Conduct and Ethics for Directors and the charters of the committees of our Board of Directors are also available on our corporate website and printed copies are available upon request. The information contained on our corporate website is not part of this Form 10-K.

OPERATING SEGMENTS

Our business activities are organized and presented in three operating segments: (i) Mortgage Production; (ii) Mortgage Servicing; and (iii) Fleet Management Services.  A description of each operating segment is presented below and the results of operations for each of our reportable segments is presented in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Mortgage Production Segment

Our Mortgage Production segment provides mortgage services, including private-label mortgage services, to financial institutions and real estate brokers through PHH Mortgage.  The Mortgage Production segment generates revenue through fee-based mortgage loan origination services and the origination and sale of mortgage loans into the secondary market.  PHH Mortgage generally sells all mortgage loans that it originates to secondary market investors, which include a variety of institutional investors, and typically retains the servicing rights on mortgage loans sold.  During 2011, 92% of our mortgage loans were sold to, or were sold pursuant to, programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae and the remaining 8% were sold to private investors.

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

The Mortgage Production segment also includes our interest in Speedy Title & Appraisal Review Services LLC (“STARS”), which provides appraisal services utilizing a network of professional licensed firms offering local coverage throughout the U.S. and also provides credit research, flood certification and tax services.  On March 31, 2011, we sold 50.1% of the equity interests in STARS to CoreLogic, Inc.  For additional information regarding the sale, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated Results” in this Form 10-K.

We source mortgage loans through our retail and wholesale/correspondent platforms.  Within our retail platform, we operate through two principal business channels: (i) private label services (outsourced mortgage services for financial institutions); and (ii) real estate (mortgage services for brokers associated with brokerages owned or franchised by Realogy and third-party brokers).

Retail Platform

Through our retail platform, we maintain direct contact with borrowers who are purchasing a home or refinancing a mortgage loan.  We operate either through our teleservices operation or our network of field sales professionals.  Within our teleservices operation, we provide centralized application and loan processing capabilities for our customers.  Our network of field sales professionals are generally located in real estate brokerage offices or are affiliated with financial institution clients around the U.S. and are equipped to provide product information and take mortgage applications.  We also maintain multiple internet sites that provide online mortgage application capabilities for our customers.

Our retail platform consists of our private label services and real estate channels:

▪             Private Label Services Channel:  We are a leading provider of private-label mortgage loan originations for financial institutions and other entities throughout the U.S.  In this channel, we offer a complete outsourcing solution, from processing applications through funding, for clients that wish to offer mortgage services to their customers but are not equipped to handle all aspects of the process cost-effectively.  We also purchase closed mortgage loans from financial institutions.  During 2011, we were unable to reach an agreement to renew our relationship with Charles Schwab Bank.  See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Executive Summary” for more information.

▪             Real Estate Channel:  We work with real estate brokers to provide their customers with mortgage loans.  Through our affiliations with real estate brokers, we have access to home buyers at the time of purchase.  We work with brokers associated with NRT Incorporated, Realogy’s owned real estate brokerage business, brokers associated with Realogy’s franchised brokerages (“Realogy Franchisees”) and third-party brokers that are not affiliated with Realogy.  NRT Incorporated is the largest owner and operator of residential real estate brokerages in the U.S. and Realogy is a franchisor of some of the most recognizable residential real estate brands.  During the year ended December 31, 2011, approximately 22% of our mortgage loan originations were derived from our relationship with Realogy and its affiliates.  In this channel, we also work with Cartus Corporation, Realogy’s relocation business, to provide mortgage loans to employees of Cartus’ clients.  Cartus is an industry leader of outsourced corporate relocation services in the U.S.

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

Realogy Franchisees and Third Party Brokers

Certain Realogy Franchisees have agreed to exclusively recommend PHH Mortgage as provider of mortgage loans to their respective independent sales associates. Additionally, for other Realogy Franchisees and third-party brokers, we endeavor to enter into separate marketing service agreements or other arrangements whereby we are the exclusive recommended provider of mortgage loans to each franchise or broker. We have entered into exclusive marketing service agreements with 5% of Realogy Franchisees as of December 31, 2011.

Substantially all of the originations through the real estate channel during the years ended December 31, 2011, 2010 and 2009, were originated from Realogy and Realogy Franchisees.  For the year ended December 31, 2011, we originated mortgage loans for approximately 17% of the transactions in which real estate brokerages owned by Realogy represented the home buyer and approximately 8% of the transactions in which real estate brokerages franchised by Realogy where we have exclusive marketing service agreements, represented the home buyer.

Wholesale/Correspondent Platform

Through our wholesale/correspondent platform, we purchase closed mortgage loans from community banks, credit unions, mortgage brokers and mortgage bankers.  We also acquire mortgage loans from mortgage brokers that receive applications from and qualify the borrowers.  Wholesale/correspondent originations are highly dependent upon pricing margins and overall industry capacity.

For 2012, we are taking certain actions to reposition our business, which may include reductions in our correspondent mortgage originations.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Executive Summary” for a further discussion.

The following table sets forth the composition of our mortgage loan originations by platform and channel:

Year Ended December 31,
	2011	2010	2009
Retail Platform:
Private label services	47%	41%	48%
Real estate	22%	27%	37%
Total retail	69%	68%	85%

Wholesale/Correspondent Platform:
Total wholesale/correspondent	31%	32%	15%

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

We provide mortgage reinsurance to certain third-party insurance companies that provide primary mortgage insurance on loans originated in our Mortgage Production segment.  While we do not underwrite primary mortgage insurance directly, we provide reinsurance that covers losses in excess of a specified percentage of the principal balance of a given pool of mortgage loans, subject to a contractual limit.  In exchange for assuming a portion of the risk of loss related to the reinsured loans, Atrium receives a portion of borrowers’ premiums from the third-party insurance companies.  Our two contracts with primary insurance companies are inactive and in runoff.  We did not provide reinsurance on loans originated after 2009.  While in runoff, Atrium will continue to collect premiums and have risk of loss on the remaining population of loans reinsured, but may not add to that population of loans.  For additional information regarding mortgage reinsurance, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in this Form 10-K.

See “—Operating Segments—Mortgage Production Segment” and “—Item 1A. Risk Factors—Risks Related to our Company—The industries in which we operate are highly competitive and, if we fail to meet the competitive challenges in our industries, it would have a material adverse effect on our business, financial position, results of operations or cash flows.  Many of our competitors have access to greater financial resources, lower funding costs and greater access to liquidity, which places us at a competitive disadvantage that we may not be able to overcome.” for more information.

Fleet Management Services Segment

We provide fleet management services to corporate clients and government agencies throughout the U.S. and Canada.  The following table sets forth the Net revenues attributable to our domestic and foreign operations:

	Year Ended December 31,
	2011	2010	2009
		(In millions)
Net revenues:
Domestic	$1,352	$1,378	$1,489
Foreign	294	215	160

We are a fully integrated provider of these services with a broad range of product offerings.  We primarily focus on clients with fleets of greater than 75 vehicles.  As of December 31, 2011, we had approximately 270,000 vehicles leased, primarily consisting of cars and light-duty trucks and, to a lesser extent, medium and heavy-duty trucks, trailers and equipment, and approximately 300,000 additional vehicles serviced under fuel cards, maintenance cards, accident management services arrangements and/or similar arrangements.  During the year ended December 31, 2011, we purchased approximately 61,000 vehicles.

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

We provide corporate clients and government agencies the following services and products:

▪          Fleet Leasing and Fleet Management Services.  These services include vehicle leasing, fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery and administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles.  We lease vehicles to our clients under both open-end and closed-end leases.

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

Closed-End Leases

Closed-end leases represent 3% of our lease portfolio, and are a form of lease in which we retain the residual risk of the value of the vehicle at the end of the lease term.  Closed-end leases may be classified as operating or direct financing based on the terms of the individual contracts.

▪             Maintenance Services. We offer clients vehicle maintenance service cards that are used to facilitate payment for repairs and maintenance. We maintain an extensive network of third-party service providers in the U.S. and Canada to ensure ease of use by the clients’ drivers.  The vehicle maintenance service cards provide clients with the following benefits: (i) negotiated discounts off of full retail prices through our convenient supplier network; (ii) access to our in-house team of certified maintenance experts that monitor transactions for policy compliance, reasonability and cost-effectiveness; and (iii) inclusion of vehicle maintenance transactions in a consolidated information and billing database, which assists clients with the evaluation of overall fleet performance and costs.  During the year ended December 31, 2011, we averaged  324,000 maintenance service cards outstanding in the U.S. and Canada.  We receive a fixed monthly fee for these services from our clients as well as additional fees from service providers in our third-party network for individual maintenance services.

▪             Accident Management Services.  We provide our clients with comprehensive accident management services such as immediate assistance upon receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance), an organized vehicle appraisal and repair process through a network of third-party preferred repair and body shops and coordination and negotiation of potential accident claims.  Our accident management services provide our clients with the following benefits: (i) convenient, coordinated 24-hour assistance from our call center; (ii) access to our relationships with the repair and body shops included in our preferred supplier network, which typically provide clients with favorable terms; and (iii) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient and in accordance with each client’s specific repair policy. During the year ended December 31, 2011, we averaged  298,000 vehicles that were participating in accident management programs with us in the U.S. and Canada.  We receive fees from our clients for these services as well as additional fees from service providers in our third-party network for individual incident services.

▪             Fuel Card Services.  We provide our clients with fuel card programs that facilitate the payment, monitoring and control of fuel purchases. Fuel is typically the single largest fleet-related operating expense.  Our fuel cards provide our clients with the following benefits: (i) access to more fuel brands and outlets than other private-label corporate fuel cards; (ii) point-of-sale processing technology for fuel card transactions that enhances clients’ ability to monitor purchases and consolidated billing; and (iii) access to other information on fuel card transactions, which assists clients with the evaluation of overall fleet performance and costs.  Our fuel cards are offered through relationships with third parties in the U.S. and a proprietary card in Canada, which offer expanded fuel management capabilities on one service card. During the year ended December 31, 2011, we averaged 295,000 fuel cards outstanding in the U.S. and Canada.  We receive both monthly fees from our fuel card clients and additional fees from fuel partners and providers.

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

The service mark “PHH” and related trademarks and logos are meaningful to our Fleet Management Services segment.  All of the material marks used by us in our Fleet Management Services segment are registered (or have applications pending for registration) with the U.S. Patent and Trademark Office. All of the material marks used by us in our Fleet Management Services segment are also registered in Canada and the “PHH” mark and logo are registered (or have applications pending) in those major countries where we have strategic partnerships with local providers of fleet management services.  Except for the “Arval” mark, which we license from a third party so that we can do business as PHH Arval in the U.S. and Canada, we own the material marks used by us in our Fleet Management Services segment.

Competition

The industries in which we operate are highly competitive.  The principal factors for competition in our business are service, quality, products and price.  We focus on customer service while working to enhance the efficiency of our operating platform. Excellent customer service is also a critical component of our competitive strategy to win new clients and maintain existing clients.  We, along with our clients, consistently track and monitor customer service levels and look for ways to improve customer service.  Some of our largest competitors in the mortgage business include Bank of America, Wells Fargo Home Mortgage, Chase Home Finance and CitiMortgage.  Our competitors in the fleet management business include GE Commercial Finance Fleet Services, Wheels, Inc., Automotive Resources International, Lease Plan International, and other local and regional competitors, including numerous competitors who focus on one or two products.

Competitive conditions in the mortgage business can be impacted by shifts in consumer preference between variable-rate and fixed-rate mortgage loans, depending on the interest rate environment.  Many smaller and mid-sized financial institutions may find it difficult to compete in the mortgage industry due to the consolidation in the industry and the need to invest in technology in order to reduce operating costs while maintaining compliance in an increasingly complex regulatory environment.  Additionally, more restrictive underwriting standards and the elimination of Alt-A and subprime products has resulted in a more homogenous product offering, which has increased competition for conforming mortgages across the industry.  Recently, many large mortgage lenders have slowed or shut down the purchase of loans from third-party correspondents.  While we believe this may result in better pricing margins in our wholesale/correspondent business, we cannot determine whether these margins will continue at higher levels in the future.  Furthermore, our level of correspondent originations may be impacted by the execution of our liquidity and capital plan as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Executive Summary.”

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

Seasonality

Our Mortgage Production segment is subject to seasonal trends that reflect the pattern in the national housing market.  Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. Seasonality has less of an effect on mortgage refinancing activity, which is primarily driven by prevailing mortgage rates relative to borrowers’ current interest rate, home prices and levels of home equity.

Our Mortgage Servicing and Fleet Management segments are generally not subject to seasonal trends.

Employees

As of December 31, 2011, we employed a total of approximately 5,740 persons.  Management considers our employee relations to be satisfactory.  None of our employees were covered under collective bargaining agreements during the year ended December 31, 2011.

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

During the third quarter of 2010, several of our mortgage servicing competitors announced the suspension of foreclosure proceedings in various judicial foreclosure states due to concerns associated with the preparation and execution of affidavits used in connection with foreclosure proceedings in such states.  Due in part to these announcements, we have received inquiries from regulators and attorneys general of certain states requesting information as to our foreclosure processes and procedures.  Furthermore, some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether.

While we are continuing to monitor these developments, these developments have resulted and could continue to result in new legislation and regulations that could materially and adversely affect the manner in which we conduct our mortgage servicing business, heightened federal or state regulation and oversight of our mortgage servicing activities, increased costs and potential litigation associated with our mortgage servicing business and foreclosure related activities, and a temporary decline in home purchase loan originations in our mortgage production business due to the heightened number of distressed property sales that have recently characterized existing home sales.  Such regulatory changes in the foreclosure process or delays in completing foreclosures could increase mortgage servicing costs and could reduce the ultimate proceeds received on the sale of foreclosed properties if real estate values continue to decline. In such event, these changes would also have a negative impact on our liquidity as we may be required to repurchase loans without the ability to sell the underlying property on a timely basis.

Additionally, on July 21, 2010 the Dodd-Frank Act was signed into law for the express purpose of further regulating the financial services industry, including mortgage origination, sales, and securitization. Certain provisions of the Dodd-Frank Act may impact the operation and practices of Fannie Mae and Freddie Mac and require sponsors of securitizations to retain a portion of the economic interest in the credit risk associated with the assets securitized by them. Federal regulators have been authorized to provide exceptions to the risk retention requirements for certain “qualified mortgages” and mortgages meeting certain underwriting standards prescribed in such regulations. It is unclear whether future regulations related to the definition of “qualified mortgages” will include the types of conforming mortgage loans we typically sell into GSE sponsored mortgage-backed securities.  If the mortgage loans we typically sell into GSE-sponsored mortgage-backed securities do not meet the definition of a “qualified mortgage,” then the GSEs may be required to retain a portion of the risk of assets they securitize, which may in turn substantially reduce or eliminate the GSEs’ ability to issue mortgage-backed securities.  Substantial reduction in, or the elimination of, GSE demand for the mortgage loans we originate would have a material adverse effect on our business, financial condition, results of operations and cash flows since we sell substantially all of our loans pursuant to GSE sponsored programs.  It is also unclear what effect future laws or regulations may have on the ability of the GSEs to issue mortgage-backed securities and it is not currently possible to determine what changes, if any, Congress may make to the structure of the GSEs.

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

In January 2012, we were notified that the Consumer Financial Protection Bureau had opened an investigation to determine whether our mortgage insurance premium ceding practices to captive reinsurers comply with the Real Estate Settlement Procedures Act and other laws enforced by the CFPB.  The CFPB requested certain related documents and information for review. We have provided reinsurance services in exchange for premiums ceded and believe that we have complied with the Real Estate Settlement Procedures Act and other laws. We have not provided reinsurance on loans originated after 2009. There can be no assurance whether or not this investigation will result in the imposition of any penalties and fines against us or our subsidiaries.

Our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

The industries in which we operate are highly competitive and, if we fail to meet the competitive challenges in our industries, it would have a material adverse effect on our business, financial position, results of operations or cash flows.  Many of our competitors have access to greater financial resources, lower funding costs and greater access to liquidity, which places us at a competitive disadvantage that we may not be able to overcome.

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

The fleet management industry in which we operate is also highly competitive. We compete against national competitors, such as GE Commercial Finance Fleet Services, Wheels Inc., Automotive Resources International, Lease Plan International and other local and regional competitors, including numerous competitors who focus on one or two products. Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services.  Competitive pressures in the Fleet Management industry resulting in a decrease in our market share or lower prices would adversely affect our revenues and results of operations.

We are substantially dependent upon our secured and unsecured funding arrangements.  If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all, which would have a material adverse effect on our business, financial position, results of operations and cash flows.

We are substantially dependent upon various sources of funding, including unsecured credit facilities and other unsecured debt, as well as secured funding arrangements, including asset-backed securities, mortgage warehouse facilities and other secured credit facilities to fund mortgage loans and vehicle acquisitions, a significant portion of which is short-term in nature.  Our access to both the secured and unsecured credit markets is subject to prevailing market conditions.  Renewal of our existing series of, or the issuance of new series of, vehicle lease asset-backed notes on terms acceptable to us or our ability to enter into alternative vehicle management asset-backed debt arrangements could be adversely affected in the event of: (i) the deterioration in the quality of the assets underlying the asset-backed debt arrangement; (ii) increased costs associated with accessing or our inability to access the asset-backed debt market; (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent or (iv) our failure to maintain a sufficient level of eligible assets or credit enhancements, including collateral intended to provide for any differential between variable-rate lease revenues and the underlying variable-rate debt costs. In addition, our access to and our ability to renew our existing mortgage asset-backed debt could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) increased costs associated with accessing or our inability to access the mortgage asset-backed debt market; (iv) our inability to access the secondary market for mortgage loans; (v) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent or (vi) a lowering of our credit ratings.

Certain of our debt arrangements require us to comply with certain financial covenants and other affirmative and restrictive covenants, including requirements to post additional collateral or to fund assets that become ineligible under our secured funding arrangements.  An uncured default of one or more of these covenants would result in a cross-default between and amongst our various debt arrangements. Consequently, an uncured default under any of our debt arrangements that is not waived by our lenders and that results in an acceleration of amounts payable to our lenders or the termination of credit facilities would materially and adversely impact our liquidity, could force us to sell assets at below market prices to repay our indebtedness, and could force us to seek relief under the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business, financial position, results of operations and cash flows. See Note 10, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements for additional information regarding our debt arrangements and related financial covenants and other affirmative and restrictive covenants.

If any of our credit facilities are terminated, including as a result of our breach or a lowering of our credit ratings, or are not renewed or if conditions in the credit markets worsen dramatically and it is not possible or economical for us to complete the sale or securitization of our originated mortgage loans or vehicle leases, we may be unable to find replacement financing on commercially favorable terms, if at all, which could adversely impact our operations and prevent us from: (i) executing our business plan and related risk management strategies; (ii) originating new mortgage loans or vehicle leases; or (iii) fulfilling commitments made in the ordinary course of business. These factors could reduce revenues attributable to our business activities or require us to sell assets at below market prices, either of which would have a material adverse effect on our overall business and consolidated financial position, results of operations and cash flows. Due to the downgrade of our credit rating by S&P on December 21, 2011, Fannie Mae has the right to terminate its $1.0 billion committed early funding letter agreement.  We are currently in discussions concerning proposed amendments to our various agreements with Fannie Mae, including the committed early funding facility agreement. There can be no assurance that we will reach agreement with Fannie Mae concerning such proposed amendments or that Fannie Mae will not exercise its rights to terminate the committed early funding letter agreement.

Adverse developments in the secondary mortgage market have had, and in the future could have, a material adverse effect on our business, financial position, results of operations and cash flows.

We historically have relied on selling or securitizing our mortgage loans into the secondary market in order to generate liquidity to fund maturities of our indebtedness, the origination and warehousing of mortgage loans, the retention of mortgage servicing rights and for general working capital purposes. We bear the risk of being unable to sell or securitize our mortgage loans at advantageous times and prices or in a timely manner. Demand in the secondary market and our ability to complete the sale or securitization of our mortgage loans depends on a number of factors, many of which are beyond our control, including general economic conditions, general conditions in the banking system, the willingness of lenders to provide funding for mortgage loans, the willingness of investors to purchase mortgage loans and mortgage-backed securities and changes in regulatory requirements.  If it is not possible or economical for us to complete the sale or securitization of certain of our mortgage loans held for sale, we may lack liquidity under our mortgage financing facilities to continue to fund such mortgage loans and our revenues and margins on new loan originations would be materially and negatively impacted, which would materially and negatively impact our Net revenues and Segment profit (loss) of our Mortgage Production segment and also have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.  The severity of the impact would be most significant to the extent we were unable to sell conforming mortgage loans to the GSEs or securitize such loans pursuant to GSE sponsored programs.

Our senior unsecured long-term debt ratings are below investment grade (and were subject to a downgrade in December 2011) and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.

Our senior unsecured long-term debt ratings are below investment grade.  As a result of our senior unsecured long-term debt credit ratings being below investment grade, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets. We may be required to rely on alternative financing, such as bank lines and private debt placements and pledge otherwise unencumbered assets. There can be no assurances that we would be able to find such alternative financing on terms acceptable to us, if at all. Furthermore, we may be unable to renew all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance our mortgage loans held for sale, mortgage servicing rights and net investment in fleet leases. Any of the foregoing would have a material adverse effect on our business, financial position, results of operations and cash flows.

On December 21, 2011, S&P lowered our senior unsecured debt rating two notches to BB- with a negative outlook. S&P may lower our rating by another notch or more if we are unable to refinance the $421 million aggregate principal amount of our debt maturing in 2013 or are unable to put in place sources of liquidity to fund our business satisfactory to S&P. The December 21, 2011 S&P downgrade and any possible negative future action by S&P or any of the other ratings agencies will exacerbate the risks described above.

On January 10, 2012, Moody’s affirmed our senior unsecured debt rating and corporate family rating at Ba2 and our commercial paper rating at NP. Additionally, Moody’s changed its outlook for our senior unsecured debt and corporate family ratings to negative from stable. In addition, on January 10, 2012, Fitch announced that it has maintained our long-term issuer default rating and senior unsecured debt rating at BB+ and placed our long-term issuer default rating and senior unsecured debt rating on Rating Watch Negative.

Due to the December 21, 2011 S&P downgrade Fannie Mae, among other termination rights, has the right to terminate the $1.0 billion committed early funding letter agreement.   We are currently in discussions concerning proposed amendments to our various agreements with Fannie Mae, including the committed early funding facility agreement.  There can be no assurance that we will reach agreement with Fannie Mae concerning such proposed amendments or that Fannie Mae will not exercise its rights to terminate the committed early funding letter agreement.  In addition, Fannie Mae has required, and other counterparties may require, an increased level of credit enhancements including but not limited to additional collateral posting requirements for derivative and debt agreements and a reduction in advance rates on mortgage warehouse asset-backed debt.  Further, we cannot assure you what, if any, impact the December 21, 2011 S&P downgrade or future ratings actions will have on our current or potential customers’ perception of our counterparty credit risk, and whether such action will result in any customer attrition or requests for changes in the terms of any existing or potential agreements.

There can be no assurances that our credit rating by the primary ratings agencies reflects all of the risks of an investment in our debt securities. Our credit ratings are an assessment by the rating agency of our ability to pay our obligations. Any of our credit ratings are subject to revision or withdrawal at any time by the applicable rating agency. Actual or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors on the market value of, or trading market for, our debt securities.

We are currently pursuing various alternatives to improve our liquidity in order to fulfill upcoming debt maturities.  We cannot assure you that our efforts will be successful or that future ratings actions will not occur.

We are currently pursuing various alternatives to improve our liquidity. Such alternatives may involve one or more of the following: (i) focusing our efforts to ensure that our operations are cash flow positive, which may include reductions in our correspondent mortgage originations and capital expenditures,  (ii) disposition of assets that are not necessary to support our business strategies, which may include the assets of our reinsurance business; and (iii) generating mortgage servicing rights with minimal use of cash. While we believe that these alternatives will ensure that we have sufficient liquidity to meet our debt service obligations and operate our business, there can be no assurance that we will be successful in implementing any such alternatives, or if we are successful, that such alternatives will be sufficient to meet our liquidity needs. Additionally, if we are successful in executing upon such alternatives, it could negatively impact our future results of operations, including revenue and net income. In addition, we may seek to undertake one or more deleveraging transactions, which may include purchases of our outstanding indebtedness through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as well as with such consideration as we may determine.

We do not know if or when we would consummate any such transactions, or alternative transactions, or the final terms of any such transactions. If we are forced to liquidate assets, the resulting proceeds may be below the fair value or our carrying value of the related assets.  While we believe we will be able to successfully execute certain of these alternatives and meet our debt maturities in 2012 and 2013, our failure to execute on such alternatives or generate positive cash flow from our business could, among other things, negatively impact our various business relationships and, as a result, our results of operations, cash flows and liquidity.

We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.

Our ability to generate revenues through mortgage loan sales to institutional investors in the form of mortgage-backed securities depends to a significant degree on programs administered by Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market.  These entities play a powerful role in the residential mortgage industry, and we have significant business relationships with them. Our status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller/servicer is subject to compliance with each entity’s respective selling and servicing guidelines and failure to meet such guidelines could result in the unilateral termination of our status as an approved seller/servicer.

During 2011, 92% of our mortgage loan sales were sold to, or were sold pursuant to programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from our relationships with Fannie Mae, Freddie Mac and Ginnie Mae, including the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees, the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures and the use of mortgage warehouse facilities with Fannie Mae pursuant to which, as of December 31, 2011, we had total capacity of $3.0 billion, made up of $1.0 billion of committed and $2.0 billion uncommitted capacity. Fannie Mae has the right to terminate $1.0 billion of our committed mortgage warehouse capacity since our credit rating by S&P has fallen below BB. We are currently in discussions concerning proposed amendments to our various agreements with Fannie Mae, including the committed early funding facility agreement.  There can be no assurance that we will reach agreement with Fannie Mae concerning such proposed amendments or that Fannie Mae will not exercise its rights to terminate the committed early funding letter agreement.  Any such amendments could result in changes to our agreements with Fannie Mae, including, without limitation, (i) a reduction or elimination of the use of certain Fannie Mae products or programs, (ii) the modification of certain legal agreements, and (iii) the exercise of certain contractual rights by Fannie Mae intended to reduce Fannie Mae’s counterparty risk exposure, including requiring us to post collateral in respect of unresolved loan repurchase demands and reducing the advance rate on the servicing advance facility.

In addition, we service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae in connection with the issuance of agency guaranteed mortgage-backed securities and a majority of our mortgage servicing rights relate to these servicing activities.  These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards.

In January 2011, the Federal Housing Finance Agency directed Fannie Mae and Freddie Mac to develop a joint initiative to consider alternatives for future mortgage servicing structures and compensation.  Under this proposal, the GSEs are considering potential structures in which the minimum service fee would be reduced or eliminated altogether.  This would provide mortgage bankers with the ability to either sell all or a portion of the retained servicing fee for cash up front, or retain an excess servicing fee.  While the proposal provides additional flexibility in managing liquidity and capital requirements, it is unclear how the various options might impact mortgage-backed security pricing and the related pricing of excess servicing fees.  The GSEs are also considering different pricing options for non-performing loans to better align servicer incentives with MBS investors and provide the loan guarantor the ability to transfer non-performing servicing.  The Federal Housing Finance Agency has indicated that any change in the servicing compensation structure would be prospective and the changes, if implemented, could have a significant impact on the entire mortgage industry and on the results of operations and cash flows of our mortgage business.

In February 2011 the Obama administration issued a report to Congress, and in February 2012 the Federal Housing Finance Agency issued a report to Congress outlining the long-term strategic plan for, and various options for long-term reform of Fannie Mae and Freddie Mac.  These options involve gradually reducing the role of Fannie Mae and Freddie Mac in the mortgage market and ultimately winding down both institutions such that the private sector provides the majority of mortgage credit.  Such reforms may include, among other actions: (i) further reductions in conforming loan limits; (ii) increases in guarantee fees; (iii) standardization of servicing protocols; (iv) changes to servicer compensation; and (v) increased MBS disclosures.  In addition, it is possible that some of these reforms could be accelerated depending on the outcome of the 2012 U.S. Presidential and Congressional elections, among other things.  Any of these options are likely to result in higher mortgage rates in the future, which could have a negative impact on our Mortgage production business.  Additionally, it is unclear what impact these changes will have on the secondary mortgage markets, mortgage-backed securities pricing, and competition in the industry.

The potential changes to the government-sponsored mortgage programs, and related servicing compensation structures, could require us to fundamentally change our business model in order to effectively compete in the market.  Our inability to make the necessary changes to respond to these changing market conditions or loss of our approved seller/servicer status with any of these entities, would have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows and could result in a lowering of our credit ratings.  Any discontinuation of, significant reduction of or material change in, the operation or underwriting standards of these entities would likely prevent us from originating and selling most, if not all, of our salable mortgage loan originations and could result in the discontinuation of or material decrease in the availability of our mortgage warehouse facilities with Fannie Mae.

Continued or worsening conditions in the real estate market have adversely impacted, and in the future could continue to adversely impact, our business, financial position, results of operations or cash flows.

Adverse economic conditions in the United States have resulted, and could continue to result, in increased mortgage loan payment delinquencies, home price depreciation and a lower volume of home sales. These trends have negatively impacted and may continue to negatively impact our Mortgage Production and Mortgage Servicing segments through increased loss severities in connection with loan repurchase and indemnification claims due to declining home prices, increased mortgage reinsurance losses due to increased delinquencies and loss severities, and lower home purchase mortgage originations.

However, we have experienced a relatively smaller impact from these trends than many of our current and former competitors because we generally sell substantially all of the mortgage loans we originate shortly after origination, we do not generally maintain credit risk on the loans we originate or maintain a loan investment portfolio, substantially all of our mortgage loan originations are prime mortgages rather than Alt-A or subprime mortgages, and our mortgage loan servicing portfolio has experienced a lower rate of payment delinquencies than that of many of our competitors.  Nevertheless, these trends have resulted in an increase in the incidence of loan repurchase and indemnification claims, as well as an increase in incurred mortgage reinsurance losses, resulting in an increase in our recorded reserves for expected and realized losses for loan repurchases and indemnifications and mortgage reinsurance.  Continuation of these trends could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our Mortgage Production segment is substantially dependent upon our relationships with Realogy and Merrill Lynch Home Loans, a division of Bank of America, National Association, and the termination or non-renewal of our contractual agreements with these clients would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit (loss) of our Mortgage Production segment and this would have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.

We have relationships with several clients that represent a significant portion of our revenues and mortgage loan originations for our Mortgage Production segment.  In particular, Realogy and Merrill Lynch Home Loans, a division of Bank of America, National Association, represented approximately 22% and 21%, respectively, of our mortgage loan originations for the year ended December 31, 2011.  The loss of any one of these clients, whether due to insolvency, their unwillingness or inability to perform their obligations under their respective contractual relationships with us, or if we are not able to renew on commercially reasonable terms any of their respective contractual relationships with us, would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit (loss) of our Mortgage Production segment and this would also have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.

In the third quarter of 2011, we were unable to reach an agreement to renew our existing relationship with Charles Schwab, which represented 9% of our mortgage loan originations for the year ended December 31, 2011, as well as approximately $8.9 billion of subserviced loans as of December 31, 2011. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Executive Summary”.

The termination of our status as the exclusive recommended provider of mortgage products and services promoted by Realogy’s affiliates would have a material adverse effect on our business, financial position, results of operations or cash flows.

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

We may employ various economic hedging strategies in an attempt to mitigate the interest rate and prepayment risk inherent in many of our assets, including our mortgage loans held for sale, interest rate lock commitments and, from time to time, our mortgage servicing rights. Our hedging activities may include entering into derivative instruments. We also seek to manage interest rate risk in our Mortgage Production and Mortgage Servicing segments partially without the use of financial derivatives by monitoring and seeking to maintain an appropriate balance between our loan production volume and the size of our mortgage servicing portfolio, as the value of mortgage servicing rights and the income they provide tend to be counter-cyclical to the changes in production volumes and the gain or loss on loans that result from changes in interest rates. This approach requires our management to make assumptions with regards to future replenishment rates for our mortgage servicing rights, loan margins, the value of additions to our mortgage servicing rights and loan origination costs, and many factors can impact these estimates, including loan pricing margins and our ability to adjust staffing levels to meet changing consumer demand.

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

During the third quarter of 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness of the hedge given the current economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to mortgage servicing rights during the third quarter of 2008. During the year ended December 31, 2011, we executed certain derivative transactions to serve as an economic hedge of a portion of the interest rate risk associated with our mortgage servicing rights. We entered into these derivative transactions to ensure that there would be sufficient capacity under our debt facilities to fund higher origination volumes given the declining mortgage rates, while maintaining compliance with the leverage covenants in our debt agreements. The increase in mortgage asset-backed debt, coupled with the decline in value of mortgage servicing rights resulting from lower mortgage rates, could have the effect of increasing our indebtedness to tangible net worth ratio in the short term.  Our decisions regarding the levels, if any, of our derivatives related to mortgage servicing rights could result in continued volatility in the results of operations for our Mortgage Servicing segment.

Our hedging strategies, including our decision not to use financial derivatives to hedge a substantial portion of our Mortgage servicing rights, may not be effective in mitigating the risks related to changes in interest rates or foreign exchange rates and we may have insufficient liquidity to exercise our strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses, and could result in losses in excess of what our losses would have been from had we not used such hedging strategies. There have been periods, and it is likely that there will be periods in the future, during which we incur significant losses after consideration of the results of our hedging strategies. As stated earlier, the success of our interest rate risk management strategy and our replenishment strategies for our mortgage servicing rights are largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments, as well as our ability to successfully manage any capacity constraints in our mortgage production business and our ability to maintain sufficient liquidity to exercise these strategies. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes including, but not limited to, interest rates or prepayment speeds or foreign exchange rate fluctuations, we may incur losses that could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Historically, rising interest rates have generally been associated with a lower volume of loan originations and lower pricing margins in our Mortgage Production segment due to a disincentive for borrowers to refinance at a higher interest rate, while falling interest rates have generally been associated with higher loan originations and higher pricing margins, due to an incentive for borrowers to refinance at a lower interest rate. Our ability to generate Gain on mortgage loans, net in our Mortgage Production segment is significantly dependent on our level of mortgage loan originations. Accordingly, increases in interest rates could materially and adversely affect our mortgage loan origination volume, which could have a material and adverse effect on our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations or cash flows.  In addition, changes in interest rates may require us to post additional collateral under certain of our financing arrangements and derivative agreements which could impact our liquidity.

Changes in interest rates are also a key driver of the performance of our Mortgage Servicing segment as the values of our mortgage servicing rights are highly sensitive to changes in interest rates.  Historically, the value of our mortgage servicing rights have increased when interest rates rise and have decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates, with changes in fair value of our mortgage servicing rights being included in our consolidated results of operations. Because we do not currently utilize derivatives to hedge a substantial portion of our mortgage servicing rights, our consolidated financial positions, results of operations and cash flows are susceptible to significant volatility due to changes in the fair value of our mortgage servicing rights as interest rates change. As a result, substantial volatility in interest rates materially affects our Mortgage Servicing segment, as well as our consolidated financial position, results of operations and cash flows.

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

In connection with the sale of mortgage loans, we make various representations and warranties concerning such loans that, if breached, require us to repurchase such loans or indemnify the purchaser of such loans for actual losses incurred in respect of such loans.  These representations and warranties vary based on the nature of the transaction and the purchaser’s or insurer’s requirements but generally pertain to the ownership of the mortgage loan, the real property securing the loan and compliance with applicable laws and applicable lender and government-sponsored entity underwriting guidelines in connection with the origination of the loan.  The aggregate unpaid principal balance of loans sold or serviced by us represents the maximum potential exposure related to loan repurchase and indemnification claims, including claims for breach of representation and warranty provisions.  Due, in part, to elevated mortgage payment delinquency rates and declining housing prices, we have experienced, and may in the future continue to experience, an increase in loan repurchase and indemnification claims due to actual or alleged breaches of representations and warranties in connection with the sale or servicing of mortgage loans.  The estimation of our loan repurchase and indemnification liability is subjective and based upon our projections of the incidence of loan repurchase and indemnification claims, as well as loss severities.  Given these trends, losses incurred in connection with such actual or projected loan repurchase and indemnification claims may be in excess of our financial statement reserves, and we may be required to increase such reserves and may sustain additional losses associated with such loan repurchase and indemnification claims in the future.  Accordingly, increases to our reserves and losses incurred by us in connection with actual loan repurchases and indemnification payments in excess of our reserves could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

As of December 31, 2011, 44% of our total assets were measured at fair value on a recurring basis, and 1% of our total liabilities were measured at fair value on a recurring basis.  As of December 31, 2011, approximately 69% of our assets and liabilities measured at fair value were valued using primarily observable inputs and were categorized within Level Two of the valuation hierarchy. Our assets and liabilities categorized within Level Two of the valuation hierarchy are comprised of the majority of our mortgage loans held for sale and derivative assets and liabilities.  As of December 31, 2011, approximately 33% of our assets and liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy.  Approximately 82% of our assets and liabilities categorized within Level Three of the valuation hierarchy are comprised of our mortgage servicing rights.

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

Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “PHH.”  However, there can be no assurance that an active trading market for our common stock will be sustained in the future.  In addition, the stock market has from time-to-time experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of particular companies. Changes in earnings estimates by analysts, our results in relation to such estimates, and economic and other external factors may have a significant impact on the market price of our common stock. Further, the downgrade of our credit rating by S&P on December 21, 2011 has caused recent volatility in the price of our common stock. Fluctuations or decreases in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and our ability to raise capital through future equity financing.

Future issuances of our Common stock or securities convertible into our Common stock and hedging activities may result in dilution of our stockholders or depress the trading price of our Common stock.

If we issue any shares of our Common stock or securities convertible into our Common stock in the future, including the issuance of shares of Common stock upon conversion of any convertible notes or the issuance of shares of Common stock upon exercise or settlement of any outstanding stock options, restricted stock units or performance stock units granted under the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, such issuances will dilute the voting power and ownership percentage of our stockholders and could substantially decrease the trading price of our Common stock.  In addition, the price of our Common stock could also be negatively affected by possible sales of our Common stock by investors who engage in hedging or arbitrage trading activity that we expect to develop involving our Common stock following the issuance of the Convertible Notes.

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

Provisions in our charter documents, the Maryland General Corporation Law, and New York insurance law may delay or prevent our acquisition by a third party.

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

In addition, we are registered as an insurance holding company in the state of New York as a result of our wholly owned subsidiary, Atrium Insurance Corporation. New York insurance law requires regulatory approval of a change in control of an insurer or an insurer’s holding company. Accordingly, there can be no effective change in control of us unless the person seeking to acquire control has filed a statement containing specified information with the New York state insurance regulators and has obtained prior approval for the proposed change from such regulators. The measure for a presumptive change of control pursuant to New York law is the acquisition of 10% or more of the voting stock or other ownership interest of an insurance company or its parent. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change in control of us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

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

In addition, our agreements with some of our financial institution clients provide the applicable financial institution client with the right to terminate its relationship with us prior to the expiration of the contract term if we complete certain change in control transactions with certain third parties. Because we may be unable to obtain consents or waivers from such clients in connection with certain change in control transactions, the existence of these provisions could discourage certain third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, New Jersey 08054.

Mortgage Production and Mortgage Servicing Segments

Our Mortgage Production and Mortgage Servicing segments have centralized operations in approximately 555,000 square feet of shared leased office space in the Mt. Laurel, New Jersey area. We have a second area of centralized offices that are shared by our Mortgage Production and Mortgage Servicing segments in Jacksonville, Florida, where approximately 150,000 square feet is occupied. In addition, our Mortgage Production segment leases 49 smaller offices located throughout the U.S. and our Mortgage Servicing segment leases one additional office located in New York.

Fleet Management Services Segment

Our Fleet Management Services segment maintains a headquarters office in a 210,000 square-foot office building in Sparks, Maryland. Our Fleet Management Services segment also leases office space and marketing centers in five locations in Canada and has seven smaller regional locations throughout the U.S.

Item 3.  Legal Proceedings

We are party to various claims and legal proceedings from time to time related to contract disputes and other commercial, employment and tax matters. We are not aware of any pending legal proceedings that we believe could have, individually or in the aggregate, a material effect on our business, financial position, results of operations or cash flows.

Item 4. (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Shares of our Common stock are listed on the NYSE under the symbol “PHH”.  The following table sets forth the high and low sales prices for our Common stock for the periods indicated as reported by the NYSE:

	Stock Price
	High	Low
January 1, 2010 to March 31, 2010	$23.81	$15.84
April 1, 2010 to June 30, 2010	25.86	19.04
July 1, 2010 to September 30, 2010	22.39	17.83
October 1, 2010 to December 31, 2010	23.36	18.68
January 1, 2011 to March 31, 2011	25.55	20.48
April 1, 2011 to June 30, 2011	22.50	19.41
July 1, 2011 to September 30, 2011	20.92	14.36
October 1, 2011 to December 31, 2011	19.27	8.75

As of February 17, 2012, there were 6,728 holders of record of our Common stock.

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

Many of our subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of our asset-backed debt arrangements and to regulatory restrictions applicable to the equity of our reinsurance subsidiary. The aggregate restricted net assets of these subsidiaries totaled $1.2 billion as of December 31, 2011. The restrictions on net assets of certain subsidiaries do not directly limit our ability to pay dividends from consolidated Retained earnings.

Certain debt arrangements require the maintenance of ratios and contain restrictive covenants applicable to our consolidated financial statement elements that potentially could limit our ability to pay dividends.  As of December 31, 2011, we may not pay dividends without the written consent of the lenders of the Amended Credit facility.  See Note 15, “Stock-Related Matters,” in the accompanying Notes to Consolidated Financial Statements for further information.

Item 6.  Selected Financial Data

The selected financial data set forth below is derived from our audited Consolidated Financial Statements for the periods indicated.  Because of the inherent uncertainties of our business, the historical financial information for such periods may not be indicative of our future results of operations, financial position or cash flows:

	Year Ended and As of December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$2,214	$2,438	$2,606	$2,056	$2,240
Net (loss) income attributable to PHH Corporation(1)	(127)	48	153	(254)	(12)
Basic (loss) earnings per share attributable to
PHH Corporation	$(2.26)	$0.87	$2.80	$(4.68)	$(0.23)
Diluted (loss) earnings per share attributable to
PHH Corporation	(2.26)	0.86	2.77	(4.68)	(0.23)

Consolidated Balance Sheets Data:
Total assets	$9,777	$11,270	$8,123	$8,273	$9,357
Debt	6,914	8,085	5,160	5,764	6,279
PHH Corporation stockholders’ equity	1,442	1,564	1,492	1,266	1,529

_______________

(1)

Net (loss) income attributable to PHH Corporation for the year ended December 31, 2011 includes a $68 million pre-tax gain on the sale of 50.1% of the equity interests in our appraisal services business. Net (loss) income attributable to PHH Corporation for the year ended December 31, 2008 included $42 million of pre-tax income related to a terminated merger agreement with General Electric Capital Corporation and a $61 million non-cash charge for Goodwill impairment ($26 million net impact after the income tax benefit and the portion attributable to noncontrolling interest).

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

See “—Risk Management” in this Form 10-K for additional information regarding our interest rate and market risks.

Executive Summary

Our goals for 2011 included the following:

▪                     profitably growing market share of loan originations in our Mortgage Production segment;

▪                  increasing the unpaid principal balance of our mortgage servicing rights in our Mortgage Servicing Segment; and

▪                  continuing to grow earnings in our Fleet Management Services segment while focusing on increasing fee based products.

In our Mortgage Production segment, we were successful in signing agreements with five new private label clients to provide mortgage outsourcing services. We were unable to reach an agreement to renew our existing relationship with Charles Schwab Bank, which represented 9% and 11% of our mortgage loan originations for the years ended December 31, 2011 and 2010, respectively, as well as approximately $8.9 billion of subserviced loans as of December 31, 2011.  We will continue to service the mortgage loans resulting from our relationship with Charles Schwab Bank in our owned servicing portfolio.  We expect the addition of these new private label clients to more than offset the estimated income, including subservicing income, which we would have expected to have earned in 2012 through our relationship with Charles Schwab Bank.

On March 31, 2011, we sold 50.1% of the equity interests in our appraisal services business (Speedy Title and Appraisal Review Services, or “STARS”) to CoreLogic, Inc. and retained the remaining 49.9% of the interests.  STARS provides appraisal services, credit research, flood certification, and tax services.  We believe this new relationship will enable us to leverage the technology and product expertise of CoreLogic to enhance the customer experience and, ultimately, drive earnings growth.  We received a $20 million cash payment in March 2011, with three $5 million installment payments to be received on March 31, 2012, 2014 and 2016. The sale resulted in a total gain of $68 million for the year ended December 31, 2011, which was inclusive of a $34 million non-cash gain from the initial valuation of our equity method investment upon deconsolidation of STARS.

We successfully grew the unpaid principal balance of our capitalized loan servicing portfolio by $12.3 billion and ended the year with $147.1 billion of loans in our capitalized loan servicing portfolio.  Additions to the capitalized servicing portfolio were 149% of the reductions in the portfolio due to loan payments and payoffs.  The value of capitalized servicing, however, declined significantly during the year due to a significant decrease in mortgage interest rates.  During 2011, foreclosure activities remained elevated and we observed an increase in loan repurchase requests by investors, particularly the GSEs. We expect foreclosure losses to remain elevated throughout 2012 as investors continue to review both performing and non-performing loans for potential underwriting defects and representation and warranty violations.

Our Fleet Management Services segment continued to grow earnings in 2011 driven by increases in maintenance service, fuel, and accident management average units.  Remarketing activities and strong used-car prices further contributed to the positive segment results compared to 2010.

The overall economic climate was characterized by low interest rates as the U.S. Federal Reserve continued its accommodative monetary policy, which helped fuel mortgage refinance activity in the second half of 2011.  Continued high unemployment and concerns over sovereign debt issues in Europe created significant uncertainty and volatility in the economy and in the capital markets.

In December 2011, we announced that we did not proceed with a previously announced public offering of $250 million of Senior notes due to market conditions and instead issued an additional $100 million of Senior notes due in 2016 under an existing indenture.  Concerns regarding our ability to repay medium term notes due in March 2013 resulting from potentially limited access to the capital markets prompted S&P to downgrade our debt rating from BB+ to BB- and place us on negative outlook.  In January 2012, we raised $250 million through a convertible bond issuance.  Concurrent with this bond issuance, both Moody’s and Fitch placed us on negative watch, but did not take any further ratings actions.

Given the uncertainty surrounding the economy at large and the uncertainty in the capital markets, including our cost of capital, the Company has shifted focus in 2012 from growing origination market share and mortgage servicing rights to focusing on liquidity and cash generation.

For 2012, we are focusing on four key strategies to increase shareholder value:

▪                 pursue disciplined growth in our three franchise platforms which are mortgage private label services, our mortgage relationship with Realogy and our fleet management business;

▪                 drive industry-leading operational excellence;

▪                 continue our unwavering commitment to customer service; and

▪                 in the near-term, prioritize liquidity and cash flow generation from our mortgage and fleet businesses and deleverage the balance sheet.

We are prioritizing liquidity and cash flow generation, which may involve one or more of the following:

▪                  focusing our efforts to ensure that our operations are cash flow positive, which may include reductions in our correspondent mortgage originations and capital expenditures;

▪                  disposition of assets that are not necessary to support our business strategies, which may include the assets of our reinsurance business; and

▪                  generating mortgage servicing rights with minimal use of cash.

Some of the actions we are taking to reposition the business, combined with lower mortgage industry volumes, may have a negative impact on our 2012 earnings.  However, we expect that our narrowed focus, deliberate growth strategy, focus on operational excellence, continued focus on customer satisfaction, along with our near-term focus on liquidity, will result in less volatile earnings, and a more profitable and better capitalized company beyond 2012.

See “— Liquidity and Capital Resources” for additional information regarding our outstanding indebtedness, upcoming debt maturities and our liquidity and capital plan.

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

Financial Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act, among other provisions, established the Bureau of Consumer Financial Protection (“CFPB”), which began operations on July 21, 2011.  The CFPB will implement and enforce the consumer protection provisions of the Dodd-Frank Act and will have the authority to examine all non-bank mortgage lenders, brokers and servicers, among other entities.  During January 2012, Richard Cordray was named as the first Director of the CFPB through a presidential appointment, which provided the authority for the CFPB to carry out its regulatory agenda.  We will be subject to the regulatory authority of the CFPB through our mortgage subsidiaries.

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

Substantially all of our loans are sold to, or pursuant to programs sponsored by, Fannie Mae, Freddie Mac, or Ginnie Mae and therefore would be exempt from the risk-retention requirements under the current proposal.  For our lease securitizations, we believe we currently retain a subordinate position relative to the issued asset-backed securities in excess of the proposed 5% requirement, and we are continuing to monitor the potential impact under the proposed rules.

In February 2011 the Obama administration issued a report to Congress, and in February 2012 the Federal Housing Finance Agency issued a report to Congress outlining the long-term strategic plan for, and various options for long-term reform of Fannie Mae and Freddie Mac.  These options involve gradually reducing the role of Fannie Mae and Freddie Mac in the mortgage market and ultimately winding down both institutions such that the private sector provides the majority of mortgage credit.  Such reforms may include, among other actions: (i) further reductions in conforming loan limits; (ii) increases in guarantee fees; (iii) standardization of servicing protocols; (iv) changes to servicer compensation; and (v) increased MBS disclosures.  These potential changes could materially and adversely affect our business, financial position, results of operations or cash flows. In addition, it is possible that some of these reforms could be accelerated depending on the outcome of the 2012 U.S. Presidential and Congressional elections, among other things.

See “– Item 1A. Risk Factors – Risks Related to our Company – We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.” for further information.

Focus on Foreclosure Practices

During the first quarter of 2011, various federal regulators completed a review of 14 entities involved in the mortgage servicing process and noted weaknesses in foreclosure governance processes, foreclosure document preparation processes, and oversight and monitoring of third-party vendors, including foreclosure attorneys.  These regulators took formal actions against each of the 14 entities subject to this review to address those weaknesses and risks. These actions require each entity, among other things, to conduct a more complete review of certain aspects of foreclosure actions that occurred between January 1, 2009 and December 31, 2010.

While we were not included in these reviews, we have received inquiries and requests for information from regulators and attorneys general of certain states as well as from the Committee on Oversight and Government Reform of the U.S. House of Representatives and the U.S. Senate Judiciary Committee, requesting information as to our foreclosure processes and procedures, among other things.  While we have not been assessed any material penalties from regulatory agencies resulting from our foreclosure practices to date, we have been notified of potential compensatory fees for failing to meet foreclosure timelines outlined in the Agency servicing guides. We expect the higher level of focus on foreclosure practices will result in higher legal and servicing related costs as well as potential regulatory fines and penalties.

Home Affordability Program

On October 24, 2011, the Federal Housing Finance Agency (“FHFA”) announced changes to the existing Home Affordability Refinance Program (“HARP”) for certain loans sold to Fannie Mae and Freddie Mac.  The changes to HARP are designed to allow more mortgage loans to be eligible for refinancing under the program.  Specifically, these changes eliminate the maximum loan-to-value ratio and appraisal requirements and reduce risk-based pricing and other fees to borrowers.  The FHFA further announced that it is waiving certain lender representations and warranties for loans refinanced under the program.  To be eligible for refinance under these changes to HARP, the loan must have been sold to Fannie Mae or Freddie Mac prior to May 31, 2009, and the loan must be current at the time of refinance with no late payments in the past six months.  In addition to these changes, the FHFA announced that HARP will continue through December 31, 2013. We expect these changes will increase mortgage loan prepayment speeds, which has unfavorably impacted the valuation of our mortgage servicing rights by approximately $20 million as of December 31, 2011 and we expect these changes will increase loan origination volumes which could favorably impact mortgage production segment profit

Consumer Financial Protection Bureau Investigation

In January 2012, we were notified that the Consumer Financial Protection Bureau had opened an investigation to determine whether our mortgage insurance premium ceding practices to captive reinsurers comply with the Real Estate Settlement Procedures Act and other laws enforced by the CFPB.  The CFPB requested certain related documents and information for review. We have provided reinsurance services in exchange for premiums ceded and believe that we have complied with the Real Estate Settlement Procedures Act and other laws. We have not provided reinsurance on loans originated after 2009. There can be no assurance whether or not this investigation will result in the imposition of any penalties and fines against us or our subsidiaries.

See “—Item 1A. Risk Factors—Risks Related to our Company—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.”

Mortgage Production Trends

The mortgage industry has continued to utilize more restrictive underwriting standards that make it more difficult for borrowers with less than prime credit records, limited funds for down payments or a high loan-to-value ratio to qualify for a mortgage.  As of January 2012, Fannie Mae’s Economics and Mortgage Market Analysis forecasts a decline in industry loan originations to $1.0 trillion during 2012 compared to $1.4 trillion during 2011.  Although mortgage interest rates remained at relatively low levels during 2011 which we expect to continue into 2012, many borrowers took advantage of the low interest rate environment in 2010 by refinancing after interest rates declined.  As a result, the forecasted decline in industry originations includes a 40% decrease in projected refinance originations offset by a 2% increase in projected purchase originations.

Initial loan pricing margins declined slightly from 2010 levels reflecting a more competitive environment given declining volumes.  Although loan pricing margins for 2011 have declined from the prior year, we did see improvement during the second half of 2011, which has further improved into the first quarter of 2012, as mortgage rates declined and demand increased.  Although we expect margins to eventually decline from current levels, we believe that pricing margins could remain elevated throughout 2012, reflecting a longer term industry view of the returns required to manage the underlying risk of a mortgage production and servicing business.  In January 2012 the Federal Housing Finance Agency increased the guarantee fee on mortgage backed securities issued by Fannie Mae and Freddie Mac effective April 1, 2012 in response to the payroll tax cut funding mechanism passed by Congress.  We expect this increase in guarantee fees, and potential future guarantee fee increases, will have the impact of increasing mortgage interest rates charged to borrowers and could negatively impact conforming loan origination volumes.

The majority of industry loan originations during the year ended December 31, 2011 were fixed-rate loans that conform to the standards of the GSEs and substantially all of our loans closed to be sold were conforming.  There was an improvement in the market for prime loan production with loan amounts exceeding the GSE guidelines during 2011 which is reflected in an increase in our fee-based closings compared to 2010.

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

Despite some stabilization in the level of overall portfolio delinquencies, we have seen a significant increase in repurchase requests, primarily from the agencies, resulting in a corresponding increase in foreclosure-related costs especially related to loans originated during 2005 through 2008.  We believe repurchase requests will continue to be high during 2012 due to continued focus on repurchase and indemnification requests from investors and insurers, including an increase in reviews of more current loan production, as well as challenging conditions in the housing market.

In addition to the increased focus on loan repurchases and indemnifications, we have experienced higher reinsurance losses as a result of the continued weakness in the housing market coupled with an elevated level of delinquency and foreclosure experience.  We paid $65 million in reinsurance claims during the year ended December 31, 2011, and expect our paid claims for certain book years to remain high into 2012 as foreclosures are completed and insurance claims are processed and finalized.  We hold cash and securities in trust related to our potential obligation to pay such claims, which were $226 million and were included in Restricted cash, cash equivalents and investments in the accompanying Consolidated Balance Sheets as of December 31, 2011.  We expect that the amount currently held in trust will be significantly higher than future claims for reinsurance losses.

In January 2011, the Federal Housing Finance Agency directed Fannie Mae and Freddie Mac to develop a joint initiative to consider alternatives for future mortgage servicing structures and compensation.  Under this proposal, the GSEs are considering potential structures in which the minimum service fee would be reduced or eliminated altogether.  This would provide mortgage bankers with the ability to either sell all or a portion of the retained servicing fee for cash up front, or retain an excess servicing fee.  While the proposal provides additional flexibility in managing liquidity and capital requirements, it is unclear how the various options might impact mortgage-backed security pricing and the related pricing of excess servicing fees.  The GSEs are also considering different pricing options for non-performing loans to better align servicer incentives with MBS investors and provide the loan guarantor the ability to transfer non-performing servicing.  The Federal Housing Finance Agency has indicated that any change in the servicing compensation structure would be prospective and the changes, if implemented, could have a significant impact on the entire mortgage industry and on the results of operations and cash flows of our mortgage business.  We believe that changes to the servicing fee structures, if any, would not be implemented until 2013 or later.

See “—Regulatory Trends” above for further discussion of mortgage servicing trends.

See “— Risk Management” for additional information regarding mortgage reinsurance and loan repurchases.

Fleet Management Services Trends

The fleet management industry continues to be impacted by the overall strength of the U.S. economy and the levels of corporate spending and capital investment.  As the U.S. economy improves, we expect to see continued improvement in the industry.  Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services.  The U.S. commercial fleet management services market has continued to experience minimal growth over the last several years as reported by Automotive Fleet.  Further, according to the Automotive Fleet 2011 Fact Book, only 49%, of the approximately 5.4 million, commercial cars and trucks operating in the U. S. during 2010, were included in managed fleets of 15 or more vehicles.  The industry is concentrated in a limited number of national firms and the top five fleet management services providers accounted for 82% of the total number of vehicles funded and managed by the top 10 U.S. companies.  The Automotive Fleet 2011 Fact Book also shows the total number of funded vehicles for the top 10 fleet management companies declined approximately 2.4% compared to 2010.  Consistent with this trend, we experienced a decline in our leased units during 2011, although our net investment in leases has increased as our mix has changed to include more expensive light trucks and vans.  Although we have experienced a decline in our leased units in recent years, we have seen positive trends in our service-only units during 2011 and we expect our leased units to be steady through 2012.

Inflation

An increase in inflation could have a significant impact on our Mortgage Production and Mortgage Servicing segments.  Interest rates normally increase during periods of rising inflation.  Historically, as interest rates increase, mortgage loan production decreases, particularly production from loan refinancing.  An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity.  Generally, in periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition among mortgage loan originators, which further pressures mortgage production profitability.  Conversely, in a rising interest rate environment, our mortgage loan servicing revenues generally increase because mortgage prepayment rates tend to decrease, extending the average life of our servicing portfolio and increasing the value of our MSRs. See discussion below under “—Risk Management,” “Part I—Item 1A. Risk Factors— Risks Related to our Company—Certain hedging strategies that we may use to manage risks associated with our assets, including mortgage loans held for sale, interest rate lock commitments, mortgage servicing rights and foreign currency denominated assets, may not be effective in mitigating those risks and could result in substantial losses that could exceed the losses that would have been incurred had we not used such hedging strategies.” and “—Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Inflation does not have a significant impact on our Fleet Management Services segment.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated results of operations:

	Year Ended December 31,
	2011	2010	2009
	(In millions, except per share data)
Net fee income	$468	$448	$425
Fleet lease income	1,400	1,370	1,441
Gain on mortgage loans, net	567	635	610
Mortgage net finance expense	(88)	(73)	(58)
Loan servicing income	456	415	431
Valuation adjustments relating to mortgage servicing rights, net	(736)	(427)	(280)
Other income	147	70	37
Net revenues	2,214	2,438	2,606
Depreciation on operating leases	1,223	1,224	1,267
Fleet interest expense	79	91	89
Total other expenses	1,114	1,008	970
Total expenses	2,416	2,323	2,326
(Loss) income before income taxes	(202)	115	280
Income tax (benefit) expense	(100)	39	107
Net (loss) income	(102)	76	173
Less: net income attributable to noncontrolling interest	25	28	20
Net (loss) income attributable to PHH Corporation	$(127)	$48	$153
Basic (loss) earnings per share attributable to PHH Corporation	$(2.26)	$0.87	$2.80
Diluted (loss) earnings per share attributable to PHH Corporation	$(2.26)	$0.86	$2.77

The following summarizes the key highlights that drove our operating performance and segment profit (loss) for our reportable segments during 2011 in comparison to the same period in 2010:

	Year Ended December 31,
	2011	2010
	(In millions)
Reportable Segments Profit (Loss):(1)
Mortgage Production segment	$258	$268
Mortgage Servicing segment	(557)	(241)
Fleet Management Services segment	75	63

_______________

(1)	Segment Profit (Loss) is described in Note 21, “Segment Information”, in the accompanying Notes to Consolidated Financial Statements.

Mortgage Production Segment

▪                  Segment profit was $10 million lower compared to 2010 primarily due to a 12% decline in the volume of interest rate lock commitments expected to close and lower total margins which were partially offset by a $68 million gain on the sale of 50.1% of the equity interests in STARS.

▪                  Interest rate lock commitments expected to close declined to $33.7 billion in 2011 from $38.3 billion in 2010 due to lower refinance activity.  Total loan margins declined in 2011 from 2010, reflecting the significant increase in industry originations and the sustained refinance activity that we experienced during 2010.

▪                 Total mortgage closing volumes for 2011 were $51.9 billion of which approximately 69% were retail and 31% were wholesale/correspondent.

Mortgage Servicing Segment

▪                  Segment loss was unfavorably impacted in 2011 by a $521 million decrease in the market and credit-related fair value of our mortgage servicing rights driven primarily by lower long-term interest rates, as compared to a $202 million decrease during 2010.

▪                  Loan servicing income increased by $41 million primarily reflecting the continued growth in our loan servicing portfolio.  Our average capitalized loan servicing portfolio increased by 9% from $130.5 billion in 2010 to $142.1 billion in 2011.

▪                 Foreclosure-related charges remain elevated at $80 million during 2011, compared to $72 million in 2010, reflecting a continued higher level of repurchase requests and loss severities.

Fleet Management Services Segment

▪                  Segment profit increased by $12 million to $75 million in 2011, driven by higher units and usage of fee-based and asset-based management services coupled with lower operating costs.

▪                  Maintenance service, fuel, and accident management average units all increased in 2011 compared to 2010 despite a 6% decline in the average number of leased vehicles.

See “—Segment Results”  below for additional information regarding the results of each of our reportable segments.

Income tax (benefit) expense

Income tax (benefit) expense changes were primarily due to the change in (Loss) income before income taxes, plus significant items that impact the effective tax rate, as discussed below.  See Note 12, “Income Taxes” in the accompanying Notes to Consolidated Financial Statements for further information.

2011:  Our effective income tax rate was (49.7)% for the year ending December 31, 2011.  The Income tax benefit for 2011 was $100 million and was impacted by a $12 million benefit from state and local income taxes due to the mix and amount of pre-tax income and loss from the operations by entity and state tax jurisdiction coupled with a $7 million decrease in the liabilities for income tax contingencies, primarily due to the resolution and settlement with various taxing authorities, including the conclusion of the IRS examination and review of our taxable years 2006 through 2009.

The determination of the effective income tax rates for 2011 excludes $10 million of income tax expense attributable to noncontrolling interest.

2010:  Our effective income tax rate was 33.7% for the year ending December 31, 2010.  The Income tax expense for 2010 was $39 million and was impacted by a $6 million expense from state and local income taxes due to the mix and amount of pre-tax income and loss from the operations by entity and state tax jurisdiction.

The determination of the effective income tax rates for 2010 excludes $11 million of income tax expense attributable to noncontrolling interest.

2009:  Our effective income tax rate was 38.3% for the year ending December 31, 2009.  The Income tax expense for 2009 was $107 million and was impacted by a $15 million expense from state and local income taxes due to the mix and amount of pre-tax income and loss from the operations by entity and state tax jurisdiction.

The determination of the effective income tax rates for 2009 excludes $9 million of income tax expense attributable to noncontrolling interest.

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

During 2011, a $68 million gain on the sale of the 50.1% equity interest was recorded within Other income, which consisted of the net present value of the purchase price from CoreLogic plus the $34 million from the initial valuation of our equity method investment in STARS.  For 2011, earnings from the equity method investment in STARS of $3 million are recorded as a component of Other income and represent 49.9% of the pre-tax income of the STARS joint venture over the period.

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

Other Segment

The following table presents the results of our Other segment:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net revenues	$(3)	$(3)	$(5)
Salaries and related expenses	71	16	21
Occupancy and other office expenses	4	—	—
Fleet interest expense	(3)	(3)	(6)
Other depreciation and amortization	4	—	—
Other operating expenses	54	14	22
Corporate overhead allocation	(130)	(27)	(27)
Total expenses	—	—	10
Segment loss	$(3)	$(3)	$(15)

As a result of our transformation initiatives, as of January 1, 2011 certain general and administrative functions that had previously been part of our Mortgage Production, Mortgage Servicing and Fleet Management Services segments were consolidated into our Other segment, including information technology, human resources, finance and marketing.  The majority of general and administrative expenses are allocated back to the segments through a corporate overhead allocation.

Certain costs previously reported by our Mortgage Production, Mortgage Servicing and Fleet Management Services segments as Salaries and related expenses during 2010 and 2009 are now included in the corporate overhead allocation and reported as a component of Other operating expenses. The table below provides a summary of our corporate overhead allocation by segment:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Mortgage Production segment	$71	$14	$14
Mortgage Servicing segment	15	3	3
Fleet Management Services segment	44	10	10
Other	(130)	(27)	(27)
Total	$—	$—	$—

Other operating expenses for 2011 compared to 2010 in our Mortgage Production, Mortgage Servicing and Fleet Management Services segments increased by $57 million, $12 million and $34 million, respectively resulting from our internal reorganization and further investments in our information technology infrastructure and enterprise risk management process as well as increased costs associated with the further development of our corporate infrastructure related to marketing, communications and human resources.  These increases were partially offset by corresponding decreases in Salaries and related expenses and Other operating expenses exclusive of corporate allocations.  See individual segment results discussions below for further detail.

Mortgage Production Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
	2011	2010	2009
	($ in millions, except average loan amount)
Loans closed to be sold	$37,889	$37,747	$29,370
Fee-based closings	14,056	11,247	8,194
Total closings	$51,945	$48,994	$37,564
Purchase closings	$20,404	$20,270	$15,401
Refinance closings	31,541	28,724	22,163
Total closings	$51,945	$48,994	$37,564
Fixed rate	$37,692	$38,657	$30,512
Adjustable rate	14,253	10,337	7,052
Total closings	$51,945	$48,994	$37,564
Retail closings	$35,592	$33,429	$31,834
Wholesale/correspondent closings	16,353	15,565	5,730
Total closings	$51,945	$48,994	$37,564
Average loan amount	$258,365	$238,187	$228,510
Loans sold	$40,035	$34,535	$29,002
Applications	$67,586	$74,628	$54,283
IRLCs expected to close	$33,717	$38,330	$26,210

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Mortgage fees	$295	$291	$275
Gain on mortgage loans, net	567	635	610
Mortgage interest income	101	97	79
Mortgage interest expense	(125)	(113)	(90)
Mortgage net finance expense	(24)	(16)	(11)
Other income	76	1	6
Net revenues	914	911	880
Salaries and related expenses	341	369	336
Occupancy and other office expenses	30	34	32
Other depreciation and amortization	9	10	14
Other operating expenses	251	202	172
Total expenses	631	615	554
Income before income taxes	283	296	326
Less: net income attributable to noncontrolling interest	25	28	20
Segment profit	$258	$268	$306

Mortgage Production Statistics

Mortgage loan originations are driven by the demand to fund home purchases and the demand to refinance existing loans.  Purchase closings are influenced by the number of home sales and the overall condition of the housing market whereas refinance closings are sensitive to interest rate changes relative to borrowers’ current interest rates.  Refinance closings typically increase when interest rates fall and decrease when interest rates rise. Although the level of interest rates is a key driver of refinancing activity, there are other factors which influence the level of refinance closings including home prices, levels of home equity, underwriting standards and product characteristics.  The demand for wholesale/correspondent closings is influenced by a variety of factors, including overall industry capacity and the competitive landscape, and represented 31%, 32% and 15% of our total closings during 2011, 2010 and 2009, respectively.  Retail loans are generally more profitable than wholesale/correspondent and have higher loan margins and higher expenses.  As discussed in “—Overview—Executive Summary” above, we have shifted our focus in 2012 from growing origination market share and mortgage servicing rights to focusing on liquidity and cash generation and we have developed a liquidity and capital plan that could reduce our correspondent mortgage originations in future periods compared to 2011 and 2010.

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

As of January 2012, Fannie Mae’s Economics and Mortgage Market Analysis shows a decrease in mortgage industry volumes of approximately 20% during 2011 compared to 2010.  Although mortgage interest rates remained at relatively low levels through 2011, many borrowers took advantage of the low interest rate environment in 2010 by refinancing after interest rates declined.  As a result, IRLCs expected to close declined by 12% during 2011 compared to 2010, despite similar interest rate environments.

2011 Compared With 2010:  Total closings increased $3.0 billion (6%) compared to 2010 primarily due to a $2.8 billion increase in refinance closings coupled with a slight increase in purchase closings. The significant increase in refinance closings was a result of the decline in mortgage interest rates during the latter half of 2010 which resulted in an increase in refinance activity and IRLCs during that period, which ultimately closed in 2011.  The increase in purchase closings was driven by an improvement in home sales compared to 2010.

The mix of total closings between retail and wholesale/correspondent closings was generally consistent in 2011 compared to 2010 which reflected the execution of our strategy to grow our market share through this channel in those periods despite declining industry volumes. As described above, the mix of total closings may shift to a higher percentage of retail closings in 2012 as we focus on liquidity and cash generation.  During 2011, the composition of total closings shifted to a higher percentage of fee-based closings which was primarily related to an improvement in the market for non-agency jumbo loan originations.

2010 Compared With 2009:  IRLCs increased by 46% during 2010 compared to 2009 due to the significant refinance activity in 2010 as well as the increase in wholesale/correspondent volume as further described below. Total closings increased 30% during 2010 compared to 2009 which were comprised of a 32% increase in purchase closings and a 30% increase in refinance closings. The higher purchase closings in 2010 were primarily driven by an improvement in home sales as compared to 2009 and the acceleration of purchase closings due to the expiration of the home purchase tax credit. The higher refinance closings in 2010 were the result of the significant decline in mortgage rates throughout most of 2010, which generated an increase in refinance activity.

The mix of total closings shifted from a higher percentage of retail closings in 2009 towards more wholesale/correspondent closings in 2010, which was due to our efforts to expand production in this channel.  The increase in wholesale/correspondent originations has allowed us to grow our overall originations and market share.

Mortgage Fees

Retail closings and fee-based closings are key drivers of Mortgage fees.  Mortgage fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings.  Fee income consists of amounts earned related to application and underwriting fees and fees on cancelled loans and appraisal and other income generated by our appraisal services business.  Fee income also consists of amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from our private-label mortgage outsourcing activities.  Fees associated with the origination and acquisition of mortgage loans are recognized as earned.

2011 Compared With 2010:  Mortgage fees increased by $4 million (1%) compared to 2010 primarily due to a 6% increase in retail closings, which was partially offset by a decrease in fee income generated by our appraisal services business.

2010 Compared With 2009:  Mortgage fees increased by $16 million (6%) primarily due to the 5% increase in retail closings during 2010 compared to 2009.

Gain on Mortgage Loans, Net

IRLCs expected to close are the primary driver of Gain on mortgage loans, net.  Gain on mortgage loans, net includes realized and unrealized gains and losses on our mortgage loans, as well as the changes in fair value of our interest rate locks and loan-related derivatives. The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) the estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of our interest rate lock commitments and mortgage loans approximates a whole-loan price, which includes the value of the related mortgage servicing rights. Mortgage servicing rights are recognized and capitalized at the date the loans are sold and subsequent changes in the fair value are recorded in Change in fair value of mortgage servicing rights in the Mortgage Servicing segment.

The components of Gain on mortgage loans, net were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Gain on loans	$482	$624	$552
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(11)	(19)	(20)
Economic hedge results	96	30	78
Total change in fair value of mortgage loans and related derivatives	85	11	58
Total	$567	$635	$610

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

Economic hedge results represent the change in value of mortgage loans, interest rate lock commitments and related derivatives, including the impact of changes in actual pullthrough as compared to our initial assumptions.

2011 Compared With 2010:  Gain on loans decreased by $142 million (23%) compared to 2010 primarily due to a 12% decrease in IRLCs expected to close and lower total margins.  The decrease in total margins was primarily attributable to the lower value of initial capitalized mortgage servicing rates, which resulted from reductions in mortgage interest rates, coupled with slightly lower initial pricing margins compared to 2010.

The $8 million favorable change in fair value of Scratch and Dent and certain non-conforming loans compared to 2010 was primarily due to the sale of Scratch and Dent loans at a gain during 2011, coupled with an increase in the estimated fair value of the remaining population of Scratch and Dent loans.

The $66 million increase in economic hedge results compared to 2010 was primarily driven by lower volatility in mortgage interest rates partially offset by a lower impact from actual pullthrough of mortgage loans, as compared to assumptions.  Interest rates were relatively stable during 2011 compared to 2010 as the significant volatility in interest rates during 2010 led to higher hedge costs and less favorable economic hedge results.

2010 Compared With 2009:  The $72 million increase in gain on loans during 2010 compared to 2009 was primarily due to a 46% increase in interest rate lock commitments expected to close that was partially offset by lower total margins and the higher mix of wholesale/correspondent volume. Although loan pricing margins were slightly higher in 2010 than in 2009, the decrease in total margins during 2010 was primarily attributable to the lower value of initial capitalized mortgage servicing rights resulting from continuing reductions in interest rates and relatively lower servicing values in 2010 compared to 2009.

The $48 million unfavorable variance from the change in economic hedge results was primarily attributable to increased interest rate volatility and higher costs of hedging the larger volume of outstanding IRLCs in 2010 compared to 2009.

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

2011 Compared With 2010:  Mortgage net finance expense increased $8 million (50%) compared to 2010 and was comprised of a $12 million (11%) increase in Mortgage interest expense partially offset by a $4 million (4%) increase in Mortgage interest income.  The increase in Mortgage interest expense was primarily attributable to a higher average volume of loans held for sale that was partially offset by lower average interest rates compared to 2010. Mortgage interest expense was also negatively impacted by higher allocated financing costs related to an increase in the cost of funds rate of outstanding unsecured borrowings.  The increase in mortgage interest income was primarily due to a higher average volume of loans held for sale that was partially offset by lower average note rates on loans resulting from lower mortgage interest rates for conforming first mortgage loans compared to 2010.

2010 Compared With 2009:  Mortgage net finance expense increased $5 million (45%) during 2010 compared to 2009 due to a $23 million (26%) increase in Mortgage interest expense partially offset by an $18 million (23%) increase in Mortgage interest income.  The increase in Mortgage interest expense was primarily attributable to the higher average volume of loans closed to be sold.  The increase in Mortgage interest income was primarily due to the higher average volume of loans held for sale due to the increase in loans closed to be sold partially offset by a lower average note rate on loans held for sale resulting from a decline in mortgage interest rates for conforming first mortgage loans.  Additionally, Mortgage net finance expense was favorably impacted by $14 million in 2010 compared to 2009 as a result of the reallocation of capital between businesses.

Other Income

2011 Compared With 2010:  Other income increased $75 million compared to 2010 which was primarily attributable to a $68 million gain on the 50.1% sale of the equity interests in our appraisal services business (STARS) discussed above under “—Results of Operations—Consolidated Results” and $3 million in earnings from our continued equity interest in the appraisal services business subsequent to the sale.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment consist of salaries, payroll taxes, benefits and incentives paid to employees in our mortgage production operations and commissions paid to employees involved in the loan origination process.

The components of Salaries and related expenses were as follows:

	Year Ended December 31,
	2011	2010	2009
		(In millions)
Salaries, benefits and incentives	$207	$215	$210
Commissions	98	109	106
Contract labor and overtime	36	45	20
Total	$341	$369	$336

Salaries, benefits and incentives are primarily driven by the average number of permanent employees. In 2011, we combined general and administrative functions, as discussed under “—Results of Operations—Segment Results” above, which favorably impacted salaries, benefits and incentives compared to 2010.  Commissions are primarily driven by the volume of retail closings. Contract labor and overtime are primarily driven by origination volumes and consists of overtime paid to permanent employees and amounts paid to temporary and contract personnel.  We continue to balance the number of full-time employees and the use of temporary and contract personnel with anticipated loan origination volumes.

2011 Compared With 2010:  Salaries, benefits and incentives decreased by $8 million compared to 2010 primarily from the combination of general and administrative functions which is allocated to Other expenses in 2011 partially offset by an increase related to a higher average number of permanent employees in the mortgage production operations.  The $11 million decrease in commissions was primarily due to a decline in closings from our real estate channel which have higher commission rates than private label closings.  Despite a 6% increase in total closing volumes, contract labor and overtime decreased by $9 million and was driven by lower application volumes related to lower overall industry volumes and our efforts to improve operational efficiencies in our mortgage production operations.  In response to a decline in mortgage interest rates during the latter half of 2010, our costs associated with contract labor and overtime increased during 2010 to accommodate higher application volumes as many borrowers took advantage of the low interest rate environment which resulted in an increase in refinance activity and IRLCs during that period, which ultimately closed in 2011.

2010 Compared With 2009:  Salaries and related expenses increased by $33 million (10%) during 2010 compared to 2009, due to a $5 million increase in salaries, benefits and incentives, a $25 million increase in contract labor and overtime and a $3 million increase in commissions expense due to higher retail closings.  The increase in salaries, benefits and incentives was primarily due to an increase in salaries and other benefit costs resulting from an increase in permanent employees during 2010 compared to 2009.  The increase in contract labor and overtime was primarily attributable to higher loan origination volumes compared to 2009.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, allocations for corporate overhead and other production related expenses.

The components of Other operating expenses were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Production-related direct expenses	$103	$105	$93
Corporate overhead allocation	71	14	14
Other expenses	77	83	65
Total	$251	$202	$172

Production-related direct expenses represent variable costs directly related to the volume of loan originations and consist of appraisal, underwriting and other direct loan origination expenses. These expenses are incurred during the loan origination process and are primarily driven by applications.  Corporate overhead allocation consists of segment allocations of general and administrative costs.  In 2011, certain additional general and administrative functions were combined as discussed under “—Results of Operations—Segment Results” above.  Other expenses consist of other production-related expenses that include, but are not limited to professional fees, information technology costs, outsourcing fees and customer service expenses.

2011 Compared With 2010:  Production-related direct expenses decreased slightly compared to 2010 despite a 6% increase retail closings.  Corporate overhead allocation was unfavorably impacted by $57 million from the combination of general and administrative functions coupled with further investments in our information technology platform and enterprise risk management process.  The $6 million decrease in other expenses primarily resulted from $10 million of direct expenses incurred during 2010 associated with executing our transformation plan and a $7 million reduction in information technology expenses resulting from the combination of general and administrative functions discussed above that were partially offset by an increase in expenses associated with legal and regulatory compliance activities, customer service and other expenses resulting from the high level of refinance activity and IRLCs experienced during the latter half of 2010, which ultimately closed in 2011.

2010 Compared With 2009:  Other operating expenses increased by $30 million (17%) during 2010 compared to 2009 primarily due to an increase in production-related direct expenses from an increase in total closings and retail originations coupled with an increase in other expenses primarily related to a $12 million increase in costs associated with executing our transformation plan.

Mortgage Servicing Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
	2011	2010	2009
	($ In millions)
Ending total loan servicing portfolio	$182,387	$166,075	$151,481
Number of loans serviced	1,063,884	1,005,950	954,063
Ending capitalized loan servicing portfolio	$147,088	$134,753	$127,700
Capitalized servicing rate	0.82%	1.07%	1.11%
Capitalized servicing multiple	2.7	3.5	3.6
Weighted-average servicing fee (in basis points)	31	30	31

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Average total loan servicing portfolio	$174,332	$156,825	$149,628
Average capitalized loan servicing portfolio	142,128	130,462	127,108
Payoffs and principal curtailments of capitalized portfolio	25,168	25,887	29,117

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Mortgage interest income	$15	$15	$12
Mortgage interest expense	(76)	(69)	(61)
Mortgage net finance expense	(61)	(54)	(49)
Loan servicing income	456	415	431
Change in fair value of mortgage servicing rights	(733)	(427)	(280)
Net derivative loss related to mortgage servicing rights	(3)	—	—
Valuation adjustments related to mortgage servicing rights, net	(736)	(427)	(280)
Net loan servicing (loss) income	(280)	(12)	151
Other (expense) income	(2)	3	(20)
Net revenues	(343)	(63)	82
Salaries and related expenses	33	37	39
Occupancy and other office expenses	10	9	9
Other depreciation and amortization	1	1	1
Other operating expenses	170	131	118
Total expenses	214	178	167
Segment loss	$(557)	$(241)	$(85)

Mortgage Net Finance Expense

Mortgage net finance expense allocable to the Mortgage Servicing segment consists of interest income from escrow balances, income from investment balances (including investments held in reinsurance trusts) and interest expense allocated on debt used to fund our Mortgage servicing rights (“MSRs”), which is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings.

2011 Compared With 2010:  Mortgage net finance expense increased by $7 million (13%) compared to 2010 primarily due to an increase in the interest expense allocated to fund our MSRs resulting from a higher average MSR balance.  The low interest rate environment has continued to significantly reduce the earnings opportunity related to our escrow balances as the ending one-month LIBOR rate at December 31, 2011 was 30 basis points.

2010 Compared With 2009:  Mortgage net finance expense increased by $5 million (10%) during 2010 compared to 2009 due to an $8 million (13%) increase in Mortgage interest expense partially offset by a $3 million (25%) increase in Mortgage interest income. During 2010, Mortgage interest expense and Mortgage interest income both increased by $6 million compared to 2009 due to the consolidation of a mortgage loan securitization trust resulting from the adoption of accounting standards updates to ASC 810, “Consolidation”, whereby we consolidated securitized mortgage loans and the related debt certificates.  Mortgage interest income has continued to be reduced by lower short-term interest rates as escrow balances earn income based on one-month LIBOR.  The ending one-month LIBOR rate at December 31, 2010 was 26 basis points, which has continued to significantly reduce the earnings opportunity related to our escrow balances.

Loan Servicing Income

The components of Loan servicing income were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net service fee revenue	$440	$401	$422
Late fees and other ancillary servicing revenue	61	66	58
Curtailment interest paid to investors	(29)	(33)	(44)
Net reinsurance loss	(16)	(19)	(5)
Total	$456	$415	$431

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

2011 Compared With 2010:  The $39 million increase in net service fee revenue was primarily due to a 9% increase in the average capitalized loan servicing portfolio compared to 2010 coupled with a slight increase in the weighted average servicing fee.  The $5 million decrease in late fees and other ancillary servicing revenue was due to a decrease in other ancillary revenue generated by our appraisal services business, the sale of which is discussed above under “—Results of Operations—Consolidated Results”.  Curtailment interest paid to investors decreased by $4 million compared to 2010 due to a 3% decrease in loan payoffs in our total loan servicing portfolio during 2011 compared to 2010.  The $3 million decrease in net reinsurance loss was primarily attributable to a $7 million decrease in the provision for reinsurance reserves resulting from lower delinquencies associated with reinsured loans which was partially offset by a $4 million decrease in premiums earned related to outstanding reinsurance agreements which have continued in runoff status.

2010 Compared With 2009:  The $21 million decrease in net service fee revenue was primarily due to the sale of excess servicing associated with a portion of our MSRs executed during the fourth quarter of 2009 and a slight decrease in the weighted average servicing fee that were partially offset by a 5% increase in the average loan servicing portfolio.  The increase in late fees and other ancillary servicing revenue was due to $5 million in servicer incentives earned under federal government modification programs, a $4 million increase in tax service fees attributable to a 30% increase in total closings and a $2 million increase in late fees related to timing of payments on delinquent mortgage loans.  The $11 million decrease in curtailment interest paid to investors was primarily due to a 9% decrease in loans included in our loan servicing portfolio that paid off during 2010 compared to 2009.  The $14 million increase in net reinsurance loss was primarily attributable to an $8 million increase in the provision for reinsurance-related reserves due to higher delinquencies associated with reinsured loans coupled with a $6 million decrease in premiums earned related to outstanding reinsurance agreements which were placed into runoff during 2009.

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

The components of Changes in fair value of mortgage servicing rights were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Actual prepayments of the underlying mortgage loans	$(164)	$(184)	$(244)
Actual receipts of recurring cash flows	(48)	(41)	(56)
Credit-related fair value adjustments	(11)	(36)	(91)
Market-related fair value adjustments	(510)	(166)	111
Total	$(733)	$(427)	$(280)

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

2011 Compared With 2010:  The $20 million decrease in actual prepayments of the underlying mortgage loans compared to 2010 was primarily due to a 7% decrease in loan payoffs in the capitalized loan servicing portfolio and a 4 basis point decrease in the average MSR value of prepayments.

Credit-related fair value adjustments decreased the value of our MSRs by $11 million during 2011 compared to $36 million during 2010.  The favorable credit-related fair value adjustments compared to 2010 were primarily due to an improvement in total delinquencies, foreclosures and real estate owned coupled with a decrease in projected delinquencies and foreclosures.  The $36 million unfavorable credit-related adjustment during 2010 was primarily due to elevated projected delinquencies and foreclosures in the capitalized portfolio.

Market-related fair value adjustments decreased the value of our MSRs by $510 million during 2011 compared to $166 million during 2010. The $510 million decrease during 2011 was primarily attributable to a decrease in mortgage interest rates, coupled with a $40 million unfavorable change resulting from an increase in projected costs associated with servicing delinquent and foreclosed loans as well as a $20 million unfavorable change resulting from an increase in projected prepayments associated with the implementation of the revised Home Affordability Refinance Program.  During 2011, the primary mortgage rate used to value our MSR declined by 93 bps, which resulted in an increase in expected prepayments from increased refinance activity.  The $166 million decrease during 2010 was primarily due to a decrease in mortgage interest rates which led to higher expected prepayments.  During 2010, the primary mortgage rate used to value our MSR declined by 41 bps.

2010 Compared With 2009:  The $60 million decrease in actual prepayments of the underlying loans compared to 2009 was attributable to a 12% decrease in loan payoffs.  Additionally, the average MSR value of prepayments was 14 basis points lower for 2010 compared to 2009.

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

Net Derivative Loss Related to Mortgage Servicing Rights: From time-to-time, we may use a combination of derivative instruments to protect against potential adverse changes in the fair value of our MSRs resulting from a decline in interest rates. The change in fair value of derivatives is intended to react in the opposite direction of the market-related change in the fair value of MSRs, and generally increase in value as interest rates decline and decrease in value as interest rates rise.  The amount and composition of derivatives used depends on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the increased earnings generated by origination of new loans resulting from the decline in interest rates.  During the third quarter of 2011, we made the decision to hedge a small portion of our risk related to MSRs.

The value of derivatives related to our MSRs decreased by $3 million during 2011.  There were no open derivatives related to MSRs for 2010 and 2009.

Refer to “—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives as of December 31, 2011.

Other (Expense) Income

Other (expense) income allocable to the Mortgage Servicing segment primarily consists of the change in the net fair value of a mortgage securitization trust where we hold a residual interest.  These residual interests were sold during the first quarter of 2012. For further information see Note 23, “Subsequent Events” in the accompanying Notes to Consolidated Financial Statements.

2011 Compared With 2010:  The $5 million unfavorable change compared to 2010 was primarily due to an increase in projected credit losses of the underlying securitized mortgage loans.

2010 Compared With 2009:  Other (expense) income changed favorably by $23 million compared to 2009 due to changes in the fair value of Investment securities during 2009, which were primarily attributable to significant increases in the delinquency of the underlying mortgage loans and an acceleration of our assumption of projected losses, which caused a decline in the expected cash flows from the underlying securities.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Servicing segment consist of salaries, payroll taxes, benefits and incentives paid to employees in our servicing operations.  In 2011, we combined general administrative functions, as discussed under “—Results of Operations—Segment Results” above, which favorably impacted Salaries and related expenses compared to 2010.

2011 Compared With 2010:  The $4 million (11%) decrease in salaries and related expenses compared to 2010 was primarily attributable to the combination of general and administrative functions, which is allocated to Other operating expenses in 2011.

Other Operating Expenses

The following table presents a summary of Other operating expenses:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Foreclosure-related charges	$80	$72	$70
Corporate overhead allocation	15	3	3
Other expenses	75	56	45
Total	$170	$131	$118

Foreclosure-related charges are driven by the volume of repurchase and indemnification requests as well as expected loss severities which are impacted by various economic factors including delinquency rates and home price values.  Corporate overhead allocation relates to segment allocations of general and administrative costs.  In 2011, certain additional general and administrative functions were combined as discussed under “—Results of Operations—Segment Results” above. Other expenses include operating expenses of the Mortgage Servicing segment, including costs directly associated with servicing loans in foreclosure and real estate owned, professional fees and outsourcing fees.

2011 Compared With 2010:  The continuing high levels of repurchase requests, primarily from the agencies, and loss severities contributed to $80 million in foreclosure-related charges during 2011.  The pipeline of unresolved repurchase requests was 35% larger at the end of 2011 compared to 2010.  The $72 million in foreclosure-related charges during 2010 was primarily due to the timing of repurchases, indemnifications and make-whole payments on defaulted loans.  Corporate overhead allocation was unfavorably impacted by $12 million from the combination of general and administrative functions and further investments in our information technology platform and enterprise risk management process.  The $19 million increase in other expenses was primarily attributable to a $12 million increase in expenses associated with servicing delinquent and foreclosed loans and real estate owned, including provisions for compensatory fees and litigation costs related to foreclosure processing.

2010 Compared With 2009:  Foreclosure-related charges changed unfavorable by $2 million primarily due to the persistence of loan repurchases and indemnifications and the related impact on loss provisions.  Other expenses increased by $11 million (24%) during 2010 compared to 2009 primarily related to a $5 million increase in direct expenses associated with a sustained elevation of delinquencies and foreclosures in our mortgage servicing portfolio and a $4 million increase in costs associated with executing our transformation plan.

Fleet Management Services Segment

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Year Ended December 31,
	2011	2010	2009
	(In thousands of units)
Leased vehicles	274	290	314
Maintenance service cards	324	287	275
Fuel cards	295	276	282
Accident management vehicles	298	290	305

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Fleet management fees	$173	$157	$150
Fleet lease income	1,400	1,370	1,441
Other income	73	66	58
Net revenues	1,646	1,593	1,649
Salaries and related expenses	62	75	86
Occupancy and other office expenses	15	17	18
Depreciation on operating leases	1,223	1,224	1,267
Fleet interest expense	82	94	95
Other depreciation and amortization	11	11	11
Other operating expenses	178	109	118
Total expenses	1,571	1,530	1,595
Segment profit	$75	$63	$54

Fleet Management Fees

The drivers of Fleet management fees are leased vehicles and service unit counts as well as the usage of fee-based services. Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. During the second half of 2010, we added transportation safety training services through the acquisition of the assets of a former supplier which has positively impacted Fleet management fees during 2011 and 2010.

2011 Compared With 2010:  Fleet management fees increased by $16 million (10%) compared to 2010 primarily due to a full-year realization of operating results from the additional driver safety training service fees coupled with higher usage of fee-based and asset-based fleet management services, and an increase in service unit volume.

2010 Compared With 2009:  Fleet management fees increased by $7 million (5%) during 2010 compared to 2009 primarily due to the higher usage of fee-based fleet management services, partially offset by lower average leased vehicles and service unit counts. Fleet management fees were also positively impacted in 2010 by the addition of driver safety training service fees.

Fleet Lease Income

The following table presents a summary of the components of Fleet lease income:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Leasing revenue	$1,344	$1,347	$1,397
Operating lease syndication revenue	56	23	44
Total	$1,400	$1,370	$1,441

Fleet lease income consists of leasing revenue related to operating and direct financing leases as well as the gross sales proceeds associated with our operating lease syndications. We originate certain leases with the intention of syndicating to banks and other financial institutions, which includes the sale of the underlying assets and assignment of any rights to the leases. Upon the transfer and assignment we record the proceeds from the sale within Fleet lease income and recognize the cost of goods sold within Other operating expenses for the undepreciated cost of the asset sold.

Leasing revenue related to operating leases consists of an interest component for the funding cost inherent in the lease as well as a depreciation component for the cost of the vehicles under lease.  Leasing revenue related to direct financing leases consists of an interest component for the funding cost inherent in the lease.

2011 Compared With 2010:  Fleet lease income increased by $30 million (2%) compared to 2010 primarily due to a $33 million increase in operating lease syndication revenue related to the amount of lease syndications coupled with an increase in leasing revenues attributable to a change in the mix of our net investment in leases to a greater amount of vehicles under operating leases from direct financing leases.  These increases were partially offset by lower leasing revenue from a decrease in the average number of leased vehicles.

2010 Compared With 2009:  Fleet lease income decreased by $71 million (5%) during 2010 compared to 2009 due to the 8% decrease in the average number of leased vehicles coupled with a decrease in operating lease syndication revenue resulting from a decrease in the amount of lease syndications during 2010 compared to 2009.

Other Income

Other income primarily consists of gross sales proceeds from our owned vehicle dealerships and the gain or loss from the sale of used vehicles.  The cost of vehicles sold from our owned dealerships is included in cost of goods sold within Other operating expenses.  During 2011 and 2010, we have seen a strong market for used vehicle sales which have positively impacted our segment profit during those periods; however this trend may not continue during 2012.

2011 Compared With 2010:  Other income increased by $7 million (11%) compared to 2010 primarily due to gains on the sale of used vehicles and vehicle sales to retail customers at our dealerships.

2010 Compared With 2009:   Other income increased by $8 million (14%) compared to 2009 primarily due to gains on the sale of used vehicles and vehicle sales to retail customers at our dealerships.

Salaries and Related Expenses

Salaries and related expenses allocable to the Fleet Management Services segment consist of salaries, payroll taxes, benefits and incentives paid to employees in our fleet services operations. In 2011, we combined general administrative functions, as discussed under “—Results of Operations—Segment Results” above, which favorably impacted Salaries and related expenses compared to 2010.

2011 Compared With 2010:  Salaries and related expenses decreased by $13 million (17%) compared to 2010 primarily from the combination of general and administrative functions which is allocated to Other operating expenses in 2011 and lower overall incentive and benefit compensation.

2010 Compared With 2009:  Salaries and related expenses decreased by $11 million (13%) during 2010 compared to 2009 primarily due to a $7 million decrease related to the reduction in the average number of employees and a $4 million decrease related to a reduction in incentive compensation.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our vehicles under operating leases included in Net investment in fleet leases.

2011 Compared With 2010:  Depreciation on operating leases decreased by $1 million compared to 2010 primarily due to a 6% decrease in average leased vehicle units partially offset by the impact of higher depreciation associated with an increase in purchases of new vehicles under lease compared to 2010.

2010 Compared With 2009:  Depreciation on operating leases during 2010 decreased by $43 million (3%) compared to 2009 primarily due to an 8% decrease in vehicles under operating leases, partially offset by the impact of higher depreciation associated with an increase in purchases of new vehicles under lease compared to 2009.

Fleet Interest Expense

Fleet interest expense is primarily driven by the average volume and cost of funds rate of outstanding borrowings and consists of interest expense associated with borrowings related to leased vehicles, changes in market values of interest rate cap agreements related to vehicle asset-backed debt and amortization of deferred financing fees.

2011 Compared With 2010:  Fleet interest expense decreased by $12 million (13%) compared to 2010 primarily due to a favorable change in the cost of funds rates resulting from debt renewals and a decrease in the amortization of deferred financing fees.  Fleet interest expense was also favorable by $3 million compared to 2010 related to changes in fair value of interest rate cap agreements associated with vehicle management asset-backed debt.

2010 Compared With 2009:  Fleet interest expense decreased by $1 million compared to 2009 primarily due to a decrease in short-term interest rates related to borrowings associated with leased vehicles and lower average outstanding borrowings that were partially offset by an unfavorable change in the market value of interest rate cap agreements related to vehicle management asset-backed debt and an increase in the amortization of deferred financing fees during 2010 compared to 2009. The one-month LIBOR, which is used as a benchmark for short-term interest rates, was 6 basis points lower, on average, during 2010 compared to 2009.

Other Operating Expenses

The following table presents a summary of the components of Other operating expenses:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cost of goods sold	$102	$67	$84
Corporate overhead allocation	44	10	10
Other expenses	32	32	24
Total	$178	$109	$118

Cost of goods sold represents the acquisition cost of vehicles at our dealerships and the carrying value of certain operating leases syndicated to banks and other financial institutions.  The gross sales proceeds from our owned dealerships are included in Other income and the proceeds from syndications are recorded within Fleet lease income.

Corporate overhead allocation relates to segment allocations of general and administrative costs.  In 2011, certain additional general and administrative functions were combined as discussed under “—Results of Operations—Segment Results” above.

2011 Compared With 2010:  The $35 million increase in cost of goods sold compared to 2010 was primarily attributable to an increase in the amount of lease syndication volume coupled with an increase in vehicle sales at our dealerships.  Corporate overhead allocation was unfavorably impacted by $34 million from the combination of general and administrative functions coupled with further investments in our information technology platform and enterprise risk management process.  Other expenses remained constant compared to 2010 primarily due to expenses resulting from the addition of driver safety training services that was partially offset by costs incurred during 2010 associated with executing our transformation plan.

2010 Compared With 2009:  The $17 million decrease in cost of goods sold compared to 2009 was primarily due to a decrease in lease syndication volume that was partially offset by an increase in cost of goods sold from our dealerships.  The increase in other expenses was primarily attributable to an increase in corporate overhead costs associated with executing our transformation plan.

RISK MANAGEMENT

In the normal course of business we are exposed to various risks including, but not limited to, interest rate risk, consumer credit risk, commercial credit risk, counterparty credit risk, liquidity risk and foreign exchange risk. The Finance and Risk Management Committee of the Board of Directors provides oversight with respect to the assessment of our overall capital structure and its impact on the generation of appropriate risk adjusted returns, as well as the existence, operation and effectiveness of our risk management programs, policies and practices. Our Chief Risk Officer, working with each of our businesses, oversees governance processes and monitoring of these risks including the establishment of risk strategy and documentation of risk policies and controls.

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

Our Mortgage business is subject to variability in results of operations in both the Mortgage Production and Mortgage Servicing segments due to fluctuations in interest rates. In a declining interest rate environment, we would expect our Mortgage Production segment’s results of operations to be positively impacted by higher loan origination volumes and loan margins. On the contrary, we would expect the results of operations of our Mortgage Servicing segment to decline due to higher actual and projected loan prepayments related to our capitalized loan servicing portfolio. In a rising interest rate environment, we would expect a negative impact on the results of operations of our Mortgage Production segment and our Mortgage Servicing segment’s results of operations to be positively impacted. The interaction between the results of operations of our Mortgage Production and Mortgage Servicing segments is a core component of our overall interest rate risk strategy.

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

Mortgage Loans and Interest Rate Lock Commitments

Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding.  Our Mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and our Interest rate lock commitments are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market.  As such, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) through the date of sale into the secondary mortgage market. Loan commitments generally range between 30 and 90 days; and our holding period of the mortgage loan from funding to sale is typically within 30 days.

A combination of options and forward delivery commitments on mortgage-backed securities or whole loans are used to hedge our commitments to fund mortgages and loans held for sale.  These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to us.  Our expectation of how many of our interest rate lock commitments will ultimately close is a key factor in determining the notional amount of derivatives used in hedging the position.

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

We consider the estimated benefit of new originations on our Mortgage Production segment’s results of operations to determine the net economic value change from a decline in interest rates, and we continuously evaluate our ability to replenish lost MSR value and cash flow due to increased prepayments.  During the year ended December 31, 2011, we replenished approximately 189% of the unpaid principal balance of loans in our servicing portfolio that paid off during the year.  Loan payoffs in our capitalized servicing portfolio were $19.8 billion, as compared to additions of $37.5 billion.

This risk management approach requires management to make assumptions with regards to future replenishment rates, loan margins, the value of additions to MSRs and loan origination costs. Many factors can impact these estimates, including loan pricing margins, the availability of liquidity to fund additions to our capitalized MSRs and the ability to adjust staffing levels to meet changing consumer demand.

During the year ended December 31, 2011, we entered into derivative contracts to hedge a portion of the interest rate associated with our MSRs.  Although the notional amount of these derivatives was less than 1% of unpaid principal balance of the MSRs, we entered into these derivative contracts to ensure there would be an adequate cushion above the leverage and net worth covenants of our debt facilities to fund the increase in origination volume if rates moved down further, given the leverage covenant of debt-to-tangible net worth of 6.5 to 1.  As rates decline, the increase in mortgage asset-backed debt, coupled with the decline in value of MSRs resulting from lower mortgage rates, could have the effect of increasing indebtedness to tangible net worth ratio in the short term.

Refer to “—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of assets and liabilities sensitive to interest rates.

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

We are not subject to the majority of the credit-related risks inherent in maintaining a mortgage loan portfolio because loans are not held for investment purposes. Nearly all mortgage loans originated are sold in the secondary mortgage market within 30 days of origination.  Conforming loan sales are primarily in the form of mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

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

Loan performance is an indicator of the inherent risk associated with our origination and servicing activities.  The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with capitalized Mortgage servicing rights as well as loans subserviced for others:

	As of December 31,
	2011	2010
Portfolio Delinquency:(1)
30 days	1.83%	2.01%
60 days	0.51%	0.60%
90 days or more	0.95%	1.27%
Total	3.29%	3.88%
Foreclosure/real estate owned(2)	1.85%	2.37%

(1)	Represents the total loan servicing portfolio delinquencies as a percentage of the total unpaid principal balance of the portfolio.

(2)	As of December 31, 2011 and 2010 there were loans in foreclosure with unpaid principal balances of $2.8 billion and $3.3 billion, respectively.

As of December 31,
	2011	2010
Major Geographical Concentrations:
California	15.5%	14.4%
Florida	6.4%	6.8%
New York	6.3%	6.3%
New Jersey	5.9%	6.2%
Other	65.9%	66.3%

The following table summarizes the percentage of loans that are greater than 90 days delinquent, in foreclosure and real estate owned based on the unpaid principal balance for significant geographical concentrations:

As of December 31, 2011
Florida	15.4%
California	10.9%
New Jersey	10.3%
New York	7.3%
Illinois	5.6%

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

During the year ended December 31, 2011, we experienced increases in actual and projected repurchases and indemnifications associated with the representations and warranties that we provide to purchasers and insurers of our sold loans.  These increases are expected to remain at elevated levels during 2012, and are primarily due to continued high levels of repurchase requests, delinquencies and lower home values.  These trends are considered in the determination of our foreclosure-related reserves; however, changes in these trends and other economic factors as well as the level and composition of our mortgage production volumes will impact the balance of our foreclosure-related reserves.

Foreclosure-related reserves are maintained for the liabilities for probable losses related to repurchase and indemnification obligations and related to on-balance sheet loans in foreclosure and real estate owned.

Foreclosure-related reserves consist of the following:

	As of December 31,
	2011	2010
	(In millions)
Loan repurchase and indemnification liability	$95	$74
Allowance for probable foreclosure losses	19	22
Adjustment to value for real estate owned	13	15
Total	$127	$111

A summary of the activity in foreclosure-related reserves is as follows:

	Year Ended December 31,
	2011	2010
	(In millions)
Balance, beginning of period	$111	$86
Realized foreclosure losses	(82)	(63)
Increase in reserves due to:
Changes in assumptions	80	74
New loan sales	18	14
Balance, end of period	$127	$111

Loan Repurchase & Indemnification Liability

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	As of December 31, 2011			As of December 31, 2010
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total	Requests	Requests	Total
	(In millions)
Agency Invested:
Claim pending (1)	$33	$1	$34	$9	$1	$10
Appealed (2)	24	10	34	34	22	56
Open to review (3)	101	14	115	50	9	59
Agency requests	158	25	183	93	32	125
Private Invested:
Claim pending (1)	3	—	3	1	2	3
Appealed (2)	17	3	20	15	7	22
Open to review (3)	12	4	16	13	2	15
Private requests	32	7	39	29	11	40
Total	$190	$32	$222	$122	$43	$165

____________

(1)	Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)

Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant. Based on claims received and appealed during the year ended December 31, 2011 that have been resolved, we were successful in refuting over 90% of claims appealed.

(3)	Open to review status represents loans where we have not completed our review process. We appealed approximately 70% of claims received and reviewed during the year ended December 31, 2011.

Approximately 70% and 74% of the unpaid principal balance of our unresolved repurchase requests relates to loans originated between 2005-2008 as of December 31, 2011 and 2010, respectively.

Mortgage Loans in Foreclosure & Real Estate Owned

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of December 31, 2011, mortgage loans in foreclosure were $93 million, net of an allowance for probable losses of $19 million, and were included in Other assets in the accompanying Consolidated Balance Sheets.

Real estate owned, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of December 31, 2011, real estate owned were $38 million, net of a $13 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Consolidated Balance Sheets.

See Note 13, “Credit Risk”, in the accompanying Notes to Consolidated Financial Statements for additional information regarding our foreclosure-related reserves.

See “Part I—Item 1A. Risk Factors—Risks Related to our Company—Losses incurred in connection with actual or projected loan repurchase and indemnification claims may exceed our financial statement reserves and we may be required to increase such reserves in the future. Increases to our reserves and losses incurred in connection with actual loan repurchases and indemnification payments could have a material adverse effect on our business, financial position, results of operation or cash flows.”

Mortgage Reinsurance

We have exposure to consumer credit risk through losses from two contracts with primary mortgage insurance companies, that are inactive and in runoff.  Our exposure to losses through these reinsurance contracts is based on mortgage loans pooled by year of origination. As of December 31, 2011, the contractual reinsurance period for each pool was 10 years and the weighted-average remaining reinsurance period was 4 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers.

We are required to hold securities in trust related to this potential obligation, which were $226 million as of December 31, 2011 and were included in Restricted cash, cash equivalents and investments in the accompanying Consolidated Balance Sheets. As of December 31, 2011, a liability of $84 million was included in Other liabilities in the accompanying Consolidated Balance Sheets for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis.  During 2011, we recorded an expense associated with the liability for estimated losses of $36 million within Loan servicing income in the accompanying Consolidated Statements of Operations.

A summary of the activity in reinsurance-related reserves is as follows:

	Year Ended December 31,
	2011	2010
	(In millions)
Balance, beginning of period	$113	$108
Realized reinsurance losses	(65)	(38)
Increase in liability for reinsurance losses(1)	36	43
Balance, end of period	$84	$113

____________

(1)	The increase in reinsurance reserves is recorded as an expense within Loan servicing income in the accompanying Consolidated Statements of Operations.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of December 31, 2011:

		Maximum			Foreclosures/
	Unpaid	Potential	Average		Real estate
	Principal	Exposure to	Credit		owned/
	Balance (UPB)	Reinsurance Loss	Score(3)	Delinquencies(1)(3)	Bankruptcies(2)(3)
	($ In millions)
Year of Origination:
2003 and prior	$1,085	$218	691	6.44%	6.00%
2004	788	95	691	5.38%	7.63%
2005	779	30	693	6.40%	10.38%
2006	515	5	692	6.92%	14.01%
2007	1,061	18	700	5.76%	12.31%
2008	1,788	57	724	3.66%	4.71%
2009	380	7	758	0.38%	0.05%
Total	$6,396	$430	706	5.19%	7.78%

_______________

(1)	Represents delinquent mortgage loans for which payments are 60 days or more outstanding as a percentage of the total unpaid principal balance.

(2)	Calculated as a percentage of the total unpaid principal balance.

(3)	Based on September 30, 2011 data.

The following table summarizes the geographical concentration and defaults for loans subject to reinsurance in states representing more than 5% of the total outstanding reinsurance as of September 30, 2011:

	Percent of Outstanding Reinsurance	Defaults(1)
Pennsylvania	8.0%	12.7%
Texas	7.4%	6.9%
Minnesota	7.2%	9.9%
New Jersey	5.9%	21.1%
Florida	5.9%	23.3%
Illinois	5.4%	17.7%
New York	5.1%	15.4%

____________

(1)	Represents delinquent mortgage loans for which payments are 60 days or more outstanding, foreclosure, real estate owned and bankruptcies as a percentage of the total unpaid principal balance.

We record a liability for mortgage reinsurance losses when losses are incurred. The projections used in the development of our liability for mortgage reinsurance assume we will incur losses related to reinsured mortgage loans originated from 2003 through 2009. While the maximum potential exposure to reinsurance losses as of December 31, 2011 was $430 million, our total expected losses to be incurred over the remaining term of the reinsurance agreements was $130 million, of which $53 million relates to loans originated from 2005 through 2007. We record incurred and incurred but not reported losses as of the balance sheet date, rather than the maximum potential future exposure to reinsurance losses. Expected future losses and expected future premiums are considered in determining whether or not an additional premium deficiency reserve is required. Expected future premium revenue to be earned over the remaining term of the reinsurance contracts is estimated to be $48 million. Based upon our estimates of expected future losses and expected future premiums, no premium deficiency reserve is required.

See Note 13, “Credit Risk” in the accompanying Notes to Consolidated Financial Statements.

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

Vehicle leases are primarily classified as operating leases; however, as of December 31, 2011, direct financing leases comprised 2% of our Net investment in fleet leases and related receivables that were greater than 90 days delinquent were $15 million.

Historical credit losses for receivables related to vehicle leasing and fleet management services have not been significant and as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.09% in any of the last three fiscal years.

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

As of December 31, 2011, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

The Mortgage Production segment has exposure to risk related to the volume of transactions with individual counterparties of our Mortgage Production segment. During the year ended December 31, 2011, approximately 22% and 21% of our mortgage loan originations were derived from our relationships with Realogy and its affiliates, and Merrill Lynch Home Loans, a division of Bank of America, National Association, respectively. The insolvency or inability for Realogy or Merrill Lynch to perform their obligations under their respective agreements with us could have a negative impact on our Mortgage Production segment.

The Mortgage Servicing segment has exposure to risk associated with the amount of our servicing portfolio for which we must maintain compliance with the requirements of the GSE servicing guides. As of December 31, 2011, 70% of our servicing portfolio relates to loans governed by these servicing guides.

For the year ended December 31, 2011, the Fleet Management Services segment had no significant client concentrations as no client represented more than 5% of the Net revenues of the business.

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

See “Part I—Item 1A. Risk Factors—Risks Related to our Company—Our senior unsecured long-term debt ratings are below investment grade (and were subject to a downgrade in December 2011) and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.” and “Part I—Item 1A.

Risk Factors—Risks Related to our Company— We are currently pursuing various alternatives to improve our liquidity in order to fulfill upcoming debt maturities.  We cannot assure you that our efforts will be successful or that future ratings actions will not occur.” for more information.

Foreign Exchange Risk

We also have exposure to foreign exchange risk through: (i) our investment in our Canadian operations; (ii) any U.S. dollar borrowing arrangements we may enter into to fund Canadian dollar denominated leases and operations; and (iii) any foreign exchange forward contracts that we may enter into. Currency swap agreements may be used to manage such risk.

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

We are continuing to monitor developments in regulations that may impact our businesses including the Dodd-Frank Act and ongoing GSE reforms that could have a material impact on our liquidity. See “—Item 1A. Risk Factors—Risks Related to our Company—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” and “We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.” for more information.

As of December 31, 2011, our near-term unsecured debt maturities included $250 million of Convertible notes due April 15, 2012 and $421 million of Term notes due March 1, 2013.  Although we did not have any outstanding borrowings under the Amended Credit Facility as of December 31, 2011, commitments under the Amended Credit Facility expire on February 29, 2012.  We intend to extend these commitments for an additional year on February 29, 2012 as we expect to meet all of the renewal conditions, including the payment of extension fees and the maintenance of minimum liquidity, among other provisions.

Although we expect the Amended Credit Facility to renew for an additional year, our current credit ratings and capital position may inhibit our ability to access the capital markets when we seek financing, including any future renewal of our Amended Credit Facility beginning in 2013.  As a result there can be no assurances that we will have access to the Amended Credit Facility after February 28, 2013 on the terms that currently exist, if at all, or that the Amended Credit Facility will remain on an unsecured basis.

We have historically been reliant on accessing the capital markets for unsecured debt in order to refinance or extend the maturities of our unsecured debt at the parent company level.  There has been a prolonged period of uncertainty and volatility in the economy, which may impair or limit our access to unsecured funding.  On December 21, 2011, S&P lowered our senior unsecured debt rating two notches to BB- with a negative outlook.  In January 2012, both Fitch and Moody’s maintained our current ratings, but placed us on negative watch or outlook.   Due to our senior unsecured long-term debt credit ratings being below investment grade and as a result of the recent ratings actions, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets.

For more information, see “Part I—Item 1A. Risk Factors—Risks Related to our Company— We are substantially dependent upon our secured and unsecured funding arrangements. If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all, which would have a material adverse effect on our business, financial position, results of operations and cash flows.”

Liquidity and Capital Plan

As a result of recent events and in order to focus on our near-term unsecured debt maturities, we are focused on liquidity and cash generation during the near term as we deal with the uncertainties in the capital markets and the broader economic challenges.  Our goals for 2012 include a focus on increasing liquidity and cash flow generation, addressing our 2012 and 2013 debt maturities and negotiating the extension of our unsecured revolving credit facility.  During December 2011, we successfully issued $100 million of 9.25% Senior Notes due 2016 under an existing indenture.  On December 31, 2011, we had $414 million of unrestricted Cash and cash equivalents and we have taken the following actions in 2012 to improve our liquidity and capital position:

▪                  on January 17, 2012, we issued $250 million of 6.00% Convertible Senior Notes due 2017; and

▪                  in January 2012, we repurchased $48 million of the 2012 Convertible notes due April 15, 2012.

In addition to these measures, we have developed a liquidity and capital plan consisting of various steps to improve our liquidity and capital position, which may involve one or more of the following:

(i)             focusing our efforts to ensure that our operations are cash flow positive, which may include reductions in our correspondent mortgage originations and capital expenditures;

(ii)          disposition of assets that are not necessary to support our business strategies, which may include the assets of our reinsurance business; and

(iii)       generating mortgage servicing rights with minimal use of cash.

We will continue to actively refine our liquidity plan and intend to take all appropriate actions in an effort to ensure we have more than adequate liquidity to meet our debt maturities and other liabilities.  We believe that the execution of our liquidity and capital plan will provide sufficient liquidity to meet our debt service obligations and operate our business.

There can be no assurances that we will be successful implementing this plan, or if we are successful, there can be no assurances that our plan will be sufficient to meet our liquidity needs.  Furthermore, the execution of our plan may have a negative impact on our future results of operations, including revenue and net income.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months and to repay our upcoming maturities.  We expect aggregate capital expenditures for 2012 to be between $20 million and $25 million, in comparison to $25 million for 2011.

For more information, see “Part I—Item 1A. Risk Factors—Risks Related to our Company— We are currently pursuing various alternatives to improve our liquidity in order to fulfill upcoming debt maturities.  We cannot assure you that our efforts will be successful or that future ratings actions will not occur.”

Cash Flows

At December 31, 2011, we had $414 million of Cash and cash equivalents, an increase of $219 million from $195 million at December 31, 2010.  The following table summarizes the changes in Cash and cash equivalents:

	Year Ended
	December 31,
	2011	2010	Change
		(In millions)
Cash provided by (used in):
Operating activities	$2,786	$(1,680)	$4,466
Investing activities	(1,331)	(1,040)	(291)
Financing activities	(1,234)	2,768	(4,002)
Effect of changes in exchange rates on Cash and cash equivalents	(2)	(3)	1
Net increase in Cash and cash equivalents	$219	$45	$174

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  In addition to depreciation and amortization, the operating results of our reportable segments are impacted by the following significant non-cash activities:

▪                  Mortgage Production —Capitalization of mortgage servicing rights

▪                  Mortgage Servicing —Change in fair value of mortgage servicing rights

▪                  Fleet Management Services —Depreciation on operating leases

During the year ended December 31, 2011, cash provided by operating activities was $2.8 billion.  This is primarily reflective of $2.3 billion of net cash provided by the significant increase in mortgage loan sales in our Mortgage Production segment. Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing and Fleet Management Services segments that were partially offset by a $251 million net change in cash collateral posted on derivative agreements.

The net cash provided from the operating activities of our Mortgage Production segment resulted from a $1.7 billion decrease in the Mortgage loans held for sale balance in our Consolidated Balance Sheets between December 31, 2011 and 2010, which is the result of timing differences between origination and sale as of the end of each period.  The decrease in Mortgage loans held for sale also resulted in a decrease in Mortgage Asset-Backed Debt as further described in Financing Activities below.

During the year ended December 31, 2010, cash used in our operating activities was $1.7 billion.  This was reflective of $2.6 billion of net cash used to fund the significant increase in mortgage loan originations and in the operating activities of our Mortgage Production segment that was partially offset by cash provided by the operating activities of our Fleet Management Services and Mortgage Servicing segments. The net cash used in the operating activities of our Mortgage Production segment generated the $3.1 billion growth in the Mortgage loans held for sale balance in our Consolidated Balance Sheets between December 31, 2010 and 2009, which is the result of timing differences between origination and sale at the end of each year. The increase in Mortgage loans held for sale was funded by an increase in Mortgage Asset-Backed Debt as further described in Financing Activities below.

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

During the year ended December 31, 2011, cash used in our investing activities was $1.3 billion, which primarily consisted of $1.3 billion in net cash outflows from the purchase and sale of vehicles and a $42 million net increase in Restricted cash, cash equivalents and investments, partially offset by $20 million of net cash inflows from the sale of an interest in our appraisal services business.

During the year ended December 31, 2010, cash used in our investing activities was $1.0 billion, which primarily consisted of $1.1 billion in net cash outflows from the purchase and sale of vehicles due to increased customer demand for vehicle leases, partially offset by a $67 million net decrease in Restricted cash, cash equivalents and investments.

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

During the year ended December 31, 2011, cash used in our financing activities was $1.2 billion and related to $1.3 million of net payments on secured borrowings resulting from the decreased funding requirements for Mortgage loans held for sale described in the Operating Activities section above, offset by $99 million of net proceeds on unsecured borrowings primarily from the issuance of $100 million additional Senior Notes under an existing indenture.

During the year ended December 31, 2010, cash provided by our financing activities was $2.8 billion related to net proceeds from borrowings resulting from the increased funding requirements for Mortgage loans held for sale and net investment in vehicles described in the Operating Activities and Investing Activities sections above.

Secondary Mortgage Market

We rely on the secondary mortgage market for a substantial amount of liquidity to support our mortgage operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market within 30 days of origination, primarily in the form of mortgage-backed securities (“MBS”), asset-backed securities (“ABS”) and whole-loan transactions. A large component of the MBS we sell is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”).

Historically, we have also originated non-agency (or non-conforming) loans that were sold in the secondary mortgage market through the issuance of non-conforming MBS and ABS or whole-loan transactions. We have also publicly issued both non-conforming MBS and ABS that are registered with the Securities and Exchange Commission, in addition to private non-conforming MBS and ABS. Generally, these types of securities have their own credit ratings and require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, and/or private surety guarantees. During 2011, our sales of non-agency loans have been focused on whole-loan sales to specified investors under best-efforts commitments, and we expect this to continue into 2012.

The following table sets forth the composition of our total mortgage loan originations, including fee-based closings, by product type:

	Year Ended December 31,
	2011	2010	2009
Conforming(1)	74%	80%	82%
Non-conforming:
Jumbo(2)	23%	17%	13%
Second lien	2%	3%	5%
Other	1%	— %	— %
Total Non-conforming	26%	20%	18%

_____________

(1)	Represents mortgage loans that conform to the standards of the GSEs (collectively Fannie Mae, Freddie Mac and Ginnie Mae).

(2)	Represents mortgage loans that have loan amounts exceeding the GSE guidelines.

The Agency MBS, whole-loan, and non-conforming markets for mortgage loans have historically provided substantial liquidity for our mortgage loan production operations.  We focus our business process on consistently producing mortgage loans that meet investor requirements to continue to access these markets.  Our loans closed to be sold originated during the year ended December 31, 2011 were primarily conforming.

See “—Overview—Industry Trends” and “Part I—Item 1A. Risk Factors—Risks Related to our Company— Adverse developments in the secondary mortgage market have had, and in the future could have, a material adverse effect on our business, financial position, results of operations and cash flows.” for more information regarding the secondary mortgage market.

Debt

We utilize both secured and unsecured debt as key components of our financing strategy.  Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	December 31,
	2011	2010
	(In millions)
Restricted cash, cash equivalents and investments	$574	$531
Mortgage loans held for sale	2,658	4,329
Net investment in fleet leases	3,515	3,492
Mortgage servicing rights	1,209	1,442
Total	$7,956	$9,794

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

The following table summarizes our debt as of December 31, 2011:

		Total Assets
		Held as
	Balance	Collateral(1)
	(In millions)
Vehicle Management Asset-Backed Debt	$3,118	$3,773
Mortgage Asset-Backed Debt	2,436	2,522
Unsecured Debt	1,339	—
Mortgage Loan Securitization Debt Certificates, at fair value(2)	21	—
Total	$6,914	$6,295

_____________

(1)	Assets held as collateral are not available to pay our general obligations.

(2)	Cash flows of securitized mortgage loans support payment of the debt certificates and creditors of the securitization trust do not have recourse to the Company.

See Note 10, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements for additional information regarding the components of our debt.

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake Funding LLC, to support the acquisition of vehicles used by our Fleet Management Services segment’s U.S. leasing operations and debt issued by Fleet Leasing Receivables Trust (“FLRT”), a special purpose trust, used to finance leases originated by our Canadian fleet operation.

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

As with the Variable-funding notes, certain Term notes contain provisions that allow the outstanding debt to revolve for specified periods of time. During these revolving periods, the monthly collection of lease payments allocable to each outstanding series creates availability to fund the acquisition of vehicles and/or equipment to be leased to customers. Upon expiration, the revolving period of the related series of notes ends and the repayment of principal commences, amortizing monthly with the allocation of lease payments until the notes are paid in full.

Our ability to maintain liquidity through Vehicle management asset-backed debt is dependent on:

▪                  market demand for ABS, specifically demand for ABS collateralized by fleet leases;

▪                  the quality and eligibility of assets underlying the arrangements;

▪                  our ability to negotiate terms acceptable to us;

▪                  maintaining our role as servicer of the underlying lease assets;

▪                  our ability to maintain a sufficient level of eligible assets, collateral or credit enhancements; and

▪                  our ability to comply with certain financial covenants (see “— Debt Covenants” below for additional information).

Vehicle management asset-backed funding arrangements consisted of the following facilities as of December 31, 2011:

				End of	Estimated
		Total	Available	Revolving	Maturity
	Balance	Capacity	Capacity(1)	Period(2)	Date(3)
	(In millions)
Chesapeake 2009-2	$644	n/a	n/a	n/a	02/15/14
Chesapeake 2009-1	318	n/a	n/a	n/a	12/15/12
FLRT 2010-1	112	n/a	n/a	n/a	04/15/13
Chesapeake 2009-4	72	n/a	n/a	n/a	12/07/12
Chesapeake 2009-3	50	n/a	n/a	n/a	08/07/14
Term notes, in amortization	1,196
Chesapeake 2011-2	335	$335	$—	09/19/13	02/07/16
Chesapeake 2010-1- Class B Note	23	23	—	06/27/12	03/07/15
Chesapeake 2011-1- Class B Note	16	16	—	06/27/13	01/07/16
Term notes, in revolving period	374	374	—
Chesapeake 2010-1	636	875	239	06/27/12	01/07/15
Chesapeake 2011-1	455	625	170	06/27/13	11/07/15
FLRT 2010-2	425	584	159	08/30/12	07/15/20
Variable funding-notes	1,516	2,084	568
Other	32	32	—
Total	$3,118

____________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

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

Our funding strategies for mortgage originations may also include the use of committed and uncommitted mortgage gestation facilities.  Gestation facilities effectively finance mortgage loans that are eligible for sale to an agency prior to the issuance of the related MBS.

Our ability to maintain liquidity through Mortgage warehouse asset-backed debt is dependent on:

▪                  market demand for MBS and liquidity in the secondary mortgage market;

▪                  the quality and eligibility of assets underlying the arrangements;

▪                  our ability to negotiate terms acceptable to us;

▪                  our ability to access the asset-backed debt market;

▪                  our ability to maintain a sufficient level of eligible assets or credit enhancements;

▪                  our ability to access the secondary market for mortgage loans;

▪                  maintaining our role as servicer of the underlying mortgage assets; and

▪                  our ability to comply with certain financial covenants (see “— Debt Covenants” below for additional information).

Mortgage asset-backed funding arrangements consisted of the following as of December 31, 2011:

		Total	Available	Maturity
	Balance	Capacity	Capacity(1)	Date
	(In millions)
Debt:
Committed facilities of PHH Mortgage:
Fannie Mae	$1,000	$1,000	$—	12/15/12
Royal Bank of Scotland, plc	314	500	186	06/22/12
Bank of America	288	415	127	10/11/12(2)
Credit Suisse First Boston Mortgage Capital LLC	145	350	205	05/23/12(2)
Barclays Bank PLC	4	350	346	12/11/12
Wells Fargo Bank	128	300	172	08/10/12
Committed facilities of PHH Home Loans:
Credit Suisse First Boston Mortgage Capital LLC	270	325	55	05/23/12(2)
Wells Fargo Bank	119	150	31	08/10/12
Barclays Bank PLC	—	150	150	12/11/12
Ally Bank	45	75	30	04/01/12
Committed repurchase facilities	2,313	3,615	1,302
Uncommitted facilities of PHH Mortgage:
Fannie Mae	44	2,000	1,956	n/a
Royal Bank of Scotland, plc	—	200	200	06/22/12
Uncommitted repurchase facilities	44	2,200	2,156
Servicing advance facility	79	120	41	03/31/12
Total Debt	$2,436	$5,935	$3,499

Off-Balance Sheet Gestation Facilities:
JP Morgan Chase	$—	$500	$500	09/30/12

___________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)	Provided certain conditions are met, the Credit Suisse First Boston Mortgage Capital LLC and Bank of America facilities may be renewed for an additional year at our request.

Unsecured Debt

Unsecured credit facilities are utilized to fund our short-term working capital needs to fund our MSRs and to supplement asset-backed facilities and provide for a portion of the operating needs of our mortgage and fleet management businesses.   During the three months ended December 31, 2011, the maximum and weighted-average daily balances of the Amended Credit Facility were $225 million and $89 million, respectively.  During the year ended December 31, 2011, the maximum and weighted-average daily balances of the facility were $225 million and $30 million, respectively.

Unsecured borrowing arrangements consisted of the following as of December 31, 2011:

		Total	Available		Maturity
	Balance	Capacity	Capacity		Date
	(In millions)
4% notes due in 2012	$250	n/a	n/a		04/15/12
4% notes due in 2014	210	n/a	n/a		09/01/14
Convertible notes	460
9.25% notes due in 2016	449	n/a	n/a		03/01/16
7.125% notes due in 2013	423	n/a	n/a		03/01/13
Other	7	n/a	n/a		04/15/18
Term notes	879
Amended credit facility	—	$525	$509	(1)	02/29/12	(2)
Other	—	5	5		09/30/12
Credit Facilities	—	$530	$514
Total	$1,339

____________

(1)	Utilized capacity reflects $16 million letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Consolidated Balance Sheet.

(2)	Provided certain conditions are met, the Amended credit facility may be renewed for an additional year at the Company’s request. See further discussion under ““—Liquidity and Capital Plan” above.

On January 17, 2012 we completed an offering of $250 million in aggregate principal amount of 6.00% Convertible Senior Notes due 2017.  See Note 23, “Subsequent Events” in the accompanying Notes to Consolidated Financial Statements for further information.

As of February 17, 2012, our credit ratings, and ratings outlook on our senior unsecured debt were as follows:

	Senior	Short-Term	Ratings
	Debt	Debt	Outlook
Moody’s Investors Service	Ba2	NP	Negative outlook
Standard & Poors	BB-	B	Negative outlook
Fitch	BB+	B	Negative watch

A security rating is not a recommendation to buy, sell or hold securities, may not reflect all of the risks associated with an investment in our debt securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.  See discussion of the impact of our senior unsecured long-term debt not being investment grade under “—Liquidity and Capital Plan” above.

See “Part I—Item 1A. Risk Factors—Risks Related to our Company—Our senior unsecured long-term debt ratings are below investment grade (and were subject to a downgrade in December 2011) and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.” for more information.

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

Among other covenants, the Amended Credit Facility, the RBS repurchase facility, the CSFB Mortgage repurchase facility, the Bank of America repurchase facility, the Wells Fargo Mortgage repurchase facility and the Barclays repurchase facility require that we maintain:  (i) on the last day of each fiscal quarter, net worth of $1.0 billion and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 6.5:1.  These facilities contain the most restrictive net worth and debt to equity covenants; however, certain other outstanding debt agreements contain debt to equity covenants that are less restrictive.

The Amended Credit Facility, the Bank of America repurchase facility, the RBS repurchase facility and the CSFB Mortgage repurchase facility require that we maintain a minimum of $1.0 billion in committed mortgage repurchase or warehouse facilities, with no more than $500 million of gestation facilities included towards the minimum, excluding the uncommitted facilities provided by Fannie Mae.

As of December 31, 2011, we were in compliance with all financial covenants related to our debt arrangements.

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

On December 21, 2011, S&P lowered our senior unsecured debt rating two notches to BB- with a negative outlook.  Fannie Mae has the right to terminate its $1.0 billion committed mortgage funding agreement as long as our credit rating by S&P remains below BB or if our credit rating by Moodys falls below Ba2.  As of December 31, 2011, Fannie Mae has the option to terminate the facility, or make changes to our agreements including, without limitation, (i) a reduction or elimination of the use of certain Fannie Mae products or programs, (ii) the modification of certain legal agreements, and (iii) the exercise of certain contractual rights by Fannie Mae intended to reduce Fannie Mae’s counterparty risk exposure. We are currently in discussions concerning proposed amendments to our various agreements with Fannie Mae, including the committed early funding facility agreement.

None of our other committed financing facilities are subject to termination, acceleration, modification, collateral posting, or adverse price changes solely as a result of the December 21, 2011 downgrade of our unsecured debt ratings by S&P.

See Note 15, “Stock-Related Matters” in the accompanying Notes to Consolidated Financial Statements for information regarding debt covenants that may limit our ability to pay dividends.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Asset-backed debt(1)(2)	$3,431	$841	$731	$414	$56	$85	$5,558
Unsecured debt(1)	250	421	250	—	450	8	1,379
Mortgage Loan Securitization
Debt Certificates	6	5	5	4	3	—	23
Operating leases	17	17	14	13	12	54	127
Capital leases(1)	4	3	3	—	—	—	10
Purchase commitments	177	10	7	1	—	—	195
	$3,885	$1,297	$1,010	$432	$521	$147	$7,292

___________

(1)

The table above excludes future cash payments related to interest expense. Interest payments during 2011 totaled $204 million. Interest is calculated on most of our debt obligations based on variable rates referenced to LIBOR or other short-term interest rate indices. A portion of our interest cost related to vehicle management asset-backed debt is charged to lessees pursuant to lease agreements.

(2)

Represents the contractual maturities for asset-backed debt arrangements as of December 31, 2011, except for our vehicle management asset-backed notes, where estimated payments have been used based on the expected cash inflows related to the securitized vehicle leases and related assets.

For further information about our Asset-backed debt, Unsecured debt and Mortgage securitization debt certificates, see “—Liquidity and Capital Resources—Debt” and Note 10, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements.

Operating lease obligations include (i) leases for our Mortgage Production and Servicing segments in Mt. Laurel, New Jersey; Jacksonville, Florida and other smaller regional locations throughout the U.S. and (ii) leases for our Fleet Management Services segment for its headquarters office in Sparks, Maryland, office space and marketing centers in five locations in Canada and seven smaller regional locations throughout the U.S.

Other purchase commitments include various commitments to purchase goods or services from specific suppliers made by us in the ordinary course of our business, including $157 million in 2012 for the purchases of vehicles to be leased, and those related to capital expenditures. Other purchase commitments exclude our liability for income tax contingencies, which totaled $3 million as of December 31, 2011, since we cannot predict with reasonable certainty or reliability of the timing of cash settlements to the respective taxing authorities for these estimated contingencies. For more information regarding our liability for income tax contingencies, see Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements.

For further information about our Operating lease and Other purchase commitments, see Note 14, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

As of December 31, 2011, we had commitments with agreed-upon rates or rate protection that we expect to result in closed mortgage loans of $7.1 billion.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. We may settle the forward delivery commitments on MBS or whole loans on a net basis including the posting of collateral; therefore, the commitments outstanding do not necessarily represent future cash obligations. Our $15.8 billion of forward delivery commitments on MBS or whole loans as of December 31, 2011 generally will be settled within 90 days of the individual commitment date.

For further information about our commitments to fund or sell mortgage loans, see Note 6, “Derivatives” in the accompanying Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS AND GUARANTEES

In the ordinary course of business, we enter into numerous agreements that contain guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. See Note 14, “Commitments and Contingencies” within the Notes to the Consolidated Financial Statements for additional information.

We utilize committed off-balance sheet mortgage gestation facilities as a component of our financing strategy.  See “—Liquidity and Capital Resources—Debt—Mortgage Asset-Backed Debt” above, and Note 14, “Commitments and Contingencies” within the Notes to the Consolidated Financial Statements for additional information.

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

We use unobservable inputs when observable inputs are not available. These inputs are based upon our judgments and assumptions, which represent our assessment of the assumptions market participants would use in pricing the asset or liability, which may include assumptions about risk, counterparty credit quality and liquidity and are developed based on the best information available. The incorporation of counterparty credit risk did not have a significant impact on the valuation of our assets and liabilities recorded at fair value on a recurring basis as of December 31, 2011. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements. See “— Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a sensitivity analysis based on hypothetical changes in interest rates.

As of December 31, 2011, 44% of our Total assets were measured at fair value on a recurring basis, and 1% of our Total liabilities were measured at fair value on a recurring basis.

Approximately 69% of our assets and liabilities measured at fair value on a recurring basis were valued using primarily observable inputs. These amounts were categorized within Level Two of the valuation hierarchy as defined by ASC 820, “Fair Value Measurements and Disclosures” and are comprised of the majority of our Mortgage loans held for sale and derivative assets and liabilities.

Approximately 33%  of our assets and liabilities measured at fair value on a recurring basis were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy as defined by ASC 820. Approximately 82% of our assets and liabilities categorized within Level Three of the valuation hierarchy are comprised of our Mortgage servicing rights. See “— Mortgage Servicing Rights” below.

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

Mortgage Servicing Rights

The fair value of our mortgage servicing rights (“MSRs”) is estimated based upon projections of expected future cash flows, including service fee income and expenses to service loans. We use a third-party model as a basis to forecast prepayment rates at each monthly point for each interest rate path calculated using a probability weighted option adjusted spread (“OAS”) model. Prepayment rates used in the development of expected future cash flows are based on historical observations of prepayment behavior in similar periods, comparing current mortgage rates to the mortgage interest rate in our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of our capitalized servicing portfolio to refinance if interest rates decline and estimated levels of home equity.

We utilize an MSR committee, which consists of key members of management, to approve our MSR valuation policies and ensure that the fair value of our MSRs is appropriate considering all available internal and external data. We validate assumptions used in estimating the fair value of our MSRs against a number of third-party sources, which may include peer surveys, MSR broker surveys, third-party valuations and other market-based sources. Key assumptions include prepayment rates, discount rate and volatility.

If we experience a 10% adverse change in prepayment rates, OAS and volatility, the fair value of our MSRs would be reduced by $86 million, $42 million and $6 million, respectively. These sensitivities are hypothetical and for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from our intervention to mitigate these variations.

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

The fair value of MLHS is estimated by utilizing either: (i) the value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk; (ii) current commitments to purchase loans; or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.  During the year ended December 31, 2011 we transferred certain non-conforming mortgage loans held for sale from Level Three to Level Two of the valuation hierarchy based on an increase in the availability of market bids and increased trading activity observed for these products.  As of December 31, 2011, we classified second-lien loans, including second-lien Scratch and Dent (loans with origination flaws or performance issues), within Level Three of the valuation hierarchy due to the relative illiquidity observed in the market and lack of trading activity between willing market participants. The valuation of our MLHS classified within Level Three of the valuation hierarchy is based upon either the collateral value or expected cash flows of the underlying loans using assumptions that reflect the current market conditions. When determining the value of these Level Three assets, we considered our own loss experience related to these assets, as well as discount factors that we observed when the market for these assets was active.

Goodwill

The carrying value of our Goodwill is assessed for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We elected to early adopt the provisions of Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment”, on October 1, 2011, which provides the option to perform a qualitative assessment of goodwill before performing a valuation of the reporting unit. Goodwill is assessed for impairment by first performing a qualitative assessment considering the following information before calculating the fair value of reporting units:

▪                  market capitalization of the corporation, including the allocation of market capitalization between the operating segments and reporting units;

▪                  comparison of forecasted earnings to actual results; and

▪                  peer market valuation comparisons and recent observed transactions

Our reporting units are the Fleet Management Services segment, PHH Home Loans, the Mortgage Production segment excluding PHH Home Loans and the Mortgage Servicing segment. If it is determined, based upon the qualitative factors noted above, that it is more likely than not that the fair value of the reporting units are less than the carrying amounts, the fair value of the reporting units will be estimated and compared to the carrying amounts.  The fair value of reporting units may be determined using an income approach, using discounted cash flows, or a combination of an income approach and a market approach, wherein comparative market multiples are used.

The carrying value of our Goodwill was $25 million as of December 31, 2011, attributable entirely to our Fleet Management Services segment. See Note 4, “Goodwill and Other Intangible Assets” in the accompanying Notes to Consolidated Financial Statements.

Income Taxes

We are subject to the income tax laws of the various jurisdictions in which we operate, including U.S. federal, state, local and Canadian jurisdictions. These tax laws are complex, may be subject to different interpretations, and require the use of judgment in their application.

We record income taxes in accordance with ASC 740, “Income Taxes”, which requires that deferred tax assets and liabilities be recognized. Deferred taxes are recorded for the expected future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not, and are reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized.

As of December 31, 2011 and 2010, we had net deferred tax liabilities, which consisted of deferred tax assets primarily resulting from federal and state loss carryforwards and credits netted against deferred tax liabilities primarily resulting from the temporary differences created from originated Mortgage servicing rights and depreciation and amortization (primarily related to accelerated Depreciation on operating leases for tax purposes). The loss carryforwards are expected to reverse in future periods, offsetting taxable income resulting from the reversal of these temporary differences.

Based on projections of taxable income and prudent tax planning strategies available at our discretion, we determined that it is more-likely-than-not that certain deferred tax assets would be realized; however, we had valuation allowances of $44 million and $54 million as of December 31, 2011 and 2010, respectively, which primarily represent state net operating loss carryforwards that we believe that it is more likely than not that the loss carryforwards will not be realized.  As of December 31, 2011 and 2010, we had no valuation allowances for deferred tax assets generated from federal net operating losses. Should a change in circumstances lead to a change in our judgments about the realization of deferred tax assets in future years, we would adjust the valuation allowances in the period that the change in circumstances occurs, along with a charge or credit to income tax expense. Significant changes to our estimates and assumptions may result in an increase or decrease to our tax expense in a subsequent period.

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

Liabilities for income tax contingencies are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, subsequent transactions or events, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations (including interest and/or penalties), the identification of new income tax contingencies, the release of administrative tax guidance affecting our estimates of income tax liabilities or the rendering of relevant court decisions. The ultimate resolution of income tax contingency liabilities could have a significant impact on our effective income tax rate in a given financial statement period. Liabilities for income tax contingencies, including accrued interest and penalties, were $3 million and $9 million as of December 31, 2011 and 2010, respectively, and are reflected in Other liabilities in the accompanying Consolidated Balance Sheets.

Mortgage Loan Repurchase and Indemnification Liability

We have exposure to potential mortgage loan repurchase and indemnifications in our capacity as a loan originator and servicer. The estimation of the liability for probable losses related to repurchase and indemnification obligations considers both (i) specific, non-performing loans currently in foreclosure where we believe we will be required to indemnify the investor for any losses and (ii) an estimate of probable future repurchase or indemnification obligations. The liability related to specific non-performing loans is based on a loan-level analysis considering the current collateral value, estimated sales proceeds and selling cost. The liability related to probable future repurchase or indemnification obligations is estimated based upon the amount of outstanding repurchase requests as well as recent and historical repurchase and indemnification trends segregated by year of origination. An estimated loss severity, based on current loss rates for similar loans, is then applied to probable repurchases and indemnifications to estimate the liability for loan repurchases and indemnifications.

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

See Note 13, “Credit Risk” in the accompanying Notes to Consolidated Financial Statements for further information.

Liability for Reinsurance Losses

The liability for reinsurance losses is determined based upon the incurred and incurred but not reported losses provided by the primary mortgage insurance companies for loans subject to reinsurance.  Additionally, an actuarial analysis of loans subject to mortgage reinsurance is used to supplement our premium deficiency analysis, which considers current and projected delinquency rates, home prices and the credit characteristics of the underlying loans including credit score and loan-to-value ratios. This actuarial analysis is updated on a quarterly basis and projects the future reinsurance losses over the term of the reinsurance contracts as well as the estimated incurred and incurred but not reported losses as of the end of each reporting period. See Note 13, “Credit Risk” in the accompanying Notes to Consolidated Financial Statements for more information regarding the activity in our reinsurance liability.

As of December 31, 2011, the actuarial estimate of total losses to be incurred over the remaining term of the reinsurance contracts was $130 million, which includes losses already incurred and not yet paid. As of December 31, 2011, the reserve for reinsurance losses was $84 million and expected future premium revenue to be earned over the remaining term of the reinsurance contracts was $48 million. Since the current reinsurance reserve, combined with expected future premium revenue, is sufficient to cover our expected future losses, we have not recorded a premium deficiency reserve.

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

We utilize a probability weighted option-adjusted spread model to determine the fair value of mortgage servicing rights and the impact of parallel interest rate shifts on mortgage servicing rights.  The primary assumptions in this model are prepayment speeds, option-adjusted spread (discount rate) and implied volatility.  However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between mortgage-backed securities, swaps and Treasury rates and changes in primary and secondary mortgage market spreads.  We rely on market sources in determining the impact of interest rate shifts for mortgage loans, interest rate lock commitments, forward delivery commitments on mortgage-backed securities or whole loans and option contracts.  In addition, for interest-rate lock commitments, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.

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

We used December 31, 2011 market rates on our instruments to perform the sensitivity analysis.  The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2011 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets:
Restricted investments	$2	$2	$1	$(1)	$(2)	$(4)
Mortgage loans held for sale	48	33	18	(21)	(46)	(100)
Interest rate lock commitments	88	62	35	(45)	(98)	(227)
Forward loan sale commitments	(151)	(102)	(56)	65	139	300
Option contracts	(1)	(1)	(1)	2	6	23
Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(16)	(8)	(4)	1	1	(4)
Mortgage servicing rights	(385)	(188)	(89)	95	195	393
Derivatives related to MSRs	35	11	5	—	—	—
Total Mortgage servicing rights and related derivatives	(350)	(177)	(84)	95	195	393
Other assets	1	—	—	—	—	(1)
Total mortgage assets	(363)	(183)	(87)	95	194	384
Total vehicle assets	5	3	1	(1)	(3)	(5)
Interest rate contracts	(1)	—	—	—	1	2
Total liabilities	(25)	(13)	(6)	6	12	24
Total, net	$(384)	$(193)	$(92)	$100	$204	$405

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedules listed in Items 8 and 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, PA
February 28, 2012

PHH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Mortgage fees	$295	$291	$275
Fleet management fees	173	157	150
Net fee income	468	448	425
Fleet lease income	1,400	1,370	1,441
Gain on mortgage loans, net	567	635	610
Mortgage interest income	114	110	89
Mortgage interest expense	(202)	(183)	(147)
Mortgage net finance expense	(88)	(73)	(58)
Loan servicing income	456	415	431
Change in fair value of mortgage servicing rights	(733)	(427)	(280)
Net derivative loss related to mortgage servicing rights	(3)	—	—
Valuation adjustments related to mortgage servicing rights, net	(736)	(427)	(280)
Net loan servicing (loss) income	(280)	(12)	151
Other income	147	70	37
Net revenues	2,214	2,438	2,606

Expenses
Salaries and related expenses	507	497	482
Occupancy and other office expenses	59	60	59
Depreciation on operating leases	1,223	1,224	1,267
Fleet interest expense	79	91	89
Other depreciation and amortization	25	22	26
Other operating expenses	523	429	403
Total expenses	2,416	2,323	2,326

(Loss) income before income taxes	(202)	115	280
Income tax (benefit) expense	(100)	39	107

Net (loss) income	(102)	76	173
Less: net income attributable to noncontrolling interest	25	28	20

Net (loss) income attributable to PHH Corporation	$(127)	$48	$153

Basic (loss) earnings per share attributable to PHH Corporation	$(2.26)	$0.87	$2.80

Diluted (loss) earnings per share attributable to PHH Corporation	$(2.26)	$0.86	$2.77

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2011	2010

ASSETS
Cash and cash equivalents	$414	$195
Restricted cash, cash equivalents and investments (including $226 and $254 of available-for-sale securities at fair value)	574	531
Mortgage loans held for sale	2,658	4,329
Accounts receivable, net of allowance for doubtful accounts of $2 and $4	700	573
Net investment in fleet leases	3,515	3,492
Mortgage servicing rights	1,209	1,442
Property, plant and equipment, net	64	46
Goodwill	25	25
Other assets	618	637
Total assets (1)	$9,777	$11,270

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$504	$521
Debt	6,914	8,085
Deferred taxes	626	728
Other liabilities	272	358
Total liabilities (1)	8,316	9,692

Commitments and contingencies (Note 14)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 56,361,155 shares issued and outstanding at December 31, 2011; 55,699,218 shares issued and outstanding at December 31, 2010	1	1
Additional paid-in capital	1,082	1,069
Retained earnings	338	465
Accumulated other comprehensive income	21	29
Total PHH Corporation stockholders’ equity	1,442	1,564
Noncontrolling interest	19	14
Total equity	1,461	1,578
Total liabilities and equity	$9,777	$11,270

See accompanying Notes to Consolidated Financial Statements.

Continued.

CONSOLIDATED BALANCE SHEETS—(Continued)

(In millions)

(1)    The Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle their obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$57	$47
Restricted cash, cash equivalents and investments	313	241
Mortgage loans held for sale	484	389
Accounts receivable, net	79	64
Net investment in fleet leases	3,390	3,356
Property, plant and equipment, net	1	1
Other assets	66	82
Total assets	$4,390	$4,180

LIABILITIES
Accounts payable and accrued expenses	$36	$38
Debt	3,549	3,367
Other liabilities	9	5
Total liabilities	$3,594	$3,410

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In millions, except share data)

	PHH Corporation Stockholders
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Balance at December 31, 2008	54,256,294	$1	$1,005	$263	$(3)	$1	$1,267

Comprehensive income:
Net income	—	—	—	153	—	20
Currency translation adjustment	—	—	—	—	21	—
Change in unfunded pension liability, net	—	—	—	—	1	—
Total comprehensive income	—	—	—	153	22	20	195

Distributions to noncontrolling interest	—	—	—	—	—	(9)	(9)
Proceeds on sale of warrants (Note 10)	—	—	35	—	—	—	35
Stock compensation expense	—	—	13	—	—	—	13
Stock issued under share-based payment plans	518,345	—	3	—	—	—	3

Balance at December 31, 2009	54,774,639	$1	$1,056	$416	$19	$12	$1,504
Adjustments related to the spin-off	—	—	—	1	—	—	1

Comprehensive income:
Net income	—	—	—	48	—	28
Currency translation adjustment	—	—	—	—	9	—
Unrealized gains on available-for- sale securities, net	—	—	—	—	1	—
Total comprehensive income	—	—	—	48	10	28	86

Distributions to noncontrolling interest	—	—	—	—	—	(26)	(26)
Purchase of noncontrolling interest	—	—	(1)	—	—	—	(1)
Stock compensation expense	—	—	8	—	—	—	8
Stock issued under share-based payment plans	924,579	—	6	—	—	—	6

Balance at December 31, 2010	55,699,218	$1	$1,069	$465	$29	$14	$1,578

Comprehensive (loss) income:
Net (loss) income	—	—	—	(127)	—	25
Currency translation adjustment	—	—	—	—	(5)	—
Unrealized gains on available-for-sale securities, net	—	—	—	—	1	—
Change in unfunded pension liability, net	—	—	—	—	(4)	—
Total comprehensive (loss) income	—	—	—	(127)	(8)	25	(110)

Distributions to noncontrolling interest	—	—	—	—	—	(20)	(20)
Stock compensation expense	—	—	7	—	—	—	7
Stock issued under share-based payment plans	661,937	—	6	—	—	—	6

Balance at December 31, 2011	56,361,155	$1	$1,082	$338	$21	$19	$1,461

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(102)	$76	$173
Adjustments to reconcile Net (loss) income to net cash provided by (used in) operating activities:
Capitalization of originated mortgage servicing rights	(499)	(456)	(496)
Net unrealized loss on mortgage servicing rights and related derivatives	736	427	280
Vehicle depreciation	1,223	1,224	1,267
Other depreciation and amortization	25	22	26
Origination of mortgage loans held for sale	(38,929)	(38,140)	(29,592)
Proceeds on sale of and payments from mortgage loans held for sale	41,263	35,496	29,930
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(516)	(614)	(638)
Deferred income tax (benefit) expense	(100)	27	123
Other adjustments and changes in other assets and liabilities, net	(315)	258	210
Net cash provided by (used in) operating activities	2,786	(1,680)	1,283

Cash flows from investing activities:
Investment in vehicles	(1,695)	(1,463)	(1,073)
Proceeds on sale of investment vehicles	407	353	418
Proceeds on sale of mortgage servicing rights	—	8	92
Net cash paid on derivatives related to mortgage servicing rights	(3)	—	—
Purchases of property, plant and equipment	(25)	(17)	(11)
Purchases of restricted investments	(250)	(400)	—
Proceeds from sales and maturities of restricted investments	279	148	—
(Increase) decrease in restricted cash and cash equivalents	(71)	319	18
Other, net	27	12	6
Net cash used in investing activities	(1,331)	(1,040)	(550)

Cash flows from financing activities:
Proceeds from secured borrowings	63,002	57,760	41,585
Principal payments on secured borrowings	(64,284)	(54,908)	(41,795)
Proceeds from unsecured borrowings	1,304	3,482	2,762
Principal payments on unsecured borrowings	(1,205)	(3,498)	(3,118)
Issuances of common stock	8	10	4
Proceeds on sale of warrants (Note 10)	—	—	35
Cash paid for purchased options (Note 10)	—	—	(66)
Cash paid for debt issuance costs	(35)	(51)	(54)
Other, net	(24)	(27)	(8)
Net cash (used in) provided by financing activities	(1,234)	2,768	(655)

Effect of changes in exchange rates on Cash and cash equivalents	(2)	(3)	(37)

Net increase in Cash and cash equivalents	219	45	41
Cash and cash equivalents at beginning of period	195	150	109
Cash and cash equivalents at end of period	$414	$195	$150

Continued.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(In millions)

	Year Ended December 31,
	2011	2010	2009
Supplemental Disclosure of Cash Flows Information:
Interest payments	$204	$169	$164
Income tax payments (refunds), net	13	(9)	(21)

See accompanying Notes to Consolidated Financial Statements.

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

The Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries are consolidated within the Consolidated Financial Statements, and Realogy Corporation’s ownership interest is presented as a noncontrolling interest.  Intercompany balances and transactions have been eliminated from the Consolidated Financial Statements.

On March 31, 2011, the Company sold 50.1% of the equity interests in its appraisal services business, Speedy Title and Appraisal Review Services, (“STARS”) to CoreLogic, Inc. for a total purchase price of $35 million.  The total purchase price consisted of an initial $20 million cash payment that was received on March 31, 2011, and three future $5 million installment payments to be received on March 31, 2012, 2014 and 2016.  Upon the occurrence of certain events prior to September 30, 2017, the Company may have the right or obligation to purchase CoreLogic’s interests.  The Company deconsolidated STARS and retained a 49.9% equity interest, which is accounted for under the equity method and is recorded within Other assets with an initial fair value of $34 million as of March 31, 2011.  The net assets of STARS were not significant.  A $68 million gain on the sale of the 50.1% equity interest was recorded within Other income, which consisted of the net present value of the purchase price paid by CoreLogic plus the initial fair value of the remaining equity method investment in STARS.  Subsequent to March 31, 2011, the Company participates in the appraisal services business through its 49.9% ownership interest in STARS, and is entitled to its proportionate share of STARS’ earnings.

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

CHANGES IN ACCOUNTING POLICIES

Goodwill. In September 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on performing tests of goodwill impairment, Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”.  This update amends the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This update does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the update does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company elected to early adopt this update, and it did not have an impact on the Company’s financial statements.

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

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” an update to ASC 310. This update enhances the disclosure requirements of ASC 310 regarding the credit quality of financing receivables and the allowance for credit losses and requires entities to provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. In addition, ASU No. 2010-20 requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. The disclosure provisions of the updates to ASU 2010-20 for end of period disclosure requirements were adopted effective December 31, 2010, and the disclosures about activity that occurs during a reporting period were adopted effective January 1, 2011.  The updated disclosures are included in Note 13, “Credit Risk”.

Business Combinations.  In December 2010, the FASB issued new accounting guidance on business combinations, ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This new accounting guidance requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This new accounting guidance also expands the supplemental pro forma disclosures for Business Combinations to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The Company adopted the new business combination guidance effective January 1, 2011.  The adoption did not have an impact on the Company’s financial statements.

Fair Value Measurement.  In January 2010, the FASB updated ASC 820, “Fair Value Measurements and Disclosures” to add disclosures for transfers in and out of level one and level two of the valuation hierarchy and to present separately information about purchases, sales, issuances and settlements in the reconciliation for assets and liabilities classified within level three of the valuation hierarchy. The updates to this standard also clarify existing disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The disclosure provisions of the updates to ASC 820 were adopted for transfers in and out of level one and level two, level of disaggregation and inputs and valuation techniques used to measure fair value effective January 1, 2010, and the disclosures about the reconciliation of level three activity were adopted effective January 1, 2011 and all updated disclosures are included in Note 18, “Fair Value Measurements”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Transfers of Financial Assets. In June 2009, the FASB updated ASC 860, “Transfers and Servicing” to eliminate the concept of a qualifying special-purpose entity, modify the criteria for applying sale accounting to transfers of financial assets or portions of financial assets, differentiate between the initial measurement of an interest held in connection with the transfer of an entire financial asset recognized as a sale and participating interests recognized as a sale and remove the provision allowing classification of interests received in a guaranteed mortgage securitization transaction that does not qualify as a sale as available-for-sale or trading securities. The updates to ASC 860 clarify (i) that an entity must consider all arrangements or agreements made contemporaneously or in contemplation of a transfer, (ii) the isolation analysis related to the transferor and its consolidated subsidiaries and (iii) the principle of effective control over the transferred financial asset. The updates also enhance financial statement disclosures. Revised recognition and measurement provisions are to be applied to transfers occurring on or after the effective date and the disclosure provisions are to be applied to transfers that occurred both before and after the effective date. The updates to this standard were adopted effective January 1, 2010. Except for the elimination of qualifying special-purpose entities addressed in the updates to ASC 810, “Consolidation” below, the adoption of the updates to ASC 860 did not impact the Consolidated Financial Statements.

Consolidation of Variable Interest Entities. In June 2009, the FASB updated Consolidation guidance in ASC 810 to modify certain characteristics that identify a variable interest entity (“VIE”), revise the criteria for determining the primary beneficiary of a VIE, add an additional reconsideration event to determining whether an entity is a VIE, eliminating troubled debt restructurings as an excluded reconsideration event and enhance disclosures regarding involvement with a VIE. Additionally, with the elimination of the concept of qualifying special-purpose entities (“QSPEs”) in the updates to ASC 860, entities previously considered QSPEs are now within the scope of ASC 810. Entities required to consolidate or deconsolidate a VIE will recognize a cumulative effect in retained earnings for any difference in the carrying amount of the interest recognized. The Company adopted the updates to ASC 810 effective January 1, 2010. As a result of the adoption of updates to ASC 810, assets of consolidated VIEs that can be used only to settle the obligations of the VIE and liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company are presented separately on the face of the Consolidated Balance Sheets. As a result of the updates to ASC 860 eliminating the concept of QSPEs, the Company was required to consolidate a mortgage loan securitization trust that previously met the QSPE scope exception. Upon consolidation, the fair value option of measuring the assets and liabilities of the mortgage loan securitization trust at fair value was elected under ASC 825, “Financial Instruments.” See Note 18, “Fair Value Measurements” for the transition adjustment related to the adoption of the updates to ASC 810 and ASC 860, which had no impact on Retained earnings, and Note 19, “Variable Interest Entities” for further discussion.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Offsetting Assets and Liabilities.  In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”.  This update requires disclosure of both gross and net information about instruments and transactions eligible for offset in the statement of financial position or subject to an agreement similar to a master netting arrangement. This includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. The new accounting guidance is effective beginning January 1, 2013, and should be applied retrospectively.  This update will enhance the disclosure requirements for offsetting assets and liabilities but will not impact the Company’s financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income.  In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”.  Subsequently in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The updates to comprehensive income guidance require all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The new accounting guidance is effective beginning January 1, 2012, and should be applied retrospectively.  The adoption of these updates will impact the presentation and disclosure of the Company’s financial statements but will not impact its results of operations, financial position, or cash flows.

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

Transfers and Servicing.  In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements”.  This update to transfers and servicing guidance removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  This update also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The new accounting guidance is effective beginning January 1, 2012, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012.  The adoption of this update will not have an impact on the Company’s financial statements.

REVENUE RECOGNITION

Mortgage Production.  Mortgage production includes the origination and sale of residential mortgage loans. Mortgage loans are originated through various channels, including relationships with financial institutions, real estate brokerage firms, and corporate clients. The Company also purchases mortgage loans originated by third parties.  Mortgage fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings. Fee income consists of amounts earned related to application and underwriting fees, fees on cancelled loans and amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from private-label mortgage outsourcing activities. Fees associated with the origination and acquisition of mortgage loans are recognized as earned.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Mortgage Servicing.  Mortgage servicing involves the servicing of residential mortgage loans on behalf of the investor. Loan servicing income represents recurring servicing and other ancillary fees earned for servicing mortgage loans owned by investors as well as net reinsurance income or loss resulting from mortgage reinsurance contracts. Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance on such loans, or the difference between the weighted-average yield received on the mortgage loans and the amount paid to the investor, less guaranty fees, and interest on curtailments. Loan servicing income is receivable only out of interest collected from mortgagors and is recorded as income when collected. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected. Costs associated with loan servicing are charged to expense as incurred.

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

Revenue for other fleet management services is recognized as earned when such services are provided to the lessee. These services include fuel cards, accident management services and maintenance services, and revenue for these services is based on a negotiated percentage of the purchase price for the underlying products or services provided by certain third-party suppliers and is recognized when the service is provided by the supplier.

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

Certain truck and equipment leases are originated with the intention of syndicating to banks and other financial institutions. When operating leases are sold, the underlying assets are transferred and any rights to the leases and their future leasing revenues are assigned to the banks or financial institutions. Upon the transfer and assignment of the rights associated with the operating leases, the proceeds from the sale are recorded as revenue in Fleet lease income and an expense for the undepreciated cost of the asset sold is recognized in Other operating expenses. Upon the sale or transfer of rights to direct financing leases, the net gain or loss is recorded in Other income. Under certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of these sales agreements, a portion of residual risk in connection with the fair value of the asset at lease termination is retained and a liability is recorded for the retention of this risk.

INCOME TAXES

The Company is subject to the income tax laws of the various jurisdictions in which it operates, including U.S. federal, state, local and Canadian jurisdictions.  A consolidated federal income tax return is filed.  Depending upon the jurisdiction, the Company files consolidated or separate legal entity state and Canadian income tax returns.

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

MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale represent loans originated or purchased and held until sold to secondary market investors. Mortgage loans are typically warehoused for a period after origination or purchase before sale into the secondary market.  The servicing rights and servicing obligations of mortgage loans are generally retained upon sale in the secondary market.

Mortgage loans held for sale are measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

An allowance for uncollectible lease receivables is recorded as a reduction to Net investment in fleet leases when it is determined that the past due lease receivables will not be recoverable upon sale of the underlying asset.  The exposure to losses typically arises from clients that file for bankruptcy protection, as pre-petition receivables are fully reserved and post-petition balances are reserved if the leases are rejected from the bankruptcy petition or if the client enters into liquidation.  Chargeoffs are recorded after the leased vehicles have been disposed and final shortfall has been determined.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of Other depreciation and amortization in the Consolidated Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of Other depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Estimated useful lives are 30 years for buildings and range from 3 to 5 years for capitalized software, lesser of the remaining lease term or 20 years for leasehold improvements and 3 to 10 years for furniture, fixtures and equipment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of Goodwill and indefinite-lived intangible assets is assessed for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

Goodwill is assessed for impairment by first performing a qualitative assessment before calculating the fair value of the reporting unit.  The Company’s reporting units are the Fleet Management Services segment, PHH Home Loans, the Mortgage Production segment excluding PHH Home Loans and the Mortgage Servicing segment. If it is determined, based upon qualitative factors, that it is more likely than not that the fair value is less than the carrying amount, the fair value of the reporting units will be estimated and compared to the carrying amounts. The fair value of reporting units may be determined using an income approach, discounted cash flows or a combination of an income approach and a market approach, wherein comparative market multiples are used.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

counterparty credit quality, the Company’s creditworthiness and liquidity and are developed based on the best information available.

When a determination is made to classify an asset or liability within Level Three of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement of the asset or liability. The fair value of assets and liabilities classified within Level Three of the valuation hierarchy also typically includes observable factors. In the event that certain inputs to the valuation of assets and liabilities are actively quoted and can be validated to external sources, the realized and unrealized gain or loss recorded includes changes in fair value determined by observable factors.

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

LIABILITY FOR REINSURANCE LOSSES

The liability for reinsurance losses is determined based upon based upon the incurred and incurred but not reported losses provided by the primary mortgage insurance companies for loans subject to reinsurance.  Additionally, an actuarial analysis of loans subject to mortgage reinsurance is used to supplement our premium deficiency analysis, which considers current and projected delinquency rates, home prices and the credit characteristics of the underlying loans including credit score and loan-to-value ratios.  This actuarial analysis is updated on a quarterly basis and projects the future reinsurance losses over the term of the reinsurance contract as well as the estimated incurred and incurred but not reported losses as of the end of each reporting period.  The liability for reinsurance losses is included within Other liabilities in the Consolidated Balance Sheets.

CUSTODIAL ACCOUNTS

The Company has a fiduciary responsibility for servicing accounts related to customer escrow funds and custodial funds due to investors aggregating approximately $3.0 billion as of December 31, 2011 and 2010. These funds are maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in the Consolidated Balance Sheets. The Company receives certain benefits from these deposits, as allowable under federal and state laws and regulations. Income earned on these escrow accounts is recorded in Mortgage interest income in the Consolidated Statements of Operations.

SUBSEQUENT EVENTS

Subsequent events are evaluated through the date of filing with the Securities and Exchange Commission.  See Note 23, “Subsequent Events” for a discussion of significant subsequent events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Earnings Per Share

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

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of securities that would be anti-dilutive, including: (i) outstanding stock-based compensation awards representing shares from restricted stock units and stock options; (ii) stock assumed to be issued related to the 2012 Convertible notes; (iii) purchased options and sold warrants related to the assumed conversion of the 2012 Convertible notes; and (iv) sold warrants related to the Company’s 2014 Convertible notes.  The computation also excludes the assumed issuance of the 2014 Convertible notes and related purchased options as they are currently to be settled only in cash. The Convertible Notes are further discussed in Note 10, “Debt and Borrowing Arrangements.” Shares associated with anti-dilutive securities are outlined in the table below.

The following table summarizes the calculations of basic and diluted (loss) earnings per share attributable to PHH Corporation for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In millions, except share and per share data)
Net (loss) income attributable to PHH Corporation	$(127)	$48	$153
Weighted-average common shares outstanding — basic	56,349,478	55,480,388	54,625,178
Effect of potentially dilutive securities:
Share-based payment arrangements(1)	—	736,876	590,256
Weighted-average common shares outstanding — diluted	56,349,478	56,217,264	55,215,434

Basic (loss) earnings per share attributable to PHH Corporation	$(2.26)	$0.87	$2.80

Diluted (loss) earnings per share attributable to PHH Corporation	$(2.26)	$0.86	$2.77

Antidilutive securities excluded from the computation of dilutive shares:
Outstanding stock-based compensation awards	2,383,390	372,136	2,784,271
Assumed conversion of 2012 Convertible notes	444,935	276,576	—

(1)     Represents incremental shares from restricted stock units and stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Restricted Cash, Cash Equivalents and Investments

The following table summarizes Restricted cash, cash equivalents and investment balances:

	December 31,
	2011	2010
	(In millions)
Restricted cash and cash equivalents	$348	$277
Restricted investments, at fair value	226	254
Total	$574	$531

The restricted cash related to our reinsurance activities was invested in certain debt securities as permitted under its reinsurance agreements.  These restricted investments are classified as available-for-sale securities and remain in trust for capital fund requirements and potential reinsurance losses, as summarized in the following tables:

	December 31, 2011
					Weighted-
					average
	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses	remaining maturity
	(In millions)
Corporate securities	$53	$54	$1	$—	28 mos.
Agency securities (1)	118	119	1	—	19 mos.
Government securities	52	53	1	—	34 mos.
Total	$223	$226	$3	$—	25 mos.

	December 31, 2010
					Weighted-
					average
	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses	remaining maturity
	(In millions)
Corporate securities	$71	$71	$—	$—	30 mos.
Agency securities (1)	106	107	1	—	26 mos.
Government securities	76	76	—	—	28 mos.
Total	$253	$254	$1	$—	27 mos.

(1)                Represents bonds and notes issued by various agencies including, but not limited to, Fannie Mae, Freddie Mac and Federal Home Loan Banks.

During the year ended December 31, 2011, realized gains of $1 million from the sale of available-for-sale securities were recorded and realized losses were not significant.  During the year ended December 31, 2010, the amount of realized gains and losses from the sale of available-for-sale securities was not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Goodwill and Other Intangible Assets

Goodwill and intangible assets are recorded within the Fleet Management Services segment and consisted of:

	December 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)
Amortized intangible assets:
Other Assets:
Customer lists	$40	$23	$17	$40	$20	$20
Other	13	12	1	13	12	1
Total	$53	$35	$18	$53	$32	$21

Unamortized intangible assets:
Goodwill	$25			$25
Other Assets:
Trademarks	15			15
Total	$40			$40

Amortization expense included within Other depreciation and amortization relating to intangible assets was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Customer lists	$3	$2	$2
Other	—	—	—
Total	$3	$2	$2

Based on the amortizable intangible assets as of December 31, 2011, estimated future amortization expense is expected to approximate $2 million for each of the next five fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Transfers and Servicing of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae, or (ii) sales to private investors. During the year ended December 31, 2011, 92% of mortgage loan sales were to the GSEs and the remaining 8% were sold to private investors.

The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: servicing rights and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests).  The Company is exposed to interest rate risks through its continuing involvement with mortgage loans sold, including mortgage servicing and other retained interests, as the value of those instruments fluctuate as changes in interest rates impact borrower prepayments on the underlying mortgage loans.  See Note 6, “Derivatives” for additional information regarding interest rate risk.  During the years ended December 31, 2011 and 2010, the Company did not retain any interests from sales or securitizations other than mortgage servicing rights.

During the year ended December 31, 2011, Mortgage servicing rights (“MSRs”) were retained on approximately 94% of mortgage loans sold. Conforming conventional loans serviced are sold or securitized through Fannie Mae or Freddie Mac programs. Such servicing is generally performed on a non-recourse basis, whereby foreclosure losses are the responsibility of Fannie Mae or Freddie Mac. Government loans serviced are generally sold or securitized through Ginnie Mae programs and are either insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veteran Affairs. Additionally, non-conforming mortgage loans are serviced for various private investors on a non-recourse basis.

A majority of mortgage loans are sold on a non-recourse basis; however, representations and warranties have been made that are customary for loan sale transactions, including eligibility characteristics of the mortgage loans and underwriting responsibilities, in connection with the sales of these assets. See Note 13, “Credit Risk” for a further description of representation and warranty obligations.

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the servicing portfolio associated with loans subserviced for others.  The total servicing portfolio, including loans subserviced for others was $182.4 billion, $166.1 billion, and $151.5 billion as of December 31, 2011, 2010 and 2009, respectively.  Mortgage servicing rights recorded in the Consolidated Balance Sheets are related to the capitalized servicing portfolio, and are created either through the direct purchase of servicing from a third party, or through the sale of an originated loan.

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Balance, beginning of period	$134,753	$127,700	$129,078
Additions	37,503	32,940	27,739
Payoffs, sales and curtailments	(25,168)	(25,887)	(29,117)
Balance, end of period	$147,088	$134,753	$127,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in capitalized MSRs consisted of:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Balance, beginning of period	$1,442	$1,413	$1,282
Additions	500	456	497
Changes in fair value due to:
Realization of expected cash flows	(223)	(261)	(391)
Changes in market inputs or assumptions used in the valuation model	(510)	(166)	111
Sales	—	—	(86)
Balance, end of period	$1,209	$1,442	$1,413

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net service fee revenue	$440	$401	$422
Late fees	20	20	18
Other ancillary servicing revenue (1)	41	45	40

(1)            Includes a $3 million gain on the sale of excess servicing during the year ended December 31, 2009.

As of December 31, 2011 and 2010, the MSRs had a weighted-average life of approximately 4.2 years and 5.7 years, respectively.  Approximately 67% and 70% of the MSRs associated with the loan servicing portfolio were restricted from sale without prior approval from private-label clients or investors as of December 31, 2011 and 2010, respectively.  See Note 18, “Fair Value Measurements” for additional information regarding the valuation of MSRs.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Proceeds from new loan sales or securitizations	$38,308	$33,756	$28,000
Servicing fees received (1)	440	401	422
Other cash flows on retained interests (2)	—	1	4
Purchases of delinquent or foreclosed loans (3)	(46)	(61)	(65)
Servicing advances (4)	(1,678)	(1,455)	(1,085)
Repayment of servicing advances	1,616	1,398	1,050

(1)            Excludes late fees and other ancillary servicing revenue.

(2)            Represents cash flows received on retained interests other than servicing fees.

(3)            Excludes indemnification payments to investors and insurers of the related mortgage loans.

(4)            As of December 31, 2011 and 2010, outstanding servicing advance receivables of $247 million and $187 million, respectively, were included in Accounts receivable, net.

During the years ended December 31, 2011, 2010 and 2009, pre-tax gains of $605 million, $666 million and $582 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Derivatives

The Company did not have any derivative instruments designated as hedging instruments as of and during the years ended December 31, 2011 or 2010. The following is a description of the risk management policies related to market and foreign exchange risks.

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

Interest Rate Lock Commitments.  Interest rate lock commitments (“IRLCs”) represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Forward delivery commitments on mortgage-backed securities or whole loans and options on forward contracts are used to manage the interest rate and price risk. Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.  See Note 18, “Fair Value Measurements” for further discussion regarding IRLCs.

Mortgage Loans Held for Sale.  The Company is subject to interest rate and price risk on Mortgage loans held for sale from the loan funding date until the date the loan is sold into the secondary market. Forward delivery commitments on mortgage-backed securities or whole loans are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Forward delivery commitments may not be available for all products that the Company originates; therefore, a combination of derivative instruments, including forward delivery commitments for similar products, may be used to minimize the interest rate and price risk. See Note 18, “Fair Value Measurements” for additional information regarding mortgage loans and related forward delivery commitments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2011, the Company executed certain derivative transactions to serve as an economic hedge of a portion of the interest rate risk associated with its MSRs.  The Company entered into these derivative transactions to ensure that there would be sufficient capacity under its debt facilities to fund higher origination volumes given the declining mortgage rates, while maintaining compliance with the leverage covenants in its debt agreements.  The increase in mortgage asset-backed debt, coupled with the decline in value of MSRs resulting from lower mortgage rates, could have the effect of increasing the indebtedness to tangible net worth ratio in the short term.

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

In conjunction with the issuance of the 2014 Convertible notes the conversion option (derivative liability) and purchased options (derivative asset) were issued, each of which are indexed to the Company’s Common stock.  The conversion option and purchased options are recognized in Other liabilities and Other assets, respectively, with the offsetting changes in their fair value recognized in Mortgage interest expense. The conversion option allowed the Company to reduce the coupon rate of the 2014 Convertible notes and the associated semiannual interest payments. The purchased options and sold warrants are intended to reduce the potential dilution to the Company’s Common stock upon conversion of the 2014 Convertible notes and generally have the effect of increasing the conversion price from $25.805 to $34.74 per share.  See Note 10, “Debt and Borrowing Arrangements” for further discussion regarding the 2014 Convertible notes and the related conversion option, purchased options and sold warrants.

FOREIGN EXCHANGE RISK

The Company has exposure to foreign exchange risk through: (i) our investment in our Canadian operations; (ii) any U.S. dollar borrowing arrangements we may enter into to fund Canadian dollar denominated leases and operations; and (iii) any foreign exchange forward contracts that we may enter into.  Currency swap agreements are used to manage such risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE ACTIVITY

Derivative instruments are recorded in Other assets and Other liabilities in the Consolidated Balance Sheets.  The following table presents the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	December 31, 2011			December 31, 2010
	Asset	Liability	Notional	Asset	Liability	Notional
	(In millions)
Interest rate lock commitments	$184	$—	$7,095	$42	$46	$7,328
Forward delivery commitments: (1)
Not subject to master netting arrangements	6	27	3,897	61	14	4,703
Subject to master netting arrangements(2)	32	100	11,893	248	68	16,438
Option contracts	2	—	845	—	—	—
MSR-related agreements	6	—	1,100	—	—	—
Interest rate contracts	1	1	477	4	—	653
Convertible note-related agreements(3)	4	4	—	54	54	—
Foreign exchange contracts	—	—	—	—	—	30
Total, gross	235	132		409	182
Netting adjustments:
Offsetting receivables/payables	(32)	(32)		(241)	(241)
Cash collateral paid/received	(6)	(54)		—	190
Total, net	$197	$46		$168	$131

(1)            The net notional amount of Forward delivery commitments was $8.3 billion and $10.3 billion as of December 31, 2011 and 2010, respectively.

(2)            Represents derivative instruments that are executed with the same counterparties and subject to master netting arrangements.  Forward delivery commitments subject to netting shown above were presented in the Consolidated Balance Sheets as follows:

	December 31, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(In millions)
Other Assets	$—	$—	$10	$3
Other Liabilities	32	100	238	65
Total	$32	$100	$248	$68

(3)            The notional amount of derivative instruments related to the issuance of the 2014 Convertible notes was 9.6881 million shares of the Company’s Common stock as of December 31, 2011 and 2010.

As of December 31, 2011, cash collateral posted for derivative agreements that did not qualify for net presentation was $13 million, which was included in Other assets in the Consolidated Balance Sheets.  As of December 31, 2010, there were no amounts posted as collateral that did not qualify for net presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gains (losses) recorded in the Consolidated Statements of Operations for derivative instruments:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Gain on mortgage loans, net:
IRLCs	$1,353	$1,212	$667
Forward delivery commitments	(402)	(132)	(30)
Options contracts	(25)	(26)	—
Net derivative loss related to mortgage servicing rights:
MSR-related agreements	(3)	—	—
Fleet interest expense:
Interest rate contracts	(3)	(6)	(3)
Foreign exchange contracts	(7)	(11)	(41)

7.  Vehicle Leasing Activities

The following tables summarize the components of Net investment in fleet leases:

	December 31,
	2011	2010
	(In millions)

Operating Leases:
Vehicles under open-end operating leases	$8,058	$7,601
Vehicles under closed-end operating leases	176	208
Vehicles under operating leases	8,234	7,809
Less: Accumulated depreciation	(5,097)	(4,671)
Net investment in operating leases	3,137	3,138

Direct Financing Leases:
Lease payments receivable	81	106
Less: Unearned income	(1)	(3)
Net investment in direct financing leases	80	103

Off-Lease Vehicles:
Vehicles not yet subject to a lease	290	248
Vehicles held for sale	16	7
Less: Accumulated depreciation	(8)	(4)
Net investment in off-lease vehicles	298	251
Total	$3,515	$3,492

	December 31,
	2011	2010
Vehicles under open-end leases	97%	97%
Vehicles under closed-end leases	3%	3%
Vehicles under variable-rate leases	82%	80%
Vehicles under fixed-rate leases	18%	20%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the future minimum lease payments to be received as of December 31, 2011.  Amounts presented include the monthly payments for the unexpired portion of the minimum lease term, which is 12 months under open-end lease agreements, and the residual value guaranteed by the lessee during the minimum lease term.  The interest component included in future minimum payments is based on the rate in effect at the inception of each lease.

	Future Minimum Lease Payments
	Operating Leases	Direct Financing Leases
	(In millions)
2012	$1,009	$41
2013	32	6
2014	21	3
2015	12	2
2016	5	1
Thereafter	3	4
Total	$1,082	$57

Contingent rentals include amounts for excess mileage, wear and tear, early termination fees, and, for variable-rate leases, changes in interest rates subsequent to lease inception. Contingent rentals are recorded in Fleet lease income in the Consolidated Statements of Operations. Contingent rentals from operating leases were $1 million and $(9) million for the years ended December 31, 2011 and 2009, respectively, and were not significant for the year ended December 31, 2010.  Contingent rentals from direct financing leases were not significant.

8.  Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of:

	December 31,
	2011	2010
	(In millions)
Furniture, fixtures and equipment	$92	$76
Capitalized software	138	118
Building and leasehold improvements	14	10
	244	204
Less: Accumulated depreciation and amortization	(180)	(158)
Total	$64	$46

9.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,
	2011	2010
	(In millions)
Accounts payable	$304	$278
Repurchase eligible loans(1)	81	134
Accrued payroll and benefits	56	42
Accrued interest	37	37
Other	26	30
Total	$504	$521

(1)             Repurchase eligible loans represent sold mortgage loans that are held by investors where the Company has the right, but not the obligation, to repurchase the loan.  Corresponding assets related to the loan balances of $81 million and $134 million were recorded within Other assets in the Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	December 31, 2011		December 31, 2010
		Wt. Avg-		Wt. Avg-
		Interest		Interest
	Balance	Rate(1)	Balance	Rate(1)
	(In millions)
Term notes, in amortization	$1,196	2.1%	$1,167	2.2%
Term notes, in revolving period	374	1.6%	989	2.0%
Variable-funding notes	1,516	1.4%	871	1.9%
Other	32	5.1%	39	5.1%
Vehicle Management Asset-Backed Debt	3,118		3,066
Committed warehouse facilities	2,313	2.0%	2,419	2.1%
Uncommitted warehouse facilities	44	1.2%	1,290	1.2%
Servicing advance facility	79	2.8%	68	2.8%
Mortgage Asset-Backed Debt	2,436		3,777
Term notes	879	8.2%	782	8.1%
Convertible notes	460	4.0%	430	4.0%
Credit facilities	—	—%	—	—%
Unsecured Debt	1,339		1,212
Mortgage loan securitization debt certificates, at fair value(2)	21	7.0%	30	7.0%
Total	$6,914		$8,085

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

The fair value of debt was $6.8 billion and $8.2 billion as of December 31, 2011 and 2010, respectively.

Assets held as collateral that are not available to pay the Company’s general obligations as of December 31, 2011 consisted of:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed
	Debt	Debt
	(In millions)
Restricted cash and cash equivalents	$311	$7
Accounts receivable	58	92
Mortgage loans held for sale (unpaid principal balance)	—	2,423
Net investment in fleet leases	3,404	—
Total	$3,773	$2,522

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of December 31, 2011:

				Mortgage Loan
	Vehicle	Mortgage		Securitization
	Asset-Backed	Asset-Backed	Unsecured	Debt
	Debt(1)	Debt	Debt	Certificates	Total
	(In millions)
Within one year	$995	$2,436	$250	$6	$3,687
Between one and two years	841	—	421	5	1,267
Between two and three years	731	—	250	5	986
Between three and four years	414	—	—	4	418
Between four and five years	56	—	450	3	509
Thereafter	85	—	8	—	93
	$3,122	$2,436	$1,379	$23	$6,960

(1)             Maturities of vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets.

On December 21, 2011, Standard & Poors downgraded the Company’s long term debt rating from BB+ to BB-.  The Company completed the year ended December 31, 2011 with $414 million of Cash and cash equivalents and $509 million of unsecured capacity under the Amended Credit Facility.  The Company has developed a liquidity and capital plan to address unsecured debt maturities subsequent to 2012 with a focus on efforts to ensure that its operations are cash flow positive and may seek to dispose of certain assets or seek alternative funding sources.

In January 2012, the Company completed an offering of $250 million of Convertible Senior Notes due 2017. See Note 23, “Subsequent Events” for further discussion.

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements.  Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements.  Available capacity under committed asset-backed debt arrangements and unsecured credit facilities as of December 31, 2011 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)
Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$374	$374	$—
Variable-funding notes	2,084	1,516	568

Mortgage Asset-Backed Debt:
Committed warehouse facilities	3,615	2,313	1,302
Servicing advance facility	120	79	41

Unsecured Credit facilities(1)	530	16	514

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

As of December 31, 2011, Term notes outstanding that are revolving in accordance with their terms are Chesapeake Series 2010-1 Class B Note, 2011-1 Class B Note and 2011-2. Expiration dates of the revolving periods range from June 27, 2012 to September 19, 2013.

As of December 31, 2011, Term notes outstanding that are amortizing in accordance with their terms are Chesapeake Series 2009-1, 2009-2, 2009-3 and 2009-4 and the FLRT Series 2010-1.  Final repayment dates of Term notes in their amortization period range from September 7, 2012 to July 7, 2014.

Variable-funding Notes

On December 28, 2011, the 2010-1 and 2011-1 Series Indenture Supplements of Chesapeake were amended to increase the aggregate available commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 29, 2011, the 2010-1 Series Indenture Supplement of Chesapeake was amended and the Series 2011-1 Indenture Supplement was entered into.  Proceeds of the Series 2011-1 Variable-funding notes were used to pay down the outstanding balance of the Series 2010-1 Variable-funding notes.  In addition, the maturity of the Series 2010-1 Variable-funding notes was extended and the total committed funding available to Chesapeake was increased.

As a result of these amendments, pursuant to the 2010-1 and 2011-1 Supplements, Chesapeake may issue up to $875 million and $625 million, respectively, in aggregate principal under commitments provided by a syndicate of lenders.  As of December 31, 2011, commitments under the 2010-1 and 2011-1 Supplements are scheduled to expire on June 27, 2012 and June 27, 2013, respectively, but are renewable subject to agreement by the parties. If the scheduled expiration date of the commitments is not extended, the notes’ amortization period will begin.

On August 31, 2011, the Series 2010-2 Indenture Supplement of the FLRT facility was amended to extend the maturity date to August 30, 2012.  The facility was also amended on November 1, 2011 to increase capacity to $584 million.  The commitments of this facility are renewable subject to agreement by the parties.

MORTGAGE ASSET-BACKED DEBT

Mortgage asset-backed debt primarily represents variable-rate warehouse facilities to support the origination of mortgage loans, which provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the terms of the facility.  The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market.  These facilities are typically 364-day facilities, and as of December 31, 2011, the range of maturity dates for committed facilities is April 1, 2012 to December 15, 2012.

Committed Facilities

As of December 31, 2011, the Company has outstanding committed mortgage warehouse facilities with the Royal Bank of Scotland, plc, Credit Suisse First Boston Mortgage Capital LLC, Ally Bank, Bank of America, Wells Fargo Bank, N.A., Barclays Bank PLC and Fannie Mae.

On December 15, 2011, the $1.0 billion committed facility with Fannie Mae was renewed.  As discussed below under “Covenants”, due to the December 21, 2011 S&P ratings action, as of December 31, 2011Fannie Mae may terminate the committed facility or waive its termination rights.  The Company is currently in discussions concerning proposed amendments to our various agreements with Fannie Mae, including the committed early funding facility agreement.

On December 13, 2011, facilities with $500 million of aggregate commitments were entered into with Barclays Bank PLC, including a PHH Mortgage warehouse facility, a PHH Mortgage gestation facility and a PHH Home loans warehouse facility, pursuant to master repurchase agreements and certain related agreements.

On December 1, 2011, the variable-rate committed facility of PHH Home Loans with Ally Bank was amended to reduce the committed capacity to $75 million and to extend the maturity date from December 1, 2011 to April 1, 2012, provided that no new loans can be funded after March 1, 2012.

On October 13, 2011, the committed mortgage repurchase facility with Bank of America was amended to renew $400 million of committed borrowing capacity through October 11, 2012, with the option to renew the agreement for an additional year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 25, 2011, the committed variable-rate mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital, LLC were extended to May 23, 2012, with the option to renew the agreements for an additional year.

Uncommitted Facilities

The Company has outstanding uncommitted mortgage repurchase facilities with Fannie Mae and RBS.

The Fannie Mae uncommitted facility has total capacity of up to $3.0 billion as of December 31, 2011, less certain amounts outstanding under the $1.0 billion committed Fannie Mae facility.

On June 24, 2011, the Company entered into a $200 million variable-rate uncommitted facility with the Royal Bank of Scotland, plc.

Servicing Advance Facility

The Company has a committed facility with Fannie Mae that provides for the early reimbursement of certain servicing advances made on behalf of Fannie Mae.

UNSECURED DEBT

Term Notes

As of December 31, 2011, Term Notes include $450 million of 9.25% Senior notes due March 1, 2016 that have been registered under a public registration statement and $421 million of Medium-term notes due in 2013.

On December 12, 2011, the Company issued $100 million aggregate principal amount of 9.25% Senior Notes due 2016 under an existing indenture, dated as of August 11, 2010.  Following the reopening, the aggregate principal amount of the 9.25% Senior Notes due 2016 was $450 million.  The Company intends to use the net proceeds of this offering, along with cash on hand, to repay at or prior to maturity the outstanding aggregate principal amount of our 4.0% Convertible Notes due April 15, 2012.

The effective interest rate of the term notes, which includes the accretion of the discount and issuance costs, was 8.5% as of December 31, 2011.  The range of maturity dates for the term notes is March 1, 2013 to April 15, 2018.

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

Convertible Notes

Convertible notes include a private offering of $250 million of 4% notes with a maturity date of September 1, 2014 and a private offering of 4.0% notes with a maturity date of April 15, 2012. The convertible notes are senior unsecured obligations, which rank equally with all existing and future senior debt of the Company.  The 2014 and 2012 convertible notes are governed by indentures dated September 29, 2009 and April 2, 2008, respectively, with The Bank of New York Mellon, as trustee. The Company may not redeem the 2014 or 2012 notes prior to their maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective interest rate of the convertible notes, which includes the accretion of the original issue discount and issuance costs is 12.7%.  As of December 31, 2011 and 2010, the carrying amount of the notes is net of an unamortized discount of $40 million and $70 million, respectively, which is being accreted to Mortgage interest expense in the Consolidated Statements of Operations.

Conversion:

Holders of the 2012 convertible notes may convert all or any portion of the notes at any time through the third business day immediately preceding their maturity on April 15, 2012.

Holders of the 2014 convertible notes may convert all or any portion of the notes at any time (i) in the event of the occurrence of certain triggering events related to the price of the notes, the price of the Company’s Common stock or certain corporate events or (ii) from, and including, March 1, 2014 through the third business day immediately preceding their maturity on September 1, 2014.

The conversion prices of the 2014 and 2012 notes are $25.805 per share and $20.50 per share, respectively.

Subject to certain exceptions, the holders of the convertible notes may require the Company to repurchase all or a portion of their notes upon a fundamental change, as defined under the respective indentures. The Company will generally be required to increase the conversion rate for holders that elect to convert their notes in connection with a make-whole fundamental change, or upon the occurrence of certain events.

The 2014 notes currently may only be settled in cash upon conversion because the Company has not sought shareholder approval, as required by the New York Stock Exchange, to allow for the to the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares.

Upon conversion of the 2012 notes, the Company will deliver the principal portion in cash and, if the conversion price calculated for each business day over a period of 60 consecutive business days exceeds the principal amount (the “Conversion Premium”), shares of its Common stock or cash for the Conversion Premium.

There have been no conversions of the 2014 and 2012 notes since issuance.

Related derivatives:

The Company entered into hedging transactions in connection with the issuance of the notes, including transactions with respect to the Conversion Premium (or, purchased options) and warrant transactions whereby the Company sold warrants to acquire, subject to certain anti-dilution adjustments, shares of its Common stock. The purchased options and sold warrants are intended to reduce the potential dilution of the Company’s Common stock upon conversion.  The initial conversion rates were 38.7522 shares and 48.7805 shares per $1,000 principal amount for the 2014 and 2012 notes, respectively.  Based on the initial conversion rates, these transactions generally have the effect of increasing the conversion price for the 2014 and 2012 notes to $34.74 per share and $27.20 per share, respectively.

The Company determined that at the time of issuance that the conversion option and purchased options related to the 2014 notes did not meet all the criteria for equity classification based on the settlement terms of the notes.  The conversion option and purchased options are recognized as derivatives and are presented in Other liabilities and Other assets, respectively, with the offsetting changes in their fair value recognized in Mortgage interest expense in the Consolidated Financial Statements. See Note 6, “Derivatives” in these Notes to Consolidated Financial Statements for additional information regarding the conversion option and purchased options.

The sold warrants associated with the 2014 notes and the sold warrants, conversion option and purchased options associated with the 2012 notes meet all the criteria for equity classification because they are indexed to the Company’s stock.  As such, these derivative instruments are recorded within Additional paid-in capital and have no impact on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Among other covenants, the Amended Credit Facility, the RBS repurchase facility, the CSFB Mortgage repurchase facility, the Bank of America repurchase facility, the Wells Fargo Mortgage repurchase facility and the Barclays repurchase facility require that the Company maintain:  (i) on the last day of each fiscal quarter, net worth of $1.0 billion and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 6.5:1.  These facilities contain the most restrictive net worth and debt to equity covenants; however, certain other outstanding debt agreements contain debt to equity covenants that are less restrictive.

The Amended Credit Facility, the Bank of America repurchase facility, the RBS repurchase facility and the CSFB Mortgage repurchase facility require the Company to maintain a minimum of $1.0 billion in committed mortgage repurchase or warehouse facilities, with no more than $500 million of gestation facilities included towards the minimum, excluding the uncommitted facilities provided by Fannie Mae.

As of December 31, 2011, the Company was in compliance with all financial covenants related to its debt arrangements.

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

Fannie Mae has the right to terminate its $1.0 billion committed early funding agreement as long as our credit rating by S&P remains below BB or if our credit rating by Moodys falls below Ba2.  As a result of the downgrade of the Company’s senior unsecured debt rating to BB-, as of December 31, 2011 Fannie Mae has the option to terminate the Committed Funding Letter Agreement, or make changes to our agreements including, without limitation, (i) a reduction or elimination of the use of certain Fannie Mae products or programs, (ii) the modification of certain legal agreements, and (iii) the exercise of certain contractual rights by Fannie Mae intended to reduce Fannie Mae’s counterparty risk exposure.  The Company is currently in discussions concerning proposed amendments to our various agreements with Fannie Mae, including the committed early funding facility agreement.

None of our other committed financing facilities are subject to termination, acceleration, modification, collateral posting, or adverse price changes solely as a result of the downgrade of our unsecured debt ratings by S&P.

See Note 15, “Stock-Related Matters” in these Notes to Consolidated Financial Statements for information regarding restrictions on the Company’s ability to pay dividends pursuant to certain debt arrangements.

11.  Pension and Other Post Employment Benefits

Defined Contribution Savings Plans.  The Company and PHH Home Loans sponsor separate defined contribution savings plans that provide certain eligible employees an opportunity to accumulate funds for retirement. Contributions of participating employees are matched on the basis specified by these plans. The cost for contributions to these plans was $9 million during the years ended December 31, 2011, 2010 and 2009, respectively and was included in Salaries and related expenses in the Consolidated Statements of Operations.

Defined Benefit Pension Plan and Other Employee Benefit Plan.  The Company sponsors a domestic non-contributory defined benefit pension plan, which covers certain eligible employees. Benefits are based on an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The measurement date for all benefit obligations and plan assets is December 31.  The following table provides benefit obligations, plan assets and the funded status of the plans:

	Pension Benefits		Other Post Employment Benefits
	2011	2010	2011	2010
	(In millions)
Benefit obligation — December 31	$44	$38	$2	$2
Fair value of plan assets — December 31	31	31	—	—
Unfunded status	(13)	(7)	(2)	(2)
Unfunded pension liability recorded in Accumulated other comprehensive income (loss):
Net loss	19	13	—	—
Net amount recognized — December 31	$6	$6	$(2)	$(2)

During the years ended December 31, 2011, 2010 and 2009, both the net periodic benefit cost related to the defined benefit pension plan and the expense recorded for the other post employment benefits plan were not significant.

As of December 31, 2011, future expected benefit payments to be made from the defined benefit pension plan’s assets, which reflect expected future service, are $2 million in the years ending December 31, 2012 through 2016 and $12 million for the five years ending December 31, 2021.

The Company’s policy is to contribute amounts to the defined benefit pension plan sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts at the discretion of the Company. Contributions of $1 million were made to the plan during the years ended December 31, 2011 and 2010. An estimate of the expected contributions to the defined benefit pension plan is $1 million for the year ending December 31, 2012.

12.  Income Taxes

The following table summarizes Income tax (benefit) expense:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Current:
Federal	$—	$—	$(28)
State	(1)	7	1
Foreign	10	5	11
Income tax contingencies:
Change in income tax contingencies	(6)	—	—
Interest and penalties	(1)	1	—
Total current income tax expense (benefit)	2	13	(16)
Deferred:
Federal	(90)	27	109
State	(9)	—	20
Foreign	(3)	(1)	(6)
Total deferred income tax (benefit) expense	(102)	26	123
Income tax (benefit) expense	$(100)	$39	$107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes (Loss) income before income taxes:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Domestic operations	$(220)	$102	$265
Foreign operations	18	13	15
(Loss) income before income taxes	$(202)	$115	$280

No provision has been made for federal deferred taxes on approximately $112 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2011 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized federal deferred tax liability for unremitted earnings is not practicable.

Deferred tax assets and liabilities represent the basis differences between assets and liabilities measured for financial reporting versus for income-tax returns purposes.  The following table summarizes the significant components of deferred tax assets and liabilities:

	December 31,
	2011	2010
	(In millions)
Deferred tax assets:
Accrued liabilities, provisions for losses and deferred income	$77	$69
Federal loss carryforwards and credits	451	271
State loss carryforwards and credits	58	55
Alternative minimum tax credit carryforward	23	24
Other	8	10
Gross deferred tax assets	617	429
Valuation allowance	(44)	(54)
Deferred tax assets, net of valuation allowance	573	375
Deferred tax liabilities:
Originated mortgage servicing rights	306	397
Purchased mortgage servicing rights	84	66
Depreciation and amortization	809	640
Deferred tax liabilities	1,199	1,103
Net deferred tax liability	$626	$728

The deferred tax assets valuation allowance primarily relates to state loss carryforwards. The valuation allowance will be reduced when and if it is determined that it is more likely than not that all or a portion of the deferred tax assets will be realized. The federal and state loss carryforwards will expire from 2014 to 2032 and from 2012 to 2032, respectively.

The total alternative minimum tax credit is not subject to limitations, and primarily consists of credits of $23 million existing at the time of the spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.) that are available to the Company. As of December 31, 2011, it has been determined that all alternative minimum tax carryforwards can be utilized in future years; therefore, no reserve or valuation allowance has been recorded.

The deferred tax liabilities represent the future tax liability generated upon reversal of the differences between the tax basis and book basis of certain of our assets.  Deferred liabilities related to our mortgage servicing rights arise due to differences in the timing of income recognition for accounting and tax purposes for certain servicing rights, which generate an associated basis difference between book and tax. Deferred liabilities related to depreciation and amortization result primarily from differences in the net book value and tax basis of vehicles in our fleet business due to differences in depreciation methods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income taxes differ from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
(Loss) income before income taxes	$(202)	$115	$280
Statutory federal income tax rate	(35)%	(35)%	(35)%
Income taxes computed at statutory federal rate	$(71)	$40	$98
State and local income taxes, net of federal tax benefits	(12)	6	15
Liabilities for income tax contingencies	(7)	1	—
Changes in state apportionment factors	(5)	—	2
Changes in valuation allowance	6	2	1
Noncontrolling interest	(10)	(11)	(9)
Other	(1)	1	—
Income tax (benefit) expense	$(100)	$39	$107
Effective tax rate	(49.7)%	33.7%	38.3%

Significant items that impact the effective tax rate include:

State and local income taxes, net of federal tax benefits.  The impact to the effective tax rate from state and local income taxes primarily represents the volatility in the pre-tax income or loss, as well as the mix of income and loss from the operations by entity and state income tax jurisdiction.  The effective state tax rate has stayed consistent for the years ended December 31, 2010 and 2009.  For the year ended December 31, 2011 the effective state rate increased, primarily due to the increase in Loss before income taxes from our mortgage business, as well as the mix of income and loss from the operations by entity within individual state income tax jurisdictions.

Liabilities for income tax contingencies. The impact to the effective tax rate from changes in the liabilities for income tax contingencies primarily represents decreases in liabilities associated with the resolution and settlement with various taxing authorities, partially offset by increases in liabilities associated with new uncertain tax positions taken during the period. During the year ended December 31, 2011, the IRS concluded its examination and review of the Company’s taxable years 2006 through 2009.

Changes in valuation allowance.  The impact to the effective tax rate from changes in valuation allowance primarily represents state loss carryforwards generated during the year for which the Company believes it is more likely than not that the amounts will not be realized.  For the year ended December 31, 2011, the change was primarily driven by tax losses generated by our mortgage business.

Noncontrolling interest.  The impact to the effective tax rate from noncontrolling interest represents Realogy Corporation’s portion of income taxes related to the income or loss attributable to PHH Home Loans.  PHH Home Loans’ has elected to report as a partnership for federal and state income tax purposes, therefore, the tax expense is reported by the individual LLC members.  Accordingly, the Company’s Income tax (benefit) expense includes only its proportionate share of the income tax related to the income or loss generated by PHH Home Loans.

The activity in the liability for unrecognized income tax benefits (including the liability for potential payment of interest and penalties) consisted of:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Balance, beginning of period	$9	$8	$8
Activity related to tax positions taken during the current year	2	1	—
Activity related to tax positions taken during prior years	(8)	—	—
Balance, end of period	$3	$9	$8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, 2010 and 2009, the effective income tax rate would be positively impacted by the favorable resolution of income tax contingencies or reductions in valuation allowances of approximately $3 million, $11 million, and $10 million, respectively.

The amount of unrecognized income tax benefits may change in the next twelve months primarily due to activity in future reporting periods related to income tax positions taken during prior years. This change may be material; however, the impact of these unrecognized income tax benefits cannot be projected on the results of operations or financial position for future reporting periods due to the volatility of market and other factors.

The estimated liability for the potential payment of interest and penalties included in the liability for unrecognized income tax benefits was not significant as of December 31, 2011 and was $1 million as of December 31, 2010.

As of December 31, 2011 foreign and state income tax filings were subject to examination for periods including and subsequent to 2003, dependent upon jurisdiction.

During the first quarter of 2011, the Company was notified by the Department of Treasury that the audit and review of the Company and its subsidiaries tax returns for the years ended December 31, 2006 through 2008 have concluded, indicating a no-change examination for those periods.  The Company was also notified in the first quarter of 2011 that the Internal Revenue Service has reviewed and accepted as filed the return for the tax year ended December 31, 2009.  The Company and its subsidiaries remain subject to examination by the IRS for the tax years ended December 31, 2010 and 2011.

13.   Credit Risk

The Company is subject to the following forms of credit risk:

•      Consumer credit risk—through mortgage banking activities as a result of originating and servicing residential mortgage loans

•      Commercial credit risk—through fleet management and leasing activities

•      Counterparty credit risk—through derivative transactions, sales agreements and various mortgage loan origination and servicing agreements

Accounts Receivable

Accounts receivable is primarily related to advances on mortgage loans serviced, trade accounts receivable from fleet management and leasing activities and receivables from loan production activities.  The following table summarizes Accounts receivable, net:

	December 31,
	2011	2010
	(In millions)
Fleet management trade receivables	$358	$312
Mortgage servicing advances	247	186
Other	97	79
Accounts receivable, gross	702	577
Allowance for doubtful accounts	(2)	(4)
Accounts receivable, net	$700	$573

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer Credit Risk

The Company is not subject to the majority of the risks inherent in maintaining a mortgage loan portfolio because loans are not held for investment purposes and are generally sold to investors within 30 days of origination.  The majority of mortgage loan sales are on a non-recourse basis; however, the Company has exposure in certain circumstances in its capacity as a loan originator and servicer to loan repurchases and indemnifications through representation and warranty provisions.  Additionally, the Company has exposure through its reinsurance agreements that are inactive and in runoff.

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

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	December 31,
	2011	2010
	(In millions)
Loan Servicing Portfolio Composition:
Owned	$150,315	$140,160
Subserviced	32,072	25,915
Total	$182,387	$166,075
Conventional loans	$145,885	$136,261
Government loans	29,903	23,100
Home equity lines of credit	6,599	6,714
Total	$182,387	$166,075
Weighted-average interest rate	4.6%	4.9%

	December 31,
	2011		2010
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	2.24%	1.83%	2.36%	2.01%
60 days	0.60%	0.51%	0.67%	0.60%
90 or more days	0.98%	0.95%	1.21%	1.27%
Total	3.82%	3.29%	4.24%	3.88%
Foreclosure/real estate owned(2)	1.83%	1.85%	2.30%	2.37%

(1)    Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)    As of December 31, 2011 and 2010, there were 15,689 and 18,554 of loans in foreclosure with unpaid principal balance of $2.8 billion and $3.3 billion, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and on-balance sheet loans in foreclosure and real estate owned.  A summary of the activity in foreclosure-related reserves is as follows:

	Year Ended
	December 31,
	2011	2010
	(In millions)
Balance, beginning of period	$111	$86
Realized foreclosure losses	(82)	(63)
Increase in reserves due to:
Changes in assumptions	80	74
New loan sales	18	14
Balance, end of period	$127	$111

Foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum exposure to representation and warranty provisions exceeds the amount of loans in the capitalized portfolio of $147.1 billion; however, the range of total possible losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of December 31, 2011, approximately $187 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 14% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of December 31, 2011 and 2010, liabilities for probable losses related to repurchase and indemnification obligations of $95 million and $74 million, respectively, are included in Other liabilities in the Consolidated Balance Sheets.  In determining our liability, the Company considers both:  (i) specific non-performing loans that are currently in foreclosure where the Company believes it will be required to indemnify the investor for any losses and (ii) an estimate of probable future repurchase or indemnification obligations.  The liability related to specific non-performing loans is based on a loan-level analysis considering the current collateral value, estimated sales proceeds and selling cost. The liability related to probable future repurchase or indemnification obligations is estimated based upon recent and historical repurchase and indemnification trends segregated by year of origination.  An estimated loss severity, based on current loss rates for similar loans, is then applied to probable repurchases and indemnifications to estimate the liability for loan repurchases and indemnifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Consolidated Balance Sheets as follows:

	December 31,
	2011	2010
	(In millions)
Mortgage loans in foreclosure(1)	$112	$128
Allowance for probable losses	(19)	(22)
Mortgage loans in foreclosure, net	$93	$106
Real estate owned	$51	$54
Adjustment to estimated net realizable value	(13)	(15)
Real estate owned, net	$38	$39

(1)      Includes $62 million and $61 million of advances as of December 31, 2011 and 2010, respectively.

Mortgage Reinsurance

The Company has exposure to consumer credit risk through losses from two contracts with primary mortgage insurance companies that are inactive and in runoff.  The exposure to losses through these reinsurance contracts is based on mortgage loans pooled by year of origination.

As of December 31, 2011, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 4 years.  Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans.  The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool.  In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers.

The Company is required to hold cash and securities in trust related to this potential obligation, which were $226 million, included in Restricted cash, cash equivalents and investments in the Consolidated Balance Sheet as of December 31, 2011.  The amount of cash and securities held in trust is contractually specified in the reinsurance agreements and is based on the original risk assumed under the contracts and the incurred losses to date.

As of December 31, 2011, $84 million was included in Other liabilities in the Consolidated Balance Sheet for incurred and incurred but not reported losses associated with mortgage reinsurance activities (estimated on an undiscounted basis), which includes $7 million of known unpaid reinsurance losses outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in reinsurance-related reserves is as follows:

	Year Ended
	December 31,
	2011	2010
	(In millions)
Balance, beginning of period	$113	$108
Realized reinsurance losses	(65)	(38)
Increase in liability for reinsurance losses	36	43
Balance, end of period	$84	$113

Commercial Credit Risk

The Company is exposed to commercial credit risk for its clients under the vehicle lease and fleet management service agreements.  Such risk is managed through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis.  The lease agreements generally allow the Company to refuse any additional orders upon the occurrence of certain credit events; however, the obligation remains for all leased vehicle units under contract at that time.  The fleet management service agreements can generally be terminated upon 30 days written notice.  As of December 31, 2011 and 2010, there were no significant client concentrations related to vehicle leases or fleet management service agreements.

Vehicle leases are primarily classified as operating leases; however, certain leases are classified as direct financing leases and recorded within Net investment in fleet leases in the Consolidated Balance Sheets as more fully described below.  During the years ended December 31, 2011 and 2010, the amount of direct financing leases sold were $63 million and $51 million, respectively.

The following table summarizes the status of direct financing leases and related receivables:

	December 31,
	2011	2010
	(In millions)
Current amount	$64	$85
30-59 days	—	4
60-89 days	—	3
Greater than 90 days(1)	16	19
Direct financing lease receivables, gross(2)	80	111
Allowance for credit losses	—	(3)
Direct financing lease receivables, net(3)	$80	$108

(1)	Includes $16 million of leases that are still accruing interest as of both December 31, 2011 and 2010.

(2)	There were no direct financing leases on non-accrual status as of December 31, 2011. Direct financing leases on non-accrual status were $3 million as of December 31, 2010.

(3)	December 31, 2010 includes amounts related to the current billings of direct financing leases, which are recorded within Accounts receivable, net in the Consolidated Balance Sheets.

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

As of December 31, 2011, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties with respect to derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to a diverse client base.

During the year ended December 31, 2011, approximately 22% and 21% of mortgage loan originations were derived from our relationships with Realogy and its affiliates, and Merrill Lynch Home Loans, a division of Bank of America, National Association, respectively.

14.  Commitments and Contingencies

Legal Contingencies

The Company is party to various claims and legal proceedings from time to time related to contract disputes and other commercial, employment and tax matters.

In January 2012, the Company was notified that the Consumer Financial Protection Bureau had opened an investigation to determine whether the Company’s mortgage insurance premium ceding practices to captive reinsurers comply with the Real Estate Settlement Procedures Act and other laws enforced by the CFPB. The CFPB requested certain related documents and information for review.  The Company has provided reinsurance services in exchange for premiums ceded and believe that we have complied with the Real Estate Settlement Procedures Act and other laws.  The Company did not provided reinsurance on loans originated after 2009. There can be no assurance whether or not this investigation will result in the imposition of any penalties and fines against us or our subsidiaries.

In connection with the heightened focus on foreclosure practices across the mortgage industry in 2010 and 2011, the Company has received inquiries from regulators and attorneys general of certain states as well as from the Committee on Oversight and Government Reform of the U.S. House of Representatives and the U.S. Senate Judiciary Committee, requesting information regarding foreclosure practices, processes and procedures, among other things.  Although the Company has not been assessed any material penalties associated with its foreclosure practices through December 31, 2011, we have been assessed compensatory fees for failing to meet foreclosure timelines outlined in the Agency servicing guides.  We expect that the higher level of focus on foreclosure practices will result in higher legal and servicing related costs as well as potential regulatory fines and penalties.

It is reasonably possible that the Company could experience an increase in foreclosure-related litigation in the future.  However, the amount of any losses in connection with such matters cannot be reasonably estimated given the inherent uncertainty around the outcome of such matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2010, the IRS concluded its examination of Cendant’s taxable years 2003 through 2006, and the material issues related to the Company’s potential obligations to Cendant under the Tax Sharing Agreement have been favorably resolved.  As a result of the conclusion of the examination, the Company recorded an additional deferred tax asset of $1 million, with a corresponding increase to Retained earnings.

Lease and Purchase Commitments

The Company is committed to making rental payments under noncancelable operating and capital leases related to various facilities and equipment.  In addition, during the normal course of business, various commitments are made to purchase goods or services from specific suppliers, including those related to capital expenditures.

The following table summarizes the Company’s commitments as of December 31, 2011:

	Future Minimum	Future Minimum
	Operating Lease	Capital Lease	Purchase
	Payments	Payments	Commitments
	(In millions)
2012	$17	$4	$177
2013	17	3	10
2014	14	3	7
2015	13	—	1
2016	12	—	—
Thereafter	54	—	—
Total	$127	$10	$195

During the years ended December 31, 2011, 2010 and 2009, rental expense of $24 million, $24 million, and $21 million, respectively, was recorded in Occupancy and other office expenses in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indemnification of Cendant

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

Representations and warranties are provided to purchasers and insurers on a significant portion of loans sold and are assumed on purchased mortgage servicing rights.  See further discussion in Note 13, “Credit Risk”.

In connection with certain of Mortgage-asset-backed borrowing arrangements, we have entered into agreements to unconditionally and irrevocably guarantee payment on the obligations of our subsidiaries.

Committed mortgage gestation facilities are a component of the Company’s financing arrangements.  Certain gestation agreements are accounted for as sale transactions and result in mortgage loans and related debt that are not included in the Consolidated Balance Sheets.  As of December 31, 2011, there were $500 million of commitments available under off-balance sheet gestation facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Stock-Related Matters

Restrictions on Paying Dividends

Many of the Company’s subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions are pursuant to certain of the Company’s asset-backed debt agreements and to regulatory restrictions applicable to the equity of the Company’s reinsurance subsidiary. The aggregate restricted net assets of these subsidiaries totaled $1.2 billion as of December 31, 2011. These restrictions on net assets of certain subsidiaries, however, do not directly limit the ability to pay dividends from consolidated Retained earnings.

Certain of the Company’s debt arrangements also require the maintenance of financial ratios and contain restrictive covenants applicable to consolidated financial statement elements, as well as restricted payment covenants that potentially could limit the ability to pay dividends.

Requirements of debt arrangements that could limit the ability to pay dividends include, but are not limited to:

•                  Pursuant to the Amended Credit Facility:

a)              the Company may declare or pay any dividend only so long as the Company’s corporate ratings are equal to or better than at least two of the following: Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s and BBB- from Fitch Ratings (in each case on stable outlook or better);

b)             if the provisions of (a) are not met, the Company may declare or pay any dividend only so long as:

•                  the Company is not in default under the Amended Credit Facility; and

•                  (i) the Convertible Notes due in 2012 have been repaid, prefunded, extended or refinanced; (ii) the aggregate unrestricted Cash and cash equivalents is at least $50 million; and (iii) no amounts are borrowed under the Amended Credit Facility and no more than $50 million of letters of credit are outstanding.

c)              If the provisions of (a) and (b) are not met, the Company may declare or pay any dividend only with the written consent of the lenders representing more than 50% of the aggregate commitments under the Amended Credit Facility.

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

As of December 31, 2011, the Company may not pay dividends without the written consent of the lenders of the Amended Credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Accumulated Other Comprehensive Income

The after-tax components of Accumulated other comprehensive income (loss) were as follows:

		Unrealized
		Gains On
	Currency	Available-
	Translation	for-Sale	Pension
	Adjustment	Securities	Adjustment	Total
	(In millions)
Balance at December 31, 2008	$6	$—	$(9)	$(3)
Change during 2009	21	—	1	22
Balance at December 31, 2009	27	—	(8)	19
Change during 2010	9	1	—	10
Balance at December 31, 2010	36	1	(8)	29
Change during 2011	(5)	1	(4)	(8)
Balance at December 31, 2011	$31	$2	$(12)	$21

All components of Accumulated other comprehensive income (loss) presented above are net of income taxes; however the currency translation adjustment presented above excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

The tax effect of the change in unfunded pension liability was $(2) million and $1 million for the years ended December 31, 2011 and 2009, respectively, and was not significant for the year ended December 31, 2010.  The tax effect of the changes in unrealized gains on available for sale securities was $1 million for the year ended December 31, 2011 and was not significant for the year ended December 31, 2010.  There were no available-for-sale securities outstanding during the year ended December 31, 2009.

17.  Stock-Based Compensation

The PHH Corporation Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) governs awards of share based compensation.  Employees have been awarded stock-based compensation in the form of RSUs and stock options to purchase shares of Common stock under the Plan. The stock option awards have a maximum contractual term of ten years from the grant date. Service-based stock awards generally vest upon the fulfillment of a service condition ratably over a period of up to five years from the grant date.  Certain service-based stock awards provided for the possibility of accelerated vesting if certain performance criteria were achieved.  Performance-based stock awards require the fulfillment of a service condition and the achievement of certain performance criteria and vest between two and three years from the grant date if both conditions are met. The performance criteria may also impact the number of awards that may vest. All outstanding and unvested stock options and RSUs have vesting conditions pursuant to a change in control. In addition, RSUs are granted to non-employee Directors as part of their compensation for services rendered as members of the Company’s Board of Directors. These RSUs vest immediately when granted. New shares of Common stock are issued to employees and Directors to satisfy the stock option exercise and RSU conversion obligations. The Plan also allows awards of stock appreciation rights, restricted stock and other stock- or cash-based awards. RSUs granted entitle employees to receive one share of PHH Common stock upon the vesting of each RSU. The aggregate number of shares of PHH Common stock issuable under the Plan is 11,050,000.

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

The following table summarizes expense recognized related to stock-based compensation arrangements:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Stock-based compensation expense	$7	$7	$13
Income tax benefit related to stock-based compensation expense	(3)	(2)	(5)
Stock-based compensation expense, net of income taxes	$4	$5	$8

As of December 31, 2011, there was $9 million of total unrecognized compensation cost related to outstanding and unvested stock options and RSUs all of which would be recognized upon a change in control. As of December 31, 2011, there was $7 million of unrecognized compensation cost related to outstanding and unvested stock options and RSUs that are expected to vest and be recognized over a weighted-average period of 2.0 years.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2011:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In years)	(In millions)
Performance-Based Stock Options
Outstanding at January 1, 2011	18,409	$21.16
Exercised	(6,929)	21.16
Outstanding at December 31, 2011	11,480	$21.16	2.4	$—
Exercisable at December 31, 2011	11,480	$21.16	2.4	$—
Stock options vested and expected to vest	11,480	$21.16	2.4	$—
Service-Based Stock Options
Outstanding at January 1, 2011	1,646,209	$18.19
Granted	442,096	19.39
Exercised	(383,832)	18.11
Forfeited or expired	(61,857)	15.30
Outstanding at December 31, 2011	1,642,616	$18.67	5.5	$—
Exercisable at December 31, 2011	1,030,312	$18.60	3.3	$—
Stock options vested and expected to vest	1,639,873	$18.67	5.5	$—

Generally, options are granted with exercise prices at the fair market value of the Company’s shares of Common stock, which is considered equal to the closing share price on the date of grant. However, the exercise price of certain stock options granted during the year ended December 31, 2009 is equal to 1.2 times the closing share price on the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant-date fair value per stock option for awards granted during the years ended December 31, 2011, 2010, and 2009 was $7.93, $10.51 and $7.17, respectively.  The weighted-average grant-date fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected life (in years)	5.9	2.7	4.0
Risk-free interest rate	1.40%	0.90%	1.70%
Expected volatility	51.3%	40.5%	60.6%
Dividend yield	—	—	—

The expected life of the stock options is estimated based on their vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on the historical volatility of the Company’s Common stock.

The intrinsic value of options exercised was $3 million during the year ended December 31, 2010. The amount was not significant during the years ended December 31, 2011 and 2009.

Restricted Stock Units

The following tables summarize restricted stock unit activity for the year ended December 31, 2011:

	Number of RSUs(1)	Weighted- Average Grant- Date Fair Value
Performance-Based RSUs
Outstanding at January 1, 2011	340,597	$14.72
Granted	100,847	16.34
Converted	(54,000)	19.64
Forfeited	(81,600)	21.04
Outstanding at December 31, 2011	305,844	$14.63
RSUs expected to be converted into shares of Common stock	285,959	$14.69
Service-Based RSUs
Outstanding at January 1, 2011	941,222	$17.58
Granted(2)	92,216	16.31
Converted	(372,229)	18.86
Forfeited	(47,674)	16.32
Outstanding at December 31, 2011	613,535	$16.69
RSUs expected to be converted into shares of Common stock	570,946	$16.74

(1)    The performance criteria impact the number of awards that may vest.  The number of RSUs represents the expected number to be earned.

(2)    Includes 65,216 RSUs earned by non-employee Directors for services rendered as members of the Board of Directors.

The total fair value of RSUs converted into shares of Common stock during the years ended December 31, 2011, 2010 and 2009 was $9 million, $10 million, and $6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Fair Value Measurements

As of December 31, 2011 and 2010, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Total PHH Corporation stockholders’ equity. See Note 10, “Debt and Borrowing Arrangements” for the fair value of Debt as of December 31, 2011 and 2010. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents and Restricted cash and cash equivalents, the carrying value approximates fair value due to the short-term nature of such instruments.

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of December 31, 2011 or 2010.

See Note 1, “Summary of Significant Accounting Policies” for a description of the valuation hierarchy of inputs used in determining fair value measurements.

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the valuation methodologies, significant inputs, and classification pursuant to the valuation hierarchy are as follows:

Restricted Investments. Restricted investments are classified within Level Two of the valuation hierarchy.  Restricted investments represent certain high credit quality debt securities, including Corporate securities, Agency securities and Government securities, that are classified as available-for-sale and held in trust for the capital fund requirements of and potential claims related to mortgage reinsurance. The fair value of restricted investments is estimated using current broker prices from multiple pricing sources. Significant assumptions impacting the valuation of these instruments include interest rates and the levels of credit risk.  See Note 3, “Restricted Cash, Cash Equivalents and Investments” for additional information.

Mortgage Loans Held for Sale. Mortgage loans are classified within Level Two and Level Three of the valuation hierarchy.

For Level Two Mortgage loans held for sale (“MLHS”), fair value is estimated through a market approach by using either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to servicing rights and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. The Agency mortgage-backed security market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices exist for securities at the pass-through level, which are published on a regular basis. The Company has the ability to access this market and it is the market into which conforming mortgage loans are typically sold.

During the year ended December 31, 2011, certain Scratch and Dent (as defined below), and non-conforming loans were transferred from Level Three to Level Two of the valuation hierarchy based on an increase in the availability of market data and increased trading activity.  Although the market for non-conforming and Scratch and Dent loans does not have the same liquidity as the market for conforming loans, the number of observable market participants and the number of non-distressed transactions has increased while the implied risk premium has decreased to the point where available market information on transactions and quoted prices for similar assets are determinative of fair value.

During the year ended December 31, 2011, construction loans were transferred from Level Three to Level Two of the valuation hierarchy based on a change in the valuation approach to a collateral based valuation using Level Two inputs.  The change in valuation approach was made because the remaining population of construction loans consisted primarily of delinquent loans.

As of December 31, 2011, Level Three MLHS are valued using a discounted cash flow model and include second lien loans, including Scratch and Dent second lien loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the difference between the carrying amounts of Mortgage loans held for sale measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	December 31, 2011		December 31, 2010
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Mortgage loans held for sale:
Carrying amount	$2,658	$23	$4,329	$14
Aggregate unpaid principal balance	2,592	34	4,356	21
Difference	$66	$(11)	$(27)	$(7)

The following table summarizes the components of Mortgage loans held for sale:

	December 31,
	2011	2010
	(In millions)
First mortgages:
Conforming (1)	$2,483	$4,123
Non-conforming	109	138
Construction loans	4	11
Total first mortgages	2,596	4,272
Second lien	10	11
Scratch and Dent (2)	50	40
Other	2	6
Total	$2,658	$4,329

(1)    Represents mortgage loans that conform to the standards of the government-sponsored entities.

(2)    Represents mortgage loans with origination flaws or performance issues.

Securitized Mortgage Loans.  Securitized mortgage loans are classified within Level Three of the valuation hierarchy. Securitized mortgage loans represent loans securitized using a trust that is consolidated as a variable interest entity. See Note 19, “Variable Interest Entities” for additional information. Loans held in the securitization trust are fixed-rate second lien residential mortgage loans that were originated primarily in 2007.  The fair value of securitized mortgage loans is estimated using a discounted cash flow model which projects remaining cash flows with expected prepayment speeds, loss rates and loss severities as the key drivers.

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  See Note 6, “Derivatives” for additional information regarding derivative instruments.

Interest Rate Lock Commitments:  Interest rate lock commitments (“IRLCs”) are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan (or “pullthrough”). The estimate of pullthrough is based on changes in pricing and actual borrower behavior. The average pullthrough percentage used in measuring the fair value of IRLCs was 74% and 78% as of December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Forward Delivery Commitments:  Forward delivery commitments are classified within Level Two of the valuation hierarchy. Forward delivery commitments fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. The fair value of forward delivery commitments is primarily based upon the current agency mortgage-backed security market to-be-announced pricing specific to the loan program, delivery coupon and delivery date of the trade. Best efforts sales commitments are also entered into for certain loans at the time the borrower commitment is made. These best efforts sales commitments are valued using the committed price to the counterparty against the current market price of the interest rate lock commitment or mortgage loan held for sale.

Option Contracts:  Option contracts are classified within Level Two of the valuation hierarchy. Option contracts represent the rights to buy or sell mortgage-backed securities at specified prices in the future. The fair value of option contracts is based upon the underlying current to be announced pricing of the agency mortgage-backed security market, and a market-based volatility.

MSR-Related Agreements: MSR-related agreements are classified within Level Two of the valuation hierarchy.  MSR-related agreements represent a combination of derivatives used to offset possible adverse changes in the fair value of MSRs, which may include options on swap contracts and interest rate swap contracts.  The fair value of MSR-related agreements is determined using quoted prices for similar instruments.

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

Convertible Note-Related Agreements:  Derivative instruments related to the Convertible notes due in 2014 include conversion options and purchased options.  Convertible note-related agreements are classified within Level Three of the valuation hierarchy due to the inactive, illiquid market for the agreements.  The fair value of the conversion option and purchased options is determined using an option pricing model and is primarily impacted by changes in the market price and volatility of the Company’s Common stock. The convertible notes and related purchased options and conversion option are further discussed in Note 10, “Debt and Borrowing Arrangements”.

Foreign Exchange Contracts:  Foreign exchange contracts are classified within Level Two of the valuation hierarchy.  Foreign exchange contracts are used to mitigate the exchange risk associated with Canadian dollar denominated lease assets collateralizing U.S. dollar denominated borrowings.  The fair value of foreign exchange contracts is determined using current exchange rates.  As of December 31, 2010 the amount recorded for foreign exchange contracts was not significant, and as of December 31, 2011, the Company did not hold any foreign exchange contracts.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the inactive market for such assets.

The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates (developed using a model described below), the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. A probability weighted option adjusted spread (“OAS”) model generates and discounts cash flows for the MSR valuation. The OAS model generates numerous interest rate paths, then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	December 31,
	2011	2010
Weighted-average prepayment speed (CPR)	18%	12%
Option adjusted spread, in basis points	857	844
Volatility	33%	29%

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	December 31, 2011
	Weighted- Average Prepayment Speed	Option Adjusted Spread	Volatility
	(In millions)
Impact on fair value of 10% adverse change	$(86)	$(42)	$(6)
Impact on fair value of 20% adverse change	(165)	(81)	(13)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis were included in the Consolidated Balance Sheets as follows:

	December 31, 2011
	Level One	Level Two	Level Three	Cash Collateral and Netting (1)	Total
	(In millions)
ASSETS
Restricted investments	$—	$226	$—	$—	$226
Mortgage loans held for sale	—	2,641	17	—	2,658
Mortgage servicing rights	—	—	1,209	—	1,209
Other assets:
Derivative assets:
Interest rate lock commitments	—	—	184	—	184
Forward delivery commitments	—	38	—	(32)	6
Option contracts	—	2	—	—	2
MSR-related agreements	—	6	—	(6)	—
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	4	—	4
Securitized mortgage loans	—	—	28	—	28
LIABILITIES
Debt:
Mortgage loan securitization debt certificates	$—	$—	$21	$—	$21
Other liabilities:
Derivative liabilities:
Forward delivery commitments	—	127	—	(86)	41
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	4	—	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)
ASSETS
Restricted investments	$—	$254	$—	$—	$254
Mortgage loans held for sale	—	4,157	172	—	4,329
Mortgage servicing rights	—	—	1,442	—	1,442
Other assets:
Derivative assets:
Interest rate lock commitments	—	—	42	—	42
Forward delivery commitments	—	309	—	(241)	68
Interest rate contracts	—	4	—	—	4
Convertible note-related agreements	—	—	54	—	54
Securitized mortgage loans	—	—	42	—	42
LIABILITIES
Debt:
Mortgage loan securitization debt certificates	$—	$—	$30	$—	$30
Other liabilities:
Derivative liabilities:
Interest rate lock commitments	—	—	46	—	46
Forward delivery commitments	—	82	—	(51)	31
Convertible note-related agreements	—	—	54	—	54

(1)             Represents adjustments to arrive at the carrying amount of assets and liabilities presented in the Consolidated Balance Sheets for the effect of netting the payable or receivable and cash collateral held or placed with the same counterparties under master netting arrangements.

Activity in assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Year Ended December 31, 2011
			Interest		Mortgage loan
	Mortgage	Mortgage	rate lock	Securitized	securitization
	loans held	servicing	commitments,	mortgage	debt
	for sale	rights	net	loans	certificates
	(In millions)
Balance, beginning of period	$172	$1,442	$(4)	$42	$30
Realized and unrealized gains (losses) for assets	(12)	(733)	1,353	(1)	—
Realized and unrealized losses for liabilities	—	—	—	—	2
Purchases	25	1	—	—	—
Issuances	310	499	—	—	—
Settlements	(307)	—	(1,165)	(13)	(11)
Transfers into level three	84	—	—	—	—
Transfers out of level three	(255)	—	—	—	—
Balance, end of period	$17	$1,209	$184	$28	$21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2010
			Interest			Mortgage loan
	Mortgage	Mortgage	rate lock		Securitized	securitization
	loans held	servicing	commitments,	Investment	mortgage	debt
	for sale	rights	net	securities	loans	certificates
	(In millions)
Balance, beginning of period	$111	$1,413	$26	$12	$—	$—
Realized and unrealized gains (losses) for assets	(27)	(427)	1,212	—	7	—
Realized and unrealized losses for liabilities	—	—	—	—	—	4
Purchases, issuances and settlements, net	61	456	(1,242)	(1)	(16)	(14)
Transfers into level three	104	—	—	—	—	—
Transfers out of level three	(77)	—	—	—	—	—
Transition adjustment (1)	—	—	—	(11)	51	40
Balance, end of period	$172	$1,442	$(4)	$—	$42	$30

(1)             Represents the transition adjustment related to the adoption of updates to Consolidation and Transfers and Servicing accounting guidance resulting in the consolidation of a mortgage loan securitization trust.  (See Note 1, “Summary of Significant Accounting Policies” and Note 19, “Variable Interest Entities” for additional information).

The Company conducts a review of fair value hierarchy classifications on a quarterly basis. Changes in the availability of observable inputs may result in the reclassification, or transfer, of certain assets or liabilities.  Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs. Transfers into Level three generally represent mortgage loans held for sale with performance issues, origination flaws or other characteristics that impact their salability in active secondary market transactions.  Transfers out of Level three generally represent mortgage loans held for sale with corrected performance issues or origination flaws or loans that were foreclosed upon.  Mortgage loans in foreclosure are measured at fair value on a non-recurring basis, as discussed in further detail below.

As discussed above under Mortgage loans held for sale, for the year ended December 31, 2011, Transfers out of level three also represent the transfer of certain mortgage loans between Level Three to Level Two of the valuation hierarchy based on an increase in the availability of market bids and increased trading activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Consolidated Statements of Operations as follows:

	Year Ended
	December 31,
	2011	2010
	(In millions)
Gain on mortgage loans, net:
Mortgage loans held for sale	$(19)	$(36)
Interest rate lock commitments	1,353	1,212
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	(733)	(427)
Mortgage interest income:
Mortgage loans held for sale	7	9
Securitized mortgage loans	5	6
Mortgage interest expense:
Mortgage securitization debt certificates	(5)	(6)
Other income:
Securitized mortgage loans	(6)	1
Mortgage securitization debt certificates	3	1

Unrealized gains (losses) included in the Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Consolidated Balance Sheets were as follows:

	Year Ended December 31,
	2011	2010
	(In millions)
Gain on mortgage loans, net	$181	$(20)
Change in fair value of mortgage servicing rights	(510)	(166)
Other income	(3)	2

Non-Recurring Fair Value Measurements

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

The allowance for probable losses associated with mortgage loans in foreclosure and the adjustment to record REO at their estimated net realizable value were based upon fair value measurements from Level Two of the valuation hierarchy.  During the years ended December 31, 2011 and 2010, total foreclosure-related charges of $80 million and $72 million, respectively, were recorded in Other operating expenses, which include changes in the estimate of losses related to off-balance sheet exposure to loan repurchases and indemnifications in addition to the provision for valuation adjustments for mortgage loans in foreclosure and REO. See Note 13, “Credit Risk” for further discussion regarding the balances of mortgage loans in foreclosure, REO, and the off-balance sheet exposure to loan repurchases and indemnifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Variable Interest Entities

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

The Company’s involvement in variable interest entities primarily relate to PHH Home Loans, a joint venture with Realogy Corporation, fleet vehicle financing activities and a mortgage securitization trust.  The activities of significant variable interest entities are more fully described below.

Assets and liabilities of significant consolidated variable interest entities are included in the Consolidated Balance Sheets as follows:

	December 31, 2011
		Chesapeake	FLRT and	Mortgage
	PHH Home	and D.L.	PHH Lease	Securitization
	Loans	Peterson Trust	Receivables LP	Trust
	(In millions)
ASSETS
Cash	$52	$2	$—	$—
Restricted cash(1)	2	262	49	—
Mortgage loans held for sale	476	—	—	—
Accounts receivable, net	21	58	—	—
Net investment in fleet leases	—	2,818	572	—
Property, plant and equipment, net	1	—	—	—
Other assets	18	8	12	28
Total assets	$570	$3,148	$633	$28
Assets held as collateral(2)	$463	$3,138	$610	$—
LIABILITIES
Accounts payable and accrued expenses	$21	$2	$13	$—
Debt	434	2,549	538	21
Other liabilities	9	—	—	—
Total liabilities(3)	$464	$2,551	$551	$21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010
		Chesapeake	FLRT and	Mortgage
	PHH Home	and D.L.	PHH Lease	Securitization
	Loans	Peterson Trust	Receivables LP	Trust
	(In millions)
ASSETS
Cash	$40	$4	$—	$—
Restricted cash (1)	—	202	39	—
Mortgage loans held for sale	384	—	—	—
Accounts receivable, net	14	50	—	—
Net investment in fleet leases	—	2,854	502	—
Property, plant and equipment, net	1	—	—	—
Other assets	10	12	18	42
Total assets	$449	$3,122	$559	$42
Assets held as collateral (2)	$331	$3,106	$506	$—
LIABILITIES
Accounts payable and accrued expenses	$20	$3	$16	$—
Debt	304	2,577	450	30
Other liabilities	5	—	—	—
Total liabilities (3)	$329	$2,580	$466	$30

(1)             Restricted cash of Chesapeake Funding and FLRT primarily relates to amounts specifically designated to purchase assets, to repay debt and/or to provide over-collateralization related to vehicle management asset-backed debt arrangements.

(2)             Assets held as collateral relate to the entity’s borrowing arrangements and are not available to pay the Company’s general obligations.  See Note 10, “Debt and Borrowing Arrangements” for further information.

(3)             Total liabilities exclude intercompany payables as discussed below.

In addition to the assets and liabilities of significant variable interest entities that were consolidated as outlined above, the Company had the following involvement with these entities as of and for the year ended December 31:

	Net income (loss)(1)
	2011	2010	2009
	(In millions)
PHH Home Loans	$46	$46	$38
Chesapeake and D.L. Peterson Trust	53	40	30
FLRT and PHH Lease Receivables LP	7	(3)	—
Mortgage Securitization Trust (2)	(3)	3	—

	PHH Corporation		Intercompany
	Investment(3)		receivable (payable)(3)
	2011	2010	2011	2010
	(In millions)
PHH Home Loans	$57	$66	$14	$38
Chesapeake and D.L. Peterson Trust	761	751	27	(2)
FLRT and PHH Lease Receivables Trust LP	96	84	(14)	4
Mortgage Securitization Trust	7	12	—	—

(1)             Includes adjustments for the elimination of intercompany transactions.

(2)             Entity was consolidated January 1, 2010 as a result of updates to Consolidation and Transfers and Servicing accounting guidance.

(3)             Amounts are eliminated in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PHH Home Loans

The Company owns 50.1% of PHH Home Loans and Realogy Corporation owns the remaining 49.9%. The operations of PHH Home Loans are governed by the PHH Home Loans Operating Agreement.  PHH Home Loans was formed for the purpose of originating and selling mortgage loans primarily sourced through Realogy’s owned real estate brokerage business, NRT, and corporate relocation business, Cartus.  All loans originated by PHH Home Loans are sold to PHH Mortgage or to unaffiliated third-party investors at arm’s-length terms. The PHH Home Loans Operating Agreement provides that at least 15% of the total loans originated by PHH Home Loans are sold to unaffiliated third party investors. PHH Home Loans does not hold any mortgage loans for investment purposes or retain mortgage servicing rights for any loans it originates.

During the years ended December 31, 2011, 2010 and 2009, PHH Home Loans originated residential mortgage loans of $9.6 billion, $10.5 billion and $10.3 billion, respectively, and PHH Home Loans brokered or sold $6.2 billion, $7.9 billion and $11.1 billion, respectively, of mortgage loans to the Company under the terms of a loan purchase agreement.  For the year ended December 31, 2011, approximately 22% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 84% were originated by PHH Home Loans.  As of December 31, 2011, the Company had outstanding commitments from PHH Home Loans to purchase or fund $759 million of mortgage loans and lock commitments expected to result in closed mortgage loans.

The Company did not make any capital contributions to support the operations of PHH Home Loans during the years ended December 31, 2011, 2010 and 2009.  Distributions received from PHH Home Loans were $20 million, $11 million and $8 million during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company manages PHH Home Loans through its subsidiary, PHH Broker Partner, with the exception of certain specified actions that are subject to approval by Realogy through PHH Home Loans’ board of advisors, which consists of representatives of Realogy and the Company. The board of advisors has no managerial authority, and its primary purpose is to provide a means for Realogy to exercise its approval rights over those specified actions of PHH Home Loans for which Realogy’s approval is required. PHH Mortgage operates under a Management Services Agreement with PHH Home Loans, pursuant to which PHH Mortgage provides certain mortgage origination processing and administrative services for PHH Home Loans. In exchange for such services, PHH Home Loans pays PHH Mortgage a fee per service and a fee per loan, subject to a minimum amount.

PHH Home Loans is financed through equity contributions, sales of mortgage loans to PHH Mortgage and other investors, and secured and unsecured subordinated indebtedness. The Company maintains an unsecured subordinated Intercompany Line of Credit with PHH Home Loans with $100 million capacity. This indebtedness is not collateralized by the assets of PHH Home Loans. The Company has extended the subordinated financing to increase PHH Home Loans’ capacity to fund mortgage loans and to support certain covenants of the entity. There were no borrowings outstanding under this Intercompany Line of Credit as of December 31, 2011 or 2010.

Subject to certain regulatory and financial covenant requirements, net income generated by PHH Home Loans is distributed quarterly to its members pro rata based upon their respective ownership interests. PHH Home Loans may also require additional capital contributions from the Company and Realogy under the terms of the Operating Agreement if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of PHH Home Loans or its subsidiaries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is not solely obligated to provide additional financial support to PHH Home Loans; however, the termination of this joint venture could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Additionally, the insolvency or inability for Realogy to perform its obligations under the PHH Home Loans Operating Agreement, or its other agreements with the Company, could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

In addition, beginning on February 1, 2015, Realogy may terminate the Operating Agreement at any time by giving two years’ notice to the Company. Upon Realogy’s termination of the agreement, Realogy will have the option either to require that PHH purchase their interest in PHH Home Loans at fair value, plus, in certain cases, liquidated damages, or to cause the Company to sell its interest in PHH Home Loans to a third party designated by Realogy at fair value plus, in certain cases, liquidated damages. In the case of a termination by Realogy following a change in control of PHH, the Company may be required to make a cash payment to Realogy in an amount equal to PHH Home Loans’ trailing 12 months net income multiplied by the greater of (i) the number of years remaining in the first 12 years of the term of the agreement or (ii) two years.

The Company has the right to terminate the Operating Agreement upon, among other things, a material breach by Realogy of a material provision of the agreement, in which case the Company has the right to purchase Realogy’s interest in PHH Home Loans at a price derived from an agreed-upon formula based upon fair market value (which is determined with reference to that trailing 12 months EBITDA) for PHH Home Loans and the average market EBITDA multiple for mortgage banking companies.

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

Chesapeake and D.L. Peterson Trust

Vehicle acquisitions in the U.S. for the Fleet Management services segment are primarily financed through the issuance of asset-backed variable funding notes issued by the Company’s wholly owned subsidiary Chesapeake Funding LLC.  D.L. Peterson Trust (“DLPT”), a bankruptcy remote statutory trust, holds the title to all vehicles that collateralize the debt issued by Chesapeake Funding. DLPT also acts as a lessor under both operating and direct financing lease agreements.  Chesapeake Funding’s assets primarily consist of a loan made to Chesapeake Finance Holdings LLC, a wholly owned subsidiary of the Company. Chesapeake Finance owns all of the special units of beneficial interest in the leased vehicles and eligible leases and certain other assets issued by DLPT, representing all interests in DLPT.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2011 and 2010, certain capital transactions were executed between the Company and Chesapeake whereby the Company made contributions to Chesapeake for increased escrow requirements, debt issuance costs and additional paydown of outstanding notes of Chesapeake of $10 million, $2 million, and $67 million during the years ended December 31, 2011, 2010 and 2009, respectively.  Distributions received from Chesapeake were $33 million, $27 million and $22 million during the years ended December 31, 2011, 2010 and 2009, respectively.

In accordance with the Amended and Restated Servicer Agreement, the Company acts as a servicer for Chesapeake Finance and DLPT and in accordance with the Administrative Agreement, the Company acts as an administrator of the entities.  The Company received related fees from Chesapeake of $6 million, $7 million and $8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Upon the initial funding of the FLRT entity during the year ended December 31, 2010, the Company determined that it is the primary beneficiary and that FLRT and PHH Fleet Lease Receivables LP are VIEs.  The determination was made on a qualitative basis after considering the nature and purpose of the entities and how the risk transferred to interest holders through their variable interests.

Certain FLRT debt transactions are structured whereby subsidiaries of the Company contribute the beneficial ownership in vehicles under lease to PHH Fleet Lease Receivables LP and receive distributions upon the issuance of the debt by FLRT.  During the years ended December 31, 2011 and 2010, the Company and its subsidiaries contributed $349 million and $329 million of vehicles to FLRT, respectively, and received distributions of $339 million and $252 million, respectively.

The Company acts as initial servicer, collections agent and financial services agent of FLRT and PHH Fleet Lease Receivables LP.  Related fees of $1 million were paid to the Company by FLRT for each of the years ended December 31, 2011 and 2010.

Mortgage Loan Securitization Trust

As a result of the adoption of updates to ASC 810 and ASC 860 as of January 1, 2010, a mortgage loan securitization trust that previously met the qualifying special purpose entity scope exception was consolidated. The Company holds subordinate debt certificates of the trust with a fair value of $7 million and $12 million as of December 31, 2011 and 2010, respectively. The Company’s investment in the subordinated debt and residual interests, in connection with its function as servicer for the trust, provides the Company with a controlling financial interest in the trust.

Distributions received from the securitization trust for the Company’s residual interests were $2 million for each of the years ended December 31, 2011 and 2010.

As discussed in Note 23, “Subsequent Events”, in January 2012 the Company sold its residual interests in the securitization trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Related Party Transactions

Certain Business Relationships

Thomas P. (Todd) Gibbons, one of the Company’s Directors effective July 1, 2011, is Vice Chairman and Chief Financial Officer of the Bank of New York Mellon Corporation, the Bank of New York Mellon, and BNY Mellon, N.A. (collectively “BNY Mellon”).  The Company has certain relationships with BNY Mellon, including financial services, commercial banking and other transactions. BNY Mellon participates as a lender in several of the Company’s credit facilities, functions as the custodian for loan files, and functions as the indenture trustee on the Convertible notes due in 2012 and 2014, and the Senior notes due in 2016, as well as several of the Vehicle management asset-backed debt facilities.  The Company also executes forward loan sales agreements and interest rate contracts with BNY Mellon.  These transactions were entered into in the ordinary course of business upon terms, including interest rate and collateral, substantially the same as those prevailing at the time. The fees paid to BNY Mellon, including interest expense, during the year ended December 31, 2011 were not significant.

21.  Segment Information

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

Segment results for the year ended and as of December 31, were as follows:

	Total Assets
	2011	2010
	(In millions)
Mortgage Production segment	$3,085	$4,605
Mortgage Servicing segment	2,018	2,291
Fleet Management Services segment	4,337	4,216
Other	337	158
Total	$9,777	$11,270

	Net Revenues			Segment Profit (Loss)(2)
	2011	2010	2009	2011	2010	2009
	(In millions)
Mortgage Production segment(1)	$914	$911	$880	$258	$268	$306
Mortgage Servicing segment	(343)	(63)	82	(557)	(241)	(85)
Fleet Management Services segment	1,646	1,593	1,649	75	63	54
Other	(3)	(3)	(5)	(3)	(3)	(15)
Total	$2,214	$2,438	$2,606	$(227)	$87	$260

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Interest Income			Interest Expense
	2011	2010	2009	2011	2010	2009
	(In millions)
Mortgage Production segment	$101	$97	$79	$125	$113	$90
Mortgage Servicing segment	15	15	12	76	69	61
Fleet Management Services segment	3	2	9	82	94	95
Other	(2)	(2)	(2)	(2)	(2)	(10)
Total	$117	$112	$98	$281	$274	$236

	Depreciation on Operating Leases			Other Depreciation and Amortization
	2011	2010	2009	2011	2010	2009
	(In millions)
Mortgage Production segment	$—	$—	$—	$9	$10	$14
Mortgage Servicing segment	—	—	—	1	1	1
Fleet Management Services segment	1,223	1,224	1,267	11	11	11
Other	—	—	—	4	—	—
Total	$1,223	$1,224	$1,267	$25	$22	$26

(1)    For the year ended December 31, 2011, Net revenues and segment profit for the Mortgage Production segment includes a $68 million gain on the 50.1% sale of the equity interests in the Company’s appraisal services business.

(2)    The following is a reconciliation of (Loss) income before income taxes to segment (loss) profit:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
(Loss) income before income taxes	$(202)	$115	$280
Less: net income attributable to noncontrolling interest	25	28	20
Segment (loss) profit	$(227)	$87	$260

22.  Selected Quarterly Financial Data—(unaudited)

The following tables present selected unaudited quarterly financial data:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
	(In millions, except per share data)
Net revenues	$665	$516	$384	$649
Income (loss) before income taxes	85	(66)	(242)	21
Net income (loss)	52	(37)	(138)	21
Net income (loss) attributable to PHH Corporation	49	(41)	(148)	13
Basic earnings (loss) per share attributable to PHH Corporation	$0.87	$(0.73)	$(2.62)	$0.22
Diluted earnings (loss) per share attributable to PHH Corporation	0.84	(0.73)	(2.62)	0.22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(In millions, except per share data)
Net revenues	$577	$371	$572	$918
Income (loss) before income taxes	19	(215)	(2)	313
Net income (loss)	8	(126)	7	187
Net income (loss) attributable to PHH Corporation	8	(133)	(8)	181
Basic earnings (loss) per share attributable to PHH Corporation	$0.15	$(2.40)	$(0.14)	$3.26
Diluted earnings (loss) per share attributable to PHH Corporation	0.15	(2.40)	(0.14)	3.25

23.  Subsequent Events

CONVERTIBLE NOTE ISSUANCE

On January 17, 2012, the Company completed an offering of $250 million in aggregate principal amount of 6.00% Convertible Senior Notes due 2017.  The notes will be convertible, under certain circumstances, into cash and, if applicable, shares of common stock based on an initial conversion rate for the notes of 78.2014 shares of PHH common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.79 per share of common stock.  Upon conversion, the principal amount of the converted notes will be paid in cash and the Company will pay or deliver (at our election): (i) cash; (ii) shares of our common stock; or (iii) a combination of cash and shares of our common stock; to settle amounts due if the conversion value exceeds the principal of the converted notes. The conversion rate and the conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits.

Interest on the notes will be payable semiannually in arrears on June 15 and December 15 of each year, beginning June 15, 2012. The notes will mature on June 15, 2017, unless previously repurchased or converted in accordance with their terms. The notes will be senior unsecured obligations and will rank equally with all existing and future senior unsecured debt and senior to all of its existing and future subordinated debt.  The notes are not redeemable by the Company prior to the maturity date.

The Company intends to use the net proceeds from this offering, along with the net proceeds from the recent reopening of the 9.25% Senior Notes due 2016, and cash on hand to repay at or prior to maturity the outstanding aggregate principal amount of Convertible Notes that mature on April 15, 2012.  The remainder of the net proceeds will be used for general corporate purposes.

PURCHASE OF 2012 SERIES CONVERTIBLE NOTES

In January 2012, the Company purchased $48 million of its Convertible notes due 2012 in the open market.

SALE OF SECURITIZATION TRUST INVESTMENT

In January 2012, the Company sold its’ investment in the subordinated debt and residual interests of a securitization trust that had been consolidated as a variable interest entity.  The resulting gain or loss was not significant.

PHH CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Revenues
Net revenues from consolidated subsidiaries	$254	$143	$52
Interest income	4	1	—
Net revenues	258	144	52
Expenses
Salaries and related expenses	71	16	22
Interest expense	128	105	79
Other depreciation and amortization	4	—	—
Other operating expenses	59	26	20
Total expenses	262	147	121
Loss before income taxes and equity in (loss) earnings of subsidiaries	(4)	(3)	(69)
Benefit from income taxes	(3)	(2)	(26)
Loss before equity in (loss) earnings of subsidiaries	(1)	(1)	(43)
Equity in (loss) earnings of subsidiaries	(126)	49	196
Net (loss) income	$(127)	$48	$153

PHH CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION

CONDENSED BALANCE SHEETS

(In millions)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$307	$92
Due from consolidated subsidiaries	1,166	1,300
Investment in consolidated subsidiaries	1,242	1,319
Property, plant and equipment, net	21	7
Other assets	270	326
Total assets	$3,006	$3,044

LIABILITIES AND EQUITY
Debt	$1,339	$1,212
Other liabilities	225	268
Total liabilities	1,564	1,480
Commitments and contingencies	—	—

EQUITY
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	1,082	1,069
Retained earnings	338	465
Accumulated other comprehensive income	21	29
Total PHH Corporation stockholders’ equity	1,442	1,564
Total liabilities and equity	$3,006	$3,044

PHH CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$62	$75	$48

Cash flows from investing activities:
Purchases of property, plant and equipment	(5)	(5)	—
Dividends from consolidated subsidiaries	7	46	19
Net cash provided by investing activities	2	41	19

Cash flows from financing activities:
Net cash provided by consolidated subsidiaries	50	—	315
Proceeds from unsecured borrowings	1,304	3,482	2,762
Principal payments on unsecured borrowings	(1,205)	(3,498)	(3,118)
Proceeds on sale of warrants	—	—	35
Cash paid for purchased options	—	—	(66)
Issuances of common stock	8	10	4
Cash paid for debt issuance costs	(2)	(19)	(1)
Other, net	(4)	(1)	2
Net cash provided by (used in) financing activities	151	(26)	(67)
Net increase in Cash and cash equivalents	215	90	—
Cash and cash equivalents at beginning of period	92	2	2
Cash and cash equivalents at end of period	$307	$92	$2

PHH CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	PHH Corporation and Subsidiaries			PHH Corporation
	2011	2010	2009	2011	2010	2009
	(In millions)
Deferred tax valuation allowance:
Balance, beginning of period	$54	$70	$74	$6	$8	$6
Additions:
Charged to costs and expenses	6	2	2	—	—	2
Charged to other accounts	(16)	(18)	—	1	(2)	—
Deductions	—	—	(6)	—	—	—
Balance, end of period	$44	$54	$70	$7	$6	$8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2011, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2011.  The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report which is included in this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the internal control over financial reporting of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Philadelphia, PA
February 28, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item and not otherwise set forth below is incorporated herein by reference to the information under the headings “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board” in our definitive Proxy Statement related to our 2012 Annual Meeting of Stockholders, which we expect to file with the Commission, pursuant to Regulation 14A, no later than 120 days after December 31, 2011 (the “2012 Proxy Statement”).

EXECUTIVE OFFICERS

All executive officers are appointed by and serve at the pleasure of the Board of Directors.  Executive officers as of February 17, 2012, and ages of officers at December 31, 2011, were as follows:

Glen A. Messina, age 50, President and Chief Executive Officer since January 2012.  Mr. Messina served as our Chief Operating Officer from July 2011 to December 2011.  Prior to joining PHH, Mr. Messina spent 17 years at General Electric Company (“GE”) most recently as Chief Executive Officer of GE Chemical and Monitoring Solutions, a global water and process specialty chemicals services business, from 2008 until July 2011.  Previously, Mr. Messina served as Chief Financial Officer of GE Water and Process Technologies from 2007 to 2008 and Chief Financial Officer of GE Equipment Services from 2002 to 2007.  Prior thereto, Mr. Messina served in various other senior level positions at GE including, at GE Capital Mortgage Corporation, Chief Executive Officer from 1998 to 2000 and Chief Financial Officer from 1996 to 1998.

David J. Coles, age 47, Interim Executive Vice President and Chief Financial Officer since March 2011.  Mr. Coles was appointed by PHH as Interim Executive Vice President and Chief Financial Officer while it conducts a search for a permanent Chief Financial Officer.  Mr. Coles currently serves as a Managing Director of Alvarez & Marsal North America, LLC, a global professional services firm, based in New York and joined Alvarez & Marsal in 1997.  Prior to that, Mr. Coles was a Senior Manager at Arthur Andersen & Co. in both the United Kingdom and New York.  Mr. Coles is also a current director of Euro-Pro Holdings, Inc, a position he has held since 2008.

Luke S. Hayden, age 55, Executive Vice President, Mortgage since May 2010. Prior to joining PHH, Mr. Hayden served as Chief Executive Officer of Mortgage Renaissance Investment Trust from April 2009 to April 2010.  Previously, Mr. Hayden served as Executive Vice President and Senior Managing Director at GMAC ResCap from March 2007 to October 2008 and President of Hayden Consulting, LLC from April 2005 to March 2007. Prior to that, Mr. Hayden spent 13 years at JP Morgan Chase Corporation from 1992 to 2005, including tenure as Executive Vice President of Consumer Market Risk Management.  Prior thereto, Mr. Hayden held senior positions at Security Pacific National Bank and First Interstate Bank of California.

George J. Kilroy, age 64, Executive Vice President, Fleet since March 2001.  Mr. Kilroy served as our Acting Chief Executive Officer and President from June 2009 to October 2009.  Previously, Mr. Kilroy served as Senior Vice President, Business Development from May 1997 to March 2001 after having served in various other positions at PHH VMS since joining in 1976, including Head of Diversified Services and Financial Services.

Smriti Laxman Popenoe, age 43, Executive Vice President and Chief Risk Officer since September 2010.  Prior to joining PHH, Ms. Popenoe served as Principal at TriSim, Inc, a financial advisory firm, from October 2009 to September 2010.  Previously, Ms. Popenoe served as Senior Vice President, Balance Sheet Management at Wachovia (now Wells Fargo & Company) from September 2006 to September 2009.  Prior to that, Ms. Popenoe served as Senior Vice President, Portfolio Management at Sunset Financial Resources, Inc (now Institutional Financial Markets, Inc.), a real estate investment trust, from 2003 to 2006.  Prior thereto, Ms. Popenoe spent 9 years at Freddie Mac beginning in October 1994, serving most recently as Senior Portfolio Director, Mortgage Portfolio from March 1998 to October 2003.

Adele T. Barbato, age 63, Senior Vice President and Chief Human Resources Officer since February 2010. Prior to joining PHH, Ms. Barbato served as Senior Vice President, Human Resources of Drexel University from August 2006 to May 2009.  Previously, Ms. Barbato served as Senior Vice President, Human Resources of MedQuist, Inc from February 2005 to August 2006.  Prior to that, Ms. Barbato spent 19 years at Unisys Corporation from 1986 to 2005, including tenure as Vice President, Human Resources - International Operations and Global Diversity.

Jeff S. Bell, age 41, Senior Vice President and Chief Information Officer since February 2010.  Prior to joining PHH, Mr. Bell served as Senior Vice President of eCommerce at Countrywide (now Bank of America Corporation) from 2008 to February 2010.  Previously, Mr. Bell founded both AndersonBell Partners and Kaleidico, LLC and served in executive level positions from 2006 to 2008 and 2006, respectively.  Prior to that, Mr. Bell served as Chief Information Officer of DeepGreen Financial from 2000 to 2006.

William F. Brown, age 54, Senior Vice President, General Counsel and Secretary since February 2005. Mr. Brown served as Senior Vice President and General Counsel of Cendant Mortgage (now PHH Mortgage Corporation) from June 1999 to February 2011 after having served in various other positions since joining Cendant Mortgage in November 1985.

Mark E. Johnson, age 52, Senior Vice President and Treasurer since December 2008.  Previously, Mr. Johnson served as Vice President and Treasurer from February 2005 to December 2008.  Prior to that, Mr. Johnson served as Vice President, Secondary Marketing of Cendant Mortgage from May 2003 to February 2005 after having served in various other positions since joining Cendant Mortgage in September 1994.

Jonathan T. McGrain, age 48, Senior Vice President, Corporate Communications since January 2010. Prior to joining PHH, Mr. McGrain served as Communications Counsel of Catinat Group, Ltd from January 2008 to January 2010.  Previously, Mr. McGrain served as Director of Marketing and Communications at VinaCapital Investment Management, Ltd from April 2007 to December 2007.  Prior to that, Mr. McGrain served as Senior Vice President, Marketing and Communications of Clayton Holdings from August 2006 to March 2007, and as Senior Vice President, Corporate Communications of Radian Group Inc from June 1999 to February 2006.

Milton S. Prime, age 49, Senior Vice President since December 2009.  Previously, Mr. Prime served as Vice President of Internal Audit from April 2006 to December 2009.  Prior to that, Mr. Prime served as Vice President of Internal Audit of PHH Mortgage Corporation from February 2005 to April 2006.  Prior to joining PHH in February 2005, Mr. Prime served as Vice President of Financial Control of Mizuho Corporate Bank, USA from August 1996 to June 2004.

Item 11.  Executive Compensation

Information required under this Item is incorporated herein by reference to the information under the headings “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” in our 2012 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is incorporated herein by reference to the information under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” and “Board of Directors—Independence of the Board of Directors” in our 2012 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

Information required under this Item is incorporated herein by reference to the information under the heading “Principal Accountant Fees and Services” in our 2012 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2012.

PHH CORPORATION

By:	/s/ GLEN A. MESSINA
Name: Glen A. Messina
Title: President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Glen A. Messina, David J. Coles and William F. Brown, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of PHH Corporation, any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ GLEN A. MESSINA	President, Chief Executive Officer and Director	February 28, 2012
Glen A. Messina	(Principal Executive Officer)

/s/ DAVID J. COLES	Interim Executive Vice President and Chief	February 28, 2012
David J. Coles	Financial Officer

/s/ JAMES O. EGAN	Non-Executive Chairman of the Board of	February 28, 2012
James O. Egan	Directors

/s/ JAMES W. BRINKLEY	Director	February 28, 2012
James W. Brinkley

/s/ THOMAS P. GIBBONS	Director	February 28, 2012
Thomas P. Gibbons

/s/ ALLAN Z. LOREN	Director	February 28, 2012
Allan Z. Loren

/s/ GREGORY J. PARSEGHIAN	Director	February 28, 2012
Gregory J. Parseghian

/s/ DEBORAH M. REIF	Director	February 28, 2012
Deborah M. Reif

/s/ CARROLL R. WETZEL, JR.	Director	February 28, 2012
Carroll R. Wetzel, Jr.

/s/ CHARLES P. PIZZI	Director	February 28, 2012
Charles P. Pizzi

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2	Articles Supplementary.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.3	Articles of Amendment	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2009.

3.4	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 1, 2011.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

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

Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed on August 8, 2007.

4.3.4

Supplemental Indenture No. 4 dated as of August 31, 2006 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

Exhibit No.	Description	Incorporation by Reference

4.3.5	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 9, 2008.
4.3.6	Form of 7.125% Note due 2013.	Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on February 24, 2003.

4.4‡‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.4.1	Series 2009-1 Indenture Supplement, dated as of June 9, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.5.11 to our Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 5, 2009.

4.4.2	Series 2009-2 Indenture Supplement, dated as of September 11, 2009, among Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2009.

4.4.3	Series 2009-3 Indenture Supplement, dated as of November 18, 2009, among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.4	Form of Series 2009-3 Class A Investor Note	Incorporated by reference to Exhibit 4.4.4 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.5	Form of Series 2009-3 Class B Investor Note	Incorporated by reference to Exhibit 4.4.5 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.6	Form of Series 2009-3 Class C Investor Note	Incorporated by reference to Exhibit 4.4.6 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.7	Series 2009-4 Indenture Supplement, dated as of December 18, 2009 among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.7 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.8	Form of Series 2009-4 Class A Investor Note	Incorporated by reference to Exhibit 4.4.8 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.9	Form of Series 2009-4 Class B Investor Note	Incorporated by reference to Exhibit 4.4.9 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.10	Form of Series 2009-4 Class C Investor Note	Incorporated by reference to Exhibit 4.4.10 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.11	Series 2010-1 Indenture Supplement, dated as of June 1, 2010 among Chesapeake Funding, LLC as issuer and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.11 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

Exhibit No.	Description	Incorporation by Reference

4.4.12	Form of Series 2010-1 Floating Rate Asset Backed Variable Funding Investor Notes, Class A.	Incorporated by reference to Exhibit 4.4.12 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

4.4.13	Form of Series 2010-1 Floating Rate Asset Backed Investor Notes, Class B.	Incorporated by reference to Exhibit 4.4.13 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 3, 2010.

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

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 6, 2011.

4.4.16	Series 2011-2 Indenture Supplement dated as of September 28, 2011, between Chesapeake Funding, LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.	Incorporated by reference to Exhibit 4.4.16 to our Quarterly Report on Form 10-Q filed on November 2, 2011.

4.4.17

First Amendment, dated as of December 28, 2011, among Chesapeake Funding LLC, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon, as indenture trustee, Canadian Imperial Bank of Commerce, NY Agency, as a new non-conduit purchaser, and PHH Sub 2 Inc., as a new Class B Note purchaser, to the Amended and Restated Series 2010-1 Indenture Supplement, dated as of June 29, 2011, among Chesapeake Funding LLC, as issuer, PHH Vehicle Management Services, LLC, as administrator, JPMorgan Chase Bank, N.A., as administrative agent, certain non-conduit purchasers, certain CP conduit purchaser groups, funding agents for the CP conduit purchaser groups and certain Class B Note purchasers named therein and The Bank of New York Mellon, as indenture trustee, to the Amended and Restated Base Indenture, dated as of December 17, 2008, as amended as of May 28, 2009, between Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.

Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 3, 2012.

Exhibit No.	Description	Incorporation by Reference

4.4.18

First Amendment, dated as of December 28, 2011, among Chesapeake Funding LLC, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon, as indenture trustee, Canadian Imperial Bank of Commerce, NY Agency, as a new non-conduit purchaser, and PHH Sub 2 Inc., as a new Class B Note purchaser, to the Series 2011-1 Indenture Supplement, dated as of June 29, 2011, among Chesapeake Funding LLC, as issuer, PHH Vehicle Management Services, LLC, as administrator, JPMorgan Chase Bank, N.A., as administrative agent, certain non-conduit purchasers, certain CP conduit purchaser groups, funding agents for the CP conduit purchaser groups and certain Class B Note purchasers named therein and The Bank of New York Mellon, as indenture trustee, to the Amended and Restated Base Indenture, dated as of December 17, 2008, as amended as of May 28, 2009, between Chesapeake Funding LLC, as issuer, and The Bank of New York Mellon, as indenture trustee.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 3, 2012.

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

Incorporated by reference to Exhibit 4.7.7 to our Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed on November 3, 2010.

4.7.8	Fleet Leasing Receivables Trust Series 2010-2 Class A Asset-Backed Note.	Incorporated by reference to Exhibit 4.7.8 to our Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed on November 3, 2010.

4.7.9	Fleet Leasing Receivables Trust Series 2010-2 Class B Asset-Backed Note.	Incorporated by reference to Exhibit 4.7.9 to our Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed on November 3, 2010.

4.8	Indenture dated as of August 11, 2010 between PHH Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 12, 2010.

4.8.1	Form of 9 1/4% Senior Note Due 2016.	Incorporated by reference to Exhibit 4.8.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed on May 4, 2011.

4.8.2	First Supplemental Indenture, dated December 12, 2011, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 12, 2011.

4.9	Base Indenture, dated January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 17, 2012.

4.9.1	First Supplemental Indenture, dated January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 17, 2012.

4.9.2	Form of 6.00% Convertible Senior Note due 2017.	Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on January 17, 2012.

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

Incorporated by reference to Exhibit 10.1.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 5, 2009.

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

Incorporated by reference to Exhibit 10.1.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed on August 3, 2010.

10.1.4

Fifth Amendment, dated as of January 10, 2012, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein and JP Morgan Chase Bank, N.A. as a Lender and as a Administrative Agent for the lenders.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 11, 2012.

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

Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q/A for the period ended September 30, 2009 filed on January 12, 2010.

10.5

Purchase Agreement dated September 23, 2009, by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit No.	Description	Incorporation by Reference

10.5.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.5.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.5.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

Exhibit No.	Description	Incorporation by Reference

10.5.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.

10.5.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.5.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.

10.5.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

10.6†	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2010.

10.6.1†	PHH Corporation Unanimous Written Consent of the Board of Directors effective August 18, 2010.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2010.

10.6.2†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.6.3†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

10.6.4†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.6.5†	First Amendment to the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, effective August 18, 2010.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2010.

10.6.6†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.6.7†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.6.8†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.6.9†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.6.10†‡‡	Form of 2009 Performance Unit Award Notice and Agreement for Certain Executive Officers, as approved by the Compensation Committee on March 25, 2009.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2009.

Exhibit No.	Description	Incorporation by Reference

10.6.11†	Separation Agreement between PHH Corporation and Mark R. Danahy dated as of August 4, 2010.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2010.

10.6.12†	Letter Agreement between PHH Corporation and Alvarez & Marsal North America, LLC dated March 1, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2011.

10.6.13†	Separation Agreement by and between Sandra Bell and PHH Corporation dated as of May 6, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2011.

10.6.14†	Form of Restrictive Covenant Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 18, 2011.

10.6.15†	Form of 2011 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 18, 2011.

10.6.16†‡	Form of 2011 Performance Restricted Stock Unit Award Notice and Agreement.	Filed Herewith.

10.6.17†	Form of 2012 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2012.

10.6.18†	Form of 2012 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 24, 2012.

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

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2011.

10.12	Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated December 15, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2011.

10.13	Underwriting Agreement, dated December 7, 2011, by and between PHH Corporation and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several Underwriters.	Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on December 8, 2011.

10.14

Underwriting Agreement, dated January 10, 2012, by and between PHH Corporation and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters.

Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on January 11, 2012.

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