Form 10-Q
period 2012-03-31
PHH CORP
filed 2012-05-02
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 23, 2012, 56,645,733 shares of PHH common stock were outstanding.

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

•            our expectations regarding our ability to achieve our liquidity plans;

•            our expectation of reinsurance losses and associated reserves; and

•            mortgage repurchase and indemnification requests and associated reserves and provisions.

Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, “Item 1A. Risk Factors” in this Form 10-Q and those factors described below:

•             the effects of market volatility or macroeconomic changes on the availability and cost of our financing arrangements and the value of our assets;

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

•             the impact of the failure to maintain our credit ratings, including the impact on our cost of capital and ability to incur new indebtedness or refinance our existing indebtedness, as well as our current or potential customers’ assessment of our counterparty credit risk;

•             the effects of continued elevated volumes or increases in our actual and projected repurchases of, indemnification given in respect of, or related losses associated with, sold mortgage loans for which we have provided representations and warranties or other contractual recourse to purchasers and insurers of such loans, including increases in our loss severity and reserves associated with such loans;

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

•             the effects of any inquiries and investigations by attorneys general of certain states and the U.S. Department of Justice, the Consumer Financial Protection Bureau or other state or federal regulatory agencies related to foreclosure procedures or other mortgage origination or servicing activities, any litigation related to our mortgage origination or servicing activities, or any related fines, penalties and increased costs;

•             the ability to maintain our status as a government sponsored entity-approved seller and servicer, including the ability to continue to comply with the respective selling and servicing guides, including any changes caused by the Dodd-Frank Act;

•             changes in laws and regulations, including changes in mortgage- and real estate-related laws and regulations (including changes caused by the Dodd-Frank Act) status of government sponsored-entities and state, federal and foreign tax laws and accounting standards;

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

•             any failure to comply with covenants under our financing arrangements; and

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

PHH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2012	2011
REVENUES
Mortgage fees	$80	$86
Fleet management fees	47	42
Net fee income	127	128
Fleet lease income	336	337
Gain on mortgage loans, net	230	59
Mortgage interest income	25	35
Mortgage interest expense	(55)	(54)
Mortgage net finance expense	(30)	(19)
Loan servicing income	121	108
Change in fair value of mortgage servicing rights	(21)	(32)
Net derivative loss related to mortgage servicing rights	(5)	—
Valuation adjustments related to mortgage servicing rights, net	(26)	(32)
Net loan servicing income	95	76
Other income	19	84
Net revenues	777	665

EXPENSES
Salaries and related expenses	136	134
Occupancy and other office expenses	14	15
Depreciation on operating leases	301	306
Fleet interest expense	17	20
Other depreciation and amortization	6	6
Other operating expenses	179	99
Total expenses	653	580
Income before income taxes	124	85
Income tax expense	39	33
Net income	85	52
Less: net income attributable to noncontrolling interest	10	3
Net income attributable to PHH Corporation	$75	$49
Basic earnings per share attributable to PHH Corporation	$1.32	$0.87
Diluted earnings per share attributable to PHH Corporation	$1.30	$0.84

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2012	2011
Net income	$85	$52

Other comprehensive income, net of tax:
Currency translation adjustment	4	4
Change in unrealized gains on available-for-sale securities, net	(1)	—
Change in unfunded pension liability, net	1	—
Total other comprehensive income, net of tax	4	4

Total comprehensive income	89	56
Less: comprehensive income attributable to noncontrolling interest	10	3
Comprehensive income attributable to PHH Corporation	$79	$53

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)

	March 31,	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$875	$414
Restricted cash, cash equivalents and investments (including $205 and $226 of available-for-sale securities at fair value)	515	574
Mortgage loans held for sale	1,644	2,658
Accounts receivable, net of allowance for doubtful accounts of $3 and $2	693	700
Net investment in fleet leases	3,610	3,515
Mortgage servicing rights	1,296	1,209
Property, plant and equipment, net	63	64
Goodwill	25	25
Other assets	525	618
Total assets (1)	$9,246	$9,777

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$484	$504
Debt	6,216	6,914
Deferred taxes	683	626
Other liabilities	294	272
Total liabilities (1)	7,677	8,316
Commitments and contingencies (Note 10)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 56,645,733 shares issued and outstanding at March 31, 2012; 56,361,155 shares issued and outstanding at December 31, 2011	1	1
Additional paid-in capital	1,115	1,082
Retained earnings	413	338
Accumulated other comprehensive income	25	21
Total PHH Corporation stockholders’ equity	1,554	1,442
Noncontrolling interest	15	19
Total equity	1,569	1,461
Total liabilities and equity	$9,246	$9,777

See accompanying Notes to Condensed Consolidated Financial Statements.

Continued.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

(1)             The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle their obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$30	$57
Restricted cash, cash equivalents and investments	274	313
Mortgage loans held for sale	509	484
Accounts receivable, net	62	79
Net investment in fleet leases	3,479	3,390
Property, plant and equipment, net	1	1
Other assets	35	66
Total assets	$4,390	$4,390

LIABILITIES
Accounts payable and accrued expenses	$30	$36
Debt	3,662	3,549
Other liabilities	9	9
Total liabilities	$3,701	$3,594

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In millions, except share data)

	PHH Corporation Stockholders
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity

Three Months Ended March 31, 2012

Balance at December 31, 2011	56,361,155	$1	$1,082	$338	$21	$19	$1,461
Total comprehensive income	—	—	—	75	4	10	89
Distributions to noncontrolling interest	—	—	—	—	—	(14)	(14)
Stock compensation expense	—	—	1	—	—	—	1
Stock issued under share-based payment plans	284,578	—	(2)	—	—	—	(2)
Conversion option related to Convertible note issuance, net (Note 7)	—	—	33	—	—	—	33
Recognition of deferred taxes related to Convertible notes	—	—	1	—	—	—	1
Balance at March 31, 2012	56,645,733	$1	$1,115	$413	$25	$15	$1,569

Three Months Ended March 31, 2011

Balance at December 31, 2010	55,699,218	$1	$1,069	$465	$29	$14	$1,578
Total comprehensive income	—	—	—	49	4	3	56
Distributions to noncontrolling interest	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	2	—	—	—	2
Stock issued under share-based payment plans	510,564	—	6	—	—	—	6
Balance at March 31, 2011	56,209,782	$1	$1,077	$514	$33	$12	$1,637

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$85	$52
Adjustments to reconcile Net income to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(108)	(180)
Net unrealized loss on mortgage servicing rights and related derivatives	26	32
Vehicle depreciation	301	306
Other depreciation and amortization	6	6
Origination of mortgage loans held for sale	(10,784)	(9,488)
Proceeds on sale of and payments from mortgage loans held for sale	12,012	12,648
Net (gain) loss on interest rate lock commitments, mortgage loans held for sale and related derivatives	(264)	13
Deferred income tax expense	36	30
Other adjustments and changes in other assets and liabilities, net	133	(265)
Net cash provided by operating activities	1,443	3,154

Cash flows from investing activities:
Investment in vehicles	(481)	(381)
Proceeds on sale of investment vehicles	92	82
Net cash paid on derivatives related to mortgage servicing rights	(5)	—
Purchases of property, plant and equipment	(6)	(4)
Purchases of restricted investments	(49)	(35)
Proceeds from sales and maturities of restricted investments	70	41
Decrease (increase) in restricted cash and cash equivalents	39	(32)
Other, net	19	21
Net cash used in investing activities	(321)	(308)

Cash flows from financing activities:
Proceeds from secured borrowings	17,663	16,227
Principal payments on secured borrowings	(18,495)	(18,939)
Proceeds from unsecured borrowings	243	45
Principal payments on unsecured borrowings	(51)	(45)
Issuances of common stock	—	7
Cash paid for debt issuance costs	(7)	(4)
Other, net	(14)	(5)
Net cash used in financing activities	(661)	(2,714)

Effect of changes in exchange rates on Cash and cash equivalents	—	(2)
Net increase in Cash and cash equivalents	461	130
Cash and cash equivalents at beginning of period	414	195
Cash and cash equivalents at end of period	$875	$325

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

The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries are consolidated within the Condensed Consolidated Financial Statements, and Realogy Corporation’s ownership interest is presented as a noncontrolling interest.  Intercompany balances and transactions have been eliminated from the Condensed Consolidated Financial Statements.

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, which is commonly referred to as GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

On March 31, 2011, the Company sold 50.1% of the equity interests in its appraisal services business, Speedy Title and Appraisal Review Services, (“STARS”) to CoreLogic, Inc. for a total purchase price of $35 million.  For the three months ended March 31, 2011, a $68 million gain on the sale of the 50.1% equity interest was recorded within Other income.  Subsequent to March 31, 2011, the Company participates in the appraisal services business through its 49.9% ownership interest in STARS, and is entitled to its proportionate share of STARS’ earnings.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHANGES IN ACCOUNTING POLICIES

Comprehensive Income.  In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”.  Subsequently in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The updates to comprehensive income guidance require all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The Company adopted the new accounting guidance effective January 1, 2012, and applied it retrospectively.  The adoption added the Condensed Consolidated Statements of Comprehensive Income but did not impact the Company’s results of operations, financial position, or cash flows.

Fair Value Measurement.  In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”.  This update to fair value measurement guidance addresses changes to concepts regarding performing fair value measurements including: (i) the application of the highest and best use and valuation premise; (ii) the valuation of an instrument classified in the reporting entity’s shareholders’ equity; (iii) the valuation of financial instruments that are managed within a portfolio; and (iv) the application of premiums and discounts.  This update also enhances disclosure requirements about fair value measurements, including providing information regarding Level 3 measurements such as quantitative information about unobservable inputs, further discussion of the valuation processes used and assumption sensitivity analysis.  The Company adopted the new accounting guidance effective January 1, 2012.  The updated disclosures are included in Note 12, “Fair Value Measurements”.

Transfers and Servicing.  In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements”.  This update to transfers and servicing guidance removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  This update also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The Company adopted the new accounting guidance effective beginning January 1, 2012 and the guidance will be applied prospectively to new transactions or modifications of existing transactions.  The adoption of this update did not have an impact on the Company’s financial statements.

2.  Earnings Per Share

Basic earnings per share attributable to PHH Corporation was computed by dividing Net income attributable to PHH Corporation for the period by the weighted-average number of shares outstanding during the period. Diluted earnings per share attributable to PHH Corporation was computed by dividing Net income attributable to PHH Corporation for the period by the weighted-average number of shares outstanding during the period, assuming all potentially dilutive common shares were issued.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of any contingently issuable securities where the contingency has not been met as well as the effect of securities that would be anti-dilutive, which may include: (i) outstanding stock-based compensation awards representing shares from restricted stock units and stock options; (ii) stock assumed to be issued related to convertible notes; (iii) purchased options and sold warrants related to the assumed conversion of the 2012 Convertible notes; and (iv) sold warrants related to the Company’s 2014 Convertible notes.  The computation also excludes the assumed issuance of the 2014 Convertible notes and related purchased options as they are currently to be settled only in cash. Shares associated with anti-dilutive securities are outlined in the table below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculations of basic and diluted earnings per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	(In millions, except share
	and per share data)
Net income attributable to PHH Corporation	$75	$49

Weighted-average common shares outstanding — basic	56,657,040	56,108,525
Effect of potentially dilutive securities:
Share-based payment arrangements(1)	224,084	934,730
Conversion of debt securities(2)	841,111	1,583,917
Weighted-average common shares outstanding — diluted	57,722,235	58,627,172

Basic earnings per share attributable to PHH Corporation	$1.32	$0.87
Diluted earnings per share attributable to PHH Corporation	$1.30	$0.84
Anti-dilutive securities excluded from the computation of dilutive securities:
Outstanding stock-based compensation awards	1,576,342	314,358

(1)    Represents incremental shares from restricted stock units and stock options.

(2)    Represents assumed conversion of the 2017 Convertible notes and the 2012 Convertible notes for the three months ended March 31, 2012 and 2011, respectively.

3.  Restricted Cash, Cash Equivalents and Investments

The following table summarizes Restricted cash, cash equivalents and investment balances:

	March 31,	December 31,
	2012	2011
	(In millions)
Restricted cash and cash equivalents	$310	$348
Restricted investments, at fair value	205	226
Total	$515	$574

The restricted cash related to our reinsurance activities was invested in certain debt securities as permitted under its reinsurance agreements.  These restricted investments are classified as available-for-sale securities and remain in trust for capital fund requirements and potential reinsurance losses, as summarized in the following tables:

	March 31, 2012
					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
	(In millions)
Corporate securities	$50	$51	$1	$—	29 mos.
Agency securities (1)	89	90	1	—	21 mos.
Government securities	64	64	—	—	25 mos.
Total	$203	$205	$2	$—	24 mos.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
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

During the three months ended March 31, 2012, realized gains of $1 million from the sale of available-for-sale securities were recorded and realized losses were not significant.  During the three months ended March 31, 2011, the amount of realized gains and losses from the sale of available-for-sale securities was not significant.

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

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the servicing portfolio associated with loans subserviced for others.  The total servicing portfolio, including loans subserviced for others was $184.9 billion and $182.4 billion as of March 31, 2012 and December 31, 2011, respectively.  Mortgage servicing rights (“MSRs”) recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio, and are created either through the direct purchase of servicing from a third party, or through the sale of an originated loan.

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Balance, beginning of period	$147,088	$134,753
Additions	10,794	12,347
Payoffs, sales and curtailments	(8,227)	(6,023)
Balance, end of period	$149,655	$141,077

The activity in capitalized MSRs consisted of:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Balance, beginning of period	$1,209	$1,442
Additions	108	180
Changes in fair value due to:
Realization of expected cash flows	(64)	(60)
Changes in market inputs or assumptions used in the valuation model	43	28
Balance, end of period	$1,296	$1,590

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Servicing fees from capitalized portfolio	$112	$106
Late fees	5	6
Other ancillary servicing revenue	12	11

As of March 31, 2012 and December 31, 2011, the MSRs had a weighted-average life of approximately 5.1 years and 4.2 years, respectively.  See Note 12, “Fair Value Measurements” for additional information regarding the valuation of MSRs.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Proceeds from new loan sales or securitizations	$11,220	$12,306
Servicing fees from capitalized portfolio(1)	112	106
Other cash flows on retained interests (2)	5	—
Purchases of delinquent or foreclosed loans (3)	(16)	(9)
Servicing advances (4)	(361)	(436)
Repayment of servicing advances	359	426

(1)             Excludes late fees and other ancillary servicing revenue.

(2)             Represents cash flows received on retained interests other than servicing fees.

(3)             Excludes indemnification payments to investors and insurers of the related mortgage loans.

(4)             As of March 31, 2012 and December 31, 2011, outstanding servicing advance receivables of $252 million and $247 million, respectively, were included in Accounts receivable, net.

During the three months ended March 31, 2012 and 2011, pre-tax gains of $228 million and $178 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

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

•                  MSR-related agreements—Related to interest rate risk for mortgage servicing rights

•                  Interest rate contracts—Related to interest rate risk for variable-rate debt arrangements and fixed-rate leases

•                  Convertible note-related agreements—Related to the issuance of the Convertible notes due in 2014

•                  Foreign exchange contracts—Related to exposure to currency fluctuations that would impact our investment in, or borrowings related to, our Canadian operations

Derivative instruments are recorded in Other assets and Other liabilities in the Condensed Consolidated Balance Sheets.  The Company does not have any derivative instruments designated as hedging instruments.

The following table presents the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	March 31, 2012			December 31, 2011
	Asset	Liability	Notional	Asset	Liability	Notional
	(In millions)
Interest rate lock commitments	$128	$—	$5,464	$184	$—	$7,095
Forward delivery commitments: (1)
Not subject to master netting arrangements	5	2	2,030	6	27	3,897
Subject to master netting arrangements(2)	25	12	11,211	32	100	11,893
Option contracts	2	—	870	2	—	845
MSR-related agreements	2	—	1,100	6	—	1,100
Interest rate contracts	1	—	592	1	1	477
Convertible note-related agreements(3)	10	10	—	4	4	—
Total, gross	173	24		235	132
Netting adjustments:
Offsetting receivables/payables	(12)	(12)		(32)	(32)
Cash collateral paid/received	(10)	3		(6)	(54)
Total, net	$151	$15		$197	$46

(1)             The net notional amount of Forward delivery commitments was $5.8 billion and $8.3 billion as of March 31, 2012 and December 31, 2011, respectively.

(2)             Represents derivative instruments that are executed with the same counterparties and subject to master netting arrangements.  Forward delivery commitments subject to netting shown above were presented in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2012		December 31, 2011
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(In millions)
Other Assets	$23	$10	$—	$—
Other Liabilities	2	2	32	100
Total	$25	$12	$32	$100

(3)             The notional amount of derivative instruments related to the issuance of the 2014 Convertible notes was 9.6881 million shares of the Company’s Common stock as of March 31, 2012 and December 31, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012 and December 31, 2011, cash collateral posted for derivative agreements that did not qualify for net presentation was $1 million and $13 million, which was included in Other assets in the Condensed Consolidated Balance Sheets.

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Gain on mortgage loans, net:
Interest rate lock commitments	$386	$184
Forward delivery commitments	(29)	10
Options contracts	(4)	(3)
Net derivative loss related to mortgage servicing rights:
MSR-related agreements	(5)	—
Fleet interest expense:
Foreign exchange contracts	—	(2)

6.  Vehicle Leasing Activities

The following tables summarize the components of Net investment in fleet leases:

	March 31,	December 31,
	2012	2011
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$8,005	$8,058
Vehicles under closed-end operating leases	173	176
Vehicles under operating leases	8,178	8,234
Less: Accumulated depreciation	(4,925)	(5,097)
Net investment in operating leases	3,253	3,137

Direct Financing Leases:
Lease payments receivable	119	81
Less: Unearned income	(1)	(1)
Net investment in direct financing leases	118	80

Off-Lease Vehicles:
Vehicles not yet subject to a lease	231	290
Vehicles held for sale	15	16
Less: Accumulated depreciation	(7)	(8)
Net investment in off-lease vehicles	239	298
Total	$3,610	$3,515

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	March 31, 2012		December 31, 2011
		Wt. Avg-		Wt. Avg-
		Interest		Interest
	Balance	Rate(1)	Balance	Rate(1)
	(In millions)
Term notes, in amortization	$969	2.1%	$1,196	2.1%
Term notes, in revolving period	389	1.6%	374	1.6%
Variable-funding notes	1,862	1.4%	1,516	1.4%
Other	31	5.1%	32	5.1%
Vehicle Management Asset-Backed Debt	3,251		3,118
Committed warehouse facilities	1,405	2.1%	2,313	2.0%
Uncommitted warehouse facilities	—	—%	44	1.2%
Servicing advance facility	79	2.7%	79	2.8%
Mortgage Asset-Backed Debt	1,484		2,436
Term notes	879	8.2%	879	8.2%
Convertible notes	602	4.6%	460	4.0%
Credit facilities	—	—%	—	—%
Unsecured Debt	1,481		1,339
Mortgage loan securitization debt certificates, at fair value	—	—%	21	7.0%
Total	$6,216		$6,914

(1)             Represents the weighted-average stated interest rate of the facilities as of the respective date, which may be different from the effective rate due to the amortization of premiums, discounts and issuance costs.  Facilities are variable-rate, except for the Term notes, Convertible notes, and Mortgage loan securitization debt certificates which are fixed-rate.

Assets held as collateral that are not available to pay the Company’s general obligations as of March 31, 2012 consisted of:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed
	Debt	Debt
	(In millions)
Restricted cash and cash equivalents	$272	$5
Accounts receivable	44	92
Mortgage loans held for sale (unpaid principal balance)	—	1,452
Net investment in fleet leases	3,495	—
Total	$3,811	$1,549

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of March 31, 2012:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed	Unsecured
	Debt(1)	Debt	Debt(2)	Total
	(In millions)
Within one year	$952	$1,484	$619	$3,055
Between one and two years	917	—	—	917
Between two and three years	744	—	250	994
Between three and four years	443	—	450	893
Between four and five years	99	—	—	99
Thereafter	99	—	258	357
	$3,254	$1,484	$1,577	$6,315

(1)             Maturities of vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets.

(2)             Maturities of convertible notes have been reflected based on the contractual maturity date.  Under certain circumstances, the convertible notes may be converted prior to the earliest conversion date and the principal portion of the notes would be due in cash prior to the contractual maturity date.

In April 2012, the $199 million of remaining principal for the Convertible Notes due 2012 was repaid in full.  The Company has developed a liquidity and capital plan to address other upcoming unsecured debt maturities with a focus on efforts to ensure that its operations are cash flow positive and may seek to dispose of certain assets or seek alternative funding sources.

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements.  Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements.  Available capacity under committed borrowing arrangements as of March 31, 2012 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)
Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$389	$389	$—
Variable-funding notes	2,097	1,862	235
Mortgage Asset-Backed Debt:
Committed warehouse facilities	3,540	1,405	2,135
Servicing advance facility	120	79	41
Unsecured Credit facilities(1)	530	16	514

(1)             Utilized capacity reflects $16 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Condensed Consolidated Balance Sheet.

Capacity for Mortgage asset-backed debt shown above excludes $2.2 billion not drawn under uncommitted facilities.  See Note 12, “Fair Value Measurements” for the measurement of the fair value of Debt.

MORTGAGE ASSET-BACKED DEBT

Committed Facilities

As discussed in Note 15 “Subsequent Events”, the committed early funding facility agreement with Fannie Mae was amended in April 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNSECURED DEBT

Credit Facilities

Credit facilities primarily represents an Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.  During the three months ended March 31, 2012, $525 million of commitments under the Amended Credit Facility were extended to February 28, 2013.

Convertible Notes

As of March 31, 2012, Convertible notes include: (i) a private offering of $199 million of 4.0% Convertible senior notes with a maturity date of April 15, 2012; (ii) a private offering of $250 million of 4.0% Convertible senior notes with a maturity date of September 1, 2014; and (iii) a public offering of $250 million of 6.0% Convertible senior notes with a maturity date of June 15, 2017.

2012 CONVERTIBLE NOTES

During the first quarter of 2012, the Company purchased $51 million of its Convertible notes due 2012 in the open market, resulting in an insignificant gain on the extinguishment of debt.  The remaining amount of Convertible Notes due 2012 was repaid in April 2012 as discussed in Note 15, “Subsequent Events”.

2014 CONVERTIBLE NOTES

As of March 31, 2012 and December 31, 2011, the carrying amount of the Convertible notes due 2014 is net of an unamortized discount of $36 million and $40 million, respectively.  The effective interest rate of the convertible notes, which includes the accretion of the discount and issuance costs, was 13.0% as of March 31, 2012.  There have been no conversions of the convertible notes since issuance.

2017 CONVERTIBLE NOTES ISSUANCE

In January 2012, the Company completed an offering of $250 million in aggregate principal amount of 6.0% Convertible Senior Notes due 2017, governed by an indenture dated January 17, 2012 with The Bank of New York Mellon Trust Company, N.A., as trustee.  After deducting the 3% underwriting discount and debt issue costs, the Company realized net proceeds of approximately $243 million from the issuance.  The notes are senior unsecured obligations of the Company and rank equally with all existing and future senior unsecured debt and senior to all of the Company’s existing and future subordinated debt.  The notes are not redeemable by the Company prior to the maturity date.  The Company has used the net proceeds from this offering to repay the outstanding aggregate principal amount of the Convertible notes due 2012.

Interest on the notes is payable semiannually in arrears on June 15 and December 15 of each year, beginning June 15, 2012. The notes mature on June 15, 2017, unless previously repurchased or converted in accordance with their terms.

In accordance with GAAP, the liability and equity components of the Convertible notes due 2017 were separately accounted for based on estimates of the Company’s non-convertible debt borrowing rate at the time of issuance.  Accordingly, the liability component includes an original issue discount of $63 million, including the underwriting discount, and the value of the equity component is recorded separately.  Additionally, the Company incurred approximately $1 million of debt issue costs, which were allocated to the liability and equity components based on their relative fair values.  At the time of issuance, the Company determined that the conversion option related to the 2017 notes was indexed to the Company’s own stock and met all of the criteria for equity classification.  Accordingly, the initial valuation of the liability component was $188 million recorded within Debt, and the initial valuation of the equity component was $33 million, net of $22 million of deferred taxes, recorded within Additional paid-in capital in the Condensed Consolidated Balance Sheets.  Since the conversion option met all of the criteria for equity classification, there have been no changes in value recorded from the date of issuance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The debt discount and issuance costs allocated to the liability are being accreted to Mortgage interest expense in the Condensed Consolidated Statements of Operations through the earliest conversion date of the notes, December 16, 2016.  As of March 31, 2012, the carrying amount of the Convertible notes due 2017 is net of an unamortized discount of $61 million.  The effective interest rate of the 2017 convertible note series, which includes the cost of amortization of the discount and issuance costs, is 13.0%.

Conversion Features:

Holders of the Convertible notes due 2017 may convert all or any portion of the notes, at their option, prior to December 15, 2016 only upon the occurrence of certain triggering events related to (i) the price of the notes, (ii) the price of the Company’s Common stock, or (iii) upon the occurrence of specified corporate events.  Holders of the Convertible notes due 2017 may convert all or any portion of the notes at any time, at their option from, and including, December 15, 2016 through the third scheduled trading day immediately preceding the maturity date.

Conversion Based on Note Price

Prior to the close of business on the scheduled trading day immediately preceding December 15, 2016, the notes may be converted during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 in principal amount of the notes for each day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate for the notes of such date.

Conversion Based on Stock Price

Prior to the close of business on the scheduled trading day immediately preceding December 15, 2016, the notes may be converted during any calendar quarter after the calendar quarter ending March 31, 2012 and only during such calendar quarter, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect for the notes on each such trading day.

The conversion price of the Convertible notes due 2017 is $12.79 per share (based on an initial conversion rate of 78.2014 shares per $1,000 principal amount of notes).  Upon conversion, the principal amount of the converted notes is payable in cash and the Company will pay or deliver (at its election): (i) cash; (ii) shares of the Company’s common stock; or (iii) a combination of cash and shares of the Company’s common stock; to settle amounts due if the conversion value exceeds the principal of the converted notes.

Subject to certain exceptions, the holders of the Convertible notes due 2017 may require the Company to repurchase all or a portion of their notes upon a fundamental change, as defined under the indenture.  The Company will generally be required to increase the conversion rate for holders that elect to convert their notes in connection with a make-whole fundamental change. The conversion rate and the conversion price will be subject to adjustment in certain events as specified in the indenture; however, in no circumstance will the conversion rate exceed 97.7517 per $1,000 in principal amount of notes.

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

There were no significant amendments to the terms of debt covenants during the three months ended March 31, 2012.  As of March 31, 2012, the Company was in compliance with all financial covenants related to its debt arrangements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Income tax expense was significantly impacted by the following items that increased (decreased) the effective tax rate:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
State and local income taxes, net of federal tax benefits	$5	$5
Liabilities for income tax contingencies	—	(8)
Changes in rate and apportionment factors	(6)	1
Changes in valuation allowance	—	4
Noncontrolling interest	(4)	(1)

State and local income taxes, net of federal tax benefits.  The impact to the effective tax rate from state and local income taxes primarily represents the volatility in the pre-tax income or loss, as well as the mix of income and loss from the operations by entity and state income tax jurisdiction.  The effective state tax rate was lower for the three months ended March 31, 2012 as compared to 2011.

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

Changes in rate and apportionment factors. Represents the impact to the effective tax rate on deferred tax items for changes in apportionment factors and tax rate.  For the three months ended March 31, 2012, the amount represents the impact of applying statutory changes to apportionment weight, apportionment sourcing and corporate income tax rates that were enacted by various states, primarily New Jersey.

Changes in valuation allowance.  The impact to the effective tax rate from changes in valuation allowance primarily represents state loss carryforwards generated during the year for which the Company believes it is more likely than not that the amounts will not be realized.  For the three months ended March 31, 2011, the change was primarily driven by tax losses generated by our mortgage business.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling interest.  The impact to the effective tax rate from noncontrolling interest represents Realogy Corporation’s portion of income taxes related to the income or loss attributable to PHH Home Loans.  The impact primarily represents the impact of PHH Home Loans’ election to report as a partnership for federal and state income tax purposes, whereby, the tax expense is reported by the individual LLC members.  Accordingly, the Company’s Income tax expense includes only its proportionate share of the income tax related to the income or loss generated by PHH Home Loans.

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

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	March 31,	December 31,
	2012	2011
	(In millions)
Loan Servicing Portfolio Composition
Owned	$152,237	$150,315
Subserviced	32,644	32,072
Total	$184,881	$182,387
Conventional loans	$147,523	$145,885
Government loans	30,877	29,903
Home equity lines of credit	6,481	6,599
Total	$184,881	$182,387
Weighted-average interest rate	4.5%	4.6%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2012		December 31, 2011
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	1.84%	1.54%	2.24%	1.83%
60 days	0.44%	0.40%	0.60%	0.51%
90 or more days	0.85%	0.80%	0.98%	0.95%
Total	3.13%	2.74%	3.82%	3.29%
Foreclosure/real estate owned(2)	1.84%	1.86%	1.83%	1.85%

(1)             Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)             As of March 31, 2012 and December 31, 2011, there were 16,004 and 15,689 of loans in foreclosure with an unpaid principal balance of $2.9 billion and $2.8 billion, respectively.

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

A summary of the activity in foreclosure-related reserves is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Balance, beginning of period	$127	$111
Realized foreclosure losses	(33)	(16)
Increase in reserves due to:
Changes in assumptions	65	15
New loan sales	6	5
Balance, end of period	$165	$115

Foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum exposure to representation and warranty provisions exceeds the amount of loans in the capitalized portfolio of $149.7 billion; however, the maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of March 31, 2012, approximately $213 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 11% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of March 31, 2012 and December 31, 2011, liabilities for probable losses related to repurchase and indemnification obligations of $135 million and $95 million, respectively, are included in Other liabilities in the Condensed Consolidated Balance Sheets.  The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions. These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate in defending against

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

requests, and estimated loss severities on repurchases and indemnifications.    While the Company uses the best information available in estimating the liability, the estimation process is inherently uncertain and imprecise.  Given the increased levels of repurchase requests and realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of the recorded liability.

As of March 31, 2012, the estimated amount of reasonably possible losses in excess of the recorded liability was $140 million. This estimate assumes that repurchase and indemnification requests remain at an elevated level through the year ended December 31, 2013, the success rate in defending against requests declines and loss severities remain at current levels.  The Company’s estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the criteria used by investors in selecting loans to request: (iii) borrower delinquency patterns; and (iv) general economic conditions.

Mortgage Loans in Foreclosure and Real Estate Owned

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
	2012	2011
	(In millions)
Mortgage loans in foreclosure(1)	$117	$112
Allowance for probable losses	(19)	(19)
Mortgage loans in foreclosure, net	$98	$93
Real estate owned	$49	$51
Adjustment to estimated net realizable value	(11)	(13)
Real estate owned, net	$38	$38

(1)             Includes $60 million and $62 million of recoverable advances as of March 31, 2012 and December 31, 2011, respectively.

Mortgage Reinsurance

The Company has exposure to consumer credit risk through losses from two contracts with primary mortgage insurance companies that are inactive and in runoff.  The exposure to losses through these reinsurance contracts is based on mortgage loans pooled by year of origination.

As of March 31, 2012, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 4 years.  Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans.  The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool.  In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers.

The Company is required to hold cash and securities in trust related to this potential obligation, which were $205 million, included in Restricted cash, cash equivalents and investments in the Condensed Consolidated Balance Sheets as of March 31, 2012.  The amount of cash and securities held in trust is contractually specified in the reinsurance agreements and is based on the original risk assumed under the contracts and the incurred losses to date.

As of March 31, 2012, $72 million was included in Other liabilities in the Condensed Consolidated Balance Sheets for incurred and incurred but not reported losses associated with mortgage reinsurance activities (estimated on an undiscounted basis), which includes $7 million of known unpaid reinsurance losses outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in reinsurance-related reserves is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Balance, beginning of period	$84	$113
Realized reinsurance losses	(18)	(16)
Increase in liability for reinsurance losses	6	13
Balance, end of period	$72	$110

Commercial Credit Risk

Vehicle leases are primarily classified as operating leases; however, certain leases are classified as direct financing leases and recorded within Net investment in fleet leases in the Condensed Consolidated Balance Sheets.  As of March 31, 2012 and December 31, 2011, both direct financing leases greater than 90 days past due and direct financing leases greater than 90 days past due that are still accruing interest were $5 million and $16 million, respectively.  As of March 31, 2012 and December 31, 2011, there were no allowances for credit losses.

10.  Commitments and Contingencies

In January 2012, the Company was notified that the Consumer Financial Protection Bureau had opened an investigation to determine whether the Company’s mortgage insurance premium ceding practices to captive reinsurers comply with the Real Estate Settlement Procedures Act and other laws enforced by the CFPB. The CFPB requested certain related documents and information for review.  The Company has provided reinsurance services in exchange for premiums ceded and believe that we have complied with the Real Estate Settlement Procedures Act and other laws.  The Company did not provide reinsurance on loans originated after 2009. There can be no assurance whether or not this investigation will result in the imposition of any penalties and fines against us or our subsidiaries.

11.  Accumulated Other Comprehensive Income

The after-tax components of Accumulated other comprehensive income (loss) were as follows:

	March 31,	December 31,
	2012	2011
	(In millions)
Currency translation adjustment	$35	$31
Unrealized gains on available-for-sale securities, net of income taxes of $1 and $1	1	2
Pension adjustment, net of income tax benefit of $(7) and $(7)	(11)	(12)
Total	$25	$21

All components of Accumulated other comprehensive income (loss) presented above are net of income taxes; however the currency translation adjustment presented above excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Fair Value Measurements

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  The assessment also includes consideration of identifying the valuation approach that would be used currently by market participants.  If it is determined that a change in valuation technique or its application is appropriate, or if there are other changes in availability of observable data or market activity, the current methodology will be analyzed to determine if a transfer between levels of the valuation hierarchy is appropriate.  Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs.

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of March 31, 2012 or December 31, 2011.

Recurring Fair Value Measurements

Discussion of the measurement of fair value for the assets and liabilities measured on a recurring basis follows:

Mortgage Loans Held for Sale.  The following table reflects the difference between the carrying amounts of Mortgage loans held for sale measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	March 31, 2012		December 31, 2011
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Mortgage loans held for sale:
Carrying amount	$1,644	$14	$2,658	$23
Aggregate unpaid principal balance	1,624	21	2,592	34
Difference	$20	$(7)	$66	$(11)

The following table summarizes the components of Mortgage loans held for sale:

	March 31,	December 31,
	2012	2011
	(In millions)
First mortgages:
Conforming (1)	$1,518	$2,483
Non-conforming	63	109
Construction loans	1	4
Total first mortgages	1,582	2,596
Second lien	10	10
Scratch and Dent (2)	51	50
Other	1	2
Total	$1,644	$2,658

(1)             Represents mortgage loans that conform to the standards of the government-sponsored entities.

(2)             Represents mortgage loans with origination flaws or performance issues.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments. The average pullthrough percentage used in measuring the fair value of Interest Rate Lock Commitments (“IRLCs”) was 75% and 74% as of March 31, 2012 and December 31, 2011, respectively.  The pullthrough percentage is considered a significant unobservable input and represents an adjustment to the recorded value of the IRLCs to reflect the estimated percentage that will result in a closed mortgage loan under the original terms of the agreement.  The estimate of pullthrough is modeled based on a historical analysis of loan closing and fallout data that considers current interest rates as well as changes in pullthrough resulting from fluctuations in interest rates and loan values.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.   Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

Mortgage Servicing Rights.  The fair value of Mortgage servicing rights (“MSRs”) is estimated based upon projections of expected future cash flows considering prepayment estimates (developed using a model described below), the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. On a quarterly basis, assumptions used in estimating fair value are validated against a number of third-party sources, which may include peer surveys, MSR broker surveys, third-party valuations and other market-based sources.

In the first quarter of 2012, the Company integrated an updated prepayment model used in the valuation of MSRs, which is more closely aligned with the actual prepayment speeds of the capitalized servicing portfolio.  Additionally, the new model utilizes a combination of standard default curves and current delinquency levels to project future delinquencies and foreclosures, whereas the previous model assumed current delinquency and foreclosure rates would remain constant over the life of the asset.

Based upon the results of our analysis of the modeled value and validation of our value and  current assumptions against third-party sources, there was no change to the overall value of MSRs as a result of integrating the new prepayment model.

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	March 31,	December 31,
	2012	2011
Weighted-average prepayment speed (CPR)	14%	18%
Option adjusted spread, in basis points	991	857
Weighted-average delinquency rate	6%	n/a

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	March 31, 2012
	Weighted-		Weighted-
	Average	Option	Average
	Prepayment	Adjusted	Delinquency
	Speed	Spread	Rate
	(In millions)
Impact on fair value of 10% adverse change	$(70)	$(53)	$(13)
Impact on fair value of 20% adverse change	(133)	(102)	(26)

These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of a variation in a particular assumption is calculated without changing any other assumption and the assumptions used in valuing the MSRs are independently aggregated. Although there are certain inter-relationships among the various key assumptions noted above, changes in one of the significant assumptions noted above would not independently drive changes in the others.  The prepayment speed assumptions are highly dependent upon interest rates, which drive borrowers’ propensity to refinance; however, there are other factors that can influence borrower refinance activity.  These factors include housing prices, the levels of home equity and underwriting standards and loan product characteristics.  The weighted average delinquency rate is based on the current and projected credit characteristics of the capitalized servicing portfolio and is dependent on economic conditions, home equity and delinquency and default patterns.  The option adjusted spread is a measure of the risk in valuing the MSR, considering all other market-based assumptions.

Assets and liabilities measured at fair value on a recurring basis were included in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2012
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting (1)	Total
	(In millions)
ASSETS
Restricted investments	$—	$205	$—	$—	$205
Mortgage loans held for sale	—	1,631	13	—	1,644
Mortgage servicing rights	—	—	1,296	—	1,296
Other assets:
Derivative assets:
Interest rate lock commitments	—	—	128	—	128
Forward delivery commitments	—	30	—	(20)	10
Option contracts	—	2	—	—	2
MSR-related agreements	—	2	—	(2)	—
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	10	—	10
LIABILITIES
Other liabilities:
Derivative liabilities:
Forward delivery commitments	—	14	—	(9)	5
Convertible note-related agreements	—	—	10	—	10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)
ASSETS
Restricted investments	$—	$226	$—	$—	$226
Mortgage loans held for sale	—	2,641	17	—	2,658
Mortgage servicing rights	—	—	1,209	—	1,209
Other assets:
Derivative assets:
Interest rate lock commitments	—	—	184	—	184
Forward delivery commitments	—	38	—	(32)	6
Option contracts	—	2	—	—	2
MSR-related agreements	—	6	—	(6)	—
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	4	—	4
Securitized mortgage loans	—	—	28	—	28
LIABILITIES
Debt:
Mortgage loan securitization debt certificates	$—	$—	$21	$—	$21
Other liabilities:
Derivative liabilities:
Forward delivery commitments	—	127	—	(86)	41
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	4	—	4

(1)             Represents adjustments to arrive at the carrying amount of assets and liabilities presented in the Condensed Consolidated Balance Sheets for the effect of netting the payable or receivable and cash collateral held or placed with the same counterparties under master netting arrangements.

Activity in assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended March 31, 2012
			Interest			Mortgage loan
	Mortgage	Mortgage	rate lock		Securitized	securitization
	loans held	servicing	commitments,	Investment	mortgage	debt
	for sale	rights	net	securities	loans	certificates
	(In millions)
Balance, beginning of period	$17	$1,209	$184	$—	$28	$21
Realized and unrealized gains (losses)	—	(21)	386	(2)	—	—
Purchases	1	—	—	—	—	—
Issuances	—	108	—	—	—	—
Settlements	(1)	—	(442)	(5)	—	—
Transfers into Level Three	—	—	—	—	—	—
Transfers out of Level Three	(4)	—	—	—	—	—
Deconsolidation of entity(1)	—	—	—	7	(28)	(21)
Balance, end of period	$13	$1,296	$128	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2011
			Interest		Mortgage loan
	Mortgage	Mortgage	rate lock	Securitized	securitization
	loans held	servicing	commitments,	mortgage	debt
	for sale	rights	net	loans	certificates
	(In millions)
Balance, beginning of period	$172	$1,442	$(4)	$42	$30
Realized and unrealized gains (losses) for assets	(12)	(32)	184	(1)	—
Realized and unrealized losses for liabilities	—	—	—	—	1
Purchases	12	—	—	—	—
Issuances	177	180	—	—	—
Settlements	(173)	—	(131)	(4)	(3)
Transfers into Level Three	48	—	—	—	—
Transfers out of Level Three	(67)	—	—	—	—
Balance, end of period	$157	$1,590	$49	$37	$28

(1)             In January 2012, the Company sold its’ investment in the subordinated debt and residual interests of a Mortgage loan securitization trust that had been consolidated as a variable interest entity.

Transfers into Level Three generally represent mortgage loans held for sale with performance issues, origination flaws or other characteristics that impact their salability in active secondary market transactions.  Transfers out of Level Three generally represent mortgage loans held for sale with corrected performance issues or origination flaws or loans that were foreclosed upon.  Mortgage loans in foreclosure are measured at fair value on a non-recurring basis.

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Gain on mortgage loans, net:
Mortgage loans held for sale	$—	$(15)
Interest rate lock commitments	386	184

Change in fair value of mortgage servicing rights:
Mortgage servicing rights	(21)	(32)

Mortgage interest income:
Mortgage loans held for sale	—	3
Securitized mortgage loans	—	1

Mortgage interest expense:
Mortgage securitization debt certificates	—	(1)

Other income:
Securitized mortgage loans	—	(3)
Investment securities	(2)	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unrealized gains (losses) included in the Condensed Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Gain on mortgage loans, net	$123	$33
Change in fair value of mortgage servicing rights	43	28
Other income	—	(3)

Fair Value of Other Financial Instruments

As of March 31, 2012 and December 31, 2011, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Total PHH Corporation stockholders’ equity. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents and Restricted cash and cash equivalents, the carrying value approximates fair value due to the short-term nature of such instruments.  These financial instruments are classified within Level One of the valuation hierarchy.

Debt.  As of March 31, 2012, the total fair value of Debt was $6.6 billion, and substantially all of the debt is measured using Level Two inputs. For Level Two Debt, fair value is estimated using either: (i) a market based on the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; (ii) a discounted cash flow model using assumptions based on current market information available for similar debt instruments; or (iii) observable spreads and terms for recent pricing of similar instruments.

13.  Variable Interest Entities

Assets and liabilities of significant consolidated variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2012
		Chesapeake	FLRT and
	PHH Home	and D.L.	PHH Lease
	Loans	Peterson Trust	Receivables LP
	(In millions)
ASSETS
Cash	$21	$5	$—
Restricted cash(1)	2	217	55
Mortgage loans held for sale	498	—	—
Accounts receivable, net	18	44	—
Net investment in fleet leases	—	2,866	613
Property, plant and equipment, net	1	—	—
Other assets	18	7	10
Total assets	$558	$3,139	$678
Assets held as collateral(2)	$456	$3,127	$658
LIABILITIES
Accounts payable and accrued expenses	$17	$2	$11
Debt	432	2,633	588
Other liabilities	8	—	—
Total liabilities(3)	$457	$2,635	$599

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
		Chesapeake	FLRT and	Mortgage
	PHH Home	and D.L.	PHH Lease	Securitization
	Loans	Peterson Trust	Receivables LP	Trust
	(In millions)
ASSETS
Cash	$52	$2	$—	$—
Restricted cash(1)	2	262	49	—
Mortgage loans held for sale	476	—	—	—
Accounts receivable, net	21	58	—	—
Net investment in fleet leases	—	2,818	572	—
Property, plant and equipment, net	1	—	—	—
Other assets	18	8	12	28
Total assets	$570	$3,148	$633	$28
Assets held as collateral(2)	$463	$3,138	$610	$—
LIABILITIES
Accounts payable and accrued expenses	$21	$2	$13	$—
Debt	434	2,549	538	21
Other liabilities	9	—	—	—
Total liabilities(3)	$464	$2,551	$551	$21

(1)             Represents amounts specifically designated to purchase assets, repay debt and/or provide over-collateralization related to vehicle  management asset-backed debt arrangements.

(2)             Represents amounts not available to pay the Company’s general obligations.  See Note 7, “Debt and Borrowing Arrangements” for further information.

(3)             Excludes intercompany payables.

PHH Home Loans

For the three months ended March 31, 2012, approximately 22% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 84% were originated by PHH Home Loans.

Mortgage Loan Securitization Trust

During the three months ended March 31, 2012, the Company sold the residual interests in a mortgage securitization trust that had been consolidated as a VIE.  As a result, the Company is no longer the primary beneficiary of the VIE and the assets and liabilities of the trust were deconsolidated from the Condensed Consolidated Balance Sheets.  The loss on the sale of these residual interests was not significant.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Segment results were as follows:

	Total Assets
	March 31,	December 31,
	2012	2011
	(In millions)
Mortgage Production segment	$1,955	$3,085
Mortgage Servicing segment	2,061	2,018
Fleet Management Services segment	4,431	4,337
Other	799	337
Total	$9,246	$9,777

	Net Revenues		Segment Profit (Loss)(2)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In millions)
Mortgage Production segment(1)	$296	$214	$117	$52
Mortgage Servicing segment	81	57	(26)	14
Fleet Management Services segment	401	395	24	16
Other	(1)	(1)	(1)	—
Total	$777	$665	$114	$82

(1)             For the three months ended March 31, 2011, Net revenues and segment profit for the Mortgage Production segment included a $68 million gain on the 50.1% sale of the equity interests in the Company’s appraisal services business.

(2)             The following is a reconciliation of Income before income taxes to segment profit:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Income before income taxes	$124	$85
Less: net income attributable to noncontrolling interest	10	3
Segment profit	$114	$82

15.  Subsequent Events

On April 16, 2012, the Company repaid the $199 million outstanding principal amount of the 2012 Convertible note series.

On April 27, 2012, the Company’s master agreement with Fannie Mae was renewed and certain other agreements with Fannie Mae were amended, including an amendment to the $1.0 billion committed early funding letter agreement.  Pursuant to the committed early funding letter amendment, the termination event related to the Company’s credit ratings was removed and other termination events were added, most of which are generally consistent with existing covenants under the Company’s various other debt facilities.  These additional termination events include, among others, a failure to maintain (i) on the last day of each fiscal quarter, consolidated net worth of at least $1.0 billion; (ii) on the last day of each fiscal quarter, a ratio of indebtedness to tangible net worth no greater than 6.5 to 1; (iii) a minimum of $1.0 billion in committed mortgage warehouse or gestation facilities, with no more than $500 million of gestation facilities included towards the minimum, but excluding committed or uncommitted loan purchase arrangements or other funding arrangements from Fannie Mae and any mortgage warehouse capacity provided by government sponsored enterprises; and (iv) certain criteria related to the aging of the loan repurchase pipeline.  Unless earlier terminated, the committed early funding agreement expires on December 15, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”, “Item 1A. Risk Factors” and our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Part I—Item 1. Business” and “Part I—Item1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Although our Fleet Management Services segment has historically generated a larger portion of our Net revenues, our Mortgage Production and Mortgage Servicing segments have historically contributed a significantly larger portion of our Net income.  Our Mortgage Production and Mortgage Servicing segments have experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to interest rates and the real estate markets, which impacts our loan origination volumes, valuation of our mortgage servicing rights and foreclosure-related charges.

See “—Risk Management” in this Form 10-Q for additional information regarding our interest rate and market risks.

Executive Summary

For 2012, we are focusing on four key strategies to increase shareholder value:

•                  pursue disciplined growth in our three franchise platforms which are mortgage private label services, our mortgage relationship with Realogy and our fleet management business;

•                  drive industry-leading operational excellence;

•                  continue our unwavering commitment to customer service; and

•                  in the near-term, prioritize liquidity and cash flow generation from our mortgage and fleet businesses and deleverage the balance sheet.

In recent months our debt rating was downgraded by S&P from BB+ to BB- and we were placed on negative outlook.  In January 2012, Moody’s placed us on negative outlook and Fitch placed us on negative watch, but did not take any further ratings actions.  Given the uncertainty surrounding the economy at large and the uncertainty in the capital markets, including our cost of capital, we have shifted focus in 2012 from growing origination market share and mortgage servicing rights to focusing on liquidity and cash generation.  We are prioritizing liquidity and cash flow generation in the near term and some of the actions we are taking to reposition the business, combined with lower mortgage industry volumes, may have a negative impact on our 2012 earnings.

We grew our unrestricted cash balance to $875 million as of March 31, 2012 from $414 million as of December 31, 2011.  Specifically, we executed the following actions during the first quarter of 2012 to improve our liquidity position, which generated $302 million of positive cash flow, which did not have an overall impact on our net income:

•                  completed an offering of 6.0% Convertible notes due 2017 with $243 million of net cash proceeds;

•                  renewed the Amended Credit Facility through February 28, 2013 in accordance with the facility’s renewal conditions;

•                  generated $50 million of cash from the sale of non-conforming mortgage loans and residual investments and the securitization of fleet leases;

•                  released restricted cash balances from our reinsurance trusts of $9 million;

•                  selectively originated loans in our wholesale/correspondent platform with minimal cash consumption; and

•                  aligned our business operations with established cash flow targets to support the repayment of our near-term unsecured debt maturities.

During the first quarter of 2012 we also purchased $51 million of our Convertible notes due in April 2012, and we have repaid the remaining balance in April 2012.  We are continuing to execute our plans to improve our liquidity and cash flow generation and believe that the initiatives started during the first quarter of 2012 provide a solid foundation to meet our near-term unsecured debt maturities. See “—Liquidity and Capital Resources” for additional information regarding our outstanding indebtedness, upcoming debt maturities and our liquidity and capital plan.

In our Mortgage Production segment we experienced high margins and volume as our interest rate lock commitments expected to close increased 36% from the first quarter of 2011.  Total loan margins during the first quarter of 2012 were 364 basis points, representing a 117 basis points increase over the same period in 2011.  We have focused on our retail platform; however, in our wholesale/correspondent platform we have been selective in identifying long-term business partners who deliver high quality loans so that we can manage growth while controlling cash consumption.

Our Mortgage Servicing segment was negatively impacted by a significant increase in the reserve for projected repurchases and indemnifications.  In the first quarter of 2012, we experienced a significant increase in loan repurchase and indemnification requests, primarily from the GSEs, that exceeds our historical experience.  During the first quarter of 2012 we received 1,407 repurchase and indemnification requests, compared to 831 and 698 in the first and fourth quarters of 2011, respectively. The increase in repurchase requests was primarily due to an increased number of loan file reviews by the GSEs as they focused more resources on clearing the backlog of previously requested loan files related to the 2005 through 2008 origination years.  This increase in repurchase and indemnification requests caused a significant increase in our unresolved requests, and as a result, we recorded $65 million of provisions during the first quarter of 2012 in our Mortgage Servicing segment, compared to $15 million during the first quarter of 2011.  The majority of repurchase requests continue to be related to the 2005 through 2008 origination years.  We continue to monitor these trends and may need to further increase our loan repurchase and indemnification liability if the elevated levels of repurchase requests continue.  Additionally, an increased level of repurchase requests could result in an increased use of cash, as compared to prior periods, to fund loan repurchases or make payments under loan indemnification agreements.  We expect foreclosure losses to remain elevated throughout 2012, and potentially into 2013, as investors continue to review both performing and non-performing loans for potential underwriting defects and representation and warranty violations.  See “—Risk Management” for additional information regarding our repurchase obligations and potential exposure.

Our Fleet Management Services segment continued to grow earnings in the first quarter of 2012, driven by growth in our Net investment in leases as well as increases in maintenance service, fuel, and accident management average units.

Industry Trends

Regulatory Trends

We are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. By agreement with our private label clients in our mortgage business, we are required to comply with additional requirements that our clients may be subject to through their regulators.  These laws, regulations and judicial and administrative decisions include those pertaining to the following areas:

•                  Real estate settlement procedures;

•                  Consumer credit provisions; fair lending, fair credit reporting and truth in lending;

•                  The establishment of maximum interest rates, finance charges and other charges;

•                  Secured transactions; collections, foreclosure, repossession and claims-handling procedures;

•                  Privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies;

•                  Taxing and licensing of vehicles and environmental protection;

•                  Insurance regulations and licensing requirements pertaining to standards of solvency that must be met and maintained; reserves and provisions for unearned premiums, losses and other obligations and deposits of securities for the benefit of policyholders.

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

There has been a continued focus on foreclosure practices by various regulatory authorities, as well as Fannie Mae and Freddie Mac.  While we have not been assessed any material penalties from regulatory agencies resulting from our foreclosure practices to date, Fannie Mae and Freddie Mac have assessed potential compensatory fees for failing to meet foreclosure timelines outlined in their respective servicing guides. We expect that the higher level of focus on foreclosure practices will result in higher legal and servicing related costs as well as potential regulatory fines and penalties.

Mortgage Production Trends

As of April 2012, Fannie Mae’s Economics and Mortgage Market Analysis forecasts a decline in industry loan originations to $1.3 trillion during 2012 compared to $1.4 trillion during 2011, consisting of a 12% decrease in projected refinance originations partially offset by a 1% increase in projected purchase originations.  Refinance originations are sensitive to interest rates and although interest rates are expected to remain relatively low, there has been diminished refinance incentive as borrowers have previously refinanced during periods of lower rates.  The slight increase in purchase originations is reflective of an increase in new and existing home sales expected during 2012.

We experienced increasing initial loan pricing margins during the second half of 2011, which has continued into the first quarter of 2012.  Although pricing margins have declined from their highs during the first quarter of 2012, they have remained elevated from historical periods as mortgage rates remain low and consumer demand persists.  Although we expect margins to eventually decline from current levels, we believe that pricing margins could remain elevated throughout 2012, reflecting a longer term industry view of the returns required to manage the underlying risk of a mortgage production and servicing business.  The Federal Housing Finance Agency increased guarantee fees on mortgage backed securities issued by Fannie Mae and Freddie Mac effective April 1, 2012.  We expect this increase, and potential future increases, will have the impact of increasing mortgage interest rates charged to borrowers, which could negatively impact conforming loan origination volumes.

Mortgage Servicing Trends

Repurchase requests have been volatile in recent periods and we have seen a significant increase in repurchase requests, primarily from the agencies.  These requests have been especially concentrated in loans originated during 2005 through 2008.  This trend accelerated during the first quarter of 2012, as repurchase requests increased by 102% in the first quarter of 2012 compared to the fourth quarter of 2011 and the amount of outstanding repurchase requests as of March 31, 2012 increased to $315 million from $222 million as of December 31, 2011.  The Federal Housing Finance Agency has committed to reducing taxpayer losses from the support of Fannie Mae and Freddie Mac and the strict enforcement of representation and warranty provisions provides the agencies with an effective means of loss mitigation.  We believe repurchase requests and foreclosure costs will continue to remain high during 2012, and potentially into 2013.  We expect that the agencies will continue to focus on losses from origination years prior to 2009, since they have been intensified by the poor economic environment and challenging conditions in the housing market.  Although repurchase requests have been primarily concentrated in loans originated during 2005 through 2008, the agencies have also increased their reviews of more current loan production, which could further increase future repurchase activity.

In addition to the increased focus on loan repurchases and indemnifications, we have experienced higher reinsurance losses as a result of the continued weakness in the housing market coupled with an elevated level of delinquency and foreclosure experience.  We paid $18 million in reinsurance claims during the three months ended March 31, 2012, and expect our paid claims for certain book years to remain high throughout 2012 as foreclosures are completed and insurance claims are processed and finalized.  We hold cash and securities in trust related to our potential obligation to pay such claims, which were $205 million and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2012.  We expect that the amount currently held in trust will be significantly higher than future claims for reinsurance losses.

See “— Risk Management” for additional information regarding mortgage reinsurance and loan repurchases.

Fleet Management Services Trends

The fleet management industry continues to be impacted by the relative strength of the U.S. economy.  As the U.S. economy improves, we expect to see continued improvement in the industry.  We believe that improvement in the economic conditions will be reflected in the continued growth of our service unit counts as we have seen positive trends in our service-only units. Although we have experienced a decline in our leased units in recent years, our net investment in leases has increased as our mix has changed to include more expensive light trucks and vans and we expect our leased units to be steady through 2012.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated results of operations:

	Three Months Ended
	March 31,
	2012	2011
	(In millions, except
	per share data)
Net fee income	$127	$128
Fleet lease income	336	337
Gain on mortgage loans, net	230	59
Mortgage net finance expense	(30)	(19)
Loan servicing income	121	108
Valuation adjustments relating to mortgage servicing rights, net	(26)	(32)
Other income	19	84
Net revenues	777	665
Depreciation on operating leases	301	306
Fleet interest expense	17	20
Total other expenses	335	254
Total expenses	653	580
Income before income taxes	124	85
Income tax expense	39	33
Net income	85	52
Less: net income attributable to noncontrolling interest	10	3
Net income attributable to PHH Corporation	$75	$49
Basic earnings per share attributable to PHH Corporation	$1.32	$0.87
Diluted earnings per share attributable to PHH Corporation	$1.30	$0.84

The following summarizes the key highlights that drove our operating performance and segment profit (loss) for our reportable segments:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Reportable Segments Profit (Loss):(1)
Mortgage Production segment	$117	$52
Mortgage Servicing segment	(26)	14
Fleet Management Services segment	24	16

(1)             Segment Profit (Loss) is described in Note 14, “Segment Information”, in the accompanying Notes to Condensed Consolidated Financial Statements.

Mortgage Production Segment

•                  Segment profit was $65 million higher compared to the first quarter of 2011 primarily due to a 36% increase in the volume of interest rate lock commitments expected to close and higher total margins which were partially offset by a $68 million gain on the sale of 50.1% of the equity interests in STARS recorded in the first quarter of 2011.

•                  Interest rate lock commitments expected to close increased to $6.9 billion in the first quarter of 2012 from $5.0 billion in first quarter of 2011 due to lower market interest rates and higher consumer demand.

•                  Total mortgage applications for the first quarter of 2012 increased by 63% compared to the first quarter of 2011.

Mortgage Servicing Segment

•                  Segment (loss) profit was unfavorably impacted in the first quarter of 2012 compared to the first quarter of 2011 by a $50 million increase in foreclosure-related charges related to a significant increase in loan repurchase and indemnification requests in the first quarter of 2012, as discussed above under “—Executive Summary”.

•                  Loan servicing income increased by $13 million primarily reflecting the continued growth in our loan servicing portfolio.  Our average capitalized loan servicing portfolio increased by 8% from $138.3 billion in the first quarter of 2011 to $148.6 billion in the first quarter of 2012.

Fleet Management Services Segment

•                  Segment profit increased by $8 million to $24 million in the first quarter of 2012, driven by growth in net investment in leases, lower funding costs and higher units and usage of fee-based and asset-based management services.

•                  Maintenance service, fuel, and accident management average units all increased in the first quarter of 2012 compared to the first quarter of 2011.

•                  The average number of leased vehicles declined by 3% during the first quarter of 2012 compared to the first quarter of 2011; however, our net investment in leases increased by $109 million as of March 31, 2012 compared to March 31, 2011.

The results of each of our reportable segments are discussed in detail below.

Income tax expense

We record our interim tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable.  Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered to not be reliably estimable and therefore we record discrete year-to-date income tax provisions on those results.

Our effective income tax rates for the three months ended March 31, 2012 and 2011 were 31.7% and 38.2%, respectively. See Note 8, “Income Taxes” in the accompanying Notes to Condensed Consolidated Financial Statements for further information.

Appraisal Services Business Joint Venture

On March 31, 2011, we sold 50.1% of the equity interests in our appraisal services business, Speedy Title and Appraisal Review Services, (“STARS”) to CoreLogic, Inc. for a total purchase price of $35 million.  We retained a 49.9% equity interest in STARS, which is accounted for under the equity method.

For the three months ended March 31, 2012, earnings from the equity method investment in STARS of $2 million are recorded as a component of Other income in the Mortgage Production segment. During the three months ended March 31, 2011, a $68 million gain on the sale of STARS was recorded within Other income of the Mortgage Production segment, which consisted of the net present value of the purchase price from CoreLogic plus the $34 million from the initial valuation of our equity method investment.

Other

We leverage a centralized corporate platform to provide shared services for general and administrative functions to our reportable segments.  The shared services include support associated with, among other functions, information technology, enterprise risk management, internal audit, human resources, accounting and finance, marketing and communications.  The costs associated with these shared general and administrative functions, in addition to the cost of managing the overall corporate function, are incurred and recorded within Other and allocated back to our reportable segments through a corporate overhead allocation.  Other also includes intersegment eliminations and certain income and expenses that are not allocated back to our reportable segments.

The following table presents the revenues and expenses recorded in Other:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Net revenues	$(1)	$(1)
Salaries and related expenses	17	19
Occupancy and other office expenses	1	1
Fleet interest expense	(1)	(2)
Other depreciation and amortization	1	—
Other operating expenses	16	11
Corporate overhead allocation	(34)	(30)
Total expenses	—	(1)
Net loss before income taxes	$(1)	$—

FIRST QUARTER 2012 COMPARED WITH FIRST QUARTER 2011

Net revenues

Net revenues represent income that is not allocated to the reportable segments and intersegment eliminations.  The amount of Net revenues in the first quarters of 2012 and 2011 were not significant.

Salaries and Related Expenses

Salaries and related expenses represent costs associated with operating corporate functions and our centralized management platform and consist of salaries, payroll taxes, benefits and incentives paid to shared service support employees.  These expenses are primarily driven by the average number of permanent employees.

Salaries and related expenses decreased by $2 million and was primarily driven by lower actual payments related to 2011 incentive compensation plans.

Other Operating Expenses

The components of Other operating expenses were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Professional fees	$10	$8
Other expenses	6	3
Total	$16	$11

Professional fees increased by $2 million compared to the first quarter of 2011, which was primarily attributable to an increase in information technology-related expenses associated with private label client implementations in our Mortgage Production segment.  Other expenses increased by $3 million compared to the first quarter of 2011, which was primarily driven by computer software and hardware expenses associated with the continued development of our information technology infrastructure.

Corporate Overhead Allocation

The table below provides a summary of our corporate overhead allocation by segment:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Mortgage Production segment	$19	$16
Mortgage Servicing segment	4	3
Fleet Management Services segment	11	11
Other	(34)	(30)
Total	$—	$—

The amount of expense allocated to each segment is based upon the estimated usage by function or expense category or based on the relative size of the operating segment.

Mortgage Production Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months Ended
	March 31,
	2012	2011
	($ in millions, except average loan amount)
Loans closed to be sold	$10,677	$9,696
Fee-based closings	3,276	4,134
Total closings	$13,953	$13,830
Purchase closings	$3,850	$4,151
Refinance closings	10,103	9,679
Total closings	$13,953	$13,830
Fixed rate	$10,684	$9,938
Adjustable rate	3,269	3,892
Total closings	$13,953	$13,830
Retail closings	$9,490	$9,747
Wholesale/correspondent closings	4,463	4,083
Total closings	$13,953	$13,830
Average loan amount	$252,391	$259,666
Loans sold	$11,609	$12,897
Applications	$17,856	$10,937
IRLCs expected to close	$6,862	$5,044

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Mortgage fees	$80	$86
Gain on mortgage loans, net	230	59
Mortgage interest income	23	31
Mortgage interest expense	(39)	(33)
Mortgage net finance expense	(16)	(2)
Other income	2	71
Net revenues	296	214
Salaries and related expenses	93	91
Occupancy and other office expenses	7	7
Other depreciation and amortization	2	3
Other operating expenses	67	58
Total expenses	169	159
Income before income taxes	127	55
Less: net income attributable to noncontrolling interest	10	3
Segment profit	$117	$52

FIRST QUARTER 2012 COMPARED WITH FIRST QUARTER 2011

Mortgage Production Statistics

Mortgage loan originations are driven by the demand to fund home purchases and the demand to refinance existing loans.  Purchase closings are influenced by the number of home sales and the overall condition of the housing market whereas refinance closings are sensitive to interest rate changes relative to borrowers’ current interest rates.  Refinance closings typically increase when interest rates fall and decrease when interest rates rise. Although the level of interest rates is a key driver of refinancing activity, there are other factors which influence the level of refinance closings including home prices, levels of home equity, underwriting standards and product characteristics.  The demand for wholesale/correspondent closings is influenced by a variety of factors, including overall industry capacity and the competitive landscape.  Our wholesale/correspondent volume can also be influenced by pricing margins given our strategy of generating mortgage servicing rights with minimal use of cash.  Accordingly, as pricing margins decline, we may experience a decline in wholesale/correspondent originations.  Retail loans are generally more profitable than wholesale/correspondent and have higher loan margins and higher expenses.

Interest rate lock commitments (“IRLCs”) represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding.  IRLCs expected to close are adjusted for the amount of loans expected to close in accordance with the terms of the commitment.  IRLCs expected to close result in loans closed to be sold as we do not enter into interest rate lock commitments on fee-based closings.  Reductions in mortgage interest rates and higher consumer demand compared to the first quarter of 2011 resulted in a 63% increase in application volume and a 36% increase in IRLCs.

As of April 2012, Fannie Mae’s Economics and Mortgage Market Analysis shows an increase in mortgage industry origination volumes of approximately 13% compared to the first quarter of 2011.  Our total closings increased by 1% compared to first quarter of 2011, which was comprised of a $424 million increase in refinance closings offset by a $301 million decrease in purchase closings.  Refinance closings were positively impacted by the low interest rate environment and the decrease in purchase closings is reflective of the continued challenging conditions in the housing market.

Wholesale/correspondent closings represented 32% and 30% of our total closings in the first quarters of 2012 and 2011, respectively. As described in “—Overview—Executive Summary” above,  we have shifted our focus to ensure that our operations are cash flow positive and are managing our wholesale/correspondent originations to control cash consumption.  While the mix of total closings between retail and wholesale/correspondent closings grew from the first quarter of 2011, the increase was primarily attributable to closings of IRLCs entered into during 2011.  As of March 31, 2012, 25% of our outstanding IRLCs expected to close were wholesale/correspondent compared to 44% as of December 31, 2011, which is reflective of our efforts to selectively manage originations within this platform.

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

Mortgage fees decreased by $6 million (7%) compared to the first quarter of 2011 primarily due to a $3 million decrease in origination assistance fees from private label clients resulting from an 11% decline in private label originations and a $2 million decrease in appraisal income.

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

The components of Gain on mortgage loans, net were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Gain on loans	$163	$39
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(5)	(5)
Economic hedge results	72	25
Total change in fair value of mortgage loans and related derivatives	67	20
Total	$230	$59

Gain on loans is primarily driven by the volume of IRLCs expected to close, total loan margins and the mix of wholesale/correspondent closing volume.  Margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity.  For wholesale/correspondent closings and certain retail closings from our private label clients, the cost to acquire the loan reduces the gain from selling the loan into the secondary market.  Gain on loans increased by $124 million compared to the first quarter of 2011 primarily due to a 36% increase in IRLCs expected to close and higher total loan margins.  The higher total loan margins was primarily attributable to a 122 basis point increase in the average initial loan margins resulting from reductions in mortgage interest rates and higher consumer demand.

Change in fair value of Scratch and Dent and certain non-conforming mortgage loans remained constant compared to the first quarter of 2011 and is primarily driven by additions, sales and changes in value of Scratch and Dent loans, which represent loans with origination flaws or performance issues.  For the first quarter of 2012, the $5 million unfavorable changes in fair value of Scratch and Dent and certain non-conforming loans was primarily attributable to additions to the population of Scratch and Dent loans resulting from repurchases that was partially offset by the sale of Scratch and Dent loans at a gain during the quarter.  For the first quarter of 2011, the $5 million unfavorable change in fair value of Scratch and Dent and certain non-conforming loans was primarily due to additions to the population of Scratch and Dent loans resulting from repurchases and salability issues.

Economic hedge results represent the change in value of mortgage loans, interest rate lock commitments and related derivatives, including the impact of changes in actual pullthrough as compared to our initial assumptions.  We use derivative instruments to economically hedge changes in value of mortgage loans and interest rate lock commitments from the date of interest rate lock commitment through the date the loan is sold into the secondary market.  These derivatives are intended to mitigate the changes in value attributable to changes in interest rates.  Economic hedge results also includes changes in value of mortgage loans held for sale due to changes in expected execution upon sale which may not be interest rate related and would not be offset by changes in value of derivative instruments.  The $47 million increase in economic hedge results compared to the first quarter of 2011 was primarily driven by favorable execution gains on mortgage loans sold coupled with an increase in the actual pullthrough rate of interest rate lock commitments, as compared to assumptions.

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

Mortgage net finance expense increased by $14 million compared to the first quarter of 2011 and was comprised of an $8 million (26%) decrease in Mortgage interest income coupled with a $6 million (18%) increase in Mortgage interest expense.  The decrease in mortgage interest income was primarily due to a lower average volume of loans held for sale coupled with lower average note rates on loans held for sale.  The increase in Mortgage interest expense was primarily attributable to higher allocated financing costs related to an increase in the average balance of corporate unsecured borrowings partially offset by a lower average volume of loans held for sale.

Other Income

Other income decreased by $69 million primarily due to a $68 million gain recognized during the first quarter of 2011 related to the sale of 50.1% of our equity interests in Speedy Title and Appraisal Review Services.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment consist of salaries, payroll taxes, benefits and incentives paid to employees in our mortgage production operations and commissions paid to employees involved in the loan origination process.

The components of Salaries and related expenses were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Salaries, benefits and incentives	$59	$59
Commissions	26	20
Contract labor and overtime	8	12
Total	$93	$91

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

Salaries, benefits and incentives remained constant compared to the first quarter of 2011.  The $6 million increase in commissions was primarily attributable to a 28% increase in closings from our real estate channel which have higher commission rates than private label closings.  Contract labor and overtime decreased by $4 million compared to the first quarter of 2011 and was driven by elevated levels of contract labor and overtime needed during the first quarter of 2011 to handle the significant surge in origination volume as borrowers took advantage of the refinance incentives during that period.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, allocations for corporate overhead and other production related expenses.

The components of Other operating expenses were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Production-related direct expenses	$29	$20
Corporate overhead allocation	19	16
Other expenses	19	22
Total	$67	$58

Production-related direct expenses represent variable costs directly related to the volume of loan originations and consist of appraisal, underwriting and other direct loan origination expenses. These expenses are incurred during the loan origination process and are primarily driven by applications.  Corporate overhead allocations relate to segment allocations of shared general and administrative costs and costs associated with operating and managing corporate functions and are discussed above under “—Results of Operations—Other.”  Other expenses consist of other production-related expenses that include, but are not limited to professional fees, information technology costs, outsourcing fees and customer service expenses.

Production-related direct expenses increased by $9 million compared to the first quarter of 2011 primarily due to an increase in the number of retail closing units and a 63% increase in application volume.  The $3 million decrease in other expenses compared to the first quarter of 2011 was primarily attributable to lower costs associated with legal and regulatory compliance activities and customer service expenses.

Mortgage Servicing Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	As of March 31,
	2012	2011
	($ In millions)
Ending total loan servicing portfolio	$184,881	$170,711
Number of loans serviced	1,074,003	1,022,318
Ending capitalized loan servicing portfolio	$149,655	$141,077
Capitalized servicing rate	0.87%	1.13%
Capitalized servicing multiple	2.9	3.7
Weighted-average servicing fee (in basis points)	30	30

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Average total loan servicing portfolio	$183,951	$168,764
Average capitalized loan servicing portfolio	148,639	138,257
Payoffs and principal curtailments of capitalized portfolio	8,227	6,023

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Mortgage interest income	$3	$4
Mortgage interest expense	(16)	(20)
Mortgage net finance expense	(13)	(16)
Loan servicing income	121	108
Change in fair value of mortgage servicing rights	(21)	(32)
Net derivative loss related to mortgage servicing rights	(5)	—
Valuation adjustments related to mortgage servicing rights, net	(26)	(32)
Net loan servicing income	95	76
Other (expense) income	(1)	(3)
Net revenues	81	57
Salaries and related expenses	10	9
Occupancy and other office expenses	2	3
Other operating expenses	95	31
Total expenses	107	43
Segment (loss) income	$(26)	$14

FIRST QUARTER 2012 COMPARED WITH FIRST QUARTER 2011

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

Mortgage net finance expense decreased by $3 million (19%) primarily due to a $3 million decrease in the interest expense allocated to fund our MSRs resulting from a lower average MSR balance. The low interest rate environment has continued to significantly reduce the earnings opportunity related to our escrow balances as the ending one-month LIBOR rate as of March 31, 2012 was 24 basis points.

Loan Servicing Income

The components of Loan servicing income were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Servicing fees from capitalized portfolio	$112	$103
Subservicing fees	4	3
Late fees and other ancillary servicing revenue	17	17
Curtailment interest paid to investors	(10)	(8)
Net reinsurance loss	(2)	(7)
Total	$121	$108

The primary drivers for Loan servicing income are the average capitalized loan servicing portfolio and average servicing fee.  Service fee revenue is driven by recurring servicing fees that are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees.  For loans that are subserviced for others, we receive a nominal stated amount per loan which is less than our average servicing fee related to the capitalized portfolio.  Curtailment interest paid to investors represents uncollected interest from the borrower that is required to be passed onto investors and is primarily driven by the number of loan payoffs.  Net reinsurance loss represents premiums earned on reinsurance contracts, net of ceding commission and provisions for reinsurance reserves.

The $9 million increase in servicing fees from the capitalized portfolio was primarily due to an 8% increase in the average capitalized loan servicing portfolio compared to the first quarter of 2011.  Curtailment interest paid to investors increased by $2 million compared to the first quarter of 2011 and was related to a 41% increase in loan payoffs in our total loan servicing portfolio.  The $5 million decrease in net reinsurance loss was primarily attributable to a $7 million decrease in the provision for reinsurance reserves resulting from slowing loss progressions as the maximum loss rates for certain origination years has been reached, partially offset by a $2 million decrease in premiums earned related to outstanding reinsurance agreements which have continued in runoff status.

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

The components of Changes in fair value of mortgage servicing rights were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Actual prepayments of the underlying mortgage loans	$(53)	$(44)
Actual receipts of recurring cash flows	(11)	(13)
Market-related fair value adjustments	43	25
Total	$(21)	$(32)

The change in fair value of MSRs due to actual prepayments is driven by two factors: (i) the number of loans that prepaid during the period and (ii) the current value of the mortgage servicing right asset at the time of prepayment.  Market-related fair value adjustments represent the change in fair value of MSRs due to changes in market inputs and assumptions used in the valuation model.

The $9 million increase in actual prepayments of the underlying mortgage loans compared to the first quarter of 2011 was primarily due to a 42% increase in loan payoffs in the capitalized loan servicing portfolio which was partially offset by a 15 basis point decrease in the average MSR value of prepayments.

Market-related fair value adjustments increased the value of our MSRs by $43 million during the first quarter of 2012 and was primarily attributable to an increase in mortgage interest rates and a steepening of the yield curve.  During the first quarter of 2012, the primary mortgage rate used to value our MSR increased by 7 basis points.  Refer to “—Critical Accounting Policies” for a description of the updates made to the model used in the valuation of our mortgage servicing rights.

The $25 million market-related fair value increase during the first quarter of 2011 was primarily attributable to an increase in mortgage interest rates coupled with a steeper yield curve and lower interest rate volatility.

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

The value of derivatives related to our MSRs decreased by $5 million during the first quarter of 2012.  There were no open derivatives related to MSRs during the first quarter of 2011.

Refer to “—Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives as of March 31, 2012.

Other Income

Other income allocable to the Mortgage Servicing segment primarily consists of the change in the net fair value of a mortgage securitization trust where we hold a residual interest.  These residual interests were sold during the first quarter of 2012.

The $1 million reduction in Other income during the first quarter of 2012 was the resulting loss on sale of our residual interests in the mortgage securitization trust which was partially offset by realized gains from the sale of available-for-sale securities associated with restricted investments held in our reinsurance trust accounts.

The $3 million reduction in Other income during the first quarter of 2011 was primarily attributable to an increase in projected credit losses of the underlying securitized mortgage loans which comprised the securitization trust.

Other Operating Expenses

The following table presents a summary of Other operating expenses:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Foreclosure-related charges	$65	$15
Corporate overhead allocation	4	3
Other expenses	26	13
Total	$95	$31

Foreclosure-related charges are driven by the volume of repurchase and indemnification requests as well as expected loss severities which are impacted by various economic factors including delinquency rates and home price values.  Corporate overhead allocations relate to segment allocations of shared general and administrative costs and costs associated with operating and managing corporate functions and are discussed above under “—Results of Operations—Other.”  Other expenses include operating expenses of the Mortgage Servicing segment, including costs directly associated with servicing loans in foreclosure and real estate owned, professional fees and outsourcing fees.

Foreclosure-related charges were $65 million during the first quarter of 2012, compared to $15 million during the first quarter of 2011.  The increase is reflective of the significant increase in repurchase and indemnification requests, primarily from the GSEs, that we experienced during the first quarter of 2012.  During the first quarter of 2012, the amount of unresolved repurchase and indemnification requests increased $93 million to $315 million and repurchase requests increased by 102% compared to the fourth quarter of 2011.  Repurchase requests from all investors and insurers have been volatile and the persistency of these recent trends remains extremely uncertain.  See “—Risk Management—Consumer Credit Risk” for a further discussion of the sensitivity of our loan repurchase and indemnification liability.

The $13 million increase in other expenses compared to the first quarter of 2011 was primarily attributable to increases in expenses associated with servicing delinquent and foreclosed loans and real estate owned, including provisions for compensatory fees and litigation costs related to foreclosure processing.

Fleet Management Services Segment

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Three Months Ended
	March 31,
	2012	2011
	(In thousands of units)
Leased vehicles	269	278
Maintenance service cards	340	318
Fuel cards	298	290
Accident management vehicles	314	294

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Fleet management fees	$47	$42
Fleet lease income	336	337
Other income	18	16
Net revenues	401	395
Salaries and related expenses	16	15
Occupancy and other office expenses	4	4
Depreciation on operating leases	301	306
Fleet interest expense	18	22
Other depreciation and amortization	3	3
Other operating expenses	35	29
Total expenses	377	379
Segment profit	$24	$16

FIRST QUARTER 2012 COMPARED WITH FIRST QUARTER 2011

Fleet Management Fees

The drivers of Fleet management fees are leased vehicles and service unit counts as well as the usage of fee-based services. Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees also include driver safety training services fees.

Fleet management fees increased by $5 million (12%) compared to the first quarter of 2011 primarily due to a $3 million increase in fees associated with the usage of fee-based products and fleet management fees resulting from an increase in service unit volume coupled with a $2 million increase in driver safety training services fees related to higher client usage.

Fleet Lease Income

The following table presents a summary of the components of Fleet lease income:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Leasing revenue	$333	$337
Operating lease syndication revenue	3	—
Total	$336	$337

Fleet lease income consists of leasing revenue related to operating and direct financing leases as well as the gross sales proceeds associated with our operating lease syndications. We originate certain leases with the intention of syndicating to banks and other financial institutions, which includes the sale of the underlying assets and assignment of any rights to the leases. Upon the transfer and assignment of leases that qualify for sales treatment we record the proceeds from the sale within Fleet lease income and recognize the cost of goods sold within Other operating expenses for the undepreciated cost of the asset sold.

Leasing revenue related to operating leases consists of an interest component for the funding cost inherent in the lease as well as a depreciation component for the cost of the vehicles under lease.  Leasing revenue related to direct financing leases consists of an interest component for the funding cost inherent in the lease.

Leasing revenue decreased by $4 million (1%) compared to the first quarter of 2011 primarily due to a 3% decline in the average number of leased vehicles, which was partially offset by an increase in net investment in leases reflecting the growth in average lease balances.  The $4 million decrease in leasing revenue was partially offset by a $5 million decrease in Depreciation on operating leases as described below.  The amount of operating lease syndications contributed $3 million in gross sales proceeds to Fleet lease income during the first quarter of 2012.

Other Income

Other income primarily consists of gross sales proceeds from our owned vehicle dealerships, the gain or loss from the sale of used vehicles and other ancillary revenues.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our vehicles under operating leases included in Net investment in fleet leases.

Depreciation on operating leases decreased by $5 million (2%) compared to the first quarter of 2011 primarily due to a 3% decline in the average number of leased vehicles, which was partially offset by an increase in net investment in leases.

Fleet Interest Expense

Fleet interest expense is primarily driven by the average volume and cost of funds rate of outstanding borrowings and consists of interest expense associated with borrowings related to leased vehicles, changes in market values of interest rate cap agreements related to vehicle asset-backed debt and amortization of deferred financing fees.

Fleet interest expense decreased by $4 million (18%) compared to the first quarter of 2011 primarily due to a favorable change in the cost of funds rates resulting from debt renewals and a decrease in the amortization of deferred financing fees.

Other Operating Expenses

The following table presents a summary of the components of Other operating expenses:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Cost of goods sold	$15	$12
Corporate overhead allocation	11	11
Other expenses	9	6
Total	$35	$29

Cost of goods sold represents the acquisition cost of vehicles at our dealerships and the carrying value of certain operating leases syndicated to banks and other financial institutions.  The gross sales proceeds from our owned dealerships are included in Other income and the proceeds from syndications are recorded within Fleet lease income.  Corporate overhead allocations relate to segment allocations of shared general and administrative costs and costs associated with operating and managing corporate functions and are discussed above under “—Results of Operations—Other.”

The amount of operating lease syndications contributed to a $3 million increase in cost of goods sold compared to the first quarter of 2011.  Other expenses increased by $3 million compared to the first quarter of 2011 primarily due to expenses related to higher client usage of driver safety training services.

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

Loan Repurchases and Indemnifications

Foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and on-balance sheet loans in foreclosure and real estate owned.  The accrued liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate of defending against requests and estimated loss severities on repurchases and indemnifications. While the best information available is used in estimating our liability, the estimation process is inherently uncertain and imprecise.  Given the increased levels of repurchase requests and realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of the recorded liability.

As of March 31, 2012, the estimated amount of reasonably possible losses in excess of the recorded liability was $140 million.  This estimate assumes that repurchases and indemnifications remain at an elevated level through the year ended December 31, 2013, our success rate in defending against requests declines and loss severities remain at current levels.  Our estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the criteria used by investors in selecting loans to request: (iii) borrower delinquency patterns; and (iv) general economic conditions.

Actual losses incurred in connection with loan repurchases and indemnifications could vary significantly from and exceed the recorded liability.  We may also be required to increase our loan repurchase and indemnification liability in the future.  Accordingly, there can be no assurance that actual losses or estimates of reasonably possible losses associated with loan repurchases and indemnifications will not be in excess of the recorded liability or that we will not be required to increase the recorded liability in the future.

Foreclosure-related reserves consist of the following:

	March 31,	December 31,
	2012	2011
	(In millions)
Loan repurchase and indemnification liability	$135	$95
Allowance for probable foreclosure losses	19	19
Adjustment to value for real estate owned	11	13
Total	$165	$127

A summary of the activity in foreclosure-related reserves is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Balance, beginning of period	$127	$111
Realized foreclosure losses	(33)	(16)
Increase in reserves due to:
Change in assumptions	65	15
New loan sales	6	5
Balance, end of period	$165	$115

Loan Repurchase & Indemnification Liability

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	As of March 31, 2012			As of December 31, 2011
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total	Requests	Requests	Total
	(In millions)
Agency Invested:
Claim pending (1)	$34	$2	$36	$33	$1	$34
Appealed (2)	40	2	42	24	10	34
Open to review (3)	157	30	187	101	14	115
Agency requests	231	34	265	158	25	183

Private Invested:
Claim pending (1)	2	—	2	3	—	3
Appealed (2)	15	1	16	17	3	20
Open to review (3)	23	9	32	12	4	16
Private requests	40	10	50	32	7	39
Total	$271	$44	$315	$190	$32	$222

(1)    Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)    Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant. Based on claims received and appealed during the twelve months ended March 31, 2012 that have been resolved, we were successful in refuting approximately 90% of claims appealed.

(3)    Open to review status represents loans where we have not completed our review process. We appealed approximately 70% of claims received and reviewed during the twelve months ended March 31, 2012.

Approximately 78% and 70% of the unpaid principal balance of our unresolved repurchase requests relates to loans originated between 2005 and 2008 as of March 31, 2012 and December 31, 2011, respectively.

See Note 9, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our foreclosure-related reserves.

Mortgage Reinsurance

We have exposure to consumer credit risk through losses from two contracts with primary mortgage insurance companies, that are inactive and in runoff.  We are required to hold securities in trust related to this potential obligation, which were $205 million as of March 31, 2012 and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2012, a liability of $72 million was included in Other liabilities in the accompanying Condensed Consolidated Balance Sheets for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis.

A summary of the activity in reinsurance-related reserves is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Balance, beginning of period	$84	$113
Realized reinsurance losses	(18)	(16)
Increase in liability for reinsurance losses(1)	6	13
Balance, end of period	$72	$110

(1)    The increase in reinsurance reserves is recorded as an expense within Loan servicing income in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of March 31, 2012:

		Maximum			Foreclosures/
	Unpaid	Potential	Average		Real estate
	Principal	Exposure to	Credit		owned/
	Balance (UPB)	Reinsurance Loss	Score(3)	Delinquencies(1)(3)	Bankruptcies(2)(3)
	($ In millions)
Year of Origination:
2003	$668	$156	692	6.72%	6.44%
2004	742	93	691	6.37%	7.96%
2005	748	27	693	6.83%	10.19%
2006	487	3	692	6.89%	13.93%
2007	1,012	10	700	6.31%	11.87%
2008	1,683	54	724	4.40%	5.05%
2009	357	7	758	0.53%	0.29%
Total	$5,697	$350	706	5.66%	8.03%

(1)	Represents delinquent mortgage loans for which payments are 60 days or more outstanding as a percentage of the total unpaid principal balance.

(2)	Calculated as a percentage of the total unpaid principal balance.

(3)	Based on December 31, 2011 data.

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

As of March 31, 2012, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital structure to fund growth in assets, to fund business operations, and to meet contractual obligations, including maturities of our indebtedness. In developing our liquidity plan, we consider how our needs may be impacted by various factors including maximum liquidity needs during the period, fluctuations in assets and liability levels due to changes in business operations, levels of interest rates, and working capital needs. We also assess market conditions and capacity for debt issuance in various markets we access to fund our business needs.  Our primary operating funding needs arise from the origination and financing of mortgage loans, the purchase and funding of vehicles under management and the retention of mortgage servicing rights. Our liquidity needs can also be significantly impacted by changes in interest rates due to collateral posting requirements from derivative agreements as well as the levels of repurchase and indemnification requests from investors and insurers of loans that have been previously sold.

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

We are continuing to monitor developments in regulations that may impact our businesses including the Dodd-Frank Act and ongoing GSE reforms that could have a material impact on our liquidity. For more information, see “Part I—Item 1A. Risk Factors—Risk Related to our Company—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” in our Form 10-K and “Item 1A. Risk Factors—Risk Related to our Company—We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.” in this Form 10-Q.

As of March 31, 2012, our near-term unsecured debt maturities include $199 million of Convertible notes due April 15, 2012 and $422 million of Term notes due March 1, 2013.  Additionally, we may need greater liquidity in the short term to fund increases in loan repurchases and indemnifications as well as potential increased collateral posting requirements related to derivative and debt agreements.  Although we did not have any outstanding borrowings under the Amended Credit Facility as of March 31, 2012, commitments under the facility expire on February 28, 2013.  We are currently in discussions with the lender group that participates in our Amended Credit Facility to extend the commitments; however, there can be no assurances that we will have access to the facility after February 28, 2013 on the terms that currently exist, if at all, or that the facility will remain on an unsecured basis.

We have historically been reliant on accessing the capital markets for unsecured debt in order to refinance or extend the maturities of our unsecured debt at the parent company level.  There has been a prolonged period of uncertainty and volatility in the economy, which may impair or limit our access to unsecured funding.  Additionally, our senior unsecured long-term debt credit ratings are below investment grade, and as a result, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets.

Liquidity and Capital Plan

Our goals for 2012 include a focus on increasing liquidity and cash flow generation, addressing our 2012 and 2013 debt maturities and negotiating an extension of our unsecured revolving credit facility.  Consistent with those goals, we have developed a liquidity and capital plan consisting of various steps to improve our liquidity and capital position, which may involve one or more of the following:

(i)    focusing our efforts to ensure that our operations are cash flow positive, which may include reductions in our correspondent mortgage originations and capital expenditures;

(ii)   disposing of assets that are not necessary to support our business strategies, which may include the assets of our reinsurance business; and

(iii)       generating mortgage servicing rights with minimal use of cash.

We have taken the following actions in the first quarter of 2012 to improve our liquidity and capital position:

•                  completed an offering of 6.0% Convertible notes due 2017 with $243 million of net cash proceeds;

•                  renewed the Amended Credit Facility through February 28, 2013 in accordance with the facility’s renewal conditions;

•                  generated $50 million of cash from the sale of non-conforming mortgage loans and residual investments and the securitization of fleet leases;

•                  released restricted cash balances from our reinsurance trusts of $9 million;

•                  selectively originated loans in our wholesale/correspondent platform with minimal cash consumption; and

•                  aligned our business operations with established cash flow targets to support the repayment of our near-term unsecured debt maturities.

These actions generated $302 million of cash during the first quarter of 2012, and combined with our cash flows from other operating, financing and investing activities, as discussed below, our Cash and cash equivalents increased by $461 million in total for the quarter.  As of March 31, 2012, we had $875 million of unrestricted Cash and cash equivalents and in April 2012 we repaid the $199 million balance outstanding of the 2012 series of convertible notes.

We will continue to actively refine our liquidity plan and take all appropriate actions in an effort to ensure we have more than adequate liquidity to meet our debt maturities and other liabilities.  We believe that the execution of our liquidity and capital plan will provide sufficient liquidity to meet our debt service obligations, fund potential increases in repurchase and indemnification requests and operate our business.

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

Cash Flows

At March 31, 2012, we had $875 million of Cash and cash equivalents, an increase of $461 million from $414 million at December 31, 2011.  The following table summarizes the changes in Cash and cash equivalents:

	Three Months Ended
	March 31,
	2012	2011	Change
	(In millions)
Cash provided by (used in):
Operating activities	$1,443	$3,154	$(1,711)
Investing activities	(321)	(308)	(13)
Financing activities	(661)	(2,714)	2,053
Effect of changes in exchange rates on Cash and cash equivalents	—	(2)	2
Net increase in Cash and cash equivalents	$461	$130	$331

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  In addition to depreciation and amortization, the operating results of our reportable segments are impacted by the following significant non-cash activities:

•                  Mortgage Production —Capitalization of mortgage servicing rights

•                  Mortgage Servicing —Change in fair value of mortgage servicing rights

•                  Fleet Management Services —Depreciation on operating leases

During the three months ended March 31, 2012, cash provided by operating activities was $1.4 billion.  This is primarily reflective of $1.2 billion of net cash provided by the significant increase in mortgage loan sales in our Mortgage Production segment and $73 million of net changes in cash collateral posted on derivative agreements. Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing and Fleet Management Services segments.

The net cash provided from the operating activities of our Mortgage Production segment resulted from a $1.0 billion decrease in the Mortgage loans held for sale balance in our Condensed Consolidated Balance Sheets between March 31, 2012 and December 31, 2011, which is the result of timing differences between origination and sale as of the end of each period.  The decrease in Mortgage loans held for sale also resulted in a decrease in Mortgage Asset-Backed Debt as further described in Financing Activities below.

During the three months ended March 31, 2011, cash provided by our operating activities was $3.2 billion.  This was reflective of $3.2 billion of net cash provided by the significant increase in mortgage loan sales in our Mortgage Production segment and in the operating activities of our Fleet Management Services segment.  Other adjustments and changes in other assets and liabilities, net primarily includes the $68 million gain on the sale of an interest in our appraisal services business and a net cash outflow of $204 million for cash collateral on derivative agreements.

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

During the three months ended March 31, 2012, cash used in our investing activities was $321 million, which primarily consisted of $389 million in net cash outflows from the purchase and sale of vehicles, partially offset by a $60 million net decrease in Restricted cash, cash equivalents and investments primarily due to a reduction in restricted cash used in vehicle management asset-backed funding facilities due to the timing of customer collections.

During the three months ended March 31, 2011, cash used in our investing activities was $308 million, which primarily consisted of $299 million in net cash outflows from the purchase and sale of vehicles, $27 million increase in Restricted cash, cash equivalents and investments primarily related to the timing of cash receipts and disbursements on vehicle securitizations, partially offset by $20 million in net cash inflows from the sale of an interest in our appraisal services business.

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

During the three months ended March 31, 2012, cash used in our financing activities was $661 million and related to $832 million of net payments on secured borrowings resulting from the decreased funding requirements for Mortgage loans held for sale described in Operating Activities, offset by $192 million of net proceeds on unsecured borrowings resulting from the issuance of $250 million in aggregate principal amount of 6.0% Convertible Senior Notes due 2017, net of the purchase of $51 million of the Convertible notes due 2012.

During the three months ended March 31, 2011, cash used by our financing activities was $2.7 billion and related to net payments on borrowings resulting from the decreased funding requirements for Mortgage loans held for sale described in Operating Activities and Investing Activities above.

Debt

We utilize both secured and unsecured debt as key components of our financing strategy.  Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	March 31,	December 31,
	2012	2011
	(In millions)
Restricted cash, cash equivalents and investments	$515	$574
Mortgage loans held for sale	1,644	2,658
Net investment in fleet leases	3,610	3,515
Mortgage servicing rights	1,296	1,209
Total	$7,065	$7,956

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

The following table summarizes our Debt as of March 31, 2012:

		Total Assets
		Held as
	Balance	Collateral(1)
	(In millions)
Vehicle Management Asset-Backed Debt	$3,251	$3,811
Mortgage Asset-Backed Debt	1,484	1,549
Unsecured Debt	1,481	—
Total	$6,216	$5,360

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

Vehicle management asset-backed funding arrangements consisted of the following facilities as of March 31, 2012:

				End of	Estimated
		Total	Available	Revolving	Maturity
	Balance	Capacity	Capacity(1)	Period(2)	Date(3)
	(In millions)
Chesapeake 2009-2	$563	n/a	n/a	n/a	03/15/14
Chesapeake 2009-1	221	n/a	n/a	n/a	01/15/13
FLRT 2010-1	90	n/a	n/a	n/a	11/15/13
Chesapeake 2009-4	49	n/a	n/a	n/a	12/07/12
Chesapeake 2009-3	46	n/a	n/a	n/a	10/07/14
Term notes, in amortization	969
Chesapeake 2011-2	350	$350	$—	09/19/13	07/07/16
Chesapeake 2010-1- Class B Note	23	23	—	06/27/12	07/07/15
Chesapeake 2011-1- Class B Note	16	16	—	06/27/13	05/07/16
Term notes, in revolving period	389	389	—
Chesapeake 2010-1	796	875	79	06/27/12	05/07/15
Chesapeake 2011-1	568	625	57	06/27/13	03/07/16
FLRT 2010-2	498	597	99	08/30/12	06/15/17
Variable funding-notes	1,862	2,097	235
Other	31	31	—
Total	$3,251

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

Mortgage asset-backed funding arrangements consisted of the following as of March 31, 2012:

		Total	Available	Maturity
	Balance	Capacity	Capacity(1)	Date
	(In millions)
Debt:
Committed facilities of PHH Mortgage:
Fannie Mae	$490	$1,000	$510	12/15/12
Royal Bank of Scotland, plc	153	500	347	06/22/12
Bank of America	147	415	268	10/11/12(2)
Credit Suisse First Boston Mortgage Capital LLC	64	350	286	05/23/12(2)
Barclays Bank PLC	57	350	293	12/11/12
Wells Fargo Bank	63	300	237	08/10/12
Committed facilities of PHH Home Loans:
Credit Suisse First Boston Mortgage Capital LLC	246	325	79	05/23/12(2)
Wells Fargo Bank	114	150	36	08/10/12
Barclays Bank PLC	71	150	79	12/11/12
Committed repurchase facilities	1,405	3,540	2,135
Uncommitted facilities of PHH Mortgage:
Fannie Mae	—	2,000	2,000	n/a
Royal Bank of Scotland, plc	—	200	200	06/22/12
Uncommitted repurchase facilities	—	2,200	2,200
Servicing advance facility	79	120	41	06/30/12
Total Debt	$1,484	$5,860	$4,376

Off-Balance Sheet Gestation Facilities:
JP Morgan Chase	$206	$500	$294	09/30/12

(1)             Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)             Provided certain conditions are met, the Credit Suisse First Boston Mortgage Capital LLC and Bank of America facilities may be renewed for an additional year at our request.

Unsecured Debt

Unsecured credit facilities are utilized to fund our short-term working capital needs to fund our MSRs and to supplement asset-backed facilities and provide for a portion of the operating needs of our mortgage and fleet management businesses.  During the three months ended March 31, 2012, there was no activity related to the Amended Credit Facility.

Unsecured borrowing arrangements consisted of the following as of March 31, 2012:

		Balance	Total	Available		Maturity
	Balance	at Maturity	Capacity	Capacity		Date
	(In millions)
4% notes due in 2012	$199	$199	n/a	n/a		04/15/12
4% notes due in 2014	214	250	n/a	n/a		09/01/14
6% notes due in 2017	189	250	n/a	n/a		06/15/17
Convertible notes	602	699
9.25% notes due in 2016	449	450	n/a	n/a		03/01/16
7.125% notes due in 2013	422	420	n/a	n/a		03/01/13
Other	8	8	n/a	n/a		04/15/18
Term notes	879	878
Amended Credit Facility	—	—	$525	$509	(1)	02/28/13
Other	—	—	5	5		09/30/12
Credit Facilities	—	—	$530	$514
Total	$1,481	$1,577

(1)             Utilized capacity reflects $16 million letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Condensed Consolidated Balance Sheet.

On April 16, 2012 the balance of the 4% Convertible notes due in 2012 was repaid at maturity.  See Note 15, “Subsequent Events” in the accompanying Notes to Condensed Consolidated Financial Statements for further information.

As of April 23, 2012, our credit ratings, and ratings outlook on our senior unsecured debt were as follows:

	Senior	Short-Term	Ratings
	Debt	Debt	Outlook/Watch
Moody’s Investors Service	Ba2	NP	Negative
Standard & Poors	BB-	B	Negative
Fitch	BB+	B	Negative

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

See “Item 1A. Risk Factors—Risk Related to Our Company—Our senior unsecured long-term debt ratings are below investment grade (and were subject to a downgrade in December 2011) and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.” in this Form 10-Q for more information.

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

There were no significant amendments to the terms of our debt covenants during the three months ended March 31, 2012.  As of March 31, 2012, we were in compliance with all financial covenants related to our debt arrangements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Mortgage Servicing Rights.  In the first quarter of 2012, we integrated an updated prepayment model used in the valuation of our mortgage servicing rights, which we believe is more closely aligned with the actual prepayment speeds of our capitalized servicing portfolio.  Additionally, the new model utilizes a combination of standard default curves and current delinquency levels to project future delinquencies and foreclosures, whereas the previous model assumed current delinquency and foreclosure rates would remain constant over the life of the asset.  Based upon the results of our analysis of the modeled value and validation of our value and current assumptions against third-party sources, there was no change to the overall value of MSRs as a result of the prepayment model update.

See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our 2011 Form 10-K for further discussion of our critical accounting policies and estimates.

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

We utilize a probability weighted option-adjusted spread model to determine the fair value of mortgage servicing rights and the impact of parallel interest rate shifts on mortgage servicing rights.  The primary assumptions in this model are prepayment speeds, option-adjusted spread (discount rate) and weighted-average delinquency rates.  However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between mortgage-backed securities, swaps and Treasury rates and changes in primary and secondary mortgage market spreads.  We rely on market sources in determining the impact of interest rate shifts for mortgage loans, interest rate lock commitments, forward delivery commitments on mortgage-backed securities or whole loans and option contracts.  In addition, for interest-rate lock commitments, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.

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

We used March 31, 2012 market rates on our instruments to perform the sensitivity analysis.  The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of March 31, 2012 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets:
Restricted investments	$2	$2	$1	$(1)	$(2)	$(4)
Mortgage loans held for sale	37	28	15	(17)	(36)	(76)
Interest rate lock commitments	82	63	36	(42)	(90)	(202)
Forward loan sale commitments	(117)	(87)	(48)	55	114	241
Option contracts	(2)	(2)	(2)	3	10	26
Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	—	2	1	(1)	(2)	(11)
Mortgage servicing rights	(306)	(155)	(79)	78	152	288
Derivatives related to MSRs	23	6	2	(1)	(1)	(1)
Total Mortgage servicing rights and related derivatives	(283)	(149)	(77)	77	151	287
Total mortgage assets	(281)	(145)	(75)	75	147	272
Total vehicle assets	5	2	1	(1)	(3)	(5)
Interest rate contracts	—	—	—	—	1	2
Total liabilities	(37)	(19)	(9)	9	18	36
Total, net	$(313)	$(162)	$(83)	$83	$163	$305

Item 4.  Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding legal proceedings, see Note 10, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

This Item 1A should be read in conjunction with “Part I—Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2011.Other than with respect to the risk factors discussed below, there have been no material changes from the risk factors disclosed in our Form 10-K.

On April 27, 2012, we renewed our master agreement with Fannie Mae and entered into certain other amended agreements with Fannie Mae, including an amendment to our $1.0 billion committed early funding letter agreement.  Pursuant to the amendment to the committed early funding letter agreement, the termination event related to our credit ratings was removed.  Accordingly, the following risk factors are being updated to delete references to Fannie Mae’s ability to terminate our $1 billion committed early funding letter agreement due to the December 21, 2011, downgrade of our credit ratings by Standard & Poor’s:

Risks Related to Our Company

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

Certain of our debt arrangements require us to comply with certain financial covenants and other affirmative and restrictive covenants, including requirements to post additional collateral or to fund assets that become ineligible under our secured funding arrangements.  An uncured default of one or more of these covenants would result in a cross-default between and amongst our various debt arrangements. Consequently, an uncured default under any of our debt arrangements that is not waived by our lenders and that results in an acceleration of amounts payable to our lenders or the termination of credit facilities would materially and adversely impact our liquidity, could force us to sell assets at below market prices to repay our indebtedness, and could force us to seek relief under the U.S. Bankruptcy Code, all of which would have a material adverse effect on our business, financial position, results of operations and cash flows. See Note 7, “Debt and Borrowing Arrangements” in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our debt arrangements and related financial covenants and other affirmative and restrictive covenants.

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

On December 21, 2011, S&P lowered our senior unsecured debt rating two notches to BB- with a negative outlook. S&P may lower our rating by another notch or more if we are unable to refinance the $420 million aggregate principal amount of our debt maturing in 2013 or are unable to put in place sources of liquidity to fund our business satisfactory to S&P. The December 21, 2011 S&P downgrade and any possible negative future action by S&P or any of the other ratings agencies will exacerbate the risks described above.

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

Due to the December 21, 2011 S&P downgrade Fannie Mae has required, and other counterparties may require, an increased level of credit enhancements including but not limited to additional collateral posting requirements for derivative and debt agreements and a reduction in advance rates on mortgage warehouse asset-backed debt.  Further, we cannot assure you what, if any, impact the December 21, 2011 S&P downgrade or future ratings actions will have on our current or potential customers’ perception of our counterparty credit risk, and whether such action will result in any customer attrition or requests for changes in the terms of any existing or potential agreements.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PHH CORPORATION

	By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer

Date: May 2, 2012

	By:	/s/ David J. Coles
David J. Coles
Interim Executive Vice President and Chief Financial
Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 2, 2012

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

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit No.	Description	Incorporation by Reference

10.3.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

Exhibit No.	Description	Incorporation by Reference

10.4†	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2010.

10.4.1†	PHH Corporation Unanimous Written Consent of the Board of Directors effective August 18, 2010.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2010.

10.4.2†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.4.3†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

10.4.4†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.4.5†	First Amendment to the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, effective August 18, 2010.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2010.

10.4.6†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.4.7†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.4.8†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.4.9†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.4.10†	Separation Agreement between PHH Corporation and Mark R. Danahy dated as of August 4, 2010.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2010.

10.4.11†	Letter Agreement between PHH Corporation and Alvarez & Marsal North America, LLC dated March 1, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2011.

10.4.12†	Separation Agreement by and between Sandra Bell and PHH Corporation dated as of May 6, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2011.

10.4.13†	Form of Restrictive Covenant Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 18, 2011.

10.4.14†	Form of 2011 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 18, 2011.

10.4.15†‡	Form of 2011 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.6.16 to our Annual Report on Form 10-K filed on February 28, 2012.

Exhibit No.	Description	Incorporation by Reference

10.4.16†	Form of 2012 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2012.

10.4.17†	Form of 2012 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 24, 2012.

10.4.18†	Separation Agreement between PHH Corporation and Jerome J. Selitto dated as of April 30, 2012.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 1, 2012.

10.5‡‡

Purchase Agreement, dated August 6, 2010, by and between PHH Corporation, Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and RBS Securities Inc., as representatives of the Initial Purchasers.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2010.

10.6	Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated December 15, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2011.

10.6.1	Amendment No. 1 to Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated April 27, 2012.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 1, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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