Form 10-Q
period 2012-06-30
PHH CORP
filed 2012-08-08
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 24, 2012, 56,646,097 shares of PHH common stock were outstanding.

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

•             the effects of any further declines in the volume of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

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

•             the effects of any inquiries and investigations by attorneys general of certain states and the U.S. Department of Justice, the Bureau of Consumer Financial Protection or other state or federal regulatory agencies related to foreclosure procedures or other mortgage origination or servicing activities, any litigation related to our mortgage origination or servicing activities, or any related fines, penalties and increased costs;

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

•    the effects of any failure in or breach of our technology infrastructure, or those of our outsource providers, or any failure to implement changes to our information systems in a manner sufficient to comply with applicable law and our contractual obligations;

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES
Mortgage fees	$83	$56	$163	$142
Fleet management fees	45	44	92	86
Net fee income	128	100	255	228
Fleet lease income	338	343	674	680
Gain on mortgage loans, net	208	119	438	178
Mortgage interest income	21	23	46	58
Mortgage interest expense	(53)	(48)	(108)	(102)
Mortgage net finance expense	(32)	(25)	(62)	(44)
Loan servicing income	100	117	221	225
Change in fair value of mortgage servicing rights	(205)	(159)	(226)	(191)
Net derivative gain (loss) related to mortgage servicing rights	2	—	(3)	—
Valuation adjustments related to mortgage servicing rights, net	(203)	(159)	(229)	(191)
Net loan servicing (loss) income	(103)	(42)	(8)	34
Other income	20	21	39	105
Net revenues	559	516	1,336	1,181

EXPENSES
Salaries and related expenses	143	117	279	251
Occupancy and other office expenses	14	15	28	30
Depreciation on operating leases	303	309	604	615
Fleet interest expense	17	21	34	41
Other depreciation and amortization	6	6	12	12
Other operating expenses	156	114	335	213
Total expenses	639	582	1,292	1,162
(Loss) income before income taxes	(80)	(66)	44	19
Income tax (benefit) expense	(38)	(29)	1	4
Net (loss) income	(42)	(37)	43	15
Less: net income attributable to noncontrolling interest	15	4	25	7
Net (loss) income attributable to PHH Corporation	$(57)	$(41)	$18	$8
Basic (loss) earnings per share attributable to PHH Corporation	$(1.00)	$(0.73)	$0.32	$0.14
Diluted (loss) earnings per share attributable to PHH Corporation	$(1.00)	$(0.73)	$0.31	$0.14

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) income	$(42)	$(37)	$43	$15

Other comprehensive income, net of tax:
Currency translation adjustment	(4)	2	—	6
Change in unrealized gains on available-for-sale securities, net	—	1	(1)	1
Change in unfunded pension liability, net	—	—	1	—
Total other comprehensive (loss) income, net of tax	(4)	3	—	7

Total comprehensive (loss) income	(46)	(34)	43	22
Less: comprehensive income attributable to noncontrolling interest	15	4	25	7
Comprehensive (loss) income attributable to PHH Corporation	$(61)	$(38)	$18	$15

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30,	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$700	$414
Restricted cash, cash equivalents and investments (including $126 and $226 of available-for-sale securities at fair value)	497	574
Mortgage loans held for sale	1,976	2,658
Accounts receivable, net of allowance for doubtful accounts of $3 and $2	663	700
Net investment in fleet leases	3,701	3,515
Mortgage servicing rights	1,157	1,209
Property, plant and equipment, net	65	64
Goodwill	25	25
Other assets	603	618
Total assets (1)	$9,387	$9,777

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$533	$504
Debt	6,400	6,914
Deferred taxes	641	626
Other liabilities	288	272
Total liabilities (1)	7,862	8,316
Commitments and contingencies (Note 10)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 56,646,097 shares issued and outstanding at June 30, 2012; 56,361,155 shares issued and outstanding at December 31, 2011	1	1
Additional paid-in capital	1,117	1,082
Retained earnings	356	338
Accumulated other comprehensive income	21	21
Total PHH Corporation stockholders’ equity	1,495	1,442
Noncontrolling interest	30	19
Total equity	1,525	1,461
Total liabilities and equity	$9,387	$9,777

See accompanying Notes to Condensed Consolidated Financial Statements.

Continued.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)
(In millions)

(1)             The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle their obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$64	$57
Restricted cash, cash equivalents and investments	317	313
Mortgage loans held for sale	724	484
Accounts receivable, net	64	79
Net investment in fleet leases	3,572	3,390
Property, plant and equipment, net	1	1
Other assets	47	66
Total assets	$4,789	$4,390

LIABILITIES
Accounts payable and accrued expenses	$36	$36
Debt	3,942	3,549
Other liabilities	15	9
Total liabilities	$3,993	$3,594

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In millions, except share data)

	PHH Corporation Stockholders
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity

Six Months Ended June 30, 2012

Balance at December 31, 2011	56,361,155	$1	$1,082	$338	$21	$19	$1,461

Total comprehensive income	—	—	—	18	—	25	43
Distributions to noncontrolling interest	—	—	—	—	—	(14)	(14)
Stock compensation expense	—	—	2	—	—	—	2
Stock issued under share-based payment plans	284,942	—	(2)	—	—	—	(2)
Conversion option related to Convertible note issuance, net (Note 7)	—	—	33	—	—	—	33
Recognition of deferred taxes related to Convertible notes	—	—	2	—	—	—	2

Balance at June 30, 2012	56,646,097	$1	$1,117	$356	$21	$30	$1,525

Six Months Ended June 30, 2011

Balance at December 31, 2010	55,699,218	$1	$1,069	$465	$29	$14	$1,578

Total comprehensive income	—	—	—	8	7	7	22
Distributions to noncontrolling interest	—	—	—	—	—	(12)	(12)
Stock compensation expense	—	—	4	—	—	—	4
Stock issued under share-based payment plans	631,495	—	6	—	—	—	6

Balance at June 30, 2011	56,330,713	$1	$1,079	$473	$36	$9	$1,598

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$43	$15
Adjustments to reconcile Net income to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(174)	(257)
Net unrealized loss on mortgage servicing rights and related derivatives	229	191
Vehicle depreciation	604	615
Other depreciation and amortization	12	12
Origination of mortgage loans held for sale	(19,168)	(17,376)
Proceeds on sale of and payments from mortgage loans held for sale	20,323	20,292
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(510)	(102)
Deferred income tax benefit	(5)	(6)
Other adjustments and changes in other assets and liabilities, net	157	(285)
Net cash provided by operating activities	1,511	3,099

Cash flows from investing activities:
Investment in vehicles	(970)	(819)
Proceeds on sale of investment vehicles	156	169
Net cash paid on derivatives related to mortgage servicing rights	(3)	—
Purchases of property, plant and equipment	(10)	(9)
Purchases of restricted investments	(95)	(109)
Proceeds from sales and maturities of restricted investments	130	122
Decrease (increase) in restricted cash and cash equivalents	41	(14)
Other, net	19	22
Net cash used in investing activities	(732)	(638)

Cash flows from financing activities:
Proceeds from secured borrowings	32,351	26,922
Principal payments on secured borrowings	(32,797)	(29,344)
Proceeds from unsecured borrowings	243	220
Principal payments on unsecured borrowings	(252)	(220)
Issuances of common stock	—	8
Cash paid for debt issuance costs	(22)	(14)
Other, net	(17)	(12)
Net cash used in financing activities	(494)	(2,440)

Effect of changes in exchange rates on Cash and cash equivalents	1	(4)
Net increase in Cash and cash equivalents	286	17
Cash and cash equivalents at beginning of period	414	195
Cash and cash equivalents at end of period	$700	$212

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

On March 31, 2011, the Company sold 50.1% of the equity interests in its appraisal services business, Speedy Title and Appraisal Review Services, (“STARS”) to CoreLogic, Inc. for a total purchase price of $35 million.  For the six months ended June 30, 2011, a $68 million gain on the sale of the 50.1% equity interest was recorded within Other income.  Subsequent to March 31, 2011, the Company participates in the appraisal services business through its 49.9% ownership interest in STARS, and is entitled to its proportionate share of STARS’ earnings.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, those related to the valuation of mortgage servicing rights, mortgage loans held for sale, other financial instruments and goodwill, the estimation of liabilities for mortgage loan repurchases and indemnifications and reinsurance losses, and the determination of income tax assets and liabilities and associated valuation allowances. Actual results could differ from those estimates.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Intangibles. In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This update amends the current guidance on testing indefinite-lived intangibles for impairment and allows for the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangibles are impaired. If it is more likely than not that the indefinite-lived intangibles are impaired, the entity is required to determine the fair value of the indefinite-lived intangibles and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted.  The Company does not anticipate the adoption of this update will have a material impact on its financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Earnings Per Share

Basic (loss) earnings per share attributable to PHH Corporation was computed by dividing Net (loss) income attributable to PHH Corporation for the period by the weighted-average number of shares outstanding during the period. Diluted (loss) earnings per share attributable to PHH Corporation was computed by dividing Net (loss) income attributable to PHH Corporation for the period by the weighted-average number of shares outstanding during the period, assuming all potentially dilutive common shares were issued.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of any contingently issuable securities where the contingency has not been met and the effect of securities that would be anti-dilutive, which may include:

•                  outstanding stock-based compensation awards representing shares from restricted stock units and stock options;

•                  stock assumed to be issued related to convertible notes;

•                  purchased options and sold warrants related to the assumed conversion of the 2012 Convertible notes; and

•                  sold warrants related to the Company’s 2014 Convertible notes.

The computation also excludes the assumed issuance of the 2014 Convertible notes and related purchased options as they are currently to be settled only in cash. Shares associated with anti-dilutive securities are outlined in the table below.

The following table summarizes the calculations of basic and diluted (loss) earnings per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions, except share and per share data)
Net (loss) income attributable to PHH Corporation	$(57)	$(41)	$18	$8

Weighted-average common shares outstanding — basic	56,803,903	56,374,448	56,730,471	56,242,221
Effect of potentially dilutive securities:
Share-based payment arrangements(1)	—	—	152,126	619,926
Conversion of debt securities(2)	—	—	2,518,414	897,245
Weighted-average common shares outstanding — diluted	56,803,903	56,374,448	59,401,011	57,759,392

Basic (loss) earnings per share attributable to PHH Corporation	$(1.00)	$(0.73)	$0.32	$0.14
Diluted (loss) earnings per share attributable to PHH Corporation	$(1.00)	$(0.73)	$0.31	$0.14

Anti-dilutive securities excluded from the computation of dilutive securities:
Outstanding stock-based compensation awards	2,066,270	2,024,175	1,623,297	256,271
Assumed conversion of debt securities	4,195,717	218,118	—	—

(1)             Represents incremental shares from restricted stock units and stock options.

(2)             Represents assumed conversion of the 2017 Convertible notes and the 2012 Convertible notes for the six months ended June 30, 2012 and 2011, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Restricted Cash, Cash Equivalents and Investments

The following table summarizes Restricted cash, cash equivalents and investment balances:

	June 30,	December 31,
	2012	2011
	(In millions)
Restricted cash and cash equivalents	$371	$348
Restricted investments, at fair value	126	226
Total	$497	$574

The restricted cash related to our reinsurance activities is invested in certain debt securities as permitted under the reinsurance agreements.  The restricted investments are classified as available-for-sale securities and remain in trust for capital fund requirements and potential reinsurance losses.  During the three months ended June 30, 2012, the Company terminated one of its reinsurance agreements.  As a result, the restricted cash and investments held in trust to pay future losses were released and the remaining liability was settled with the primary mortgage insurer.  See Note 9, “Credit Risk” for information regarding the termination.

The following tables summarize Restricted investments, at fair value:

	June 30, 2012
					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
	(In millions)
Corporate securities	$28	$29	$1	$—	29 mos.
Agency securities (1)	29	29	—	—	33 mos.
Government securities	68	68	—	—	18 mos.
Total	$125	$126	$1	$—	24 mos.

	December 31, 2011
					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
	(In millions)
Corporate securities	$53	$54	$1	$—	28 mos.
Agency securities (1)	118	119	1	—	19 mos.
Government securities	52	53	1	—	34 mos.
Total	$223	$226	$3	$—	25 mos.

(1)             Represents bonds and notes issued by various agencies including, but not limited to, Fannie Mae, Freddie Mac and Federal Home Loan Banks.

During the three months ended June 30, 2012 and the three and six months ended June 30, 2011, the amount of realized gains and losses from the sale of available-for-sale securities was not significant.  During the six months ended June 30, 2012, realized gains of $1 million from the sale of available-for-sale securities were recorded and realized losses were not significant.

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

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the servicing portfolio associated with loans subserviced for others.  The total servicing portfolio, including loans subserviced for others was $192.8 billion and $182.4 billion as of June 30, 2012 and December 31, 2011, respectively.  Mortgage servicing rights (“MSRs”) recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio, and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Six Months Ended
	June 30,
	2012	2011
	(In millions)
Balance, beginning of period	$147,088	$134,753
Additions	17,445	18,649
Payoffs, sales and curtailments	(16,639)	(10,966)
Balance, end of period	$147,894	$142,436

The activity in capitalized MSRs consisted of:

	Six Months Ended
	June 30,
	2012	2011
	(In millions)
Balance, beginning of period	$1,209	$1,442
Additions	174	257
Changes in fair value due to:
Realization of expected cash flows	(124)	(89)
Changes in market inputs or assumptions used in the valuation model	(102)	(102)
Balance, end of period	$1,157	$1,508

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Servicing fees from capitalized portfolio	$111	$110	$223	$216
Late fees	5	4	10	10
Other ancillary servicing revenue	8	8	20	19

As of June 30, 2012 and December 31, 2011, the MSRs had a weighted-average life of approximately 4.6 years and 4.2 years, respectively.  See Note 12, “Fair Value Measurements” for additional information regarding the valuation of MSRs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Six Months Ended
	June 30,
	2012	2011
	(In millions)
Proceeds from new loan sales or securitizations	$18,149	$18,818
Servicing fees from capitalized portfolio(1)	223	216
Other cash flows on retained interests (2)	5	—
Purchases of delinquent or foreclosed loans (3)	(42)	(20)
Servicing advances (4)	(651)	(884)
Repayment of servicing advances	642	846

(1)             Excludes late fees and other ancillary servicing revenue.

(2)             Represents cash flows received on retained interests other than servicing fees.

(3)             Excludes indemnification payments to investors and insurers of the related mortgage loans.

(4)             As of June 30, 2012 and December 31, 2011, outstanding servicing advance receivables of $256 million and $247 million, respectively, were included in Accounts receivable, net.

During the three and six months ended June 30, 2012, pre-tax gains of $198 million and $426 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2011, pre-tax gains of $140 million and $318 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

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

The following table presents the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	June 30, 2012			December 31, 2011
	Asset	Liability	Notional	Asset	Liability	Notional
	(In millions)
Interest rate lock commitments	$179	$—	$5,849	$184	$—	$7,095
Forward delivery commitments: (1)
Not subject to master netting arrangements	4	8	1,781	6	27	3,897
Subject to master netting arrangements(2)	15	55	8,984	32	100	11,893
Option contracts	1	—	1,050	2	—	845
MSR-related agreements	—	—	—	6	—	1,100
Interest rate contracts	1	—	703	1	1	477
Convertible note-related agreements(3)	16	16	—	4	4	—
Total, gross	216	79		235	132
Netting adjustments:
Offsetting receivables/payables	(35)	(35)		(32)	(32)
Cash collateral paid/received	22	(15)		(6)	(54)
Total, net	$203	$29		$197	$46

(1)             The net notional amount of Forward delivery commitments was $7.1 billion and $8.3 billion as of June 30, 2012 and December 31, 2011, respectively.

(2)             Represents derivative instruments that are executed with the same counterparties and subject to master netting arrangements. Forward delivery commitments subject to netting shown above were presented in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2012		December 31, 2011
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(In millions)
Other Assets	$10	$30	$—	$—
Other Liabilities	5	25	32	100
Total	$15	$55	$32	$100

(3)             The notional amount of derivative instruments related to the issuance of the 2014 Convertible notes was 9.6881 million shares of the Company’s Common stock as of June 30, 2012 and December 31, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012 and December 31, 2011, cash collateral posted for derivative agreements that did not qualify for net presentation was $3 million and $13 million, respectively, which was included in Other assets in the Condensed Consolidated Balance Sheets.

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Gain on mortgage loans, net:
Interest rate lock commitments	$374	$249	$760	$433
Forward delivery commitments	(124)	(100)	(153)	(90)
Options contracts	(6)	(4)	(10)	(7)
Net derivative gain (loss) related to mortgage servicing rights:
MSR-related agreements	2	—	(3)	—
Fleet interest expense:
Interest rate contracts	(1)	(1)	(1)	(1)
Foreign exchange contracts	1	(3)	1	(5)

6.  Vehicle Leasing Activities

The following table summarizes the components of Net investment in fleet leases:

	June 30,	December 31,
	2012	2011
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$8,019	$8,058
Vehicles under closed-end operating leases	167	176
Vehicles under operating leases	8,186	8,234
Less: Accumulated depreciation	(4,840)	(5,097)
Net investment in operating leases	3,346	3,137

Direct Financing Leases:
Lease payments receivable	111	81
Less: Unearned income	(1)	(1)
Net investment in direct financing leases	110	80

Off-Lease Vehicles:
Vehicles not yet subject to a lease	234	290
Vehicles held for sale	20	16
Less: Accumulated depreciation	(9)	(8)
Net investment in off-lease vehicles	245	298
Total	$3,701	$3,515

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	June 30, 2012		December 31, 2011
		Wt. Avg-		Wt. Avg-
		Interest		Interest
	Balance	Rate(1)	Balance	Rate(1)
	(In millions)
Term notes, in amortization	$772	2.2%	$1,196	2.1%
Term notes, in revolving period	993	1.2%	374	1.6%
Variable-funding notes	1,531	1.6%	1,516	1.4%
Other	28	5.1%	32	5.1%
Vehicle Management Asset-Backed Debt	3,324		3,118
Committed warehouse facilities	1,721	2.1%	2,313	2.0%
Uncommitted warehouse facilities	—	—%	44	1.2%
Servicing advance facility	68	2.7%	79	2.8%
Mortgage Asset-Backed Debt	1,789		2,436
Term notes	877	8.2%	879	8.2%
Convertible notes	410	5.0%	460	4.0%
Credit facilities	—	—%	—	—%
Unsecured Debt	1,287		1,339
Mortgage loan securitization debt certificates, at fair value	—	—%	21	7.0%
Total	$6,400		$6,914

(1)             Represents the weighted-average stated interest rate of the facilities as of the respective date, which may be different from the effective rate due to the amortization of premiums, discounts and issuance costs.  Facilities are variable-rate, except for the Term notes, Convertible notes, and Mortgage loan securitization debt certificates which are fixed-rate.

Assets held as collateral for asset-backed borrowing arrangements that are not available to pay the Company’s general obligations as of June 30, 2012 consisted of:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed
	Debt	Debt
	(In millions)
Restricted cash and cash equivalents	$314	$6
Accounts receivable	46	87
Mortgage loans held for sale (unpaid principal balance)	—	1,773
Net investment in fleet leases	3,593	—
Total	$3,953	$1,866

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of June 30, 2012:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed	Unsecured
	Debt(1)	Debt	Debt(2)	Total
	(In millions)
Within one year	$750	$1,789	$418	$2,957
Between one and two years	1,007	—	—	1,007
Between two and three years	893	—	250	1,143
Between three and four years	534	—	450	984
Between four and five years	131	—	250	381
Thereafter	12	—	8	20
	$3,327	$1,789	$1,376	$6,492

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

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements.  Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements.  Available capacity under committed borrowing arrangements as of June 30, 2012 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)
Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$993	$993	$—
Variable-funding notes	2,241	1,531	710

Mortgage Asset-Backed Debt:
Committed warehouse facilities	3,540	1,721	1,819
Servicing advance facility	120	68	52

Unsecured Credit facilities(1)	530	18	512

(1)             Utilized capacity reflects $18 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Condensed Consolidated Balance Sheet.

Capacity for Mortgage asset-backed debt shown above excludes $2.0 billion not drawn under uncommitted facilities.  See Note 12, “Fair Value Measurements” for the measurement of the fair value of Debt.

VEHICLE MANAGEMENT ASSET-BACKED DEBT

Term Notes

On May 17, 2012, Chesapeake issued $643 million of Series 2012-1 Term notes.  Proceeds from the notes were used to pay down a portion of the Series 2010-1 Notes and Series 2011-1 Notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Variable-funding Notes

On June 27, 2012, Chesapeake fully repaid its 2010-1 and 2011-1 Class B Notes and amended its Series 2010-1 Indenture Supplement and Series 2011-1 Indenture Supplement to, among other things, extend the revolving period of the 2010-1 and 2011-1 Variable-funding notes to June 26, 2013 and June 26, 2014, respectively.  Upon expiration of the revolving periods, the 2010-1 and 2011-1 Variable-funding notes’ amortization period will commence.

On April 30, 2012, the Fleet Leasing Receivables Trust (“FLRT”) 2010-2 Series was amended to increase capacity to $741 million.

MORTGAGE ASSET-BACKED DEBT

Committed Facilities

During the six months ended June 30, 2012, the committed variable-rate mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital LLC were extended to May 22, 2013 and the committed variable-rate mortgage repurchase facility with The Royal Bank of Scotland plc was extended to June 21, 2013.

On April 27, 2012, the Company’s master agreement with Fannie Mae was renewed and certain other agreements with Fannie Mae were amended, including an amendment to the $1.0 billion committed early funding letter agreement.  Pursuant to the committed early funding letter amendment, the termination event related to the Company’s credit ratings was removed and other termination events were added, most of which are generally consistent with existing covenants under the Company’s various other debt facilities.  See the “Debt Covenants” section below for further information.  Unless earlier terminated, the committed early funding agreement expires on December 15, 2012.

Servicing Advance Facility

On June 29, 2012, the committed facility with Fannie Mae that provides for the early reimbursement of certain servicing advances made on behalf of Fannie Mae was extended to June 30, 2013.

UNSECURED DEBT

Credit Facilities

Credit facilities primarily represents an Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.  During the six months ended June 30, 2012, $525 million of commitments under the Amended Credit Facility were extended to February 28, 2013.

The Amended Credit Facility was amended and restated in August 2012.  See Note 15, “Subsequent Events” for additional information.

Convertible Notes

As of June 30, 2012, Convertible notes included: (i) $250 million of 4.0% Convertible senior notes with a maturity date of September 1, 2014; and (ii) $250 million of 6.0% Convertible senior notes with a maturity date of June 15, 2017.

2012 CONVERTIBLE NOTES

During the six months ended June 30, 2012, the Company paid the outstanding principal balance of the Convertible notes due 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2014 CONVERTIBLE NOTES

As of June 30, 2012 and December 31, 2011, the carrying amount of the Convertible notes due 2014 is net of an unamortized discount of $32 million and $40 million, respectively.  The effective interest rate of the notes, which includes the accretion of the discount and issuance costs, is 13.0%.  There have been no conversions of the notes since issuance.

2017 CONVERTIBLE NOTES ISSUANCE

In January 2012, the Company completed an offering of $250 million in aggregate principal amount of 6.0% Convertible Senior Notes due 2017, governed by an indenture dated January 17, 2012 with The Bank of New York Mellon Trust Company, N.A., as trustee.  After deducting the 3% underwriting discount and debt issue costs, the Company realized net proceeds of $243 million from the issuance.  The notes are senior unsecured obligations of the Company and rank equally with all existing and future senior unsecured debt and are senior to all of the Company’s existing and future subordinated debt.  The notes are not redeemable by the Company prior to the maturity date.  The Company used the net proceeds from this offering to repay the outstanding aggregate principal amount of the Convertible notes due 2012.

Interest on the notes is payable semiannually in arrears on June 15 and December 15 of each year, beginning June 15, 2012. The notes mature on June 15, 2017, unless previously repurchased or converted in accordance with their terms.

In accordance with GAAP, the liability and equity components of the Convertible notes due 2017 were separately accounted for based on estimates of the Company’s non-convertible debt borrowing rate at the time of issuance.  Accordingly, the liability component includes an original issue discount of $63 million, including the underwriting discount, and the value of the equity component is recorded separately.  Additionally, the Company incurred $1 million of debt issue costs, which were allocated to the liability and equity components based on their relative fair values.  At the time of issuance, the Company determined that the conversion option related to the notes was indexed to the Company’s own stock and met all of the criteria for equity classification.  Accordingly, the initial valuation of the liability component was $188 million recorded within Debt, and the initial valuation of the equity component was $33 million, net of $22 million of deferred taxes, recorded within Additional paid-in capital in the Condensed Consolidated Balance Sheets.  Since the conversion option met all of the criteria for equity classification, there have been no changes in value recorded from the date of issuance.

The debt discount and issuance costs allocated to the liability are being accreted to Mortgage interest expense in the Condensed Consolidated Statements of Operations through the earliest conversion date of the notes, December 16, 2016.  As of June 30, 2012, the carrying amount of the Convertible notes due 2017 is net of an unamortized discount of $58 million.  The effective interest rate of the Convertible notes due 2017, which includes the cost of amortization of the discount and issuance costs, is 13.0%.

Conversion Features:

Holders of the Convertible notes due 2017 may convert all or any portion of the notes, at their option, prior to December 15, 2016 only upon the occurrence of certain triggering events related to (i) the price of the notes, (ii) the price of the Company’s Common stock, or (iii) upon the occurrence of specified corporate events.  Holders of the Convertible notes due 2017 may also convert all or any portion of the notes at any time, at their option from, and including, December 15, 2016 through the third scheduled trading day immediately preceding the maturity date.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The conversion price of the Convertible notes due 2017 is $12.79 per share (based on an initial conversion rate of 78.2014 shares per $1,000 principal amount of notes).  Upon conversion, the principal amount of the converted notes is payable in cash and the Company will pay or deliver (at its election): (i) cash; (ii) shares of the Company’s Common stock; or (iii) a combination of cash and shares of the Company’s Common stock; to settle amounts due if the conversion value exceeds the principal of the converted notes.  As of June 30, 2012, the if-converted value exceeded the principal amount of the notes by $92 million; however, the notes were not convertible in accordance with their terms as of June 30, 2012.

Subject to certain exceptions, the holders of the Convertible notes due 2017 may require the Company to repurchase all or a portion of their notes upon a fundamental change, as defined under the indenture.  The Company will generally be required to increase the conversion rate for holders that elect to convert their notes in connection with a make-whole fundamental change, as defined under the indenture. The conversion rate and the conversion price will be subject to adjustment upon the occurrence of certain events as specified in the indenture; however, in no circumstance will the conversion rate exceed 97.7517 per $1,000 in principal amount of notes, subject to certain anti-dilution adjustments.

DEBT COVENANTS

Certain debt arrangements require the maintenance of certain financial ratios and contain other affirmative and negative covenants, termination events, and other restrictions, including, but not limited to, covenants relating to material adverse changes, liquidity maintenance, restrictions on indebtedness of the Company and its material subsidiaries, mergers, liens, liquidations, sale and leaseback transactions, and restrictions on certain types of payments, including dividends and stock repurchases. Certain other debt arrangements, including the Fannie Mae committed facility, contain provisions that permit the Company or our counterparty to terminate the arrangement upon the occurrence of certain events, including those described below.

There were no significant amendments to the terms of debt covenants during the six months ended June 30, 2012.  The covenants of the Amended Credit Facility were amended in August 2012.  See Note 15, “Subsequent Events” for additional information.

As of June 30, 2012, the Company was in compliance with all financial covenants related to its debt arrangements.

During the six months ended June 30, 2012, the termination events for the Fannie Mae committed facility were amended to require the Company to maintain (i) on the last day of each fiscal quarter, consolidated net worth of at least $1.0 billion; (ii) on the last day of each fiscal quarter, a ratio of indebtedness to tangible net worth no greater than 6.5 to 1; (iii) a minimum of $1.0 billion in committed mortgage warehouse or gestation facilities, with no more than $500 million of gestation facilities included towards the minimum, but excluding committed or uncommitted loan purchase arrangements or other funding arrangements from Fannie Mae and any mortgage warehouse capacity provided by government sponsored enterprises; and (iv) compliance with certain loan repurchase trigger event criteria related to the aging of outstanding loan repurchase demands by Fannie Mae.

Under certain of the Company’s financing, servicing, hedging and related agreements and instruments, the lenders or trustees have the right to notify the Company if they believe it has breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, the Company believes it would have various periods in which to cure certain of such events of default. If the Company does not cure the events of default or obtain necessary waivers within the required time periods, the maturity of some of our debt could be accelerated and its ability to incur additional indebtedness could be restricted. In addition, an event of default or acceleration under certain agreements and instruments would trigger cross-default provisions under certain of the Company’s other agreements and instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table and discussion summarizes items that significantly impacted Income tax (benefit) expense and increased (decreased) the effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
State and local income taxes, net of federal tax benefits	$(4)	$(4)	$1	$1
Liabilities for income tax contingencies	—	—	—	(8)
Changes in rate and apportionment factors	—	(1)	(6)	—
Changes in valuation allowance	—	2	—	6
Noncontrolling interest	(5)	(2)	(9)	(3)

State and local income taxes, net of federal tax benefits.  The impact to the effective tax rate from state and local income taxes primarily represents the volatility in the pre-tax income or loss, as well as the mix of income and loss from the operations by entity and state income tax jurisdiction.  The effective state tax rate was lower for the six months ended June 30, 2012 as compared to 2011.

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

Changes in rate and apportionment factors. Represents the impact to the effective tax rate on deferred tax items for changes in apportionment factors and tax rate.  For the six months ended June 30, 2012, the amount represents the impact of applying statutory changes to apportionment weight, apportionment sourcing and corporate income tax rates that were enacted by various states, primarily New Jersey.

Changes in valuation allowance.  The impact to the effective tax rate from changes in valuation allowance primarily represents state loss carryforwards generated during the year for which the Company believes it is more likely than not that the amounts will not be realized.  For the six months ended June 30, 2011, the change was primarily driven by tax losses generated by our mortgage business.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Credit Risk

The Company is subject to the following forms of credit risk:

•      Consumer credit risk—through mortgage banking activities as a result of originating and servicing residential mortgage loans

•      Commercial credit risk—through fleet management and leasing activities

•      Counterparty credit risk—through derivative transactions, sales agreements and various mortgage loan origination and servicing agreements

Consumer Credit Risk

The Company is not subject to the majority of the risks inherent in maintaining a mortgage loan portfolio because loans are not held for investment purposes and are generally sold to investors within 30 days of origination.  The majority of mortgage loan sales are on a non-recourse basis; however, the Company has exposure in certain circumstances in its capacity as a loan originator and servicer to loan repurchases and indemnifications through representation and warranty provisions.  Additionally, the Company has exposure through a reinsurance agreement that is inactive and in runoff.

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

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	June 30,	December 31,
	2012	2011
	(In millions)
Loan Servicing Portfolio Composition
Owned	$150,172	$150,315
Subserviced(1)	42,603	32,072
Total	$192,775	$182,387
Conventional loans	$155,366	$145,885
Government loans	31,005	29,903
Home equity lines of credit	6,404	6,599
Total	$192,775	$182,387
Weighted-average interest rate	4.4%	4.6%

(1)             As of June 30, 2012, loans subserviced for others includes $8.4 billion of loans which were transferred to the Company’s loan servicing portfolio related to a new subservicing agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2012		December 31, 2011
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	2.05%	1.69%	2.24%	1.83%
60 days	0.50%	0.42%	0.60%	0.51%
90 or more days	0.74%	0.66%	0.98%	0.95%
Total	3.29%	2.77%	3.82%	3.29%
Foreclosure/real estate owned(2)	1.89%	1.87%	1.83%	1.85%

(1)       Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)       As of June 30, 2012 and December 31, 2011, there were 16,467 and 15,689 of loans in foreclosure with an unpaid principal balance of $3.0 billion and $2.8 billion, respectively.

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

A summary of the activity in foreclosure-related reserves is as follows:

	Six Months Ended
	June 30,
	2012	2011
	(In millions)
Balance, beginning of period	$127	$111
Realized foreclosure losses	(66)	(35)
Increase in reserves due to:
Changes in assumptions	104	39
New loan sales	10	7
Balance, end of period	$175	$122

Foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum exposure to representation and warranty provisions exceeds the amount of loans in the capitalized portfolio of $147.9 billion; however, the maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of June 30, 2012, approximately $205 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 12% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of June 30, 2012 and December 31, 2011, liabilities for probable losses related to repurchase and indemnification obligations of $140 million and $95 million, respectively, are included in Other liabilities in the Condensed Consolidated Balance Sheets.  The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions. These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate in defending against

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

requests, and estimated loss severities on repurchases and indemnifications.    While the Company uses the best information available in estimating the liability, our actual experience can vary significantly from the assumptions as the estimation process is inherently uncertain.  Given the increased levels of repurchase requests and realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of the recorded liability.

As of June 30, 2012, the estimated amount of reasonably possible losses in excess of the recorded liability was $105 million. This estimate assumes that repurchase and indemnification requests remain at an elevated level through the year ended December 31, 2013, the success rate in defending against requests declines and loss severities remain at current levels.  The Company’s estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the criteria used by investors in selecting loans to request; (iii) borrower delinquency patterns; and (iv) general economic conditions.

Mortgage Loans in Foreclosure and Real Estate Owned

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
	2012	2011
	(In millions)
Mortgage loans in foreclosure(1)	$126	$112
Allowance for probable losses	(21)	(19)
Mortgage loans in foreclosure, net	$105	$93
Real estate owned	$58	$51
Adjustment to estimated net realizable value	(14)	(13)
Real estate owned, net	$44	$38

(1)      Includes $62 million of recoverable advances as of both June 30, 2012 and December 31, 2011.

Mortgage Reinsurance

In the second quarter of 2012, the Company terminated one of its inactive reinsurance contracts.  The termination of the agreement settled the liability and exposure to loss under that contract and, as a result, $37 million of the related restricted cash and investments held in trust to pay future losses were distributed to the primary mortgage insurer and $24 million of previously restricted cash was released and distributed to the Company as unrestricted cash.   During the three and six months ended June 30, 2012, the termination resulted in a pre-tax loss of $16 million which was recorded in Loan servicing income in the Condensed Consolidated Statements of Operations.

As of June 30, 2012, the Company has remaining exposure to consumer credit risk through losses from one contract with a primary mortgage insurance company that is inactive and in runoff.  The exposure to losses through this reinsurance contract is based on mortgage loans pooled by year of origination.

The contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 4 years as of June 30, 2012.  Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans.  The Company indemnifies the primary mortgage insurer for losses that fall between a stated minimum and maximum loss rate on each annual pool.  In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurer.

The Company is required to hold cash and securities in trust related to this potential obligation, which was $130 million, included in Restricted cash, cash equivalents and investments in the Condensed Consolidated Balance Sheets as of June 30, 2012.  The amount of cash and securities held in trust is contractually specified in the reinsurance agreement and is based on the original risk assumed under the contract and the incurred losses to date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012, $43 million was included in Other liabilities in the Condensed Consolidated Balance Sheets for incurred and incurred but not reported losses associated with mortgage reinsurance activities (estimated on an undiscounted basis), which includes $4 million of known unpaid reinsurance losses outstanding.

A summary of the activity in reinsurance-related reserves is as follows:

	Six Months Ended
	June 30,
	2012	2011
	(In millions)
Balance, beginning of period	$84	$113
Realized reinsurance losses(1)	(51)	(33)
Increase in liability for reinsurance losses	10	17
Balance, end of period	$43	$97

(1)       Realized reinsurance losses for the six months ended June 30, 2012 includes $21 million related to the release of reserves associated with the termination of an inactive reinsurance agreement.

Commercial Credit Risk

Vehicle leases are primarily classified as operating leases; however, certain leases are classified as direct financing leases and recorded within Net investment in fleet leases in the Condensed Consolidated Balance Sheets.  As of June 30, 2012 and December 31, 2011, both direct financing leases greater than 90 days past due and direct financing leases greater than 90 days past due that are still accruing interest were $3 million and $16 million, respectively.  As of June 30, 2012 and December 31, 2011, there were no allowances for credit losses related to direct financing leases.

10.  Commitments and Contingencies

In January 2012, the Company was notified that the Bureau of Consumer Financial Protection (the “CFPB”) had opened an investigation to determine whether the Company’s mortgage insurance premium ceding practices to captive reinsurers comply with the Real Estate Settlement Procedures Act and other laws enforced by the CFPB. The CFPB requested certain related documents and information for review.  During the second quarter of 2012, the CFPB requested further production of documents and answers to written questions.  The Company has provided reinsurance services in exchange for premiums ceded and believes that it has complied with the Real Estate Settlement Procedures Act and other laws applicable to the Company’s mortgage reinsurance activities.  The Company did not provide reinsurance on loans originated after 2009. There can be no assurance that this investigation will not result in the imposition of any penalties or fines against the Company or its subsidiaries.

The Company has received inquiries and requests for information from regulators and attorneys general of certain states as well as from the Committee on Oversight and Government Reform of the U.S. House of Representatives and the U.S. Senate Judiciary Committee, requesting information as to the Company’s mortgage origination and servicing practices, including its foreclosure processes and procedures.  There also has been a continued focus on foreclosure practices by Fannie Mae and Freddie Mac.  While the Company has not been assessed any material fines or penalties from regulatory agencies resulting from its mortgage origination or servicing practices to date, Fannie Mae and Freddie Mac have assessed compensatory fees against the Company for failing to meet certain foreclosure timelines specified in their respective servicing guides.

The Company expects that the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance and servicing related costs as well as potential regulatory fines and penalties.  It is also reasonably possible that the Company could experience an increase in mortgage origination or servicing related litigation in the future.  However, the amount of any increased costs or losses in connection with such matters cannot be reasonably estimated given the inherent uncertainty around the outcome of such matters.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  Accumulated Other Comprehensive Income

The after-tax components of Accumulated other comprehensive income (loss) were as follows:

	June 30,	December 31,
	2012	2011
	(In millions)
Currency translation adjustment	$31	$31
Unrealized gains on available-for-sale securities, net of income taxes of $0 and $1	1	2
Pension adjustment, net of income tax benefit of $(7) and $(7)	(11)	(12)
Total	$21	$21

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

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of June 30, 2012 or December 31, 2011.

Recurring Fair Value Measurements

Discussion of the measurement of fair value for the assets and liabilities measured on a recurring basis follows:

Mortgage Loans Held for Sale.  The following table reflects the difference between the carrying amounts of Mortgage loans held for sale measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	June 30, 2012		December 31, 2011
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Mortgage loans held for sale:
Carrying amount	$1,976	$18	$2,658	$23
Aggregate unpaid principal balance	1,935	26	2,592	34
Difference	$41	$(8)	$66	$(11)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of Mortgage loans held for sale:

	June 30,	December 31,
	2012	2011
	(In millions)
First mortgages:
Conforming (1)	$1,792	$2,483
Non-conforming	122	109
Construction loans	—	4
Total first mortgages	1,914	2,596
Second lien	9	10
Scratch and Dent (2)	53	50
Other	—	2
Total	$1,976	$2,658

(1)             Represents mortgage loans that conform to the standards of the government-sponsored entities.

(2)             Represents mortgage loans with origination flaws or performance issues.

Derivative Instruments. The average pullthrough percentage used in measuring the fair value of Interest Rate Lock Commitments (“IRLCs”) was 74% as of both June 30, 2012 and December 31, 2011.  The pullthrough percentage is considered a significant unobservable input and represents an adjustment to the recorded value of the IRLCs to reflect the estimated percentage that will result in a closed mortgage loan under the original terms of the agreement.  The estimate of pullthrough is modeled based on a historical analysis of loan closing and fallout data that considers current interest rates as well as changes in pullthrough resulting from fluctuations in interest rates and loan values.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.   Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

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

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	June 30,	December 31,
	2012	2011
Weighted-average prepayment speed (CPR)	16%	18%
Option adjusted spread, in basis points	999	857
Weighted-average delinquency rate	6%	n/a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	June 30, 2012
	Weighted-		Weighted-
	Average	Option	Average
	Prepayment	Adjusted	Delinquency
	Speed	Spread	Rate
	(In millions)
Impact on fair value of 10% adverse change	$(68)	$(44)	$(19)
Impact on fair value of 20% adverse change	(130)	(84)	(38)

These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

The effect of a variation in a particular assumption is calculated without changing any other assumption and the assumptions used in valuing the MSRs are independently aggregated. Although there are certain inter-relationships among the various key assumptions noted above, changes in one of the significant assumptions would not independently drive changes in the others.  The prepayment speed assumptions are highly dependent upon interest rates, which drive borrowers’ propensity to refinance; however, there are other factors that can influence borrower refinance activity.  These factors include housing prices, the levels of home equity, underwriting standards and loan product characteristics.  The weighted average delinquency rate is based on the current and projected credit characteristics of the capitalized servicing portfolio and is dependent on economic conditions, home equity and delinquency and default patterns.  The option adjusted spread is a measure of the risk in valuing the MSR, considering all other market-based assumptions.

Assets and liabilities measured at fair value on a recurring basis were included in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2012
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting (1)	Total
	(In millions)
ASSETS
Restricted investments	$—	$126	$—	$—	$126
Mortgage loans held for sale	—	1,964	12	—	1,976
Mortgage servicing rights	—	—	1,157	—	1,157
Other assets:
Derivative assets:
Interest rate lock commitments	—	—	179	—	179
Forward delivery commitments	—	19	—	(13)	6
Option contracts	—	1	—	—	1
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	16	—	16
LIABILITIES
Other liabilities:
Derivative liabilities:
Forward delivery commitments	$—	$63	$—	$(50)	$13
Convertible note-related agreements	—	—	16	—	16

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)
ASSETS
Restricted investments	$—	$226	$—	$—	$226
Mortgage loans held for sale	—	2,641	17	—	2,658
Mortgage servicing rights	—	—	1,209	—	1,209
Other assets:
Derivative assets:
Interest rate lock commitments	—	—	184	—	184
Forward delivery commitments	—	38	—	(32)	6
Option contracts	—	2	—	—	2
MSR-related agreements	—	6	—	(6)	—
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	4	—	4
Securitized mortgage loans	—	—	28	—	28
LIABILITIES
Debt:
Mortgage loan securitization debt certificates	$—	$—	$21	$—	$21
Other liabilities:
Derivative liabilities:
Forward delivery commitments	—	127	—	(86)	41
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	4	—	4

(1)       Represents adjustments to arrive at the carrying amount of assets and liabilities presented in the Condensed Consolidated Balance Sheets for the effect of netting the payable or receivable and cash collateral held or placed with the same counterparties under master netting arrangements.

Activity in assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended June 30, 2012
			Interest
	Mortgage	Mortgage	rate lock
	loans held	servicing	commitments,
	for sale	rights	net
	(In millions)
Balance, beginning of period	$13	$1,296	$128
Realized and unrealized gains (losses)	(1)	(205)	374
Purchases	1	—	—
Issuances	1	66	—
Settlements	(1)	—	(323)
Transfers into Level Three	—	—	—
Transfers out of Level Three	(1)	—	—
Balance, end of period	$12	$1,157	$179

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2012
			Interest			Mortgage loan
	Mortgage	Mortgage	rate lock		Securitized	securitization
	loans held	servicing	commitments,	Investment	mortgage	debt
	for sale	rights	net	securities	loans	certificates
	(In millions)
Balance, beginning of period	$17	$1,209	$184	$—	$28	$21
Realized and unrealized gains (losses)	(1)	(226)	760	(2)	—	—
Purchases	2	—	—	—	—	—
Issuances	1	174	—	—	—	—
Settlements	(2)	—	(765)	(5)	—	—
Transfers into Level Three	—	—	—	—	—	—
Transfers out of Level Three	(5)	—	—	—	—	—
Deconsolidation of entity(1)	—	—	—	7	(28)	(21)
Balance, end of period	$12	$1,157	$179	$—	$—	$—

	Three Months Ended June 30, 2011
			Interest		Mortgage loan
	Mortgage	Mortgage	rate lock	Securitized	securitization
	loans held	servicing	commitments,	mortgage	debt
	for sale	rights	net	loans	certificates
	(In millions)
Balance, beginning of period	$157	$1,590	$49	$37	$28
Realized and unrealized gains (losses) for assets	2	(159)	249	—	—
Realized and unrealized losses for liabilities	—	—	—	—	1
Purchases	12	—	—	—	—
Issuances	131	77	—	—	—
Settlements	(131)	—	(250)	(3)	(3)
Transfers into Level Three	36	—	—	—	—
Transfers out of Level Three	(52)	—	—	—	—
Balance, end of period	$155	$1,508	$48	$34	$26

	Six Months Ended June 30, 2011
			Interest		Mortgage loan
	Mortgage	Mortgage	rate lock	Securitized	securitization
	loans held	servicing	commitments,	mortgage	debt
	for sale	rights	net	loans	certificates
	(In millions)
Balance, beginning of period	$172	$1,442	$(4)	$42	$30
Realized and unrealized gains (losses) for assets	(10)	(191)	433	(1)	—
Realized and unrealized losses for liabilities	—	—	—	—	2
Purchases	24	—	—	—	—
Issuances	308	257	—	—	—
Settlements	(304)	—	(381)	(7)	(6)
Transfers into Level Three	84	—	—	—	—
Transfers out of Level Three	(119)	—	—	—	—
Balance, end of period	$155	$1,508	$48	$34	$26

(1)       In 2012, the Company sold its investment in the subordinated debt and residual interests of a Mortgage loan securitization trust that had been consolidated as a variable interest entity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Gain on mortgage loans, net:
Mortgage loans held for sale	$(2)	$(1)	$(2)	$(16)
Interest rate lock commitments	374	249	760	433
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	(205)	(159)	(226)	(191)
Mortgage interest income:
Mortgage loans held for sale	1	3	1	6
Securitized mortgage loans	—	1	—	2
Mortgage interest expense:
Mortgage securitization debt certificates	—	(1)	—	(2)
Other income:
Securitized mortgage loans	—	—	—	(3)
Investment securities	—	—	(2)	—

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Gain on mortgage loans, net	$169	$43	$178	$35
Change in fair value of mortgage servicing rights	(145)	(130)	(102)	(102)
Other income	—	—	—	(3)

Fair Value of Other Financial Instruments

As of June 30, 2012 and December 31, 2011, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Total PHH Corporation stockholders’ equity. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents and Restricted cash and cash equivalents, the carrying value approximates fair value due to the short-term nature of such instruments.  These financial instruments are classified within Level One of the valuation hierarchy.

Debt.  As of June 30, 2012, the total fair value of Debt was $6.7 billion, and substantially all of the debt is measured using Level Two inputs. For Level Two Debt, fair value is estimated using either: (i) a market based on the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; (ii) a discounted cash flow model using assumptions based on current market information available for similar debt instruments; or (iii) observable spreads and terms for recent pricing of similar instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Variable Interest Entities

Assets and liabilities of significant consolidated variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2012
		Chesapeake	FLRT and
	PHH Home	and D.L.	PHH Lease
	Loans	Peterson Trust	Receivables LP
	(In millions)
ASSETS
Cash	$60	$1	$—
Restricted cash(1)	3	259	55
Mortgage loans held for sale	711	—	—
Accounts receivable, net	18	46	—
Net investment in fleet leases	—	2,927	645
Property, plant and equipment, net	1	—	—
Other assets	24	12	10
Total assets	$817	$3,245	$710
Assets held as collateral(2)	$667	$3,231	$688
LIABILITIES
Accounts payable and accrued expenses	$22	$2	$11
Debt	633	2,682	614
Other liabilities	15	—	—
Total liabilities(3)	$670	$2,684	$625

	December 31, 2011
		Chesapeake	FLRT and	Mortgage
	PHH Home	and D.L.	PHH Lease	Securitization
	Loans	Peterson Trust	Receivables LP	Trust
	(In millions)
ASSETS
Cash	$52	$2	$—	$—
Restricted cash(1)	2	262	49	—
Mortgage loans held for sale	476	—	—	—
Accounts receivable, net	21	58	—	—
Net investment in fleet leases	—	2,818	572	—
Property, plant and equipment, net	1	—	—	—
Other assets	18	8	12	28
Total assets	$570	$3,148	$633	$28
Assets held as collateral(2)	$463	$3,138	$610	$—
LIABILITIES
Accounts payable and accrued expenses	$21	$2	$13	$—
Debt	434	2,549	538	21
Other liabilities	9	—	—	—
Total liabilities(3)	$464	$2,551	$551	$21

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHH Home Loans

For the six months ended June 30, 2012, approximately 25% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 85% were originated by PHH Home Loans.

Mortgage Loan Securitization Trust

In 2012, the Company sold the residual interests in a mortgage securitization trust that had been consolidated as a VIE.  As a result, the Company is no longer the primary beneficiary of the VIE and the assets and liabilities of the trust were deconsolidated from the Condensed Consolidated Balance Sheets.  The loss on the sale of these residual interests was not significant.

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

Segment results were as follows:

	Total Assets
	June 30,	December 31,
	2012	2011
	(In millions)
Mortgage Production segment	$2,410	$3,085
Mortgage Servicing segment	1,855	2,018
Fleet Management Services segment	4,516	4,337
Other	606	337
Total	$9,387	$9,777

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Net Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Mortgage Production segment(1)	$276	$169	$572	$383
Mortgage Servicing segment	(118)	(58)	(37)	(1)
Fleet Management Services segment	401	406	802	801
Other	—	(1)	(1)	(2)
Total	$559	$516	$1,336	$1,181

	Segment Profit (Loss)(2)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
Mortgage Production segment(1)	$78	$25	$195	$77
Mortgage Servicing segment	(196)	(113)	(222)	(99)
Fleet Management Services segment	22	19	46	35
Other	1	(1)	—	(1)
Total	$(95)	$(70)	$19	$12

(1)             For the six months ended June 30, 2011, Net revenues and segment profit for the Mortgage Production segment included a $68 million gain on the 50.1% sale of the equity interests in the Company’s appraisal services business.

(2)             The following is a reconciliation of (Loss) income before income taxes to segment (loss) profit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)
(Loss) income before income taxes	$(80)	$(66)	$44	$19
Less: net income attributable to noncontrolling interest	15	4	25	7
Segment (loss) profit	$(95)	$(70)	$19	$12

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Subsequent Events

Unsecured Debt — Credit Facilities

On August 2, 2012, the Company amended and restated the existing unsecured Amended Credit Facility with an Amended and Restated Credit Agreement among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Facility”).  As a result of the amendment, the commitments of the facility were reduced from $525 million (scheduled to expire on February 29, 2013) to $300 million of aggregate commitments (scheduled to expire between July 1, 2014 and August 2, 2015), as discussed further below.

The Revolving Credit Facility consists of two tranches: (i) a $250 million revolving credit tranche (the “Tranche A Credit Facility”) that is scheduled to expire on August 2, 2015 and (ii) a $50 million revolving credit tranche (the “Tranche B Credit Facility”) that is scheduled to expire on July 1, 2014.  No borrowing may be made under the Tranche B Credit Facility if there is unused availability under the Tranche A Credit Facility.  Borrowings under the Revolving Credit Facility are subject to satisfaction of certain conditions, including compliance with a borrowing base coverage ratio test of unencumbered assets to unsecured debt of at least 1.2:1.

The Company’s obligations under the Tranche A Credit Facility are guaranteed by each of its direct, indirect, existing and future domestic subsidiaries, subject to exceptions for (i) securitization subsidiaries, (ii) subsidiaries which are not substantially wholly-owned by the Company and (iii) certain other subsidiaries. The Company’s obligations under the Tranche B Credit Facility are not guaranteed by any of its existing subsidiaries.

The Revolving Credit Facility is variable-rate and the facility fee and interest rate margin under the facility are subject to change if the Company’s senior unsecured long-term debt ratings are changed by certain credit rating agencies.

Among other affirmative and negative covenants, the Revolving Credit Facility requires the Company to maintain: (i) on the last day of each fiscal quarter, net worth of at least $1.0 billion;  (ii) at any time prior to October 1, 2013, a ratio of indebtedness to tangible net worth no greater than 6.0:1 and, thereafter, no greater than 5.75:1;  (iii) a minimum of $1.0 billion in committed mortgage warehouse financing capacity excluding uncommitted mortgage warehouse facilities provided by the GSEs and certain mortgage gestation facilities; (iv)  a minimum of $750 million in committed third party fleet vehicle lease financing capacity; and (v) certain minimum liquidity requirements as of October 31, 2012, and May 2, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”, “Item 1A. Risk Factors” and our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Part I—Item 1. Business” and “Part I—Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

These strategies represent a shift in focus for 2012 away from an emphasis on growing origination market share and mortgage servicing rights. Some of the actions we are taking to reposition the business, including prioritizing liquidity and cash flow generation in the near-term, may have a negative impact on our 2012 earnings.

In May 2012, our debt rating was downgraded by Fitch to BB from BB+.  In recent months, S&P downgraded our debt rating from BB+ to BB- and placed us on negative outlook, and Moody’s placed us on negative outlook.  The downgrades in our credit rating reflect the rating agencies’ assessments of a variety of factors including but not limited to: (i) an increase in potential mortgage loan repurchases; (ii) our hedge practices related to our mortgage servicing rights; and (iii) uncertainties regarding our liquidity profile.  See “—Liquidity and Capital Resources” for further discussion of our 2012 goals and liquidity and capital plan.

Our unrestricted cash balance was $700 million as of June 30, 2012 compared to $875 million as of March 31, 2012 which reflects the repayment of $201 million of unsecured term debt and a $52 million increase in the cash collateral posted under derivative agreements.  Excluding those changes, we generated $78 million of positive cash flow for the second quarter of 2012, which resulted from our operations and the following actions:

•                  generated $31 million of unrestricted cash from our reinsurance subsidiary, including $24 million from the termination of a reinsurance agreement and $7 million from the release of restricted cash in excess of the trust requirements;

•                  generated $28 million of cash from the sale of non-conforming mortgage loans and the repayment of retained subordinated notes from prior fleet lease asset-backed borrowing arrangements;

•                  selectively originated loans in our wholesale/correspondent platform to control cash utilization; and

•                  aligned our business operations with established cash flow targets to support the repayment of our near-term unsecured debt maturities.

The termination of the reinsurance agreement generated a $16 million pre-tax loss in the Mortgage Servicing segment during the second quarter and six months ended June 30, 2012.  See “—Risk Management” for additional information regarding the termination agreement. The remaining actions outlined above did not have an overall impact on our net income.

We are continuing to execute on our plans to improve our liquidity and cash flow generation and believe that the initiatives started during the first half of 2012 provide a solid foundation to meet our near-term unsecured debt maturities. See “—Liquidity and Capital Resources” for additional information regarding our outstanding indebtedness, upcoming debt maturities and our liquidity and capital plan.

In our Mortgage Production segment we continue to experience elevated margins and volume. Total loan margins during the second quarter of 2012 were 381 basis points, representing a 140 basis points increase over the same period in 2011.  Wholesale/correspondent closings declined to 14% of our total closings during the second quarter of 2012 compared to 28% in 2011, reflecting the emphasis on our retail platform and our efforts to manage cash consumption.

Our Mortgage Servicing segment continued to be negatively impacted by an increase in foreclosure-related charges.  During the first half of 2012, we experienced increased levels of loan repurchase and indemnification requests, primarily from the GSEs, that exceeded our historical experience.  This increase in repurchase and indemnification requests caused a significant increase in our unresolved requests, and we recorded $39 million of provisions during the second quarter of 2012, compared to $65 million during the first quarter of 2012 and $24 million during the second quarter of 2011.

During the second quarter of 2012, we received 1,171 repurchase and indemnification requests, compared to 1,407 in the first quarter of 2012 as further compared to 807 and 698 in the second and fourth quarters of 2011, respectively. The increase in repurchase requests in 2012 is primarily due to an increase in the number of loan file reviews by the GSEs as they focused more resources on clearing the backlog of previously requested loan files primarily related to the 2005 through 2008 origination years.  The majority of repurchase requests continue to be related to the 2005 through 2008 origination years.  We continue to monitor these trends and may need to further increase our loan repurchase and indemnification liability if the elevated levels of repurchase requests continue.  Additionally, an increased level of repurchase requests could result in an increased use of cash, as compared to prior periods, to fund loan repurchases or make payments under loan indemnification agreements.  We expect foreclosure losses to remain elevated throughout 2012, and potentially into 2013, as investors continue to review both performing and non-performing loans for potential underwriting defects and representation and warranty violations.  See “—Risk Management” for additional information regarding our repurchase obligations and potential exposure.

Our Fleet Management Services segment continued to grow earnings in the second quarter of 2012, driven by growth in our Net investment in leases as well as increases in maintenance service, fuel, and accident management average units.

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

In January 2012, we were notified that the Bureau of Consumer Financial Protection (the “CFPB”) had opened an investigation to determine whether our mortgage insurance premium ceding practices to captive reinsurers comply with the Real Estate Settlement Procedures Act and other laws enforced by the CFPB.  The CFPB requested certain related documents and information for review. During the second quarter of 2012, the CFPB requested further production of documents and answers to written questions. We have provided reinsurance services in exchange for premiums ceded and believe that we have complied with the Real Estate Settlement Procedures Act and other laws applicable to the Company’s mortgage reinsurance activities. We did not provide reinsurance on loans originated after 2009. There can be no assurance that this investigation will not result in the imposition of any penalties or fines against us or our subsidiaries.

We have received inquiries and requests for information from regulators and attorneys general of certain states as well as from the Committee on Oversight and Government Reform of the U.S. House of Representatives and the U.S. Senate Judiciary Committee requesting information as to our mortgage origination and servicing practices, including our foreclosure processes and procedures.  There also has been a continued focus on foreclosure practices by Fannie Mae and Freddie Mac.  While we have not been assessed any material fines or penalties from regulatory agencies resulting from our mortgage origination or servicing practices to date, Fannie Mae and Freddie Mac have assessed compensatory fees against us for failing to meet certain foreclosure timelines specified in their respective servicing guides. We expect that the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance and servicing related costs as well as potential regulatory fines and penalties.  It is also reasonably possible that we could experience an increase in mortgage origination or servicing related litigation in the future.

Mortgage Production Trends

As of July 2012, Fannie Mae’s Economics and Mortgage Market Analysis forecasts an increase in industry loan originations to $1.5 trillion during 2012 compared to $1.4 trillion during 2011, consisting of a 9% increase in both projected refinance and purchase originations.  Refinance originations are sensitive to interest rates which have remained historically low, and Fannie Mae is projecting interest rates will remain at these levels for the remainder of 2012, positively impacting consumer demand.  The increase in purchase originations is reflective of an increase in new and existing home sales expected during 2012.

During the first half of 2012, we experienced elevated levels of initial pricing margins compared to historical periods as mortgage interest rates remained low and high consumer demand persisted, which has continued into the third quarter of 2012.  Although we expect margins to eventually decline from current levels, we believe that pricing margins could remain elevated throughout 2012 reflecting a longer term industry view of the returns required to manage the underlying risk of a mortgage production and servicing business.  The Federal Housing Finance Agency increased guarantee fees on mortgage backed securities issued by Fannie Mae and Freddie Mac which became effective on April 1, 2012.  We expect this increase, and potential future increases, will have the impact of increasing mortgage interest rates charged to borrowers, which could negatively impact conforming loan origination volumes.

The increased consumer demand for mortgage loans, coupled with more stringent underwriting guidelines and the increasingly complex regulatory compliance environment have led to longer processing cycle times across the mortgage industry.  Consistent with these industry trends, we have experienced loan processing delays and other service issues that have negatively impacted customer service delivery in our Mortgage Production segment.  As a result, we have failed to satisfy certain service level agreements and other performance provisions under some of our mortgage origination assistance agreements.  During the six months ended June 30, 2012, we incurred an immaterial amount of contractual penalties related to these issues; however, a continuation of our failure to fully satisfy the terms of service-level and other performance provisions of these contracts could result in material penalties or the loss of client relationships.  We are currently implementing measures to improve our loan processing and customer service delivery in an effort to more fully satisfy the terms of our mortgage origination assistance agreements.

Mortgage Servicing Trends

Repurchase requests have been volatile in recent periods, and we have seen a significant increase in repurchase requests, primarily from the Agencies. These requests have especially been concentrated in loans originated during 2005 through 2008.  This trend has accelerated during 2012, as repurchase requests increased by 89% in the first half of 2012 compared to the second half of 2011, and the amount of outstanding repurchase requests as of June 30, 2012 increased to $297 million from $222 million as of December 31, 2011.  The Federal Housing Finance Agency has committed to reducing taxpayer losses from the support of Fannie Mae and Freddie Mac, and the strict enforcement of representation and warranty provisions provides the Agencies with an effective means of loss mitigation.  We believe repurchase requests and foreclosure costs will continue to remain high during 2012 and potentially into 2013.  We expect that the Agencies will continue to focus on losses from origination years prior to 2009, since losses from those years have been intensified by the poor economic environment and challenging conditions in the housing market.  Although repurchase requests have been primarily concentrated in loans originated during 2005 through 2008, the Agencies have also increased their reviews of more current loan production, which could further increase future repurchase activity.

In addition to the increased focus on loan repurchases and indemnifications, we have experienced higher reinsurance losses as a result of the continued weakness in the housing market coupled with an elevated level of delinquency and foreclosure experience.  We paid $30 million in reinsurance claims during the six months ended June 30, 2012, which included $8 million paid in connection with the reinsurance agreement that was terminated in the second quarter of 2012.  The claim payments for our one remaining inactive reinsurance contract are expected to remain high throughout 2012 as foreclosures are completed and insurance claims are processed; however, we do not expect paid claims to remain at current levels since we have reached the maximum loss thresholds for certain origination years. We hold cash and securities in trust related to our potential obligation to pay such claims, which were $130 million and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2012.  We expect that the amount currently held in trust will be significantly higher than future claims for reinsurance losses.

See “— Risk Management” for additional information regarding mortgage reinsurance and loan repurchases.

Fleet Management Services Trends

The fleet management industry continues to be influenced by the relative strength of the U.S. economy and we would expect to see improvement in the industry if the U.S. economy improves.  Although we have experienced a decline in our leased units in recent years, our net investment in leases has increased as our mix has changed to include more expensive truck and service-type vehicles.  We have seen positive trends in our service units and we expect to balance the growth in our service unit counts with our leased units during 2012.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated results of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions, except per share data)
Net fee income	$128	$100	$255	$228
Fleet lease income	338	343	674	680
Gain on mortgage loans, net	208	119	438	178
Mortgage net finance expense	(32)	(25)	(62)	(44)
Loan servicing income	100	117	221	225
Valuation adjustments relating to mortgage servicing rights, net	(203)	(159)	(229)	(191)
Other income	20	21	39	105
Net revenues	559	516	1,336	1,181
Depreciation on operating leases	303	309	604	615
Fleet interest expense	17	21	34	41
Total other expenses	319	252	654	506
Total expenses	639	582	1,292	1,162
(Loss) income before income taxes	(80)	(66)	44	19
Income tax (benefit) expense	(38)	(29)	1	4
Net (loss) income	(42)	(37)	43	15
Less: net income attributable to noncontrolling interest	15	4	25	7
Net (loss) income attributable to PHH Corporation	$(57)	$(41)	$18	$8
Basic (loss) earnings per share attributable to PHH Corporation	$(1.00)	$(0.73)	$0.32	$0.14
Diluted (loss) earnings per share attributable to PHH Corporation	$(1.00)	$(0.73)	$0.31	$0.14

The following table summarizes the key highlights that drove our operating performance and segment profit (loss) for our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Reportable Segments Profit (Loss):(1)
Mortgage Production segment	$78	$25	$195	$77
Mortgage Servicing segment	(196)	(113)	(222)	(99)
Fleet Management Services segment	22	19	46	35

(1)         Segment Profit (Loss) is described in Note 14, “Segment Information”, in the accompanying Notes to Condensed Consolidated Financial Statements.

Mortgage Production Segment

Quarterly Comparison:

•                  Segment profit was $53 million higher compared to 2011 primarily due to 140 basis points of higher total margins and a 64% increase in fee-based loan closings, partially offset by a 10% decline in interest rate lock commitments expected to close.

•                  Interest rate lock commitments expected to close decreased to $6.8 billion from $7.5 billion in 2011; however, applications increased by 21% over the same period reflecting the shift in mix to fee-based production.  Total closings reflect the significant increase in refinance activity as refinance closings increased by 94% compared to 2011 due to the historically low interest rate environment.

•      The mix of wholesale/correspondent originations declined to 14% in 2012 from 28% in 2011, reflecting our strategy to selectively manage originations in this platform.

Year-to-Date Comparison:

•                  Segment profit was $118 million higher compared to 2011 primarily due to 129 basis points of higher total margins and a 9% increase in the volume of interest rate lock commitments expected to close. In addition, the prior year profit includes a $68 million gain on the sale of 50.1% of the equity interests in STARS.

•      Total mortgage applications increased by 39% compared to 2011 and interest rate lock commitments expected to close increased to $13.6 billion from $12.5 billion in 2011 due to lower market interest rates and higher consumer demand.

Mortgage Servicing Segment

Quarterly Comparison:

•                  Segment loss was unfavorably impacted by a $15 million increase in foreclosure-related charges compared to 2011 related to a significant increase in loan repurchase and indemnification requests in 2012 as discussed above under “—Executive Summary”.

•                  Loan servicing income for the second quarter of 2012 includes a loss of $16 million on the termination of one of our inactive reinsurance contracts as discussed below under “—Risk Management”.

•                  Segment loss was unfavorably impacted by a 104% increase in loan payoffs in our capitalized servicing portfolio compared to 2011, resulting in a $21 million impact on the fair value of our mortgage servicing rights and an additional $5 million of curtailment interest payments.

Year-to-Date Comparison:

•                  Segment loss was unfavorably impacted by a $65 million increase in foreclosure-related charges compared to 2011 related to a significant increase in loan repurchase and indemnification requests in the first half of 2012, as discussed above under “—Executive Summary”.

•                  Loan servicing income for the six months ended 2012 includes a loss of $16 million on the termination of one of our inactive reinsurance contracts as discussed below under “—Risk Management”.

•                  Segment loss was unfavorably impacted by a 68% increase in loan payoffs in our capitalized servicing portfolio as compared to 2011, resulting in a $30 million impact on the fair value of our mortgage servicing rights and an additional $7 million of curtailment interest payments.

Fleet Management Services Segment

Quarterly Comparison:

•                  Segment profit increased by $3 million to $22 million in 2012, driven by growth in net investment in leases, lower funding costs and higher units and usage of fee-based and asset-based management services.

•                  Maintenance service, fuel, and accident management average units all increased in 2012 compared to 2011.

Year-to-Date Comparison:

•                  Segment profit increased by $11 million to $46 million in 2012, driven by growth in net investment in leases, lower funding costs and higher units and usage of fee-based and asset-based management services.

•                  Maintenance service, fuel, and accident management average units all increased in 2012 compared to 2011.

•                  The average number of leased vehicles declined by 3% compared to 2011; however, our net investment in leases increased by $175 million compared to June 30, 2011.

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

Our effective income tax rates for the six months ended June 30, 2012 and 2011 were 1.3% and 19.5%, respectively.

For the six months ended June 30, 2012, the rate was primarily impacted by: (i) the noncontrolling interest holder’s portion of taxes on the income of PHH Home Loans; and (ii) the impact of applying statutory changes to apportionment weight, apportionment sourcing and corporate income tax rates that were enacted by various states, primarily New Jersey, in the first quarter of 2012.

For the six months ended June 30, 2011, the rate was primarily impacted by: (i) a decrease in our liability for tax contingencies resulting from the resolution and settlement with various taxing authorities including the conclusion of the IRS examination and review of our taxable years 2006 through 2009; and (ii) the noncontrolling interest holder’s portion of taxes on the income of PHH Home Loans; partially offset by (iii) changes in the valuation allowance driven by state tax losses generated by our mortgage business.

See Note 8, “Income Taxes” in the accompanying Notes to Condensed Consolidated Financial Statements for further detail.

Appraisal Services Business Joint Venture

On March 31, 2011, we sold 50.1% of the equity interests in our appraisal services business, Speedy Title and Appraisal Review Services, (“STARS”) to CoreLogic, Inc. for a total purchase price of $35 million.  We retained a 49.9% equity interest in STARS, which is accounted for under the equity method.

For the six months ended June 30, 2012, earnings from the equity method investment in STARS of $3 million are recorded as a component of Other income in the Mortgage Production segment. During the six months ended June 30, 2011, a $68 million gain on the sale of STARS was recorded within Other income of the Mortgage Production segment, which consisted of the net present value of the purchase price from CoreLogic plus the $34 million from the initial valuation of our equity method investment.

Other

We leverage a centralized corporate platform to provide shared services for general and administrative functions to our reportable segments.  These shared services include support associated with, among other functions, information technology, enterprise risk management, internal audit, human resources, accounting and finance, marketing and communications.  The costs associated with these shared general and administrative functions, in addition to the cost of managing the overall corporate function, are incurred and recorded within Other and allocated back to our reportable segments through a corporate overhead allocation.  Other also includes intersegment eliminations and certain income and expenses that are not allocated back to our reportable segments.

The following table presents the revenues and expenses recorded in Other:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Net revenues	$—	$(1)	$(1)	$(2)
Salaries and related expenses	18	17	35	36
Occupancy and other office expenses	1	1	2	2
Fleet interest expense	(1)	—	(2)	(2)
Other depreciation and amortization	3	2	4	2
Other operating expenses	12	9	28	20
Corporate overhead allocation	(34)	(29)	(68)	(59)
Total expenses	(1)	—	(1)	(1)
Net income (loss) before income taxes	$1	$(1)	$—	$(1)

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

Quarterly Comparison:  Salaries and related expenses increased by $1 million compared to 2011 primarily due to an increase in management incentive compensation.

Year-to-Date Comparison:  Salaries and related expenses decreased by $1 million compared to 2011 primarily due to $2 million in lower actual payments related to 2011 incentive compensation plans that was partially offset by an increase in management incentives related to 2012 compensation plans.

Other Operating Expenses

The components of Other operating expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Professional fees	$8	$6	$18	$14
Other expenses	4	3	10	6
Total	$12	$9	$28	$20

Quarterly Comparison:  Professional fees increased by $2 million compared to 2011, which was primarily attributable to an increase in information technology-related expenses associated with private label client implementations in our Mortgage Production segment.

Year-to-Date Comparison:  Professional fees increased by $4 million compared to 2011, which was primarily attributable to an increase in information technology-related expenses associated with private label client implementations in our Mortgage Production segment.  Other expenses increased by $4 million compared to 2011, which was primarily driven by computer software and hardware expenses associated with the continued development of our information technology infrastructure.

Corporate Overhead Allocation

The table below provides a summary of our corporate overhead allocation by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Mortgage Production segment	$19	$14	$38	$30
Mortgage Servicing segment	4	4	8	7
Fleet Management Services segment	11	11	22	22
Other	(34)	(29)	(68)	(59)
Total	$—	$—	$—	$—

The amount of expense allocated to each segment is based upon the actual and estimated usage by function or expense category or based on the relative size of the operating segment.

Mortgage Production Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in millions, except average loan amount)
Loans closed to be sold	$8,059	$6,834	$18,736	$16,530
Fee-based closings	4,771	2,913	8,047	7,047
Total closings	$12,830	$9,747	$26,783	$23,577

Purchase closings	$5,010	$5,716	$8,860	$9,867
Refinance closings	7,820	4,031	17,923	13,710
Total closings	$12,830	$9,747	$26,783	$23,577

Fixed rate	$8,717	$6,727	$19,401	$16,665
Adjustable rate	4,113	3,020	7,382	6,912
Total closings	$12,830	$9,747	$26,783	$23,577

Retail closings	$11,056	$7,029	$20,546	$16,776
Wholesale/correspondent closings	1,774	2,718	6,237	6,801
Total closings	$12,830	$9,747	$26,783	$23,577

Average loan amount	$286,531	$252,126	$267,668	$256,495
Loans sold	$7,868	$6,831	$19,477	$19,728
Applications	$18,653	$15,365	$36,509	$26,302
IRLCs expected to close	$6,763	$7,501	$13,625	$12,545

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Mortgage fees	$83	$56	$163	$142
Gain on mortgage loans, net	208	119	438	178
Mortgage interest income	19	20	42	51
Mortgage interest expense	(36)	(28)	(75)	(61)
Mortgage net finance expense	(17)	(8)	(33)	(10)
Other income	2	2	4	73
Net revenues	276	169	572	383
Salaries and related expenses	100	76	193	167
Occupancy and other office expenses	8	8	15	15
Other depreciation and amortization	1	2	3	5
Other operating expenses	74	54	141	112
Total expenses	183	140	352	299
Income before income taxes	93	29	220	84
Less: net income attributable to noncontrolling interest	15	4	25	7
Segment profit	$78	$25	$195	$77

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

As of July 2012, Fannie Mae’s Economics and Mortgage Market Analysis shows an increase in mortgage industry origination volumes of approximately 62% and 37% during the second quarter and six months ended June 30, 2012, respectively, as compared to the same period of 2011.  Refinance closings continued to be positively impacted by a sustained low interest rate environment despite the many borrowers who took advantage of refinance incentives during prior periods of low interest rates.  Based on the July industry origination volumes reported by Fannie Mae, refinance closings represented 68% and 72% of total origination volumes during the second quarter and six months ended June 30, 2012, respectively.

The level of wholesale/correspondent closings can be influenced by a variety of factors, including overall industry capacity, pricing margins and the competitive landscape.  Our decline in wholesale/correspondent volume reflects our efforts to manage cash consumption and our strategy to generate mortgage servicing rights with minimal use of cash.  As of June 30, 2012, 24% of our outstanding Interest rate lock commitments (“IRLCs”) expected to close were wholesale/correspondent compared to 44% as of December 31, 2011.  Wholesale/correspondent loans are generally less profitable than retail loans and have lower loan margins and expenses.

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

Quarterly Comparison:  Our total closings increased by $3.1 billion (32%) compared to 2011 and were comprised of a $3.8 billion increase in refinance closings offset by a $706 million decrease in purchase closings.  Refinance closings were positively impacted by the low interest rate environment and represented 61% of our total closing volumes during the second quarter of 2012 compared to 41% in 2011.

Wholesale/correspondent closings represented 14% and 28% of our total closing volumes in the second quarters of 2012 and 2011, respectively which reflects our shift in focus to ensure that our operations are cash flow positive and to manage our wholesale/correspondent originations to control cash consumption.

Applications increased by 21% compared to 2011 resulting from a historically low interest rate environment and higher consumer demand; however our IRLCs expected to close declined by 10% primarily due to the change in mix to a greater composition of fee-based production where we do not enter into an interest rate lock commitment.

Year-to-Date Comparison:  Our total closings increased by $3.2 billion (14%) compared to 2011 and were comprised of a $4.2 billion increase in refinance closings offset by a $1.0 billion decrease in purchase closings.  Refinance closings were positively impacted by the low interest rate environment and represented 67% of our total closing volumes during the six months ended June 30, 2012 compared to 58% in 2011.

Wholesale/correspondent closings represented 23% and 29% of our total closing volumes in the six months ended June 30, 2012 and 2011, respectively which reflects our shift in focus to ensure that our operations are cash flow positive and to manage our wholesale/correspondent originations to control cash consumption.

A historically low interest rate environment and higher consumer demand compared to 2011 resulted in a 39% increase in application volume and a 9% increase in IRLCs expected to close.

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

Quarterly Comparison:  Mortgage fees increased by $27 million (48%) compared to 2011 primarily due to an $18 million increase in origination assistance fees from private label clients resulting from a 53% increase in private label closing units, a $5 million increase in appraisal income and a $4 million increase in application revenue.  The increases in appraisal income and application revenue were both primarily driven by a 42% increase in the number of retail closing units compared to 2011.

Year-to-Date Comparison:  Mortgage fees increased by $21 million (15%) compared to 2011 primarily due to a $15 million increase in origination assistance fees from private label clients resulting from a 19% increase in private label closing units, a $3 million increase in appraisal income and a $3 million increase in application revenue. Both increases in appraisal income and application revenue were primarily driven by a 23% increase in the number of retail closing units compared to 2011.

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

The components of Gain on mortgage loans, net were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Gain on loans	$199	$102	$362	$141
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(11)	5	(16)	—
Economic hedge results	20	12	92	37
Total change in fair value of mortgage loans and related derivatives	9	17	76	37
Total	$208	$119	$438	$178

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

Quarterly Comparison:  Gain on loans increased by $97 million compared to 2011 primarily due to higher total loan margins that was partially offset by a 10% decrease in IRLCs expected to close.  Average initial loan margins increased by 140 basis points primarily due to a reduction in mortgage interest rates and higher consumer demand.

For the second quarter of 2012, the $11 million unfavorable change in fair value of Scratch and Dent and certain non-conforming loans was primarily attributable to additions to the population of Scratch and Dent loans resulting from an increase in repurchases.  For the second quarter of 2011, the $5 million favorable change in fair value of Scratch and Dent and certain non-conforming loans was primarily due to the sale of Scratch and Dent loans at a gain and an increase in the estimated fair value of the remaining population.

The $8 million increase in economic hedge results compared to 2011 was driven by favorable execution gains on mortgage loans sold coupled with lower interest rate volatility that was partially offset by a lower impact of actual pullthrough of mortgage loans as compared to initial assumptions.

Year-to-Date Comparison:  Gain on loans increased by $221 million compared to 2011 primarily due to a 9% increase in IRLCs expected to close and higher total loan margins.  Average initial loan margins increased by 129 basis points primarily due to a reduction in mortgage interest rates and higher consumer demand.

For the six months ended June 30, 2012, the $16 million unfavorable change in fair value of Scratch and Dent and certain non-conforming loans was primarily attributable to additions to the population of Scratch and Dent loans resulting from an increase in repurchases that was partially offset by the sale of Scratch and Dent loans at a gain.  For the six months ended June 30, 2011, the change in fair value of Scratch and Dent and certain non-conforming loans was impacted by the sale of Scratch and Dent loans at a gain and an increase in the estimated fair value of the remaining population which was offset by additions to Scratch and Dent loans resulting from repurchases.

The $55 million increase in economic hedge results compared to 2011 was driven by favorable execution gains on mortgage loans sold coupled with lower interest rate volatility and a higher impact of actual pullthrough of mortgage loans as compared to initial assumptions.

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

Quarterly Comparison:  Mortgage net finance expense increased by $9 million compared to 2011 and was comprised of an $8 million (29%) increase in Mortgage interest expense and a $1 million (5%) decrease in Mortgage interest income.  The increase in Mortgage interest expense was related to higher allocated financing costs related to an increase in the average balance and cost of funds rate of corporate unsecured borrowings coupled with the higher average balance of loans held for sale.  The decrease in Mortgage interest income was primarily due to a lower average note rate of loans held for sale.

Year-to-Date Comparison:  Mortgage net finance expense increased by $23 million compared to 2011 and was comprised of a $14 million (23%) increase in Mortgage interest expense and a $9 million (18%) decrease in Mortgage interest income.  The increase in Mortgage interest expense was related to higher allocated financing costs related to an increase in the average balance of corporate unsecured borrowings, partially offset by the lower average balance of loans held for sale.  The decrease in Mortgage interest income was primarily due to a lower average balance of loans held for sale and a lower note rate of loans held for sale.

Other Income

Year-to-Date Comparison:  Other income decreased by $69 million compared to 2011 primarily due to a $68 million gain related to the March 31, 2011 sale of 50.1% of our equity interests in Speedy Title and Appraisal Review Services.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment consist of salaries, payroll taxes, benefits and incentives paid to employees in our mortgage production operations and commissions paid to employees involved in the loan origination process.

The components of Salaries and related expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Salaries, benefits and incentives	$60	$50	$119	$109
Commissions	30	22	56	42
Contract labor and overtime	10	4	18	16
Total	$100	$76	$193	$167

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

Quarterly Comparison:  Salaries, benefits and incentives increased by $10 million compared to 2011 primarily due to an increase in the average number of permanent employees in the mortgage production operations and an increase in management incentive compensation.  The $8 million increase in commissions was primarily attributable to a 36% increase in closings from our real estate channel which has higher commission rates than private label closings.  Contract labor and overtime increased by $6 million compared to 2011 and was driven by higher overall closing volumes.

Year-to-Date Comparison:  Salaries, benefits and incentives increased by $10 million compared to 2011 primarily due to an increase in the average number of permanent employees in the mortgage production operations and an increase in management incentive compensation.  The $14 million increase in commissions was primarily attributable to a 32% increase in closings from our real estate channel which has higher commission rates than private label closings.  Contract labor and overtime increased by $2 million compared to 2011 and was driven by higher overall closing volumes.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, allocations for corporate overhead and other production related expenses.

The components of Other operating expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Production-related direct expenses	$32	$23	$61	$43
Corporate overhead allocation	19	14	38	30
Other expenses	23	17	42	39
Total	$74	$54	$141	$112

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

Quarterly Comparison:  Production-related direct expenses increased by $9 million compared to 2011 primarily due to increases in the number of retail applications.  The $6 million increase in other expenses compared to 2011 was primarily attributable to higher costs associated with legal and regulatory compliance activities.

Year-to-Date Comparison:  Production-related direct expenses increased by $18 million compared to 2011 primarily due to increases in the number of retail applications.  The $3 million increase in other expenses compared to 2011 was primarily attributable to higher costs associated with legal and regulatory compliance activities.

Mortgage Servicing Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	As of June 30,
	2012	2011
	($ In millions)
Ending total loan servicing portfolio	$192,775	$173,651
Number of loans serviced	1,100,857	1,033,360
Ending capitalized loan servicing portfolio	$147,894	$142,436
Capitalized servicing rate	0.78%	1.06%
Capitalized servicing multiple	2.6	3.5
Weighted-average servicing fee (in basis points)	30	30

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Average total loan servicing portfolio	$186,984	$172,053	$185,551	$170,365
Average capitalized loan servicing portfolio	148,864	141,499	148,622	139,707
Payoffs and principal curtailments of capitalized portfolio	8,412	4,943	16,639	10,966

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Mortgage interest income	$2	$4	$5	$8
Mortgage interest expense	(17)	(20)	(33)	(40)
Mortgage net finance expense	(15)	(16)	(28)	(32)
Loan servicing income	100	117	221	225
Change in fair value of mortgage servicing rights	(205)	(159)	(226)	(191)
Net derivative gain (loss) related to mortgage servicing rights	2	—	(3)	—
Valuation adjustments related to mortgage servicing rights, net	(203)	(159)	(229)	(191)
Net loan servicing (loss) income	(103)	(42)	(8)	34
Other (expense) income	—	—	(1)	(3)
Net revenues	(118)	(58)	(37)	(1)
Salaries and related expenses	9	8	19	17
Occupancy and other office expenses	2	2	4	5
Other operating expenses	67	45	162	76
Total expenses	78	55	185	98
Segment loss	$(196)	$(113)	$(222)	$(99)

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

Quarterly Comparison:  Mortgage net finance expense decreased by $1 million compared to 2011 and was comprised of a $3 million (15%) decrease in Mortgage interest expense that was partially offset by a $2 million (50%) decrease in Mortgage interest income.  The decrease in Mortgage interest expense was primarily attributable to a $2 million decrease in the interest expense allocated to fund our MSRs resulting from a lower average MSR balance.  Mortgage interest expense and Mortgage interest income both decreased by $1 million compared to 2011 due to the first quarter 2012 deconsolidation of a mortgage securitization trust where we sold the residual interest.

Year-to-Date Comparison:  Mortgage net finance expense decreased by $4 million compared to 2011 and was comprised of a $7 million (18%) decrease in Mortgage interest expense that was partially offset by a $3 million (38%) decrease in Mortgage interest income.  The decrease in Mortgage interest expense was primarily attributable to a $5 million decrease in the interest expense allocated to fund our MSRs resulting from a lower average MSR balance.  Mortgage interest expense and Mortgage interest income both decreased by $2 million compared to 2011 due to the first quarter 2012 deconsolidation of a mortgage securitization trust where we sold the residual interest.

Loan Servicing Income

The components of Loan servicing income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Servicing fees from capitalized portfolio	$111	$106	$223	$209
Subservicing fees	3	4	7	7
Late fees and other ancillary servicing revenue	13	12	30	29
Curtailment interest paid to investors	(10)	(5)	(20)	(13)
Net reinsurance loss	(17)	—	(19)	(7)
Total	$100	$117	$221	$225

The primary drivers for Loan servicing income are the average capitalized loan servicing portfolio and average servicing fee.  Service fee revenue is driven by recurring servicing fees that are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees.  For loans that are subserviced for others, we receive a nominal stated amount per loan which is less than our average servicing fee related to the capitalized portfolio.  Curtailment interest paid to investors represents uncollected interest from the borrower that is required to be passed onto investors and is primarily driven by the number of loan payoffs.  Net reinsurance loss represents premiums earned on reinsurance contracts, net of ceding commission and provisions for reinsurance reserves. Net reinsurance loss for the second quarter and six months ended June 30, 2012 also includes a loss related to the termination of one of our inactive reinsurance contracts. Refer to “—Risk Management—Consumer Credit Risk—Mortgage Reinsurance” for a description.

Quarterly Comparison:  The $5 million increase in servicing fees from the capitalized portfolio was primarily related to a 5% increase in the average capitalized loan servicing portfolio compared to 2011.  Curtailment interest paid to investors increased by $5 million (100%) compared to 2011 primarily due to a 117% increase in loan payoffs in our total loan servicing portfolio.  The $17 million increase in net reinsurance loss compared to 2011 was driven by a $16 million loss related to the termination of an inactive reinsurance contract and a $1 million decrease in premiums earned under reinsurance agreements in runoff.

Year-to-Date Comparison:  The $14 million increase in servicing fees from the capitalized portfolio was primarily related to a 6% increase in the average capitalized loan servicing portfolio compared to 2011.  Curtailment interest paid to investors increased by $7 million (54%) compared to 2011 primarily due to a 72% increase in loan payoffs in our total loan servicing portfolio.  The $12 million increase in net reinsurance loss compared to 2011 was driven by a $16 million loss related to the termination of an inactive reinsurance contract and a $3 million decrease in premiums earned under reinsurance agreements in runoff that was partially offset by a $7 million decrease in the provision for reinsurance reserves resulting from slowing loss progressions as the maximum loss rates for certain origination years have been reached.

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

The components of Changes in fair value of mortgage servicing rights were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Actual prepayments of the underlying mortgage loans	$(50)	$(29)	$(103)	$(73)
Actual receipts of recurring cash flows	(10)	(13)	(21)	(26)
Market-related fair value adjustments	(145)	(117)	(102)	(92)
Total	$(205)	$(159)	$(226)	$(191)

The change in fair value of MSRs due to actual prepayments is driven by two factors: (i) the number of loans that prepaid during the period and (ii) the current value of the mortgage servicing right asset at the time of prepayment.  Market-related fair value adjustments represent the change in fair value of MSRs due to changes in market inputs and assumptions used in the valuation model.  Refer to “—Critical Accounting Policies and Estimates” for a description of the updates made to the model used in the valuation of our mortgage servicing rights.

Quarterly Comparison:  The $21 million increase in actual prepayments of the underlying mortgage loans compared to 2011 was primarily due to a 104% increase in loan payoffs in the capitalized loan servicing portfolio which was partially offset by a 13 basis point decrease in the average MSR value of prepayments.

Market-related fair value adjustments decreased the value of our MSRs by $145 million during the second quarter of 2012 and was primarily attributable to a decrease in mortgage interest rates, including a 36 basis point decrease in the primary mortgage rate used to value our MSR. The $117 million market-related fair value decrease during the second quarter of 2011 was primarily attributable to a decrease in mortgage interest rates and a $20 million decrease in fair value related to higher projected foreclosure costs to service.

Year-to-Date Comparison:  The $30 million increase in actual prepayments of the underlying mortgage loans compared to 2011 was primarily due to a 68% increase in loan payoffs in the capitalized loan servicing portfolio which was partially offset by a 15 basis point decrease in the average MSR value of prepayments.

Market-related fair value adjustments decreased the value of our MSRs by $102 million during the six months ended June 30, 2012 and was primarily attributable to a decrease in mortgage interest rates, including a 32 basis point decrease in the primary mortgage rate used to value our MSR.  The $92 million market-related fair value decrease during the six months ended June 30, 2011 was primarily attributable to a decrease in mortgage interest rates.

Net Derivative Gain (Loss) Related to Mortgage Servicing Rights: From time-to-time, we may use a combination of derivative instruments to protect against potential adverse changes in the fair value of our MSRs resulting from a decline in interest rates. The change in fair value of derivatives is intended to react in the opposite direction of the market-related change in the fair value of MSRs, and generally increase in value as interest rates decline and decrease in value as interest rates rise.  The amount and composition of derivatives used depends on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the increased earnings generated by origination of new loans resulting from the decline in interest rates.

During the second quarter of 2012, we closed out of our derivative contracts that were hedging a minor portion of our mortgage servicing rights based on the current profile of MSR valuation sensitivities relative to the leverage and net worth compliance requirements in our debt agreements.  The value of derivatives related to our MSRs increased by $2 million during the second quarter of 2012 and decreased by $3 million during the six months ended June 30, 2012. There were no open derivatives related to MSRs during either period of 2011.

Other Income

Other income allocable to the Mortgage Servicing segment primarily consists of the change in the net fair value of a mortgage securitization trust where we hold a residual interest.  These residual interests were sold during the first quarter of 2012.

Year-to-Date Comparison:  The $1 million reduction in Other income during the six months ended June 30, 2012 was the resulting loss on sale of our residual interests in the mortgage securitization trust which was partially offset by realized gains from the sale of available-for-sale securities associated with restricted investments held in our reinsurance trust accounts.

The $3 million reduction in Other income during the six months ended June 30, 2011 was primarily attributable to an increase in projected credit losses of the underlying securitized mortgage loans which comprised the securitization trust.

Other Operating Expenses

The following table presents a summary of Other operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Foreclosure-related charges	$39	$24	$104	$39
Corporate overhead allocation	4	4	8	7
Other expenses	24	17	50	30
Total	$67	$45	$162	$76

Foreclosure-related charges are driven by the volume of repurchase and indemnification requests, claims appeal success rates and expected loss severities.  Repurchase requests from all investors and insurers have been volatile and the persistency of these recent trends remains extremely uncertain.  Expected loss severities are impacted by various economic factors including delinquency rates and home price values while our claims appeal success rate can fluctuate based on the validity and composition of repurchase demands and the underlying quality of the loan files.  See “—Risk Management—Consumer Credit Risk—Loan Repurchases and Indemnifications” for a further discussion of the sensitivity of our loan repurchase and indemnification liability.

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

Quarterly Comparison:  Foreclosure-related charges increased by $15 million compared to 2011 and were primarily attributable to a significant increase in our actual and future expected number of repurchase and indemnification requests from the GSEs and a decline in our claims appeal success rate that was partially offset by a decrease in our estimated future loss severities.  The amount of unresolved repurchase and indemnification requests was 36% higher compared to June 30, 2011 and the total number of repurchase requests we received increased by 45% compared to the second quarter of 2011.

The $7 million increase in other expenses compared to 2011 was primarily due to an increase in expenses associated with servicing delinquent and foreclosed loans and real estate owned that was partially offset by a reduction in liabilities for compensatory fees related to foreclosure processing which was driven by changes to the servicing guidelines that were announced during the second quarter of 2012.

Year-to-Date Comparison:  Foreclosure-related charges were $104 million during the six months ended June 30, 2012, compared to $39 million during 2011.  The increase is reflective of the significant increase in the actual and future expected number of repurchase and indemnification requests from the GSEs and a decline in our claims appeal success rate that was partially offset by a decrease in our estimated future loss severities.  The total number of repurchase requests we received increased by 57% compared to the six months ended June 30, 2011.

The $20 million increase in other expenses compared to 2011 was primarily due to an increase in expenses associated with servicing delinquent and foreclosed loans and real estate owned.

Fleet Management Services Segment

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the		Average for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In thousands of units)
Leased vehicles	267	274	268	276
Maintenance service cards	347	318	343	318
Fuel cards	301	293	299	291
Accident management vehicles	314	293	314	294

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Fleet management fees	$45	$44	$92	$86
Fleet lease income	338	343	674	680
Other income	18	19	36	35
Net revenues	401	406	802	801
Salaries and related expenses	16	16	32	31
Occupancy and other office expenses	3	4	7	8
Depreciation on operating leases	303	309	604	615
Fleet interest expense	18	21	36	43
Other depreciation and amortization	2	2	5	5
Other operating expenses	37	35	72	64
Total expenses	379	387	756	766
Segment profit	$22	$19	$46	$35

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

Quarterly Comparison:  Fleet management fees increased by $1 million (2%) compared to 2011 primarily due to higher usage of asset-based fleet management services related to asset dispositions.

Year-to-Date Comparison:  Fleet management fees increased by $6 million (7%) compared to 2011 primarily due to a $4 million increase in fees associated with fee-based products resulting from higher client participation in driver safety training services and an increase in maintenance service card units.  The remaining $2 million increase in Fleet management fees compared to 2011 was due to higher usage of asset-based fleet management services related to asset dispositions.

Fleet Lease Income

The following table presents a summary of the components of Fleet lease income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Leasing revenue	$334	$340	$667	$677
Operating lease syndication revenue	4	3	7	3
Total	$338	$343	$674	$680

Fleet lease income consists of leasing revenue related to operating and direct financing leases as well as the gross sales proceeds associated with our operating lease syndications. We originate certain leases with the intention of syndicating to banks and other financial institutions, which includes the sale of the underlying assets and assignment of any rights to the leases. Upon the transfer and assignment of operating leases that qualify for sales treatment we record the proceeds from the sale within Fleet lease income and recognize the cost of goods sold within Other operating expenses for the undepreciated cost of the asset sold.

Leasing revenue related to operating leases consists of an interest component for the funding cost inherent in the lease as well as a depreciation component for the cost of the vehicles under lease.  Leasing revenue related to direct financing leases consists of an interest component for the funding cost inherent in the lease.

Quarterly Comparison:  Leasing revenue decreased by $6 million (2%) compared to 2011 primarily due to a 3% decline in the average number of leased vehicles, which was partially offset by an increase in net investment in leases reflecting the growth in average lease balances.  The $6 million decrease in leasing revenue was partially offset by a $6 million decrease in Depreciation on operating leases as described below.  The amount of gross sales proceeds related to operating lease syndications resulted in a $1 million increase in Fleet lease income compared to 2011.

Year-to-Date Comparison:  Leasing revenue decreased by $10 million (1%) compared to 2011 primarily due to a 3% decline in the average number of leased vehicles, which was partially offset by an increase in net investment in leases reflecting the growth in average lease balances.  The $10 million decrease in leasing revenue was partially offset by an $11 million decrease in Depreciation on operating leases as described below.  The amount of gross sales proceeds related to operating lease syndications resulted in a $4 million increase in Fleet lease income compared to 2011.

Other Income

Other income primarily consists of gross sales proceeds from our owned vehicle dealerships, the gain or loss from the sale of used vehicles and other ancillary revenues.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our vehicles under operating leases included in Net investment in fleet leases.

Quarterly Comparison:  Depreciation on operating leases decreased by $6 million (2%) compared to 2011 primarily due to a 3% decline in the average number of leased vehicles which was partially offset by an increase in net investment in leases.

Year-to-Date Comparison:  Depreciation on operating leases decreased by $11 million (2%) compared to 2011 primarily due to a 3% decline in the average number of leased vehicles which was partially offset by an increase in net investment in leases.

Fleet Interest Expense

Fleet interest expense is primarily driven by the average volume and cost of funds rate of outstanding borrowings and consists of interest expense associated with borrowings related to leased vehicles, changes in market values of interest rate cap agreements related to vehicle asset-backed debt and amortization of deferred financing fees.

Quarterly Comparison:  Fleet interest expense decreased by $3 million (14%) compared to 2011 primarily due to a favorable change in the cost of funds rates resulting from debt renewals and a decrease in the amortization of deferred financing fees.

Year-to-Date Comparison:  Fleet interest expense decreased by $7 million (16%) compared to 2011 primarily due to a favorable change in the cost of funds rates resulting from debt renewals and a decrease in the amortization of deferred financing fees.

Other Operating Expenses

The following table presents a summary of the components of Other operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Cost of goods sold	$17	$15	$32	$27
Corporate overhead allocation	11	11	22	22
Other expenses	9	9	18	15
Total	$37	$35	$72	$64

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

Quarterly Comparison:  The $2 million increase in cost of goods sold compared to 2011 was primarily attributable to an increase in the amount of operating lease syndications.

Year-to-Date Comparison:  The $5 million increase in cost of goods sold compared to 2011 was primarily attributable to an increase in the amount of operating lease syndications.  Other expenses increased by $3 million compared to 2011 primarily due to expenses associated with higher client participation in driver safety training services.

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

Loan Repurchases and Indemnifications

Foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and on-balance sheet loans in foreclosure and real estate owned.  The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate of defending against requests and estimated loss severities on repurchases and indemnifications. While the best information available is used in estimating our liability, our actual experience can vary significantly from our assumptions as the estimation process is inherently uncertain.  Given the increased levels of repurchase requests and realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of the recorded liability.

As of June 30, 2012, the estimated amount of reasonably possible losses in excess of the recorded liability was $105 million.  This estimate assumes that repurchases and indemnifications remain at an elevated level through the year ended December 31, 2013, our success rate in defending against requests declines and loss severities remain at current levels.  Our estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the criteria used by investors in selecting loans to request; (iii) borrower delinquency patterns; and (iv) general economic conditions.

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

Foreclosure-related reserves consist of the following:

	June 30,	December 31,
	2012	2011
	(In millions)
Loan repurchase and indemnification liability	$140	$95
Allowance for probable foreclosure losses	21	19
Adjustment to value for real estate owned	14	13
Total	$175	$127

A summary of the activity in foreclosure-related reserves is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Balance, beginning of period	$165	$115	$127	$111
Realized foreclosure losses	(33)	(19)	(66)	(35)
Increase in reserves due to:
Change in assumptions	39	24	104	39
New loan sales	4	2	10	7
Balance, end of period	$175	$122	$175	$122

Loan Repurchase & Indemnification Liability

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	As of June 30, 2012			As of December 31, 2011
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total	Requests	Requests	Total
			(In millions)
Agency Invested:
Claim pending (1)	$59	$—	$59	$33	$1	$34
Appealed (2)	29	12	41	24	10	34
Open to review (3)	94	20	114	101	14	115
Agency requests	182	32	214	158	25	183
Private Invested:
Claim pending (1)	16	—	16	3	—	3
Appealed (2)	26	9	35	17	3	20
Open to review (3)	23	9	32	12	4	16
Private requests	65	18	83	32	7	39
Total	$247	$50	$297	$190	$32	$222

(1)       Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)       Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant.  Based on claims received and appealed during the twelve months ended June 30, 2012 that have been resolved, we were successful in refuting approximately 90% of claims appealed.

(3)       Open to review status represents loans where we have not completed our review process.  We appealed approximately 70% of claims received and reviewed during the twelve months ended June 30, 2012.

Approximately 80% and 70% of the unpaid principal balance of our unresolved repurchase requests relates to loans originated between 2005 and 2008 as of June 30, 2012 and December 31, 2011, respectively.

See Note 9, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our foreclosure-related reserves.

Mortgage Reinsurance

In the second quarter of 2012, we terminated one of our inactive reinsurance contracts that resulted in a pre-tax loss of $16 million for the second quarter and six months ended June 30, 2012 which was recorded in Loan servicing income in the Condensed Consolidated Statements of Operations.  See Note 9, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding the termination agreement.

We have remaining exposure to consumer credit risk through losses from one contract with a primary mortgage insurance company that is inactive and in runoff.  We are required to hold securities in trust related to this potential obligation, which were $130 million as of June 30, 2012 and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2012, a liability of $43 million was included in Other liabilities in the accompanying Condensed Consolidated Balance Sheets for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis.

A summary of the activity in reinsurance-related reserves is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		(In millions)
Balance, beginning of period	$72	$110	$84	$113
Realized reinsurance losses(1)	(33)	(17)	(51)	(33)
Increase in liability for reinsurance losses(2)	4	4	10	17
Balance, end of period	$43	$97	$43	$97

(1)             Realized reinsurance losses for the three and six months ended June 30, 2012 includes $21 million related to the release of reserves associated with the termination of an inactive reinsurance agreement.

(2)             The increase in reinsurance reserves is recorded as an expense within Loan servicing income in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of June 30, 2012:

		Maximum			Foreclosures/
	Unpaid	Potential	Average		Real estate
	Principal	Exposure to	Credit		owned/
	Balance (UPB)	Reinsurance Loss	Score(3)	Delinquencies(1)(3)	Bankruptcies(2)(3)
	($ In millions)
Year of Origination:
2003	$208	$50	690	5.20%	8.12%
2004	582	71	690	4.17%	7.99%
2005	534	16	693	4.65%	10.86%
2006	300	—	692	7.08%	11.52%
2007	770	2	699	4.58%	11.36%
2008	539	18	723	3.73%	5.95%
2009	321	7	758	0.57%	0.37%
Total	$3,254	$164	706	4.32%	8.61%

(1)                Represents delinquent mortgage loans for which payments are 60 days or more outstanding as a percentage of the total unpaid principal balance.

(2)                Calculated as a percentage of the total unpaid principal balance.

(3)                Based on March 31, 2012 data.

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

As of June 30, 2012, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital structure to fund growth in assets, to fund business operations, and to meet contractual obligations, including maturities of our indebtedness. In developing our liquidity plan, we consider how our needs may be impacted by various factors including maximum liquidity needs during the period, fluctuations in assets and liability levels due to changes in business operations, levels of interest rates, and working capital needs. We also assess market conditions and capacity for debt issuance in various markets we access to fund our business needs.  Our primary operating funding needs arise from the origination and financing of mortgage loans, the purchase and funding of vehicles under management and the retention of mortgage servicing rights. Our liquidity needs can also be significantly influenced by changes in interest rates due to collateral posting requirements from derivative agreements as well as the levels of repurchase and indemnification requests from investors and insurers of loans that have been previously sold.

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

We are continuing to monitor developments in regulations that may impact our businesses including the Dodd-Frank Act and ongoing GSE reforms that could have a material impact on our liquidity. For more information, see “Part I—Item 1A. Risk Factors—Risk Related to our Company—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” in our Form 10-K and “Item 1A. Risk Factors—Risk Related to our Company—Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.” in this Form 10-Q.

As of June 30, 2012, our near-term unsecured debt maturities include $418 million of Term notes due March 1, 2013.  Additionally, we may need greater liquidity in the short term to fund increases in loan repurchases and indemnifications as well as potential increased collateral posting requirements related to derivative and debt agreements.

On August 2, 2012, our existing Amended Credit Facility agreement was amended and restated, extending $300 million of available commitments.  Under the terms of the new facility (the “Revolving Credit Facility”), $50 million of commitments expire on July 1, 2014 and $250 million of commitments expire on August 2, 2015.  Borrowings under the Revolving Credit Facility are subject to satisfaction of certain conditions, including compliance with a borrowing base coverage ratio test of unencumbered assets to unsecured debt of at least 1.2:1. See Note 15, “Subsequent Events” for further discussion of the facility.

We have historically been reliant on accessing the capital markets for unsecured debt in order to refinance or extend the maturities of our unsecured debt at the parent company level and we may do so in the future.  There has been a prolonged period of uncertainty and volatility in the economy, which may impair or limit our access to unsecured funding.  Additionally, our senior unsecured long-term debt credit ratings are below investment grade, and as a result, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets.

Liquidity and Capital Plan

Our goals for 2012 include a focus on increasing liquidity and cash flow generation, addressing our near-term debt maturities and negotiating an extension of our unsecured revolving credit facility.  Consistent with those goals, we have developed a liquidity and capital plan consisting of various steps to improve our liquidity and capital position, which may involve one or more of the following:

(i)           focusing our efforts to ensure that our operations are cash flow positive, which may include reductions in our correspondent mortgage originations;

(ii)        disposing of assets that are not necessary to support our business strategies, which may include the assets of our reinsurance business; and

(iii)       generating mortgage servicing rights with minimal use of cash.

We have taken the following actions in the six months ended June 30, 2012 to improve our liquidity and capital position:

•                completed an offering of 6.0% Convertible notes due 2017 with $243 million of net cash proceeds;

•                repaid $252 million of unsecured term debt, including the Convertible notes due 2012;

•                generated $78 million of cash from the sale of non-conforming mortgage loans and residual investments and the securitization of fleet leases;

•                generated $40 million of unrestricted cash from our reinsurance subsidiary, including $24 million from the termination of a reinsurance agreement and $16 million from the release of restricted cash in excess of the trust requirements;

•                selectively originated loans in our wholesale/correspondent platform with minimal cash consumption; and

•                aligned our business operations with established cash flow targets to support the repayment of our near-term unsecured debt maturities.

These actions generated $109 million of unrestricted cash during the six months ended June 30, 2012, and combined with our cash flows from other operating, financing and investing activities, as discussed below, our Cash and cash equivalents increased by $286 million from December 31, 2011.

In addition, in August 2012, we amended and restated our Amended Credit Facility.  See Note 15, “Subsequent Events” for details.

We will continue to actively refine our liquidity plan and take all appropriate actions in an effort to ensure we have more than adequate liquidity to meet our debt maturities and other liabilities.  There can be no assurances that we will be successful implementing this plan, or if we are successful, there can be no assurances that our plan will be sufficient to meet our liquidity needs. We believe that the execution of our liquidity and capital plan will provide sufficient liquidity to meet our debt service obligations, fund potential increases in repurchase and indemnification requests and operate our business.  However, the execution of our plan may have a negative impact on our future results of operations, including revenue and net income.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months and to repay our upcoming maturities.  We expect aggregate capital expenditures to be between $40 million and $45 million for 2012, in comparison to $25 million for 2011.

Cash Flows

At June 30, 2012, we had $700 million of Cash and cash equivalents, an increase of $286 million from $414 million at December 31, 2011.  The following table summarizes the changes in Cash and cash equivalents:

	Six Months Ended
	June 30,
	2012	2011	Change
		(In millions)
Cash provided by (used in):
Operating activities	$1,511	$3,099	$(1,588)
Investing activities	(732)	(638)	(94)
Financing activities	(494)	(2,440)	1,946
Effect of changes in exchange rates on Cash and cash equivalents	1	(4)	5
Net increase in Cash and cash equivalents	$286	$17	$269

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  In addition to depreciation and amortization, the operating results of our reportable segments are impacted by the following significant non-cash activities:

•                  Mortgage Production —Capitalization of mortgage servicing rights

•                  Mortgage Servicing —Change in fair value of mortgage servicing rights

•                  Fleet Management Services —Depreciation on operating leases

During the six months ended June 30, 2012, cash provided by operating activities was $1.5 billion.  This is primarily reflective of $1.2 billion of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment and $21 million received from counterparties related to cash collateral posted on derivative agreements. Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing and Fleet Management Services segments.

The net cash provided by the operating activities of our Mortgage Production segment resulted from a $682 million decrease in the Mortgage loans held for sale balance in our Condensed Consolidated Balance Sheets between June 30, 2012 and December 31, 2011, which is the result of timing differences between origination and sale as of the end of each period.  The decrease in Mortgage loans held for sale also resulted in a decrease in Mortgage Asset-Backed Debt as further described in Financing Activities below.

During the six months ended June 30, 2011, cash provided by our operating activities was $3.1 billion.  This was reflective of $2.9 billion of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment and in the operating activities of our Fleet Management Services segment.  Other adjustments and changes in other assets and liabilities, net primarily includes the $68 million gain on the sale of an interest in our appraisal services business and a net cash outflow of $200 million for cash collateral on derivative agreements.

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

During the six months ended June 30, 2012, cash used in our investing activities was $732 million, which primarily consisted of $814 million in net cash outflows from the purchase and sale of vehicles, partially offset by a $76 million net decrease in Restricted cash, cash equivalents and investments primarily due to the release of restricted cash and investments held in trust to the primary mortgage insurer which resulted from the termination of one of our reinsurance agreements.

During the six months ended June 30, 2011, cash used in our investing activities was $638 million, which primarily consisted of $650 million in net cash outflows from the purchase and sale of vehicles, partially offset by $20 million in net cash inflows from the sale of an interest in our appraisal services business.

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

During the six months ended June 30, 2012, cash used in our financing activities was $494 million and related to $446 million of net payments on secured borrowings resulting from the decreased funding requirements for Mortgage loans held for sale described in Operating Activities and $9 million of net payments on unsecured borrowings resulting from the repayment of the Convertible notes due 2012 which was offset by the issuance of the Convertible Senior Notes due 2017.  Our financing activities also reflect our efforts to maximize secured borrowings against the available asset base.

During the six months ended June 30, 2011, cash used in our financing activities was $2.4 billion and related to net payments on borrowings resulting from the decreased funding requirements for Mortgage loans held for sale described in Operating Activities and Investing Activities above.

Debt

We utilize both secured and unsecured debt as key components of our financing strategy.  Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	June 30,	December 31,
	2012	2011
	(In millions)
Restricted cash, cash equivalents and investments	$497	$574
Mortgage loans held for sale	1,976	2,658
Net investment in fleet leases	3,701	3,515
Mortgage servicing rights	1,157	1,209
Total	$7,331	$7,956

Asset-backed debt is used primarily to support our investments in vehicle management and mortgage assets, and is secured by collateral which include certain Mortgage loans held for sale and Net investment in fleet leases, among other assets.  The outstanding balance under the asset-backed debt facilities varies daily based on our current funding needs for eligible collateral.  In addition, amounts undrawn and available under our revolving credit facility can also be utilized to supplement asset-backed facilities and provide for the funding of vehicles in the U.S. and Canada as well as the funding of mortgage originations.

The following table summarizes our Debt as of June 30, 2012:

		Total Assets
		Held as
	Balance	Collateral(1)
	(In millions)
Vehicle Management Asset-Backed Debt	$3,324	$3,953
Mortgage Asset-Backed Debt	1,789	1,866
Unsecured Debt	1,287	—
Total	$6,400	$5,819

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

Vehicle management asset-backed funding arrangements consisted of the following facilities as of June 30, 2012:

				End of	Estimated
		Total	Available	Revolving	Maturity
	Balance	Capacity	Capacity(1)	Period(2)	Date(3)
	(In millions)
Chesapeake 2009-1	$136	n/a	n/a	n/a	12/15/12
Chesapeake 2009-2	498	n/a	n/a	n/a	02/15/14
Chesapeake 2009-3	43	n/a	n/a	n/a	08/07/14
Chesapeake 2009-4	28	n/a	n/a	n/a	11/07/12
FLRT 2010-1	67	n/a	n/a	n/a	12/15/13
Term notes, in amortization	772
Chesapeake 2011-2	350	$350	$—	09/19/13	06/07/16
Chesapeake 2012-1	643	643	—	04/18/13	01/07/16
Term notes, in revolving period	993	993	—
Chesapeake 2010-1	574	875	301	06/26/13	03/07/16
FLRT 2010-2	547	741	194	08/30/12	04/15/22
Chesapeake 2011-1	410	625	215	06/26/14	10/07/16
Variable funding-notes	1,531	2,241	710
Other	28	28	—
Total	$3,324	$3,262	$710

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

Mortgage asset-backed funding arrangements consisted of the following as of June 30, 2012:

		Total		Available	Maturity
	Balance	Capacity		Capacity(1)	Date
	(In millions)
Debt:
Committed facilities of PHH Mortgage:
Fannie Mae	$652	$1,000		$348	12/15/12
Royal Bank of Scotland plc	187	500		313	06/21/13
Bank of America	50	415		365	10/11/12(2)
Barclays Bank PLC	69	350		281	12/11/12
Wells Fargo Bank	26	300		274	08/10/12(4)
Credit Suisse First Boston Mortgage Capital LLC	103	250	(3)	147	05/22/13
Committed facilities of PHH Home Loans:
Credit Suisse First Boston Mortgage Capital LLC	352	425	(3)	73	05/22/13
Wells Fargo Bank	142	150		8	08/10/12(4)
Barclays Bank PLC	140	150		10	12/11/12
Committed repurchase facilities	1,721	3,540		1,819
Uncommitted facilities of PHH Mortgage:
Fannie Mae	—	2,000		2,000	n/a
Uncommitted repurchase facilities	—	2,000		2,000
Servicing advance facility	68	120		52	06/30/13
Total	$1,789	$5,660		$3,871

Off-Balance Sheet Gestation Facilities:
JP Morgan Chase	$156	$500		$344	09/30/12

(1)              Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)              Provided certain conditions are met, the Bank of America facility may be renewed for an additional year at our request.

(3)              We may allocate a limited amount of capacity from the committed facilities with Credit Suisse First Boston Mortgage Capital LLC between PHH Mortgage and PHH Home Loans; however, the aggregate combined borrowing capacity cannot exceed $675 million.  The borrowing capacities in the table above reflects the maximum available to PHH Home Loans.

(4)              In July 2012, the Wells Fargo Bank facilities were amended and the respective maturity dates were extended to October 9, 2012.

Unsecured Debt

Unsecured credit facilities are utilized to fund our short-term working capital needs to fund our MSRs and to supplement asset-backed facilities and provide for a portion of the operating needs of our mortgage and fleet management businesses.  As of and during the six months ended June 30, 2012, there were no amounts outstanding under the Amended Credit Facility.

Unsecured borrowing arrangements consisted of the following as of June 30, 2012:

		Balance	Total	Available		Maturity
	Balance	at Maturity	Capacity	Capacity		Date
	(In millions)
4% notes due in 2014	$218	$250	n/a	n/a		09/01/14
6% notes due in 2017	192	250	n/a	n/a		06/15/17
Convertible notes	410	500
9.25% notes due in 2016	449	450	n/a	n/a		03/01/16
7.125% notes due in 2013	420	418	n/a	n/a		03/01/13
Other	8	8	n/a	n/a		04/15/18
Term notes	877	876
Amended Credit Facility	—	—	$525	$507	(1)	02/28/13(2)
Other	—	—	5	5		09/30/12
Credit Facilities	—	—	$530	$512
Total	$1,287	$1,376

(1)              Utilized capacity reflects $18 million of letters of credit issued under the Amended Credit Facility, which are not included in Debt in the Condensed Consolidated Balance Sheet.

(2)    In August 2012, the Amended Credit Facility was amended and restated as discussed in Note 15, “Subsequent Events”.

As of July 24, 2012, our credit ratings, and ratings outlook on our senior unsecured debt were as follows:

	Senior	Short-Term	Ratings
	Debt	Debt	Outlook/Watch
Moody’s Investors Service	Ba2	NP	Negative
Standard & Poors	BB-	B	Negative
Fitch	BB	B	Negative

In the three months ended June 30, 2012, Fitch Ratings downgraded our long-term Issuer Default Ratings and senior unsecured debt rating to ‘BB’ from ‘BB+’, removed us from Ratings Watch Negative and maintained our Rating Outlook as Negative.  The downgrade reflects Fitch’s assessment of a variety of factors, including but not limited to: an increase in potential mortgage loan repurchases, our hedge practices related to our mortgage servicing rights, and uncertainties regarding our liquidity profile.

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

See “Item 1A. Risk Factors—Risk Related to Our Company—Our senior unsecured long-term debt ratings are below investment grade (and were subject to recent downgrades) and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.” in this Form 10-Q for more information.

Debt Covenants

Certain of our debt arrangements require the maintenance of certain financial ratios and contain other affirmative and negative covenants, termination events, and other restrictions, including, but not limited to, covenants relating to material adverse changes, liquidity maintenance, restrictions on our indebtedness and the indebtedness of our material subsidiaries, mergers, liens, liquidations, sale and leaseback transactions, and restrictions on certain types of payments, including dividends and stock repurchases.  Certain other debt arrangements, including the Fannie Mae committed facility, contain provisions that permit us or our counterparty to terminate the arrangement upon the occurrence of certain events, including those described below.

There were no significant amendments to the terms of debt covenants during the six months ended June 30, 2012.  The covenants of the Amended Credit Facility were amended in August 2012.  See Note 15, “Subsequent Events” for additional information.

As of June 30, 2012, we were in compliance with all financial covenants related to our debt arrangements.

During the six months ended June 30, 2012, the termination events for the Fannie Mae committed facility were amended to require that we maintain (i) on the last day of each fiscal quarter, consolidated net worth of at least $1.0 billion; (ii) on the last day of each fiscal quarter, a ratio of indebtedness to tangible net worth no greater than 6.5 to 1; (iii) a minimum of $1.0 billion in committed mortgage warehouse or gestation facilities, with no more than $500 million of gestation facilities included towards the minimum, but excluding committed or uncommitted loan purchase arrangements or other funding arrangements from Fannie Mae and any mortgage warehouse capacity provided by government sponsored enterprises; and (iv) compliance with certain loan repurchase trigger event criteria related to the aging of outstanding loan repurchase demands by Fannie Mae.

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

We used June 30, 2012 market rates on our instruments to perform the sensitivity analysis.  The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2012 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets:
Restricted investments	$1	$1	$1	$(1)	$(1)	$(2)
Mortgage loans held for sale	23	19	11	(14)	(31)	(72)
Interest rate lock commitments	59	47	27	(37)	(83)	(199)
Forward loan sale commitments	(88)	(68)	(39)	50	109	248
Option contracts	(2)	(1)	(1)	2	7	29
Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(8)	(3)	(2)	1	2	6
Mortgage servicing rights	(280)	(147)	(77)	79	156	300
Total mortgage assets	(287)	(149)	(78)	79	157	304
Total vehicle assets	2	1	1	(1)	(1)	(2)
Interest rate contracts	—	—	—	—	—	1
Total liabilities	(32)	(16)	(8)	8	15	31
Total, net	$(317)	$(164)	$(85)	$86	$171	$334

Item 4.  Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding legal proceedings, see Note 10, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

This Item 1A should be read in conjunction with “Part I—Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2011.  Other than with respect to the risk factors discussed below, there have been no material changes from the risk factors disclosed in our Form 10-K.

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

If any of our credit facilities are terminated or are not renewed, including as a result of our breach or a lowering of our credit ratings, or if conditions in the credit markets worsen dramatically and it is not possible or economical for us to complete the sale or securitization of our originated mortgage loans or vehicle leases, we may be unable to find replacement financing on commercially favorable terms, if at all, which could adversely impact our operations and prevent us from: (i) executing our business plan and related risk management strategies; (ii) originating new mortgage loans or vehicle leases; or (iii) fulfilling commitments made in the ordinary course of business. These factors could reduce revenues attributable to our business activities or require us to sell assets at below market prices, either of which would have a material adverse effect on our overall business and consolidated financial position, results of operations and cash flows. Most of our mortgage asset backed debt facilities are 364-day facilities that mature within one year. Generally, these facilities require us to maintain a specified amount of available liquidity from other facilities. As such, our liquidity plan and compliance with debt covenants depends on our ability to renew multiple facilities within a short time frame.

Our senior unsecured long-term debt ratings are below investment grade (and were subject to recent downgrades) and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.

Our senior unsecured long-term debt ratings are below investment grade. As a result of our senior unsecured long-term debt credit ratings being below investment grade, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets. We may be required to rely on alternative financing, such as bank lines and private debt placements, and may also be required to pledge otherwise unencumbered assets. There can be no assurances that we would be able to find such alternative financing on terms acceptable to us, if at all. Furthermore, we may be unable to renew all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance our mortgage loans held for sale, mortgage servicing rights and net investment in fleet leases. Any of the foregoing would have a material adverse effect on our business, financial position, results of operations and cash flows.

On December 21, 2011, Standard & Poor’s Ratings Services (“S&P”) lowered our senior unsecured debt rating two notches with a negative outlook. S&P may lower our rating by another notch or more if we are unable to refinance the $418 million aggregate principal amount of our debt maturing in 2013 or are unable to put in place sources of liquidity to fund our business satisfactory to S&P.

On January 10, 2012, Moody’s Investors Service, Inc. (“Moody’s”) affirmed our senior unsecured debt rating and corporate family rating and our commercial paper rating. Additionally, Moody’s changed its outlook for our senior unsecured debt and corporate family ratings to negative from stable.

In addition, on May 30, 2012, Fitch removed our long-term issuer default rating and senior unsecured debt rating from Rating Watch Negative and lowered both ratings one notch with a negative rating outlook. Fitch may lower our ratings by another notch or more if losses arising from mortgage repurchase claims from the GSEs significantly exceed our operating cash flows and other liquidity sources; declines in mortgage origination cause our natural hedge ratio to materially worsen; or if we are unable to put in place sources of liquidity to fund our business satisfactory to Fitch.

The December 21, 2011 S&P downgrade and May 30, 2012 Fitch downgrade and any possible negative future action by S&P, Fitch or any of the other ratings agencies will exacerbate the risks described above. We cannot assure you what impact any debt ratings downgrade may have on our cost of capital, ability to incur new indebtedness or refinance our existing indebtedness or ability to retain or secure customers.

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

We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Failure to maintain our relationships with each of Fannie Mae, Freddie Mac and Ginnie Mae could materially and adversely affect our business, financial position, results of operations or cash flows.

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

During 2011, 92% of our mortgage loan sales were sold to, or were sold pursuant to programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from our relationships with Fannie Mae, Freddie Mac and Ginnie Mae, including the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees, the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures and the use of mortgage warehouse facilities with Fannie Mae pursuant to which, as of June 30, 2012, we had total capacity of $3.0 billion, made up of $1.0 billion of committed and $2.0 billion uncommitted capacity. Due to the downgrade of our credit rating by S&P on December 21, 2011, Fannie Mae had the right to terminate its $1.0 billion committed early funding letter agreement (the “Committed Funding Letter Agreement”). On April 27, 2012, we renewed our master agreement with Fannie Mae and amended certain other agreements with Fannie Mae, including an amendment to the Committed Funding Letter Agreement (the “Amended Committed Funding Letter Agreement”). Pursuant to the Amended Committed Funding Letter Agreement, the termination event related to our credit ratings was removed and other termination events were added, most of which are generally consistent with existing covenants under our various other debt facilities. These additional termination events include, among others, a failure to maintain (i) on the last day of each fiscal quarter, consolidated net worth of at least $1.0 billion; (ii) on the last day of each fiscal quarter, a ratio of indebtedness to tangible net worth no greater than 6.5 to 1; (iii) a minimum of $1.0 billion in committed mortgage warehouse facilities or Gestation Facilities, with no more than $500 million of Gestation Facilities included towards the minimum, but excluding committed or uncommitted loan purchase arrangements or other funding arrangements from Fannie Mae and any mortgage warehouse capacity provided by GSEs; and (iv) compliance with certain loan repurchase trigger event criteria related to the aging of outstanding loan repurchase demands by Fannie Mae. Unless earlier terminated, the Amended Committed Funding Letter Agreement expires on December 15, 2012.

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

We have relationships with several clients that represent a significant portion of our revenues and mortgage loan originations for our Mortgage Production segment. In particular, Realogy and Merrill Lynch Home Loans, a division of Bank of America, National Association, represented approximately 22% and 21%, respectively, of our mortgage loan originations for the year ended December 31, 2011. The loss of any one of these clients, whether due to insolvency, their unwillingness or inability to perform their obligations under their respective contractual relationships with us, their termination of their respective contractual relationships with us due to our failure to fully satisfy our contractual obligations, or if we are not able to renew on commercially reasonable terms any of their respective contractual relationships with us, would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit (loss) of our Mortgage Production segment and this would also have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.

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

•                 we become subject to any regulatory order or governmental proceeding and such order or proceeding prevents or materially impairs PHH Home Loans’ ability to originate mortgage loans for any period of time (which order or proceeding is not generally applicable to companies in the mortgage lending business) in a manner that adversely affects the value of one or more of the quarterly distributions to be paid by PHH Home Loans pursuant to the PHH Home Loans Operating Agreement;

•                 PHH Home Loans otherwise is not permitted by law, regulation, rule, order or other legal restriction to perform its origination function in any jurisdiction, but in such case exclusivity may be terminated only with respect to such jurisdiction; or

•                 PHH Home Loans does not comply with its obligations to complete an acquisition of a mortgage loan origination company under the terms of the Strategic Relationship Agreement.

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

Moreover, certain of the events that give Realogy the right to terminate its exclusivity obligations with respect to us under the Strategic Relationship Agreement would also give Realogy the right to terminate its other agreements and arrangements with us. For example, the PHH Home Loans Operating Agreement also permits Realogy to terminate the mortgage venture with us (i) upon our material breach of any representation, warranty, covenant or other agreement contained in the Strategic Relationship Agreement, the Marketing Agreement, the Trademark License Agreements or certain other related agreements that is not cured following any applicable notice or cure period; (ii) if we become subject to any regulatory order or governmental proceeding that prevents or materially impairs PHH Home Loans’ ability to originate mortgage loans for any period of time (which order or proceeding is not generally applicable to companies in the mortgage lending business) in a manner that adversely affects the value of one or more of the quarterly distributions to be paid by PHH Home Loans pursuant to the PHH Home Loans Operating Agreement; (iii) in the event of a change in control of us, PHH Broker Partner Corporation or any other affiliate of ours involving certain competitors or other specified parties; (iv) if PHH Home Loans fails to make scheduled distributions pursuant to the PHH Home Loans Operating Agreement; (v) in the event of the bankruptcy or insolvency of us or PHH Mortgage; or (vi) upon any act or omission by us or our subsidiaries that causes or would reasonably be expected to cause material harm to Realogy or any of its subsidiaries. Upon a termination of the PHH Home Loans joint venture by Realogy or its affiliates, Realogy will have the right either (i) to require that we or certain of our affiliates purchase all of Realogy’s interest in PHH Home Loans; or (ii) to cause us to sell our interest in PHH Home Loans to an unaffiliated third party designated by certain of Realogy’s affiliates. If we were required to purchase Realogy’s interest in PHH Home Loans, that could have an adverse impact on our liquidity. Additionally, any termination of PHH Home Loans will also result in a termination of the Strategic Relationship Agreement and our exclusivity rights under the Strategic Relationship Agreement. Pursuant to the terms of the PHH Home Loans Operating Agreement, beginning on February 1, 2015, Realogy will have the right at any time upon two years’ notice to us to terminate its interest in PHH Home Loans. If Realogy were to terminate PHH Home Loans or our other arrangements with Realogy, including its exclusivity obligations with respect to us, any such termination would likely result in our loss of most, if not all, of our mortgage loan originations, Net revenues and Segment profit (loss) of our Mortgage Production segment derived from Realogy’s affiliates, which loss would have a material adverse effect on our overall business and our consolidated financial position, results of operations, cash flows and liquidity.

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

PHH CORPORATION

	By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer

Date: August 8, 2012

	By:	/s/ Robert B. Crowl
Robert B. Crowl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 8, 2012

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

4.3	Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt not being registered.	Filed herewith.

4.4‡‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.5	Trust Indenture dated as of November 16, 2009, between BNY Trust Company of Canada as issuer trustee of Fleet Leasing Receivables Trust and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.6

Indenture dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.

Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.6.1

Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.

Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.6.2

Supplemental Indenture No. 2 dated as of January 30, 2001 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.

Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 8, 2001.

Exhibit No.	Description	Incorporation by Reference

4.6.3

Supplemental Indenture No. 3 dated as of May 30, 2002 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.

Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed on August 8, 2007.

4.6.4

Supplemental Indenture No. 4 dated as of August 31, 2006 between PHH Corporation and The Bank of New York Mellon (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as Trustee.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

4.6.5	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 9, 2008.

4.6.6	Form of 7.125% Note due 2013.	Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on February 24, 2003.

4.7	Indenture dated as of September 29, 2009, by and between PHH Corporation and The Bank of New York Mellon, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.7.1	Form of Global Note 4.00% Convertible Senior Note Due 2014.	Incorporated by reference to Exhibit A of Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.8	Indenture dated as of August 11, 2010 between PHH Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 12, 2010.

4.8.1	Form of 9 1/4% Senior Note Due 2016.	Incorporated by reference to Exhibit 4.8.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed on May 4, 2011.

4.8.2	First Supplemental Indenture, dated December 12, 2011, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 12, 2011.

4.9	Base Indenture, dated January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 17, 2012.

4.9.1	First Supplemental Indenture, dated January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 17, 2012.

4.9.2	Form of 6.00% Convertible Senior Note due 2017.	Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on January 17, 2012.

Exhibit No.	Description	Incorporation by Reference

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

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 11, 2012.

10.2	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.1	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.2	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on April 4, 2008.

Exhibit No.	Description	Incorporation by Reference

10.2.3	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.4	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on April 4, 2008.

10.2.5	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on April 4, 2008.

10.3

Purchase Agreement dated September 23, 2009, by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit No.	Description	Incorporation by Reference

10.3.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

10.4†	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2010.

10.4.1†	PHH Corporation Unanimous Written Consent of the Board of Directors effective August 18, 2010.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2010.

10.4.2†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.4.3†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

10.4.4†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.4.5†	First Amendment to the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, effective August 18, 2010.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2010.

Exhibit No.	Description	Incorporation by Reference

10.4.6†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.4.7†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.4.8†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.4.9†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.4.10†	Separation Agreement between PHH Corporation and Mark R. Danahy dated as of August 4, 2010.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2010.

10.4.11†	Letter Agreement between PHH Corporation and Alvarez & Marsal North America, LLC dated March 1, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2011.

10.4.12†	Separation Agreement by and between Sandra Bell and PHH Corporation dated as of May 6, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2011.

10.4.13†	Form of Restrictive Covenant Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 18, 2011.

10.4.14†	Form of 2011 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 18, 2011.

10.4.15†‡‡	Form of 2011 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.6.16 to our Annual Report on Form 10-K filed on February 28, 2012.

10.4.16†	Form of 2012 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2012.

10.4.17†	Form of 2012 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 24, 2012.

10.4.18†	Separation Agreement between PHH Corporation and Jerome J. Selitto dated as of April 30, 2012.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 1, 2012.

10.4.19†	Restrictive Covenant Agreement between PHH Corporation and Robert B. Crowl dated as of May 9, 2012.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2012.

10.4.20†	Restrictive Covenant Agreement between PHH Corporation and David E. Tucker dated as of May 25, 2012.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2012.

10.4.21†	Separation Agreement between PHH Corporation and Luke Hayden dated as of June 25, 2012.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2012.

Exhibit No.	Description	Incorporation by Reference

10.5‡‡

Purchase Agreement, dated August 6, 2010, by and between PHH Corporation, Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and RBS Securities Inc., as representatives of the Initial Purchasers.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2010.

10.6	Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated December 15, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2011.

10.6.1	Amendment No. 1 to Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated April 27, 2012.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 1, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.