Form 10-Q
period 2012-09-30
PHH CORP
filed 2012-11-08
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 22, 2012, 56,701,439 shares of PHH common stock were outstanding.

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

•            our belief that sources of liquidity will be adequate to fund operations;

•            our expectations regarding our ability to achieve our liquidity plans;

•            mortgage repurchase and indemnification requests and associated reserves and provisions; and

•            our assessment of legal proceedings and associated reserves and provisions.

Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, “Part II—Item 1A. Risk Factors” in this Form 10-Q and those factors described below:

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES
Mortgage fees	$91	$68	$254	$210
Fleet management fees	45	42	137	128
Net fee income	136	110	391	338
Fleet lease income	340	370	1,014	1,050
Gain on mortgage loans, net	257	203	695	381
Mortgage interest income	24	24	70	82
Mortgage interest expense	(54)	(48)	(162)	(150)
Mortgage net finance expense	(30)	(24)	(92)	(68)
Loan servicing income	112	112	333	337
Change in fair value of mortgage servicing rights	(225)	(410)	(451)	(601)
Net derivative gain related to mortgage servicing rights	8	1	5	1
Valuation adjustments related to mortgage servicing rights, net	(217)	(409)	(446)	(600)
Net loan servicing loss	(105)	(297)	(113)	(263)
Other income	26	22	65	127
Net revenues	624	384	1,960	1,565

EXPENSES
Salaries and related expenses	159	124	438	375
Occupancy and other office expenses	15	14	43	44
Depreciation on operating leases	304	307	908	922
Fleet interest expense	18	19	52	60
Other depreciation and amortization	7	7	19	19
Other operating expenses	177	155	512	368
Total expenses	680	626	1,972	1,788
Loss before income taxes	(56)	(242)	(12)	(223)
Income tax benefit	(33)	(104)	(32)	(100)
Net (loss) income	(23)	(138)	20	(123)
Less: net income attributable to noncontrolling interest	19	10	44	17
Net loss attributable to PHH Corporation	$(42)	$(148)	$(24)	$(140)
Basic loss per share attributable to PHH Corporation	$(0.74)	$(2.62)	$(0.42)	$(2.48)
Diluted loss per share attributable to PHH Corporation	$(0.74)	$(2.62)	$(0.42)	$(2.48)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net (loss) income	$(23)	$(138)	$20	$(123)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	7	(16)	7	(10)
Change in unrealized gains on available-for-sale securities, net	—	—	(1)	1
Change in unfunded pension liability, net	—	1	1	1
Total other comprehensive income (loss), net of tax	7	(15)	7	(8)

Total comprehensive (loss) income	(16)	(153)	27	(131)
Less: comprehensive income attributable to noncontrolling interest	19	10	44	17
Comprehensive loss attributable to PHH Corporation	$(35)	$(163)	$(17)	$(148)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In millions, except share data)

	September 30,	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$677	$414
Restricted cash, cash equivalents and investments (including $126 and $226 of available-for-sale securities at fair value)	435	574
Mortgage loans held for sale	1,953	2,658
Accounts receivable, net of allowance for doubtful accounts of $4 and $2	742	700
Net investment in fleet leases	3,653	3,515
Mortgage servicing rights	1,002	1,209
Property, plant and equipment, net	68	64
Goodwill	25	25
Other assets	691	618
Total assets (1)	$9,246	$9,777

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$516	$504
Debt	6,318	6,914
Deferred taxes	604	626
Other liabilities	309	272
Total liabilities (1)	7,747	8,316
Commitments and contingencies (Note 10)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 56,695,730 shares issued and outstanding at September 30, 2012; 56,361,155 shares issued and outstanding at December 31, 2011	1	1
Additional paid-in capital	1,120	1,082
Retained earnings	314	338
Accumulated other comprehensive income	28	21
Total PHH Corporation stockholders’ equity	1,463	1,442
Noncontrolling interest	36	19
Total equity	1,499	1,461
Total liabilities and equity	$9,246	$9,777

See accompanying Notes to Condensed Consolidated Financial Statements.

Continued.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)
(In millions)

(1)             The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle their obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$63	$57
Restricted cash, cash equivalents and investments	236	313
Mortgage loans held for sale	722	484
Accounts receivable, net	96	79
Net investment in fleet leases	3,547	3,390
Property, plant and equipment, net	2	1
Other assets	49	66
Total assets	$4,715	$4,390

LIABILITIES
Accounts payable and accrued expenses	$35	$36
Debt	4,025	3,549
Other liabilities	22	9
Total liabilities	$4,082	$3,594

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In millions, except share data)

	PHH Corporation Stockholders’ Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Nine Months Ended September 30, 2012

Balance at December 31, 2011	56,361,155	$1	$1,082	$338	$21	$19	$1,461

Total comprehensive (loss) income	—	—	—	(24)	7	44	27
Distributions to noncontrolling interest	—	—	—	—	—	(27)	(27)
Stock compensation expense	—	—	3	—	—	—	3
Stock issued under share-based payment plans	334,575	—	(1)	—	—	—	(1)
Conversion option related to Convertible note issuance, net (Note 7)	—	—	33	—	—	—	33
Recognition of deferred taxes related to Convertible notes	—	—	3	—	—	—	3

Balance at September 30, 2012	56,695,730	$1	$1,120	$314	$28	$36	$1,499

Nine Months Ended September 30, 2011

Balance at December 31, 2010	55,699,218	$1	$1,069	$465	$29	$14	$1,578

Total comprehensive (loss) income	—	—	—	(140)	(8)	17	(131)
Distributions to noncontrolling interest	—	—	—	—	—	(16)	(16)
Stock compensation expense	—	—	5	—	—	—	5
Stock issued under share-based payment plans	641,495	—	6	—	—	—	6

Balance at September 30, 2011	56,340,713	$1	$1,080	$325	$21	$15	$1,442

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$20	$(123)
Adjustments to reconcile Net income (loss) to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(244)	(357)
Net unrealized loss on mortgage servicing rights and related derivatives	446	600
Vehicle depreciation	908	922
Other depreciation and amortization	19	19
Origination of mortgage loans held for sale	(28,230)	(27,013)
Proceeds on sale of and payments from mortgage loans held for sale	29,655	29,131
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(746)	(321)
Deferred income tax benefit	(42)	(109)
Other adjustments and changes in other assets and liabilities, net	16	(410)
Net cash provided by operating activities	1,802	2,339

Cash flows from investing activities:
Investment in vehicles	(1,282)	(1,190)
Proceeds on sale of investment vehicles	227	280
Net cash received (paid) on derivatives related to mortgage servicing rights	7	(1)
Purchases of property, plant and equipment	(18)	(16)
Purchases of restricted investments	(151)	(185)
Proceeds from sales and maturities of restricted investments	187	204
Decrease (increase) in restricted cash and cash equivalents	105	(15)
Other, net	21	24
Net cash used in investing activities	(904)	(899)

Cash flows from financing activities:
Proceeds from secured borrowings	48,063	42,065
Principal payments on secured borrowings	(48,472)	(43,668)
Proceeds from unsecured borrowings	518	610
Principal payments on unsecured borrowings	(671)	(530)
Issuances of common stock	1	8
Cash paid for debt issuance costs	(43)	(20)
Other, net	(31)	(15)
Net cash used in financing activities	(635)	(1,550)

Effect of changes in exchange rates on Cash and cash equivalents	—	(1)
Net increase (decrease) in Cash and cash equivalents	263	(111)
Cash and cash equivalents at beginning of period	414	195
Cash and cash equivalents at end of period	$677	$84

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

On March 31, 2011, the Company sold 50.1% of the equity interests in its appraisal services business, Speedy Title and Appraisal Review Services, (“STARS”) to CoreLogic, Inc. for a total purchase price of $35 million.  For the nine months ended September 30, 2011, a $68 million gain on the sale of the 50.1% equity interest was recorded within Other income.  Subsequent to March 31, 2011, the Company participates in the appraisal services business through its 49.9% ownership interest in STARS, and is entitled to its proportionate share of STARS’ earnings.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Earnings Per Share

Basic loss per share attributable to PHH Corporation was computed by dividing Net loss attributable to PHH Corporation for the period by the weighted-average number of shares outstanding during the period. Diluted loss per share attributable to PHH Corporation was computed by dividing Net loss attributable to PHH Corporation for the period by the weighted-average number of shares outstanding during the period, assuming all potentially dilutive common shares were issued.

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

The following table summarizes the calculations of basic and diluted loss per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions, except share and per share data)
Net loss attributable to PHH Corporation	$(42)	$(148)	$(24)	$(140)

Weighted-average common shares outstanding — basic and diluted(1)	56,842,323	56,436,649	56,768,027	56,297,629

Basic and diluted loss per share attributable to PHH Corporation	$(0.74)	$(2.62)	$(0.42)	$(2.48)

Anti-dilutive securities excluded from the computation of dilutive securities:
Outstanding stock-based compensation awards	2,356,488	2,062,302	2,356,488	2,062,302
Assumed conversion of debt securities	5,494,884	—	3,750,848	594,876

(1)             Due to the net loss recognized for the three and nine months ended September 30, 2012 and 2011, there were no potentially dilutive securities included in the calculations of diluted earnings per share, as their inclusion would have been antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Restricted Cash, Cash Equivalents and Investments

The following table summarizes Restricted cash, cash equivalents and investment balances:

	September 30,	December 31,
	2012	2011
	(In millions)
Restricted cash and cash equivalents	$309	$348
Restricted investments, at fair value	126	226
Total	$435	$574

The restricted cash related to our reinsurance activities is invested in certain debt securities as permitted under the reinsurance agreements.  The restricted investments are classified as available-for-sale securities and remain in trust for capital fund requirements and potential reinsurance losses.  In 2012, the Company terminated one of its reinsurance agreements.  As a result, the restricted cash and investments held in trust to pay future losses were released and the remaining liability was settled with the primary mortgage insurer.  See Note 9, “Credit Risk” for information regarding the termination.

The following tables summarize Restricted investments, at fair value:

	September 30, 2012
					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
			(In millions)
Corporate securities	$30	$31	$1	$—	26 mos.
Agency securities (1)	22	22	—	—	36 mos.
Government securities	72	73	1	—	18 mos.
Total	$124	$126	$2	$—	23 mos.

	December 31, 2011
					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
			(In millions)
Corporate securities	$53	$54	$1	$—	28 mos.
Agency securities (1)	118	119	1	—	19 mos.
Government securities	52	53	1	—	34 mos.
Total	$223	$226	$3	$—	25 mos.

(1)             Represents bonds and notes issued by various agencies including, but not limited to, Fannie Mae, Freddie Mac and Federal Home Loan Banks.

During the three months ended September 30, 2012, the amount of realized gains and losses from the sale of available-for-sale securities was not significant.  During the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, realized gains of $1 million from the sale of available-for-sale securities were recorded and realized losses were not significant.

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

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the servicing portfolio associated with loans subserviced for others.  The total servicing portfolio, including loans subserviced for others was $185.1 billion and $182.4 billion as of September 30, 2012 and December 31, 2011, respectively.  Mortgage servicing rights (“MSRs”) recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio, and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Nine Months Ended
	September 30,
	2012	2011
	(In millions)
Balance, beginning of period	$147,088	$134,753
Additions	24,794	26,502
Payoffs, sales and curtailments	(27,102)	(16,980)
Balance, end of period	$144,780	$144,275

The activity in capitalized MSRs consisted of:

	Nine Months Ended
	September 30,
	2012	2011
	(In millions)
Balance, beginning of period	$1,209	$1,442
Additions	244	357
Changes in fair value due to:
Realization of expected cash flows	(199)	(146)
Changes in market inputs or assumptions used in the valuation model	(252)	(455)
Balance, end of period	$1,002	$1,198

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Servicing fees from capitalized portfolio	$106	$111	$329	$327
Late fees	5	5	15	15
Other ancillary servicing revenue	10	11	30	30

As of September 30, 2012 and December 31, 2011, the MSRs had a weighted-average life of approximately 4.1 years and 4.2 years, respectively.  See Note 12, “Fair Value Measurements” for additional information regarding the valuation of MSRs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Nine Months Ended
	September 30,
	2012	2011
	(In millions)
Proceeds from new loan sales or securitizations	$25,895	$26,984
Servicing fees from capitalized portfolio(1)	329	327
Other cash flows on retained interests (2)	5	—
Purchases of delinquent or foreclosed loans (3)	(70)	(32)
Servicing advances (4)	(975)	(1,296)
Repayment of servicing advances	942	1,253

(1)             Excludes late fees and other ancillary servicing revenue.

(2)             Represents cash flows received on retained interests other than servicing fees.

(3)             Excludes indemnification payments to investors and insurers of the related mortgage loans.

(4)             As of September 30, 2012 and December 31, 2011, outstanding servicing advance receivables of $278 million and $247 million, respectively, were included in Accounts receivable, net.

During the three and nine months ended September 30, 2012, pre-tax gains of $263 million and $689 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	September 30, 2012			December 31, 2011
	Asset	Liability	Notional	Asset	Liability	Notional
	(In millions)
Interest rate lock commitments	$221	$—	$5,713	$184	$—	$7,095
Forward delivery commitments: (1)
Not subject to master netting arrangements	5	25	2,795	6	27	3,897
Subject to master netting arrangements(2)	35	116	10,879	32	100	11,893
Option contracts:
Not subject to master netting arrangements	1	—	715	1	—	715
Subject to master netting arrangements	—	—	250	1	—	130
MSR-related agreements:
Subject to master netting arrangements(2)	27	—	3,915	6	—	1,100
Interest rate contracts	1	—	697	1	1	477
Convertible note-related agreements(3)	22	22	—	4	4	—
Total, gross	312	163		235	132
Netting adjustments:
Offsetting receivables/payables	(116)	(116)		(32)	(32)
Cash collateral paid/received	69	2		(6)	(54)
Total, net	$265	$49		$197	$46

(1)             The net notional amount of Forward delivery commitments was $5.4 billion and $8.3 billion as of September 30, 2012 and December 31, 2011, respectively.

(2)             Represents derivative instruments that are executed with the same counterparties and subject to master netting arrangements.  Amounts subject to netting shown above were presented in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2012		December 31, 2011
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(In millions)
Forward delivery commitments:
Other assets	$22	$83	$—	$—
Other liabilities	13	33	32	100
Option contracts:
Other assets	—	—	1	—
MSR-related agreements:
Other assets	7	—	6	—
Other liabilities	20	—	—	—

(3)             The notional amount of derivative instruments related to the issuance of the 2014 Convertible notes was 9.6881 million shares of the Company’s Common stock as of September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31, 2011, cash collateral posted for derivative agreements that did not qualify for net presentation was $7 million and $13 million, respectively, which was included in Other assets in the Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Gain on mortgage loans, net:
Interest rate lock commitments	$425	$509	$1,185	$942
Forward delivery commitments	(152)	(247)	(305)	(337)
Options contracts	(4)	(7)	(14)	(14)
Net derivative gain related to mortgage servicing rights:
MSR-related agreements	8	1	5	1
Fleet interest expense:
Interest rate contracts	—	(2)	(1)	(3)
Foreign exchange contracts	(2)	(1)	(1)	(6)

6. Vehicle Leasing Activities

The following table summarizes the components of Net investment in fleet leases:

	September 30,	December 31,
	2012	2011
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$8,099	$8,058
Vehicles under closed-end operating leases	156	176
Vehicles under operating leases	8,255	8,234
Less: Accumulated depreciation	(4,869)	(5,097)
Net investment in operating leases	3,386	3,137

Direct Financing Leases:
Lease payments receivable	112	81
Less: Unearned income	(1)	(1)
Net investment in direct financing leases	111	80

Off-Lease Vehicles:
Vehicles not yet subject to a lease	150	290
Vehicles held for sale	11	16
Less: Accumulated depreciation	(5)	(8)
Net investment in off-lease vehicles	156	298
Total	$3,653	$3,515

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	September 30, 2012		December 31, 2011
		Wt. Avg-		Wt. Avg-
		Interest		Interest
	Balance	Rate(1)	Balance	Rate(1)
	(In millions)
Term notes, in amortization	$529	2.1%	$1,196	2.1%
Term notes, in revolving period	993	1.2%	374	1.6%
Variable-funding notes	1,849	1.4%	1,516	1.4%
Other	26	5.1%	32	5.1%
Vehicle Management Asset-Backed Debt	3,397		3,118
Secured Canadian Credit facility	—	—%	—	—%
Committed warehouse facilities	1,701	2.1%	2,313	2.0%
Uncommitted warehouse facilities	—	—%	44	1.2%
Servicing advance facility	71	2.7%	79	2.8%
Mortgage Asset-Backed Debt	1,772		2,436
Term notes	732	8.5%	879	8.2%
Convertible notes	417	5.0%	460	4.0%
Unsecured Credit facilities	—	—%	—	—%
Unsecured Debt	1,149		1,339
Mortgage loan securitization debt certificates, at fair value	—	—%	21	7.0%
Total	$6,318		$6,914

(1)             Represents the weighted-average stated interest rate of outstanding debt as of the respective date, which may be different from the effective rate due to the amortization of premiums, discounts and issuance costs.  Facilities are variable-rate, except for the Unsecured Term notes, Convertible notes, and Mortgage loan securitization debt certificates which are fixed-rate.

Assets held as collateral for asset-backed borrowing arrangements that are not available to pay the Company’s general obligations as of September 30, 2012 consisted of:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed
	Debt	Debt
	(In millions)
Restricted cash and cash equivalents	$233	$5
Accounts receivable	65	88
Mortgage loans held for sale (unpaid principal balance)	—	1,755
Net investment in fleet leases	3,573	—
Total	$3,871	$1,848

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of September 30, 2012:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed	Unsecured
	Debt(1)	Debt	Debt(2)	Total
	(In millions)
Within one year	$764	$1,772	$—	$2,536
Between one and two years	1,057	—	250	1,307
Between two and three years	878	—	—	878
Between three and four years	525	—	450	975
Between four and five years	161	—	250	411
Thereafter	14	—	283	297
	$3,399	$1,772	$1,233	$6,404

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

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements.  Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements.  Available capacity under committed borrowing arrangements as of September 30, 2012 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)
Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$993	$993	$—
Variable-funding notes	2,330	1,849	481
Secured Canadian Credit facility(1)	127	4	123
Mortgage Asset-Backed Debt:
Committed warehouse facilities	3,545	1,701	1,844
Servicing advance facility	120	71	49

Unsecured Credit facilities	305	—	305

(1)             Utilized capacity reflects $4 million of letters of credit issued under the Secured Canadian Credit facility, which are not included in Debt in the Condensed Consolidated Balance Sheet.

Capacity for Mortgage asset-backed debt shown above excludes $2.0 billion not drawn under uncommitted facilities.  See Note 12, “Fair Value Measurements” for the measurement of the fair value of Debt.

VEHICLE MANAGEMENT ASSET-BACKED DEBT

Term Notes

In the third quarter 2012, Chesapeake Funding LLC (“Chesapeake”) fully repaid the 2009-1 and 2009-4 Term notes using the available capacity of the variable-funding notes.

On May 17, 2012, Chesapeake issued $643 million of Series 2012-1 Term notes.  Proceeds from the notes were used to pay down a portion of the Series 2010-1 Notes and Series 2011-1 Notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Variable-funding Notes

On August 31, 2012, the Fleet Leasing Receivables Trust (“FLRT”) 2010-2 Series was further amended to increase capacity to $830 million (C$816 million) and extend the maturity date to August 30, 2013.

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

SECURED CANADIAN CREDIT FACILITY

On September 25, 2012, PHH Vehicle Management Services Inc. (“PHH VMS Canada”), an indirect wholly-owned subsidiary, entered into a secured revolving credit facility with a group of lenders providing up to $127 million (C$125 million) of committed revolving capacity.  Borrowings under the facility bear interest at a variable-rate, and the facility fee and interest rate margin is dependent on the Company’s senior unsecured long-term debt ratings issued by certain credit rating agencies.  The facility is scheduled to expire on August 2, 2015.

Among other things, this facility can be used to warehouse vehicle leases, vehicles not yet subject to lease and certain account receivables.  PHH VMS Canada’s obligations under the facility are guaranteed by PHH Corporation and are secured by a first-priority lien on all of PHH VMS Canada’s present and future assets and property (and corresponding security in any jurisdiction), subject to exceptions for client self-funded leases and related vehicles, and the assets of certain excluded subsidiaries.

MORTGAGE ASSET-BACKED DEBT

Committed Facilities

During the nine months ended September 30, 2012, the committed variable-rate mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital LLC were extended to May 22, 2013, the committed variable-rate mortgage repurchase facility with The Royal Bank of Scotland plc was extended to June 21, 2013 and the committed variable-rate mortgage repurchase facility with Bank of America was extended to October 10, 2013.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNSECURED DEBT

Term Notes

On August 23, 2012, the Company completed an offering of $275 million aggregate principal amount of 7.375% Senior Notes due 2019 under an existing indenture, dated as of January 17, 2012 with The Bank of New York Mellon Trust Company, N.A., as trustee. The Company realized net proceeds of $270 million from the issuance after deducting underwriting fees.  The notes are senior unsecured and unsubordinated obligations of the Company and rank equally with all existing and future senior unsecured debt.  The notes are redeemable by the Company prior to the maturity date at any time, based on a make-whole redemption price specified in the indenture. The Company used the net proceeds of this offering, along with cash on hand, to repurchase the outstanding aggregate principal amount of the Medium-term notes due 2013, as described below.  Interest on the notes is payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2013.  The 2019 Notes will mature on September 1, 2019, unless previously redeemed in accordance with their terms.

During the nine months ended September 30, 2012, the Company paid the outstanding principal balance of the Medium-term notes due 2013 and recorded a pre-tax loss of $13 million in Other operating expenses in the Condensed Consolidated Statements of Operations.

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

The Revolving Credit Facility consists of two tranches: (i) a $250 million revolving credit tranche (“Tranche A”) that is scheduled to expire on August 2, 2015 and (ii) a $50 million revolving credit tranche (“Tranche B”) that is scheduled to expire on July 1, 2014.  No borrowing may be made under Tranche B if there is unused availability under Tranche A.  Borrowings under the Revolving Credit Facility are subject to satisfaction of certain conditions, including compliance with a borrowing base coverage ratio test of unencumbered assets to unsecured debt of at least 1.2 to 1.

The Company’s obligations under Tranche A are guaranteed by each of its direct, indirect, existing and future domestic subsidiaries, subject to exceptions for (i) securitization subsidiaries, (ii) subsidiaries which are not substantially wholly-owned by the Company and (iii) certain other subsidiaries. The Company’s obligations under Tranche B are not guaranteed by any of its existing subsidiaries.

The Revolving Credit Facility is variable-rate and the facility fee and interest rate margin under the facility are subject to change if the Company’s senior unsecured long-term debt ratings are changed by certain credit rating agencies.

Convertible Notes

As of September 30, 2012, Convertible notes included: (i) $250 million of 4.0% Convertible senior notes with a maturity date of September 1, 2014; and (ii) $250 million of 6.0% Convertible senior notes with a maturity date of June 15, 2017.

2012 CONVERTIBLE NOTES

During the nine months ended September 30, 2012, the Company paid the outstanding principal balance of the Convertible notes due 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2014 CONVERTIBLE NOTES

As of September 30, 2012 and December 31, 2011, the carrying amount of the Convertible notes due 2014 is net of an unamortized discount of $27 million and $40 million, respectively.  The effective interest rate of the notes, which includes the accretion of the discount and issuance costs, is 13.0%.  There have been no conversions of the notes since issuance.

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

The debt discount and issuance costs allocated to the liability are being accreted to Mortgage interest expense in the Condensed Consolidated Statements of Operations through the earliest conversion date of the notes, December 16, 2016.  As of September 30, 2012, the carrying amount of the Convertible notes due 2017 is net of an unamortized discount of $56 million.  The effective interest rate of the Convertible notes due 2017, which includes the cost of amortization of the discount and issuance costs, is 13.0%.

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

The conversion price of the Convertible notes due 2017 is $12.79 per share (based on an initial conversion rate of 78.2014 shares per $1,000 principal amount of notes).  Upon conversion, the principal amount of the converted notes is payable in cash and the Company will pay or deliver (at its election): (i) cash; (ii) shares of the Company’s Common stock; or (iii) a combination of cash and shares of the Company’s Common stock; to settle amounts due if the conversion value exceeds the principal of the converted notes.  As of September 30, 2012, the if-converted value exceeded the principal amount of the notes by $148 million, and the notes met the requirements for conversion.

Subject to certain exceptions, the holders of the Convertible notes due 2017 may require the Company to repurchase all or a portion of their notes upon a fundamental change, as defined under the indenture.  The Company will generally be required to increase the conversion rate for holders that elect to convert their notes in connection with a make-whole fundamental change, as defined under the indenture.  The conversion rate and the conversion price will be subject to adjustment upon the occurrence of certain events as specified in the indenture; however, in no circumstance will the conversion rate exceed 97.7517 shares per $1,000 in principal amount of notes, subject to certain anti-dilution adjustments.

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

During the three months ended September 30, 2012, the covenants of the Revolving Credit Facility were amended to require the Company to maintain: (i) on the last day of each fiscal quarter, net worth of at least $1.0 billion;  (ii) at any time prior to October 1, 2013, a ratio of indebtedness to tangible net worth no greater than 6.0 to 1 and, thereafter, no greater than 5.75 to 1;  (iii) a minimum of $1.0 billion in committed mortgage warehouse financing capacity excluding uncommitted mortgage warehouse facilities provided by the GSEs and certain mortgage gestation facilities; (iv)  a minimum of $750 million in committed third party fleet vehicle lease financing capacity; and (v) certain minimum liquidity requirements as of October 31, 2012, and May 2, 2014.

There were no other significant amendments to the terms of debt covenants during 2012.  As of September 30, 2012, the Company was in compliance with all financial covenants related to its debt arrangements.

During the nine months ended September 30, 2012, the termination events for the Fannie Mae committed facility were amended to require the Company to maintain (i) on the last day of each fiscal quarter, consolidated net worth of at least $1.0 billion; (ii) on the last day of each fiscal quarter, a ratio of indebtedness to tangible net worth no greater than 6.5 to 1; (iii) a minimum of $1.0 billion in committed mortgage warehouse or gestation facilities, with no more than $500 million of gestation facilities included towards the minimum, but excluding committed or uncommitted loan purchase arrangements or other funding arrangements from Fannie Mae and any mortgage warehouse capacity provided by government sponsored enterprises; and (iv) compliance with certain loan repurchase trigger event criteria related to the aging of outstanding loan repurchase demands by Fannie Mae.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under certain of the Company’s financing, servicing, hedging and related agreements and instruments, the lenders or trustees have the right to notify the Company if they believe it has breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, the Company believes it would have various periods in which to cure certain of such events of default. If the Company does not cure the events of default or obtain necessary waivers within the required time periods, the maturity of certain debt agreements could be accelerated and the ability to incur additional indebtedness could be restricted. In addition, an event of default or acceleration under certain agreements and instruments would trigger cross-default provisions under certain of the Company’s other agreements and instruments.

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

The following table and discussion summarizes items that significantly impacted Income tax benefit and increased (decreased) the effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
State and local income taxes, net of federal tax benefits	$(4)	$(15)	$(3)	$(14)
Liabilities for income tax contingencies	1	—	1	(8)
Changes in rate and apportionment factors	—	—	(6)	—
Changes in valuation allowance	(1)	—	(1)	6
Noncontrolling interest	(8)	(3)	(17)	(6)

State and local income taxes, net of federal tax benefits.  The impact to the effective tax rate from state and local income taxes primarily represents the volatility in the pre-tax income or loss, as well as the mix of income and loss from the operations by entity and state income tax jurisdiction.  The effective state tax rate was lower for the nine months ended September 30, 2012 as compared to 2011.

Liabilities for income tax contingencies. The impact to the effective tax rate from changes in the liabilities for income tax contingencies primarily represents decreases in liabilities associated with the resolution and settlement with various taxing authorities, and increases in liabilities associated with new uncertain tax positions taken during the period. During the nine months ended September 30, 2011, the IRS concluded its examination and review of the Company’s taxable years 2006 through 2009.

Changes in rate and apportionment factors. Represents the impact to the effective tax rate on deferred tax items for changes in apportionment factors and tax rate.  For the nine months ended September 30, 2012, the amount represents the impact of applying statutory changes to apportionment weight, apportionment sourcing and corporate income tax rates that were enacted by various states, primarily New Jersey.

Changes in valuation allowance.  The impact to the effective tax rate from changes in valuation allowance primarily represents state loss carryforwards generated during the year for which the Company believes it is more likely than not that the amounts will not be realized.  For the nine months ended September 30, 2011, the change was primarily driven by state tax losses generated by our mortgage business.

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

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	September 30,	December 31,
	2012	2011
	(In millions)
Loan Servicing Portfolio Composition
Owned	$147,477	$150,315
Subserviced	37,666	32,072
Total	$185,143	$182,387
Conventional loans	$149,948	$145,885
Government loans	30,616	29,903
Home equity lines of credit	4,579	6,599
Total	$185,143	$182,387
Weighted-average interest rate	4.4%	4.6%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2012		December 31, 2011
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	2.40%	1.91%	2.24%	1.83%
60 days	0.59%	0.47%	0.60%	0.51%
90 or more days	0.76%	0.66%	0.98%	0.95%
Total	3.75%	3.04%	3.82%	3.29%
Foreclosure/real estate owned(2)	1.99%	1.91%	1.83%	1.85%

(1)             Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)             As of September 30, 2012 and December 31, 2011, there were 17,141 and 15,689 of loans in foreclosure with an unpaid principal balance of $3.0 billion and $2.8 billion, respectively.

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

A summary of the activity in foreclosure-related reserves is as follows:

	Nine Months Ended
	September 30,
	2012	2011
	(In millions)
Balance, beginning of period	$127	$111
Realized foreclosure losses	(109)	(62)
Increase in reserves due to:
Changes in assumptions	145	59
New loan sales	13	12
Balance, end of period	$176	$120

Foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum exposure to representation and warranty provisions exceeds the amount of loans in the capitalized portfolio of $144.8 billion; however, the maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of September 30, 2012, approximately $193 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 12% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of September 30, 2012 and December 31, 2011, liabilities for probable losses related to repurchase and indemnification obligations of $137 million and $95 million, respectively, are included in Other liabilities in the Condensed Consolidated Balance Sheets.  The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions. These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate in defending against

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

requests, and estimated loss severities on repurchases and indemnifications.  The liability for loan repurchases and indemnifications does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries. While the Company uses the best information available in estimating the liability, our actual experience can vary significantly from the assumptions as the estimation process is inherently uncertain.  Given the increased levels of repurchase requests and realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of the recorded liability.

As of September 30, 2012, the estimated amount of reasonably possible losses in excess of the recorded liability was $70 million. This estimate assumes that repurchase and indemnification requests remain at an elevated level through the year ended December 31, 2013, the success rate in defending against requests declines and loss severities remain at current levels.  The Company’s estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the criteria used by investors in selecting loans to request; (iii) borrower delinquency patterns; and (iv) general economic conditions.

Mortgage Loans in Foreclosure and Real Estate Owned

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
	2012	2011
	(In millions)
Mortgage loans in foreclosure(1)	$138	$112
Allowance for probable losses	(23)	(19)
Mortgage loans in foreclosure, net	$115	$93
Real estate owned	$62	$51
Adjustment to estimated net realizable value	(16)	(13)
Real estate owned, net	$46	$38

(1)             Includes $64 million and $62 million of recoverable advances as of September 30, 2012 and December 31, 2011, respectively.

Mortgage Reinsurance

In 2012, the Company terminated one of its inactive reinsurance contracts.  The termination of the agreement settled the liability and exposure to loss under that contract and, as a result, $37 million of the related restricted cash and investments held in trust to pay future losses were distributed to the primary mortgage insurer and $24 million of previously restricted cash was released and distributed to the Company as unrestricted cash.  During the nine months ended September 30, 2012, the termination resulted in a pre-tax loss of $16 million which was recorded in Loan servicing income in the Condensed Consolidated Statements of Operations.

As of September 30, 2012, the Company has remaining exposure to consumer credit risk through losses from one contract with a primary mortgage insurance company that is inactive and in runoff.  The exposure to losses through this reinsurance contract is based on mortgage loans pooled by year of origination.

The contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 3 years as of September 30, 2012.  Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans.  The Company indemnifies the primary mortgage insurer for losses that fall between a stated minimum and maximum loss rate on each annual pool.  In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurer.

The Company is required to hold cash and securities in trust related to this potential obligation, which was $126 million, included in Restricted cash, cash equivalents and investments in the Condensed Consolidated Balance

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sheets as of September 30, 2012.  The amount of cash and securities held in trust is contractually specified in the reinsurance agreement and is based on the original risk assumed under the contract and the incurred losses to date.

As of September 30, 2012, $40 million was included in Other liabilities in the Condensed Consolidated Balance Sheets for incurred and incurred but not reported losses associated with mortgage reinsurance activities (estimated on an undiscounted basis), which includes $5 million of known unpaid reinsurance losses outstanding.

A summary of the activity in reinsurance-related reserves is as follows:

	Nine Months Ended
	September 30,
	2012	2011
	(In millions)
Balance, beginning of period	$84	$113
Realized reinsurance losses(1)	(57)	(49)
Increase in liability for reinsurance losses	13	30
Balance, end of period	$40	$94

(1)             Realized reinsurance losses for the nine months ended September 30, 2012 includes $21 million related to the release of reserves associated with the termination of an inactive reinsurance agreement.

Commercial Credit Risk

Vehicle leases are primarily classified as operating leases; however, certain leases are classified as direct financing leases and recorded within Net investment in fleet leases in the Condensed Consolidated Balance Sheets.  As of September 30, 2012 and December 31, 2011, both direct financing leases greater than 90 days past due and direct financing leases greater than 90 days past due that are still accruing interest were $3 million and $16 million, respectively.  As of September 30, 2012 and December 31, 2011, there were no allowances for credit losses related to direct financing leases.

10.  Commitments and Contingencies

LEGAL CONTINGENCIES

The Company and its subsidiaries are defendants in various legal proceedings, which include private and civil litigation as well as government and regulatory examinations, investigations and inquiries or other requests for information.  These matters are at varying procedural stages and primarily relate to contractual disputes and other commercial, employment and tax claims.  The resolution of these various matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations.  Alternately, the Company may engage in settlement discussions on certain matters in order to avoid the additional costs of engaging in litigation.

Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible loss cannot be estimated for all matters.  For matters where the Company can estimate the range of losses, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $20 million as of September 30, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012, the Company’s recorded reserves associated with legal and regulatory contingencies were not material.  There can be no assurance; however, that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves.  As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

The following are descriptions of the Company’s significant legal and regulatory matters, which may involve loss contingencies.

Contingencies Involving Mortgage Origination and Servicing Practices

The Company has received inquiries and requests for information from regulators and attorneys general of certain states as well as from the Committee on Oversight and Government Reform of the U.S. House of Representatives and the U.S. Senate Judiciary Committee, requesting information as to the Company’s mortgage origination and servicing practices, including its foreclosure processes and procedures.  Specifically, the New Jersey Attorney General has conducted an investigation of the Company’s servicing practices and has informed the Company that it believes that the Company has violated the New Jersey Consumer Fraud Act in connection with customer service and other matters related to loss mitigation activities for certain borrowers in the wake of the financial crisis.  The Company has also undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators and such regulators have alleged various violations of federal and state laws related to the Company’s mortgage servicing practices prior to July 2011.  The Company believes it has meritorious defenses to these various allegations.  However, there can be no assurance that claims or litigation will not arise from these inquiries or similar inquiries by other governmental authorities or that fines or penalties will not be assessed against the Company in connection with these matters.

In addition to the increased regulatory focus on origination and servicing practices described above, Fannie Mae and Freddie Mac have also had a continued focus on foreclosure practices.  They have assessed compensatory fees against the Company for failing to meet certain foreclosure timelines specified in their respective servicing guides.  Although such compensatory fees have not been material to date, there can be no assurance that the assessment of any such compensatory fees will not be material to the Company’s results in the future.

CFPB Investigation

In January 2012, the Company was notified that the Bureau of Consumer Financial Protection (the “CFPB”) had opened an investigation to determine whether the Company’s mortgage insurance premium ceding practices to captive reinsurers comply with the Real Estate Settlement Procedures Act and other laws enforced by the CFPB. The CFPB has requested certain related documents and information for review and has requested the answers to written questions pursuant to a Civil Investigative Demand (the “CID”).  In June 2012, the Company filed a petition to modify or withdraw the CID and in September 2012 the CFPB denied the Company’s petition.  The Company has provided reinsurance services in exchange for premiums ceded and believes that it has complied with the Real Estate Settlement Procedures Act and other laws applicable to the Company’s mortgage reinsurance activities.  The Company did not provide reinsurance on loans originated after 2009.

11.  Accumulated Other Comprehensive Income

The after-tax components of Accumulated other comprehensive income (loss) were as follows:

	September 30,	December 31,
	2012	2011
	(In millions)
Currency translation adjustment	$38	$31
Unrealized gains on available-for-sale securities, net of income taxes of $1 and $1	1	2
Pension adjustment, net of income tax benefit of $(7) and $(7)	(11)	(12)
Total	$28	$21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All components of Accumulated other comprehensive income (loss) presented above are net of income taxes; however the currency translation adjustment presented above excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

There were no amounts of Accumulated other comprehensive income (loss) attributable to noncontrolling interests as of September 30, 2012 and December 31, 2011, or during the respective periods.

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

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of September 30, 2012 or December 31, 2011.

Recurring Fair Value Measurements

Discussion of the measurement of fair value for the assets and liabilities measured on a recurring basis follows:

Mortgage Loans Held for Sale.  The Company elected to record Mortgage loans held for sale at fair value.  This election is intended to both better reflect the underlying economics and eliminate the operational complexities of risk management activities related to MLHS and hedge accounting requirements.

The following table reflects the difference between the carrying amounts of Mortgage loans held for sale measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	September 30, 2012		December 31, 2011
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Mortgage loans held for sale:
Carrying amount	$1,953	$15	$2,658	$23
Aggregate unpaid principal balance	1,906	22	2,592	34
Difference	$47	$(7)	$66	$(11)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of Mortgage loans held for sale:

	September 30,	December 31,
	2012	2011
	(In millions)
First mortgages:
Conforming (1)	$1,765	$2,483
Non-conforming	117	109
Construction loans	—	4
Total first mortgages	1,882	2,596
Second lien	8	10
Scratch and Dent (2)	63	50
Other	—	2
Total	$1,953	$2,658

(1)             Represents mortgage loans that conform to the standards of the government-sponsored entities.

(2)             Represents mortgage loans with origination flaws or performance issues.

Derivative Instruments. The average pullthrough percentage used in measuring the fair value of Interest Rate Lock Commitments (“IRLCs”) was 73% and 74% as of September 30, 2012 and December 31, 2011, respectively.  The pullthrough percentage is considered a significant unobservable input and represents an adjustment to the recorded value of the IRLCs to reflect the estimated percentage that will result in a closed mortgage loan under the original terms of the agreement.  The estimate of pullthrough is modeled based on a historical analysis of loan closing and fallout data that considers current interest rates as well as changes in pullthrough resulting from fluctuations in interest rates and loan values.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

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

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	September 30,	December 31,
	2012	2011
Weighted-average prepayment speed (CPR)	18%	18%
Option adjusted spread, in basis points	1,004	857
Weighted-average delinquency rate	7%	n/a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	September 30, 2012
	Weighted-		Weighted-
	Average	Option	Average
	Prepayment	Adjusted	Delinquency
	Speed	Spread	Rate
	(In millions)
Impact on fair value of 10% adverse change	$(70)	$(37)	$(17)
Impact on fair value of 20% adverse change	(133)	(70)	(34)

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

Assets and liabilities measured at fair value on a recurring basis were included in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2012
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting (1)	Total
	(In millions)
ASSETS
Restricted investments	$—	$126	$—	$—	$126
Mortgage loans held for sale	—	1,941	12	—	1,953
Mortgage servicing rights	—	—	1,002	—	1,002
Other assets—Derivative assets:
Interest rate lock commitments	—	—	221	—	221
Forward delivery commitments	—	40	—	(21)	19
Option contracts	—	1	—	—	1
MSR-related agreements	—	27	—	(26)	1
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	22	—	22
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$141	$—	$(116)	$25
MSR-related agreements	—	—	—	2	2
Convertible note-related agreements	—	—	22	—	22

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)
ASSETS
Restricted investments	$—	$226	$—	$—	$226
Mortgage loans held for sale	—	2,641	17	—	2,658
Mortgage servicing rights	—	—	1,209	—	1,209
Other assets—Derivative assets:
Interest rate lock commitments	—	—	184	—	184
Forward delivery commitments	—	38	—	(32)	6
Option contracts	—	2	—	—	2
MSR-related agreements	—	6	—	(6)	—
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	4	—	4
Securitized mortgage loans	—	—	28	—	28
LIABILITIES
Debt:
Mortgage loan securitization debt certificates	$—	$—	$21	$—	$21
Other liabilities—Derivative liabilities:
Forward delivery commitments	—	127	—	(86)	41
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	4	—	4

(1)             Represents adjustments to arrive at the carrying amount of assets and liabilities presented in the Condensed Consolidated Balance Sheets for the effect of netting the payable or receivable and cash collateral held or placed with the same counterparties under master netting arrangements.

Activity in assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended September 30, 2012
			Interest
	Mortgage	Mortgage	rate lock
	loans held	servicing	commitments,
	for sale	rights	net
		(In millions)
Balance, beginning of period	$12	$1,157	$179
Realized and unrealized gains (losses)	(1)	(225)	425
Purchases	—	—	—
Issuances	2	70	—
Settlements	(1)	—	(383)
Transfers into Level Three	—	—	—
Transfers out of Level Three	—	—	—
Balance, end of period	$12	$1,002	$221

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2012
			Interest			Mortgage loan
	Mortgage	Mortgage	rate lock		Securitized	securitization
	loans held	servicing	commitments,	Investment	mortgage	debt
	for sale	rights	net	securities	loans	certificates
	(In millions)
Balance, beginning of period	$17	$1,209	$184	$—	$28	$21
Realized and unrealized gains (losses)	(2)	(451)	1,185	(2)	—	—
Purchases	2	—	—	—	—	—
Issuances	3	244	—	—	—	—
Settlements	(3)	—	(1,148)	(5)	—	—
Transfers into Level Three	—	—	—	—	—	—
Transfers out of Level Three	(5)	—	—	—	—	—
Deconsolidation of entity(1)	—	—	—	7	(28)	(21)
Balance, end of period	$12	$1,002	$221	$—	$—	$—

	Three Months Ended September 30, 2011
			Interest		Mortgage loan
	Mortgage	Mortgage	rate lock	Securitized	securitization
	loans held	servicing	commitments,	mortgage	debt
	for sale	rights	net	loans	certificates
	(In millions)
Balance, beginning of period	$155	$1,508	$48	$34	$26
Realized and unrealized gains (losses) for assets	(1)	(410)	509	1	—
Realized and unrealized losses for liabilities	—	—	—	—	1
Purchases	1	—	—	—	—
Issuances	—	100	—	—	—
Settlements	(2)	—	(382)	(3)	(2)
Transfers into Level Three	1	—	—	—	—
Transfers out of Level Three	(134)	—	—	—	—
Balance, end of period	$20	$1,198	$175	$32	$25

	Nine Months Ended September 30, 2011
			Interest		Mortgage loan
	Mortgage	Mortgage	rate lock	Securitized	securitization
	loans held	servicing	commitments,	mortgage	debt
	for sale	rights	net	loans	certificates
	(In millions)
Balance, beginning of period	$172	$1,442	$(4)	$42	$30
Realized and unrealized gains (losses) for assets	(11)	(601)	942	—	—
Realized and unrealized losses for liabilities	—	—	—	—	3
Purchases	25	—	—	—	—
Issuances	308	357	—	—	—
Settlements	(306)	—	(763)	(10)	(8)
Transfers into Level Three	85	—	—	—	—
Transfers out of Level Three	(253)	—	—	—	—
Balance, end of period	$20	$1,198	$175	$32	$25

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

For the three and nine months ended September 30, 2011, Transfers out of Level Three also represent the transfer of certain mortgage loans to Level Two of the valuation hierarchy based on an increase in the availability of market bids and increased trading activity.

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Gain on mortgage loans, net:
Mortgage loans held for sale	$(1)	$(2)	$(3)	$(18)
Interest rate lock commitments	425	509	1,185	942
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	(225)	(410)	(451)	(601)
Mortgage interest income:
Mortgage loans held for sale	—	1	1	7
Securitized mortgage loans	—	2	—	4
Mortgage interest expense:
Mortgage securitization debt certificates	—	(1)	—	(4)
Other income:
Securitized mortgage loans	—	(1)	—	(4)
Investment securities	—	—	(2)	—
Mortgage securitization debt certificates	—	1	—	1

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Gain on mortgage loans, net	$208	$174	$219	$173
Change in fair value of mortgage servicing rights	(150)	(353)	(252)	(455)
Other income	—	(1)	—	(4)

Fair Value of Other Financial Instruments

As of September 30, 2012 and December 31, 2011, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Total PHH Corporation stockholders’ equity. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents and Restricted cash and cash equivalents, the carrying value approximates fair value due to the short-term nature of such instruments.  These financial instruments are classified within Level One of the valuation hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt.  As of September 30, 2012 and December 31, 2011, the total fair value of Debt was $6.7 billion and $6.8 billion, respectively, and substantially all of the debt is measured using Level Two inputs. For Level Two Debt, fair value is estimated using either: (i) a market based on the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; (ii) a discounted cash flow model using assumptions based on current market information available for similar debt instruments; or (iii) observable spreads and terms for recent pricing of similar instruments.

13.  Variable Interest Entities

Assets and liabilities of significant consolidated variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2012
		Chesapeake	FLRT and
	PHH Home	and D.L.	PHH Lease
	Loans	Peterson Trust	Receivables LP
	(In millions)
ASSETS
Cash	$57	$3	$—
Restricted cash(1)	3	177	56
Mortgage loans held for sale	708	—	—
Accounts receivable, net	31	65	—
Net investment in fleet leases	—	2,853	694
Property, plant and equipment, net	2	—	—
Other assets	30	10	9
Total assets	$831	$3,108	$759
Assets held as collateral(2)	$683	$3,095	$743
LIABILITIES
Accounts payable and accrued expenses	$23	$2	$10
Debt	642	2,700	671
Other liabilities	20	—	—
Total liabilities(3)	$685	$2,702	$681

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
		Chesapeake	FLRT and	Mortgage
	PHH Home	and D.L.	PHH Lease	Securitization
	Loans	Peterson Trust	Receivables LP	Trust
	(In millions)
ASSETS
Cash	$52	$2	$—	$—
Restricted cash(1)	2	262	49	—
Mortgage loans held for sale	476	—	—	—
Accounts receivable, net	21	58	—	—
Net investment in fleet leases	—	2,818	572	—
Property, plant and equipment, net	1	—	—	—
Other assets	18	8	12	28
Total assets	$570	$3,148	$633	$28
Assets held as collateral(2)	$463	$3,138	$610	$—
LIABILITIES
Accounts payable and accrued expenses	$21	$2	$13	$—
Debt	434	2,549	538	21
Other liabilities	9	—	—	—
Total liabilities(3)	$464	$2,551	$551	$21

(1)             Represents amounts specifically designated to purchase assets, repay debt and/or provide over-collateralization related to vehicle management asset-backed debt arrangements.

(2)             Represents amounts not available to pay the Company’s general obligations.  See Note 7, “Debt and Borrowing Arrangements” for further information.

(3)             Excludes intercompany payables.

PHH Home Loans

For the nine months ended September 30, 2012, approximately 26% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 85% were originated by PHH Home Loans.

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

Segment results were as follows:

	Total Assets
	September 30,	December 31,
	2012	2011
	(In millions)
Mortgage Production segment	$2,487	$3,085
Mortgage Servicing segment	1,726	2,018
Fleet Management Services segment	4,475	4,337
Other	558	337
Total	$9,246	$9,777

	Net Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Mortgage Production segment(1)	$337	$264	$909	$647
Mortgage Servicing segment	(118)	(312)	(155)	(313)
Fleet Management Services segment	405	432	1,207	1,233
Other	—	—	(1)	(2)
Total	$624	$384	$1,960	$1,565

	Segment Profit (Loss)(3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Mortgage Production segment(1)	$122	$95	$317	$172
Mortgage Servicing segment	(205)	(368)	(427)	(467)
Fleet Management Services segment	21	21	67	56
Other(2)	(13)	—	(13)	(1)
Total	$(75)	$(252)	$(56)	$(240)

(1)             For the nine months ended September 30, 2011, Net revenues and segment profit for the Mortgage Production segment included a $68 million gain on the 50.1% sale of the equity interests in the Company’s appraisal services business.

(2)             For the three and nine months ended September 30, 2012, Other primarily represents the loss on the early retirement of the Medium-term notes due in 2013 which was not allocated to the reportable segments.

(3)             The following is a reconciliation of Loss before income taxes to segment loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Loss before income taxes	$(56)	$(242)	$(12)	$(223)
Less: net income attributable to noncontrolling interest	19	10	44	17
Segment loss	$(75)	$(252)	$(56)	$(240)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Subsequent Events

On October 25, 2012, Chesapeake Funding, LLC issued $600 million of Series 2012-2 Term notes.  Proceeds from the notes were used to pay down a portion of the Series 2010-1 and 2011-1 Chesapeake Variable-funding notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”, “Part II—Item 1A. Risk Factors” and our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Part I—Item 1. Business” and “Part I—Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and  our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

These strategies represent a shift in focus for 2012 away from an emphasis on growing origination market share and mortgage servicing rights. Some of the actions we are taking to reposition the business, including prioritizing liquidity and cash flow generation in the near-term and investing in operational excellence and customer service initiatives, have had a negative impact on our 2012 earnings.

We are continuing to execute on our plans to improve our liquidity and cash flow generation, and we accomplished several initiatives in the third quarter of 2012 including amending our existing Credit Facility to extend a portion of the commitments to 2015, repaying $418 million outstanding principal of the Medium-term notes due 2013 and completing the offering of Senior Notes due 2019 with $270 million of net cash proceeds.  The early repayment of the Medium-term notes due 2013 generated a $13 million pre-tax loss during the three and nine months ended September 30, 2012.

Our unrestricted cash balance was $677 million as of September 30, 2012 compared to $700 million as of June 30, 2012. The change in balance reflects a $148 million net cash decrease from the term-debt actions outlined above and a reduction of $53 million from the increase in cash collateral posted under derivative agreements and letters of credit.  Excluding those changes, we generated $178 million of positive cash flow for the third quarter of 2012, which resulted from our operations and the following actions:

•      generated $116 million of cash from the securitization of fleet leases, including the release of overcollateralization from prior securitizations;

•      generated $10 million from the sale of non-conforming mortgage loans;

•      selectively originated loans in our wholesale/correspondent platform to control cash utilization; and

•      aligned our business operations with established cash flow targets.

See “—Liquidity and Capital Resources” for additional information regarding our outstanding indebtedness, debt ratings and our liquidity and capital plan.

In our Mortgage Production segment we continue to experience elevated margins and volume. Total loan margins during the third quarter of 2012 were 420 basis points, representing a 132 basis points increase over the same period in 2011.  Wholesale/correspondent declined to 13% of our total closings during the third quarter of 2012 compared to 33% in 2011, reflecting the emphasis on our retail platform and our efforts to manage cash consumption and loan quality.

Our Mortgage Servicing segment continued to be negatively impacted by an increase in foreclosure-related charges.  During the first nine months of 2012, we experienced increased levels of loan repurchase and indemnification requests, primarily from the Agencies, that exceeded our historical experience.  This increase in repurchase and indemnification requests, coupled with a decline in our overall success rate in appealing repurchase requests resulted in $41 million of provisions during the third quarter of 2012, compared to $39 million during the second quarter of 2012, $65 million during the first quarter of 2012 and $20 million during the third quarter of 2011.

During the third quarter of 2012, we received 997 repurchase and indemnification requests, compared to 1,171 in the second quarter of 2012 as further compared to 663 and 698 in the third and fourth quarters of 2011, respectively. The increase in repurchase requests in 2012 is primarily due to an increase in the number of loan file reviews by the Agencies as they focused more resources on clearing the backlog of previously requested loan files primarily related to the 2005 through 2008 origination years.  The majority of repurchase requests continue to be related to the 2005 through 2008 origination years.  We continue to monitor these trends and may need to further increase our loan repurchase and indemnification liability if the elevated levels of repurchase requests continue.  Additionally, an increased level of repurchase requests could result in an increased use of cash, as compared to prior periods, to fund loan repurchases or make-whole payments under loan indemnification agreements.  We expect foreclosure losses to remain elevated through the fourth quarter of 2012, and potentially into 2013, as investors continue to review both performing and non-performing loans for potential underwriting defects and representation and warranty violations.  See “—Risk Management” for additional information regarding our repurchase obligations and potential exposure.

Our Fleet Management Services segment continued with steady earnings in the third quarter of 2012, driven by growth in our net investment in leases and additions to maintenance service, fuel, and accident management average units.

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

We are monitoring a number of developments in regulations that are expected to impact our Mortgage segments, and there has been a heightened focus of regulators on the practices of the mortgage industry. Regulatory and financial reform efforts continued in the third quarter of 2012, as regulatory agencies proposed and progressed on finalizing numerous rules.  We are working diligently in assessing and understanding the implications of the ongoing regulatory changes, and are devoting substantial resources towards implementing all of the new rules and regulations while meeting the needs and expectations of our clients.  Certain of these developments include the following:

On August 10, 2012, the Bureau of Consumer Financial Protection (the “CFPB”) proposed two rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry.  The two proposed rules would increase requirements for communications with borrowers and would increase requirements around the maintenance of customer account records.  The CFPB is expected to issue final rules for this proposal in January 2013.  While we are continuing to evaluate these proposed rules, if enacted, they will likely lead to increased costs to service loans across the mortgage industry.

On September 11, 2012, the Federal Housing Finance Agency (the “FHFA”) announced that Fannie Mae and Freddie Mac are establishing a new representation and warranty framework for conventional loans sold or delivered on or after January 1, 2013.  The objective of the new framework is to provide increased transparency and certainty to lenders with respect to repurchase exposure on future loan sales.  The new framework provides relief of certain repurchase obligations provided loans meet specific payment requirements consisting of 36 months of consecutive on-time payments, except for loans originated under the Home Affordable Refinance Program, which requires only 12 months of acceptable payment history.  The new representation and warranty framework is also expected to change the quality control review processes of Fannie Mae and Freddie Mac, including changing the timing of reviews and establishing consistent guidelines around the review and appeal process.  These rules will likely impact the processing of representation and warranty claims on a prospective basis, and may impact our future expectations of repurchase liabilities for loans originated after January 1, 2013.

On October 4, 2012, the FHFA released a whitepaper for industry comment seeking comments on proposed changes to the infrastructures of Fannie Mae and Freddie Mac.  The whitepaper outlines a proposed framework for the future structure of the housing finance system, including a common securitization platform and a model Pooling and Servicing Agreement.  The primary goals of the changes proposed are to:  (i) replace the outmoded proprietary infrastructures of the Agencies with a common, more efficient model; and (ii) establish a framework that is consistent with multiple states of housing finance reform, including greater participation of private capital in assuming credit risk. We are monitoring the developments in this proposal and the potential impacts on the mortgage industry.

We have received inquiries and requests for information from regulators and attorneys general of certain states as well as from the Committee on Oversight and Government Reform of the U.S. House of Representatives and the U.S. Senate Judiciary Committee requesting information as to our mortgage origination and servicing practices, including our foreclosure processes and procedures.  Specifically, the New Jersey Attorney General has conducted an investigation of our servicing practices and has informed us that it believes that we have violated the New Jersey Consumer Fraud Act in connection with customer service and other matters related to loss mitigation activities for certain borrowers in the wake of the financial crisis.  We have also undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators and such regulators have alleged various violations of federal and state laws related to our mortgage servicing practices prior to July 2011.  We believe that we have meritorious defenses to these various allegations.  However, there can be no assurance that claims or litigation will not arise from these inquiries or similar inquiries by other governmental authorities or that fines or penalties will not be assessed against us in connection with these matters.

In addition to the increased regulatory focus on origination and servicing practices described above, Fannie Mae and Freddie Mac have also had a continued focus on foreclosure practices. They have assessed compensatory fees against us for failing to meet certain foreclosure timelines specified in their respective servicing guides. Although such compensatory fees have not been material to date, there can be no assurance that the assessment of any such compensatory fees will not be material to our results in the future.

In January 2012, we were notified that the CFPB had opened an investigation to determine whether our mortgage insurance premium ceding practices to captive reinsurers comply with the Real Estate Settlement Procedures Act and other laws enforced by the CFPB.  The CFPB has requested certain related documents and information for review and has requested the answers to written questions pursuant to a Civil Investigative Demand (the “CID”).  In June 2012, we filed a petition to modify or withdraw the CID and in September 2012 the CFPB denied our petition.  We have provided reinsurance services in exchange for premiums ceded and believe that we have complied with the Real Estate Settlement Procedures Act and other laws applicable to the Company’s mortgage reinsurance activities. We did not provide reinsurance on loans originated after 2009. The CFPB’s investigation is still ongoing and there can be no assurance that this investigation will not result in the imposition of any penalties or fines against us or our subsidiaries.

The U.S. Department of Justice has recently announced settlements with, and initiated various other actions against, major lenders under the False Claims Act and other statutes.  In connection with these settlements and actions, the U.S. Department of Justice has alleged, among other things, reckless mortgage lending practices and improper or inadequate certification to the government in connection with the Federal Housing Administration’s Direct Endorsement Lending Program. The U.S. Department of Justice’s civil frauds unit has brought these cases as part of its continuing investigation of lending practices.  Although we have not been notified that we are the subject of any investigation by the U.S. Department of Justice, there can be no assurance that future investigations may not arise.

We expect that the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance and servicing related costs as well as potential regulatory fines and penalties.  It is also reasonably possible that we could experience an increase in mortgage origination or servicing related litigation in the future.  For more information, see “Part II—Item 1A. Risk Factors—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, we are subject to litigation, regulatory investigations and inquiries and may incur fines, penalties, and increased costs that could negatively impact our future results of operations or damage our reputation.” in this Form 10-Q.

Mortgage Production Trends

As of October 2012, Fannie Mae’s Economics and Mortgage Market Analysis forecasts an increase in industry loan originations to $1.8 trillion during 2012 compared to $1.5 trillion during 2011, consisting primarily of a 30% increase in projected refinance originations.  Refinance originations are sensitive to interest rates which have remained historically low, and Fannie Mae is projecting interest rates will remain at these levels for the remainder of 2012 and into 2013, positively impacting consumer demand.  Fannie Mae is also projecting purchase originations to remain relatively flat compared to 2011 despite an increase in new and existing home sales expected during 2012.

We have continued to experience elevated levels of pricing margins compared to historical periods as mortgage interest rates remained low and consumer demand persisted.  In the third quarter of 2012, the Federal Reserve announced plans to purchase an additional $40 billion of agency mortgage-backed securities per month, among other actions.  The Federal Reserve stated their actions are intended to reinforce the low interest rate environment and support the mortgage markets.   Although we expect margins to eventually decline from current levels, we believe that pricing margins could remain elevated during the fourth quarter of 2012 and potentially into 2013 reflecting a longer term industry view of the returns required to manage the underlying risk of a mortgage production and servicing business.

The Federal Housing Finance Agency increased guarantee fees on mortgage backed securities issued by Fannie Mae and Freddie Mac which became effective on April 1, 2012 with another increase that will become effective on December 1, 2012.  These increases, and any future increases, will have the impact of increasing mortgage interest rates charged to borrowers, which could negatively impact future conforming loan origination volumes.

The increased consumer demand for mortgage loans, coupled with more stringent underwriting guidelines and the  increasingly complex regulatory compliance environment have led to longer processing cycle times across the  mortgage industry.  Consistent with these industry trends, we have experienced loan processing delays and other service issues that have negatively impacted customer service delivery in our Mortgage Production segment.  As a result, we have failed to satisfy certain service level agreements and other performance provisions under some of our mortgage origination assistance agreements.  During the nine months ended September 30, 2012, we incurred an immaterial amount of contractual penalties related to these issues; however, a continuation of our failure to fully satisfy the terms of service-level and other performance provisions of these contracts could result in material penalties or the loss of client relationships.  We are currently implementing measures to improve our loan processing and customer service delivery in an effort to more fully satisfy the terms of our mortgage origination assistance agreements.

For more information, see “Part II—Item 1A Risk Factors—Changes in existing U.S. government sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.” in this Form 10-Q.

Mortgage Servicing Trends

We have continued to experience an elevated level of repurchase requests which have primarily been concentrated in Agency loans originated from 2005 through 2008.  This trend has been volatile in recent periods and has accelerated during 2012 resulting in a 55% increase in repurchase requests during the nine months ended September 30, 2012 compared to 2011.  Although we have reduced the amount of outstanding unresolved repurchase requests from the highs observed earlier in 2012, the amount of outstanding unresolved repurchase requests stands at $250 million as of September 30, 2012 compared to $222 million at the end of 2011.  In September 2012, the Federal Housing Finance Agency reiterated its commitment to identify underwriting and documentation deficiencies in loans originated prior to 2009 that have resulted in significant taxpayer losses from the support of Fannie Mae and Freddie Mac.  The Agencies are expected to continue with a strict enforcement of representation and warranty provisions to resolve contractual claims of deficiencies in those loan vintages and to provide an effective means of loss mitigation.

We believe repurchase requests and foreclosure costs will continue to remain high during the fourth quarter of 2012 and potentially into 2013.  We expect that the Agencies will continue to focus on losses from origination years prior to 2009 since losses from those years have been intensified by the poor economic environment and challenging conditions in the housing market.  The Agencies have also increased their reviews of more current loan production, which could further increase future repurchase activity.

In addition to the increased focus on loan repurchases and indemnifications, we have experienced higher reinsurance losses resulting from elevated levels of delinquency and foreclosure experience and overall weakness in the housing market.  During the nine months ended September 30, 2012, we paid $36 million in reinsurance claims, which included $8 million paid in connection with a reinsurance agreement that was terminated during the second quarter of 2012.  Although we expect claim payments to remain elevated during the fourth quarter of 2012 as additional foreclosures are completed and insurance claims are processed, we do not expect paid claims to remain at the current levels since we have reached the maximum paid loss thresholds for certain origination years.  We hold cash and securities in trust related to our potential obligation to pay such claims and we expect that the amount currently held in trust will be significantly higher than future claims for reinsurance losses.

See “— Risk Management” for additional information regarding mortgage reinsurance and loan repurchases.

Fleet Management Services Trends

The fleet management industry continues to be influenced by the current condition of the U.S. economy and we would expect to see improvement in the industry if the U.S. economy improves.  Although we have experienced a decline in our leased units in recent years, our net investment in leases has increased as our mix has changed to include more expensive truck and service-type vehicles.  We have seen positive trends in our service units and we expect to balance the growth in our service unit counts with our leased units.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated results of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions, except per share data)
Net fee income	$136	$110	$391	$338
Fleet lease income	340	370	1,014	1,050
Gain on mortgage loans, net	257	203	695	381
Mortgage net finance expense	(30)	(24)	(92)	(68)
Loan servicing income	112	112	333	337
Valuation adjustments relating to mortgage servicing rights, net	(217)	(409)	(446)	(600)
Other income	26	22	65	127
Net revenues	624	384	1,960	1,565
Depreciation on operating leases	304	307	908	922
Fleet interest expense	18	19	52	60
Total other expenses	358	300	1,012	806
Total expenses	680	626	1,972	1,788
Loss before income taxes	(56)	(242)	(12)	(223)
Income tax benefit	(33)	(104)	(32)	(100)
Net (loss) income	(23)	(138)	20	(123)
Less: net income attributable to noncontrolling interest	19	10	44	17
Net loss attributable to PHH Corporation	$(42)	$(148)	$(24)	$(140)
Basic loss earnings per share attributable to PHH Corporation	$(0.74)	$(2.62)	$(0.42)	$(2.48)
Diluted loss earnings per share attributable to PHH Corporation	$(0.74)	$(2.62)	$(0.42)	$(2.48)

The following table summarizes the key highlights that drove our operating performance and segment profit (loss) for our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Reportable Segments Profit (Loss):(1)
Mortgage Production segment	$122	$95	$317	$172
Mortgage Servicing segment	(205)	(368)	(427)	(467)
Fleet Management Services segment	21	21	67	56
Other(2)	(13)	—	(13)	(1)

(1)	Segment profit (loss) is described in Note 14, “Segment Information”, in the accompanying Notes to Condensed Consolidated Financial Statements.

(2)	For the three and nine months ended September 30, 2012, Other primarily represents the loss on early retirement of our Medium-term notes due in 2013.

Mortgage Production Segment

Quarterly Comparison:

•      Segment profit was $27 million higher compared to 2011 primarily due to 132 basis points of higher total margins and a 75% increase in fee-based loan closings, partially offset by a 41% decline in interest rate lock commitments expected to close.

•      Interest rate lock commitments expected to close decreased to $6.8 billion from $11.4 billion in 2011, due to the decline in wholesale/correspondent volume and a shift in mix towards fee-based production.  Total closings reflect the significant increase in refinance activity as refinance closings increased by 48% compared to 2011 due to the historically low interest rate environment.

•      The mix of wholesale/correspondent originations declined to 13% in 2012 from 33% in 2011, reflecting our strategy to selectively manage originations in this platform considering cash consumption and loan quality.

Year-to-Date Comparison:

•      Segment profit was $145 million higher compared to 2011 primarily due to 123 basis points of higher total margins and a 13% increase in total closings, partially offset by a 15% decrease in the volume of interest rate lock commitments expected to close.  In addition, the prior year profit includes a $68 million gain on the sale of 50.1% of the equity interests in STARS.

•      Total mortgage applications increased by 12% compared to 2011 and interest rate lock commitments expected to close decreased to $20.4 billion from $24.0 billion in 2011 due to a shift in mix towards fee-based production and the decline in wholesale/correspondent volume.

Mortgage Servicing Segment

Quarterly Comparison:

•      Segment loss was unfavorably impacted by a $21 million increase in foreclosure-related charges compared to 2011 driven by a significant increase in loan repurchase and indemnification requests in 2012 as discussed above under “—Executive Summary”.

•      Loan payoffs in our capitalized servicing portfolio increased 92% compared to 2011, resulting in a $27 million reduction in the fair value of our mortgage servicing rights and an additional $5 million of curtailment interest expense.

Year-to-Date Comparison:

•      Segment loss was unfavorably impacted by an $86 million increase in foreclosure-related charges compared to 2011 driven by a significant increase in loan repurchase and indemnification requests in 2012, as discussed above under “—Executive Summary”.

•      Loan servicing income for 2012 includes a loss of $16 million from the termination of one of our inactive reinsurance contracts as discussed under “—Risk Management”.

•      Loan payoffs in our capitalized servicing portfolio increased 77% compared to 2011, resulting in a $57 million reduction in the fair value of our mortgage servicing rights and an additional $12 million of curtailment interest expense.

Fleet Management Services Segment

Quarterly Comparison:

•      Segment profit was consistent with 2011, reflecting the growth in net investment in leases, higher units and usage of fee-based and asset-based management services, partially offset by lower syndication results and leasing revenues.

•      Maintenance service, fuel, and accident management average units all increased in 2012 compared to 2011.

Year-to-Date Comparison:

•      Segment profit increased by $11 million to $67 million in 2012, driven by growth in net investment in leases, lower funding costs and higher units and usage of fee-based and asset-based management services.

•      Maintenance service, fuel, and accident management average units all increased in 2012 compared to 2011.

•      The average number of leased vehicles declined by 3% compared to 2011; however, our net investment in leases increased by $239 million compared to September 30, 2011.

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

For the nine months ended September 30, 2012, our effective tax rate was primarily impacted by: (i) the noncontrolling interest holder’s portion of taxes on the income of PHH Home Loans; and (ii) the impact of applying statutory changes to apportionment weight, apportionment sourcing and corporate income tax rates that were enacted by various states, primarily New Jersey, in the first quarter of 2012.

For the nine months ended September 30, 2011, our effective tax rate was primarily impacted by: (i) a decrease in our liability for tax contingencies resulting from the resolution and settlement with various taxing authorities including the conclusion of the IRS examination and review of our taxable years 2006 through 2009; and (ii) the noncontrolling interest holder’s portion of taxes on the income of PHH Home Loans; partially offset by (iii) changes in the valuation allowance driven by state tax losses generated by our mortgage business.

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

For the nine months ended September 30, 2012, earnings from the equity method investment in STARS of $5 million are recorded as a component of Other income in the Mortgage Production segment. During the nine months ended September 30, 2011, a $68 million gain on the sale of STARS was recorded within Other income of the Mortgage Production segment, which consisted of the net present value of the purchase price from CoreLogic plus the $34 million from the initial valuation of our equity method investment.

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

The following table presents the revenues and expenses recorded in Other:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Net revenues	$—	$—	$(1)	$(2)
Salaries and related expenses	20	16	55	52
Occupancy and other office expenses	1	2	3	4
Fleet interest expense	1	(1)	(1)	(3)
Other depreciation and amortization	2	1	6	3
Other operating expenses	25	17	53	37
Corporate overhead allocation	(36)	(35)	(104)	(94)
Total expenses	13	—	12	(1)
Net loss before income taxes	$(13)	$—	$(13)	$(1)

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

Quarterly Comparison:  Salaries and related expenses increased by $4 million compared to 2011 primarily due to an increase in management incentive compensation.

Year-to-Date Comparison:  Salaries and related expenses increased by $3 million compared to 2011 primarily due to an increase in management incentives related to 2012 compensation plans and an increase in the average number of permanent employees which was partially offset by $2 million in lower actual payments related to 2011 incentive compensation plans.

Other Operating Expenses

The components of Other operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Professional fees	$4	$7	$22	$21
Other expenses	21	10	31	16
Total	$25	$17	$53	$37

Quarterly Comparison:   Professional fees decreased by $3 million compared to 2011 and was primarily attributable to fees incurred during 2011 related to the development of our information technology infrastructure that were nonrecurring in 2012. Other expenses increased by $11 million compared to 2011 which was primarily driven by costs associated with the early retirement of the Medium-term notes due in 2013.

Year-to-Date Comparison:  Professional fees increased by $1 million compared to 2011 and was primarily attributable to an increase in information technology-related expenses associated with private label client implementations in our Mortgage Production segment that was offset by fees incurred during 2011 related to the development of our information technology infrastructure that were nonrecurring in 2012.  Other expenses increased by $15 million compared to 2011 which was primarily driven by costs associated with the early retirement of the Medium-term notes due in 2013 and higher computer software and hardware expenses resulting from investments in our information technology infrastructure.

Corporate Overhead Allocation

The table below provides a summary of our corporate overhead allocation by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Mortgage Production segment	$20	$20	$58	$50
Mortgage Servicing segment	5	4	13	11
Fleet Management Services segment	11	11	33	33
Other	(36)	(35)	(104)	(94)
Total	$—	$—	$—	$—

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

Mortgage Production Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in millions, except average loan amount)
Loans closed to be sold	$8,793	$9,552	$27,529	$26,082
Fee-based closings	5,595	3,197	13,642	10,244
Total closings	$14,388	$12,749	$41,171	$36,326
Purchase closings	$4,731	$6,211	$13,591	$16,078
Refinance closings	9,657	6,538	27,580	20,248
Total closings	$14,388	$12,749	$41,171	$36,326
Fixed rate	$9,863	$9,139	$29,264	$25,804
Adjustable rate	4,525	3,610	11,907	10,522
Total closings	$14,388	$12,749	$41,171	$36,326
Retail closings	$12,466	$8,597	$33,012	$25,373
Wholesale/correspondent closings	1,922	4,152	8,159	10,953
Total closings	$14,388	$12,749	$41,171	$36,326
Average loan amount	$301,101	$257,872	$278,474	$256,977
Loans sold	$8,808	$8,579	$28,285	$28,307
Applications	$18,579	$22,704	$55,088	$49,006
IRLCs expected to close	$6,769	$11,429	$20,394	$23,974

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Mortgage fees	$91	$68	$254	$210
Gain on mortgage loans, net	257	203	695	381
Mortgage interest income	22	21	64	72
Mortgage interest expense	(38)	(29)	(113)	(90)
Mortgage net finance expense	(16)	(8)	(49)	(18)
Other income	5	1	9	74
Net revenues	337	264	909	647
Salaries and related expenses	114	84	307	251
Occupancy and other office expenses	8	7	23	22
Other depreciation and amortization	2	2	5	7
Other operating expenses	72	66	213	178
Total expenses	196	159	548	458
Income before income taxes	141	105	361	189
Less: net income attributable to noncontrolling interest	19	10	44	17
Segment profit	$122	$95	$317	$172

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

As of October 2012, Fannie Mae’s Economics and Mortgage Market Analysis shows an increase in mortgage industry origination volumes of approximately 36% and 28% during the third quarter and nine months ended September 30, 2012, respectively, as compared to the same periods of 2011.  Refinance closings continued to be positively impacted by a sustained low interest rate environment despite the many borrowers who took advantage of refinance incentives during prior periods of low interest rates.  Based on the October industry origination volumes reported by Fannie Mae, refinance closings represented 74% and 71% of total origination volumes during the third quarter and nine months ended September 30, 2012, respectively.

The level of wholesale/correspondent closings can be influenced by a variety of factors, including overall industry capacity, pricing margins and the competitive landscape.  Our decline in wholesale/correspondent volume reflects our efforts to manage cash consumption and our strategy to generate mortgage servicing rights with minimal use of cash, while at the same time, focusing on the underlying quality of the loans originated in this platform.  As of September 30, 2012, 25% of our outstanding Interest rate lock commitments (“IRLCs”) expected to close were wholesale/correspondent compared to 44% as of December 31, 2011.  Wholesale/correspondent loans are generally less profitable than retail loans and have lower loan margins and expenses.

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

Quarterly Comparison:  Our total closings increased by $1.6 billion (13%) compared to 2011 and were comprised of a $3.1 billion increase in refinance closings offset by a $1.5 billion decrease in purchase closings.  Refinance closings were positively impacted by the low interest rate environment and represented 67% of our total closing volumes during 2012 compared to 51% in 2011.  While we have seen a positive trend in closings from our real estate channel driven by an improvement in home sales, our purchase closings decreased compared to 2011 due to our planned reduction in wholesale/correspondent volume.

Wholesale/correspondent closings represented 13% and 33% of our total closing volumes in 2012 and 2011, respectively which reflects our shift in focus to ensure that our operations are cash flow positive and to manage our wholesale/correspondent originations to control cash consumption.  Although total loan margins have reached historical highs, we have maintained a focus on limiting the cash consumption and originating high quality loans in the wholesale/correspondent platform, which has reduced our wholesale/correspondent origination volume.

Although total applications decreased by 18% compared to 2011 resulting from a decline in wholesale/correspondent volume, we continue to pursue growth in our retail platform where a low interest rate environment and higher consumer demand contributed to a 5% increase in retail applications.  Our IRLCs expected to close declined by 41% primarily due to the change in mix to a greater composition of fee-based production where we do not enter into an interest rate lock commitment and lower wholesale/correspondent volume.

Year-to-Date Comparison:  Our total closings increased by $4.8 billion (13%) compared to 2011 and were comprised of a $7.3 billion increase in refinance closings offset by a $2.5 billion decrease in purchase closings.  Refinance closings were positively impacted by the low interest rate environment and represented 67% of our total closing volumes during 2012 compared to 56% in 2011.  While we have seen a positive trend in closings from our real estate channel driven by an improvement in home sales, our purchase closings decreased compared to 2011 due to our planned reduction in wholesale/correspondent volume.

Wholesale/correspondent closings represented 20% and 30% of our total closing volumes in 2012 and 2011, respectively which reflects our shift in focus to ensure that our operations are cash flow positive and to manage our wholesale/correspondent originations to control cash consumption.

Total applications increased by 12% compared to 2011 resulting from growth in our retail platform where a low interest rate environment and higher consumer demand contributed to a 39% increase in retail applications which was offset by a decline in wholesale/correspondent volume.  Our IRLCs expected to close declined by 15% primarily due to the change in mix to a greater composition of fee-based production where we do not enter into an interest rate lock commitment and lower wholesale/correspondent volume.

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

Quarterly Comparison:  Mortgage fees increased by $23 million (34%) compared to 2011 primarily due to a $16 million increase in origination assistance fees from private label clients resulting from a 34% increase in private label closing units.  Mortgage fees were also positively impacted by a $5 million increase in appraisal income and a $2 million increase in application revenue both driven by a 28% increase in the number of retail closing units compared to 2011.

Year-to-Date Comparison:  Mortgage fees increased by $44 million (21%) compared to 2011 primarily due to a $31 million increase in origination assistance fees from private label clients resulting from a 24% increase in private label closing units.  Mortgage fees were also positively impacted by an $8 million increase in appraisal income and a $5 million increase in application revenue both driven by a 25% increase in the number of retail closing units compared to 2011.

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

The components of Gain on mortgage loans, net were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Gain on loans	$227	$200	$589	$341
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(17)	(3)	(33)	(3)
Economic hedge results	47	6	139	43
Total change in fair value of mortgage loans and related derivatives	30	3	106	40
Total	$257	$203	$695	$381

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

Quarterly Comparison:  Gain on loans increased by $27 million compared to 2011 primarily due to a higher mix of retail IRLCs and higher total loan margins that were partially offset by a 41% decrease in IRLCs expected to close.  Although total IRLCs expected to close declined compared to the third quarter of 2011, there was a greater mix of retail IRLCs expected to close during 2012, which had a positive impact to gain on loans.   Average initial loan margins increased by 132 basis points primarily due to a reduction in mortgage interest rates and higher consumer demand.

The $14 million unfavorable change in fair value of Scratch and Dent and certain non-conforming loans compared to 2011 was primarily attributable to an increase in the additions to the population of Scratch and Dent loans resulting from higher repurchase activity and a net loss on the sale of Scratch and Dent loans during the third quarter of 2012.

The $41 million increase in economic hedge results compared to 2011 was driven by favorable execution gains on mortgage loans sold coupled with lower interest rate volatility and higher actual pullthrough as compared to assumptions.

Year-to-Date Comparison:  Gain on loans increased by $248 million compared to 2011 primarily due to higher total loan margins that were partially offset by a 15% decrease in IRLCs expected to close.  Average initial loan margins increased by 123 basis points primarily due to a reduction in mortgage interest rates and higher consumer demand.

The $30 million unfavorable change in fair value of Scratch and Dent and certain non-conforming loans compared to 2011 was primarily attributable to an increase in the additions to the population of Scratch and Dent loans resulting from higher repurchase activity and a net loss on the sale of Scratch and Dent loans during 2012.

The $96 million increase in economic hedge results compared to 2011 was driven by favorable execution gains on mortgage loans sold coupled with lower interest rate volatility and a higher impact of actual pullthrough of mortgage loans as compared to initial assumptions.

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

Quarterly Comparison:  Mortgage net finance expense increased by $8 million compared to 2011 and was comprised of a $9 million (31%) increase in Mortgage interest expense which was offset by a $1 million (5%) increase in Mortgage interest income.  The increase in Mortgage interest expense was related to higher allocated financing costs of corporate unsecured borrowings and a higher average balance of loans held for sale.

Year-to-Date Comparison:   Mortgage net finance expense increased by $31 million compared to 2011 and was comprised of a $23 million (26%) increase in Mortgage interest expense and an $8 million (11%) decrease in Mortgage interest income.  The increase in Mortgage interest expense was related to higher allocated financing costs resulting from an increase in the average balance of corporate unsecured borrowings which was partially offset by a lower average balance of loans held for sale.  The decrease in Mortgage interest income was primarily due to a lower average balance and note rate of loans held for sale.

Other Income

Quarterly Comparison:  Other income increased by $4 million compared to 2011 primarily due to a termination fee resulting from the loss of a private label client relationship during the third quarter of 2012.

Year-to-Date Comparison:  Other income decreased by $65 million compared to 2011 primarily due to a $68 million gain realized during the first quarter of 2011 related to the sale of 50.1% of our equity interests in STARS which was partially offset by a termination fee resulting from the loss of a private label client relationship and higher earnings from our equity interest in STARS subsequent to the sale.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment consist of salaries, payroll taxes, benefits and incentives paid to employees in our mortgage production operations and commissions paid to employees involved in the loan origination process.

The components of Salaries and related expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Salaries, benefits and incentives	$70	$49	$189	$158
Commissions	34	27	90	69
Contract labor and overtime	10	8	28	24
Total	$114	$84	$307	$251

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

Quarterly Comparison:  Salaries, benefits and incentives increased by $21 million compared to 2011 primarily due to an increase in the average number of permanent employees in the mortgage production operations and an increase in management incentive compensation.  The increase in the average number of permanent employees is attributable to the 28% increase in retail closing units during the third quarter of 2012 coupled with increased staffing levels associated with expected future mortgage origination activity as well as our continued development of our mortgage compliance programs, loan quality and customer service initiatives.  The $7 million increase in commissions was primarily attributable to a 26% increase in closings from our real estate channel which has higher commission rates than private label closings.  Contract labor and overtime increased by $2 million compared to 2011 and was driven by higher overall closing volumes.

Year-to-Date Comparison:  Salaries, benefits and incentives increased by $31 million compared to 2011 primarily due to an increase in the average number of permanent employees in the mortgage production operations and an increase in management incentive compensation.  The increase in the average number of permanent employees is attributable to the 25% increase in retail closing units during the nine months ended September 30, 2012 coupled with increased staffing levels associated with expected future mortgage origination activity as well as our continued development of our mortgage compliance programs, loan quality and customer service initiatives.  The $21 million increase in commissions was primarily attributable to a 30% increase in closings from our real estate channel which has higher commission rates than private label closings.  Contract labor and overtime increased by $4 million compared to 2011 and was driven by higher overall closing volumes.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, allocations for corporate overhead and other production related expenses.

The components of Other operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Production-related direct expenses	$31	$30	$92	$73
Corporate overhead allocation	20	20	58	50
Other expenses	21	16	63	55
Total	$72	$66	$213	$178

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

Quarterly Comparison: The $5 million increase in other expenses compared to 2011 was primarily attributable to a $2 million increase in customer service-related expenses and higher consulting and outsourcing services.

Year-to-Date Comparison:  Production-related direct expenses increased by $19 million compared to 2011 and was driven by an increase in the number of retail applications.  The $8 million increase in other expenses compared to 2011 was primarily attributable to a $3 million increase in customer service-related expenses and a $5 million increase in higher consulting and outsourcing services.

Mortgage Servicing Segment

The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	As of September 30,
	2012	2011
	($ In millions)
Ending total loan servicing portfolio	$185,143	$178,129
Number of loans serviced	1,032,823	1,048,291
Ending capitalized loan servicing portfolio	$144,780	$144,275
Capitalized servicing rate	0.69%	0.83%
Capitalized servicing multiple	2.3	2.8
Weighted-average servicing fee (in basis points)	30	30

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ In millions)
Average total loan servicing portfolio	$189,287	$176,019	$186,323	$172,298
Average capitalized loan servicing portfolio	146,189	143,396	147,722	140,909
Payoffs and principal curtailments of capitalized portfolio	10,463	6,014	27,102	16,980

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ In millions)
Mortgage interest income	$2	$3	$7	$11
Mortgage interest expense	(16)	(19)	(49)	(59)
Mortgage net finance expense	(14)	(16)	(42)	(48)
Loan servicing income	112	112	333	337
Change in fair value of mortgage servicing rights	(225)	(410)	(451)	(601)
Net derivative gain related to mortgage servicing rights	8	1	5	1
Valuation adjustments related to mortgage servicing rights, net	(217)	(409)	(446)	(600)
Net loan servicing loss	(105)	(297)	(113)	(263)
Other income (expense)	1	1	—	(2)
Net revenues	(118)	(312)	(155)	(313)
Salaries and related expenses	9	8	28	25
Occupancy and other office expenses	3	2	7	7
Other depreciation and amortization	—	1	—	1
Other operating expenses	75	45	237	121
Total expenses	87	56	272	154
Segment loss	$(205)	$(368)	$(427)	$(467)

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

Quarterly Comparison:  Mortgage net finance expense decreased by $2 million compared to 2011 and was comprised of a $3 million (16%) decrease in Mortgage interest expense that was offset by a $1 million (33%)

decrease in Mortgage interest income.  The decrease in Mortgage interest expense was primarily attributable to a decrease in the interest expense allocated to fund our MSRs resulting from a lower average MSR balance.  Mortgage interest expense and Mortgage interest income both decreased by $1 million compared to 2011 due to the first quarter 2012 deconsolidation of a mortgage securitization trust where we sold the residual interest.

Year-to-Date Comparison:  Mortgage net finance expense decreased by $6 million compared to 2011 and was comprised of a $10 million (17%) decrease in Mortgage interest expense that was partially offset by a $4 million (36%) decrease in Mortgage interest income.  The decrease in Mortgage interest expense was primarily attributable to a decrease in the interest expense allocated to fund our MSRs resulting from a lower average MSR balance.  Mortgage interest expense and Mortgage interest income both decreased by $3 million compared to 2011 due to the first quarter 2012 deconsolidation of a mortgage securitization trust where we sold the residual interest.

Loan Servicing Income

The components of Loan servicing income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Servicing fees from capitalized portfolio	$106	$108	$329	$317
Subservicing fees	3	3	10	10
Late fees and other ancillary servicing revenue	15	16	45	45
Curtailment interest paid to investors	(12)	(7)	(32)	(20)
Net reinsurance loss	—	(8)	(19)	(15)
Total	$112	$112	$333	$337

The primary drivers for Loan servicing income are the average capitalized loan servicing portfolio and average servicing fee.  Service fee revenue is driven by recurring servicing fees that are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees.  For loans that are subserviced for others, we receive a nominal stated amount per loan which is less than our average servicing fee related to the capitalized portfolio.  Curtailment interest paid to investors represents uncollected interest from the borrower that is required to be passed onto investors and is primarily driven by the number of loan payoffs.  Net reinsurance loss represents premiums earned on reinsurance contracts, net of ceding commission and provisions for reinsurance reserves. Net reinsurance loss for the nine months ended September 30, 2012 also includes a loss related to the termination of one of our inactive reinsurance contracts. Refer to “—Risk Management—Consumer Credit Risk—Mortgage Reinsurance” for a description.

Quarterly Comparison:  The $2 million decrease in servicing fees from the capitalized portfolio compared to 2011 was primarily related to an increase in early stage delinquencies resulting from the timing of customer payments which was partially offset by a 2% increase in the average capitalized loan servicing portfolio.  Curtailment interest paid to investors increased by $5 million (71%) compared to 2011 primarily due to a 101% increase in loan payoffs in our total loan servicing portfolio.  The $8 million decrease in net reinsurance loss compared to 2011 was driven by a decrease in the provision for reinsurance reserves resulting from slowing loss progressions as the maximum loss rates for certain origination years has been reached that was offset by a decrease in premiums earned under reinsurance agreements due to the termination of a contract during the second quarter of 2012.

Year-to-Date Comparison:  The $12 million increase in servicing fees from the capitalized portfolio was primarily related to a 5% increase in the average capitalized loan servicing portfolio compared to 2011.  Curtailment interest paid to investors increased by $12 million (60%) compared to 2011 primarily due to an 83% increase in loan payoffs in our total loan servicing portfolio.  The $4 million increase in net reinsurance loss compared to 2011 was driven by a $16 million loss related to the termination of an inactive reinsurance contract and a decrease in premiums earned under reinsurance agreements in runoff that was offset by a decrease in the provision for reinsurance reserves resulting from slowing loss progressions as the maximum loss rates for certain origination years have been reached.

Valuation Adjustments Related to Mortgage Servicing Rights

Valuation adjustments related to mortgage servicing rights include Change in fair value of mortgage servicing rights and Net derivative gain related to mortgage servicing rights.  The components of Valuation adjustments related to mortgage servicing rights are discussed separately below.

Change in Fair Value of Mortgage Servicing Rights: The fair value of our MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility, servicing costs and other economic factors.  Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates.  Other factors noted above as well as the overall market demand for MSRs may also affect the valuation.

The components of Changes in fair value of mortgage servicing rights were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Actual prepayments of the underlying mortgage loans	$(65)	$(38)	$(168)	$(111)
Actual receipts of recurring cash flows	(10)	(11)	(31)	(37)
Market-related fair value adjustments	(150)	(361)	(252)	(453)
Total	$(225)	$(410)	$(451)	$(601)

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

Quarterly Comparison:  The $27 million increase in actual prepayments of the underlying mortgage loans compared to 2011 was primarily due to a 92% increase in loan payoffs in the capitalized loan servicing portfolio which was partially offset by an 8 basis points decrease in the average MSR value of prepayments.

Market-related fair value adjustments decreased the value of our MSRs by $150 million during the third quarter of 2012 and was primarily attributable to a decrease in mortgage interest rates, including a 37 basis points decrease in the primary mortgage rate used to value our MSR. The $361 million market-related fair value decrease during the third quarter of 2011 was primarily attributable to a decrease in mortgage interest rates and a flattening of the yield curve.

Year-to-Date Comparison:  The $57 million increase in actual prepayments of the underlying mortgage loans compared to 2011 was primarily due to a 77% increase in loan payoffs in the capitalized loan servicing portfolio which was partially offset by a 12 basis points decrease in the average MSR value of prepayments.

Market-related fair value adjustments decreased the value of our MSRs by $252 million during the nine months ended September 30, 2012 and was primarily attributable to a decrease in mortgage interest rates, including a 69 basis points decrease in the primary mortgage rate used to value our MSR.  The $453 million market-related fair value decrease during the nine months ended September 30, 2011 was primarily attributable to a decrease in mortgage interest rates.

Net Derivative Gain Related to Mortgage Servicing Rights: From time-to-time, we may use a combination of derivative instruments to protect against potential adverse changes in the fair value of our MSRs resulting from a decline in interest rates. The change in fair value of derivatives is intended to react in the opposite direction of the market-related change in the fair value of MSRs, and generally increase in value as interest rates decline and decrease in value as interest rates rise.  The amount and composition of derivatives used depends on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the increased earnings generated by origination of new loans resulting from the decline in interest rates.

The value of derivatives related to our MSRs increased by $8 million and $5 million during the third quarter and nine months ended September 30, 2012, respectively compared to $1 million in both periods of 2011.  The change in the value of derivatives was driven by a decrease in mortgage interest rates.

Other Income

Other income allocable to the Mortgage Servicing segment primarily consists of the change in the net fair value of a mortgage securitization trust where we hold a residual interest.  These residual interests were sold during the first quarter of 2012.

Year-to-Date Comparison:  Other income during the nine months ended September 30, 2012 was not significant however it included a $2 million loss on sale of our residual interests in the mortgage securitization trust which was partially offset by $1 million of realized gains from the sale of available-for-sale securities associated with restricted investments held in our reinsurance trust accounts.

The $2 million reduction in Other income during the nine months ended September 30, 2011 was primarily attributable to an increase in projected credit losses of the underlying securitized mortgage loans which comprised the securitization trust which was partially offset by $1 million of realized gains from the sale of available-for-securities associated with restricted investments held in our reinsurance trust accounts.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Servicing segment consist of salaries, payroll taxes, benefits and incentives paid to employees in our servicing operations.

Year-to-Date Comparison:  Salaries and related expenses increased by $3 million compared to 2011 due to an increase in the average number of permanent employees as we continue to balance resources in order to implement new industry servicing and compliance practices.

Other Operating Expenses

The following table presents a summary of Other operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Foreclosure-related charges	$41	$20	$145	$59
Corporate overhead allocation	5	4	13	11
Other expenses	29	21	79	51
Total	$75	$45	$237	$121

Foreclosure-related charges are driven by the volume of repurchase and indemnification requests, claims appeal success rates and expected loss severities.  Repurchase requests from all investors and insurers have been volatile and the persistency of these recent trends remains extremely uncertain.  Expected loss severities are impacted by various economic factors including delinquency rates and home price values while our success rate in appealing repurchase requests can fluctuate based on the validity and composition of repurchase demands and the underlying quality of the loan files.  See “—Risk Management—Consumer Credit Risk—Loan Repurchases and Indemnifications” for a further discussion of the sensitivity of our loan repurchase and indemnification liability.

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

Quarterly Comparison:  Foreclosure-related charges increased by $21 million compared to 2011 and were primarily driven by a decline in our success rate in appealing repurchase requests that was partially offset by a decrease in our estimated future loss severities.  The amount of unresolved repurchase and indemnification requests was 11% higher compared to September 30, 2011 and the total number of repurchase requests we received increased by 50% compared to the third quarter of 2011.

The $8 million increase in other expenses compared to 2011 was primarily due to an increase in expenses associated with servicing delinquent and foreclosed loans and real estate owned.

Year-to-Date Comparison:  Foreclosure-related charges increased by $86 million compared to 2011 and were driven by a significant increase in the actual and future expected number of repurchase and indemnification requests, primarily from the Agencies, and a decline in our success rate in appealing repurchase requests that was partially offset by a decrease in our estimated future loss severities.  The total number of repurchase requests we received increased by 55% compared to the nine months ended September 30, 2011.

The $28 million increase in other expenses compared to 2011 was primarily due to an increase in expenses associated with servicing delinquent and foreclosed loans and real estate owned.

Fleet Management Services Segment

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the		Average for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands of units)
Leased vehicles	264	272	267	275
Maintenance service cards	345	324	344	320
Fuel cards	308	296	302	293
Accident management vehicles	304	297	311	295

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Fleet management fees	$45	$42	$137	$128
Fleet lease income	340	370	1,014	1,050
Other income	20	20	56	55
Net revenues	405	432	1,207	1,233
Salaries and related expenses	16	16	48	47
Occupancy and other office expenses	3	3	10	11
Depreciation on operating leases	304	307	908	922
Fleet interest expense	17	20	53	63
Other depreciation and amortization	3	3	8	8
Other operating expenses	41	62	113	126
Total expenses	384	411	1,140	1,177
Segment profit	$21	$21	$67	$56

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

Quarterly Comparison:  Fleet management fees increased by $3 million (7%) compared to 2011 due to a $2 million increase in fees associated with fee-based products primarily driven by an increase in maintenance service card units and a $1 million increase in asset-based fleet management services resulting from asset dispositions.

Year-to-Date Comparison:  Fleet management fees increased by $9 million (7%) compared to 2011 due to a $6 million increase in fees associated with fee-based products primarily driven by an increase in maintenance service card units and higher client participation in driver safety training services.  The remaining $3 million increase in Fleet management fees compared to 2011 was due to higher usage of asset-based fleet management services resulting from asset dispositions.

Fleet Lease Income

The following table presents a summary of the components of Fleet lease income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Leasing revenue	$333	$336	$1,000	$1,013
Operating lease syndication revenue	7	34	14	37
Total	$340	$370	$1,014	$1,050

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

Quarterly Comparison:  Leasing revenue decreased by $3 million compared to 2011 primarily due to a 3% decline in the average number of leased vehicles, which was partially offset by an increase in net investment in leases reflecting the growth in average lease balances from the change in mix to more expensive truck and service-type vehicles.  The $3 million decrease in leasing revenue had a related offset to Depreciation on operating leases of $3 million as described below.  The amount of gross sales proceeds related to operating lease syndications resulted in a $27 million decrease in Fleet lease income compared to 2011.

Year-to-Date Comparison:  Leasing revenue decreased by $13 million compared to 2011 primarily due to a 3% decline in the average number of leased vehicles, which was partially offset by an increase in net investment in leases reflecting the growth in average lease balances from the change in mix to more expensive truck and service-type vehicles.  The $13 million decrease in leasing revenue had a related offset to Depreciation on operating leases of $14 million as described below.  The amount of gross sales proceeds related to operating lease syndications resulted in a $23 million decrease in Fleet lease income compared to 2011.

Other Income

Other income primarily consists of gross sales proceeds from our owned vehicle dealerships, the gain or loss from the sale of used vehicles and other ancillary revenues.

Quarterly Comparison: There was no change in Other income as a decrease in gains on the sale of used vehicles was offset by an increase in gains associated with vehicle sales at our dealerships.

Year-to-Date Comparison:  Other income increased by $1 million compared to 2011 due to an increase in gains associated with vehicle sales at our dealerships and higher other ancillary revenues which were offset by a decrease in gains on the sale of used vehicles.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our vehicles under operating leases included in Net investment in fleet leases.

Quarterly Comparison: Depreciation on operating leases decreased by $3 million compared to 2011 primarily due to a 3% decline in the average number of leased vehicles which was partially offset by an increase in net investment in leases.

Year-to-Date Comparison:  Depreciation on operating leases decreased by $14 million compared to 2011 primarily due to a 3% decline in the average number of leased vehicles which was partially offset by an increase in net investment in leases.

Fleet Interest Expense

Fleet interest expense is primarily driven by the average volume and cost of funds rate of outstanding borrowings and consists of interest expense associated with borrowings related to leased vehicles, changes in market values of interest rate cap agreements related to vehicle asset-backed debt and amortization of deferred financing fees.

Quarterly Comparison:  Fleet interest expense decreased by $3 million (15%) compared to 2011 primarily due to favorable changes in the cost of funds rates resulting from debt renewals and fair value adjustments related to interest rate contracts associated with vehicle management asset-backed debt.

Year-to-Date Comparison:  Fleet interest expense decreased by $10 million (16%) compared to 2011 primarily due to favorable changes in the cost of funds rates resulting from debt renewals and fair value adjustments related to interest rate contracts associated with vehicle management asset-backed debt and a decrease in the amortization of deferred financing fees.

Other Operating Expenses

The following table presents a summary of the components of Other operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Cost of goods sold	$21	$44	$53	$71
Corporate overhead allocation	11	11	33	33
Other expenses	9	7	27	22
Total	$41	$62	$113	$126

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

Quarterly Comparison:  The $23 million decrease in cost of goods sold compared to 2011 was primarily attributable to a decrease in the amount of operating lease syndications.

Year-to-Date Comparison:  The $18 million decrease in cost of goods sold compared to 2011 was primarily attributable to a decrease in the amount of operating lease syndications.  Other expenses increased by $5 million compared to 2011 primarily due to expenses associated with higher client participation in driver safety training services.

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

Loan Repurchases and Indemnifications

Foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and on-balance sheet loans in foreclosure and real estate owned.  The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate of defending against requests and estimated loss severities on repurchases and indemnifications. The liability for loan repurchases and indemnifications does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries.  While the best information available is used in estimating our liability, our actual experience can vary significantly from our assumptions as the estimation process is inherently uncertain.  Given the increased levels of repurchase requests and realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of the recorded liability.

As of September 30, 2012, the estimated amount of reasonably possible losses in excess of the recorded liability was $70 million.  This estimate assumes that repurchases and indemnifications remain at an elevated level through the year ended December 31, 2013, our success rate in defending against requests declines and loss severities remain at current levels.  Our estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the criteria used by investors in selecting loans to request; (iii) borrower delinquency patterns; and (iv) general economic conditions.

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

Foreclosure-related reserves consist of the following:

	September 30,	December 31,
	2012	2011
	(In millions)
Loan repurchase and indemnification liability	$137	$95
Allowance for probable foreclosure losses	23	19
Adjustment to value for real estate owned	16	13
Total	$176	$127

The table below presents the trend over the most recent quarters of our foreclosure reserve activity and number of repurchase claim requests received:

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2012	2012	2012	2011	2011
	(In millions)
Balance, beginning of period	$175	$165	$127	$120	$122
Realized foreclosure losses	(43)	(33)	(33)	(20)	(27)
Increase in reserves due to:
Change in assumptions	41	39	65	21	20
New loan sales	3	4	6	6	5
Balance, end of period	$176	$175	$165	$127	$120

Repurchase requests received (number of loans)	997	1,171	1,407	698	663

Loan Repurchase & Indemnification Liability

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	As of September 30, 2012			As of December 31, 2011
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total (4)	Requests	Requests	Total (4)
	(In millions)
Agency Invested:
Claim pending (1)	$44	$1	$45	$33	$1	$34
Appealed (2)	60	11	71	24	10	34
Open to review (3)	70	17	87	101	14	115
Agency requests	174	29	203	158	25	183

Private Invested:
Claim pending (1)	9	—	9	3	—	3
Appealed (2)	15	2	17	17	3	20
Open to review (3)	15	6	21	12	4	16
Private requests	39	8	47	32	7	39
Total	$213	$37	$250	$190	$32	$222

(1)	Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)

Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant. Based on claims received and appealed during the twelve months ended September 30, 2012 that have been resolved, we were successful in refuting approximately 85% of claims appealed.

(3)	Open to review status represents loans where we have not completed our review process. We appealed approximately 65% of claims received and reviewed during the twelve months ended September 30, 2012.

(4)

Investors may make repurchase demands based on unresolved mortgage insurance rescission notices. In these cases, the total unresolved requests balance includes certain loans that are currently subject to both an outstanding repurchase demand and an unresolved mortgage insurance rescission notice.

Approximately 81% and 70% of the unpaid principal balance of our unresolved repurchase requests related to loans originated between 2005 and 2008 as of September 30, 2012 and December 31, 2011, respectively.

See Note 9, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our foreclosure-related reserves.

Mortgage Reinsurance

In 2012, we terminated one of our inactive reinsurance contracts that resulted in a pre-tax loss of $16 million for the nine months ended September 30, 2012 which was recorded in Loan servicing income in the Condensed Consolidated Statements of Operations. See Note 9, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding the termination agreement.

We have remaining exposure to consumer credit risk through losses from one contract with a primary mortgage insurance company that is inactive and in runoff.  We are required to hold securities in trust related to this potential obligation, which were $126 million as of September 30, 2012 and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2012, a liability of $40 million was included in Other liabilities in the accompanying Condensed Consolidated Balance Sheets for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis.

A summary of the activity in reinsurance-related reserves is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Balance, beginning of period	$43	$97	$84	$113
Realized reinsurance losses(1)	(6)	(16)	(57)	(49)
Increase in liability for reinsurance losses(2)	3	13	13	30
Balance, end of period	$40	$94	$40	$94

(1)	Realized reinsurance losses for the nine months ended September 30, 2012 includes $21 million related to the release of reserves associated with the termination of an inactive insurance agreement.

(2)	The increase in reinsurance reserves is recorded as an expense within Loan servicing income in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of September 30, 2012:

		Maximum			Foreclosures/
	Unpaid	Potential	Average		Real estate
	Principal	Exposure to	Credit		owned/
	Balance (UPB)	Reinsurance Loss	Score(3)	Delinquencies(1)(2)(3)	Bankruptcies(2)(3)
	($ In millions)
Year of Origination:
2003	$191	$50	687	5.96%	8.54%
2004	545	70	687	5.90%	7.90%
2005	509	14	692	5.86%	10.67%
2006	284	—	690	5.47%	12.28%
2007	732	—	699	4.98%	10.36%
2008	512	17	718	3.44%	5.45%
2009	286	7	757	0.35%	0.51%
Total	$3,059	$158	703	4.81%	8.41%

(1)	Represents delinquent mortgage loans for which payments are 60 days or more outstanding as a percentage of the total unpaid principal balance.

(2)	Calculated as a percentage of the total unpaid principal balance.

(3)	Based on June 30, 2012 data.

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

As of September 30, 2012, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

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

We are continuing to monitor developments in regulations that may impact our businesses including the Dodd-Frank Act and ongoing GSE reforms that could have a material impact on our liquidity. For more information, see “Part II—Item 1A. Risk Factors—Risk Related to our Company—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.  In addition, we are subject to litigation, regulatory investigations and inquiries and may incur fines, penalties, and increased costs that could negatively impact our future results of operations or damage our reputation.” and “Item 1A. Risk Factors—Risk Related to our Company—Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.” in this Form 10-Q.

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

Liquidity and Capital Plan

Our goals for 2012 have included a focus on increasing liquidity and cash flow generation, addressing our near-term debt maturities and negotiating an extension of our unsecured revolving credit facility.  Consistent with those goals, we developed a liquidity and capital plan consisting of various steps to improve our liquidity and capital position, which may involve one or more of the following:

(i)	focusing our efforts to ensure that our operations are cash flow positive, which may include reductions in our correspondent mortgage originations;

(ii)	disposing of assets that are not necessary to support our business strategies, which may include the assets of our reinsurance business; and

(iii)	generating mortgage servicing rights with minimal use of cash.

We have taken the following actions in the nine months ended September 30, 2012 to improve our liquidity and capital position:

•	completed an offering of 6.0% Convertible notes due 2017 with $243 million of net cash proceeds;

•	completed an offering of 7.375% Senior notes due 2019 with $270 million of net cash proceeds;

•	amended our Credit Facility agreement, extending a portion of commitments to August 2015;

•	established a secured Canadian revolving credit facility with $127 million of commitments;

•	repaid $671 million of unsecured term debt, including the Convertible notes due 2012 and the Medium-term notes due in 2013;

•	generated $161 million of cash from the securitization of fleet leases, including the release of overcollateralization from prior securitizations;

•	generated $42 million of cash from the sale of non-conforming mortgage loans and mortgage-backed residual investments;

•

generated $40 million of unrestricted cash from our reinsurance subsidiary, including $24 million from the termination of a reinsurance agreement and $16 million from the release of restricted cash in excess of the trust requirements;

•	selectively originated loans in our wholesale/correspondent platform with minimal cash consumption; and

•	aligned our business operations with established cash flow targets.

See Note 7, “Debt and Borrowing Arrangements” for further discussion of the debt arrangements discussed above.

As a result of these actions, we generated $756 million of unrestricted cash and repaid $671 million of unsecured debt during the nine months ended September 30, 2012.  These specific actions, when combined with our cash flows from other operating, financing and investing activities, as discussed below, increased our Cash and cash equivalents by $263 million from December 31, 2011.

We will continue to actively refine our liquidity plan and take all appropriate actions in an effort to ensure we have more than adequate liquidity.  There can be no assurances that we will be successful implementing this plan, or if we are successful, there can be no assurances that our plan will be sufficient to meet our liquidity needs. We believe that the execution of our liquidity and capital plan will provide sufficient liquidity to fund potential increases in repurchase and indemnification requests and operate our business.  However, the execution of our plan may have a negative impact on our future results of operations, including revenue and net income.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.  We expect aggregate capital expenditures to be between $40 million and $45 million for 2012, in comparison to $25 million for 2011.

Cash Flows

At September 30, 2012, we had $677 million of Cash and cash equivalents, an increase of $263 million from $414 million at December 31, 2011.  The following table summarizes the changes in Cash and cash equivalents:

	Nine Months Ended
	September 30,
	2012	2011	Change
	(In millions)
Cash provided by (used in):
Operating activities	$1,802	$2,339	$(537)
Investing activities	(904)	(899)	(5)
Financing activities	(635)	(1,550)	915
Effect of changes in exchange rates on Cash and cash equivalents	—	(1)	1
Net increase (decrease) in Cash and cash equivalents	$263	$(111)	$374

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  In addition to depreciation and amortization, the operating results of our reportable segments are impacted by the following significant non-cash activities:

•                  Mortgage Production —Capitalization of mortgage servicing rights

•                  Mortgage Servicing —Change in fair value of mortgage servicing rights

•                  Fleet Management Services —Depreciation on operating leases

During the nine months ended September 30, 2012, cash provided by operating activities was $1.8 billion.  This is primarily reflective of $1.4 billion of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment partially offset by $35 million paid to counterparties related to cash collateral posted on derivative agreements associated with loan related derivatives. Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing and Fleet Management Services segments.

The net cash provided by the operating activities of our Mortgage Production segment resulted from a $705 million decrease in the Mortgage loans held for sale balance in our Condensed Consolidated Balance Sheets between September 30, 2012 and December 31, 2011, which is the result of timing differences between origination and sale as of the end of each period.  The decrease in Mortgage loans held for sale also resulted in a decrease in Mortgage Asset-Backed Debt as further described in Financing Activities below.

During the nine months ended September 30, 2011, cash provided by our operating activities was $2.3 billion.  This was reflective of $2.1 billion of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment and in the operating activities of our Fleet Management Services segment.  Other adjustments and changes in other assets and liabilities, net primarily includes the $68 million gain on the sale of an interest in our appraisal services business and a net cash outflow of $290 million for cash collateral on derivative agreements.

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

During the nine months ended September 30, 2012, cash used in our investing activities was $904 million, which primarily consisted of $1.1 billion in net cash outflows from the purchase and sale of vehicles, partially offset by a $141 million net decrease in Restricted cash, cash equivalents and investments primarily due to a $100 million reduction in restricted cash associated with our mortgage reinsurance activities from paid losses and the termination of one of our reinsurance agreements and a release of $33 million of restricted cash related to the Chesapeake 2009-1 and 2009-4 Notes which were repaid during the third quarter of 2012.

During the nine months ended September 30, 2011, cash used in our investing activities was $899 million, which primarily consisted of $910 million in net cash outflows from the purchase and sale of vehicles, partially offset by $20 million in net cash inflows from the sale of an interest in our appraisal services business.

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

During the nine months ended September 30, 2012, cash used in our financing activities was $635 million and related to $409 million of net payments on secured borrowings resulting from the decreased funding requirements for Mortgage loans held for sale described in operating activities and $153 million of net payments on unsecured borrowings resulting from the repayments of the Convertible notes due 2012 and the Medium-term Notes due 2013 which were offset by the issuances of the Convertible notes due 2017 and the Senior Notes due 2019.  As of September 30, 2012, our financing activities reflect our efforts to maximize secured borrowings against the available asset base, increasing the ending cash balance.  Within each quarter, excess available cash is utilized to fund assets rather than using the Mortgage and Vehicle asset-backed borrowing arrangements, given the relative borrowing costs and returns on invested cash.

During the nine months ended September 30, 2011, cash used in our financing activities was $1.6 billion and related to net payments on borrowings resulting from the decreased funding requirements for Mortgage loans held for sale described in Operating Activities and Investing Activities above.

Debt

We utilize both secured and unsecured debt as key components of our financing strategy.  Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	September 30,	December 31,
	2012	2011
	(In millions)
Restricted cash, cash equivalents and investments	$435	$574
Mortgage loans held for sale	1,953	2,658
Net investment in fleet leases	3,653	3,515
Mortgage servicing rights	1,002	1,209
Total	$7,043	$7,956

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

The following table summarizes our Debt as of September 30, 2012:

		Total Assets
		Held as
	Balance	Collateral(1)
	(In millions)
Vehicle Management Asset-Backed Debt	$3,397	$3,871
Mortgage Asset-Backed Debt	1,772	1,848
Unsecured Debt	1,149	—
Total	$6,318	$5,719

(1)	Assets held as collateral are not available to pay our general obligations.

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

Vehicle management asset-backed funding arrangements consisted of the following facilities as of September 30, 2012:

				End of	Estimated
		Total	Available	Revolving	Maturity
	Balance	Capacity	Capacity(1)	Period(2)	Date(3)
		(In millions)
Chesapeake 2009-2	$436	n/a	n/a	n/a	02/15/14
Chesapeake 2009-3	39	n/a	n/a	n/a	08/07/14
FLRT 2010-1	54	n/a	n/a	n/a	08/15/13
Term notes, in amortization	529

Chesapeake 2011-2	350	$350	$—	09/19/13	09/07/16
Chesapeake 2012-1	643	643	—	04/18/13	04/07/16
Term notes, in revolving period	993	993	—

Chesapeake 2010-1	719	875	156	06/26/13	09/07/16
FLRT 2010-2	617	830	213	08/30/13	04/15/22
Chesapeake 2011-1	513	625	112	06/26/14	09/07/17
Variable-funding notes	1,849	2,330	481
Other	26	26	—
Total	$3,397	$3,349	$481

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

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

In October 2012, Chesapeake issued $600 million of Series 2012-2 Term Notes.  Proceeds from the notes were used to pay down a portion of the Series 2010-1 and 2011-1 Chesapeake Variable-funding notes.

Secured Canadian Credit Facility

On September 25, 2012, PHH Vehicle Management Services, Inc. entered into a secured revolving credit facility providing up to $127 million (C$125 million) of committed revolving capacity.  The facility is scheduled to expire on August 2, 2015.  As of and during the nine months ended September 30, 2012, there were no amounts outstanding under the Secured Canadian credit facility.

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

Mortgage asset-backed funding arrangements consisted of the following as of September 30, 2012:

		Total		Available	Maturity
	Balance	Capacity		Capacity(1)	Date
		(In millions)
Debt:
Committed facilities of PHH Mortgage:
Fannie Mae	$557	$1,000		$443	12/15/12
Royal Bank of Scotland plc	264	500		236	06/21/13
Bank of America	107	420		313	10/10/13
Barclays Bank PLC	52	350		298	12/11/12
Wells Fargo Bank	21	250		229	10/09/12(3)
Credit Suisse First Boston Mortgage Capital LLC	58	250	(2)	192	05/22/13

Committed facilities of PHH Home Loans:
Credit Suisse First Boston Mortgage Capital LLC	309	425	(2)	116	05/22/13
Wells Fargo Bank	188	200		12	10/09/12(3)
Barclays Bank PLC	145	150		5	12/11/12
Committed repurchase facilities	1,701	3,545		1,844

Uncommitted facilities of PHH Mortgage:
Fannie Mae	—	2,000		2,000	n/a
Uncommitted repurchase facilities	—	2,000		2,000

Servicing advance facility	71	120		49	06/30/13
Total	$1,772	$5,665		$3,893

Off-Balance Sheet Gestation Facilities:
JP Morgan Chase	$180	$500		$320	10/31/12(4)

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)

We may allocate a limited amount of capacity from the committed facilities with Credit Suisse First Boston Mortgage Capital LLC between PHH Mortgage and PHH Home Loans; however, the aggregate combined borrowing capacity cannot exceed $675 million. The borrowing capacities in the table above reflect the maximum available to PHH Home Loans.

(3)	In October 2012, the Wells Fargo Bank facilities were amended and the respective maturity dates were extended to December 9, 2012.

(4)	In October 2012, the JPM Gestation facility was amended and the maturity date was extended to October 31, 2013.

Unsecured Debt

Unsecured credit facilities are utilized to fund our short-term working capital needs to fund our MSRs and to supplement asset-backed facilities and provide for a portion of the operating needs of our mortgage and fleet management businesses.  As of and during the nine months ended September 30, 2012, there were no amounts outstanding under the Revolving Credit Facilities.

Unsecured borrowing arrangements consisted of the following as of September 30, 2012:

		Balance	Total	Available	Maturity
	Balance	at Maturity	Capacity	Capacity	Date
	(In millions)
4% notes due in 2014	$223	$250	n/a	n/a	09/01/14
6% notes due in 2017	194	250	n/a	n/a	06/15/17
Convertible notes	417	500
9.25% notes due in 2016	449	450	n/a	n/a	03/01/16
7.375% notes due in 2019	275	275	n/a	n/a	09/01/19
Other	8	8	n/a	n/a	04/15/18
Term notes	732	733
Revolving Credit Facility Tranche A	—	—	$250	$250	08/02/15
Revolving Credit Facility Tranche B	—	—	50	50	07/01/14
Other	—	—	5	5	09/30/13
Credit Facilities	—	—	$305	$305
Total	$1,149	$1,233

As of October 22, 2012, our credit ratings, and ratings outlook on our senior unsecured debt were as follows:

	Senior	Short-Term	Ratings
	Debt	Debt	Outlook/Watch
Moody’s Investors Service	Ba2	NP	Negative
Standard & Poors	BB-	B	Negative
Fitch	BB	B	Negative

During the second quarter of 2012, Fitch Ratings downgraded our long-term Issuer Default Ratings and senior unsecured debt rating to ‘BB’ from ‘BB+’, removed us from Ratings Watch Negative and maintained our Rating Outlook as Negative.  In the first quarter of 2012, Moody’s placed us on negative outlook and in the fourth quarter of 2011, S&P downgraded our debt rating from ‘BB+’ to ‘BB-’ and placed us on negative outlook.  The downgrades reflect the rating agencies’ assessments of a variety of factors, including but not limited to: an increase in potential mortgage loan repurchases, our hedge practices related to our mortgage servicing rights, and uncertainties regarding our liquidity profile.

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

During the three months ended September 30, 2012, the covenants for the Revolving Credit Facility were amended to require us to maintain: (i) on the last day of each fiscal quarter, net worth of at least $1.0 billion;  (ii) at any time prior to October 1, 2013, a ratio of indebtedness to tangible net worth no greater than 6.0 to 1 and, thereafter, no greater than 5.75 to 1;  (iii) a minimum of $1.0 billion in committed mortgage warehouse financing capacity excluding uncommitted mortgage warehouse facilities provided by the GSEs and certain mortgage gestation facilities; (iv)  a minimum of $750 million in committed third party fleet vehicle lease financing capacity; and (v) certain minimum liquidity requirements as of October 31, 2012, and May 2, 2014.

There were no other significant amendments to the terms of debt covenants during 2012.  As of September 30, 2012, we were in compliance with all financial covenants related to our debt arrangements.

During the nine months ended September 30, 2012, the termination events for the Fannie Mae committed facility were amended to require that we maintain (i) on the last day of each fiscal quarter, consolidated net worth of at least $1.0 billion; (ii) on the last day of each fiscal quarter, a ratio of indebtedness to tangible net worth no greater than 6.5 to 1; (iii) a minimum of $1.0 billion in committed mortgage warehouse or gestation facilities, with no more than $500 million of gestation facilities included towards the minimum, but excluding committed or uncommitted loan purchase arrangements or other funding arrangements from Fannie Mae and any mortgage warehouse capacity provided by government sponsored enterprises; and (iv) compliance with certain loan repurchase trigger event criteria related to the aging of outstanding loan repurchase demands by Fannie Mae.

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

We used September 30, 2012 market rates to perform the sensitivity analysis.  The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2012 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets:
Restricted investments	$1	$1	$1	$(1)	$(1)	$(2)
Mortgage loans held for sale	21	20	12	(15)	(32)	(72)
Interest rate lock commitments	49	45	28	(37)	(81)	(189)
Forward loan sale commitments	(76)	(68)	(41)	50	108	236
Option contracts	(1)	(1)	(1)	2	5	27
Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(7)	(4)	(2)	—	—	2
Mortgage servicing rights	(247)	(133)	(70)	76	155	308
Derivatives related to MSRs	104	40	17	(13)	(22)	(36)
Total Mortgage servicing rights and related derivatives	(143)	(93)	(53)	63	133	272
Total mortgage assets	(149)	(96)	(54)	62	132	272
Total vehicle assets	13	6	3	(3)	(6)	(12)
Interest rate contracts	—	—	—	—	—	1
Total liabilities	(56)	(28)	(14)	14	27	53
Total, net	$(192)	$(118)	$(65)	$73	$153	$314

Item 4.  Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, we are subject to litigation, regulatory investigations and inquiries and may incur fines, penalties, and increased costs that could negatively impact our future results of operations or damage our reputation.

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

The Dodd-Frank Act also establishes an independent federal Bureau of Consumer Financial Protection (the “CFPB”) to enforce laws involving consumer financial products and services, including mortgage finance.  The bureau is empowered with examination and enforcement authority over certain entities involved in mortgage origination and servicing, including PHH Mortgage and PHH Home Loans. The Dodd-Frank Act also establishes new standards and practices for mortgage originators, including determining a prospective borrower’s ability to repay their mortgage, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect.  In addition, our ability to enter into future asset-backed securities transactions may be impacted by the Dodd-Frank Act and other proposed reforms related thereto, the effect of which on the asset-backed securities market is currently uncertain.  While we are continuing to evaluate all aspects of the Dodd-Frank Act, such legislation and regulations promulgated pursuant to such legislation could materially and adversely affect the manner in which we conduct our businesses, result in heightened federal regulation and oversight of our business activities, and result in increased costs and potential litigation associated with our business activities.

The U.S. Department of Justice has recently announced settlements of, and initiated various other actions against major lenders under the False Claims Act and other statutes.  In connection with these settlements and actions, the U.S. Department of Justice has alleged, among other things, reckless mortgage lending practices and improper or inadequate certification to the government in connection with the Federal Housing Administration’s Direct Endorsement Lending Program.  The U.S. Department of Justice’s civil frauds unit has brought these cases as part of its continuing investigation of lending practices.  Although we have not been notified that we are the subject of any investigation by the U.S. Department of Justice, there can be no assurance that future investigations may not arise.

Our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

We have received inquiries and requests for information from regulators and attorneys general of certain states as well as from the Committee on Oversight and Government Reform of the U.S. House of Representatives and the U.S. Senate Judiciary Committee, requesting information as to the Company’s mortgage origination and servicing practices, including its foreclosure processes and procedures.  Specifically, the New Jersey Attorney General has conducted an investigation of our servicing practices and has informed us that it believes that we have violated the New Jersey Consumer Fraud Act in connection with customer service and other matters related to loss mitigation activities for certain borrowers in the wake of the financial crisis.  We have also undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators and such regulators have alleged various violations of federal and state laws related to our mortgage servicing practices prior to July 2011.  We believe we have meritorious defenses to these various allegations.  However, there can be no assurance that claims or litigation will not arise from these inquiries or similar inquiries by other governmental authorities or that fines or penalties will not be assessed against us in connection with these matters.

In addition to the increased regulatory focus on origination and servicing practices described above, Fannie Mae and Freddie Mac have also had a continued focus on foreclosure practices.  They have assessed compensatory fees against the Company for failing to meet certain foreclosure timelines specified in their respective servicing guides that have not been material to date.

In January 2012, we were notified that the CFPB had opened an investigation to determine whether our mortgage insurance premium ceding practices to captive reinsurers comply with the Real Estate Settlement Procedures Act and other laws enforced by the CFPB. The CFPB has requested certain related documents and information for review and has requested the answers to written questions pursuant to a Civil Investigative Demand (the “CID”).  In June 2012, we filed a petition to modify or withdraw the CID and in September 2012 the CFPB denied our petition.  We have provided reinsurance services in exchange for premiums ceded and believe that we have complied with the Real Estate Settlement Procedures Act and other laws applicable to the Company’s mortgage reinsurance activities.  The Company did not provide reinsurance on loans originated after 2009.

In addition to those outlined above, we are also defendants in various legal proceedings, which include private and civil litigation as well as government and regulatory examinations, investigations and inquiries or other requests for information.  These matters are at varying procedural stages and primarily relate to contractual disputes and other commercial, employment and tax claims.  The resolution of any of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us, payments made in settlements arrangements, as well as monetary payments or other agreements and obligations, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

On December 21, 2011, Standard & Poor’s Ratings Services (“S&P”) lowered our senior unsecured debt rating two notches with a negative outlook. S&P may lower our rating by another notch or more if we are unable to put in place sources of liquidity to fund our business satisfactory to S&P.

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

During 2011, 92% of our mortgage loan sales were sold to, or were sold pursuant to programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from our relationships with Fannie Mae, Freddie Mac and Ginnie Mae, including the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees, the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures and the use of mortgage warehouse facilities with Fannie Mae pursuant to which, as of September 30, 2012, we had total capacity of $3.0 billion, made up of $1.0 billion of committed and $2.0 billion uncommitted capacity. Due to the downgrade of our credit rating by S&P on December 21, 2011, Fannie Mae had the right to terminate its $1.0 billion committed early funding letter agreement (the “Committed Funding Letter Agreement”). On April 27, 2012, we renewed our master agreement with Fannie Mae and amended certain other agreements with Fannie Mae, including an amendment to the Committed Funding Letter Agreement (the “Amended Committed Funding Letter Agreement”). Pursuant to the Amended Committed Funding Letter Agreement, the termination event related to our credit ratings was removed and other termination events were added, most of which are generally consistent with existing covenants under our various other debt facilities. These additional termination events include, among others, a failure to maintain (i) on the last day of each fiscal quarter, consolidated net worth of at least $1.0 billion; (ii) on the last day of each fiscal quarter, a ratio of indebtedness to tangible net worth no greater than 6.5 to 1; (iii) a minimum of $1.0 billion in committed mortgage warehouse facilities or Gestation Facilities, with no more than $500 million of Gestation Facilities included towards the minimum, but excluding committed or uncommitted loan purchase arrangements or other funding arrangements from Fannie Mae and any mortgage warehouse capacity provided by GSEs; and (iv) compliance with certain loan repurchase trigger event criteria related to the aging of outstanding loan repurchase demands by Fannie Mae. Unless earlier terminated, the Amended Committed Funding Letter Agreement expires on December 15, 2012.

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

On August 17, 2012, the U.S. Treasury Department announced further steps to expedite the wind down of Fannie Mae and Freddie Mac, including an accelerated liquidation of Fannie Mae’s and Freddie Mac’s retained mortgage investment portfolios.  To the extent that the accelerated liquidation of Fannie Mae’s and Freddie Mac’s retained mortgage investment portfolios impacts the pricing in the secondary mortgage market of mortgage related assets, it is reasonably possible that such pricing impacts could impact mortgage origination volumes and pricing margins across the mortgage industry, including our mortgage origination volumes and pricing margins, and such impacts could be material.  Although we do not presently believe that the accelerated liquidation of Fannie Mae’s and Freddie Mac’s retained mortgage investment portfolios would have any direct impact on their respective mortgage guaranty programs, increases in guaranty fees that are charged by Fannie Mae and Freddie Mac to mortgage originators like us could result in higher mortgage rates charged to borrowers, which could result in reduced demand for mortgages, or reduced pricing margins or both.  Accordingly, increases in such guaranty fees could also adversely impact mortgage origination volumes or pricing margins across the mortgage industry, including our mortgage origination volumes and pricing margins, and such impacts could be material.

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

Moreover, certain of the events that give Realogy the right to terminate its exclusivity obligations with respect to us under the Strategic Relationship Agreement would also give Realogy the right to terminate its other agreements and arrangements with us. For example, the PHH Home Loans Operating Agreement also permits Realogy to terminate the mortgage venture with us (i) upon our material breach of any representation, warranty, covenant or other agreement contained in the Strategic Relationship Agreement, the Marketing Agreement, the Trademark License Agreements or certain other related agreements that is not cured following any applicable notice or cure period; (ii) if we become subject to any regulatory order or governmental proceeding that prevents or materially impairs PHH

Home Loans’ ability to originate mortgage loans for any period of time (which order or proceeding is not generally applicable to companies in the mortgage lending business) in a manner that adversely affects the value of one or more of the quarterly distributions to be paid by PHH Home Loans pursuant to the PHH Home Loans Operating Agreement; (iii) in the event of a change in control of us, PHH Broker Partner Corporation or any other affiliate of ours involving certain competitors or other specified parties; (iv) if PHH Home Loans fails to make scheduled distributions pursuant to the PHH Home Loans Operating Agreement; (v) in the event of the bankruptcy or insolvency of us or PHH Mortgage; or (vi) upon any act or omission by us or our subsidiaries that causes or would reasonably be expected to cause material harm to Realogy or any of its subsidiaries. Upon a termination of the PHH Home Loans joint venture by Realogy or its affiliates, Realogy will have the right either (i) to require that we or certain of our affiliates purchase all of Realogy’s interest in PHH Home Loans; or (ii) to cause us to sell our interest in PHH Home Loans to an unaffiliated third party designated by certain of Realogy’s affiliates. If we were required to purchase Realogy’s interest in PHH Home Loans, that could have an adverse impact on our liquidity. Additionally, any termination of PHH Home Loans will also result in a termination of the Strategic Relationship Agreement and our exclusivity rights under the Strategic Relationship Agreement. Pursuant to the terms of the PHH Home Loans Operating Agreement, beginning on February 1, 2015, Realogy will have the right at any time upon two years' notice to us to terminate its interest in PHH Home Loans. If Realogy were to terminate PHH Home Loans or our other arrangements with Realogy, including its exclusivity obligations with respect to us, any such termination would likely result in our loss of most, if not all, of our mortgage loan originations, Net revenues and Segment profit (loss) of our Mortgage Production segment derived from Realogy’s affiliates, which loss would have a material adverse effect on our overall business and our consolidated financial position, results of operations, cash flows and liquidity.

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

Date: November 8, 2012

	By:	/s/ Robert B. Crowl
Robert B. Crowl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 8, 2012

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

4.3	Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt not being registered.	Filed herewith.

4.4‡‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.5	Trust Indenture made as of November 16, 2009, between Fleet Leasing Receivables Trust, BNY Trust Company of Canada, as issuer trustee, and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

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

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

4.6.5

Supplemental Indenture No. 5, dated as of August 23, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York, as successor in interest to Bank One Trust Company, N.A.), as trustee.

Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on August 23, 2012.

4.6.6	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 9, 2008.

4.7	Indenture dated as of September 29, 2009, by and between PHH Corporation and The Bank of New York Mellon, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.7.1	Form of Global Note 4.00% Convertible Senior Note Due 2014.	Incorporated by reference to Exhibit A of Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.8	Indenture dated as of August 11, 2010 between PHH Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 12, 2010.

4.8.1	Form of 9 1/4% Senior Note Due 2016.	Incorporated by reference to Exhibit A of Exhibit 4.1 to our Current Report on Form 8-K filed on August 12, 2010.

4.8.2	First Supplemental Indenture, dated December 12, 2011, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 12, 2011.

4.9	Indenture, dated January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 17, 2012.

4.9.1	First Supplemental Indenture, dated January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 17, 2012.

4.9.2	Form of 6.00% Convertible Senior Note due 2017.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on January 17, 2012.

4.9.3	Second Supplemental Indenture, dated August 23, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 23, 2012.

Exhibit No.	Description	Incorporation by Reference

4.9.4	Form of 7.375% Senior Note due 2019.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on August 23, 2012.

10.1

Amended and Restated Credit Agreement, dated August 2, 2012, among PHH Corporation, as borrower, the lenders referred to therein, Bank of America, N.A., Citibank, N.A., Manufacturers and Traders Trust Company, The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as syndication agents, Barclays Bank PLC, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2012.

10.2

Credit Agreement, dated as of September 25, 2012, by and between PHH Vehicle Management Services, Inc./PHH Services de Gestion de Véhicules, Inc., as Borrower, and The Bank of Nova Scotia, as Administrative Agent, Lead Arranger and Sole Bookrunner, and the subsidiaries of the borrower and the lenders from time to time party thereto.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2012.

10.2.1	Parent Guaranty, dated as of September 25, 2012, made by PHH Corporation, as guarantor, in favor of The Bank of Nova Scotia, as administrative agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2012.

10.3	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 4, 2008.

10.3.1	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 4, 2008.

10.3.2	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on April 4, 2008.

10.3.3	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on April 4, 2008.

10.3.4	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on April 4, 2008.

10.3.5	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on April 4, 2008.

10.4

Purchase Agreement dated September 23, 2009, by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.

10.4.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit No.	Description	Incorporation by Reference

10.4.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.4.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.

10.4.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

10.4.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.

10.4.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.4.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.

10.4.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.4.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.

10.4.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

10.4.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.

10.4.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.4.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.4.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

Exhibit No.	Description	Incorporation by Reference

10.4.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.

10.4.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.4.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.

10.4.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

10.5†	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2010.

10.5.1†	PHH Corporation Unanimous Written Consent of the Board of Directors effective August 18, 2010.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2010.

10.5.2†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.5.3†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

10.5.4†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.5.5†	First Amendment to the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, effective August 18, 2010.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2010.

10.5.6†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.5.7†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.5.8†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.5.9†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.5.10†	Letter Agreement between PHH Corporation and Alvarez & Marsal North America, LLC dated March 1, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2011.

Exhibit No.	Description	Incorporation by Reference

10.5.11†	Separation Agreement by and between Sandra Bell and PHH Corporation dated as of May 6, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2011.

10.5.12†	Form of Restrictive Covenant Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 18, 2011.

10.5.13†	Form of 2011 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 18, 2011.

10.5.14†‡‡	Form of 2011 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.6.16 to our Annual Report on Form 10-K filed on February 28, 2012.

10.5.15†	Form of 2012 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2012.

10.5.16†	Form of 2012 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 24, 2012.

10.5.17†	Separation Agreement between PHH Corporation and Jerome J. Selitto dated as of April 30, 2012.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 1, 2012.

10.5.18†	Restrictive Covenant Agreement between PHH Corporation and Robert B. Crowl dated as of May 9, 2012.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2012.

10.5.19†	Restrictive Covenant Agreement between PHH Corporation and David E. Tucker dated as of May 25, 2012.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2012.

10.5.20†	Separation Agreement between PHH Corporation and Luke Hayden dated as of June 25, 2012.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2012.

10.5.21†	Form of Restrictive Covenant Agreement	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2012.

10.5.22†	Form of 2012 Performance Restricted Stock Unit Award Notice and Agreement	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 3, 2012.

10.5.23†	Form of 2012 Non-Qualified Stock Option Award Notice and Agreement	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 3, 2012.

10.5.24†	PHH Corporation Tier I Severance Pay Plan	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 3, 2012.

10.6‡‡

Purchase Agreement, dated August 6, 2010, by and between PHH Corporation, Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., and RBS Securities Inc., as representatives of the Initial Purchasers.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2010.

Exhibit No.	Description	Incorporation by Reference

10.7	Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated December 15, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2011.

10.7.1	Amendment No. 1 to Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated April 27, 2012.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 1, 2012.

10.8	Underwriting Agreement, dated August 9, 2012, by and between PHH Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Underwriters.	Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 14, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.