Form 10-K
period 2012-12-31
PHH CORP
filed 2013-02-28
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of our Common stock held by non-affiliates of the registrant as of June 30, 2012 was $987 million.

As of February 19, 2013, 57,048,692 shares of PHH Common stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2012 are incorporated by reference in Part III of this Report.

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

▪            our expectations of the impacts of regulatory changes on our businesses;

▪            future origination volumes and loan margins in the mortgage industry;

▪            our belief that sources of liquidity will be adequate to fund operations;

▪            our expectation of reinsurance losses and associated reserves and actuarial estimates of total reinsurance losses and expected future reinsurance premiums;

▪            mortgage repurchase and indemnification requests and associated reserves and provisions; and

▪            our assessment of legal proceedings and associated reserves and provisions.

Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part I—Item 1A. Risk Factors” in this Form 10-K and those factors described below:

▪             the effects of market volatility or macroeconomic changes on the availability and cost of our financing arrangements and the value of our assets;

▪             the effects of any further declines in the volume of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

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

▪             the effects of continued elevated volumes or increases in our actual and projected repurchases of, indemnification given in respect of, or related losses associated with, sold mortgage loans for which we have provided representations and warranties or other contractual recourse to purchasers and insurers of such loans, including increases in our loss severity and reserves associated with such loans;

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

▪             the effects of any inquiries and investigations by attorneys general of certain states and the U.S. Department of Justice, the Bureau of Consumer Financial Protection or other state or federal regulatory agencies related to foreclosure procedures or other mortgage origination or servicing activities, any litigation related to our mortgage origination or servicing activities, or any related fines, penalties and increased costs;

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

▪             the effects of any failure in or breach of our technology infrastructure, or those of our outsource providers, or any failure to implement changes to our information systems in a manner sufficient to comply with applicable law and our contractual obligations;

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

Overview

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

Our corporate website is www.phh.com, and our reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free on our website under the tabs “Investor Relations—SEC Reports” as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.  The SEC also maintains a website (www.sec.gov) where our filings can be accessed for free.  Our Corporate Governance Guidelines, Code of Business and Ethics (and any amendments to or waivers of the code), Code of Ethics for Chief Executive Officer and Senior Financial Officers (and any amendments to or waivers of the code), and the charters of the committees of our Board of Directors are also available on our corporate website and printed copies are available upon request. The information contained on our corporate website is not part of this Form 10-K.

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

According to Inside Mortgage Finance, as of December 31, 2012, PHH Mortgage was the 6th largest retail mortgage loan originator in the U.S. with a 4.1% market share, the 8th largest overall mortgage loan originator with a 2.9% market share and the 7th largest mortgage loan servicer with a 1.9% market share.  According to the Automotive Fleet 2012 Fact Book, PHH VMS is the 3rd largest provider of outsourced commercial fleet management services in the U.S. and Canada combined and had over 500,000 in vehicle units under management as of December 31, 2012.

Our business activities are organized and presented in three operating segments:  Mortgage Production, Mortgage Servicing, and Fleet Management Services.  A description of each operating segment is presented below with further details and discussions of each segment’s results of operations presented in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”.  Also refer to Note 23, “Segment Information”, in the accompanying Notes to Consolidated Financial Statements for financial information about our segments.

Mortgage Production.  Our Mortgage Production segment provides mortgage services, including private-label mortgage services, to financial institutions and real estate brokers through PHH Mortgage.  The Mortgage Production segment generates revenue through fee-based mortgage loan origination services and the origination and sale of mortgage loans into the secondary market.  PHH Mortgage generally sells all mortgage loans that it originates to secondary market investors, which include a variety of institutional investors, and typically retains the servicing rights on mortgage loans sold.  During 2012, 85% of our mortgage loans were sold to, or were sold pursuant to, programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae and the remaining 15% were sold to private investors.

We source mortgage loans through our retail and wholesale/correspondent platforms.  Within our retail platform, we operate through two principal business channels: (i) private label and (ii) real estate.   We differentiate ourselves

from our competitors through our private-label relationships and through our access to originations sourced from the real estate markets through our relationship with Realogy.  In the private-label services channel, we offer complete mortgage outsourcing solutions to wealth management firms, regional banks and community banks, including Merrill Lynch Home Loans, a division of Bank of America, National Association, which represented approximately 27%, of our mortgage loan originations for the year ended December 31, 2012.  During the year ended December 31, 2012, approximately 25% of our mortgage loan originations were derived from our relationship with Realogy and its affiliates through the real estate channel, as discussed further below.  Within our wholesale/correspondent channel, we purchase closed mortgage loans from community banks, credit unions, mortgage brokers and mortgage bankers, and also acquire mortgage loans from mortgage brokers that receive applications from and qualify the borrowers. In 2012, our closings from the wholesale/correspondent channel declined by 38% from 2011, reflecting the emphasis on our retail platform and our efforts to manage cash consumption and loan quality. We expect to manage our wholesale/correspondent platform in 2013 without a significant change in the mix of originations relative to 2012 levels.

Our Mortgage Production segment has experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to interest rates and the real estate markets, which impacts our loan origination volumes.

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

The results of our real estate channel are significantly driven by our relationship with Realogy.  We work with brokers associated with NRT Incorporated, Realogy’s owned real estate brokerage business, brokers associated with Realogy’s franchised brokerages (“Realogy Franchisees”) and third-party brokers that are not affiliated with Realogy.  NRT Incorporated is the largest owner and operator of residential real estate brokerages in the U.S. and Realogy is a franchisor of some of the most recognizable residential real estate brands.  In this channel, we also work with Cartus Corporation, Realogy’s relocation business, to provide mortgage loans to employees of Cartus’ clients.  Cartus is an industry leader of outsourced corporate relocation services in the U.S.

The following presents a summary of the relationships with Realogy-owned brokers and its franchisees and third-party brokers within the real estate channel:

Realogy-owned Brokers. Realogy has agreed that the real estate brokerage business owned and operated by NRT Incorporated and the title and settlement services business owned and operated by Title Resource Group LLC will exclusively recommend PHH Home Loans as provider of mortgage loans to: (i) the independent sales associates affiliated with Realogy, excluding the independent sales associates of any Realogy Franchisee; and (ii) all customers of Realogy Services Group LLC and Realogy Services Venture Partner, Inc., excluding Realogy Franchisees.  In general, our capture rate of mortgage loans where we are the exclusive recommended provider is much higher than in other situations.

Realogy Franchisees and Third Party Brokers.  Certain Realogy Franchisees have agreed to exclusively recommend PHH Mortgage as provider of mortgage loans to their respective independent sales associates. Additionally, for other Realogy Franchisees and third-party brokers, we seek to enter into separate marketing service agreements or other arrangements whereby we are the exclusive recommended provider of mortgage loans to each franchise or broker. We have entered into exclusive marketing service agreements with 4% of Realogy Franchisees as of December 31, 2012.

See further discussion of our relationship with Realogy within “—Item 1A. Risk Factors—Risks Related to our Company—Our Mortgage Production segment is substantially dependent upon our relationships with Realogy and Merrill Lynch Home Loans, a division of Bank of America, National Association, and the termination or non-renewal of our contractual agreements with these clients would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit (loss) of our Mortgage Production segment and this would have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.”

Mortgage Servicing.  Our Mortgage Servicing segment services mortgage loans originated by PHH Mortgage, purchases mortgage servicing rights and acts as a subservicer for certain clients that own the underlying servicing rights. We principally generate revenue in our Mortgage Servicing segment through fees earned from our servicing rights or from our subservicing agreements.  In circumstances where we own the right to service a mortgage loan, either through purchase or origination, we recognize a mortgage servicing right asset;  however, our subservicing agreements are less capital intensive and there are no mortgage servicing rights associated with our subservicing arrangements.  Our Mortgage Servicing segment has experienced high degrees of earnings volatility due to significant exposure to interest rates and the real estate markets, which impacts the valuation of our mortgage servicing rights and repurchase and foreclosure-related charges.

Fleet Management Services. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States and Canada. We primarily focus on clients with fleets of greater than 75 vehicles.   We provide our clients Fleet leasing services and additional services and products including fleet management, maintenance services, accident management services and fuel card programs.  Open-end leases represent 98% of our lease portfolio, under which our clients bear substantially all of the residual value risk of vehicles under lease.

We differentiate ourselves from our competitors in the fleet industry through the breadth of our product offering, customer service, and technology.  Our data warehousing, information management and online systems support our clients with their evaluation of overall fleet performance and costs, to allow them to better monitor and manage their corporate fleets.

Regulation

We are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. By agreement with our private label clients in our mortgage business, we are also required to comply with additional requirements that our clients may be subject to through their regulators.  These laws, regulations and judicial and administrative decisions include those pertaining to the following areas:

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

▪                  taxing and licensing of vehicles and environmental protection; and

▪                  insurance regulations and licensing requirements pertaining to standards of solvency that must be met and maintained; reserves and provisions for unearned premiums, losses and other obligations and deposits of securities for the benefit of policyholders.

We are monitoring a number of developments in regulations that are expected to impact our Mortgage segments, and there has been a heightened focus of regulators on the practices of the mortgage industry. Regulatory and financial reform efforts continued throughout 2012 and are expected to remain into 2013, as regulatory agencies have proposed and progressed on finalizing numerous rules.  We are working diligently in assessing and understanding the implications of the ongoing regulatory changes, and are devoting substantial resources towards implementing all of the new rules and regulations while meeting the needs and expectations of our clients.

Mortgage Origination

On January 10, 2013, the Bureau of Consumer Financial Protection (the “CFPB”) issued a final rule governing mortgage lenders which implements sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  This rule, referred to as the “Ability to Repay” rule, will require lenders to consider consumers’ ability to repay home loans before extending them credit, will limit prepayment penalties, and establishes certain protections for liability under this requirement for “qualified mortgages”.  Under the rule, a qualified mortgage includes loans with borrower debt-to-income ratios less than or equal to 43% or, alternatively, loans eligible for purchase by Fannie Mae or Freddie Mac while they operate under Federal conservatorship or receivership, as well as loans eligible for insurance or guarantee by FHA, VA, or USDAA.  Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only or negative amortization payments.

This rule is effective January 10, 2014 and although we are continuing to evaluate the full impact to our mortgage production operations, we do not currently anticipate a significant impact since most of our loans closed to be sold are conforming, prime loans that would be considered qualifying mortgages.  This rule could, however, impact our private-label clients and associated fee-based closings retained in their portfolios.

Mortgage Servicing

On January 17, 2013, the CFPB issued a series of final rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry.  The rules increase requirements for communications with borrowers, address requirements around the maintenance of customer account records, govern procedural requirements for responding to written borrower requests and complaints of errors, and provide guidance around servicing of delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures.  These rules will be effective January 10, 2014 and will likely lead to increased costs to service loans across the mortgage industry.  We are continuing to evaluate the full impact of these rules and their impact to our Mortgage Servicing segment.

Dodd Frank Act

The Dodd-Frank Act was signed into law on July 21, 2010 for the express purpose of further regulating the financial services industry, including securitizations, mortgage originations and mortgage sales. The Dodd-Frank Act also established the CFPB to enforce laws involving consumer financial products and services, including mortgage finance.  The bureau is empowered with examination and enforcement authority over certain entities involved in mortgage origination and servicing, including PHH Mortgage and PHH Home Loans. Further, the CFPB is proposing and enacting new standards and practices for mortgage originators and servicers that were outlined in the Dodd-Frank Act, as discussed above.  There is currently uncertainty about the validity of the appointment of the Director of the CFPB with related uncertainty about the applicability of regulations promulgated by the CFPB and the applicability of the statutory provisions of the Dodd-Frank Act.  We are evaluating our ability to comply with the statutory provisions of the Dodd-Frank Act, if the regulations promulgated by the CFPB are reversed.

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

Risk Retention Requirements.  Six federal agencies, including the SEC, have proposed a rule providing sponsors of securitizations with various options for meeting the risk-retention requirements of the Dodd-Frank Act. Among other things, these options include retaining risk of the securitization transactions equal to at least 5% of each class of asset-backed security, 5% of par value of all asset-backed security interests issued, 5% of a representative pool of assets, or a combination of these options.  Under this proposal, asset-backed securities that are collateralized exclusively by qualified residential mortgages would not be subject to these requirements.

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

GSE Reforms

On October 4, 2012, the FHFA released a whitepaper for industry comment seeking comments on proposed changes to the infrastructures of Fannie Mae and Freddie Mac.  The whitepaper outlines a proposed framework for the future structure of the housing finance system, including a common securitization platform and a model Pooling and Servicing Agreement.  The primary goals of the proposed changes are to:  (i) replace the outmoded proprietary infrastructures of the Agencies with a common, more efficient model; and (ii) establish a framework that is consistent with multiple states of housing finance reform, including greater participation of private capital in assuming credit risk. We are monitoring the developments in this proposal and the potential impacts on the mortgage industry.

Current Regulatory Matters

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

In addition to the increased regulatory focus on origination and servicing practices described above, Fannie Mae and Freddie Mac have also had a continued focus on foreclosure practices. They have assessed compensatory fees against us for failing to meet certain foreclosure timelines specified in their respective servicing guides. Although such compensatory fees have not been material to date, there can be no assurance that the assessment of any such compensatory fees will not be material to our results of operations in the future.

In January 2012, we were notified that the CFPB had opened an investigation to determine whether our mortgage insurance premium ceding practices to captive reinsurers comply with the Real Estate Settlement Procedures Act and other laws enforced by the CFPB.  The CFPB has requested certain related documents and information for review and has requested a response to written questions pursuant to a Civil Investigative Demand (the “CID”).  In June 2012, we filed a petition to modify or withdraw the CID and in September 2012 the CFPB denied our petition.  We have provided reinsurance services in exchange for premiums ceded and believe that we have complied with the Real Estate Settlement Procedures Act and other laws applicable to the Company’s mortgage reinsurance activities. We did not provide reinsurance on loans originated after 2009. The CFPB’s investigation is still ongoing and there can be no assurance that this investigation will not result in the imposition of any penalties or fines against us or our subsidiaries.

We expect that the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance and servicing related costs as well as potential regulatory fines and penalties.  It is also reasonably possible that we could experience an increase in mortgage origination or servicing related litigation in the future.  For more information, see “—Item 1A. Risk Factors—Risks Related to our Company —Our

Mortgage businesses are complex and heavily regulated, and the full impact of regulatory developments to our businesses remains uncertain.  In addition, we are subject to litigation, regulatory investigations and inquiries and may incur fines, penalties, and increased costs that could negatively impact our future results of operations or damage our reputation. ”

Competition

The industries in which we operate are highly competitive.  The principal factors for competition in our business are service, quality, products and price.  We focus on customer service while working to enhance the efficiency of our operating platform. Excellent customer service is also a critical component of our competitive strategy to win new clients and maintain existing clients.  We, along with our clients, consistently track and monitor customer service levels and look for ways to improve customer service.  There are a limited number of industry participants in the mortgage outsourcing business; however some of our largest competitors in the mortgage business include Bank of America, Wells Fargo Home Mortgage, Chase Home Finance, Quicken Loans and CitiMortgage.  The fleet industry is concentrated in a limited number of national firms.  Our competitors in the fleet management business include GE Commercial Finance Fleet Services, Wheels, Inc., Automotive Resources International, Lease Plan International, and other local and regional competitors, including numerous competitors who focus on one or two products.   The Automotive Fleet 2012 Fact Book shows that the total number of funded and managed vehicles by the top 10 U.S. companies was approximately 3.5 million compared to 3.1 million in 2011, of which the top 5 companies represented 79% and 82%, respectively.

Competitive conditions in the mortgage business can be impacted by shifts in consumer preference between variable-rate and fixed-rate mortgage loans, depending on the interest rate environment.  Many smaller and mid-sized financial institutions may find it difficult to compete in the mortgage industry due to the consolidation in the industry and the need to invest in technology in order to reduce operating costs while maintaining compliance in an increasingly complex regulatory environment.  Additionally, more restrictive underwriting standards and the elimination of Alt-A and subprime products has resulted in a more homogenous product offering, which has increased competition for conforming mortgages across the industry.  Although many large mortgage lenders have slowed or shut down the purchase of loans from third-party correspondents, the correspondent business could provide a platform for alternative servicers to acquire mortgage servicing rights.  Since the correspondent business is a more scalable platform, margins and volume are extremely sensitive to changes in interest rates and consumer demand for mortgage loans.  While we believe this may result in better pricing margins in our wholesale/correspondent business, we cannot determine whether these margins will continue at higher levels in the future.

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

Many of our competitors are larger than we are and have access to greater financial resources than we do, which can place us at a competitive disadvantage. In addition, many of our largest competitors are banks or are affiliated with banking institutions, the advantages of which include, but are not limited to, the ability to hold new mortgage loan originations in an investment portfolio and having access to financing with more favorable terms than we do, including lower rate bank deposits as a source of liquidity.  See “—Item 1A. Risk Factors—Risk Related to Our Company—The industries in which we operate are highly competitive and many of our competitors have access to greater financial resources, lower funding costs and greater access to liquidity, which places us at a competitive disadvantage. If we are unable to compete successfully in our industries, our results of operations may be adversely impacted.” for more information.

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

Inflation

An increase in inflation could have a significant impact on our Mortgage Production and Mortgage Servicing segments.  Interest rates normally increase during periods of rising inflation.  Historically, as interest rates increase, mortgage loan production decreases, particularly production from loan refinancing.  An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity.  Generally, in periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition among mortgage loan originators, which further pressures mortgage production profitability.  Conversely, in a rising interest rate environment, our mortgage loan servicing revenues generally increase because mortgage prepayment rates tend to decrease, extending the average life of our servicing portfolio and increasing the value of our MSRs. See discussion below under “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management,” “—Item 1A. Risk Factors— Risks Related to our Company—Certain hedging strategies that we may use to manage risks associated with our assets, including mortgage loans held for sale, interest rate lock commitments, mortgage servicing rights and foreign currency denominated assets, may not be effective in mitigating those risks and could result in substantial losses that could exceed the losses that would have been incurred had we not used such hedging strategies.” and “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Inflation does not have a significant impact on our Fleet Management Services segment.

Employees

As of December 31, 2012, we employed a total of approximately 6,700 persons.  Management considers our employee relations to be satisfactory.  None of our employees were covered under collective bargaining agreements during the year ended December 31, 2012.

Item 1A.  Risk Factors

Risks Related to Our Company

Our Mortgage businesses are complex and heavily regulated, and the full impact of regulatory developments to our businesses remains uncertain. In addition, we are subject to litigation, regulatory investigations and inquiries and may incur fines, penalties, and increased costs that could negatively impact our future results of operations or damage our reputation.

Our Mortgage Production and Mortgage Servicing segments are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. These laws, regulations and judicial and administrative decisions to which our Mortgage Production and Mortgage Servicing segments are subject include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure and licensing requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. By agreement with our private-label clients, we are required to comply with additional requirements that our clients may be subject to through their regulators.   Our failure to comply with the laws, rules or regulations to which we are subject would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, or may result in the termination of our private-label agreements, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

We are currently subject to inquiries, requests for information, and investigations as a result of our mortgage origination and servicing practices, including inquiries and requests for information from regulators and attorneys general of certain states, as well as from the Committee on Oversight and Government Reform of the U.S. House of Representatives and the U.S. Senate Judiciary Committee, an investigation of our servicing practices by the New Jersey Attorney General, and an investigation by the Bureau of Consumer Financial Protection (the “CFPB”) of our compliance with the Real Estate Settlement Procedures Act and other laws.  In addition, we are defendants in various legal proceedings, which include private and civil litigation as well as government and regulatory examinations, investigations and inquiries or other requests for information.  These matters are at varying procedural stages and the resolution of any of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us, payments made in settlement arrangements, as well as monetary payments or other agreements and obligations, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.  For more information about these matters, see Note 16 “Commitments and Contingencies”, in the accompanying Notes to Consolidated Financial Statements.

There has been a heightened focus of regulators on the practices of the mortgage industry, including investigations of lending practices, foreclosure practices, and loss mitigation practices, among other matters.  Our mortgage origination and servicing competitors have been subject to actions from and settlements with the U.S. Department of Justice under the False Claims Act and other statutes, alleging, among other things, reckless mortgage lending practices and improper or inadequate certification to the government in connection with the Federal Housing Administration’s Direct Endorsement Lending Program.  Although we have not been notified that we are the subject of any investigation by the U.S. Department of Justice, there can be no assurance that future investigations may not arise.  The heightened focus of regulators on the practices of the mortgage industry have resulted and could continue to result in new legislation and regulations that could materially and adversely affect the manner in which we conduct our mortgage business and have resulted in increased origination and servicing costs and potential litigation associated with our mortgage businesses.

We are monitoring a number of recent and pending changes to laws and regulations and other financial reform legislation that are expected to impact our Mortgage segments.  These developments include but are not limited to: (i) regulations from the Dodd-Frank Act, including the risk-retention requirements and definition of “qualified mortgages”; (ii) proposed changes to the infrastructures of Fannie Mae and Freddie Mac; and (iii) current rules proposed and adopted by the CFPB, including uniform standards for the mortgage servicing industry. Certain provisions of the Dodd-Frank Act and of pending legislation in the U.S. Congress may impact the operation and practices of Fannie Mae and Freddie Mac, and could reduce or eliminate the GSE’s ability to issue mortgage-backed securities, which would materially and adversely affect our businesses and could require us to fundamentally change our business model since we sell substantially all of our loans pursuant to GSE-sponsored programs.  These developments could also result in heightened federal regulation and oversight of our business activities and increase costs and potential litigation associated with our business activities.  The full impact these developments may have on our mortgage origination, servicing and securitization or structured finance transactions remains unclear.

We are substantially dependent upon our unsecured and secured funding arrangements, a significant portion of which are short-term agreements. If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all, which would adversely affect our ability to fund our operations.

We are substantially dependent upon various sources of funding, including unsecured credit facilities and other unsecured debt, as well as secured funding arrangements, including asset-backed securities, mortgage warehouse facilities and other secured credit facilities to fund mortgage loans and vehicle acquisitions, a significant portion of which is short-term in nature. Our access to both the secured and unsecured credit markets is subject to prevailing market conditions. Renewal of our existing series of, or the issuance of new series of, vehicle lease asset-backed notes on terms acceptable to us or our ability to enter into alternative vehicle management asset-backed debt arrangements could be adversely affected in the event of: (i) the deterioration in the quality of the assets underlying the asset-backed debt arrangement; (ii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent; or (iii) our failure to maintain a sufficient level of eligible assets or credit enhancements, including collateral intended to provide for any differential between variable-rate lease revenues and the underlying variable-rate debt costs. In addition, our access to and our ability to renew our existing mortgage asset-backed debt could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the secondary market for mortgage loans; or (iv) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent.

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

If any of our credit facilities are terminated or are not renewed or if conditions in the credit markets worsen dramatically and it is not possible or economical for us to complete the sale or securitization of our originated mortgage loans or vehicle leases, we may be unable to find replacement financing on commercially favorable terms, if at all, which could adversely impact our operations and prevent us from: (i) executing our business plan and related risk management strategies; (ii) originating new mortgage loans or vehicle leases; or (iii) fulfilling commitments made in the ordinary course of business. These factors could reduce revenues attributable to our business activities or require us to sell assets at below market prices, either of which would have a material adverse effect on our overall business and consolidated financial position, results of operations and cash flows. Most of our mortgage asset backed debt facilities are 364-day facilities that mature within one year. Generally, these facilities require us to maintain a specified amount of available liquidity from other facilities. As such, our liquidity profile and compliance with debt covenants depends on our ability to renew multiple facilities within a short time frame and our failure to do so could materially adversely impact our overall business and financial position, results of operations and cashflows.

We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Failure to maintain our relationships with each of Fannie Mae, Freddie Mac and Ginnie Mae would materially and adversely affect our business, financial position, results of operations or cash flows.

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

During 2012, 85% of our mortgage loan sales were sold to, or were sold pursuant to programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from our relationships with Fannie Mae, Freddie Mac and Ginnie Mae, including the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees, the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures and the use of mortgage warehouse facilities with Fannie Mae pursuant to which, as of December 31, 2012, we had total capacity of $3.0 billion, made up of $1.0 billion of committed and $2.0 billion uncommitted capacity.  In addition, we service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae in connection with the issuance of agency guaranteed mortgage-backed securities and a majority of our mortgage servicing rights relate to these servicing activities. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards.

Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows and could require us to fundamentally change our business model in order to effectively compete in the market.

Congress has held hearings about and received reports outlining the long-term strategic plan for, and various options for long-term reform of Fannie Mae and Freddie Mac.  These options involve reducing government support for housing finance and gradually reducing the role of Fannie Mae and Freddie Mac in the mortgage market and ultimately winding down both institutions.  In August 2012, the U.S. Treasury Department announced further steps to expedite the wind down of Fannie Mae and Freddie Mac, including an accelerated liquidation of Fannie Mae’s and Freddie Mac’s retained mortgage investment portfolios.  Other reforms of Fannie Mae and Freddie Mac may include, among other actions: (i) further reductions in conforming loan limits; (ii) increases in guarantee fees; (iii) standardization of servicing protocols; (iv) changes to servicer compensation; and (v) increased MBS disclosures.

The accelerated liquidation of Fannie Mae’s and Freddie Mac’s retained mortgage investment portfolios and other proposed reforms may impact the pricing of mortgage related assets in the secondary market, result in higher mortgage rates to borrowers, and have a resulting negative impact on mortgage origination volumes and margins across the mortgage industry, any one of which could have a negative impact on our Mortgage production business. Additionally, it is unclear what impact these changes will have on the secondary mortgage markets, mortgage-backed securities pricing, and competition in the industry.

Although we do not presently believe that the accelerated liquidation of Fannie Mae’s and Freddie Mac’s retained mortgage investment portfolios would have any direct impact on their respective mortgage guaranty programs, in 2012 there have been a series of increases to guarantee fees charged by Fannie Mae and Freddie Mac to mortgage originators like us.  These increases, and any future increases in guaranty fees could result in higher mortgage rates charged to borrowers, which could result in reduced demand for mortgages, or reduced pricing margins or both.  Accordingly, further increases in guaranty fees could also adversely impact mortgage origination volumes or pricing margins across the mortgage industry, including our mortgage origination volumes and pricing margins, and such impacts could be material.

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

We have relationships with several clients that represent a significant portion of our revenues and mortgage loan originations for our Mortgage Production segment. In particular, of our mortgage loan originations for the years ended December 31, 2012 and 2011, Realogy represented approximately 25% and 22%, respectively, and Merrill Lynch Home Loans, a division of Bank of America, National Association, represented approximately 27% and 21%, respectively.  Pursuant to the terms of the agreement, our relationship with Merrill Lynch Home Loans is scheduled to expire on December 31, 2015.  The terms of our relationship with Realogy are further outlined below.

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

Our hedging strategies, including our decisions whether to use financial derivatives to hedge our Mortgage servicing rights, may not be effective in mitigating the risks related to changes in interest rates or foreign exchange rates and we may have insufficient liquidity to exercise our strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses, and could result in losses in excess of what our losses would have been had we not used such hedging strategies. There have been periods, and it is likely that there will be periods in the future, during which we incur significant losses as a result of our hedging strategies. As stated earlier, the success of our interest rate risk management strategy and our replenishment strategies for our mortgage servicing rights are largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments, as well as our ability to successfully manage any capacity constraints in our mortgage production business and our ability to maintain sufficient liquidity to exercise these strategies. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes including, but not limited to, interest rates or prepayment speeds or foreign exchange rate fluctuations, we may incur losses that could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our senior unsecured long-term debt ratings are below investment grade and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.

Our senior unsecured long-term debt ratings are below investment grade and, as a result, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets. We may be required to rely on alternative financing, such as bank lines and private debt placements, and may also be required to pledge otherwise unencumbered assets. There can be no assurances that we would be able to find such alternative financing on terms acceptable to us, if at all. Furthermore, we may be unable to renew all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance our mortgage loans held for sale, mortgage servicing rights and net investment in fleet leases. Any of the foregoing would have a material adverse effect on our business, financial position, results of operations and cash flows.

Our ratings may be subject to downgrades if losses arising from mortgage repurchase claims significantly exceed our operating cash flows and other liquidity sources; our hedging strategies related to mortgage servicing rights are ineffective; if we are unable to put in place sources of liquidity to fund our business satisfactory to the rating agencies; regulatory reviews result in material monetary exposures and/or other negative consequences, among other factors.  We cannot assure you what impact any further negative debt ratings actions may have on our cost of capital, ability to incur new indebtedness or refinance our existing indebtedness or ability to retain or secure customers.

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

The industries in which we operate are highly competitive and many of our competitors have access to greater financial resources, lower funding costs and greater access to liquidity, which places us at a competitive disadvantage. If we are unable to compete successfully in our industries, our results of operations may be adversely impacted.

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

The fleet management industry in which we operate is also highly competitive. We compete against national, local and regional competitors, including numerous competitors who focus on one or two products. Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services.  Competitive pressures in the Fleet Management industry resulting in a decrease in our market share or lower prices would adversely affect our revenues and results of operations.

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

In connection with the sale of mortgage loans, we make various representations and warranties that, if breached, require us to repurchase the loans or indemnify the purchaser for actual losses incurred in respect of such loans.  These representations and warranties vary based on the nature of the transaction and the purchaser’s or insurer’s requirements but generally pertain to the ownership of the mortgage loan, the real property securing the loan and compliance with applicable laws and applicable lender and government-sponsored entity underwriting guidelines in connection with the origination of the loan.  The aggregate unpaid principal balance of loans sold or serviced by us represents the maximum potential exposure related to loan repurchase and indemnification claims, including claims for breach of representation and warranty provisions.

Due to a recent increased focus by the Agencies to allocate more resources on clearing the backlog of previously requested loan files primarily related to origination years 2005 through 2008, combined with elevated mortgage delinquency rates and declining housing prices, we have experienced, and may in the future continue to experience, an increase in loan repurchase and indemnification claims due to actual or alleged breaches of representations and warranties in connection with our sales or servicing of mortgage loans.  The estimation of our loan repurchase and indemnification liability requires subjective and complex judgments and considers our estimates for future repurchase demands based upon recent and historical repurchase and indemnification experience, our success rate in appealing repurchase requests and loss severities.  Given these trends, there is a reasonable possibility that losses incurred in connection with actual or projected loan repurchase and indemnification claims will be in excess of our financial statement reserves, and we may be required to increase such reserves and may sustain additional losses associated with such loan repurchase and indemnification claims in the future.  In addition, an increased level of repurchase requests could result in an increased use of cash, as compared to prior periods, to fund loan repurchases or make-whole payments under loan indemnification agreements.  Accordingly, increases to our reserves and losses incurred in connection with actual loan repurchases and indemnification payments in excess of our reserves could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our financial statements are based in part on assumptions and estimates made by our management, including those used in determining the fair values of a substantial portion of our assets.  If the assumptions or estimates are subsequently proven incorrect or inaccurate, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

Pursuant to accounting principles generally accepted in the United States, we utilize certain assumptions and estimates in preparing our financial statements, including but not limited to when determining the fair values of certain assets and liabilities, reserves related to litigation and regulatory investigations and reserves related to mortgage representations and warranty claims.  If the assumptions or estimates underlying our financial statements are incorrect, we may experience significant losses as the ultimate realization of value may be materially different than the amounts reflected in our consolidated statement of financial position as of any particular date.

A substantial portion of our assets are recorded at fair value based upon significant estimates and assumptions with changes in fair value included in our consolidated results of operations. As of December 31, 2012, 36% of our total assets were measured at fair value on a recurring basis, including $1.0 billion of assets representing our Mortgage servicing rights which are valued using significant unobservable inputs and management’s judgment of the assumptions market participants would use in pricing the asset.  The determination of the fair value of our assets involves numerous estimates and assumptions made by our management. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with our mortgage servicing rights based upon assumptions involving interest rates as well as the prepayment rates and delinquencies and foreclosure rates of the underlying serviced mortgage loans. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values, or our fair value estimates may not be realized in an actual sale or settlement, either of which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and we may estimate a range of possible loss for consideration in its estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, our estimates may change from time to time and such changes may be material to our consolidated results of operations, and the ultimate settlement of such matters may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in this Form 10K.

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

The voting power and ownership percentage of our stockholders will be diluted and the trading price of our Common stock could be substantially decreased if we issue any shares of our Common stock or securities convertible into our Common stock in the future, including the issuance of shares of Common stock upon conversion of any existing convertible notes or the issuance of shares of Common stock upon exercise or settlement of any outstanding share-based payment awards granted under the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan. In addition, the price of our Common stock could also be negatively affected by possible sales of our Common stock by investors who engage in hedging or arbitrage trading activity that we expect to develop involving our Common stock following the issuance of the convertible notes.

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

We did not enter into a hedge transaction associated with the issuance of our Convertible notes due 2017. Upon conversion of the Convertible notes due 2017, the principal amount is payable in cash and to the extent the conversion value exceeds the principal amount of the converted notes we are required to pay or deliver (at our election) (i) cash; (ii) shares of our Common stock; or (iii) a combination of cash and shares of Common stock.  The increase in, and any further increases in, the trading price of our common stock since the issuance of those notes, will result in a required cash payment upon conversion of the notes or will result in a dilution of the voting power and ownership percentage of the Common stock held by our existing shareholders, either of which may negatively affect the trading price of our Common stock.

Convertible note hedge and warrant transactions may negatively affect the value of our Common stock.

In connection with the issuance and sale of the Convertible notes due 2014, we entered into convertible note hedge transactions that cover approximately 8,525,484 shares of our Common stock (subject to anti-dilution adjustments) and sold warrants to purchase, subject to anti-dilution adjustments, up to approximately 8,525,484 shares of our Common stock with affiliates of the initial purchasers of the Convertible notes due 2014 (the “Option Counterparties”). The convertible note hedge and warrant transactions are expected to reduce the potential dilution upon conversion of the notes.

In connection with hedging this transaction, the Option Counterparties and/or their respective affiliates entered into various derivative transactions with respect to our Common stock. The Option Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Common stock or by selling or purchasing our Common stock in secondary market transactions while the Convertible Notes are convertible, which could adversely impact the price of our Common stock. In order to unwind their hedge position with respect to those exercised options, the Option Counterparties and/or their respective affiliates are likely to sell shares of our Common stock in secondary transactions or unwind various derivative transactions with respect to our Common stock during the observation period for the converted 2014 Notes. These activities could negatively affect the value of our Common stock.

Provisions in our charter documents, the Maryland General Corporation Law, New York insurance law and certain of our debt agreements and indentures may delay or prevent our acquisition by a third party.

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

Our by-laws contain a provision exempting any share of our capital stock from the control share acquisition statute to the fullest extent permitted by the Maryland General Corporation Law. However, our Board of Directors has the exclusive right to amend our by-laws and, subject to their fiduciary duties, and could at any time in the future amend the by-laws to remove this exemption provision.

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

The terms of certain of our debt agreements and indentures, including the indentures governing our outstanding Senior notes due 2016 and 2019 and Convertible notes due 2014 and 2017, contain provisions that could prevent or deter a third party from acquiring us.  Such indentures may require us to repurchase, for cash, all or a portion of the outstanding notes issued pursuant to such indentures upon a change of control or fundamental change.  Further, a change of control or fundamental change may constitute an event of default under certain of our other debt agreements, including our Amended Credit Facility.  In addition, in the event of a make-whole fundamental change within the meaning of the indentures governing our Convertible notes due 2014 and 2017, the conversion rate for such Convertible notes may, in some cases, be increased for a holder that elects to convert their notes in connection with such make-whole fundamental change.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, New Jersey 08054.

Our Mortgage Production and Mortgage Servicing segments have centralized operations in approximately 565,000 square feet of shared leased office space in the Mt. Laurel, New Jersey area. We have a second area of centralized offices that are shared by our Mortgage Production and Mortgage Servicing segments in Jacksonville, Florida, where approximately 150,000 square feet is occupied. In addition, our Mortgage Production and Mortgage Servicing segments lease 47 smaller offices located throughout the U.S.

Our Fleet Management Services segment maintains a headquarters office in a 210,000 square-foot office building in Sparks, Maryland. Our Fleet Management Services segment also leases office space and marketing centers in five locations in Canada and has eleven smaller regional locations throughout the U.S.

Item 3.  Legal Proceedings

We are party to various claims and legal proceedings from time to time related to contract disputes and other commercial, employment and tax matters. We are not aware of any pending legal proceedings that we believe could have, individually or in the aggregate, a material effect on our business, financial position, results of operations or cash flows.   For more information regarding legal proceedings, see Note 16, ““Commitments and Contingencies”” in the accompanying notes to Consolidated Financial Statements.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Shares of our Common stock are listed on the NYSE under the symbol “PHH”.  The following table sets forth the high and low sales prices for our Common stock for the periods indicated as reported by the NYSE:

	Stock Price
	High	Low
January 1, 2011 to March 31, 2011	$25.55	$20.48
April 1, 2011 to June 30, 2011	22.50	19.41
July 1, 2011 to September 30, 2011	20.92	14.36
October 1, 2011 to December 31, 2011	19.27	8.75
January 1, 2012 to March 31, 2012	16.04	9.68
April 1, 2012 to June 30, 2012	17.92	14.78
July 1, 2012 to September 30, 2012	20.94	15.29
October 1, 2012 to December 31, 2012	23.15	18.50

As of February 19, 2013, there were 6,460 holders of record of our Common stock.

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

Many of our subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions are pursuant to the Revolving Credit facility, certain of our asset-backed debt agreements and to regulatory restrictions applicable to the equity of our reinsurance subsidiary. The aggregate restricted net assets of these subsidiaries totaled $884 million as of December 31, 2012. These restrictions on net assets of certain subsidiaries, however, do not directly limit our ability to pay dividends from consolidated Retained earnings.

Certain debt arrangements require the maintenance of financial ratios and contain restrictive covenants applicable to our consolidated financial statement elements, as well as restricted payment covenants that potentially could limit our ability to pay dividends.  As of December 31, 2012, we may not pay dividends without the written consent of the lenders of the Revolving Credit facility.  See Note 17, “Stock-Related Matters,” in the accompanying Notes to Consolidated Financial Statements for further information.

Item 6.  Selected Financial Data

The selected financial data set forth below is derived from our audited Consolidated Financial Statements for the periods indicated.  Because of the inherent uncertainties of our business, the historical financial information for such periods may not be indicative of our future results of operations, financial position or cash flows:

	Year Ended and As of December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$2,743	$2,214	$2,438	$2,606	$2,056
Net income (loss) attributable to PHH Corporation(1)	34	(127)	48	153	(254)
Basic earnings (loss) per share attributable to PHH Corporation	$0.60	$(2.26)	$0.87	$2.80	$(4.68)
Diluted earnings (loss) per share attributable to PHH Corporation	0.56	(2.26)	0.86	2.77	(4.68)

Consolidated Balance Sheets Data:
Total assets	$9,603	$9,777	$11,270	$8,123	$8,273
Debt	6,554	6,914	8,085	5,160	5,764
PHH Corporation stockholders’ equity	1,526	1,442	1,564	1,492	1,266

(1)

Net income (loss) attributable to PHH Corporation for the year ended December 31, 2011 includes a $68 million pre-tax gain on the sale of 50.1% of the equity interests in our appraisal services business. Net income (loss) attributable to PHH Corporation for the year ended December 31, 2008 included $42 million of pre-tax income related to a terminated merger agreement with General Electric Capital Corporation and a $61 million non-cash charge for Goodwill impairment ($26 million net impact after the income tax benefit and the portion attributable to noncontrolling interest).

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

Although our Fleet Management Services segment has historically generated a larger portion of our Net revenues, our Mortgage Production and Mortgage Servicing segments have historically contributed a significantly larger portion of our Net income (loss).  Our Mortgage Production and Mortgage Servicing segments have experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to interest rates and the real estate markets, which impacts our loan origination volumes, valuation of our mortgage servicing rights and repurchase and foreclosure-related charges.

See “—Risk Management” in this Form 10-K for additional information regarding our interest rate and market risks.

Executive Summary

In 2012, we were focused on our four key strategies to increase shareholder value:

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

In 2012, we accomplished several initiatives to improve our liquidity and deleverage the balance sheet, including completing the early repayment of our Medium-term notes due 2013, repaying our Convertible notes due 2012 and completing offerings of Convertible notes due in 2017 and Senior notes due in 2019.  These actions resulted in a

$158 million net cash decrease.  In addition, we amended our existing Credit Facility extending a portion of the commitments to 2015.

Our unrestricted cash balance was $829 million as of December 31, 2012 compared to $414 million as of December 31, 2011. Excluding the $158 million decrease in cash from deleveraging outlined above, we generated $573 million of positive cash flow which resulted, in part, from our operations and the following efforts in 2012:

▪              focused our efforts to ensure that our operations are cash flow positive, including reducing the mix of our wholesale/correspondent originations to 18% in 2012 from 31% in 2011 and aligning our business operations with established cash flow targets;

▪                  disposed of assets that are not necessary to support our business strategies, including generating $91 million of cash from the termination of a reinsurance agreement, and sales of non-conforming mortgage loans and mortgage-backed residual investments;

▪                  generated $173 million of cash from the securitization of fleet leases, including the release of overcollateralization from prior securitizations;  and

▪                  generated mortgage servicing rights with minimal use of cash.

Some of the actions we took to reposition the business and generate cash flow in 2012 have had a negative impact on our earnings, including the early repayment of Medium-term notes due 2013 which generated a $13 million pre-tax loss and the termination of one of our inactive reinsurance agreements which generated a $16 million pre-tax loss. See “—Liquidity and Capital Resources” for additional information regarding our outstanding indebtedness and liquidity.

We are monitoring a number of regulatory developments that are expected to impact our Mortgage segments, and there has been a heightened focus of regulators on the practices of the mortgage industry.  Regulatory and financial reform efforts continued throughout 2012 and into 2013, as regulatory agencies proposed and progressed on finalizing numerous rules.  Further, we have experienced and some of our peers have experienced inquiries and requests for information from regulators and attorneys general of certain states as well as various government agencies.  We are working diligently in assessing and understanding the implications of the developments in the regulatory environment and we are devoting substantial resources towards implementing all of the new rules and complying with requests from inquires and examinations while meeting the needs and expectations of our clients.  For more information about these developments, see “Part I—Item 1. Business—Regulation” and “Part I—Item 1A. Risk Factors—Risks Related to our Company—Our Mortgage businesses are complex and heavily regulated, and the full impact of regulatory developments to our businesses remains uncertain.  In addition, we are subject to litigation, regulatory investigations and inquiries and may incur fines, penalties, and increased costs that could negatively impact our future results of operations or damage our reputation. ” For more information about our significant legal and regulatory matters, see Note 16, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

In our Mortgage Production segment we continued to experience elevated loan margins and volume.  Total loan margins during 2012 were 392 basis points, representing a 121 basis points increase over 2011.  Our retail platform generated $45.5 billion of closing volume for 2012, a 28% increase from 2011.  We expect our retail platform to continue its positive momentum into 2013 through the addition of volume from our new private label relationships, including the one announced with HSBC which is expected to commence in the second quarter of 2013, and through capitalizing on improvements in the housing market from expected home sale volumes and our relationship with Realogy.  Wholesale/correspondent closings declined by 38% to $10.1 billion compared to $16.4 billion in 2011, which reflects our emphasis on growth in our retail platform and our efforts to manage cash consumption and loan quality.  We expect to manage our wholesale platform in 2013 without a significant change in the mix of originations relative to 2012 levels.

Our Mortgage Servicing segment continued to be negatively impacted by decreasing mortgage interest rates which resulted in an increase in loan payoffs in our capitalized servicing portfolio and unfavorable changes in market-related fair value adjustments of our MSRs.  In addition, our Mortgage Servicing segment incurred $182 million of repurchase and foreclosure-related charges compared to $80 million during 2011 largely driven by the increase in repurchase and indemnification requests described below and a decline in our overall success rate in appealing repurchase requests.

During 2012, we received approximately 4,600 repurchase and indemnification requests compared to 3,000 in 2011. The increase in repurchase requests is primarily due to an increase in the number of loan file reviews by the Agencies as they focused more resources on clearing the backlog of previously requested loan files primarily related to origination years 2005 through 2008.   The focus of loan file reviews by the Agencies is unpredictable and may change after their reviews of origination years 2005 through 2008 are complete.  We continue to monitor these trends and the criteria being used by the Agencies to select loan files to review and may need to further increase our loan repurchase and indemnification liability if the elevated levels of repurchase requests continue.  Additionally, an increased level of repurchase requests could result in an increased use of cash, as compared to prior periods, to fund loan repurchases or make-whole payments under loan indemnification agreements.  We expect repurchase and foreclosure losses to remain elevated through 2013, as investors continue to review both performing and non-performing loans for potential underwriting defects and representation and warranty violations.  See “—Risk Management” for additional information regarding our repurchase obligations and potential exposure.

Our Fleet Management Services segment continued growth in our net investment in leases and also added additional service unit counts to maintenance cards, fuel cards and accident management services.  For 2012, segment profit for our Fleet Management Services segment was $87 million, a 16% increase from 2011.

For 2013, we expect to continue with our four strategic priorities that we implemented in 2012.  We believe these strategies enhance the ability of our business model to adapt to this rapidly-changing environment, and should enable us to focus on creating long-term value for our borrowers, clients, and shareholders. We are also looking for 2013 to bring increased clarity for the mortgage industry as the regulations promulgated by the CFPB and other regulators are reducing the amount of uncertainty in the industry, but will likely change the way in which mortgage originators and servicers operate and increase the cost of loan origination and servicing.

We will continue to invest in our business to reduce mortgage loan origination defects and simplify processes and to anticipate and address fundamental changes in the industry.  We are investing in people, systems and processes to create a long-term viable platform that will perform as the mortgage industry continues to evolve.  This investment includes operating and capital expenses related to the expansion of our retail presence, enhancements to our compliance structure to meet new regulatory standards, continued modernization of our information systems, and the achievement of requisite quality and customer service objectives.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated results of operations:

	Year Ended December 31,
	2012	2011	2010
	(In millions, except per share data)
Net fee income	$526	$468	$448
Fleet lease income	1,364	1,400	1,370
Gain on mortgage loans, net	942	567	635
Mortgage net finance expense	(121)	(88)	(73)
Loan servicing income	449	456	415
Valuation adjustments relating to mortgage servicing rights, net	(502)	(736)	(427)
Other income	85	147	70
Net revenues	2,743	2,214	2,438
Depreciation on operating leases	1,212	1,223	1,224
Fleet interest expense	68	79	91
Total other expenses	1,376	1,114	1,008
Total expenses	2,656	2,416	2,323
Income (loss) before income taxes	87	(202)	115
Income tax (benefit) expense	(6)	(100)	39
Net income (loss)	93	(102)	76
Less: net income attributable to noncontrolling interest	59	25	28
Net income (loss) attributable to PHH Corporation	$34	$(127)	$48
Basic earnings (loss) per share attributable to PHH Corporation	$0.60	$(2.26)	$0.87
Diluted earnings (loss) per share attributable to PHH Corporation	$0.56	$(2.26)	$0.86

The following summarizes the key highlights that drove our operating performance and segment profit (loss) for our reportable segments for 2012 in comparison to 2011:

	Year Ended December 31,
	2012	2011

	(In millions)
Reportable Segments Profit (Loss):(1)
Mortgage Production segment	$416	$258
Mortgage Servicing segment	(462)	(557)
Fleet Management Services segment	87	75
Other(2)	(13)	(3)

(1)	Segment profit (loss) is described in Note 23, “Segment Information”, in the accompanying Notes to Consolidated Financial Statements.

(2)	For the year ended December 31, 2012, Other primarily represents the loss on early retirement of our Medium-term notes due in 2013.

Mortgage Production Segment

▪                  Segment profit was $158 million higher compared to 2011 primarily due to 121 basis points of higher total margins and a 39% increase in fee-based loan closings, partially offset by a 21% decline in interest rate lock commitments expected to close.

▪                  Interest rate lock commitments expected to close decreased to $26.6 billion from $33.7 billion in 2011, due to a 53% decline in wholesale/correspondent volume and a shift in mix towards fee-based production.  Total closings reflect the significant increase in refinance activity as refinance closings increased by 21% compared to 2011 due to the historically low interest rate environment.

▪                  The mix of wholesale/correspondent originations declined to 18% in 2012 from 31% in 2011, reflecting our strategy to selectively manage originations in this platform considering cash consumption and loan quality.

Mortgage Servicing Segment

▪                  Segment loss was $95 million favorable to 2011, driven by a $298 million favorable impact from market-related changes in fair value of mortgage servicing rights, that was partially offset by a $102 million increase in repurchase and foreclosure-related charges compared to 2011 driven by a significant increase in loan repurchase and indemnification requests in 2012, as discussed under “—Executive Summary”.

▪                  Loan servicing income for 2012 includes a loss of $16 million from the termination of one of our inactive reinsurance contracts.

▪                  Mortgage interest rates declined throughout 2012, resulting in a $223 million reduction in the fair value of our mortgage servicing rights.  Additionally, loan payoffs in our capitalized servicing portfolio increased 65% compared to 2011, resulting in $69 million of additional decreases in fair value of our mortgage servicing rights from prepayments and a $16 million increase in curtailment interest expense as compared to 2011.

Fleet Management Services Segment

▪                  Segment profit increased by $12 million to $87 million in 2012, driven by growth in net investment in leases, lower funding costs and higher units and usage of fee-based and asset-based management services.

▪                  Maintenance service, fuel and accident management average units all increased in 2012 compared to 2011.

▪                  The average number of leased vehicles declined by 3% compared to 2011; however, our net investment in leases increased by 3% to $3.6 billion compared to December 31, 2011, driven by a change in mix to more expensive truck and service-type vehicles.

Income tax (benefit) expense

Income tax (benefit) expense changes were primarily due to the change in Income (loss) before income taxes, plus significant items that impact the effective tax rate, as discussed below.  See Note 14, “Income Taxes” in the accompanying Notes to Consolidated Financial Statements for further information.

2012: Our effective income tax rate was (7.0)% for the year ending December 31, 2012, reflecting a $6 million Income tax benefit on $87 million of Income before income taxes.  We recorded an Income tax benefit on our results because our effective tax rate was positively impacted by a $10 million benefit from the impact of applying statutory changes to apportionment weight, apportionment sourcing and corporate income tax rates that were enacted by various states, primarily New Jersey. In addition, $22 million of income tax expense related to Realogy Corporation’s portion of income attributable to PHH Home Loans is not considered in our tax provision since we include only our proportionate share of tax on the income of PHH Home Loans.

2011:  Our effective income tax rate was (49.7)% for the year ending December 31, 2011 , reflecting a $100 million Income tax benefit on $202 million of Loss before income taxes. The effective tax rate was positively impacted by a $12 million benefit from state and local income taxes due to the mix and amount of pre-tax income and loss from the operations by entity and state tax jurisdiction coupled with a $7 million decrease in the liabilities for income tax contingencies, primarily due to the resolution and settlement with various taxing authorities, including the conclusion of the IRS examination and review of our taxable years 2006 through 2009.  In addition, $10 million of income tax expense related to Realogy Corporation’s portion of income attributable to PHH Home Loans is not considered in our tax provision since we include only our proportionate share of tax on the income of PHH Home Loans.

2010:  Our effective income tax rate was 33.7% for the year ending December 31, 2010, reflecting $39 million of Income tax expense on $115 million of Income before income taxes. The effective tax rate was primarily impacted by a $6 million expense from state and local income taxes due to the mix and amount of pre-tax income and loss from the operations by entity and state tax jurisdiction. In addition, $11 million of income tax expense related to Realogy Corporation’s portion of income attributable to PHH Home Loans is not considered in our tax provision since we include only our proportionate share of tax on the income of PHH Home Loans.

Appraisal Services Business Joint Venture

On March 31, 2011, we sold 50.1% of the equity interests in our appraisal services business, Speedy Title and Appraisal Review Services, (“STARS”) to CoreLogic, Inc. for a total purchase price of $35 million.  We retained a 49.9% equity interest in STARS, which is accounted for under the equity method.

For the year ended December 31, 2012, earnings from the equity method investment in STARS of $6 million are recorded as a component of Other income in the Mortgage Production segment. During the year ended December 31, 2011, a $68 million gain on the sale of STARS was recorded within Other income of the Mortgage Production segment, which consisted of the net present value of the purchase price from CoreLogic plus the $34 million from the initial valuation of our equity method investment.

Mortgage Production Segment

Our Mortgage Production segment provides mortgage services, including private-label mortgage services, to financial institutions and real estate brokers through PHH Mortgage.  The segment generates revenue through fee-based mortgage loan origination services and the origination and sale of mortgage loans into the secondary market.  PHH Mortgage generally sells all mortgage loans that it originates to secondary market investors, which include a variety of institutional investors, and typically retains the servicing rights on mortgage loans sold.  During 2012, 85% of our mortgage loans were sold to, or were sold pursuant to, programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae and the remaining 15% were sold to private investors.  We source mortgage loans through our retail and wholesale/correspondent platforms.

Retail Platform.  Through our retail platform, we maintain direct contact with borrowers who are purchasing a home or refinancing a mortgage loan.  We operate either through our teleservices operation or our network of field sales professionals.  Within our teleservices operation, we provide centralized application and loan processing capabilities for our customers.  Our network of field sales professionals are generally located in real estate brokerage offices or are affiliated with financial institution clients around the U.S. and are equipped to provide product information and take mortgage applications.  We also maintain multiple internet sites that provide online mortgage application capabilities for our customers.

Our retail platform consists of our private label services and real estate channels:

•                  Private Label Services Channel:  The private label services channel includes providing outsourced mortgage origination services for wealth management firms, regional banks and community banks throughout the U.S, including Merrill Lynch Home Loans, a division of Bank of America, National Association, Morgan Stanley Private Bank and UBS Bank USA.  We are a leading provider of private-label mortgage loan originations and in this channel, we offer a complete outsourcing solution, from processing applications through funding, for clients that wish to offer mortgage services to their customers but are not equipped to handle all aspects of the process cost-effectively.

•                  Real Estate Channel:  The real estate channel includes providing mortgage origination services for brokers associated with brokerages owned or franchised by Realogy Corporation and other third-party brokers. Through our affiliations with real estate brokers, we have access to home buyers at the time of purchase.  Substantially all of the originations through the real estate channel during the years ended December 31, 2012, 2011 and 2010, were originated from Realogy and Realogy Franchisees.  For the year ended December 31, 2012, we originated mortgage loans for approximately 16% of the transactions in which real estate brokerages owned by Realogy represented the home buyer and approximately 8% of the transactions in which real estate brokerages franchised by Realogy where we have exclusive marketing service agreements, represented the home buyer.  See “Part I—Item 1. Business—Operating Segments” for a further discussion of our relationship with Realogy.

Wholesale/Correspondent Platform.  Through our wholesale/correspondent platform, we purchase closed mortgage loans from community banks, credit unions, mortgage brokers and mortgage bankers.  We also acquire mortgage loans from mortgage brokers that receive applications from and qualify the borrowers.  Wholesale/correspondent originations are highly dependent upon pricing margins and overall industry capacity.

The mortgage industry has continued to be impacted by variety of factors including a low interest rate environment which has increased consumer demand for mortgage loans, more stringent underwriting guidelines, increases in guarantee fees on mortgage backed securities issued by Fannie Mae and Freddie Mac and an increasingly complex regulatory compliance environment.  We have continued to experience elevated levels of pricing margins compared to historical periods as mortgage interest rates remained low and consumer demand persisted.  However, future conforming loan origination volumes and pricing margins may be negatively impacted by the increases in guarantee fees (which will have the impact of increasing mortgage interest rates charged to borrowers) and by more restrictive underwriting standards.

In addition, the increased consumer demand for mortgage loans, coupled with more stringent underwriting guidelines and the increasingly complex regulatory compliance environment have led to longer processing cycle times across the mortgage industry.  Consistent with these industry trends, we have experienced loan processing delays and other service issues that have negatively impacted customer service delivery in our Mortgage Production segment.  As a result, we have failed to satisfy certain service level agreements and other performance provisions under some of our mortgage origination assistance agreements.  During the year ended December 31, 2012, we incurred $8 million of customer service related expenses resulting from our failure to fully satisfy the terms of service-level and other performance provisions of these contracts which could result in material penalties or the loss of client relationships.  We have implemented measures to improve our loan processing and customer service delivery in an effort to more fully satisfy the terms of our mortgage origination assistance agreements.

As of January 2013, Fannie Mae’s Economics and Mortgage Market Analysis is forecasting a decrease in industry loan originations to $1.6 trillion during 2013 compared to $1.9 trillion during 2012, consisting of a 32% decrease in refinance originations which is offset by a 24% increase in purchase originations.  Refinance originations are sensitive to interest rates and despite Fannie Mae projections that interest rates will remain close to current levels throughout 2013, refinancing demand is expected to decline.  The increase in projected purchase originations in 2013 is reflective of Fannie Mae’s forecast of a 12% increase in total home sales compared to 2012.

For more information, see “Part I—Item 1A. Risk Factors—Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows and could require us to fundamentally change our business model in order to effectively compete in the market.” in this Form 10-K.

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
	2012	2011	2010
	($ In millions)
Loans closed to be sold	$36,022	$37,889	$37,747
Fee-based closings	19,562	14,056	11,247
Total closings	$55,584	$51,945	$48,994
Purchase closings	$17,549	$20,404	$20,270
Refinance closings	38,035	31,541	28,724
Total closings	$55,584	$51,945	$48,994
Retail closings - PLS	$31,239	$24,162	$20,316
Retail closings - Real Estate	14,280	11,430	13,113
Total retail closings	45,519	35,592	33,429
Wholesale/correspondent closings	10,065	16,353	15,565
Total closings	$55,584	$51,945	$48,994
Retail - PLS (in units)	89,980	76,023	69,357
Retail - Real Estate (in units)	57,033	47,037	53,385
Total retail	147,013	123,060	122,742
Wholesale/correspondent (in units)	47,462	77,992	82,955
Total closings (in units)	194,475	201,052	205,697
Loans sold	$36,582	$40,035	$34,535
Applications	$72,390	$67,586	$74,628
IRLCs expected to close	$26,599	$33,717	$38,330
Total loan margin (in bps)	392	271	290

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Mortgage fees	$346	$295	$291
Gain on mortgage loans, net	942	567	635
Mortgage interest income	84	101	97
Mortgage interest expense	(150)	(125)	(113)
Mortgage net finance expense	(66)	(24)	(16)
Other income	12	76	1
Net revenues	1,234	914	911
Salaries and related expenses	419	341	369
Occupancy and other office expenses	31	30	34
Other depreciation and amortization	7	9	10
Other operating expenses	302	251	202
Total expenses	759	631	615
Income before income taxes	475	283	296
Less: net income attributable to noncontrolling interest	59	25	28
Segment profit	$416	$258	$268

Mortgage Production Statistics

Mortgage loan originations are driven by the demand to fund home purchases and the demand to refinance existing loans.  Purchase closings are influenced by the number of home sales, the amount of homebuyers needing a mortgage and the overall condition of the housing market whereas refinance closings are sensitive to interest rate changes relative to borrowers’ current interest rates.  Refinance closings typically increase when interest rates fall and decrease when interest rates rise. Although the level of interest rates is a key driver of refinancing activity, there are other factors which influence the level of refinance closings including home prices, levels of home equity, underwriting standards and product characteristics.

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

2012 Compared With 2011:   As of January 2013, Fannie Mae’s Economics and Mortgage Market Analysis shows an increase in mortgage industry origination volumes of approximately 28% during 2012 compared to 2011 which primarily consisted of higher refinance closings that continued to be positively impacted by a sustained low interest rate environment despite the many borrowers who took advantage of refinance incentives during prior periods of low interest rates.  During the second half of 2012, among other actions, the Federal Reserve announced plans to purchase an additional $40 billion of agency mortgage-backed securities per month to reinforce the low interest rate environment and support the mortgage markets.  Based on the January industry origination volumes reported by Fannie Mae, refinance closings represented 73% of total origination volumes during 2012 compared to 66% during 2011.

Our total closings increased by $3.6 billion (7%) compared to 2011 and were comprised of a $6.5 billion increase in refinance closings offset by a $2.9 billion decrease in purchase closings.  Refinance closings were 68% of our total closing volumes during 2012 compared to 61% in 2011.  While we have seen a positive trend in closings from our real estate channel driven by an improvement in home sales, our purchase closings decreased compared to 2011 due to our planned reduction in wholesale/correspondent volume.

Wholesale/correspondent closings declined by 38% to $10.1 billion compared to $16.4 billion in 2011.  This decrease reflects our strategy to focus growth in our retail platform and our efforts to manage cash consumption and the underlying quality of the loans originated in the wholesale/correspondent platform.  As of December 31,

2012, 23% of our outstanding IRLCs expected to close were wholesale/correspondent compared to 44% at the end of 2011.

Total applications increased by 7% compared to 2011 resulting from a growth in our retail platform where a low interest rate environment and higher consumer demand contributed to a 36% increase in retail applications which was offset by a decline in wholesale/correspondent volume.  Our IRLCs expected to close declined by 21% primarily due to the change in mix to a greater composition of fee-based production where we do not enter into an interest rate lock commitment and lower wholesale/correspondent volume.

We have continued to experience elevated levels of pricing margins compared to historical periods as mortgage interest rates remained low and consumer demand persisted which resulted in a 121 basis points (45%) increase in average total loan margins from 2011.  Although we expect pricing margins to eventually decline from the levels experienced during 2012, we believe that margins could remain elevated in 2013 when compared to levels prior to the credit crisis, reflecting a longer term industry view of the returns required to manage the underlying risk of a mortgage production and servicing business.

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

2012 Compared With 2011:  Mortgage fees increased by $51 million compared to 2011 which included a $41 million increase in origination assistance fees from private label clients and a $16 million increase in appraisal and application revenue, that was offset by a $7 million decrease in correspondent underwriting fees.  Origination assistance fees were positively impacted by an 18% increase in private label closing units compared to 2011.  The increase in appraisal and application revenues were driven by a 19% increase in the total number of retail closing units compared to 2011 due to growth in our retail platform.  The decrease in correspondent underwriting fees were the result of our planned reduction in wholesale/correspondent volume as discussed above.

2011 Compared With 2010:  Mortgage fees increased by $4 million compared to 2010 primarily due to a 6% increase in retail closings, which was partially offset by a decrease in fee income generated by our appraisal services business.

Gain on Mortgage Loans, Net

Gain on mortgage loans, net includes realized and unrealized gains and losses on our mortgage loans, as well as the changes in fair value of our IRLCs and loan-related derivatives. The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) the estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of our interest rate lock commitments and mortgage loans approximates a whole-loan price, which includes the value of the related mortgage servicing rights. Mortgage servicing rights are recognized and capitalized at the date the loans are sold and subsequent changes in the fair value are recorded in Change in fair value of mortgage servicing rights in the Mortgage Servicing segment.

The components of Gain on mortgage loans, net were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Gain on loans	$804	$482	$624
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(41)	(11)	(19)
Economic hedge results	179	96	30
Total change in fair value of mortgage loans and related derivatives	138	85	11
Total	$942	$567	$635

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

Economic hedge results represent the change in value of mortgage loans, interest rate lock commitments and related derivatives, including the impact of changes in actual pullthrough as compared to our initial assumptions.  We use derivative instruments to economically hedge changes in value of mortgage loans and interest rate lock commitments from the date of interest rate lock commitment through the date the loan is sold into the secondary market.  These derivatives are intended to mitigate the changes in value attributable to changes in interest rates.  Economic hedge results also include changes in value of mortgage loans held for sale due to changes in expected execution upon sale which may not be interest rate related and would not be offset by changes in value of derivative instruments.

2012 Compared With 2011:  Gain on loans increased by $322 million compared to 2011 primarily due to a higher mix of retail IRLCs and higher total loan margins that were partially offset by a 21% decrease in IRLCs expected to close.  Although total IRLCs declined, there was a greater mix of retail IRLCs during 2012 which had a positive impact to gain on loans.   Average total loan margins increased by 121 basis points which was driven by a reduction in mortgage interest rates and higher consumer demand.

The $30 million unfavorable change in fair value of Scratch and Dent and certain non-conforming loans compared to 2011 was primarily attributable to a larger population of additions to Scratch and Dent loans resulting from higher repurchase activity.

The $83 million increase in economic hedge results compared to 2011 was largely driven by favorable execution gains on mortgage loans sold and lower interest rate volatility that were partially offset by a lower impact from changes in actual pullthrough of mortgage loans as compared to initial assumptions.

2011 Compared With 2010:  Gain on loans decreased by $142 million compared to 2010 primarily due to a 12% decrease in IRLCs expected to close and lower total margins.  The decrease in total margins was primarily attributable to the lower value of initial capitalized mortgage servicing rates, which resulted from reductions in mortgage interest rates, coupled with slightly lower initial pricing margins compared to 2010.

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

Mortgage Net Finance Expense

Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on mortgage loans, interest expense allocated on debt used to fund mortgage loans and an allocation of interest expense for working capital.  Mortgage net finance expense is driven by the average balance of loans held for sale, the average volume of outstanding borrowings, the average number of days loans are held prior to sale to investors, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings.  A significant portion of our loan originations are funded with variable-rate short-term debt.

2012 Compared With 2011:  Mortgage net finance expense increased by $42 million compared to 2011 and was comprised of a $25 million increase in Mortgage interest expense and a $17 million decrease in Mortgage interest income.  The increase in Mortgage interest expense was driven by higher allocated financing costs of corporate unsecured borrowings resulting primarily from the higher effective interest rate of the convertible note issuance, which was partially offset by a lower average balance of loans held for sale.  The decrease in Mortgage interest income was primarily due to a lower average balance and note rate of loans held for sale.

2011 Compared With 2010:  Mortgage net finance expense increased $8 million compared to 2010 and was comprised of a $12 million increase in Mortgage interest expense partially offset by a $4 million increase in Mortgage interest income.  The increase in Mortgage interest expense was primarily attributable to a higher average volume of loans held for sale that was partially offset by lower average interest rates compared to 2010. Mortgage interest expense was also negatively impacted by higher allocated financing costs related to an increase in the cost of funds rate of outstanding unsecured borrowings.  The increase in mortgage interest income was primarily due to a higher average volume of loans held for sale that was partially offset by lower average note rates on loans resulting from lower mortgage interest rates for conforming first mortgage loans compared to 2010.

Other Income

2012 Compared With 2011:  Other income decreased by $64 million compared to 2011 primarily due to a $68 million gain realized during 2011 related to the 50.1% sale of the equity interests in STARS, which was offset by income from a termination fee resulting from the loss of a private label client relationship during 2012.

2011 Compared With 2010:  Other income increased $75 million compared to 2010 which was primarily attributable to a $68 million gain related to the 50.1% sale of the equity interests in STARS and $3 million in earnings from our continued equity interest STARS subsequent to the sale.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment consist of salaries, payroll taxes, benefits and incentives paid to employees in our mortgage production operations and commissions paid to employees involved in the loan origination process.

The components of Salaries and related expenses were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Salaries, benefits and incentives	$260	$207	$215
Commissions	124	98	109
Contract labor and overtime	35	36	45
Total	$419	$341	$369

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

2012 Compared With 2011:  Salaries, benefits and incentives increased by $53 million compared to 2011 primarily due to a higher number of average permanent employees and an increase in management incentive compensation.  The higher number of average permanent employees is related to a 19% increase in the total number of retail closing units, increased staffing levels associated with expected future mortgage origination activity and the continued development of our mortgage compliance programs, loan quality and customer service initiatives.

The $26 million increase in commissions was primarily attributable to a 25% increase in closings from our real estate channel which has higher commission rates than our private label services channel.

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

The components of Other operating expenses were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Production-related direct expenses	$125	$103	$105
Corporate overhead allocation	81	71	14
Other expenses	96	77	83
Total	$302	$251	$202

Production-related direct expenses represent variable costs directly related to the volume of loan originations and consist of appraisal, underwriting and other direct loan origination expenses. These expenses are incurred during the loan origination process and are primarily driven by the volume of applications.  Corporate overhead allocations relate to segment allocations of shared general and administrative costs and costs associated with operating and managing corporate functions.  Other expenses consist of other production-related expenses that include, but are not limited to professional fees, information technology costs, outsourcing fees and customer service expenses.

2012 Compared With 2011: The $22 million increase in production-related direct expenses compared to 2011 was largely driven by a 36% increase in the total number of retail applications.

Corporate overhead allocations increased by $10 million compared to 2011 primarily due to information technology-related expenses associated with private label client implementations which are allocated fully to the Mortgage Production segment.  See “—Results of Operations—Other” for a description and drivers of the expenses included in our centralized corporate platform.

The $19 million increase in Other expenses compared to 2011 was primarily attributable to an $11 million increase in consulting and outsourcing services driven by compliance, customer service and operational initiatives and a $5 million increase in customer service-related expenses.  The remaining $3 million increase in Other expenses was due to costs associated with managing our origination platforms, including costs for regulatory compliance.

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

Mortgage Servicing Segment

We principally generate revenue in our Mortgage Servicing segment through fees earned from our mortgage servicing rights or from our subservicing agreements.  Mortgage servicing rights are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio.  Mortgage servicing rights for sold loans are initially recorded at fair value in our Mortgage Production Segment’s results of operations.  Changes in fair value subsequent to the initial capitalization are recorded in our Mortgage Servicing Segment’s results of operations. Our Mortgage Servicing segment also includes the results of our reinsurance activities from our wholly owned subsidiary, Atrium Reinsurance Corporation.

Our servicing operations continue to be negatively impacted by conditions in the housing market and general economic factors, including higher unemployment rates, which have led to elevated levels of delinquencies, significant increases in repurchase requests and high loss severities on defaulted loans.  These factors, plus the increased regulatory focus on servicing activities, have increased and will likely continue to increase servicing costs across the industry.  See “—Risk Management” for additional information regarding loan repurchase trends and our related reserves.

The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	December 31,
	2012	2011	2010
	($ In millions)
Total loan servicing portfolio	$183,730	$182,387	$166,075
Number of loans serviced	1,015,286	1,063,884	1,005,950
Capitalized loan servicing portfolio	$140,381	$147,088	$134,753
Capitalized servicing rate	0.73%	0.82%	1.07%
Capitalized servicing multiple	2.4	2.7	3.5
Weighted-average servicing fee (in basis points)	30	31	30

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Average total loan servicing portfolio	$185,859	$174,332	$156,825
Average capitalized loan servicing portfolio	146,379	142,128	130,462
Payoffs and principal curtailments of capitalized portfolio	38,314	25,168	25,887

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Mortgage interest income	$9	$15	$15
Mortgage interest expense	(62)	(76)	(69)
Mortgage net finance expense	(53)	(61)	(54)
Loan servicing income	449	456	415
Change in fair value of mortgage servicing rights	(497)	(733)	(427)
Net derivative loss related to mortgage servicing rights	(5)	(3)	—
Valuation adjustments related to mortgage servicing rights, net	(502)	(736)	(427)
Net loan servicing loss	(53)	(280)	(12)
Other (expense) income	—	(2)	3
Net revenues	(106)	(343)	(63)
Salaries and related expenses	37	33	37
Occupancy and other office expenses	10	10	9
Other depreciation and amortization	—	1	1
Other operating expenses	309	170	131
Total expenses	356	214	178
Segment loss	$(462)	$(557)	$(241)

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

2012 Compared With 2011:  Mortgage net finance expense decreased by $8 million compared to 2011 and was comprised of a $14 million decrease in Mortgage interest expense that was offset by a $6 million decrease in Mortgage interest income.  The decrease in Mortgage interest expense was primarily attributable to a decrease in the interest expense allocated to fund our MSRs resulting from a lower average MSR balance.  In addition, Mortgage interest expense and Mortgage interest income both decreased by $5 million compared to 2011 due to the first quarter 2012 deconsolidation of a mortgage securitization trust where we sold the residual interest.

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

Loan Servicing Income

The components of Loan servicing income were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Servicing fees from capitalized portfolio	$437	$426	$387
Subservicing fees	14	14	14
Late fees and other ancillary servicing revenue	62	61	66
Curtailment interest paid to investors	(45)	(29)	(33)
Net reinsurance loss	(19)	(16)	(19)
Total	$449	$456	$415

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

2012 Compared With 2011:  The $11 million increase in servicing fees from the capitalized portfolio was primarily related to a 3% increase in the average capitalized loan servicing portfolio compared to 2011.  Subservicing fees remained at $14 million, the same level as 2011.  While the unpaid principal balance of our subserviced loan servicing portfolio increased by 27% since the end of 2011, we earn fees on a per loan basis and the number of loans in our subserviced portfolio decreased by 4% in the same period, which was offset by an increase in the average subservicing fee earned per loan compared to 2011. Going into 2013, we expect to more than double our subservicing portfolio from 2012 with the addition of approximately $50 billion in subservicing from our new relationship with HSBC.

Curtailment interest paid to investors increased by $16 million due to a 70% increase in loan payoffs in our total loan servicing portfolio compared to 2011.

The $3 million increase in net reinsurance loss compared to 2011 included a $16 million loss related to the termination of an inactive reinsurance contract and a $9 million decrease in premiums earned primarily due to the termination of a contract and portfolio runoff, that were offset by a $22 million decrease in the provision for reinsurance reserves resulting from maximum loss rates being reached for certain origination years during 2011.  We paid $44 million and $65 million in reinsurance claims during 2012 and 2011, respectively as additional foreclosures were completed and insurance claims were processed.  We expect that the cash and securities we currently hold in trust to pay future claims is significantly higher than our projected reinsurance losses and obligations.

2011 Compared With 2010:  The $39 million increase in servicing fees from the capitalized portfolio was primarily due to a 9% increase in the average capitalized loan servicing portfolio compared to 2010 coupled with a slight increase in the weighted average servicing fee.  The $5 million decrease in late fees and other ancillary servicing revenue was due to a decrease in other ancillary revenue generated by our appraisal services business.  Curtailment interest paid to investors decreased by $4 million compared to 2010 due to a 3% decrease in loan payoffs in our total loan servicing portfolio during 2011 compared to 2010.  The $3 million decrease in net reinsurance loss was primarily attributable to a $7 million decrease in the provision for reinsurance reserves resulting from lower delinquencies associated with reinsured loans which was partially offset by a $4 million decrease in premiums earned related to outstanding reinsurance agreements which have continued in runoff status.

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

The components of Changes in fair value of mortgage servicing rights were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Actual prepayments of the underlying mortgage loans	$(233)	$(164)	$(184)
Actual receipts of recurring cash flows	(41)	(48)	(41)
Market-related fair value adjustments	(223)	(521)	(202)
Total	$(497)	$(733)	$(427)

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

2012 Compared With 2011:  The $69 million increase in actual prepayments of the underlying mortgage loans compared to 2011 was primarily due to a 65% increase in loan payoffs in the capitalized loan servicing portfolio which was partially offset by an 11 basis points decrease in the average MSR value of prepayments.

Market-related fair value adjustments decreased the value of our MSRs by $223 million during 2012 which was primarily attributable to a decrease in mortgage interest rates, including a 66 basis points decrease in the primary mortgage rate used to value our MSR. The $521 million market-related fair value decrease during 2011 was driven by a decrease in mortgage interest rates and includes a $40 million unfavorable impact resulting from our assessment of projected costs associated with servicing delinquent and foreclosed loans and a $20 million unfavorable change related to an increase in projected future prepayments linked to expected borrower participation in the Home Affordability Refinance Program.

2011 Compared With 2010:  The $20 million decrease in actual prepayments of the underlying mortgage loans compared to 2010 was primarily due to a 7% decrease in loan payoffs in the capitalized loan servicing portfolio and a 4 basis point decrease in the average MSR value of prepayments.

Market-related fair value adjustments decreased the value of our MSRs by $521 million during 2011 compared to $202 million during 2010. The $521 million decrease during 2011 was primarily attributable to a decrease in mortgage interest rates, coupled with a $40 million unfavorable change resulting from an increase in projected costs associated with servicing delinquent and foreclosed loans as well as a $20 million unfavorable change resulting from an increase in projected prepayments related to the implementation of the revised Home Affordability Refinance Program.  During 2011, the primary mortgage rate used to value our MSR declined by 93 bps, which resulted in an increase in expected prepayments from increased refinance activity.  The $202 million decrease during 2010 was primarily due to a decrease in mortgage interest rates which led to higher expected prepayments.  During 2010, the primary mortgage rate used to value our MSR declined by 41 bps.

Net Derivative Loss Related to Mortgage Servicing Rights:  We may choose to use a combination of derivative instruments to protect against potential adverse changes in the fair value of our MSRs resulting from a decline in interest rates. If the derivative instruments are effective, the change in fair value of derivatives is intended to react in the opposite direction of the market-related change in the fair value of MSRs, and generally increase in value as interest rates decline and decrease in value as interest rates rise.

The size and composition of derivatives instruments used depends on a variety of factors, including the potential decline in value of our MSRs based on our evaluation of the current market environment and the interest rate risk inherent in our capitalized servicing portfolio which requires assumptions with regards to future replenishment rates, loan margins, the value of additions to MSRs and loan origination costs. Many factors can impact these estimates, including loan pricing margins, the availability of liquidity to fund additions to our capitalized MSRs and the ability to adjust staffing levels to meet changing consumer demand.  As a result, our decisions regarding the levels, if any, of our derivatives related to mortgage servicing rights could result in continued volatility in the results of operations for our Mortgage Servicing segment.

The value of derivatives related to our MSRs decreased by $5 million and $3 million during 2012 and 2011, respectively.  There were no open derivatives related to MSRs during 2010.

Other Income

Other income allocable to the Mortgage Servicing segment primarily consists of the change in the net fair value of a mortgage securitization trust where we hold a residual interest.  These residual interests were sold during the first quarter of 2012.

2012 Compared With 2011:  Other income during 2012 was not significant however, it included a $2 million loss on sale of our residual interests in the mortgage securitization trust which was partially offset by $1 million of realized gains from the sale of available-for-sale securities associated with restricted investments held in our reinsurance trust accounts.

2011 Compared With 2010:  The $5 million unfavorable change compared to 2010 was primarily due to an increase in projected credit losses of the underlying securitized mortgage loans.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Servicing segment consist of salaries, payroll taxes, benefits and incentives paid to employees in our servicing operations.

2012 Compared With 2011:  Salaries and related expenses increased by $4 million compared to 2011 due to an increase in the average number of permanent employees as we continue to balance resources in order to implement new industry servicing and compliance practices.

2011 Compared With 2010:  The $4 million (11%) decrease in salaries and related expenses compared to 2010 was primarily attributable to the combination of general and administrative functions, which is allocated to Other operating expenses in 2011.

Other Operating Expenses

The following table presents a summary of Other operating expenses:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Repurchase and foreclosure-related charges	$182	$80	$72
Corporate overhead allocation	18	15	3
Other expenses	109	75	56
Total	$309	$170	$131

Repurchase and foreclosure-related charges are primarily driven by the actual and projected volumes of repurchase and indemnification requests, our success rate in appealing repurchase requests and expected loss severities.  Repurchase requests from all investors and insurers have been volatile and the persistency of these recent trends remains extremely uncertain.  Expected loss severities are impacted by various economic factors including delinquency rates and home price values while our success rate in appealing repurchase requests can fluctuate based on the validity and composition of repurchase demands and the underlying quality of the loan files.

Corporate overhead allocations relate to segment allocations of shared general and administrative costs and costs associated with operating and managing corporate functions.

Other expenses include operating expenses of the Mortgage Servicing segment, including costs directly associated with servicing loans in foreclosure and real estate owned, professional fees and outsourcing fees.

2012 Compared With 2011:  Repurchase and foreclosure-related charges increased by $102 million compared to 2011 and were driven by a significant increase in the actual and projected number of future repurchase and indemnification requests and a decline in our success rate in appealing repurchase requests that were partially offset by a decrease in our estimated future loss severities.  Repurchase requests increased by 52% during 2012 which was primarily driven by the Agencies’ focus on clearing the backlog of previously requested loan files related to the origination years 2005 through 2008.  See “—Risk Management” for a discussion of our Repurchase and foreclosure-related liabilities and related trends.

Corporate overhead allocations increased by $3 million compared to 2011.  See “—Results of Operations—Other” for a description and drivers of the expenses included in our centralized corporate platform.

Other expenses increased by $34 million compared to 2011 which was largely attributable to an increase in unreimbursed servicing and interest costs associated with servicing delinquent and foreclosed loans and real estate owned.  We also recognized an increase in consulting fees, outsourcing services and other costs related to managing our servicing platform to comply with new industry servicing and compliance practices that were partially offset by a decrease in the provision for compensatory fees and litigation costs related to foreclosure proceedings.

2011 Compared With 2010:  The continuing high levels of repurchase requests, primarily from the Agencies, and loss severities contributed to $80 million in repurchase and foreclosure-related charges during 2011.  The pipeline of unresolved repurchase requests was 35% larger at the end of 2011 compared to 2010.  The $72 million in repurchase and foreclosure-related charges during 2010 was primarily due to the timing of repurchases, indemnifications and make-whole payments on defaulted loans.  Corporate overhead allocation was unfavorably impacted by $12 million from the combination of general and administrative functions and further investments in our information technology platform and enterprise risk management process.  The $19 million increase in other expenses was primarily attributable to a $12 million increase in expenses associated with servicing delinquent and foreclosed loans and real estate owned, including provisions for compensatory fees and litigation costs related to foreclosure processing.

Fleet Management Services Segment

We principally generate revenue in our Fleet Management Services segment through the amounts earned on operating leasing agreements and fee income earned on additional services and products provided to our fleet management customers.  Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services.

The fleet management industry has continued to be influenced by the current condition of the U.S. economy and the levels of corporate spending and capital investment.  According to the Automotive Fleet 2012 Fact Book, the total number of fleet vehicles in service during 2011 grew by approximately 5% from the levels reported in 2010 which was driven by the replacement of high-mileage vehicles, among other factors, that were delayed in connection with the poor economic environment beginning in 2008.  Consistent with this trend, we experienced an increase in the number of vehicles we purchased which has risen to approximately 60,000 during each of 2012 and 2011 from 54,000 during 2010.  The fleet management industry has also been positively impacted by a favorable used car remarketing environment and, according to the Automotive Fleet 2012 Fact Book, the total fleet vehicles remarketed by the leading fleet management companies during 2011 was approximately 379,000 compared to 344,000 in 2010.  While the total number of fleet vehicles in service grew, the industry continues to face challenges associated with corporate cost-reduction initiatives, increasing fleet operating costs, including increasing vehicle acquisition costs, maintenance costs and fuel prices, and implementing new initiatives to improve driver safety.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Year Ended December 31,
	2012	2011	2010
	(In thousands of units)
Leased vehicles	265	274	290
Maintenance service cards	338	324	287
Fuel cards	304	295	276
Accident management vehicles	307	298	290

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Fleet management fees	$180	$173	$157
Fleet lease income	1,364	1,400	1,370
Other income	73	73	66
Net revenues	1,617	1,646	1,593
Salaries and related expenses	62	62	75
Occupancy and other office expenses	14	15	17
Depreciation on operating leases	1,212	1,223	1,224
Fleet interest expense	70	82	94
Other depreciation and amortization	10	11	11
Other operating expenses	162	178	109
Total expenses	1,530	1,571	1,530
Segment profit	$87	$75	$63

Fleet Management Fees

The drivers of Fleet management fees are leased vehicles and service unit counts as well as the usage of fee-based services. Fleet management fees consist primarily of the revenues of our principal fee-based products and services for leased vehicles, including:

▪

Management Services. We provide management services to our clients that include fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery and administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles. We receive revenue for management services as a component of the total lease payments, and the management fee revenue is recognized over the lease term.

▪

Maintenance Services. We offer clients vehicle maintenance service cards that are used to facilitate payment for repairs and maintenance, provide access to our supplier network and service discounts and offer support services including managerial oversight and reporting of their maintenance programs, fleet performance and related costs. We receive a fixed monthly fee for these services from our clients as well as additional fees from service providers in our third-party network for individual maintenance services.

▪

Fuel Card Services. We provide our clients with fuel card programs that facilitate the payment, monitoring and control of fuel purchases, including access to a variety of fuel brands and consolidated reporting on purchases and transaction monitoring to assist clients with evaluation of their fleet performance and costs. We receive both monthly fees from our fuel card clients and additional fees from fuel partners and providers.

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

▪

Driver Safety Training Services. We provide our clients with transportation safety training services, including classroom and behind the wheel training for small groups or individual drivers taught by professional driving instructors. We receive fees from our clients for these services.

2012 Compared With 2011:  Fleet management fees increased by $7 million compared to 2011 due to a $3 million increase in fees associated with fee-based products primarily driven by an increase in maintenance service card units and higher client participation in driver safety training services.  The remaining $4 million increase compared to 2011 was related to asset-based fleet management services, including an increase resulting from asset dispositions.

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

Open-End Leases.    Open-end leases represent 98% of our lease portfolio at the end of 2012 and are a form of lease in which the client bears substantially all of the vehicle’s residual value risk.  These leases typically have a minimum term of 12 months and can be continued after that at the lessee’s election for successive monthly renewals.  Upon return of the vehicle by the lessee, we typically sell the vehicle into the secondary market and the client receives a credit or pays the difference between the sale proceeds and the vehicle’s book value.

Open-end leases may be classified as operating or direct financing depending upon the nature of the residual guarantee.

Closed-End Leases.  Closed-end leases represent 2% of our lease portfolio at the end of 2012 and are a form of lease in which we retain the residual risk of the value of the vehicle at the end of the lease term.  Closed-end leases may be classified as operating or direct financing based on the terms of the individual contracts.

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

The following table presents a summary of the components of Fleet lease income:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Leasing revenue	$1,334	$1,344	$1,347
Operating lease syndication revenue	30	56	23
Total	$1,364	$1,400	$1,370

2012 Compared With 2011:  Leasing revenue decreased by $10 million compared to 2011 primarily due to a 3% decline in the average number of leased vehicles, which was partially offset by an increase in net investment in leases reflecting the growth in average lease balances from the change in mix to more expensive truck and service-type vehicles.  The $10 million decrease in leasing revenue had a related offset to Depreciation on operating leases of $11 million as described below.

The amount of gross sales proceeds related to operating lease syndications resulted in a $26 million decrease in Fleet lease income compared to 2011.  The $26 million decrease in syndication income contributed to the $23 million decrease in cost of goods sold in Other operating expenses, as described below.

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

2012 Compared With 2011:  Other income remained at $73 million for 2012, the same level as 2011.  While Other income remained constant, there was a $3 million increase during 2012 related to higher revenues associated with vehicles equipped with onboard technology and a $1 million increase in the gains on vehicle sales at our dealerships primarily attributable to new remarketing strategies.  These increases were offset by a $4 million decrease in the gains on used car sales due to a lower volume of used vehicle sales.

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

2012 Compared With 2011:  Salaries and related expenses remained at $62 million for 2012, the same level as 2011.  While Salaries and related expenses remained constant, there was a $2 million increase in salaries and related expenses during 2012 associated with an increase in the average number of permanent employees compared to 2011 that was partially offset by a $2 million decrease in overall incentive compensation.

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

2012 Compared With 2011:  Depreciation on operating leases decreased by $11 million compared to 2011 primarily due to a 3% decline in the average number of leased vehicles which was partially offset by an increase in net investment in leases related to a shift in mix of our leases to more expensive truck and service-type vehicles.

2011 Compared With 2010:  Depreciation on operating leases decreased by $1 million compared to 2010 primarily due to a 6% decrease in average leased vehicle units partially offset by the impact of higher depreciation associated with an increase in purchases of new vehicles under lease compared to 2010.

Fleet Interest Expense

Fleet interest expense is primarily driven by the average volume and cost of funds rate of outstanding borrowings and consists of interest expense associated with borrowings related to leased vehicles, changes in market values of interest rate contracts related to vehicle asset-backed debt and amortization of deferred financing fees.

2012 Compared With 2011:  Fleet interest expense decreased by $12 million (15%) compared to 2011 and was comprised of an $8 million decrease in leasing interest expense related to a lower cost of funds rate resulting from new debt issuances which was partially offset by a higher average volume of borrowings, a $2 million decrease in unfavorable fair value adjustments related to interest rate contracts associated with asset-backed debt and a $2 million decrease in the amortization of deferred financing fees.

2011 Compared With 2010:  Fleet interest expense decreased by $12 million (13%) compared to 2010 primarily due to a favorable change in the cost of funds rates resulting from debt renewals and a decrease in the amortization of deferred financing fees.  Fleet interest expense was also favorable by $3 million compared to 2010 related to changes in fair value of interest rate contracts associated with vehicle management asset-backed debt.

Other Operating Expenses

The following table presents a summary of the components of Other operating expenses:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cost of goods sold	$79	$102	$67
Corporate overhead allocation	46	44	10
Other expenses	37	32	32
Total	$162	$178	$109

Cost of goods sold represents the acquisition cost of vehicles at our dealerships and the carrying value of certain operating leases syndicated to banks and other financial institutions.  The gross sales proceeds from our owned dealerships are included in Other income and the proceeds from syndications are recorded within Fleet lease income.  Corporate overhead allocations relate to segment allocations of shared general and administrative costs and costs associated with operating and managing corporate functions.

2012 Compared With 2011:   The $23 million decrease in cost of goods sold compared to 2011 was driven by a decrease in the amount of operating lease syndications which was partially offset by a slight increase in the costs of goods sold related to an increase in vehicle sales at our dealerships.

Corporate overhead allocations increased by $2 million compared to 2011.  See “—Results of Operations—Other” for a description and drivers of the expenses included in our centralized corporate platform.

Other expenses increased by $5 million compared to 2011 primarily due to an increase in expenses associated with client participation in driver safety training services and vehicles equipped with onboard technology.

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

As a result of our internal reorganization, as of January 1, 2011 certain general and administrative functions that had previously been part of our Mortgage Production, Mortgage Servicing and Fleet Management Services segments were consolidated into Other, including information technology, human resources, finance and marketing.  In connection with this reorganization, we also incurred increased costs associated with further investments in our information technology infrastructure and enterprise risk management process throughout 2011 along with the further development of our corporate infrastructure related to marketing, communications and human resources.  The majority of general and administrative expenses are allocated back to the segments through a corporate overhead allocation.

The following table presents the revenues and expenses recorded in Other:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net revenues	$(2)	$(3)	$(3)
Salaries and related expenses	77	71	16
Occupancy and other office expenses	4	4	—
Fleet interest expense	(2)	(3)	(3)
Other depreciation and amortization	8	4	—
Other operating expenses	69	54	14
Corporate overhead allocation	(145)	(130)	(27)
Total expenses	11	—	—
Net loss before income taxes	$(13)	$(3)	$(3)

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

2012 Compared With 2011:  Salaries and related expenses increased by $6 million compared to 2011 and was driven by an increase in the average number of permanent employees, an increase in management incentives related to 2012 compensation plans and additional severance costs associated with the separation of certain executives during 2012.  These increases were partially offset by $2 million in lower actual payments related to 2011 incentive compensation plans.

2011 Compared With 2010:  Salaries and related expenses increased by $55 million compared to 2010 primarily due to the combination of general and administrative functions into Other during 2011 where a majority of the related expenses were reported in our Mortgage Production, Mortgage Servicing and Fleet Management Services segments during 2010.

Other Operating Expenses

The components of Other operating expenses were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Professional fees	$32	$32	$9
Other expenses	37	22	5
Total	$69	$54	$14

2012 Compared With 2011:  Professional fees remained at $32 million for 2012, the same level as 2011.  While professional fees remained constant, there was an increase in information technology-related expenses associated with new private label client implementations in our Mortgage Production segment that were partially offset by fees incurred during 2011 related to the development of our information technology infrastructure.

Other expenses increased by $15 million compared to 2011, which was primarily driven by $13 million of costs associated with the early retirement of the Medium-term notes due in 2013 and $3 million in higher computer software and hardware expenses resulting from investments in our information technology infrastructure.

2011 Compared With 2010:  Professional fees and other expenses increased by $23 million and $17 million, respectively compared to 2010.   Both increases were due to the combination of general and administrative functions into Other during 2011 where a majority of the related expenses were reported in our Mortgage Production, Mortgage Servicing and Fleet Management Services segments during 2010.   In connection with the reorganization, we also incurred increased costs associated further investments in our information technology infrastructure and enterprise risk management process throughout 2011.

Corporate Overhead Allocation

Certain costs previously reported by our Mortgage Production, Mortgage Servicing and Fleet Management Services segments as Salaries and related expenses and Other operating expenses during 2010 are now included in the corporate overhead allocation and reported as a component of Other operating expenses.  The table below provides a summary of our corporate overhead allocation by segment:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Mortgage Production segment	$81	$71	$14
Mortgage Servicing segment	18	15	3
Fleet Management Services segment	46	44	10
Other	(145)	(130)	(27)
Total	$—	$—	$—

The amount of expense allocated to each segment is based upon the actual and estimated usage by function or expense category or based on the relative size of the operating segment as measured by revenues or headcount.

RISK MANAGEMENT

In the normal course of business we are exposed to various risks including, but not limited to, interest rate risk, consumer credit risk, commercial credit risk, counterparty credit risk, liquidity risk and foreign exchange risk. Our risk management framework and governance structure are intended to provide oversight and ongoing management of the risks inherent in our business activities and create a culture of risk awareness.  Our Risk Management organization, working with each of our businesses, oversees governance processes and monitoring of these risks including the establishment of risk strategy and documentation of risk policies and controls.

The Finance and Risk Management Committee of the Board of Directors provides oversight with respect to our risk management function and the policies, procedures and practices used in identifying and managing our material risks. Our Chief Executive Officer and Chief Risk Officer are responsible for the design, implementation and maintenance of our enterprise risk management program. The Risk Management organization operates independently of the business units but works in partnership to provide oversight of enterprise risk management and controls. This includes establishing enterprise-level risk management policies, appropriate governance activities, and creating risk transparency through risk reporting.

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

Our Mortgage business is subject to variability in results of operations in both the Mortgage Production and Mortgage Servicing segments due to fluctuations in interest rates. In a declining interest rate environment, we would expect our Mortgage Production segment’s results of operations to be positively impacted by higher loan origination volumes and loan margins. On the contrary, we would expect the results of operations of our Mortgage Servicing segment to decline due to higher actual and projected loan prepayments related to our capitalized loan servicing portfolio. In a rising interest rate environment, we would expect a negative impact on the results of operations of our Mortgage Production segment and our Mortgage Servicing segment’s results of operations to be positively impacted. The interaction between the results of operations of our Mortgage segments is a core component of our overall interest rate risk strategy.

Our Fleet Management Services business is subject to variability in results of operations due to fluctuations in interest rates due to changes in variable-rate leases that may be funded by fixed-rate or variable rate debt.

See “Part I—Item 1A. Risk Factors—Risks Related to our Company—Certain hedging strategies that we may use to manage risks associated with our assets, including mortgage loans held for sale, interest rate lock commitments, mortgage servicing rights and foreign currency denominated assets, may not be effective in mitigating those risks and could result in substantial losses that could exceed the losses that would have been incurred had we not used such hedging strategies.” and “Changes in interest rates could materially and adversely affect our volume of mortgage loan originations or reduce the value of our mortgage servicing rights, either of which could have a material adverse effect on our business, financial position, results of operations or cash flows. ” in this Form 10-K for more information.

Mortgage Loans and Interest Rate Lock Commitments

Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding.  Our Mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and our Interest rate lock commitments are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market.  As such, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. Loan commitments generally range between 30 and 90 days; and our holding period of the mortgage loan from funding to sale is typically within 30 days.

A combination of options and forward delivery commitments on mortgage-backed securities or whole loans are used to hedge our commitments to fund mortgages and our loans held for sale.  These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to us.  Our expectation of how many of our interest rate lock commitments will ultimately close is a key factor in determining the notional amount of derivatives used in hedging the position.

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

We consider the estimated benefit of new originations on our Mortgage Production segment’s results of operations to determine the net economic value change from a decline in interest rates, and we continuously evaluate our ability to replenish lost MSR value and cash flow due to increased prepayments.  A replenishment rate greater than 100% is one indicator of the benefit of mortgage loan originations offsetting lost MSR value. During the year ended December 31, 2012, we replenished approximately 97% of the unpaid principal balance of loans in our servicing portfolio that paid off during the year.  Loan payoffs in our capitalized servicing portfolio were $32.5 billion, as compared to additions of $31.6 billion.  The 97% replenishment rate for 2012 reflects a significant decline from the 189% replenishment rate in 2011, primarily driven by our reductions in wholesale/correspondent volume and increase in fee-based closings in 2012 as compared to 2011.  We expect to return to a replenishment of more than 100% in 2013, driven by increased origination volume from new private label relationships, among other factors.

This risk management approach requires management to make assumptions with regards to future replenishment rates, loan margins, the value of additions to MSRs and loan origination costs. Many factors can impact these estimates, including loan pricing margins, the availability of liquidity to fund additions to our capitalized MSRs and the ability to adjust staffing levels to meet changing consumer demand.  As a result, our decisions regarding the levels, if any, of our derivatives related to mortgage servicing rights could result in continued volatility in the results of operations for our Mortgage Servicing segment.

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

We are not subject to the majority of the credit-related risks inherent in maintaining a mortgage loan portfolio because loans are not held for investment purposes. We sell nearly all of the mortgage loans that we originate in the secondary mortgage market within 30 days of origination.  Conforming loan sales are primarily in the form of mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

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

To minimize losses from loan repurchases and indemnifications, we focus on originating high quality mortgage loans and closely monitoring investor and agency eligibility requirements for loan sales.  To monitor our loan production for such issues, our quality review teams perform audits related to the processing, underwriting and closing of mortgage loans prior to, or shortly after, the sale of loans to identify any potential repurchase exposures due to breach of representations and warranties.  In addition, when an investor requests that we repurchase a loan that we originated, we perform a comprehensive review of the loan file to determine if a breach of representation and warranties occurred prior to authorizing the repurchase of the loan.

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with capitalized Mortgage servicing rights as well as loans subserviced for others:

	December 31,
	2012	2011
Portfolio Delinquency:(1)
30 days	1.93%	1.83%
60 days	0.52%	0.51%
90 days or more	0.70%	0.95%
Total	3.15%	3.29%

Foreclosure/real estate owned(2)	1.92%	1.85%

________________

(1)                   Represents the total loan servicing portfolio delinquencies as a percentage of the total unpaid principal balance of the portfolio.

(2)                   As of December 31, 2012 and 2011, there were loans in foreclosure with unpaid principal balances of $3.0 billion and $2.8 billion, respectively.

	December 31,
	2012	2011
Major Geographical Concentrations:
California	15.0%	15.5%
New York	7.2%	6.3%
Florida	6.7%	6.4%
New Jersey	6.1%	5.9%
Other	65.0%	65.9%

The following table summarizes the percentage of loans that are greater than 90 days delinquent, in foreclosure and real estate owned based on the unpaid principal balance for significant geographical concentrations:

December 31, 2012
Florida	15.1%
New Jersey	12.4%
New York	8.5%
California	8.1%

Loan Repurchases and Indemnifications

Representations and warranties are provided to investors and insurers on a significant portion of loans sold and are also assumed on purchased mortgage servicing rights.  The representation and warranties made by us are set forth in our loan sale agreements and relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the underwriting standards required by the investor, the loan’s compliance with applicable local, state and federal laws and, for loans with a loan-to-value ratios greater than 80%, the existence of primary mortgage insurance.  Investors routinely request loan files to review for potential breaches of representation and warranties.

In the event of a breach of these representations and warranties, the investor will issue a repurchase demand and we may be required to repurchase the mortgage loan or indemnify the investor against loss. We subject the population of repurchase and indemnification requests to a review and appeals process to establish the validity of the claim and determine our corresponding obligation.

We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold.  This liability represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  The liability for loan repurchases and indemnifications does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries.  See “—Critical Accounting Policies and Estimates” for information regarding the estimation of our loan repurchase and indemnification liability.

If there is no breach of a representation and warranty provision, there is no obligation to repurchase the loan or indemnify the investor against loss.  In limited circumstances, the full risk of loss on loans sold is retained to the extent the liquidation of the underlying collateral is insufficient. In some instances where we have purchased loans from third parties, we may have the ability to recover the loss from the third party originator.

We have continued to experience elevated levels of repurchase activity from the Agencies which has been concentrated in loans originated from 2005 through 2008 as they focused more resources on clearing the backlog of previously requested loan files.  This increase in repurchase activity can be measured by the total number of repurchase requests we received, which accelerated during 2012 to 4,555 from 2,999 during 2011, an increase of 52%.  The focus of loan file reviews by the Agencies is unpredictable and may change after their review of origination years 2005 through 2008 is complete.  We continue to monitor these trends and the criteria being used by the Agencies to select loan files to review, and may need to further increase our loan repurchase and indemnification liability if the elevated levels of repurchase requests continue.  In September 2012, the Federal Housing Finance Agency (“FHFA”) reiterated its commitment to identify underwriting and documentation deficiencies in loans originated prior to 2009 that have resulted in significant taxpayer losses from the support of Fannie Mae and Freddie Mac.  As a result, we expect repurchase requests to remain elevated during 2013 as the Agencies continue with a strict enforcement of representation and warranty provisions to resolve contractual claims of deficiencies in those loan vintages to provide for an effective means of loss mitigation.  The Agencies have also increased their reviews of more current loan production, which could further increase future repurchase activity and our related liability.

On September 11, 2012, FHFA announced that Fannie Mae and Freddie Mac are establishing a new representation and warranty framework for conventional loans sold or delivered on or after January 1, 2013.  The objective of the new framework is to provide increased transparency and certainty to lenders with respect to repurchase exposure on future loan sales.  The new framework provides relief of certain repurchase obligations provided loans meet specific payment requirements consisting of 36 months of consecutive on-time payments, except for loans originated under the Home Affordable Refinance Program, which requires only 12 months of acceptable payment history.  The new representation and warranty framework is also expected to change the quality control review processes of Fannie Mae and Freddie Mac, including changing the timing of reviews and establishing consistent guidelines around the review and appeal process.  These rules will likely impact the processing of representation and warranty claims on a prospective basis, and may impact our future expectations of repurchase liabilities for loans originated after January 1, 2013.

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

Given the increased levels of repurchase requests and realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of December 31, 2012, the estimated amount of reasonably possible losses in excess of the recorded liability was $40 million.  This estimate assumes that repurchases and indemnifications remain at an elevated level through the year ended December 31, 2013, our success rate in defending against requests declines and loss severities remain at current levels.  Our estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the criteria used by investors in selecting loans to request; (iii) borrower delinquency patterns; and (iv) general economic conditions.

Repurchase and foreclosure-related reserves consist of the following:

	December 31,
	2012	2011

	(In millions)
Loan repurchase and indemnification liability	$140	$95
Allowance for probable foreclosure losses	28	19
Adjustment to value for real estate owned	23	13
Total	$191	$127

The table below presents the trend over the most recent quarters of our repurchase and foreclosure reserve activity and number of repurchase claim requests received:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2012	2012	2012	2012	2011
	(In millions)
Balance, beginning of period	$176	$175	$165	$127	$120
Realized foreclosure losses	(27)	(43)	(33)	(33)	(20)
Increase in reserves due to:
Change in assumptions	37	41	39	65	21
New loan sales	5	3	4	6	6
Balance, end of period	$191	$176	$175	$165	$127

Repurchase requests received (number of loans)	980	997	1,171	1,407	698

Loan Repurchase and Indemnification Liability

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	December 31, 2012			December 31, 2011
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total (4)	Requests	Requests	Total (4)
	(In millions)
Agency Invested:
Claim pending (1)	$25	$1	$26	$33	$1	$34
Appealed (2)	49	7	56	24	10	34
Open to review (3)	44	23	67	101	14	115
Agency requests	118	31	149	158	25	183

Private Invested:
Claim pending (1)	8	—	8	3	—	3
Appealed (2)	16	2	18	17	3	20
Open to review (3)	33	5	38	12	4	16
Private requests	57	7	64	32	7	39
Total	$175	$38	$213	$190	$32	$222

_____________

(1)                   Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)                   Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant.  Based on claims received and appealed during the year ended December 31, 2012 that have been resolved, we were successful in refuting approximately 85% of claims appealed.

(3)                   Open to review status represents loans where we have not completed our review process.  We appealed approximately 65% of claims received and reviewed during the year ended December 31, 2012.

(4)                   Investors may make repurchase demands based on unresolved mortgage insurance rescission notices.  In these cases, the total unresolved requests balance includes certain loans that are currently subject to both an outstanding repurchase demand and an unresolved mortgage insurance rescission notice.

Approximately 69% and 70% of the unpaid principal balance of our unresolved repurchase requests related to loans originated between 2005 and 2008 as of December 31, 2012 and 2011, respectively.

Mortgage Loans in Foreclosure and Real Estate Owned

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of December 31, 2012, mortgage loans in foreclosure were $120 million, net of an allowance for probable losses of $28 million, and were included in Other assets in the accompanying Consolidated Balance Sheets.

Real estate owned, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of December 31, 2012, real estate owned were $53 million, net of a $23 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Consolidated Balance Sheets.

Mortgage Reinsurance

We have exposure to consumer credit risk through losses from one contract with a primary mortgage insurance company that is inactive and in runoff.

We record a liability for mortgage reinsurance losses when losses are incurred. The projections used in the development of our liability for mortgage reinsurance assume we will incur losses related to reinsured mortgage loans originated from 2003 through 2009. While the maximum potential exposure to reinsurance losses as of December 31, 2012 was $151 million, our total expected losses to be incurred over the remaining term of the reinsurance agreements was $50 million.  We record incurred and incurred but not reported losses as of the balance sheet date, rather than the maximum potential future exposure to reinsurance losses. Expected future losses and expected future premiums are considered in determining whether or not an additional premium deficiency reserve is required. Expected future premium revenue to be earned over the remaining term of the reinsurance contracts is estimated to be $21 million. Based upon our estimates of expected future losses and expected future premiums, no premium deficiency reserve is required.

A summary of the activity in the liability for reinsurance losses is as follows:

	Year Ended December 31,
	2012	2011
	(In millions)
Balance, beginning of period	$84	$113
Realized reinsurance losses(1)	(65)	(65)
Increase in liability for reinsurance losses	14	36
Balance, end of period	$33	$84

_______________

(1)                   Realized reinsurance losses for the year ended December 31, 2012 includes $21 million related to the release of reserves associated with the termination of an inactive insurance agreement as further discussed in Note 15, “Credit Risk” in the accompanying Notes to Consolidated Financial Statements.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of December 31, 2012:

		Maximum
	Unpaid	Potential
	Principal	Exposure to
	Balance (UPB)	Reinsurance Loss
	($ In millions)
Year of Origination:
2003	$177	$50
2004	511	68
2005	486	12
2006	273	—
2007	705	—
2008	490	14
2009	255	7
Total	$2,897	$151

The following table summarizes the geographical concentration and defaults for loans subject to reinsurance in states representing more than 5% of the total outstanding reinsurance as of September 30, 2012:

	Percent of Outstanding Reinsurance	Defaults(1)
Minnesota	8.8%	8.5%
Pennsylvania	8.3%	15.3%
New Jersey	6.7%	20.5%
Texas	6.3%	7.4%
Florida	5.9%	22.0%
Illinois	5.4%	17.9%

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

Vehicle leases are primarily classified as operating leases; however, as of December 31, 2012, direct financing leases comprised 3% of our Net investment in fleet leases and related receivables that were greater than 90 days delinquent were $5 million.

Historical credit losses for receivables related to vehicle leasing and fleet management services have not been significant and as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.08% in any of the last three fiscal years.

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

As of December 31, 2012, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

The Mortgage Production segment has exposure to risk related to the volume of transactions with individual counterparties.  During the year ended December 31, 2012, approximately 25% of our mortgage loan originations were derived from our relationships with Realogy and its affiliates, and 27% were derived from Merrill Lynch Home Loans, a division of Bank of America, National Association. The insolvency or inability for Realogy or Merrill Lynch to perform their obligations under their respective agreements with us could have a negative impact on our Mortgage Production segment.

The Mortgage Servicing segment has exposure to risk associated with the amount of our servicing portfolio for which we must maintain compliance with the requirements of the GSE servicing guides. As of December 31, 2012, 68% of our servicing portfolio relates to loans governed by these servicing guides.

For the year ended December 31, 2012, the Fleet Management Services segment had no significant client concentrations as no client represented more than 5% of the Net revenues of the business.

Liquidity Risk

Liquidity is an essential component of our ability to operate the business and, therefore, it is crucial that we maintain adequate levels of surplus liquidity through economic cycles.  We are exposed to liquidity risk through our ongoing needs to originate and finance mortgage loans, sell mortgage loans into secondary markets, purchase and fund leased vehicles under management, retain mortgage servicing rights, meet our contractual obligations and otherwise fund our working capital needs.  We rely on internal cash flow generation and external financing sources to fund a significant portion of our operations.  Consistent with our expressed plan to focus on liquidity, our funding strategy is intended to ensure that we will have sufficient liquidity and diverse sources of funding to enable us to meet operating needs and actual and contingent liabilities. We also consider business conditions, expected cash flow generation, upcoming maturities, potential refinancing strategies, and capital market conditions that dictate the availability of liquidity.

The Board of Directors approves the liquidity and financing plan, which is designed to ensure that we will have sufficient liquidity to meet our operating needs and plan for certain contingencies.  The Finance & Risk Management Committee reviews the liquidity and financing plan to assess whether management has appropriately planned and provided for liquidity risks.  We manage liquidity risk on a consolidated basis which involves periodic stress testing of liquidity sources and uses.  Senior management regularly reviews our current liquidity position and projected liquidity needs including any potential and/or pending events that could impact liquidity positively or negatively. Additionally, management has established internal processes to monitor the availability under our existing debt arrangements. We address liquidity risk by maintaining committed borrowing capacity and cash on hand in excess of our expected needs and attempting to manage the timing of our market access by extending the tenor of our funding arrangements.

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

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital structure to fund growth in assets, to fund business operations, and to meet contractual obligations, including maturities of our indebtedness. In developing our liquidity plan, we consider how our needs may be impacted by various factors including maximum liquidity needs during the period, fluctuations in assets and liability levels due to changes in business operations, levels of interest rates and working capital needs. We also assess market conditions and capacity for debt issuance in the various markets we access to fund our business needs.  Our primary operating funding needs arise from the origination and financing of mortgage loans, the purchase and funding of vehicles under management and the retention of mortgage servicing rights. Our liquidity needs can also be significantly influenced by changes in interest rates due to collateral posting requirements from derivative agreements, as well as the levels of repurchase and indemnification requests.

Sources of liquidity include:  equity capital (including retained earnings); the unsecured debt markets; committed and uncommitted credit facilities; secured borrowings, including the asset-backed debt markets; cash flows from operations (including service fee and lease revenues); and proceeds from the sale or securitization of mortgage loans and lease assets.

We are continuing to monitor developments in regulations that may impact our businesses including the Dodd-Frank Act and ongoing GSE reforms that could have a material impact on our liquidity. For more information, see “Part I—Item 1A. Risk Factors—Risk Related to our Company—Our Mortgage businesses are complex and heavily regulated, and the full impact of regulatory developments to our businesses remains uncertain.  In addition, we are subject to litigation, regulatory investigations and inquiries and may incur fines, penalties, and increased costs that could negatively impact our future results of operations or damage our reputation. ” and “Part I—Item 1A. Risk Factors—Risk Related to our Company—We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Failure to maintain our relationships with each of Fannie Mae, Freddie Mac and Ginnie Mae would materially and adversely affect our business, financial position, results of operations or cash flows.”

We have historically been reliant on accessing the capital markets for unsecured debt in order to refinance or extend the maturities of our unsecured debt at the parent company level, and we may do so in the future.  There has been a prolonged period of uncertainty and volatility in the economy, which may impair or limit our access to unsecured funding.  Additionally, our senior unsecured long-term debt credit ratings are below investment grade, and as a result, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets.

Our goals for 2012 included a focus on increasing liquidity and cash flow generation, addressing our near-term debt maturities and negotiating an extension of our unsecured revolving credit facility.  Key funding highlights during the year ended December 31, 2012 include:

▪                  completed an offering of 6.0% Convertible notes due 2017 with $243 million of net cash proceeds;

▪                  completed an offering of 7.375% Senior notes due 2019 with $270 million of net cash proceeds;

▪                  amended our Credit Facility agreement, extending a portion of commitments to August 2015;

▪                  established a secured Canadian revolving credit facility with $127 million of commitments; and

▪                  repaid $671 million of unsecured term debt, including the Convertible notes due 2012 and the Medium-term notes due in 2013.

We used $158 million of Cash and cash equivalents to accomplish the funding actions outlined above. To fund those actions and to improve our liquidity and capital position, we have been operating under a liquidity and capital plan in 2012.  We took the following actions as part of our liquidity and capital plan:

▪

focused our efforts to ensure that our operations are cash flow positive, including reducing the mix of our wholesale/correspondent originations to 18% in 2012 from 31% in 2011 and aligned our business operations with established cash flow targets;

▪

disposed of assets that are not necessary to support our business strategies, including generating $91 million of cash from the termination of a reinsurance agreement, and sales of non-conforming mortgage loans and mortgage-backed residual investments;

▪	generated $173 million of cash from the securitization of fleet leases, including the release of overcollateralization from prior securitizations;

▪	released $16 million from our reinsurance subsidiary, which represented the release of restricted cash in excess of trust requirements; and

▪	generated mortgage servicing rights with minimal use of cash.

These specific actions, when combined with our cash flows from other operating, financing and investing activities, as discussed below, increased our Cash and cash equivalents by $415 million from December 31, 2011.  For 2013, we expect to execute on the strategies we identified in 2012, including prioritizing liquidity and cash flow generation.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.  We expect aggregate capital expenditures to be between $50 million and $55 million for 2013, in comparison to $31 million for 2012.

Cash Flows

At December 31, 2012, we had $829 million of Cash and cash equivalents, an increase of $415 million from $414 million at December 31, 2011.  The following table summarizes the changes in Cash and cash equivalents:

	Year Ended
	December 31,
	2012	2011	Change
	(In millions)
Cash provided by (used in):
Operating activities	$2,057	$2,786	$(729)
Investing activities	(1,215)	(1,331)	116
Financing activities	(427)	(1,234)	807
Effect of changes in exchange rates on Cash and cash equivalents	—	(2)	2
Net increase in Cash and cash equivalents	$415	$219	$196

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  In addition to depreciation and amortization, the operating results of our reportable segments are impacted by the following significant non-cash activities:

▪                  Mortgage Production —Capitalization of mortgage servicing rights

▪                  Mortgage Servicing —Change in fair value of mortgage servicing rights

▪                  Fleet Management Services —Depreciation on operating leases

During the year ended December 31, 2012, cash provided by operating activities was $2.1 billion.  This is primarily reflective of $1.5 billion of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment and $61 million received from counterparties related to cash collateral associated with loan related derivatives agreements. Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing and Fleet Management Services segments.

The net cash provided by the operating activities of our Mortgage Production segment also resulted from a $484 million decrease in the Mortgage loans held for sale balance in our Consolidated Balance Sheets between December 31, 2012 and 2011, which is the result of timing differences between origination and sale as of the end of each period.  The decrease in Mortgage loans held for sale also resulted in a decrease in Mortgage Asset-Backed Debt as further described in Financing Activities below.

During the year ended December 31, 2011, cash provided by operating activities was $2.8 billion.  This is primarily reflective of $2.3 billion of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment. Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing and Fleet Management Services segments that were partially offset by a $251 million net change in cash collateral posted on derivative agreements.

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

During the year ended December 31, 2012, cash used in our investing activities was $1.2 billion, which primarily consisted of $1.4 billion in net cash outflow from the purchase and sale of vehicles which was partially offset by a $150 million net decrease in Restricted cash, cash equivalents and investments primarily due to a $104 million reduction in restricted cash associated with our mortgage reinsurance activities from paid losses and the termination of one of our reinsurance agreements and a release of $33 million of restricted cash related to the Chesapeake 2009-1 and 2009-4 Notes which were repaid during 2012.

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

During the year ended December 31, 2012, cash used in our financing activities was $427 million and related to $176 million of net payments on secured borrowings resulting from the decreased funding requirements for Mortgage loans held for sale described in operating activities and $153 million of net payments on unsecured borrowings resulting from the repayments of the Convertible notes due 2012 and the Medium-term Notes due 2013 which were offset by the issuances of the Convertible notes due 2017 and the Senior Notes due 2019.  As of December 31, 2012, our financing activities reflect our efforts to maximize secured borrowings against the available asset base, increasing the ending cash balance.  Within each quarter, excess available cash is utilized to fund assets rather than using the Mortgage and Vehicle asset-backed borrowing arrangements, given the relative borrowing costs and returns on invested cash.

During the year ended December 31, 2011, cash used in our financing activities was $1.2 billion and related to $1.3 billion of net payments on secured borrowings resulting from the decreased funding requirements for Mortgage loans held for sale, offset by $99 million of net proceeds on unsecured borrowings primarily from the issuance of $100 million additional Senior Notes under an existing indenture.

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

Historically, we have also originated non-agency (or non-conforming) loans that were sold in the secondary mortgage market through the issuance of non-conforming MBS and ABS or whole-loan transactions. We have also publicly issued both non-conforming MBS and ABS that are registered with the Securities and Exchange Commission, in addition to private non-conforming MBS and ABS. Generally, these types of securities have their own credit ratings and require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, and/or private surety guarantees. During 2012, our sales of non-agency loans have been focused on whole-loan sales to specified investors under best-efforts commitments, and we expect this to continue into 2013.

The following table sets forth the composition of our total mortgage loan originations, including fee-based closings, by product type:

	Year Ended December 31,
	2012	2011	2010
Conforming(1)	63%	74%	80%
Non-conforming:
Jumbo(2)	34%	23%	17%
Second lien	2%	2%	3%
Other	1%	1%	—%
Total Non-conforming	37%	26%	20%

________________

(1)                   Represents mortgage loans that conform to the standards of the GSEs (collectively Fannie Mae, Freddie Mac and Ginnie Mae).

(2)                   Represents mortgage loans that have loan amounts exceeding the GSE guidelines.

The Agency MBS, whole-loan, and non-conforming markets for mortgage loans have historically provided substantial liquidity for our mortgage loan production operations.  We focus our business process on consistently producing mortgage loans that meet investor requirements to continue to access these markets.  During the year ended December 31, 2012, 96% of our loans closed to be sold were conforming loans.

Debt

We utilize both secured and unsecured debt as key components of our financing strategy.  Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	December 31,
	2012	2011
	(In millions)
Restricted cash, cash equivalents and investments	$425	$574
Mortgage loans held for sale	2,174	2,658
Net investment in fleet leases	3,636	3,515
Mortgage servicing rights	1,022	1,209
Total	$7,257	$7,956

Asset-backed debt is used primarily to support our investments in vehicle management and mortgage assets, and is secured by collateral which include certain Mortgage loans held for sale and Net investment in fleet leases, among other assets.  The outstanding balance under the asset-backed debt facilities varies daily based on our current funding needs for eligible collateral.  In addition, amounts undrawn and available under our revolving credit facility can also be utilized to supplement asset-backed facilities.

The following table summarizes our Debt as of December 31, 2012:

		Total Assets
		Held as
	Balance	Collateral(1)
	(In millions)
Vehicle Management Asset-Backed Debt	$3,457	$3,876
Mortgage Asset-Backed Debt	1,941	2,064
Unsecured Debt	1,156	—
Total	$6,554	$5,940

______________

(1)                   Assets held as collateral are not available to pay our general obligations.

See Note 12, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements for additional information regarding the components of our debt.

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake Funding LLC, to support the acquisition of vehicles used by our Fleet Management Services segment’s U.S. leasing operations and variable-rate debt issued by Fleet Leasing Receivables Trust (“FLRT”), a special purpose trust, used to finance leases originated by our Canadian fleet operation.

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

Our funding strategy for the Fleet Management Services segment may include the issuance of asset-backed Term notes, which provide a fixed funding amount at the time of issuance, or asset-backed Variable-funding notes under which the committed capacity may be drawn upon as needed during a commitment period, which is primarily 364 days in duration, but may extend to a 2-year duration for some facilities. The available committed capacity under Variable-funding notes may be used to fund growth in Net investment in fleet leases during the term of the commitment.

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

▪                  our ability to maintain a sufficient level of eligible assets, collateral or credit enhancements; and

▪                  our ability to comply with certain financial covenants (see “— Debt Covenants” below for additional information).

Vehicle management asset-backed funding arrangements consisted of the following facilities as of December 31, 2012:

				End of	Estimated
		Total	Available	Revolving	Maturity
	Balance	Capacity	Capacity(1)	Period(2)	Date(3)
		(In millions)
Chesapeake 2009-2	$349	n/a	n/a	n/a	02/17/14
Chesapeake 2009-3	34	n/a	n/a	n/a	09/08/14
FLRT 2010-1	41	n/a	n/a	n/a	08/15/13
Term notes, in amortization	424

Chesapeake 2011-2	350	$350	$—	09/19/13	02/07/17
Chesapeake 2012-1	643	643	—	04/18/13	06/07/16
Chesapeake 2012-2	600	600	—	12/09/13	04/07/17
Term notes, in revolving period	1,593	1,593	—

Chesapeake 2010-1	463	875	412	06/26/13	11/07/16
FLRT 2010-2	621	822	201	08/30/13	06/15/22
Chesapeake 2011-1	331	625	294	06/26/14	10/09/17
Variable-funding notes	1,415	2,322	907
Other	25	25	—
Total	$3,457	$3,940	$907

_______________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

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

Secured Canadian Credit Facility

On September 25, 2012, PHH Vehicle Management Services, Inc. entered into a secured revolving credit facility providing up to $127 million (C$125 million) of committed revolving capacity.  Available borrowing capacity under the facility is based on a borrowing base calculation which considers eligible unencumbered vehicle leases, certain purchased vehicles not yet subject to lease, and account receivables for ancillary services.  The facility is scheduled to expire on August 2, 2015.  As of and during the year ended December 31, 2012, there were no amounts outstanding under the Secured Canadian credit facility.

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

▪                  maintaining our role as servicer of the underlying mortgage assets; and

▪                  our ability to comply with certain financial covenants (see “— Debt Covenants” for additional information).

See further discussion at “Part I—Item 1A. Risk Factors—Risks Related to our Company—We are substantially dependent upon our unsecured and secured funding arrangements, a significant portion of which are short-term agreements. If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all, which would adversely affect our ability to fund our operations.”

Mortgage asset-backed funding arrangements consisted of the following as of December 31, 2012:

		Total		Available	Maturity
	Balance	Capacity		Capacity(1)	Date
		(In millions)
Debt:
Committed facilities of PHH Mortgage:
Fannie Mae	$656	$1,000		$344	12/13/13
Royal Bank of Scotland plc	123	500		377	06/21/13
Bank of America	144	418		274	10/31/13
Credit Suisse First Boston Mortgage Capital LLC	269	350	(2)	81	05/22/13
Wells Fargo Bank	38	200		162	12/06/13
Barclays Bank PLC	16	100	(3)	84	12/10/13
Committed facilities of PHH Home Loans:
Credit Suisse First Boston Mortgage Capital LLC	279	325	(2)	46	05/22/13
Wells Fargo Bank	194	250		56	12/06/13
Barclays Bank PLC	156	250	(3)	94	12/10/13
Committed repurchase facilities	1,875	3,393		1,518
Uncommitted facilities of PHH Mortgage:
Fannie Mae	—	2,000		2,000	n/a
Uncommitted repurchase facilities	—	2,000		2,000
Servicing advance facility	66	120		54	06/30/13
Total	$1,941	$5,513		$3,572

Off-Balance Sheet Gestation Facilities:
JP Morgan Chase	$163	$500		$337	10/31/13

_______________

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

(3)                   We may allocate up to $250 million of capacity from the committed facilities with Barclays Bank PLC to PHH Home Loans with no notice required; however, the aggregate combined borrowing capacity between PHH Mortgage and PHH Home Loans cannot exceed $350 million.  The borrowing capacities in the table above reflect the maximum available to PHH Home Loans.

Unsecured Debt

Unsecured credit facilities are utilized to fund our short-term working capital needs to fund our MSRs, to supplement asset-backed facilities and to provide for a portion of the operating needs of our mortgage and fleet management businesses.   As of and during the year ended December 31, 2012, there were no amounts outstanding under the Revolving Credit Facilities.

Unsecured borrowing arrangements consisted of the following as of December 31, 2012:

		Balance	Total	Available		Maturity
	Balance	at Maturity	Capacity	Capacity		Date
	(In millions)
4% notes due in 2014	$228	$250	n/a	n/a		09/01/14
6% notes due in 2017	196	250	n/a	n/a		06/15/17
Convertible notes	424	500

9.25% notes due in 2016	449	450	n/a	n/a		03/01/16
7.375% notes due in 2019	275	275	n/a	n/a		09/01/19
Other	8	8	n/a	n/a		04/15/18
Term notes	732	733
Revolving Credit Facility Tranche A	—	—	$250	$250	(1)	08/02/15
Revolving Credit Facility Tranche B	—	—	50	50	(1)	07/01/14
Other	—	—	5	5		09/30/13
Credit Facilities	—	—	$305	$305
Total	$1,156	$1,233

____________

(1)              Capacity amount shown reflects the contractual maximum capacity of the facility.  The available capacity of this facility is subject to the satisfaction of compliance with a borrowing base coverage ratio test.

As of February 19, 2013, our credit ratings, and ratings outlook on our senior unsecured debt were as follows:

	Senior	Short-Term	Ratings
	Debt	Debt	Outlook/Watch
Moody’s Investors Service	Ba2	NP	Negative
Standard & Poors	BB-	B	Negative
Fitch	BB	B	Negative

During the second quarter of 2012, Fitch Ratings downgraded our long-term Issuer Default Ratings and senior unsecured debt rating to ‘BB’ from ‘BB+’, removed us from Ratings Watch Negative and maintained our Rating Outlook as Negative.  In the first quarter of 2012, Moody’s placed us on negative outlook and in the fourth quarter of 2011, S&P downgraded our debt rating from ‘BB+’ to ‘BB-’ and placed us on negative outlook.  The downgrades reflected the rating agencies’ assessments of a variety of factors, including but not limited to: an increase in potential mortgage loan repurchases, our hedge practices related to our mortgage servicing rights and uncertainties regarding our liquidity profile.

Our senior unsecured long-term debt credit ratings are below investment grade, and as a result, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets.  Further downgrades of our long-term ratings by one notch or two notches could result in an increase to our funding costs from any future capital markets unsecured debt issuances as well as borrowing costs under our existing U.S and Canadian revolving credit facilities.  Our unsecured and secured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in our credit ratings.

A security rating is not a recommendation to buy, sell or hold securities, may not reflect all of the risks associated with an investment in our debt securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

See further discussion at “Part I—Item 1A. Risk Factors—Risks Related to our Company—Our senior unsecured long-term debt ratings are below investment grade and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.”

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

Among other covenants, the Revolving Credit Facility and certain mortgage repurchase facilities require us to maintain: (i) on the last day of each fiscal quarter, net worth of at least $1.0 billion; (ii) at any time prior to October 1, 2013, a ratio of indebtedness to tangible net worth no greater than 6.0 to 1 and, thereafter, no greater than 5.75 to 1; (iii) a minimum of $1.0 billion in committed mortgage warehouse financing capacity excluding uncommitted mortgage warehouse facilities provided by the GSEs and certain mortgage gestation facilities; (iv)  a minimum of $750 million in committed third party fleet vehicle lease financing capacity; and (v) certain minimum liquidity requirements as of May 2, 2014.

As of December 31, 2012, we were in compliance with all financial covenants related to our debt arrangements.

During the year ended December 31, 2012, the termination events for the Fannie Mae committed facility were amended to require that we maintain (i) on the last day of each fiscal quarter, consolidated net worth of at least $1.0 billion; (ii) on the last day of each fiscal quarter, a ratio of indebtedness to tangible net worth no greater than 6.5 to 1; (iii) a minimum of $1.0 billion in committed mortgage warehouse or gestation facilities, with no more than $500 million of gestation facilities included towards the minimum, but excluding committed or uncommitted loan purchase arrangements or other funding arrangements from Fannie Mae and any mortgage warehouse capacity provided by government sponsored enterprises; and (iv) compliance with certain loan repurchase trigger event criteria related to the aging of outstanding loan repurchase demands by Fannie Mae.

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

See Note 17, “Stock-Related Matters” in the accompanying Notes to Consolidated Financial Statements for information regarding restrictions on the Company’s ability to pay dividends pursuant to certain debt arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations as of December 31, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Asset-backed debt(1)(2)	$2,782	$1,105	$832	$487	$179	$14	$5,399
Unsecured debt(1)(3)	—	250	—	450	250	283	1,233
Operating leases	21	22	22	19	16	80	180
Capital leases(1)	6	6	1	—	—	—	13
Purchase commitments	156	9	2	1	—	—	168
Loan repurchase agreements	34	—	—	—	—	—	34
	$2,999	$1,392	$857	$957	$445	$377	$7,027

_____________

(1)

The table above excludes future cash payments related to interest expense. Interest payments during 2012 totaled $213 million. Interest is calculated on most of our debt obligations based on variable rates referenced to LIBOR or other short-term interest rate indices. A portion of our interest cost related to vehicle management asset-backed debt is charged to lessees pursuant to lease agreements.

(2)

Represents the contractual maturities for asset-backed debt arrangements as of December 31, 2012, except for our vehicle management asset-backed notes, where estimated payments are based on the expected cash inflows from the securitized vehicle leases and related assets.

(3)

Excludes $195 million related to the if-converted value of the 2017 Convertible notes, as that amount may be settled in either cash or shares upon conversion, at the Company’s election. See Note 12, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements for further discussion.

For further information about our Asset-backed debt and Unsecured debt, see “—Liquidity and Capital Resources—Debt” and Note 12, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements.

Operating lease obligations include: (i) leases for our Mortgage Production and Servicing segments in Mt. Laurel, New Jersey, Jacksonville, Florida and other smaller regional locations throughout the U.S.; and (ii) leases for our Fleet Management Services segment for its headquarters office in Sparks, Maryland, office space and marketing centers in several locations in Canada and other smaller regional locations throughout the U.S.

Purchase commitments include various commitments to purchase goods or services from specific suppliers made by us in the ordinary course of our business, including $133 million in 2013 for the purchases of vehicles to be leased, and those related to capital expenditures. Purchase commitments exclude our liability for income tax contingencies, which totaled $4 million as of December 31, 2012, since we cannot predict with reasonable certainty or reliability of the timing of cash settlements to the respective taxing authorities for these estimated contingencies. For more information regarding our liability for income tax contingencies, see Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements.

For further information about our Operating lease and Purchase commitments, see Note 16, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

Loan repurchase obligations represent the unpaid principal amount of loans that have completed the repurchase request review process and the claims are pending final execution or payment.  See Note 15, “Credit Risk” in the accompanying Notes to Consolidated Financial Statements and “—Risk Management” for further information regarding our loan repurchase exposures and related reserves.

As of December 31, 2012, we had commitments with agreed-upon rates or rate protection that we expect to result in closed mortgage loans of $5.0 billion.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. We may settle the forward delivery commitments on MBS or whole loans on a net basis including the posting of collateral; therefore, the commitments outstanding do not necessarily represent future cash obligations. Our $12.3 billion (gross notional) of forward delivery commitments on MBS or whole loans as of December 31, 2012 generally will be settled within 90 days of the individual commitment date.

For further information about our commitments to fund or sell mortgage loans, see Note 6, “Derivatives” in the accompanying Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS AND GUARANTEES

In the ordinary course of business, we enter into numerous agreements that contain guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. In addition, we utilize a committed off-balance sheet mortgage gestation facility as a component of our financing strategy.

See “—Liquidity and Capital Resources—Debt—Mortgage Asset-Backed Debt” above, and Note 16, “Commitments and Contingencies” in the accompanying Notes to the Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements and are integral in understanding our financial position and results of operations because we are required to make estimates and assumptions that may affect the value of our assets and liabilities and financial results.  Presented below are those accounting policies that we believe require highly difficult, subjective and complex judgments and estimates relating to matters that are inherently uncertain.  Additionally, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions.  If there is a significant unfavorable change to current conditions, it could have a material adverse effect on our business, financial position, results of operations and cash flows. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time.

Fair Value Measurements

We record certain assets and liabilities at fair value and we have an established and documented process for determining fair value measurements. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We determine fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs, and may include valuation techniques such as present value cash flow models, option-pricing models or other conventional valuation methods. In addition, when estimating the fair value of liabilities, we may use the quoted price of an identical liability when traded as an asset and quoted prices for similar liabilities or similar liabilities when traded as assets, if available.

We use unobservable inputs when observable inputs are not available. These inputs are based upon our judgments and assumptions, which represent our assessment of the assumptions market participants would use in pricing the asset or liability, which may include: (i) information about current pricing for similar products; (ii) modeled assumptions based on internally-sourced data and characteristics of the specific instrument; and (iii) counterparty risk, credit quality and liquidity. The incorporation of counterparty credit risk did not have a significant impact on the valuation of our assets and liabilities recorded at fair value on a recurring basis as of December 31, 2012.

As of December 31, 2012, 36% of our Total assets were measured at fair value on a recurring basis.

Approximately 64% of our assets and liabilities measured at fair value on a recurring basis were valued using primarily observable inputs and were categorized within Level Two of the valuation hierarchy as defined by ASC 820, “Fair Value Measurements and Disclosures”.  Level Two instruments are comprised of the majority of our Mortgage loans held for sale and derivative assets and liabilities used to manage risk on our mortgage servicing rights, mortgage loans and related lock commitments.

Approximately 36% of our assets and liabilities measured at fair value on a recurring basis were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy as defined by ASC 820. Our Level Three measurements include:

•	Mortgage servicing rights, which represent 80% of our assets and liabilities categorized within Level Three. See “— Mortgage Servicing Rights” below.

•	Certain non-conforming mortgage loans held for sale, including Scratch and Dent (loans with origination flaws or performance issues) and second lien loans. See “— Mortgage Loans Held for Sale” below.

•

Interest rate lock commitments (“IRLCs”). The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of commitments that will result in a closed mortgage loan, which can vary based on the age of the underlying commitment and changes in mortgage interest rates. Our IRLCs are classified within Level Three of the valuation hierarchy due to the unobservable inputs used in the valuation and the lack of any observable market for trading such instruments.

•

Convertible-note related derivatives. The estimated fair value of the conversion option and purchased options associated with the Convertible notes due 2014 uses an option pricing model and is primarily impacted by changes in the market price and volatility of our Common stock.

The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements, and the actual amounts realized in the sale or settlement of these instruments may vary materially from the recorded amounts. See Note 20, “Fair Value Measurements” in the accompanying Notes to Consolidated Financial Statements for sensitivity analysis for our significant assumptions and further discussions of our measurements at fair value.

Mortgage Servicing Rights

The fair value of our mortgage servicing rights (“MSRs”) is estimated based upon projections of expected future cash flows, including service fee income and costs to service the loans. We use a third-party model as a basis to forecast prepayment rates at each monthly point for each interest rate path calculated using a probability weighted option adjusted spread (“OAS”) model. Prepayment rates used in the development of expected future cash flows are based on historical observations of prepayment behavior in similar periods, comparing current mortgage rates to the mortgage interest rate in our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of our capitalized servicing portfolio to refinance if interest rates decline and estimated levels of home equity.

In 2012, we integrated an updated prepayment model used in the valuation of our mortgage servicing rights, which we believe is more closely aligned with the actual prepayment speeds of our capitalized servicing portfolio.  Additionally, the new model utilizes a combination of standard default curves and current delinquency levels to project future delinquencies and foreclosures, whereas the previous model assumed current delinquency and foreclosure rates would remain constant over the life of the asset.  Based upon the results of our analysis of the modeled value and validation of our value and  current assumptions against third-party sources, there was no change to the overall value of MSRs as a result of the prepayment model update.

The evaluation of our MSRs is governed by a committee which consists of key members of management, to approve our MSR valuation policies and ensure that the fair value of our MSRs is appropriate considering all available internal and external data. We validate assumptions used in estimating the fair value of our MSRs against a number of third-party sources, which may include peer surveys, MSR broker surveys, third-party valuations and other market-based sources. The key assumptions used in the valuations of MSRs include prepayment rates, discount rate and delinquency rates.

If we experience a 10% adverse change in prepayment rates, OAS and delinquency rates, the fair value of our MSRs would be reduced by $67 million, $39 million and $17 million, respectively. These sensitivities are hypothetical and for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from our intervention to mitigate these variations.

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

The majority of our Mortgage loans held for sale are classified as Level Two and fair value is estimated by utilizing either: (i) the value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk; (ii) current commitments to purchase loans; or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.   Inputs used in the valuation of these Level Two loans include, among other assumptions, current forward pricing for agency asset-backed securities, as well as current published agency guaranty fees and pricing adjustments.  These prices and inputs are market-based, however the value realized at settlement may vary from our assumptions due to a variety of factors.

As of December 31, 2012, we classified Scratch and Dent (loans with origination flaws or performance issues) and second-lien loans within Level Three of the valuation hierarchy due to the relative illiquidity observed in the market.  The valuation of the majority of our MLHS classified within Level Three is based upon either a collateral based valuation model or a discounted cash flow model.

Income Taxes

We are subject to the income tax laws of the various jurisdictions in which we operate, including U.S. federal, state, and local and Canadian jurisdictions. These tax laws are complex and are subject to different interpretations by the taxpayer and the relevant government taxing authorities.  When determining our domestic and foreign income tax expense, we must make judgments about the application of these inherently complex tax laws.

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

As of December 31, 2012 and 2011, we had net deferred tax liabilities, which consisted of deferred tax assets primarily resulting from federal and state loss carryforwards and credits netted against deferred tax liabilities primarily resulting from the temporary differences created from originated Mortgage servicing rights and depreciation and amortization (primarily related to accelerated Depreciation on operating leases for tax purposes). The loss carryforwards are expected to reverse in future periods, offsetting taxable income resulting from the reversal of these temporary differences.

Based on projections of taxable income and prudent tax planning strategies available at our discretion, we determined that it is more-likely-than-not that certain deferred tax assets would be realized; however, we had valuation allowances of $30 million and $44 million as of December 31, 2012 and 2011, respectively, which primarily represent state net operating loss carryforwards that we believe that it is more likely than not that the loss carryforwards will not be realized.  As of December 31, 2012 and 2011, we had no valuation allowances for deferred tax assets generated from federal net operating losses. Should a change in circumstances lead to a change in our judgments about the realization of deferred tax assets in future years, we would adjust the valuation allowances in the period that the change in circumstances occurs, along with a charge or credit to income tax expense. Significant changes to our estimates and assumptions may result in an increase or decrease to our tax expense in a subsequent period.

Our interpretations of the complex tax laws in the jurisdictions in which we operate are subject to review and examination by the various governmental taxing authorities and disputes may arise over the respective tax positions.  We record liabilities for income tax contingencies using a two-step process. We must first presume the tax position will be examined by the relevant taxing authority and determine whether it is “more likely than not” that the position will be sustained upon examination, based on its technical merits. Once an income tax position meets the “more likely than not” recognition threshold, it is then measured to determine the amount of the benefit to recognize in the financial statements.

Liabilities for income tax contingencies are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, subsequent transactions or events, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations (including interest and/or penalties), the identification of new income tax contingencies, the release of administrative tax guidance affecting our estimates of income tax liabilities or the rendering of relevant court decisions. The ultimate resolution of income tax contingency liabilities could have a significant impact on our effective income tax rate in a given financial statement period. Liabilities for income tax contingencies, including accrued interest and penalties, were $4 million and $3 million as of December 31, 2012 and 2011, respectively, and are reflected in Other liabilities in the accompanying Consolidated Balance Sheets.

Mortgage Loan Repurchase and Indemnification Liability

Representations and warranties are provided to investors and insurers on a significant portion of loans sold and are also assumed on purchased mortgage servicing rights.  As a result, we may be required to repurchase the mortgage loan or indemnify the investor against loss in the event of a breach of representations and warranties. We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold.

The estimation of the liability for probable losses related to repurchase and indemnification obligations considers both (i) specific, non-performing loans currently in foreclosure where we believe we will be required to indemnify the investor for any losses and (ii) an estimate of probable future repurchase or indemnification obligations from breaches of representation and warranties. The liability related to specific non-performing loans is based on a loan-level analysis considering the current collateral value, estimated sales proceeds and selling costs. The liability related to probable future repurchase or indemnification obligations is segregated by year of origination and considers the amount of unresolved repurchase and indemnification requests and includes an estimate for future repurchase demands based upon recent and historical repurchase and indemnification experience, as well as our success rate in appealing repurchase requests and an estimated loss severity, based on current loss rates for similar loans.

The underlying trends for loan repurchases and indemnifications are volatile and there is a significant amount of uncertainly regarding our expectations of future loan repurchases and indemnifications, our success rate in appealing repurchase requests and related loss severities. We have observed an increase in loan repurchase and indemnification requests from investors and insurers during 2012 due to an increase in the number of loan file reviews by the Agencies as more resources have been allocated to clearing the backlog of previously requested loan files, primarily related to the 2005 through 2008 origination years.   Our success rate in appealing repurchase requests has been impacted by the validity and composition of repurchase demands and the underlying quality of the loan files while our expected loss severities have been impacted by various economic factors including delinquency rates and home prices.  Due to the significant uncertainties surrounding these estimates, it is reasonably possible that our exposure exceeds our mortgage loan repurchase and indemnification liability.

Our estimate of the mortgage loan repurchase and indemnification liability considers the current macro-economic environment and recent repurchase trends; however, if we experience a prolonged period of higher repurchase and indemnification activity or if weakness in the housing market continues and further declines in home values occur, then our realized losses from loan repurchases and indemnifications may ultimately be in excess of our liability. As of December 31, 2012, the estimated amount of reasonably possible losses in excess of the recorded liability was $40 million. This estimate assumes that repurchase and indemnification requests remain at an elevated level through the year ended December 31, 2013, the success rate in defending against requests declines and loss severities remain at current levels.  The Company’s estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the criteria used by investors in selecting loans to request; (iii) borrower delinquency patterns; and (iv) general economic conditions.

See Note 15, “Credit Risk” in the accompanying Notes to Consolidated Financial Statements for further information.

Liability for Reinsurance Losses

We are exposed to consumer credit risk through our one contract with a primary mortgage insurance company that is inactive and in runoff.  The liability for reinsurance losses is estimated based upon the incurred and incurred but not reported losses provided by the primary mortgage insurance company.  In addition, an actuarial analysis of loans subject to mortgage reinsurance is used to supplement our premium deficiency analysis, which considers current and projected delinquency rates, home prices and the credit characteristics of the underlying loans including credit score and loan-to-value ratios. This actuarial analysis is updated on a quarterly basis and projects both the future reinsurance losses over the term of the reinsurance contract and the estimated incurred and incurred but not reported losses as of the end of each reporting period.

As of December 31, 2012, the actuarial estimate of total losses to be incurred over the remaining term of the reinsurance contract was $50 million, which includes losses already incurred and not yet paid. As of December 31, 2012, the reserve for reinsurance losses was $33 million and the expected future premium revenue to be earned over the remaining term of the reinsurance contract was $21 million. However, our exposure to losses is limited to a defined maximum loss on each annual pool, which was $151 million in aggregate as of December 31, 2012.  Since the current reinsurance reserve, combined with expected future premium revenue, is sufficient to cover our expected future losses, we have not recorded a premium deficiency reserve.

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

See “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in this Form 10-K for a further description of our assets and liabilities subject to interest rate risk.

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

We used December 31, 2012 market rates to perform the sensitivity analysis.  The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2012 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets and liabilities:
Restricted investments	$1	$1	$—	$(1)	$(1)	$(2)
Mortgage loans held for sale	34	28	17	(20)	(41)	(88)
Interest rate lock commitments (1)	70	59	36	(45)	(98)	(221)
Forward loan sale commitments (1)	(107)	(87)	(51)	60	127	269
Option contracts (1)	(2)	(2)	(2)	6	17	49
Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(5)	(2)	—	1	5	9
Mortgage servicing rights	(246)	(131)	(68)	73	147	291
Derivatives related to MSRs(1)	102	37	15	(10)	(17)	(28)
Total Mortgage servicing rights and related derivatives	(144)	(94)	(53)	63	130	263
Total mortgage assets and liabilities	(148)	(95)	(53)	63	134	270
Net investment in fleet leases	13	6	3	(3)	(6)	(12)
Interest rate contracts (1)	—	—	—	—	—	1
Debt	(53)	(26)	(13)	13	26	51
Total, net	$(188)	$(115)	$(63)	$73	$154	$310

(1)     Included in Other assets or Other liabilities in the Consolidated Balance Sheet.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedules listed in Items 8 and 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, PA
February 28, 2013

PHH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
REVENUES
Mortgage fees	$346	$295	$291
Fleet management fees	180	173	157
Net fee income	526	468	448
Fleet lease income	1,364	1,400	1,370
Gain on mortgage loans, net	942	567	635
Mortgage interest income	91	114	110
Mortgage interest expense	(212)	(202)	(183)
Mortgage net finance expense	(121)	(88)	(73)
Loan servicing income	449	456	415
Change in fair value of mortgage servicing rights	(497)	(733)	(427)
Net derivative loss related to mortgage servicing rights	(5)	(3)	—
Valuation adjustments related to mortgage servicing rights, net	(502)	(736)	(427)
Net loan servicing loss	(53)	(280)	(12)
Other income	85	147	70
Net revenues	2,743	2,214	2,438
EXPENSES
Salaries and related expenses	595	507	497
Occupancy and other office expenses	59	59	60
Depreciation on operating leases	1,212	1,223	1,224
Fleet interest expense	68	79	91
Other depreciation and amortization	25	25	22
Other operating expenses	697	523	429
Total expenses	2,656	2,416	2,323
Income (loss) before income taxes	87	(202)	115
Income tax (benefit) expense	(6)	(100)	39
Net income (loss)	93	(102)	76
Less: net income attributable to noncontrolling interest	59	25	28
Net income (loss) attributable to PHH Corporation	$34	$(127)	$48
Basic earnings (loss) per share attributable to PHH Corporation	$0.60	$(2.26)	$0.87
Diluted earnings (loss) per share attributable to PHH Corporation	$0.56	$(2.26)	$0.86

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$93	$(102)	$76
Other comprehensive income (loss), net of tax:
Currency translation adjustment	5	(5)	9
Change in unrealized gains on available-for-sale securities, net	(1)	1	1
Change in unfunded pension liability, net	1	(4)	—
Total other comprehensive income (loss), net of tax	5	(8)	10
Total comprehensive income (loss)	98	(110)	86
Less: comprehensive income attributable to noncontrolling interest	59	25	28
Comprehensive income (loss) attributable to PHH Corporation	$39	$(135)	$58

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$829	$414
Restricted cash, cash equivalents and investments (including $121 and $226 of available-for-sale securities at fair value)	425	574
Mortgage loans held for sale	2,174	2,658
Accounts receivable, net	797	700
Net investment in fleet leases	3,636	3,515
Mortgage servicing rights	1,022	1,209
Property, plant and equipment, net	79	64
Goodwill	25	25
Other assets	616	618
Total assets (1)	$9,603	$9,777

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$562	$504
Debt	6,554	6,914
Deferred taxes	622	626
Other liabilities	303	272
Total liabilities (1)	8,041	8,316
Commitments and contingencies (Note 16)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 56,975,991 shares issued and outstanding at December 31, 2012; 56,361,155 shares issued and outstanding at December 31, 2011	1	1
Additional paid-in capital	1,127	1,082
Retained earnings	372	338
Accumulated other comprehensive income	26	21
Total PHH Corporation stockholders’ equity	1,526	1,442
Noncontrolling interest	36	19
Total equity	1,562	1,461
Total liabilities and equity	$9,603	$9,777

See accompanying Notes to Consolidated Financial Statements.

Continued.

CONSOLIDATED BALANCE SHEETS—(Continued)
(In millions)

(1)

The Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle their obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$66	$57
Restricted cash, cash equivalents and investments	249	313
Mortgage loans held for sale	730	484
Accounts receivable, net	90	79
Net investment in fleet leases	3,531	3,390
Property, plant and equipment, net	2	1
Other assets	39	66
Total assets	$4,707	$4,390

LIABILITIES
Accounts payable and accrued expenses	$36	$36
Debt	4,074	3,549
Other liabilities	13	9
Total liabilities	$4,123	$3,594

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In millions, except share data)

	PHH Corporation Stockholders’ Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity

Beginning Balance	54,774,639	$1	$1,056	$416	$19	$12	$1,504

Adjustments related to the spin-off	—	—	—	1	—	—	1
Total comprehensive income	—	—	—	48	10	28	86
Distributions to noncontrolling interest	—	—	—	—	—	(26)	(26)
Purchase of noncontrolling interest	—	—	(1)	—	—	—	(1)
Stock compensation expense	—	—	8	—	—	—	8
Stock issued under share-based payment plans	924,579	—	6	—	—	—	6

Balance at December 31, 2010	55,699,218	$1	$1,069	$465	$29	$14	$1,578

Total comprehensive (loss) income	—	—	—	(127)	(8)	25	(110)
Distributions to noncontrolling interest	—	—	—	—	—	(20)	(20)
Stock compensation expense	—	—	7	—	—	—	7
Stock issued under share-based payment plans	661,937	—	6	—	—	—	6

Balance at December 31, 2011	56,361,155	$1	$1,082	$338	$21	$19	$1,461

Total comprehensive income	—	—	—	34	5	59	98
Distributions to noncontrolling interest	—	—	—	—	—	(42)	(42)
Stock compensation expense	—	—	6	—	—	—	6
Stock issued under share-based payment plans	614,836	—	3	—	—	—	3
Conversion option related to Convertible note issuance, net (Note 12)	—	—	33	—	—	—	33
Recognition of deferred taxes related to Convertible notes	—	—	3	—	—	—	3

Balance at December 31, 2012	56,975,991	$1	$1,127	$372	$26	$36	$1,562

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$93	$(102)	$76
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities:
Capitalization of originated mortgage servicing rights	(310)	(499)	(456)
Net unrealized loss on mortgage servicing rights and related derivatives	502	736	427
Vehicle depreciation	1,212	1,223	1,224
Other depreciation and amortization	25	25	22
Origination of mortgage loans held for sale	(37,162)	(38,929)	(38,140)
Proceeds on sale of and payments from mortgage loans held for sale	38,711	41,263	35,496
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(1,108)	(516)	(614)
Deferred income tax (benefit) expense	(23)	(100)	27
Other adjustments and changes in other assets and liabilities, net	117	(315)	258
Net cash provided by (used in) operating activities	2,057	2,786	(1,680)

Cash flows from investing activities:
Investment in vehicles	(1,702)	(1,695)	(1,463)
Proceeds on sale of investment vehicles	345	407	353
Net cash paid on derivatives related to mortgage servicing rights	—	(3)	—
Purchases of property, plant and equipment	(31)	(25)	(17)
Purchases of restricted investments	(178)	(250)	(400)
Proceeds from sales and maturities of restricted investments	219	279	148
Decrease (increase) in restricted cash and cash equivalents	109	(71)	319
Other, net	23	27	20
Net cash used in investing activities	(1,215)	(1,331)	(1,040)

Cash flows from financing activities:
Proceeds from secured borrowings	62,799	63,002	57,760
Principal payments on secured borrowings	(62,975)	(64,284)	(54,908)
Proceeds from unsecured borrowings	518	1,304	3,482
Principal payments on unsecured borrowings	(671)	(1,205)	(3,498)
Issuances of common stock	5	8	10
Cash paid for debt issuance costs	(57)	(35)	(51)
Other, net	(46)	(24)	(27)
Net cash (used in) provided by financing activities	(427)	(1,234)	2,768
Effect of changes in exchange rates on Cash and cash equivalents	—	(2)	(3)
Net increase in Cash and cash equivalents	415	219	45
Cash and cash equivalents at beginning of period	414	195	150
Cash and cash equivalents at end of period	$829	$414	$195

Continued.

CONSOLIDATED STATEMENTS OF CASH FLOWS- (Continued)

(In millions)

	Year Ended December 31,
	2012	2011	2010
Supplemental Disclosure of Cash Flows Information:
Interest payments	$213	$204	$169
Income tax payments (refunds), net	11	13	(9)

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

On March 31, 2011, the Company sold 50.1% of the equity interests in its appraisal services business, Speedy Title and Appraisal Review Services, (“STARS”) to CoreLogic, Inc. for a total purchase price of $35 million.  For the year ended December 31, 2011, a $68 million gain on the sale of the 50.1% equity interest was recorded within Other income.  Subsequent to March 31, 2011, the Company participates in the appraisal services business through its 49.9% ownership interest in STARS, and is entitled to its proportionate share of STARS’ earnings.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, which is commonly referred to as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, those related to the valuation of mortgage servicing rights, mortgage loans held for sale and other financial instruments, the estimation of liabilities for mortgage loan repurchases and indemnifications and reinsurance losses, and the determination of certain income tax assets and liabilities and associated valuation allowances. Actual results could differ from those estimates.

Unless otherwise noted and except for share and per share data, dollar amounts presented within these Notes to Consolidated Financial Statements are in millions.

CHANGES IN ACCOUNTING POLICIES

Comprehensive Income.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income”.  Subsequently in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The updates to comprehensive income guidance require all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The Company adopted the new accounting guidance effective January 1, 2012, and applied it retrospectively.  The adoption added the Consolidated Statements of Comprehensive Income but did not impact the Company’s results of operations, financial position, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement.  In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”.  This update to fair value measurement guidance addresses changes to concepts regarding performing fair value measurements including: (i) the application of the highest and best use and valuation premise; (ii) the valuation of an instrument classified in the reporting entity’s shareholders’ equity; (iii) the valuation of financial instruments that are managed within a portfolio; and (iv) the application of premiums and discounts.  This update also enhances disclosure requirements about fair value measurements, including providing information regarding Level 3 measurements such as quantitative information about unobservable inputs, further discussion of the valuation processes used and assumption sensitivity analysis.  The Company adopted the new accounting guidance effective January 1, 2012.  The updated disclosures are included in Note 20, “Fair Value Measurements”.

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

Goodwill. In September 2011, the FASB issued new accounting guidance on performing tests of goodwill impairment, ASU No. 2011-08, “Testing Goodwill for Impairment”.  This update amends the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This update does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the update does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company elected to early adopt this update effective January 1, 2011, and it did not have an impact on the Company’s financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Comprehensive Income.  In February 2013, the FASB issued ASU 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This update to the comprehensive income guidance requires additional disclosure about the amounts reclassified out of Accumulated other comprehensive income, including disclosing the amounts that impact each line item in the Statement of Operations within a reporting period.  The new accounting guidance is effective beginning January 1, 2013, and should be applied prospectively. The adoption of this update will enhance the disclosure requirements for amounts reclassified out of Accumulated other comprehensive income but will not impact the Company’s financial position, results of operations or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting Assets and Liabilities.  In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”.  This update requires disclosure of both gross and net information about instruments and transactions in the scope of these pronouncements.  The new accounting guidance is effective beginning January 1, 2013, and should be applied retrospectively.  Subsequently in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” which limited the disclosures to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with current derivative and netting guidance, or subject to a master netting arrangement or similar agreement.   ASU 2013-01 is also effective beginning January 1, 2013.  The adoption of these updates will enhance the disclosure requirements for offsetting assets and liabilities but will not impact the Company’s financial position, results of operations or cash flows.

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

Originated mortgage loans are principally sold directly to, or pursuant to programs sponsored by, government-sponsored entities and other investors. Each type of mortgage loan transfer is evaluated for sales treatment through a review that includes both an accounting and a legal analysis to determine whether or not the transferred assets have been isolated from the transferor. To the extent the transfer of assets qualifies as a sale, the asset is derecognized and the gain or loss is recorded on the sale date. In the event the transfer of assets does not qualify as a sale, the transfer would be treated as a secured borrowing.

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

Mortgage Servicing.  Mortgage servicing involves the servicing of residential mortgage loans on behalf of the investor. Loan servicing income represents recurring servicing and other ancillary fees earned for servicing mortgage loans owned by investors as well as net reinsurance income or loss resulting from mortgage reinsurance contracts. Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance on such loans, or the difference between the weighted-average yield received on the mortgage loans and the amount paid to the investor, less guaranty fees and interest on curtailments. Loan servicing income is receivable only out of interest collected from mortgagors and is recorded as income when collected. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected. Costs associated with loan servicing are charged to expense as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue for other fleet management services is recognized as earned when such services are provided to the lessee. These services include fuel cards, accident management services and maintenance services and revenue for these services is based on a negotiated percentage of the purchase price for the underlying products or services provided by certain third-party suppliers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense consists of two components: current and deferred.  Current tax expense represents the amount of taxes currently payable to or receivable from a taxing authority plus amounts accrued for income tax contingencies (including tax, penalty and interest). Deferred tax expense generally represents the net change in the deferred tax asset or liability balance during the year plus any change in the valuation allowance, excluding any changes in amounts recorded in Additional paid-in capital or Accumulated other comprehensive income (loss).  Income tax expense excludes the tax effects related to adjustments recorded to Accumulated other comprehensive income (loss) as well as the tax effects of cumulative effects of changes in accounting principles.  Interest and penalties related to income tax contingencies are recognized in Income tax expense (benefit) in the Consolidated Statements of Operations.

Deferred income taxes are determined using the balance sheet method.  This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes.  Deferred tax assets and liabilities are regularly reviewed to assess their potential realization and to establish a valuation allowance when it is “more likely than not” that some portion will not be realized.  Generally, any change in the valuation allowance is recorded in Income tax expense (benefit); however, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded concurrently through Goodwill rather than Income tax expense (benefit).

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

RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENTS

Restricted cash, cash equivalents and investments primarily relates to: (i) amounts specifically designated to purchase assets, repay debt, to support letters of credit and/or provide over-collateralization within asset-backed debt arrangements; (ii) funds collected and held for pending mortgage closings; and (iii) accounts held in trust for the capital fund requirements of and potential claims related to mortgage reinsurance activities.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of Goodwill and indefinite-lived intangible assets is assessed for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Goodwill is assessed for impairment by first performing a qualitative assessment before calculating the fair value of the reporting unit.  The Company’s reporting units are the Fleet Management Services segment, PHH Home Loans, the Mortgage Production segment excluding PHH Home Loans and the Mortgage Servicing segment. If it is determined, based upon the qualitative factors noted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

above, that it is more likely than not that the fair value of the reporting units are less than their carrying amounts, the fair value of the reporting units will be estimated and compared to the carrying amounts.  The fair value of reporting units may be determined using an income approach, using discounted cash flows, or a combination of an income approach and a market approach, wherein comparative market multiples are used.

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

DERIVATIVE INSTRUMENTS

Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates. As a matter of policy, derivatives are not used for speculative purposes. Derivative instruments are measured at fair value on a recurring basis and are included in Other assets or Other liabilities in the Consolidated Balance Sheets.   The Company does not have any derivative instruments designated as hedging instruments.

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

Fair value is based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs. Unobservable inputs are used when observable inputs are not available and are based upon judgments and assumptions, which are the Company’s assessment of the assumptions market participants would use in pricing the asset or liability.  These inputs may include assumptions about risk, counterparty credit quality, the Company’s creditworthiness and liquidity and are developed based on the best information available.

When a determination is made to classify an asset or liability within Level Three of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement of the asset or liability. The fair value of assets and liabilities classified within Level Three of the valuation hierarchy also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

typically includes observable factors and the realized or unrealized gain or loss recorded from the valuation of these instruments would also include amounts determined by observable factors.

Changes in the availability of observable inputs may result in the reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three as of the beginning of the period that the change occurs.

MORTGAGE LOAN REPURCHASE AND INDEMNIFICATION LIABILITY

The Company has exposure to potential mortgage loan repurchase and indemnifications in its capacity as a loan originator and servicer. The estimation of the liability for probable losses related to repurchase and indemnification obligations considers both (i) specific, non-performing loans currently in foreclosure where the Company believes it will be required to indemnify the investor for any losses and (ii) an estimate of probable future repurchase or indemnification obligations from breaches of representation and warranties.  The liability related to specific non-performing loans is based on a loan-level analysis considering the current collateral value, estimated sales proceeds and selling cost. The liability related to probable future repurchase or indemnification obligations is segregated by year of origination and considers the amount of unresolved repurchase and indemnification requests and includes an estimate for future repurchase demands based upon recent and historical repurchase and indemnification experience, as well as the success rate in appealing repurchase requests and an estimated loss severity, based on current loss rates for similar loans.  The liability for mortgage loan repurchases and indemnifications is included within Other liabilities in the Consolidated Balance Sheets.

LIABILITY FOR REINSURANCE LOSSES

The liability for reinsurance losses is determined based upon the incurred and incurred but not reported losses provided by the primary mortgage insurance company for loans subject to reinsurance.  Additionally, an actuarial analysis of loans subject to mortgage reinsurance is used to supplement our premium deficiency analysis, which considers current and projected delinquency rates, home prices and the credit characteristics of the underlying loans including credit score and loan-to-value ratios.  This actuarial analysis is updated on a quarterly basis and projects the future reinsurance losses over the term of the reinsurance contract as well as the estimated incurred and incurred but not reported losses as of the end of each reporting period.  The liability for reinsurance losses is included within Other liabilities in the Consolidated Balance Sheets.

CUSTODIAL ACCOUNTS

The Company has a fiduciary responsibility for servicing accounts related to customer escrow funds and custodial funds due to investors aggregating approximately $3.8 billion and $3.0 billion as of December 31, 2012 and 2011, respectively. These funds are maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in the Consolidated Balance Sheets. The Company receives certain benefits from these deposits, as allowable under federal and state laws and regulations. Income earned on these escrow accounts is recorded in the Consolidated Statements of Operations either as Mortgage interest income or as a reduction of Mortgage interest expense.

SUBSEQUENT EVENTS

Subsequent events are evaluated through the date of filing with the Securities and Exchange Commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Earnings Per Share

Basic earnings (loss) per share attributable to PHH Corporation was computed by dividing Net income (loss) attributable to PHH Corporation for the period by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to PHH Corporation was computed by dividing Net income (loss) attributable to PHH Corporation for the period by the weighted-average number of shares outstanding during the period, assuming all potentially dilutive common shares were issued.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of any contingently issuable securities where the contingency has not been met and the effect of securities that would be anti-dilutive, which may include:

■                   outstanding stock-based compensation awards representing shares from restricted stock units and stock options;

■                   stock assumed to be issued related to convertible notes;

■                   purchased options and sold warrants related to the assumed conversion of the Convertible notes due 2012; and

■                   sold warrants related to the Company’s Convertible notes due 2014.

The computation also excludes the assumed issuance of the Convertible notes due 2014 and related purchased options as they are currently to be settled only in cash. Shares associated with anti-dilutive securities are outlined in the table below.

The following table summarizes the calculations of basic and diluted earnings (loss) per share attributable to PHH Corporation for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In millions, except share and per share data)
Net income (loss) attributable to PHH Corporation	$34	$(127)	$48
Weighted-average common shares outstanding — basic	56,815,473	56,349,478	55,480,388
Effect of potentially dilutive securities:
Share-based payment arrangements(1)	188,340	—	736,876
Conversion of debt securities	4,597,188	—	—
Weighted-average common shares outstanding — diluted	61,601,001	56,349,478	56,217,264
Basic earnings (loss) per share attributable to PHH Corporation	$0.60	$(2.26)	$0.87
Diluted earnings (loss) per share attributable to PHH Corporation	$0.56	$(2.26)	$0.86
Antidilutive securities excluded from the computation of dilutive shares:
Outstanding stock-based compensation awards	1,359,595	2,383,390	372,136
Assumed conversion of debt securities	—	444,935	276,576

(1)              Represents incremental shares from restricted stock units and stock options and for the year ended December 31, 2012 excludes 502,453 shares that are contingently issuable for which the contingency has not been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Restricted Cash, Cash Equivalents and Investments

The following table summarizes Restricted cash, cash equivalents and investment balances:

	December 31,
	2012	2011
	(In millions)
Restricted cash and cash equivalents	$304	$348
Restricted investments, at fair value	121	226
Total	$425	$574

The restricted cash related to our reinsurance activities is invested in certain debt securities as permitted under the reinsurance agreements.  The restricted investments are classified as available-for-sale securities and remain in trust for capital fund requirements and potential reinsurance losses.  In 2012, the Company terminated one of its reinsurance agreements.  As a result, the restricted cash and investments held in trust to pay future losses were released, and the remaining liability was settled with the primary mortgage insurer.  See Note 15, “Credit Risk” for information regarding the termination.

The following tables summarize Restricted investments, at fair value:

	December 31, 2012
					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
	(In millions)
Corporate securities	$30	$31	$1	$—	25 mos.
Agency securities (1)	39	39	—	—	21 mos.
Government securities	51	51	—	—	19 mos.
Total	$120	$121	$1	$—	21 mos.

	December 31, 2011
					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
	(In millions)
Corporate securities	$53	$54	$1	$—	28 mos.
Agency securities (1)	118	119	1	—	19 mos.
Government securities	52	53	1	—	34 mos.
Total	$223	$226	$3	$—	25 mos.

(1)              Represents bonds and notes issued by various agencies including, but not limited to, Fannie Mae, Freddie Mac and Federal Home Loan Banks.

During the years ended December 31, 2012 and 2011, realized gains of $1 million from the sale of available-for-sale securities were recorded and realized losses were not significant. During the year ended December 31, 2010, the amount of realized gains and losses from the sale of available-for-sale securities was not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Goodwill and Other Intangible Assets

Goodwill and intangible assets are recorded within the Fleet Management Services segment and consisted of:

	December 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)
Amortized intangible assets:
Other Assets:
Customer lists	$40	$24	$16	$40	$23	$17
Other	13	13	—	13	12	1
Total	$53	$37	$16	$53	$35	$18

Unamortized intangible assets:
Goodwill	$25			$25
Other Assets:
Trademarks	15			15
Total	$40			$40

Amortization expense included within Other depreciation and amortization relating to intangible assets was as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Customer lists	$1	$3	$2
Other	1	—	—
Total	$2	$3	$2

Based on the amortizable intangible assets as of December 31, 2012, estimated future amortization expense is expected to approximate $2 million for each of the next five fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Transfers and Servicing of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae, or (ii) sales to private investors. During the year ended December 31, 2012, 85% of mortgage loan sales were to, or pursuant to programs sponsored by, the GSEs and the remaining 15% were sold to private investors.

The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: servicing rights and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests).  The Company is exposed to interest rate risk through its continuing involvement with mortgage loans sold, including mortgage servicing and other retained interests, as the value of those instruments fluctuate as changes in interest rates impact borrower prepayments on the underlying mortgage loans.  See Note 6, “Derivatives” for additional information regarding interest rate risk.  During the years ended December 31, 2012 and 2011, the Company did not retain any interests from sales or securitizations other than mortgage servicing rights.

During the year ended December 31, 2012, Mortgage servicing rights (“MSRs”) were retained on approximately 86% of mortgage loans sold. Conforming conventional loans serviced are sold or securitized through Fannie Mae or Freddie Mac programs. Such servicing is generally performed on a non-recourse basis, whereby foreclosure losses are the responsibility of Fannie Mae or Freddie Mac. Government loans serviced are generally sold or securitized through Ginnie Mae programs and are either insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veteran Affairs. Additionally, non-conforming mortgage loans are serviced for various private investors on a non-recourse basis.

A majority of mortgage loans are sold on a non-recourse basis; however, representations and warranties have been made that are customary for loan sale transactions, including eligibility characteristics of the mortgage loans and underwriting responsibilities, in connection with the sales of these assets. See Note 15, “Credit Risk” for a further description of representation and warranty obligations.

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the servicing portfolio associated with loans subserviced for others.  The total servicing portfolio, including loans subserviced for others was $183.7 billion, $182.4 billion, and $166.1 billion as of December 31, 2012, 2011 and 2010, respectively.  Mortgage servicing rights recorded in the Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Balance, beginning of period	$147,088	$134,753	$127,700
Additions	31,607	37,503	32,940
Payoffs, sales and curtailments	(38,314)	(25,168)	(25,887)
Balance, end of period	$140,381	$147,088	$134,753

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in capitalized MSRs consisted of:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Balance, beginning of period	$1,209	$1,442	$1,413
Additions	310	500	456
Changes in fair value due to:
Realization of expected cash flows	(274)	(223)	(261)
Changes in market inputs or assumptions used in the valuation model	(223)	(510)	(166)
Balance, end of period	$1,022	$1,209	$1,442

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Servicing fees from capitalized portfolio	$437	$426	$387
Late fees	20	20	20
Other ancillary servicing revenue	42	41	45

As of December 31, 2012 and 2011, the MSRs had a weighted-average life of approximately 4.3 years and 4.2 years, respectively.  Approximately 56% and 67% of the MSRs associated with the loan servicing portfolio were restricted from sale without prior approval from private-label clients or investors as of December 31, 2012 and 2011, respectively.  See Note 20, “Fair Value Measurements” for additional information regarding the valuation of MSRs.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Proceeds from new loan sales or securitizations	$33,061	$38,308	$33,756
Servicing fees from capitalized portfolio(1)	437	426	387
Other cash flows on retained interests (2)	5	—	1
Purchases of delinquent or foreclosed loans (3)	(99)	(46)	(61)
Servicing advances (4)	(1,319)	(1,678)	(1,455)
Repayment of servicing advances	1,270	1,616	1,398

(1)              Excludes late fees and other ancillary servicing revenue.

(2)              Represents cash flows received on retained interests other than servicing fees.

(3)              Excludes indemnification payments to investors and insurers of the related mortgage loans.

(4)              As of December 31, 2012 and 2011, outstanding servicing advance receivables of $293 million and $247 million, respectively, were included in Accounts receivable, net.

During the years ended December 31, 2012, 2011, and 2010, pre-tax gains of $920 million, $605 million and $666 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Consolidated Statements of Operations.

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

Interest Rate Lock Commitments.  Interest rate lock commitments (“IRLCs”) represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Forward delivery commitments on mortgage-backed securities or whole loans and options on forward contracts are used to manage the interest rate and price risk. Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.  See Note 20, “Fair Value Measurements” for further discussion regarding IRLCs.

Mortgage Loans Held for Sale.  The Company is subject to interest rate and price risk on Mortgage loans held for sale from the loan funding date until the date the loan is sold into the secondary market. Forward delivery commitments on mortgage-backed securities or whole loans are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Forward delivery commitments may not be available for all products that the Company originates; therefore, a combination of derivative instruments, including forward delivery commitments for similar products, may be used to minimize the interest rate and price risk. See Note 20, “Fair Value Measurements” for additional information regarding mortgage loans and related forward delivery commitments.

Mortgage Servicing Rights.  Mortgage servicing rights (“MSRs”) are subject to substantial interest rate risk as the mortgage notes underlying the servicing rights permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tend to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. The amount and composition of derivatives used to hedge the value of MSRs, if any, will depend on the exposure to loss of value on the MSRs, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. This serves as an economic hedge of the MSRs, which provides a benefit when increased borrower refinancing activity results in higher production volumes, which would partially offset declines in the value of the MSRs thereby reducing the need to use derivatives. The benefit of this economic hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, this benefit may not be realized under certain circumstances regardless of the change in interest rates.

Debt.  The Company may use various hedging strategies and derivative financial instruments to create a desired mix of fixed- and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies may include swaps and interest rate contracts. To more closely match the characteristics of the related assets, including the net investment in variable-rate lease assets, either variable-rate debt or fixed-rate debt is issued, which may be swapped to variable LIBOR-based rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The conversion option (a derivative liability) and purchased options (a derivative asset) were issued in connection with the Convertible notes due 2014.  The conversion option and purchased options are recognized in Other liabilities and Other assets, respectively, with the offsetting changes in their fair value recognized in Mortgage interest expense. The conversion option allowed the Company to reduce the coupon rate of the Convertible notes due 2014 and the associated semiannual interest payments. The purchased options and sold warrants are intended to reduce the potential dilution to the Company’s Common stock upon conversion of the Convertible notes due 2014 and generally have the effect of increasing the conversion price from $25.805 to $34.74 per share.  See Note 12, “Debt and Borrowing Arrangements” for further discussion regarding the Convertible notes due 2014 and the related conversion option, purchased options and sold warrants.

FOREIGN EXCHANGE RISK

The Company has exposure to foreign exchange risk through: (i) our investment in our Canadian operations; (ii) any U.S. dollar borrowing arrangements we may enter into to fund Canadian dollar denominated leases and operations; and (iii) any foreign exchange forward contracts that we may enter into.  Currency swap agreements are used to manage such risk.

DERIVATIVE ACTIVITY

The following table summarizes the gross notional amount of derivatives:

	December 31,
	2012	2011
	(In millions)
Notional Amounts:
Interest rate lock commitments	$4,993	$7,095
Forward delivery commitments	12,303	15,790
Option contracts	1,070	845
Interest rate contracts	614	477
Convertible note-related agreements(1)	—	—
MSR-related agreements	3,915	1,100

(1)             The notional amount of derivative instruments related to the issuance of the Convertible notes due 2014 was 9.6881 million shares of the Company’s Common stock as of December 31, 2012 and 2011.

The Company is exposed to risk in the event of non-performance by counterparties to our derivative contracts. In general, the Company manages such risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount of exposure and/or dispersing the risk among multiple counterparties. The Company’s derivatives may also be governed by an ISDA or a MSFTA, and bilateral collateral agreements are in place with certain counterparties. When the Company has more than one outstanding derivative transaction with a single counterparty and a legally enforceable master netting agreement is in effect with that counterparty, the Company considers its exposure to be the net fair value of all positions with that counterparty including the value of any cash collateral amounts posted or received.

In addition, the Company has collateral posting arrangements with certain counterparties that do not qualify for net presentation.  As of December 31, 2012 and 2011, $1 million and $13 million, respectively, were recorded in Other assets in the Consolidated Balance Sheets for collateral that did not qualify for net presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative instruments are recorded in Other assets and Other liabilities in the Consolidated Balance Sheets. The following tables presents the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	December 31, 2012

	Gross Assets	Offsetting Payables	Cash Collateral (Received) Paid	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$10	$(12)	$5	$3
MSR-related agreements	5	(4)	(1)	—
Derivative assets subject to netting	15	(16)	4	3
Not subject to master netting arrangements:
Interest rate lock commitments	140	—	—	140
Forward delivery commitments	5	—	—	5
Option contracts	2	—	—	2
Interest rate contracts	1	—	—	1
Convertible note-related agreements	27	—	—	27
Derivative assets not subject to netting	175	—	—	175
Total derivative assets	$190	$(16)	$4	$178

	Gross Liabilities	Offsetting Receivables	Cash Collateral (Paid) Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$14	$(12)	$(1)	$1
MSR-related agreements	—	(4)	9	5
Derivative liabilities subject to netting	14	(16)	8	6
Not subject to master netting arrangements:
Interest rate lock commitments	1	—	—	1
Forward delivery commitments	5	—	—	5
Convertible note-related agreements	27	—	—	27
Derivative liabilities not subject to netting	33	—	—	33
Total derivative liabilities	$47	$(16)	$8	$39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011

	Gross Assets	Offsetting Payables	Cash Collateral (Received) Paid	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$32	$(32)	$—	$—
Option contracts	1	—	—	1
MSR-related agreements	6	—	(6)	—
Derivative assets subject to netting	39	(32)	(6)	1
Not subject to master netting arrangements:
Interest rate lock commitments	184	—	—	184
Forward delivery commitments	6	—	—	6
Option contracts	1	—	—	1
Interest rate contracts	1	—	—	1
Convertible note-related agreements	4	—	—	4
Derivative assets not subject to netting	196	—	—	196
Total derivative assets	$235	$(32)	$(6)	$197

	Gross Liabilities	Offsetting Receivables	Cash Collateral (Paid) Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$100	$(32)	$(54)	$14
Derivative liabilities subject to netting	100	(32)	(54)	14
Not subject to master netting arrangements:
Forward delivery commitments	27	—	—	27
Interest rate contracts	1	—	—	1
Convertible note-related agreements	4	—	—	4
Derivative liabilities not subject to netting	32	—	—	32
Total derivative liabilities	$132	$(32)	$(54)	$46

The following table summarizes the gains (losses) recorded in the Consolidated Statements of Operations for derivative instruments:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Gain on mortgage loans, net:
IRLCs	$1,461	$1,353	$1,212
Forward delivery commitments	(277)	(402)	(132)
Options contracts	(19)	(25)	(26)
Net derivative loss related to mortgage servicing rights:
MSR-related agreements	(5)	(3)	—
Fleet interest expense:
Interest rate contracts	(1)	(3)	(6)
Foreign exchange contracts	(1)	(7)	(11)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Vehicle Leasing Activities

The following tables summarize the components of Net investment in fleet leases:

	December 31,
	2012	2011
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$8,174	$8,058
Vehicles under closed-end operating leases	154	176
Vehicles under operating leases	8,328	8,234
Less: Accumulated depreciation	(4,959)	(5,097)
Net investment in operating leases	3,369	3,137

Direct Financing Leases:
Lease payments receivable	91	81
Less: Unearned income	—	(1)
Net investment in direct financing leases	91	80

Off-Lease Vehicles:
Vehicles not yet subject to a lease	169	290
Vehicles held for sale	15	16
Less: Accumulated depreciation	(8)	(8)
Net investment in off-lease vehicles	176	298
Total	$3,636	$3,515

	December 31,
	2012	2011
Vehicles under open-end leases	98%	97%
Vehicles under closed-end leases	2%	3%

Vehicles under variable-rate leases	82%	82%
Vehicles under fixed-rate leases	18%	18%

The following table presents the future minimum lease payments to be received as of December 31, 2012.  Amounts presented include the monthly payments for the unexpired portion of the minimum lease term, which is 12 months under open-end lease agreements, and the residual value guaranteed by the lessee during the minimum lease term.  The interest component included in future minimum payments is based on the rate in effect at the inception of each lease.

	Future Minimum Lease Payments
	Operating Leases	Direct Financing Leases
	(In millions)
2013	$1,119	$46
2014	30	3
2015	18	2
2016	8	2
2017	5	1
Thereafter	6	4
Total	$1,186	$58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent rentals include amounts for excess mileage, wear and tear, early termination fees, and, for variable-rate leases, changes in interest rates subsequent to lease inception. Contingent rentals are recorded in Fleet lease income in the Consolidated Statements of Operations. Contingent rentals from operating leases were not significant for the years ended December 31, 2012 and 2010 and were $1 million for the year ended December 31, 2011.  Contingent rentals from direct financing leases were not significant.

8.  Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of:

	December 31,
	2012	2011
	(In millions)
Furniture, fixtures and equipment	$104	$92
Capitalized software	161	138
Building and leasehold improvements	16	14
	281	244
Less: Accumulated depreciation and amortization	(202)	(180)
Total	$79	$64

9.  Other Assets

Other assets consisted of:

	December 31,
	2012	2011
	(In millions)
Derivatives	$178	$197
Mortgage loans in foreclosure, net	120	93
Repurchase eligible loans	99	81
Real estate owned, net	53	38
Deferred financing costs	49	31
Equity method investments	38	42
Intangible assets	31	33
Securitized mortgage loans(1)	—	28
Other	48	75
Total	$616	$618

(1)	In 2012, the Company sold its investment in the subordinated debt and residual interests of a Mortgage loan securitization trust that had been consolidated as a variable interest entity.

10.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,
	2012	2011
	(In millions)
Accounts payable	$331	304
Repurchase eligible loans	99	81
Accrued payroll and benefits	80	56
Accrued interest	32	37
Other	20	26
Total	$562	$504

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Other Liabilities

Other liabilities consisted of:

	December 31,
	2012	2011
	(In millions)
Loan repurchase and indemnification liability	$140	$95
Derivatives	39	46
Liability for reinsurance losses	33	84
Lease syndication liability	16	—
Pension and other post employment benefits liability	15	15
Subservicing advance liabilities	24	12
Other	36	20
Total	$303	$272

12.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	December 31, 2012		December 31, 2011
		Wt. Avg-		Wt. Avg-
		Interest		Interest
	Balance	Rate(1)	Balance	Rate(1)
	(In millions)
Term notes, in amortization	$424	2.2%	$1,196	2.1%
Term notes, in revolving period	1,593	1.0%	374	1.6%
Variable-funding notes	1,415	1.6%	1,516	1.4%
Other	25	5.1%	32	5.1%
Vehicle Management Asset-Backed Debt	3,457		3,118

Secured Canadian Credit facility	—	—%	—	—%

Committed warehouse facilities	1,875	2.0%	2,313	2.0%
Uncommitted warehouse facilities	—	—%	44	1.2%
Servicing advance facility	66	2.7%	79	2.8%
Mortgage Asset-Backed Debt	1,941		2,436

Term notes	732	8.5%	879	8.2%
Convertible notes	424	5.0%	460	4.0%
Unsecured Credit facilities	—	—%	—	—%
Unsecured Debt	1,156		1,339
Mortgage loan securitization debt certificates, at fair value	—	—%	21	7.0%
Total	$6,554		$6,914

(1)

Represents the weighted-average stated interest rate of outstanding debt as of the respective date, which may be different from the effective rate due to the amortization of premiums, discounts and issuance costs.  Facilities are variable-rate, except for the Unsecured Term notes, Convertible notes, and Mortgage loan securitization debt certificates which are fixed-rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets held as collateral for asset-backed borrowing arrangements that are not available to pay the Company’s general obligations as of December 31, 2012 consisted of:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed
	Debt	Debt
	(In millions)
Restricted cash and cash equivalents	$245	$7
Accounts receivable	73	82
Mortgage loans held for sale (unpaid principal balance)	—	1,975
Net investment in fleet leases	3,558	—
Total	$3,876	$2,064

The following table provides the contractual debt maturities as of December 31, 2012:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed	Unsecured
	Debt(1)	Debt	Debt(2)	Total
	(In millions)
Within one year	$841	$1,941	$—	$2,782
Between one and two years	1,105	—	250	1,355
Between two and three years	832	—	—	832
Between three and four years	487	—	450	937
Between four and five years	179	—	250	429
Thereafter	14	—	283	297
	$3,458	$1,941	$1,233	$6,632

(1)

Maturities of vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets.

(2)

Maturities of convertible notes have been reflected based on the contractual maturity date.  Under certain circumstances, the convertible notes may be converted prior to the earliest conversion date, and the principal portion of the notes would be due in cash prior to the contractual maturity date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements.  Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements.  Available capacity under committed borrowing arrangements as of December 31, 2012 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)
Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$1,593	$1,593	$—
Variable-funding notes	2,322	1,415	907

Secured Canadian Credit facility(1)	126	4	122

Mortgage Asset-Backed Debt:
Committed warehouse facilities	3,393	1,875	1,518
Servicing advance facility	120	66	54

Unsecured Credit facilities(2)	305	—	305

(1)	Utilized capacity reflects $4 million of letters of credit issued under the Secured Canadian Credit facility, which are not included in Debt in the Consolidated Balance Sheet.

(2)

Capacity amount shown reflects the contractual maximum capacity of the facility.  The available capacity of this facility is subject to the satisfaction of compliance with a borrowing base coverage ratio test.

Capacity for Mortgage asset-backed debt shown above excludes $2.0 billion not drawn under uncommitted facilities.  See Note 20, “Fair Value Measurements” for the measurement of the fair value of Debt.

VEHICLE MANAGEMENT ASSET-BACKED DEBT

Vehicle management asset-backed debt primarily represents variable-rate debt issued by a wholly owned subsidiary, Chesapeake Funding LLC (“Chesapeake”), to support the acquisition of vehicles by the Fleet Management Services segment’s U.S. leasing operations and variable-rate debt issued by the consolidated special purpose trust, Fleet Leasing Receivables Trust (“FLRT”), the Canadian special purpose trust, used to finance leases originated by the Canadian fleet operation.  Vehicle-management asset-backed debt structures may provide creditors an interest in: (i) a pool of master leases or a pool of specific leases; (ii) the related vehicles under lease; and/or (iii) the related receivables billed to clients for the monthly collection of lease payments and ancillary service revenues (such as fuel and maintenance services).  This interest is generally granted to a specific series of note holders either on a pro-rata basis relative to their share of the total outstanding debt issued through the facility or through a direct interest in a specific pool of leases.  Repayment of the obligations of the facilities is non-recourse to the Company and is sourced from the monthly cash flow generated by lease payments and ancillary service payments made under the terms of the related master lease contracts.

Vehicle management asset-backed debt includes Term notes, which provide a fixed funding amount at the time of issuance, or Variable-funding notes under which the committed capacity may be drawn upon as needed during a commitment period, which are primarily 364 days in duration, but may extend to a 2-year duration for some facilities.  The available capacity under Variable-funding notes may be used to fund future amortization of other Vehicle management asset-backed debt or to fund growth in Net investment in fleet leases during the term of the commitment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Term Notes

During 2012, Chesapeake Funding LLC (“Chesapeake”) fully repaid the 2009-1 and 2009-4 Term notes using the available capacity of the variable-funding notes.

On October 25, 2012 and May 17, 2012, Chesapeake issued $600 million of Series 2012-2 Notes and $643 million of Series 2012-1 Notes, respectively.  Proceeds from both issuances were used to pay down a portion of the Series 2010-1 Notes and Series 2011-1 Notes.

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

Available borrowing capacity under the facility is based on a borrowing base calculation which considers eligible unencumbered vehicle leases, vehicles not yet subject to lease and account receivables for ancillary services.  PHH VMS Canada’s obligations under the facility are guaranteed by PHH Corporation and are secured by a first-priority lien on all of PHH VMS Canada’s present and future assets and property (and corresponding security in any jurisdiction), subject to certain eligibility exceptions.

MORTGAGE ASSET-BACKED DEBT

Mortgage asset-backed debt primarily represents variable-rate warehouse facilities to support the origination of mortgage loans, which provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the terms of the facility.  The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market.  These facilities are typically 364-day facilities, and as of December 31, 2012, the range of maturity dates for committed facilities is May 22, 2013 to December 13, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Committed Facilities

During the year ended December 31, 2012, the committed variable-rate mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital LLC were extended to May 22, 2013, the committed variable-rate mortgage repurchase facility with The Royal Bank of Scotland plc was extended to June 21, 2013, the committed variable-rate mortgage repurchase facility with Bank of America was extended to October 31, 2013 and the committed variable-rate mortgage repurchase facilities with Wells Fargo were extended to December 6, 2013.

On December 9, 2012, the committed variable-rate mortgage repurchase facilities with Barclays Bank PLC were amended to reduce the committed capacity to $350 million and to extend the maturity date to December 10, 2013.

On April 27, 2012, the Company’s master agreement with Fannie Mae was renewed and certain other agreements with Fannie Mae were amended, including an amendment to the $1.0 billion committed early funding letter agreement.  Pursuant to the committed early funding letter amendment, the termination event related to the Company’s credit ratings was removed and other termination events were added, most of which are generally consistent with existing covenants under the Company’s various other debt facilities.  See the “Debt Covenants” section below for further information.  On November 27, 2012, the committed early funding agreement was extended to December 13, 2013.

Uncommitted Facilities

The Company has an outstanding uncommitted mortgage repurchase facility with Fannie Mae which has a total capacity of up to $3.0 billion as of December 31, 2012, less certain amounts outstanding under the $1.0 billion committed Fannie Mae facility.

Servicing Advance Facility

On June 29, 2012, the committed facility with Fannie Mae that provides for the early reimbursement of certain servicing advances made on behalf of Fannie Mae was extended to June 30, 2013.

UNSECURED DEBT

Term Notes

On August 23, 2012, the Company completed an offering of $275 million aggregate principal amount of 7.375% Senior notes due 2019 under an existing indenture, dated as of January 17, 2012 with The Bank of New York Mellon Trust Company, N.A., as trustee.  The Company realized net proceeds of $270 million from the issuance after deducting underwriting fees.  The notes are senior unsecured and unsubordinated obligations of the Company and rank equally with all existing and future senior unsecured debt.  The notes are redeemable by the Company prior to the maturity date at any time, based on a make-whole redemption price specified in the indenture. The Company used the net proceeds of this offering, along with cash on hand, to repurchase the outstanding aggregate principal amount of the Medium-term notes due 2013, as described below.  Interest on the notes is payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2013.  The notes will mature on September 1, 2019, unless previously redeemed in accordance with their terms.

During 2012, the Company repaid the outstanding principal balance of the Medium-term notes due 2013 and recorded a pre-tax loss of $13 million in Other operating expenses in the Consolidated Statements of Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Notes

As of December 31, 2012, Convertible notes included: (i) $250 million of 4.0% Convertible notes with a maturity date of September 1, 2014; and (ii) $250 million of 6.0% Convertible notes with a maturity date of June 15, 2017. During 2012, the Company paid the outstanding principal balance of the Convertible notes due 2012.

2014 CONVERTIBLE NOTES

The Convertible notes due 2014 are governed by an indenture dated September 29, 2009 with The Bank of New York Mellon, as trustee. As of December 31, 2012 and 2011, the carrying amount of the Convertible notes due 2014 is net of an unamortized discount of $22 million and $40 million, respectively.  The effective interest rate, which includes the accretion of the discount and issuance costs, is 13.0%.  The Convertible notes due 2014 are not redeemable by the Company prior to the maturity date.  There have been no conversions since issuance.

Conversion features:

Holders may convert all or any portion of the notes at any time (i) in the event of the occurrence of certain triggering events related to the price of the notes, the price of the Company’s Common stock or certain corporate events or (ii) from, and including, March 1, 2014 through the third business day immediately preceding their maturity on September 1, 2014.  The conversion price is $25.805 per share.

Subject to certain exceptions, the holders may require the Company to repurchase all or a portion of their notes upon a fundamental change, as defined under the respective indentures. The Company will generally be required to increase the conversion rate for holders that elect to convert their notes in connection with a make-whole fundamental change, or upon the occurrence of certain events.

The Convertible notes due 2014 currently may only be settled in cash upon conversion because the Company has not sought shareholder approval, as required by the New York Stock Exchange, to allow for the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares.

Related derivatives:

The Company entered into hedging transactions in connection with the issuance of the Convertible notes due 2014, including transactions with respect to the Conversion Premium (or, purchased options) and warrant transactions whereby the Company sold warrants to acquire, subject to certain anti-dilution adjustments, shares of its Common stock. The purchased options and sold warrants are intended to reduce the potential dilution of the Company’s Common stock upon conversion.  The initial conversion rates were 38.7522 shares per $1,000 principal amount for the notes.  Based on the initial conversion rates, these transactions generally have the effect of increasing the conversion price to $34.74 per share.

The Company determined that at the time of issuance that the conversion option and purchased options did not meet all the criteria for equity classification based on the settlement terms of the notes.  The conversion option

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and purchased options are recognized as derivatives and are presented in Other liabilities and Other assets, respectively, with the offsetting changes in their fair value recognized in Mortgage interest expense in the Consolidated Financial Statements. See Note 6, “Derivatives” for additional information regarding the conversion option and purchased options.

The sold warrants meet all the criteria for equity classification because they are indexed to the Company’s stock.  As such, these derivative instruments are recorded within Additional paid-in capital and have no impact on the Consolidated Statements of Operations.

2017 CONVERTIBLE NOTES

In January 2012, the Company completed an offering of $250 million in aggregate principal amount of 6.0% Convertible Notes due 2017, governed by an indenture dated January 17, 2012 with The Bank of New York Mellon Trust Company, N.A., as trustee.  After deducting the 3% underwriting discount and debt issue costs, the Company realized net proceeds of $243 million from the issuance.  The notes are senior unsecured obligations of the Company and rank equally with all existing and future senior unsecured debt and are senior to all of the Company’s existing and future subordinated debt.  The notes are not redeemable by the Company prior to the maturity date.  The Company used the net proceeds from this offering to repay the outstanding aggregate principal amount of the Convertible notes due 2012.

Interest on the notes is payable semiannually in arrears on June 15 and December 15 of each year, beginning June 15, 2012. The notes mature on June 15, 2017, unless previously repurchased or converted in accordance with their terms.

In accordance with GAAP, the liability and equity components of the Convertible notes due 2017 were separately accounted for based on estimates of the Company’s non-convertible debt borrowing rate at the time of issuance.  Accordingly, the liability component includes an original issue discount of $63 million, including the underwriting discount, and the value of the equity component is recorded separately.  Additionally, the Company incurred $1 million of debt issue costs, which were allocated to the liability and equity components based on their relative fair values.  At the time of issuance, the Company determined that the conversion option was indexed to the Company’s own stock and met all of the criteria for equity classification.  Accordingly, the initial valuation of the liability component was $188 million recorded within Debt, and the initial valuation of the equity component was $33 million, net of $22 million of deferred taxes, recorded within Additional paid-in capital in the Consolidated Balance Sheets.  Since the conversion option met all of the criteria for equity classification, there have been no changes in value recorded from the date of issuance.

The debt discount and issuance costs allocated to the liability are being amortized to Mortgage interest expense in the Consolidated Statements of Operations through the earliest conversion date of the notes, December 16, 2016.  As of December 31, 2012, the carrying amount of the Convertible notes due 2017 is net of an unamortized discount of $54 million.  The effective interest rate, which includes the cost of amortization of the discount and issuance costs, is 13.0%.

Conversion Features:

Holders may convert all or any portion of the notes, at their option, prior to December 15, 2016 only upon the occurrence of certain triggering events related to (i) the price of the notes, (ii) the price of the Company’s Common stock, or (iii) upon the occurrence of specified corporate events.  Holders may also convert all or any portion of the notes at any time, at their option from, and including, December 15, 2016 through the third scheduled trading day immediately preceding the maturity date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The conversion price is $12.79 per share (based on an initial conversion rate of 78.2014 shares per $1,000 principal amount of notes).  Upon conversion, the principal amount of the converted notes is payable in cash and the Company will pay or deliver (at its election): (i) cash; (ii) shares of the Company’s Common stock; or (iii) a combination of cash and shares of the Company’s Common stock; to settle amounts due if the conversion value exceeds the principal of the converted notes.  As of December 31, 2012, the if-converted value exceeded the principal amount of the notes by $195 million, and the notes met the requirements for conversion.

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

Among other covenants, the Revolving Credit Facility and certain mortgage repurchase facilities require that the Company maintain:  (i) on the last day of each fiscal quarter, net worth of at least $1.0 billion; (ii) at any time prior to October 1, 2013, a ratio of indebtedness to tangible net worth no greater than 6.0 to 1 and, thereafter, no greater than 5.75 to 1; (iii) a minimum of $1.0 billion in committed mortgage warehouse financing capacity excluding uncommitted mortgage warehouse facilities provided by the GSEs and certain mortgage gestation facilities; (iv)  a minimum of $750 million in committed third party fleet vehicle lease financing capacity; and (v) certain minimum liquidity requirements as of May 2, 2014.  These covenants represent the most restrictive net worth and debt to equity covenants; however, certain other outstanding debt agreements contain debt to equity covenants that are less restrictive.

As of December 31, 2012, the Company was in compliance with all financial covenants related to its debt arrangements.

During the year ended December 31, 2012, the termination events for the Fannie Mae committed facility were amended to require the Company to maintain (i) on the last day of each fiscal quarter, consolidated net worth of at least $1.0 billion; (ii) on the last day of each fiscal quarter, a ratio of indebtedness to tangible net worth no greater than 6.5 to 1; (iii) a minimum of $1.0 billion in committed mortgage warehouse or gestation facilities, with no more than $500 million of gestation facilities included towards the minimum, but excluding committed or uncommitted loan purchase arrangements or other funding arrangements from Fannie Mae and any mortgage warehouse capacity provided by government sponsored enterprises; and (iv) compliance with certain loan repurchase trigger event criteria related to the aging of outstanding loan repurchase demands by Fannie Mae.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

See Note 17, “Stock-Related Matters” for information regarding restrictions on the Company’s ability to pay dividends pursuant to certain debt arrangements.

13.  Pension and Other Post Employment Benefits

Defined Contribution Savings Plans.  The Company and PHH Home Loans sponsor separate defined contribution savings plans that provide certain eligible employees an opportunity to accumulate funds for retirement. Contributions of participating employees are matched on the basis specified by these plans. The costs for contributions to these plans was included in Salaries and related expenses in the Consolidated Statements of Operations and were $10 million for the year ended December 31, 2012 and $9 million during both the years ended December 31, 2011 and 2010.

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

The measurement date for all benefit obligations and plan assets is December 31.  The following table provides benefit obligations, plan assets and the funded status of the plans:

	Pension Benefits		Other Post Employment Benefits
	2012	2011	2012	2011
		(In millions)
Benefit obligation — December 31	$48	$44	$1	$2
Fair value of plan assets — December 31	34	31	—	—
Unfunded status	(14)	(13)	(1)	(2)
Unfunded pension liability recorded in Accumulated other comprehensive income (loss):
Net loss	19	19	—	—
Net amount recognized — December 31	$5	$6	$(1)	$(2)

During the year ended December 31, 2012 the net periodic benefit cost related to the defined benefit pension plan was $1 million and the expense recorded for the other post employment benefits plan was not significant.  During the years ended December 31, 2011 and 2010, both the net periodic benefit cost related to the defined benefit pension plan and the expense recorded for the other post employment benefits plan were not significant.

As of December 31, 2012, future expected benefit payments to be made from the defined benefit pension plan’s assets, which reflect expected future service, are $2 million in the years ending December 31, 2013 through 2017 and $12 million for the five years ending December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy is to contribute amounts to the defined benefit pension plan sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts at the discretion of the Company.  Contributions made to the plan during the year ended December 31, 2012 were not significant and contributions were $1 million during the year ended December 31, 2011. An estimate of the expected contributions to the defined benefit pension plan is $1 million for the year ending December 31, 2013.

14.  Income Taxes

The following table summarizes Income tax (benefit) expense:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Current:
Federal	$—	$—	$—
State	11	(1)	7
Foreign	5	10	5
Income tax contingencies:
Change in income tax contingencies	1	(6)	—
Interest and penalties	—	(1)	1
Total current income tax expense	17	2	13
Deferred:
Federal	(4)	(90)	27
State	(20)	(9)	—
Foreign	1	(3)	(1)
Total deferred income tax (benefit) expense	(23)	(102)	26
Income tax (benefit) expense	$(6)	$(100)	$39

The following table summarizes Income (loss) before income taxes:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Domestic operations	$61	$(220)	$102
Foreign operations	26	18	13
Income (loss) before income taxes	$87	$(202)	$115

No provision has been made for federal deferred taxes on approximately $132 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2012 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized federal deferred tax liability for unremitted earnings is not practicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities represent the basis differences between assets and liabilities measured for financial reporting versus for income-tax returns purposes.  The following table summarizes the significant components of deferred tax assets and liabilities:

	December 31,
	2012	2011
	(In millions)
Deferred tax assets:
Accrued liabilities, provisions for losses and deferred income	$98	$77
Federal loss carryforwards and credits	376	451
State loss carryforwards and credits	49	58
Alternative minimum tax credit carryforward	22	23
Other	4	8
Gross deferred tax assets	549	617
Valuation allowance	(30)	(44)
Deferred tax assets, net of valuation allowance	519	573
Deferred tax liabilities:
Originated mortgage servicing rights	231	306
Purchased mortgage servicing rights	99	84
Depreciation and amortization	811	809
Deferred tax liabilities	1,141	1,199
Net deferred tax liability	$622	$626

The deferred tax assets valuation allowance primarily relates to state loss carryforwards. The valuation allowance will be reduced when and if it is determined that it is more likely than not that all or a portion of the deferred tax assets will be realized. The federal and state loss carryforwards will expire from 2017 to 2032 and from 2013 to 2033, respectively.

The total alternative minimum tax credit is not subject to limitations, and primarily consists of credits existing at the time of the spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.) that are available to the Company. As of December 31, 2012, it has been determined that all alternative minimum tax carryforwards can be utilized in future years; therefore, no reserve or valuation allowance has been recorded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income taxes differ from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Income (loss) before income taxes	$87	$(202)	$115
Statutory federal income tax rate	(35)%	(35)%	(35)%
Income taxes computed at statutory federal rate	$30	$(71)	$40
State and local income taxes, net of federal tax benefits	3	(12)	6
Liabilities for income tax contingencies	1	(7)	1
Changes in rate and apportionment factors	(10)	(5)	—
Changes in valuation allowance	(2)	6	2
Noncontrolling interest	(22)	(10)	(11)
Other	(6)	(1)	1
Income tax (benefit) expense	$(6)	$(100)	$39
Effective tax rate	(7.0)%	(49.7)%	33.7%

Significant items that impact the effective tax rate include:

State and local income taxes, net of federal tax benefits.  The impact to the effective tax rate from state and local income taxes primarily represents the volatility in the pre-tax income or loss, as well as the mix of income and loss from the operations by entity and state income tax jurisdiction.  The effective state tax rate was lower for the year ended December 31, 2012 as compared to 2011.

Liabilities for income tax contingencies. The impact to the effective tax rate from changes in the liabilities for income tax contingencies primarily represents increases in liabilities associated with new uncertain tax positions taken during the period ended December 31, 2012 and represents decreases in liabilities associated with the resolution and settlement with various taxing authorities during the period ended December 31, 2011.  During the year ended December 31, 2011, the IRS concluded its examination and review of the Company’s taxable years 2006 through 2009.

Changes in rate and apportionment factors. Represents the impact to the effective tax rate on deferred tax items for changes in apportionment factors and tax rate.  For the year ended December 31, 2012, the amount represents the impact of applying statutory changes to apportionment weight, apportionment sourcing and corporate income tax rates that were enacted by various states, primarily New Jersey.

Changes in valuation allowance.  The impact to the effective tax rate from changes in valuation allowance primarily represents the utilization of state tax loss carry forwards that were previously determined to be more likely than not to be unrealized by our mortgage business. For the year ended December 31, 2011, the change was primarily driven by state tax losses generated by our mortgage business for which the Company believes it is more likely than not that the amounts will not be realized.

Noncontrolling interest.  The impact to the effective tax rate from noncontrolling interest represents Realogy Corporation’s portion of income taxes related to the income or loss attributable to PHH Home Loans.  The impact is driven by PHH Home Loans’ election to report as a partnership for federal and state income tax purposes, whereby, the tax expense is reported by the individual LLC members.  Accordingly, the Company’s Income tax expense includes only its proportionate share of the income tax related to the income generated by PHH Home Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in the liability for unrecognized income tax benefits (including the liability for potential payment of interest and penalties) consisted of:

	Year Ended December 31,
	2012	2011	2010
		(In millions)
Balance, beginning of period	$3	$9	$8
Activity related to tax positions taken during the current year	1	2	1
Activity related to tax positions taken during prior years	—	(8)	—
Balance, end of period	$4	$3	$9

As of December 31, 2012, 2011 and 2010, the effective income tax rate would be positively impacted by the favorable resolution of income tax contingencies or reductions in valuation allowances of $4 million, $3 million, and $11 million, respectively.

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

The estimated liability for the potential payment of interest and penalties included in the liability for unrecognized income tax benefits was $1 million as of December 31, 2012 and was not significant as of December 31, 2011.

As of December 31, 2012, foreign and state income tax filings were subject to examination for periods including and subsequent to 2007, dependent upon jurisdiction.

During the first quarter of 2011, the Company was notified by the Department of Treasury that the audit and review of the Company and its subsidiaries tax returns for the years ended December 31, 2006 through 2008 have concluded, indicating a no-change examination for those periods.   The Company was also notified in the first quarter of 2011 that the Internal Revenue Service has reviewed and accepted as filed the return for the tax year ended December 31, 2009.  The Company and its subsidiaries remain subject to examination by the IRS for the tax years ended December 31, 2010, 2011 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   Credit Risk

The Company is subject to the following forms of credit risk:

■     Consumer credit risk—through mortgage banking activities as a result of originating and servicing residential mortgage loans

■     Commercial credit risk—through fleet management and leasing activities

■     Counterparty credit risk—through derivative transactions, sales agreements and various mortgage loan origination and servicing agreements

Accounts Receivable

Accounts receivable is primarily related to advances on mortgage loans serviced, trade accounts receivable from fleet management and leasing activities and receivables from loan production activities.  The following table summarizes Accounts receivable, net:

	December 31,
	2012	2011
	(In millions)
Fleet management trade receivables	$426	$358
Mortgage servicing advances	293	247
Other	82	97
Accounts receivable, gross	801	702
Allowance for doubtful accounts	(4)	(2)
Accounts receivable, net	$797	$700

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

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	December 31,
	2012	2011
	(In millions)
Loan Servicing Portfolio Composition
Owned	$142,930	$150,315
Subserviced	40,800	32,072
Total	$183,730	$182,387
Conventional loans	$149,432	$145,885
Government loans	29,842	29,903
Home equity lines of credit	4,456	6,599
Total	$183,730	$182,387
Weighted-average interest rate	4.3%	4.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2012		2011
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	2.45%	1.93%	2.24%	1.83%
60 days	0.64%	0.52%	0.60%	0.51%
90 or more days	0.80%	0.70%	0.98%	0.95%
Total	3.89%	3.15%	3.82%	3.29%
Foreclosure/real estate owned(2)	2.05%	1.92%	1.83%	1.85%

(1)	Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)	As of December 31, 2012 and 2011, there were 17,329 and 15,689 of loans in foreclosure with an unpaid principal balance of $3.0 billion and $2.8 billion, respectively.

Repurchase and Foreclosure-Related Reserves

Representations and warranties are provided to investors and insurers on a significant portion of loans sold and are also assumed on purchased mortgage servicing rights.  In the event of a breach of these representations and warranties, the Company may be required to repurchase the mortgage loan or indemnify the investor against loss.  If there is no breach of a representation and warranty provision, there is no obligation to repurchase the loan or indemnify the investor against loss.  In limited circumstances, the full risk of loss on loans sold is retained to the extent the liquidation of the underlying collateral is insufficient. In some instances where the Company has purchased loans from third parties, it may have the ability to recover the loss from the third party originator.  Repurchase and foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and for on-balance sheet loans in foreclosure and real estate owned.

A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Year Ended
	December 31,
	2012	2011
	(In millions)
Balance, beginning of period	$127	$111
Realized foreclosure losses	(136)	(82)
Increase in reserves due to:
Changes in assumptions	182	80
New loan sales	18	18
Balance, end of period	$191	$127

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum exposure to representation and warranty provisions exceeds the amount of loans in the servicing portfolio associated with capitalized mortgage servicing rights of $140.4 billion; however, the maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of December 31, 2012, approximately $195 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 12% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of December 31, 2012 and 2011, liabilities for probable losses related to repurchase and indemnification obligations of $140 million and $95 million, respectively, are included in Other liabilities in the Consolidated Balance Sheets.  In determining our liability, the Company considers both:  (i) specific non-performing loans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that are currently in foreclosure where the Company believes it will be required to indemnify the investor for any losses and (ii) an estimate of probable future repurchase or indemnification obligations from breaches of representation and warranties. The liability related to specific non-performing loans is based on a loan-level analysis considering the current collateral value, estimated sales proceeds and selling costs. The liability related to probable future repurchase or indemnification obligations is segregated by year of origination and considers the amount of unresolved repurchase and indemnification requests and includes an estimate for future repurchase demands based upon recent and historical repurchase and indemnification experience, as well as the success rate in appealing repurchase requests and an estimated loss severity, based on current loss rates for similar loans.

The liability for loan repurchases and indemnifications represents the estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions. These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate in defending against requests, and estimated loss severities on repurchases and indemnifications.  The liability for loan repurchases and indemnifications does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries.  While the Company uses the best information available in estimating the liability, actual experience can vary significantly from the assumptions as the estimation process is inherently uncertain.  Given the increased levels of repurchase requests and realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of the recorded liability.

As of December 31, 2012, the estimated amount of reasonably possible losses in excess of the recorded liability was $40 million. This estimate assumes that repurchase and indemnification requests remain at an elevated level through the year ended December 31, 2013, the success rate in defending against requests declines and loss severities remain at current levels.  The Company’s estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the criteria used by investors in selecting loans to request; (iii) borrower delinquency patterns; and (iv) general economic conditions.

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

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Consolidated Balance Sheets as follows:

	December 31,
	2012	2011
	(In millions)
Mortgage loans in foreclosure(1)	$148	$112
Allowance for probable losses	(28)	(19)
Mortgage loans in foreclosure, net	$120	$93
Real estate owned	$76	$51
Adjustment to estimated net realizable value	(23)	(13)
Real estate owned, net	$53	$38

(1)	Includes $65 million and $62 million of recoverable advances as of December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Reinsurance

In 2012, the Company terminated one of its inactive reinsurance contracts.  The termination of the agreement settled the liability and exposure to loss under that contract and as a result, $37 million of the related restricted cash and investments held in trust to pay future losses were distributed to the primary mortgage insurer and $24 million of previously restricted cash was released and distributed to the Company as unrestricted cash.   During the year ended December 31, 2012, the termination resulted in a pre-tax loss of $16 million which was recorded in Loan servicing income in the Consolidated Statements of Operations.

As of December 31, 2012, the Company has remaining exposure to consumer credit risk through losses from one contract with a primary mortgage insurance company that is inactive and in runoff.  The exposure to losses through this reinsurance contract is based on mortgage loans pooled by year of origination.

The contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 3 years as of December 31, 2012.  Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans.  The Company indemnifies the primary mortgage insurer for losses that fall between a stated minimum and maximum loss rate on each annual pool.  In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurer.

The Company is required to hold cash and securities in trust related to this potential obligation, which was $122 million, included in Restricted cash, cash equivalents and investments in the Consolidated Balance Sheets as of December 31, 2012.  The amount of cash and securities held in trust is contractually specified in the reinsurance agreement and is based on the original risk assumed under the contract and the incurred losses to date.

As of December 31, 2012, $33 million was included in Other liabilities in the Consolidated Balance Sheets for incurred and incurred but not reported losses associated with mortgage reinsurance activities (estimated on an undiscounted basis), which includes $1 million of known unpaid reinsurance losses outstanding.

A summary of the activity in the liability for reinsurance losses is as follows:

	Year Ended
	December 31,
	2012	2011
	(In millions)
Balance, beginning of period	$84	$113
Realized reinsurance losses(1)	(65)	(65)
Increase in liability for reinsurance losses	14	36
Balance, end of period	$33	$84

(1)	Realized reinsurance losses for the year ended December 31, 2012 includes $21 million related to the release of reserves associated with the termination of an inactive reinsurance agreement.

Commercial Credit Risk

The Company is exposed to commercial credit risk for its clients under the vehicle lease and fleet management service agreements.  Such risk is managed through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis.  The lease agreements generally allow the Company to refuse any additional orders upon the occurrence of certain credit events; however, the obligation remains for all leased vehicle units under contract at that time.  The fleet management service agreements can generally be terminated upon 30 days written notice.  As of December 31, 2012 and 2011, there were no significant client concentrations related to vehicle leases or fleet management service agreements.

Vehicle leases are primarily classified as operating leases; however, certain leases are classified as direct financing leases and recorded within Net investment in fleet leases in the Consolidated Balance Sheets.  During the years ended December 31, 2012 and 2011, the amount of direct financing leases sold were $58 million and $63 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the status of direct financing leases:

	December 31,
	2012	2011
	(In millions)
Current amount	$73	$64
30-59 days	12	—
60-89 days	1	—
Greater than 90 days(1)	5	16
Direct financing lease receivables, gross(2)	91	80
Allowance for credit losses	—	—
Direct financing lease receivables, net	$91	$80

(1)	Includes $5 million and $16 million of leases that are still accruing interest as of December 31, 2012 and 2011, respectively.

(2)	There were no direct financing leases on non-accrual status as of December 31, 2012 and 2011, respectively.

The status of direct financing leases presented in the table above is based on the most aged monthly lease billing of each lessee.  Historical credit losses for receivables related to vehicle leasing and fleet management services have not been significant.  Receivables are charged-off after leased vehicles have been disposed and final shortfall has been determined.

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

As of December 31, 2012, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties with respect to derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to a diverse client base.

During the year ended December 31, 2012, approximately 25% of mortgage loan originations were derived from our relationships with Realogy and its affiliates, and 27% were derived from Merrill Lynch Home Loans, a division of Bank of America, National Association.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Commitments and Contingencies

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

Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible loss cannot be estimated for all matters.  For matters where the Company can estimate the range of losses, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $15 million as of December 31, 2012.

As of December 31, 2012, the Company’s recorded reserves associated with legal and regulatory contingencies were not material.  There can be no assurance; however, that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves.  As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CFPB Investigation

In January 2012, the Company was notified that the Bureau of Consumer Financial Protection (the “CFPB”) had opened an investigation to determine whether the Company’s mortgage insurance premium ceding practices to captive reinsurers comply with the Real Estate Settlement Procedures Act and other laws enforced by the CFPB. The CFPB has requested certain related documents and information for review and has requested a response to written questions pursuant to a Civil Investigative Demand (the “CID”).  In June 2012, the Company filed a petition to modify or withdraw the CID and in September 2012 the CFPB denied the Company’s petition and the investigative demand is still ongoing.  The Company has provided reinsurance services in exchange for premiums ceded and believes that it has complied with the Real Estate Settlement Procedures Act and other laws applicable to the Company’s mortgage reinsurance activities.  The Company did not provide reinsurance on loans originated after 2009.

Lease and Purchase Commitments

The Company is committed to making rental payments under noncancelable operating and capital leases related to various facilities and equipment.  In addition, during the normal course of business, various commitments are made to purchase goods or services from specific suppliers, including those related to capital expenditures.

The following table summarizes the Company’s commitments as of December 31, 2012:

	Future Minimum	Future Minimum
	Operating Lease	Capital Lease	Purchase
	Payments	Payments	Commitments
		(In millions)
2013	$21	$6	$156
2014	22	6	9
2015	22	1	2
2016	19	—	1
2017	16	—	—
Thereafter	80	—	—
Total	$180	$13	$168

During the years ended December 31, 2012, 2011 and 2010, rental expense of $25 million, $24 million, and $24 million, respectively, was recorded in Occupancy and other office expenses in the Consolidated Statements of Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Tax Contingencies

During 2010, the IRS concluded its examination of Cendant’s taxable years 2003 through 2006, and the material issues related to the Company’s potential obligations to Cendant under the Tax Sharing Agreement were favorably resolved.  As a result of the conclusion of the examination, the Company recorded an additional deferred tax asset of $1 million, with a corresponding increase to Retained earnings.

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

Representations and warranties are provided to purchasers and insurers on a significant portion of loans sold and are assumed on purchased mortgage servicing rights.  See further discussion in Note 15, “Credit Risk”.

In connection with certain of Mortgage-asset-backed borrowing arrangements, we have entered into agreements to unconditionally and irrevocably guarantee payment on the obligations of our subsidiaries.

Committed mortgage gestation facilities are a component of the Company’s financing arrangements.  Certain gestation agreements are accounted for as sale transactions and result in mortgage loans and related debt that are not included in the Consolidated Balance Sheets.  As of December 31, 2012, there were $337 million of commitments available under off-balance sheet gestation facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Stock-Related Matters

Restrictions on Paying Dividends

Many of the Company’s subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions are pursuant to the Revolving Credit facility, certain of the Company’s asset-backed debt agreements and to regulatory restrictions applicable to the equity of the Company’s reinsurance subsidiary. The aggregate restricted net assets of these subsidiaries totaled $884 million as of December 31, 2012. These restrictions on net assets of certain subsidiaries, however, do not directly limit the ability to pay dividends from consolidated Retained earnings.

Certain of the Company’s debt arrangements also require the maintenance of financial ratios and contain restrictive covenants applicable to consolidated financial statement elements, as well as restricted payment covenants that potentially could limit the ability to pay dividends.

Requirements of debt arrangements that could limit the ability to pay dividends include, but are not limited to:

▪                  Pursuant to the Revolving Credit Facility:

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

b)             if the provisions of (a) are not met,  the Company may declare or pay any dividend only so long as:

▪                  the Company is not in default under the Revolving Credit Facility; and

▪                  (i) the Convertible Notes due in 2014 have been repaid, prefunded, extended or refinanced; (ii)  the aggregate unrestricted Cash and cash equivalents is at least $50 million; and (iii) no amounts are borrowed under the Revolving Credit Facility and no more than $35 million of letters of credit are outstanding.

c)              If the provisions of (a) and (b) are not met, the Company may declare or pay any dividend only with the written consent of the lenders representing more than 50% of the aggregate commitments under the Revolving Credit Facility.

▪                  Pursuant to the Senior Note indenture, the Company is restricted from paying dividends if, after giving effect to the dividend payment, the debt to tangible equity ratio exceeds 6 to 1 on the last day of each month.

As of December 31, 2012, the Company may not pay dividends without the written consent of the lenders of the Revolving Credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Accumulated Other Comprehensive Income

The after-tax components of Accumulated other comprehensive income (loss) were as follows:

	December 31,
	2012	2011
	(In millions)
Currency translation adjustment	$36	$31
Unrealized gains on available-for-sale securities, net of income taxes of $0 and $1	1	2
Pension adjustment, net of income tax benefit of $(8) and $(7)	(11)	(12)
Total	$26	$21

All components of Accumulated other comprehensive income (loss) presented above are net of income taxes; however the currency translation adjustment presented above excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

There were no amounts of Accumulated other comprehensive income (loss) attributable to noncontrolling interests as of December 31, 2012 and 2011, or during the respective periods.

19.  Stock-Based Compensation

The PHH Corporation Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) governs awards of share based compensation.  The plan allows awards in the form of stock options, restricted stock units (“RSUs”), stock appreciation rights, and other stock- or cash-based awards.  Employees have been awarded stock options, service-based RSUs, performance-based RSUs and market-based RSUs to purchase shares of Common stock and performance-based restricted cash units to be settled in cash under the Plan.  RSUs granted entitle employees to receive one share of PHH Common stock upon the vesting of each RSU. The aggregate number of shares of PHH Common stock issuable under the Plan is 11,050,000.

The stock option awards have a maximum contractual term of ten years from the grant date. Service-based stock awards generally vest upon the fulfillment of a service condition ratably over a period of up to five years from the grant date.  Certain service-based stock awards provided for the possibility of accelerated vesting if certain performance criteria were achieved.  Performance-based stock awards require the fulfillment of a service condition and the achievement of certain operating performance criteria and vest between two and three years from the grant date if both conditions are met. The performance criteria may also impact the number of awards that may vest.  Market-based stock awards require the fulfillment of a service condition and the achievement of certain share price targets and vest three years from the grant date if both conditions are met.  All outstanding and unvested stock options and RSUs have vesting conditions pursuant to a change in control.

In addition, RSUs are granted to non-employee Directors as part of their compensation for services rendered as members of the Company’s Board of Directors. These RSUs vest immediately when granted. New shares of Common stock are issued to employees and Directors to satisfy the stock option exercise and RSU conversion obligations.

Compensation cost for service-based stock awards is generally recognized on a straight-line basis over the requisite service period, subject to ratable recognition of compensation cost for the portion of the award for which it is probable that the performance criteria will be achieved. Compensation cost for performance-based stock awards is recognized over the requisite service period for the portion of the award for which it is probable that the performance condition will be achieved. Compensation cost for market-based stock awards is recognized over the requisite service period, regardless if the market condition is met. Compensation cost for performance-based restricted cash units is recognized ratably over the service period when it is determined that the achievement of the targets is deemed probable. Compensation cost is recognized net of estimated forfeitures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes expense recognized related to stock-based compensation arrangements:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Stock-based compensation expense	$6	$7	$7
Income tax benefit related to stock-based compensation expense	(2)	(3)	(2)
Stock-based compensation expense, net of income taxes	$4	$4	$5

As of December 31, 2012, there was $14 million of total unrecognized compensation cost related to outstanding and unvested stock options and RSUs, of which $7 million would be recognized upon a change in control. As of December 31, 2012, there was $13 million of unrecognized compensation cost related to outstanding and unvested stock options and RSUs that are expected to vest and be recognized over a weighted-average period of 2.2 years.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2012:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In years)	(In millions)
Performance-Based Stock Options
Outstanding at January 1, 2012	11,480	$21.16
Forfeited or expired	(7,919)	21.16
Outstanding at December 31, 2012	3,561	$21.16	1.3	$—
Exercisable at December 31, 2012	3,561	$21.16	1.3	$—
Stock options vested and expected to vest	3,561	$21.16	1.3	$—
Service-Based Stock Options
Outstanding at January 1, 2012	1,642,616	$18.67
Granted	989,436	17.09
Exercised	(323,131)	16.59
Forfeited or expired	(493,744)	18.77
Outstanding at December 31, 2012	1,815,177	$18.15	7.5	$8
Exercisable at December 31, 2012	559,375	$19.46	4.1	$2
Stock options vested and expected to vest	1,770,981	$18.10	7.5	$7

Generally, options are granted with exercise prices at the fair market value of the Company’s shares of Common stock, which is considered equal to the closing share price on the date of grant.

The weighted-average grant-date fair value per stock option for awards granted during the years ended December 31, 2012, 2011 and 2010 was $8.68, $7.93 and $10.51, respectively.  The weighted-average grant-date fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected life (in years)	6.5	5.9	2.7
Risk-free interest rate	1.10%	1.40%	0.90%
Expected volatility	51.7%	51.3%	40.5%
Dividend yield	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected life of the stock options is estimated based on their vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on the historical volatility of the Company’s Common stock.

The intrinsic value of options exercised was $2 million and $3 million during the years ended December 31, 2012 and 2010, respectively. The amount was not significant during the year ended December 31, 2011.

Restricted Stock Units

The following tables summarize restricted stock unit activity for the year ended December 31, 2012:

		Weighted-
		Average
		Grant-
	Number of	Date Fair
	RSUs(1)	Value
Performance-Based & Market-Based RSUs
Outstanding at January 1, 2012	305,844	$14.63
Granted	502,453	6.69
Converted	(204,997)	13.79
Forfeited	(46,487)	16.34
Outstanding at December 31, 2012	556,813	$7.63
RSUs expected to be converted into shares of Common stock	534,411	$7.56
Service-Based RSUs
Outstanding at January 1, 2012	613,535	$16.69
Granted(2)	77,840	18.61
Converted	(199,151)	16.44
Forfeited	(60,193)	17.31
Outstanding at December 31, 2012	432,031	$17.06
RSUs expected to be converted into shares of Common stock	412,090	$17.13

______________

(1)	The performance criteria impact the number of awards that may vest. The number of RSUs related to these performance-based awards represents the expected number to be earned.

(2)	Includes 65,940 RSUs earned by non-employee Directors for services rendered as members of the Board of Directors.

In 2012, certain executives were awarded RSUs with market-based vesting conditions.  The weighted-average grant-date fair value per market-based RSU for awards granted during the year ended December 31, 2012 was $6.69.  The weighted-average grant-date fair value of these market-based RSUs was estimated using the Monte Carlo valuation model with the following assumptions:

Year Ended
December 31, 2012
Grant date stock price	$17.09
Risk-free interest rate	0.40%
Expected volatility	42.8%
Dividend yield	—

The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the RSUs.  The expected volatility was based on historical volatility of the Company’s Common stock.

The total fair value of RSUs converted into shares of Common stock during the years ended December 31, 2012, 2011 and 2010 was $5 million, $9 million and $10 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Fair Value Measurements

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

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of December 31, 2012 or 2011.

Recurring Fair Value Measurements

A discussion of the measurement of fair value for the assets and liabilities measured on a recurring basis are as follows:

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

Mortgage Loans Held for Sale.  The Company elected to record Mortgage loans held for sale (“MLHS”) at fair value.  This election is intended to both better reflect the underlying economics and eliminate the operational complexities of risk management activities related to MLHS and hedge accounting requirements.

For Level Two MLHS, fair value is estimated through a market approach by using either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to servicing rights and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. The Agency mortgage-backed security market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices exist for securities at the pass-through level, which are published on a regular basis. The Company has the ability to access this market and it is the market into which conforming mortgage loans are typically sold.

During the year ended December 31, 2012, certain Scratch and Dent (“S&D”) loans (as defined below), were transferred from Level Two to Level Three of the valuation hierarchy based on the lack of available observable market-based inputs.  Despite the consistency seen in the volume of trades of S&D loans, the type of demand for specific collateral has become more unique to investors in late 2012. The S&D population is primarily valued using internally-developed models based on characteristics of the respective loan populations.

As of December 31, 2012, Level Three MLHS include second lien and Scratch and Dent loans and are valued using a collateral based valuation model and a discounted cash flow model.

During the year ended December 31, 2011, certain Scratch and Dent, and non-conforming loans were transferred from Level Three to Level Two of the valuation hierarchy based on an increase in the availability of market data and increased trading activity, as well as an increase in the number of observable market participants and the number of non-distressed transactions.  In addition, during the year ended December 31, 2011, construction loans were transferred from Level Three to Level Two of the valuation hierarchy based on a change in the valuation approach to a collateral based valuation using Level Two inputs.  The change in valuation approach was made because the remaining population of construction loans consisted primarily of delinquent loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, Level Three MLHS include second lien and second lien Scratch and Dent loans and are valued using a discounted cash flow model.

The following table reflects the difference between the carrying amounts of Mortgage loans held for sale measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	December 31, 2012		December 31, 2011
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Mortgage loans held for sale:
Carrying amount	$2,174	$17	$2,658	$23
Aggregate unpaid principal balance	2,126	25	2,592	34
Difference	$48	$(8)	$66	$(11)

The following table summarizes the components of Mortgage loans held for sale:

	December 31,
	2012	2011
	(In millions)
First mortgages:
Conforming (1)	$1,966	$2,483
Non-conforming	143	109
Construction loans	—	4
Total first mortgages	2,109	2,596
Second lien	8	10
Scratch and Dent (2)	56	50
Other	1	2
Total	$2,174	$2,658

________________

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

Interest Rate Lock Commitments:  Interest rate lock commitments (“IRLCs”) are classified within Level Three of the valuation hierarchy. IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected net future cash flows related to servicing the mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan under the original terms of the agreement (or “pullthrough”).

The average pullthrough percentage used in measuring the fair value of IRLCs as of December 31, 2012 and 2011, was 74%. The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

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

Convertible Note-Related Agreements:  Derivative instruments related to the Convertible notes due in 2014 include conversion options and purchased options.  Convertible note-related agreements are classified within Level Three of the valuation hierarchy due to the inactive, illiquid market for the agreements.  The fair value of the conversion option and purchased options is determined using an option pricing model and is primarily impacted by changes in the market price and volatility of the Company’s Common stock. The convertible notes and related purchased options and conversion option are further discussed in Note 12, “Debt and Borrowing Arrangements”.

Foreign Exchange Contracts:  Foreign exchange contracts are classified within Level Two of the valuation hierarchy.  Foreign exchange contracts are used to mitigate the exchange risk associated with Canadian dollar denominated lease assets collateralizing U.S. dollar denominated borrowings.  The fair value of foreign exchange contracts is determined using current exchange rates.    As of December 31, 2012 and 2011, the Company did not hold any foreign exchange contracts.

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

The following summarizes certain information regarding the initial and ending capitalization rate of MSRs:

	Year Ended
	December 31,
	2012	2011
Initial capitalization rate of additions to MSRs	0.98%	1.33%

	December 31,
	2012	2011
Capitalization servicing rate	0.73%	0.82%
Capitalization servicing multiple	2.4	2.7
Weighted-average servicing fee (in basis points)	30	31

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	December 31,
	2012	2011
Weighted-average prepayment speed (CPR)	17%	18%
Option adjusted spread, in basis points	1,013	857
Weighted-average delinquency rate	6.8%	n/a

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	December 31, 2012
	Weighted-		Weighted-
	Average	Option	Average
	Prepayment	Adjusted	Delinquency
	Speed	Spread	Rate
		(In millions)
Impact on fair value of 10% adverse change	$(67)	$(39)	$(17)
Impact on fair value of 20% adverse change	(128)	(76)	(34)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securitized Mortgage Loans and Securitization Debt Certificates.  Securitized mortgage loans and securitization debt certificates are classified within Level Three of the valuation hierarchy. These instruments represent loans securitized and the related senior securitization certificates payable to third-parties through a securitization trust that is consolidated as a variable interest entity.  The fair values of these instruments are estimated using discounted cash flow models.   As discussed in Note 21, “Variable Interest Entities”, the Company sold the residual interests in 2012, and the related assets and liabilities were deconsolidated.

Assets and liabilities measured at fair value on a recurring basis were included in the Consolidated Balance Sheets as follows:

	December 31, 2012
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
			(In millions)
ASSETS
Restricted investments	$—	$121	$—	$—	$121
Mortgage loans held for sale	—	2,110	64	—	2,174
Mortgage servicing rights	—	—	1,022	—	1,022
Other assets—Derivative assets:
Interest rate lock commitments	—	—	140	—	140
Forward delivery commitments	—	15	—	(7)	8
Option contracts	—	2	—	—	2
MSR-related agreements	—	5	—	(5)	—
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	27	—	27
LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$1	$—	$1
Forward delivery commitments	—	19	—	(13)	6
MSR-related agreements	—	—	—	5	5
Convertible note-related agreements	—	—	27	—	27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
			(In millions)
ASSETS
Restricted investments	$—	$226	$—	$—	$226
Mortgage loans held for sale	—	2,641	17	—	2,658
Mortgage servicing rights	—	—	1,209	—	1,209
Other assets—Derivative assets:
Interest rate lock commitments	—	—	184	—	184
Forward delivery commitments	—	38	—	(32)	6
Option contracts	—	2	—	—	2
MSR-related agreements	—	6	—	(6)	—
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	4	—	4
Securitized mortgage loans	—	—	28	—	28
LIABILITIES
Debt:
Mortgage loan securitization debt certificates	$—	$—	$21	$—	$21
Other liabilities—Derivative liabilities:
Forward delivery commitments	—	127	—	(86)	41
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	4	—	4

	Year Ended December 31, 2012
			Interest			Mortgage loan
	Mortgage	Mortgage	rate lock		Securitized	securitization
	loans held	servicing	commitments,	Investment	mortgage	debt
	for sale	rights	net	securities	loans	certificates
	(In millions)
Balance, beginning of period	$17	$1,209	$184	$—	$28	$21
Realized and unrealized (losses) gains	(10)	(497)	1,461	(2)	—	—
Purchases	36	—	—	—	—	—
Issuances	8	310	—	—	—	—
Settlements	(40)	—	(1,506)	(5)	—	—
Transfers into Level Three	67	—	—	—	—	—
Transfers out of Level Three	(14)	—	—	—	—	—
Deconsolidation of entity(1)	—	—	—	7	(28)	(21)
Balance, end of period	$64	$1,022	$139	$—	$—	$—

_______________

(1)               In 2012, the Company sold its investment in the subordinated debt and residual interests of a Mortgage loan securitization trust that had been consolidated as a variable interest entity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2012, Transfers into Level Three represent the transfer of certain mortgage loans from Level Two based on the lack of available observable market-based inputs.

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Consolidated Statements of Operations as follows:

	Year Ended
	December 31,
	2012	2011
	(In millions)
Gain on mortgage loans, net:
Mortgage loans held for sale	$(13)	$(19)
Interest rate lock commitments	1,461	1,353
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	(497)	(733)
Mortgage interest income:
Mortgage loans held for sale	3	7
Securitized mortgage loans	—	5
Mortgage interest expense:
Mortgage securitization debt certificates	—	(5)
Other income:
Securitized mortgage loans	—	(6)
Mortgage securitization debt certificates	—	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized gains (losses) included in the Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Consolidated Balance Sheets were as follows:

	Year Ended December 31,
	2012	2011
	(In millions)
Gain on mortgage loans, net	$124	$181
Change in fair value of mortgage servicing rights	(223)	(510)
Other income	—	(3)

Fair Value of Other Financial Instruments

As of December 31, 2012 and 2011, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Total PHH Corporation stockholders’ equity. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents and Restricted cash and cash equivalents, the carrying value approximates fair value due to the short-term nature of such instruments.  These financial instruments are classified within Level One of the valuation hierarchy.

Debt.  As of December 31, 2012 and 2011, the total fair value of Debt was $7.0 billion and $6.8 billion, respectively, and substantially all of the debt is measured using Level Two inputs. For Level Two Debt as of December 31, 2012, fair value was estimated using the following valuation techniques: (i) $3.0 billion was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; (ii) $2.5 billion was measured using observable spreads and terms for recent pricing of similar instruments; and (iii) $1.5 billion was measured using a discounted cash flow model incorporating assumptions based on current market information available for similar debt instruments.

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

The allowance for probable losses associated with mortgage loans in foreclosure and the adjustment to record REO at their estimated net realizable value were based upon fair value measurements from Level Three of the valuation hierarchy.  During the years ended December 31, 2012 and 2011, total repurchase and foreclosure-related charges of $182 million and $80 million, respectively, were recorded in Other operating expenses, which include changes in the estimate of losses related to off-balance sheet exposure to loan repurchases and indemnifications in addition to the provision for valuation adjustments for mortgage loans in foreclosure and REO. See Note 15, “Credit Risk” for further discussion regarding the balances of mortgage loans in foreclosure, REO, and the off-balance sheet exposure to loan repurchases and indemnifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Variable Interest Entities

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

Assets and liabilities of significant consolidated variable interest entities are included in the Consolidated Balance Sheets as follows:

	December 31, 2012
		Chesapeake	FLRT and
	PHH Home	and D.L.	PHH Lease
	Loans	Peterson Trust	Receivables LP
	(In millions)
ASSETS
Cash	$59	$2	$—
Restricted cash(1)	4	186	59
Mortgage loans held for sale	716	—	—
Accounts receivable, net	17	73	—
Net investment in fleet leases	—	2,856	675
Property, plant and equipment, net	2	—	—
Other assets	20	12	7
Total assets	$818	$3,129	$741
Assets held as collateral(2)	$691	$3,114	$731
LIABILITIES
Accounts payable and accrued expenses	$25	$2	$8
Debt	629	2,771	662
Other liabilities	13	—	—
Total liabilities(3)	$667	$2,773	$670

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
		Chesapeake	FLRT and	Mortgage
	PHH Home	and D.L.	PHH Lease	Securitization
	Loans	Peterson Trust	Receivables LP	Trust
	(In millions)
ASSETS
Cash	$52	$2	$—	$—
Restricted cash(1)	2	262	49	—
Mortgage loans held for sale	476	—	—	—
Accounts receivable, net	21	58	—	—
Net investment in fleet leases	—	2,818	572	—
Property, plant and equipment, net	1	—	—	—
Other assets	18	8	12	28
Total assets	$570	$3,148	$633	$28
Assets held as collateral(2)	$463	$3,138	$610	$—
LIABILITIES
Accounts payable and accrued expenses	$21	$2	$13	$—
Debt	434	2,549	538	21
Other liabilities	9	—	—	—
Total liabilities(3)	$464	$2,551	$551	$21

______________

(1)	Represents amounts specifically designated to purchase assets, repay debt and/or provide over-collateralization related to vehicle management asset-backed debt arrangements.

(2)	Represents amounts not available to pay the Company’s general obligations. See Note 12, “Debt and Borrowing Arrangements” for further information.

(3)	Excludes intercompany payables.

In addition to the assets and liabilities of significant variable interest entities that were consolidated as outlined above, the Company had the following involvement with these entities as of and for the year ended December 31:

	Net income (loss)(1)
	2012	2011	2010
	(In millions)
PHH Home Loans	$111	$46	$46
Chesapeake and D.L. Peterson Trust	58	53	40
FLRT and PHH Lease Receivables LP	11	7	(3)
Mortgage Securitization Trust (2)	—	(3)	3

	PHH Corporation		Intercompany
	Investment(3)		receivable (payable)(3)
	2012	2011	2012	2011
	(In millions)
PHH Home Loans	$57	$57	$22	$14
Chesapeake and D.L. Peterson Trust	766	761	(238)	27
FLRT and PHH Lease Receivables LP	107	96	(36)	(14)
Mortgage Securitization Trust	—	7	—	—

______________

(1)	Includes adjustments for the elimination of intercompany transactions.

(2)	In 2012, the Company sold its investment in the subordinated debt and residual interest of a Mortgage loan securitization trust that had been consolidated as a variable interest entity.

(3)	Amounts are eliminated in the Consolidated Balance Sheets.

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

During the years ended December 31, 2012, 2011 and 2010, PHH Home Loans originated residential mortgage loans of $12.1 billion, $9.6 billion and $10.5 billion, respectively, and PHH Home Loans brokered or sold $6.0 billion, $6.2 billion and $7.9 billion, respectively, of mortgage loans to the Company under the terms of a loan purchase agreement.  For the year ended December 31, 2012, approximately 25% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 87% were originated by PHH Home Loans.  As of December 31, 2012, the Company had outstanding commitments to purchase or fund $739 million of mortgage loans and lock commitments expected to result in closed mortgage loans from PHH Home Loans.

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

PHH Home Loans is financed through equity contributions, sales of mortgage loans to PHH Mortgage and other investors, and secured and unsecured subordinated indebtedness. The Company did not make any capital contributions to support the operations of PHH Home Loans during the years ended December 31, 2012, 2011 and 2010.  The Company maintains an unsecured subordinated Intercompany Line of Credit with PHH Home Loans with $60 million in available capacity as of December 31, 2012.  This indebtedness is not collateralized by the assets of PHH Home Loans. The Company has extended the subordinated financing to increase PHH Home Loans’ capacity to fund mortgage loans and to support certain covenants of the entity. There were no borrowings outstanding under this Intercompany Line of Credit as of December 31, 2012 or 2011.

Subject to certain regulatory and financial covenant requirements, net income generated by PHH Home Loans is distributed quarterly to its members pro rata based upon their respective ownership interests. PHH Home Loans may also require additional capital contributions from the Company and Realogy under the terms of the Operating Agreement if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of PHH Home Loans or its subsidiaries. Distributions received from PHH Home Loans were $42 million, $20 million and $11 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Pursuant to the PHH Home Loans Operating Agreement, Realogy has the right to terminate the Strategic Relationship Agreement and terminate this venture upon the occurrence of certain events. If Realogy were to terminate its exclusivity obligations with respect to the Company or terminate this venture, it could have a material adverse impact on the Company’s business, financial position, results of operations or cash flows. In addition, beginning on February 1, 2015, Realogy will have the right at any time upon two years’ notice to us to terminate its interest in PHH Home Loans. If Realogy were to terminate PHH Home Loans or their other arrangements with the Company, including the exclusivity arrangement, most, if not all, of the mortgage loan originations, Net revenues and Segment profit (loss) of our Mortgage Production segment derived from Realogy’s affiliates, would not continue.  This loss would have a material adverse effect on our overall business and our consolidated financial position, results of operations, cash flows and liquidity. Upon Realogy’s termination of the agreement, Realogy will have the option either to require that PHH purchase their interest in PHH Home Loans at fair value, plus, in certain cases, liquidated damages, or to cause the Company to sell its interest in PHH Home Loans to a third party designated by Realogy at fair value plus, in certain cases, liquidated damages. In the case of a termination by Realogy following a change in control of PHH, the Company may be required to make a cash payment to Realogy in an amount equal to PHH Home Loans’ trailing 12 months net income multiplied by the greater of (i) the number of years remaining in the first 12 years of the term of the agreement or (ii) two years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain capital transactions are executed between the Company and Chesapeake whereby the Company makes contributions to Chesapeake for increased escrow requirements, debt issuance costs and additional paydown of outstanding notes of Chesapeake.  During the years ended December 31, 2012, 2011 and 2010, these contributions were $5 million, $10 million, and $2 million, respectively.  Distributions received from Chesapeake were $38 million, $33 million and $27 million during the years December 31, 2012, 2011 and 2010, respectively.  For the year ended December 31, 2012, the increase in Intercompany receivable reflects the release of cash from overcollateralization from leveraging prior asset-backed debt arrangements that is pending distribution to the Company.

In accordance with the Amended and Restated Servicer Agreement, the Company acts as a servicer for Chesapeake Finance and DLPT and in accordance with the Administrative Agreement, the Company acts as an administrator of the entities.  The Company received related fees from Chesapeake of $6 million, $6 million and $7 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Certain FLRT debt transactions are structured whereby subsidiaries of the Company contribute the beneficial ownership in vehicles under lease to PHH Fleet Lease Receivables LP and receive distributions upon the issuance of the debt by FLRT.  During the years ended December 31, 2012 and 2011, the Company and its subsidiaries contributed $379 million and $349 million of vehicles to PHH Fleet Lease Receivables LP, respectively and received distributions of $380 million and $339 million, respectively.

The Company acts as initial servicer, collections agent and financial services agent of FLRT and PHH Fleet Lease Receivables LP.  Related fees of $1 million were paid to the Company by FLRT during each of the years ended December 31, 2012 and 2011.

Mortgage Loan Securitization Trust

As a result of the adoption of updates to ASC 810 and ASC 860 as of January 1, 2010, a mortgage loan securitization trust that previously met the qualifying special purpose entity scope exception was consolidated. The Company held subordinate debt certificates of the trust with a fair value of $7 million as of December 31, 2011 and received distributions of $2 million for the year ended December 31, 2011.

In 2012, the Company sold the residual interests in a mortgage securitization trust that had been consolidated as a VIE.  As a result, the Company is no longer the primary beneficiary of the VIE and the assets and liabilities of the trust were deconsolidated from the Consolidated Balance Sheets.  The loss on the sale of these residual interests was not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Related Party Transactions

Certain Business Relationships

Thomas P. (Todd) Gibbons, one of the Company’s Directors effective July 1, 2011, is Vice Chairman and Chief Financial Officer of the Bank of New York Mellon Corporation, the Bank of New York Mellon, and BNY Mellon, N.A. (collectively “BNY Mellon”).  The Company has certain relationships with BNY Mellon, including financial services, commercial banking and other transactions. BNY Mellon participates as a lender in several of the Company’s credit facilities, functions as the custodian for loan files, and functions as the indenture trustee on the Convertible notes due in 2014 and 2017, and the Senior notes due in 2016 and 2019, as well as several of the Vehicle management asset-backed debt facilities.  The Company also executes forward loan sales agreements and interest rate contracts with BNY Mellon.  These transactions were entered into in the ordinary course of business upon terms, including interest rate and collateral, substantially the same as those prevailing at the time. The fees paid to BNY Mellon, including interest expense, during the years ended December 31, 2012 and 2011 were not significant.

23.  Segment Information

Operations are conducted through three business segments: Mortgage Production, Mortgage Servicing and Fleet Management Services.

■                 Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

■                 Mortgage Servicing — performs servicing activities for originated and purchased loans.

■                 Fleet Management Services — provides commercial fleet management services.

Certain income and expenses not allocated to the three reportable segments and intersegment eliminations are reported under the heading Other.  The operations of the Mortgage Production and Mortgage Servicing segments are located in the U.S, and the operations of the Fleet Management Services segment are located in the U.S. and Canada.

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

Segment results for the year ended and as of December 31, were as follows:

	Total Assets
	2012	2011
	(In millions)
Mortgage Production segment	$2,587	$3,085
Mortgage Servicing segment	1,791	2,018
Fleet Management Services segment	4,502	4,337
Other	723	337
Total	$9,603	$9,777

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Net Revenues			Segment Profit (Loss)(3)
	2012	2011	2010	2012	2011	2010
	(In millions)
Mortgage Production segment(1)	$1,234	$914	$911	$416	$258	$268
Mortgage Servicing segment	(106)	(343)	(63)	(462)	(557)	(241)
Fleet Management Services segment	1,617	1,646	1,593	87	75	63
Other(2)	(2)	(3)	(3)	(13)	(3)	(3)
Total	$2,743	$2,214	$2,438	$28	$(227)	$87

____________

(1)             For the year ended December 31, 2011, Net revenues and segment profit for the Mortgage Production segment includes a $68 million gain on the 50.1% sale of the equity interests in the Company’s appraisal services business.

(2)             For the year ended December 31, 2012, Other primarily represents the loss on the early retirement of the Medium-term notes due in 2013 which was not allocated to the reportable segments.

(3)             The following is a reconciliation of Income (loss) before income taxes to segment profit (loss):

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Income (loss) before income taxes	$87	$(202)	$115
Less: net income attributable to noncontrolling interest	59	25	28
Segment profit (loss)	$28	$(227)	$87

	Interest Income			Interest Expense
	2012	2011	2010	2012	2011	2010
	(In millions)
Mortgage Production segment	$84	$101	$97	$150	$125	$113
Mortgage Servicing segment	9	15	15	62	76	69
Fleet Management Services segment	3	3	2	70	82	94
Other	(2)	(2)	(2)	(2)	(2)	(2)
Total	$94	$117	$112	$280	$281	$274

	Depreciation on Operating Leases			Other Depreciation and Amortization
	2012	2011	2010	2012	2011	2010
	(In millions)
Mortgage Production segment	$—	$—	$—	$7	$9	$10
Mortgage Servicing segment	—	—	—	—	1	1
Fleet Management Services segment	1,212	1,223	1,224	10	11	11
Other	—	—	—	8	4	—
Total	$1,212	$1,223	$1,224	$25	$25	$22

Amounts attributable to the domestic and foreign operations of our Fleet management services segment for the year ended and as of December 31, were as follows:

	Total Assets		Net Revenues
	2012	2011	2012	2011	2010
	(In millions)
Domestic	$3,534	$3,528	$1,295	$1,352	$1,378
Foreign (Canada)	968	809	322	294	215
Fleet Management Services Segment	$4,502	$4,337	$1,617	$1,646	$1,593

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  Selected Quarterly Financial Data—(unaudited)

The following tables present selected unaudited quarterly financial data:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
	(In millions, except per share data)
Net revenues	$777	559	624	$783
Income (loss) before income taxes	124	(80)	(56)	99
Net income (loss)	85	(42)	(23)	73
Net income (loss) attributable to PHH Corporation	75	(57)	(42)	58
Basic earnings (loss) per share attributable to PHH Corporation	$1.32	$(1.00)	$(0.74)	$1.01
Diluted earnings (loss) per share attributable to PHH Corporation	1.30	(1.00)	(0.74)	0.89

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
	(In millions, except per share data)
Net revenues	$665	$516	$384	$649
Income (loss) before income taxes	85	(66)	(242)	21
Net income (loss)	52	(37)	(138)	21
Net income (loss) attributable to PHH Corporation	49	(41)	(148)	13
Basic earnings (loss) per share attributable to PHH Corporation	$0.87	$(0.73)	$(2.62)	$0.22
Diluted earnings (loss) per share attributable to PHH Corporation	0.84	(0.73)	(2.62)	0.22

PHH CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 31,
	2012	2011	2010
Revenues
Net revenues from consolidated subsidiaries	$279	$254	$143
Interest income	1	4	1
Net revenues	280	258	144

Expenses
Salaries and related expenses	77	71	16
Interest expense	134	128	105
Other depreciation and amortization	8	4	—
Other operating expenses	74	59	26
Total expenses	293	262	147
Loss before income taxes and equity in (loss) earnings of subsidiaries	(13)	(4)	(3)
Benefit from income taxes	(6)	(3)	(2)
Loss before equity in earnings (loss) of subsidiaries	(7)	(1)	(1)
Equity in earnings (loss) of subsidiaries	41	(126)	49
Net income (loss)	$34	$(127)	$48
Other comprehensive income (loss), net of tax:
Currency translation adjustment	5	(5)	9
Change in unrealized gains on available-for-sale securities, net	(1)	1	1
Change in unfunded pension liability, net	1	(4)	—
Total other comprehensive income (loss), net of tax:	5	(8)	10
Total comprehensive income (loss)	$39	$(135)	$58

PHH CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION

CONDENSED BALANCE SHEETS

(In millions)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$634	$307
Restricted cash and cash equivalents	23	—
Accounts receivable	4	—
Due from consolidated subsidiaries	696	1,166
Investment in consolidated subsidiaries	1,244	1,242
Property, plant and equipment, net	21	21
Other assets	183	270
Total assets	$2,805	$3,006

LIABILITIES AND EQUITY
Debt	$1,156	$1,339
Other liabilities	123	225
Total liabilities	1,279	1,564
Commitments and contingencies	—	—

EQUITY
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	1,127	1,082
Retained earnings	372	338
Accumulated other comprehensive income	26	21
Total PHH Corporation stockholders’ equity	1,526	1,442
Total liabilities and equity	$2,805	$3,006

PHH CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2012	2011	2010

Net cash provided by operating activities	$115	$62	$75

Cash flows from investing activities:
Purchases of property, plant and equipment	(6)	(5)	(5)
Increase in restricted cash	(23)	—	—
Dividends from consolidated subsidiaries	40	7	46
Net cash provided by investing activities	11	2	41

Cash flows from financing activities:
Net cash provided by consolidated subsidiaries	373	50	—
Proceeds from unsecured borrowings	518	1,304	3,482
Principal payments on unsecured borrowings	(671)	(1,205)	(3,498)
Issuances of common stock	5	8	10
Cash paid for debt issuance costs	(19)	(2)	(19)
Other, net	(5)	(4)	(1)
Net cash provided by (used in) financing activities	201	151	(26)
Net increase in Cash and cash equivalents	327	215	90
Cash and cash equivalents at beginning of period	307	92	2
Cash and cash equivalents at end of period	$634	$307	$92

PHH CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	PHH Corporation and Subsidiaries			PHH Corporation
	2012	2011	2010	2012	2011	2010
	(In millions)
Deferred tax valuation allowance:
Balance, beginning of period	$44	$54	$70	$7	$6	$8
Additions:
Charged to costs and expenses	2	6	2	—	—	—
Charged to other accounts	(8)	(16)	(18)	—	1	(2)
Reductions	(8)	—	—	(1)	—	—
Balance, end of period	$30	$44	$54	$6	$7	$6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2012, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report which is included in this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the internal control over financial reporting of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 28, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item and not otherwise set forth below is incorporated herein by reference to the information under the headings “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board” in our definitive Proxy Statement related to our 2013 Annual Meeting of Stockholders, which we expect to file with the Commission, pursuant to Regulation 14A, no later than 120 days after December 31, 2012 (the “2013 Proxy Statement”).

EXECUTIVE OFFICERS

All executive officers are appointed by and serve at the pleasure of the Board of Directors.  Executive officers as of February 19, 2013, and ages of officers at December 31, 2012, were as follows:

Glen A. Messina, age 51, President and Chief Executive Officer since January 2012.  Mr. Messina served as our Chief Operating Officer from July 2011 to December 2011.  Prior to joining PHH, Mr. Messina spent 17 years at General Electric Company (“GE”) most recently as Chief Executive Officer of GE Chemical and Monitoring Solutions, a global water and process specialty chemicals services business, from 2008 until July 2011.  Previously, Mr. Messina served as Chief Financial Officer of GE Water and Process Technologies from 2007 to 2008 and Chief Financial Officer of GE Equipment Services from 2002 to 2007.  Prior thereto, Mr. Messina served in various other senior level positions at GE including, at GE Capital Mortgage Corporation, Chief Executive Officer from 1998 to 2000 and Chief Financial Officer from 1996 to 1998.

Robert B. Crowl, age 49, Executive Vice President and Chief Financial Officer since May 2012.  Prior to joining PHH, Mr. Crowl served as Executive Vice President and CFO at Sun Bancorp, Inc. and its wholly owned subsidiary, Sun National Bank from March 2010 to April 2012.   Prior to that, Mr. Crowl spent more than 10 years at National City Corporation from November 1998 to March 2009 serving most recently as Executive Vice President and Chief Operating Officer of National City Mortgage. Additionally, during his tenure at National City, Mr. Crowl held various other senior level positions including, Senior Vice President and Corporate Comptroller and Senior Vice President of Asset/Liability.

George J. Kilroy, age 65, Executive Vice President, Fleet since March 2001.  Previously, Mr. Kilroy served as Senior Vice President, Business Development from May 1997 to March 2001. Mr. Kilroy began his career at PHH in 1976, serving in various other positions including the Head of Diversified Services and Financial Services.

David E. Tucker, age 52, Executive Vice President, Mortgage since May 2012. Prior to joining PHH, Mr. Tucker founded Tucker Group, LLC, an advisory firm, and served as Principal from June 2011 to May 2012.  In addition, Mr. Tucker served as a Senior Advisor and Consulting Partner with Excelar Group, LLC, a consulting firm, from September 2010 to May 2012.  Previously, Mr. Tucker spent 25 years at GE, most recently as Chief Operating Officer of GE Oil & Gas – Drilling & Productions Systems from January 2007 to May 2009.  Mr. Tucker also served as General Manager of Power Services at GE Energy from January 2005 to December 2006 and General Manager of Global Business Development at GE Energy from January 2001 to December 2004.  Earlier in his career at GE, Mr. Tucker served in various other senior level positions within GE Capital Services, including Chief Financial Officer of Vendor Financial Services, the company’s private label commercial finance unit, and also served on the GE Corporate Audit Staff.

Richard J. Bradfield, age 43, Senior Vice President and Treasurer since March 2012. Mr. Bradfield also serves as Senior Vice President, Capital Markets for PHH Mortgage, a position he has held since January 2005.  Mr. Bradfield began his career at Cendant Mortgage (now PHH Mortgage Corporation) in July 1992 and has held numerous positions with PHH Mortgage at varying levels, including serving as Vice President of Risk Management from November 1999 to January 2005.

William F. Brown, age 55, Senior Vice President, General Counsel and Secretary since February 2005. Mr. Brown began his career at Cendant Mortgage (now PHH Mortgage Corporation) in November 1985.  Mr. Brown has held numerous positions with PHH Mortgage at varying levels throughout his career, including serving most recently served as Senior Vice President and General Counsel from June 1999 to February 2011.

Jonathan T. McGrain, age 49, Senior Vice President, Corporate Communications since January 2010. Prior to joining PHH, Mr. McGrain served as Communications Counsel of Catinat Group, Ltd from January 2008 to January 2010.  Previously, Mr. McGrain served as Director of Marketing and Communications at VinaCapital Investment Management, Ltd from April 2007 to December 2007.  Prior to that, Mr. McGrain served as Senior Vice President, Marketing and Communications of Clayton Holdings from August 2006 to March 2007, and as Senior Vice President, Corporate Communications of Radian Group Inc from June 1999 to February 2006.

Kathryn M. Ruggieri, age 59 Senior Vice President, Chief Human Resources Officer, since January 2013. From June 2010 through December 2012, Ms. Ruggieri served as our Vice President of Talent Management and Organization Effectiveness. Prior to joining PHH, Ms. Ruggieri served as Vice President of Talent Management and Organizational Development at Drexel University from September 2006 through July 2009.  From July 2005 through August 2006, Ms. Ruggieri served as Director of Organizational Development at MedQuist. Earlier in her career, Ms. Ruggieri served as Vice President of Executive Development and Diversity for Unisys Corporation.

Item 11.  Executive Compensation

Information required under this Item is incorporated herein by reference to the information under the headings “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” in our 2013 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is incorporated herein by reference to the information under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” and “Board of Directors—Independence of the Board of Directors” in our 2013 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

Information required under this Item is incorporated herein by reference to the information under the heading “Principal Accountant Fees and Services” in our 2013 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2013.

PHH CORPORATION

By:	/s/ GLEN A. MESSINA
Name: Glen A. Messina
Title: President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Glen A. Messina, Robert B. Crowl and William F. Brown, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of PHH Corporation, any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ GLEN A. MESSINA Glen A. Messina	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ ROBERT B. CROWL Robert B. Crowl	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2013

/s/ JAMES O. EGAN James O. Egan	Non-Executive Chairman of the Board of Directors	February 28, 2013

/s/ JON A. BOSCIA	Director	February 28, 2013
Jon A. Boscia

/s/ JANE D. CARLIN	Director	February 28, 2013
Jane D. Carlin

/s/ THOMAS P. GIBBONS	Director	February 28, 2013
Thomas P. Gibbons

/s/ ALLAN Z. LOREN	Director	February 28, 2013
Allan Z. Loren

/s/ GREGORY J. PARSEGHIAN	Director	February 28, 2013
Gregory J. Parseghian

/s/ CHARLES P. PIZZI	Director	February 28, 2013
Charles P. Pizzi

/s/ DEBORAH M. REIF	Director	February 28, 2013
Deborah M. Reif

/s/ CARROLL R. WETZEL, JR.	Director	February 28, 2013
Carroll R. Wetzel, Jr.

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2	Articles Supplementary.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.3	Articles of Amendment	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2009.

3.4	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 1, 2011.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

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

4.3	Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt not being registered.	Filed herewith.

4.4‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.5	Trust Indenture made as of November 16, 2009, between Fleet Leasing Receivables Trust, BNY Trust Company of Canada, as issuer trustee, and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

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

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit No.	Description	Incorporation by Reference

10.3.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

10.4	Form of Amended and Restated Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2012.

10.4.1†	PHH Corporation Unanimous Written Consent of the Board of Directors effective August 18, 2010.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2010.

10.4.2†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

Exhibit No.	Description	Incorporation by Reference

10.4.3†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

10.4.4†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.4.5†	First Amendment to the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, effective August 18, 2010.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2010.

10.4.6†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.4.7†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.4.8†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.4.9†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.4.10†	Letter Agreement between PHH Corporation and Alvarez & Marsal North America, LLC dated March 1, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2011.

10.4.11†	Separation Agreement by and between Sandra Bell and PHH Corporation dated as of May 6, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2011.

10.4.12†	Form of Restrictive Covenant Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 18, 2011.

10.4.13†	Form of 2011 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 18, 2011.

10.4.14†‡‡	Form of 2011 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.6.16 to our Annual Report on Form 10-K filed on February 28, 2012.

10.4.15†	Form of 2012 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2012.

10.4.16†	Form of 2012 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 24, 2012.

10.4.17†	Separation Agreement between PHH Corporation and Jerome J. Selitto dated as of April 30, 2012.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 1, 2012.

10.4.18†	Restrictive Covenant Agreement between PHH Corporation and Robert B. Crowl dated as of May 9, 2012.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2012.

Exhibit No.	Description	Incorporation by Reference

10.4.19†	Restrictive Covenant Agreement between PHH Corporation and David E. Tucker dated as of May 25, 2012.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2012.

10.4.20†	Separation Agreement between PHH Corporation and Luke Hayden dated as of June 25, 2012.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2012.

10.4.21†	Form of Restrictive Covenant Agreement	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2012.

10.4.22†	Form of 2012 Performance Restricted Stock Unit Award Notice and Agreement	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 3, 2012.

10.4.23†	Form of 2012 Non-Qualified Stock Option Award Notice and Agreement	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 3, 2012.

10.4.24†	PHH Corporation Tier I Severance Pay Plan	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 3, 2012.

10.5	Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated December 15, 2011.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2011.

10.5.1	Amendment No. 1 to Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated April 27, 2012.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 1, 2012.

10.5.2	Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated November 27, 2012.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 27, 2012.

10.6	Underwriting Agreement, dated August 9, 2012, by and between PHH Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Underwriters.	Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 14, 2012.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney	Incorporated by reference to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit No.	Description	Incorporation by Reference

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.