Form 10-Q
period 2013-03-31
PHH CORP
filed 2013-05-02
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 24, 2013, 57,098,148 shares of PHH common stock were outstanding.

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

•            our expectations of the impacts of regulatory changes on our businesses;

•            our expectations regarding improvements in our systems and processes, including our information technology infrastructure and systems;

•            future origination volumes and loan margins in the mortgage industry;

•            our belief that sources of liquidity will be adequate to fund operations;

•            mortgage repurchase and indemnification requests and associated reserves and provisions; and

•            our assessment of legal proceedings and associated reserves and provisions.

Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part I—Item 1A. Risk Factors” in our 2012 Form 10-K and those factors described below:

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2013	2012
REVENUES
Mortgage fees	$79	$80
Fleet management fees	43	47
Net fee income	122	127
Fleet lease income	332	336
Gain on mortgage loans, net	187	230
Mortgage interest income	20	25
Mortgage interest expense	(48)	(55)
Mortgage net finance expense	(28)	(30)
Loan servicing income	108	121
Change in fair value of mortgage servicing rights	5	(21)
Net derivative loss related to mortgage servicing rights	(16)	(5)
Valuation adjustments related to mortgage servicing rights, net	(11)	(26)
Net loan servicing income	97	95
Other income	20	19
Net revenues	730	777

EXPENSES
Salaries and related expenses	159	136
Occupancy and other office expenses	15	14
Depreciation on operating leases	302	301
Fleet interest expense	15	17
Other depreciation and amortization	7	6
Other operating expenses	136	179
Total expenses	634	653
Income before income taxes	96	124
Income tax expense	32	39
Net income	64	85
Less: net income attributable to noncontrolling interest	12	10
Net income attributable to PHH Corporation	$52	$75
Basic earnings per share attributable to PHH Corporation	$0.90	$1.32
Diluted earnings per share attributable to PHH Corporation	$0.79	$1.30

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2013	2012
Net income	$64	$85

Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(5)	4
Change in unrealized gains on available-for-sale securities, net	—	(1)
Change in unfunded pension liability, net	—	1
Total other comprehensive (loss) income, net of tax	(5)	4

Total comprehensive income	59	89
Less: comprehensive income attributable to noncontrolling interest	12	10
Comprehensive income attributable to PHH Corporation	$47	$79

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In millions, except share data)

	March 31,	December 31,
	2013	2012

ASSETS
Cash and cash equivalents	$927	$829
Restricted cash, cash equivalents and investments (including $114 and $121 of available-for-sale securities at fair value)	402	425
Mortgage loans held for sale	1,732	2,174
Accounts receivable, net	742	797
Net investment in fleet leases	3,678	3,636
Mortgage servicing rights	1,101	1,022
Property, plant and equipment, net	79	79
Goodwill	25	25
Other assets	570	616
Total assets (1)	$9,256	$9,603

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$502	$562
Debt	6,209	6,554
Deferred taxes	650	622
Other liabilities	287	303
Total liabilities (1)	7,648	8,041
Commitments and contingencies (Note 12)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 57,089,341 shares issued and outstanding at March 31, 2013; 56,975,991 shares issued and outstanding at December 31, 2012	1	1
Additional paid-in capital	1,129	1,127
Retained earnings	424	372
Accumulated other comprehensive income	21	26
Total PHH Corporation stockholders’ equity	1,575	1,526
Noncontrolling interest	33	36
Total equity	1,608	1,562
Total liabilities and equity	$9,256	$9,603

See accompanying Notes to Condensed Consolidated Financial Statements.

Continued.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)
(In millions)

(1)         The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle their obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	March 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$98	$66
Restricted cash, cash equivalents and investments	238	249
Mortgage loans held for sale	552	730
Accounts receivable, net	79	90
Net investment in fleet leases	3,578	3,531
Property, plant and equipment, net	2	2
Other assets	42	39
Total assets	$4,589	$4,707

LIABILITIES
Accounts payable and accrued expenses	$35	$36
Debt	3,952	4,074
Other liabilities	15	13
Total liabilities	$4,002	$4,123

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In millions, except share data)

	PHH Corporation Stockholders’ Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Three Months Ended March 31, 2013

Balance at December 31, 2012	56,975,991	$1	$1,127	$372	$26	$36	$1,562

Total comprehensive income (loss)	—	—	—	52	(5)	12	59
Distributions to noncontrolling interest	—	—	—	—	—	(15)	(15)
Stock compensation expense	—	—	2	—	—	—	2
Stock issued under share-based payment plans	113,350	—	(1)	—	—	—	(1)
Recognition of deferred taxes related to Convertible notes	—	—	1	—	—	—	1

Balance at March 31, 2013	57,089,341	$1	$1,129	$424	$21	$33	$1,608

Three Months Ended March 31, 2012

Balance at December 31, 2011	56,361,155	$1	$1,082	$338	$21	$19	$1,461

Total comprehensive income	—	—	—	75	4	10	89
Distributions to noncontrolling interest	—	—	—	—	—	(14)	(14)
Stock compensation expense	—	—	1	—	—	—	1
Stock issued under share-based payment plans	284,578	—	(2)	—	—	—	(2)
Conversion option related to Convertible note issuance, net	—	—	33	—	—	—	33
Recognition of deferred taxes related to Convertible notes	—	—	1	—	—	—	1

Balance at March 31, 2012	56,645,733	$1	$1,115	$413	$25	$15	$1,569

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$64	$85
Adjustments to reconcile Net income to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(74)	(108)
Net loss on mortgage servicing rights and related derivatives	11	26
Vehicle depreciation	302	301
Other depreciation and amortization	7	6
Origination of mortgage loans held for sale	(7,845)	(10,784)
Proceeds on sale of and payments from mortgage loans held for sale	8,506	12,012
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(194)	(264)
Deferred income tax expense	29	36
Other adjustments and changes in other assets and liabilities, net	27	133
Net cash provided by operating activities	833	1,443
Cash flows from investing activities:
Investment in vehicles	(447)	(481)
Proceeds on sale of investment vehicles	77	92
Net cash paid on derivatives related to mortgage servicing rights	(21)	(5)
Purchases of property, plant and equipment	(11)	(6)
Purchases of restricted investments	(51)	(49)
Proceeds from sales and maturities of restricted investments	58	70
Decrease in restricted cash and cash equivalents	15	39
Other, net	1	19
Net cash used in investing activities	(379)	(321)
Cash flows from financing activities:
Proceeds from secured borrowings	12,755	17,663
Principal payments on secured borrowings	(13,093)	(18,495)
Proceeds from unsecured borrowings	—	243
Principal payments on unsecured borrowings	—	(51)
Cash paid for debt issuance costs	(2)	(7)
Other, net	(16)	(14)
Net cash used in financing activities	(356)	(661)
Effect of changes in exchange rates on Cash and cash equivalents	—	—
Net increase in Cash and cash equivalents	98	461
Cash and cash equivalents at beginning of period	829	414
Cash and cash equivalents at end of period	$927	$875

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

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, which is commonly referred to as GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2012 Form 10-K.

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

CHANGES IN ACCOUNTING POLICIES

Comprehensive Income.  In February 2013, the FASB issued ASU 2013-2, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”.  This update to the comprehensive income guidance requires additional disclosure about the amounts reclassified out of Accumulated other comprehensive income, including disclosing the amounts that impact each line item in the Statement of Operations within a reporting period.  This update enhances the disclosure requirements for amounts reclassified out of Accumulated other comprehensive income but will not impact the Company’s financial position, results of operations or cash flows. The Company adopted the new accounting guidance prospectively effective January 1, 2013.  The updated disclosures are included in Note 13. “Accumulated Other Comprehensive Income”.

Intangibles. In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. This update amends the current guidance on testing indefinite-lived intangibles for impairment and allows for the option to first assess qualitative factors to determine whether the existence of events and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

circumstances indicates that it is more likely than not that the indefinite-lived intangibles are impaired. If it is more likely than not that the indefinite-lived intangibles are impaired, the entity is required to determine the fair value of the indefinite-lived intangibles and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company adopted the new accounting guidance effective January 1, 2013 and the guidance will be incorporated prospectively when performing impairment tests for intangible assets.

Offsetting Assets and Liabilities.  In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”.  This update requires disclosure of both gross and net information about instruments and transactions in the scope of these pronouncements.  Subsequently in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” which limited the disclosures to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with current derivative and netting guidance, or subject to a master netting arrangement or similar agreement.   The Company adopted the new accounting guidance retrospectively effective January 1, 2013.  The updated disclosures are included in Note 5, “Derivatives”.

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

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of any contingently issuable securities where the contingency has not been met and the effect of securities that would be anti-dilutive.  Anti-dilutive securities may include:

•                  outstanding stock-based compensation awards representing shares from restricted stock units and stock options;

•                  stock assumed to be issued related to convertible notes; and

•                  sold warrants related to the Company’s Convertible notes due 2014.

The computation also excludes shares related to the assumed issuance of the Convertible notes due 2014 and related purchased options as they are currently to be settled only in cash. Shares associated with anti-dilutive securities are outlined in the table below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculations of basic and diluted earnings per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(In millions, except share and per share data)
Net income attributable to PHH Corporation	$52	$75

Weighted-average common shares outstanding — basic	57,248,825	56,657,040
Effect of potentially dilutive securities:
Share-based payment arrangements(1)	239,361	224,084
Conversion of debt securities	8,297,949	841,111
Weighted-average common shares outstanding — diluted	65,786,135	57,722,235

Basic earnings per share attributable to PHH Corporation	$0.90	$1.32
Diluted earnings per share attributable to PHH Corporation	$0.79	$1.30
Anti-dilutive securities excluded from the computation of dilutive securities:
Outstanding stock-based compensation awards	479,323	1,576,342

(1)             Represents incremental shares from restricted stock units and stock options.  For the three months ended March 31, 2013 and 2012, excludes 719,606 shares and 267,355 shares, respectively, that are contingently issuable for which the contingency has not been met.

3.  Restricted Cash, Cash Equivalents and Investments

The following table summarizes Restricted cash, cash equivalents and investment balances:

	March 31,	December 31,
	2013	2012
	(In millions)
Restricted cash and cash equivalents	$288	$304
Restricted investments, at fair value	114	121
Total	$402	$425

The restricted cash related to our reinsurance activities is invested in certain debt securities as permitted under the reinsurance agreements.  The restricted investments are classified as available-for-sale securities and remain in trust for capital fund requirements and potential reinsurance losses.

The following tables summarize Restricted investments, at fair value:

	March 31, 2013
					Weighted-
					average
	Amortized	Fair	Unrealized	Unrealized	remaining
	Cost	Value	Gains	Losses	maturity
	(In millions)
Corporate securities	$36	$37	$1	$—	26 mos.
Agency securities (1)	36	36	—	—	32 mos.
Government securities	41	41	—	—	20 mos.
Total	$113	$114	$1	$—	26 mos.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended March 31, 2013, the amount of realized gains and losses from the sale of available-for-sale securities was not significant.  During the three months ended March 31, 2012, realized gains of $1 million from the sale of available-for-sale securities were recorded, and realized losses were not significant.

4.  Transfers and Servicing of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae, or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: servicing rights and servicing obligations; recourse obligations; and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests).  See Note 11, “Credit Risk” for a further description of recourse obligations.

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the servicing portfolio associated with loans subserviced for others.  The total servicing portfolio, including loans subserviced for others, was $181.8 billion and $183.7 billion as of March 31, 2013 and December 31, 2012, respectively.  Mortgage servicing rights (“MSRs”) recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Balance, beginning of period	$140,381	$147,088
Additions	6,964	10,794
Payoffs, sales and curtailments	(10,512)	(8,227)
Balance, end of period	$136,833	$149,655

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The activity in capitalized MSRs consisted of:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Balance, beginning of period	$1,022	$1,209
Additions	74	108
Changes in fair value due to:
Realization of expected cash flows	(77)	(64)
Changes in market inputs or assumptions used in the valuation model	82	43
Balance, end of period	$1,101	$1,296

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Servicing fees from capitalized portfolio	$100	$112
Late fees	5	5
Other ancillary servicing revenue	10	12

As of March 31, 2013 and December 31, 2012, the MSRs had a weighted-average life of approximately 4.9 years and 4.3 years, respectively.  See Note 14, “Fair Value Measurements”, for additional information regarding the valuation of MSRs.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Proceeds from new loan sales or securitizations	$7,171	$11,220
Servicing fees from capitalized portfolio(1)	100	112
Other cash flows on retained interests (2)	—	5
Purchases of delinquent or foreclosed loans (3)	(20)	(16)
Servicing advances (4)	(285)	(361)
Repayment of servicing advances	290	359

(1)             Excludes late fees and other ancillary servicing revenue.

(2)             Represents cash flows received on retained interests other than servicing fees.

(3)             Excludes indemnification payments to investors and insurers of the related mortgage loans.

(4)             As of March 31, 2013 and December 31, 2012, outstanding servicing advance receivables of $292 million and $293 million, respectively, were included in Accounts receivable, net.

During the three months ended March 31, 2013 and 2012, pre-tax gains of $242 million and $228 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

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

•      Option contracts— Related to interest rate and price risk for interest rate lock commitments

•      MSR-related agreements—Related to interest rate risk for mortgage servicing rights

•      Interest rate contracts—Related to interest rate risk for variable-rate debt arrangements and fixed-rate leases

•      Convertible note-related agreements—Related to the issuance of the Convertible notes due in 2014

•      Foreign exchange contracts—Related to exposure to currency fluctuations that would impact our investment in or borrowings related to our Canadian operations

Derivative instruments are recorded in Other assets and Other liabilities in the Condensed Consolidated Balance Sheets.  The Company does not have any derivative instruments designated as hedging instruments.

DERIVATIVE ACTIVITY

The following table summarizes the gross notional amount of derivatives:

	March 31,	December 31,
	2013	2012
	(In millions)
Notional Amounts:
Interest rate lock commitments	$4,472	$4,993
Forward delivery commitments	12,144	12,303
Option contracts	700	1,070
Interest rate contracts	638	614
Convertible note-related agreements(1)	—	—
MSR-related agreements	1,565	3,915

(1)             The notional of derivative instruments underlying the Convertible-note related agreements is 9.6881 million shares of the Company’s Common stock.  These instruments relate to the issuance of the Convertible notes due 2014.

The Company is exposed to risk in the event of non-performance by counterparties to our derivative contracts. In general, the Company manages such risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount of exposure and/or dispersing the risk among multiple counterparties. The Company’s derivatives may also be governed by an ISDA or an MSFTA, and bilateral collateral agreements are in place with certain counterparties. When the Company has more than one outstanding derivative transaction with a single counterparty and a legally enforceable master netting agreement is in effect with that counterparty, the Company considers its exposure to be the net fair value of all positions with that counterparty including the value of any cash collateral amounts posted or received.

The Company also has collateral posting arrangements with certain counterparties that do not qualify for net presentation.  As of both March 31, 2013 and December 31, 2012, $1 million was recorded in Other assets in the Condensed Consolidated Balance Sheets for collateral that did not qualify for net presentation.

In addition, the Company has global netting arrangements with certain counterparties whereby the Company’s outstanding derivative and cash collateral positions may be settled net against amounts outstanding under borrowing arrangements and other obligations when an event of default has occurred.  These amounts are not presented net in the Condensed Consolidated Balance Sheets as the netting provisions are contingent upon an event of default.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative instruments are recorded in Other assets and Other liabilities in the Condensed Consolidated Balance Sheets. The following tables present the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	March 31, 2013
	Gross Assets	Offsetting Payables	Cash Collateral (Received) Paid	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$13	$(17)	$4	$—
MSR-related agreements	1	—	(1)	—
Derivative assets subject to netting	14	(17)	3	—
Not subject to master netting arrangements:
Interest rate lock commitments	114	—	—	114
Forward delivery commitments	5	—	—	5
Option contracts	1	—	—	1
Interest rate contracts	1	—	—	1
Convertible note-related agreements	16	—	—	16
Derivative assets not subject to netting	137	—	—	137
Total derivative assets	$151	$(17)	$3	$137

	Gross Liabilities	Offsetting Receivables	Cash Collateral (Paid) Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$22	$(17)	$—	$5
Not subject to master netting arrangements:
Interest rate lock commitments	1	—	—	1
Forward delivery commitments	5	—	—	5
Convertible note-related agreements	16	—	—	16
Derivative liabilities not subject to netting	22	—	—	22
Total derivative liabilities	$44	$(17)	$—	$27

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	Gross Assets	Offsetting Payables	Cash Collateral (Received) Paid	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$10	$(12)	$5	$3
MSR-related agreements	5	(4)	(1)	—
Derivative assets subject to netting	15	(16)	4	3
Not subject to master netting arrangements:
Interest rate lock commitments	140	—	—	140
Forward delivery commitments	5	—	—	5
Option contracts	2	—	—	2
Interest rate contracts	1	—	—	1
Convertible note-related agreements	27	—	—	27
Derivative assets not subject to netting	175	—	—	175
Total derivative assets	$190	$(16)	$4	$178

	Gross Liabilities	Offsetting Receivables	Cash Collateral (Paid) Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$14	$(12)	$(1)	$1
MSR-related agreements	—	(4)	9	5
Derivative liabilities subject to netting	14	(16)	8	6
Not subject to master netting arrangements:
Interest rate lock commitments	1	—	—	1
Forward delivery commitments	5	—	—	5
Convertible note-related agreements	27	—	—	27
Derivative liabilities not subject to netting	33	—	—	33
Total derivative liabilities	$47	$(16)	$8	$39

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Gain on mortgage loans, net:
Interest rate lock commitments	$202	$386
Forward delivery commitments	54	(29)
Options contracts	(2)	(4)
Net derivative loss related to mortgage servicing rights:
MSR-related agreements	(16)	(5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Vehicle Leasing Activities

The following table summarizes the components of Net investment in fleet leases:

	March 31,	December 31,
	2013	2012
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$8,145	$8,174
Vehicles under closed-end operating leases	148	154
Vehicles under operating leases	8,293	8,328
Less: Accumulated depreciation	(4,953)	(4,959)
Net investment in operating leases	3,340	3,369
Direct Financing Leases:
Lease payments receivable	95	91
Less: Unearned income	(1)	—
Net investment in direct financing leases	94	91
Off-Lease Vehicles:
Vehicles not yet subject to a lease	239	169
Vehicles held for sale	12	15
Less: Accumulated depreciation	(7)	(8)
Net investment in off-lease vehicles	244	176
Total	$3,678	$3,636

7.  Other Assets

Other assets consisted of:

	March 31,	December 31,
	2013	2012
	(In millions)
Derivatives	$137	$178
Mortgage loans in foreclosure, net	120	120
Repurchase eligible loans(1)	95	99
Real estate owned, net	52	53
Deferred financing costs	42	49
Equity method investments	39	38
Intangible assets	30	31
Other	55	48
Total	$570	$616

(1)             Repurchase eligible loans represent sold mortgage loans that are held by investors where the Company has the right, but not the obligation, to repurchase the loan.  Corresponding liabilities related to the loan balances were recorded within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Other Liabilities

Other liabilities consisted of:

	March 31,	December 31,
	2013	2012
	(In millions)
Loan repurchase and indemnification liability	$141	$140
Liability for reinsurance losses	30	33
Derivatives	27	39
Subservicing advance liabilities	23	24
Lease syndication liability	15	16
Pension and other post employment benefits liability	15	15
Other	36	36
Total	$287	$303

9.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	March 31, 2013		December 31, 2012
		Wt. Avg-		Wt. Avg-
		Interest		Interest
	Balance	Rate(1)	Balance	Rate(1)
	(In millions)
Term notes, in amortization	$290	2.0%	$424	2.2%
Term notes, in revolving period	1,593	1.0%	1,593	1.0%
Variable-funding notes	1,557	1.6%	1,415	1.6%
Other	24	5.0%	25	5.1%
Vehicle Management Asset-Backed Debt	3,464		3,457
Secured Canadian credit facility	—	—%	—	—%
Committed warehouse facilities	1,514	2.0%	1,875	2.0%
Uncommitted warehouse facilities	—	—%	—	—%
Servicing advance facility	67	2.7%	66	2.7%
Mortgage Asset-Backed Debt	1,581		1,941
Term notes	732	8.5%	732	8.5%
Convertible notes(2)	432	5.0%	424	5.0%
Unsecured credit facilities	—	—%	—	—%
Unsecured Debt	1,164		1,156
Total	$6,209		$6,554

(1)             Represents the weighted-average stated interest rate of outstanding debt as of the respective date, which may be different from the effective rate due to the amortization of premiums, discounts and issuance costs.  Facilities are variable-rate, except for the Unsecured Term notes and Convertible notes which are fixed-rate.

(2)             Balance is net of unamortized discounts of $68 million and $76 million as of March 31, 2013 and December 31, 2012, respectively.  The effective interest rates of both series of Convertible notes is 13%, which includes the accretion of the discount and issuance costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets held as collateral for asset-backed borrowing arrangements that are not available to pay the Company’s general obligations as of March 31, 2013 consisted of:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed
	Debt	Debt
	(In millions)
Restricted cash and cash equivalents	$234	$7
Accounts receivable	60	83
Mortgage loans held for sale (unpaid principal balance)	—	1,567
Net investment in fleet leases	3,603	—
Total	$3,897	$1,657

The following table provides the contractual debt maturities as of March 31, 2013:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed	Unsecured
	Debt(1)	Debt	Debt(2)	Total
	(In millions)
Within one year	$957	$1,581	$—	$2,538
Between one and two years	1,100	—	250	1,350
Between two and three years	802	—	450	1,252
Between three and four years	481	—	—	481
Between four and five years	114	—	250	364
Thereafter	10	—	283	293
	$3,464	$1,581	$1,233	$6,278

(1)             Maturities of vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets.

(2)             Maturities of convertible notes have been reflected based on the contractual maturity date.  Under certain circumstances, the convertible notes may be converted, and the principal portion of the notes would be due in cash prior to the contractual maturity date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements.  Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements.  Available capacity under committed borrowing arrangements as of March 31, 2013 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
		(In millions)
Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$1,593	$1,593	$—
Variable-funding notes	2,302	1,557	745
Secured Canadian credit facility(1)	123	4	119
Mortgage Asset-Backed Debt:
Committed warehouse facilities	3,393	1,514	1,879
Servicing advance facility	120	67	53
Unsecured credit facilities(2)	305	—	305

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

Capacity for Mortgage asset-backed debt shown above excludes $2.0 billion not drawn under uncommitted facilities.  See Note 14, “Fair Value Measurements” for the measurement of the fair value of Debt.

UNSECURED DEBT

Convertible Notes.   As of March 31, 2013, Convertible notes included: (i) $250 million of 4.0% Convertible notes with a maturity date of September 1, 2014; and (ii) $250 million of 6.0% Convertible notes with a maturity date of June 15, 2017.

As of March 31, 2013, the Convertible notes due 2014 do not meet the requirements for conversion and there have been no conversions of the notes since issuance.

Holders of the Convertible notes due 2017 may convert all or any portion of the notes, at their option, prior to December 15, 2016 only upon the occurrence of certain triggering events related to (i) the price of the notes, (ii) the price of the Company’s Common stock, or (iii) upon the occurrence of specified corporate events.  Holders of the Convertible notes due 2017 may also convert all or any portion of the notes at any time, at their option from, and including, December 15, 2016 through the third scheduled trading day immediately preceding the maturity date. Upon conversion, the principal amount of the converted notes is payable in cash and the Company will pay or deliver (at its election): (i) cash; (ii) shares of the Company’s Common stock; or (iii) a combination of cash and shares of the Company’s Common stock; to settle amounts due if the conversion value exceeds the principal of the converted notes.   As of March 31, 2013, the if-converted value exceeded the principal amount of the notes by $179 million, and the notes met the requirements for conversion.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no significant amendments to the terms of debt covenants during three months ended March 31, 2013.  As of March 31, 2013, the Company was in compliance with all financial covenants related to its debt arrangements.

Under certain of the Company’s financing, servicing, hedging and related agreements and instruments, the lenders or trustees have the right to notify the Company if they believe it has breached a covenant under the agreements and may declare an event of default. If one or more notices of default were to be given, the Company believes it would have various periods in which to cure certain of such events of default. If the Company does not cure the events of default or obtain necessary waivers within the required time periods, the maturity of certain debt agreements could be accelerated and the ability to incur additional indebtedness could be restricted. In addition, an event of default or acceleration under certain agreements and instruments would trigger cross-default provisions under certain of the Company’s other agreements and instruments.

10.   Income Taxes

Interim income tax expense or benefit is recorded by applying a projected full-year effective income tax rate to the quarterly Income before income taxes for results that are deemed to be reliably estimable. Certain results dependent on fair value adjustments of the Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable, and therefore, discrete year-to-date income tax provisions are recorded on those results.

The following table and discussion summarizes items that significantly impacted Income tax expense and increased (decreased) the effective tax rate:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
State and local income taxes, net of federal tax benefits	$4	$5
Changes in rate and apportionment factors	(2)	(6)
Noncontrolling interest	(5)	(4)

State and local income taxes, net of federal tax benefits.  The impact to the effective tax rate from state and local income taxes is primarily driven by the pre-tax income or loss, as well as the mix of income and loss from the operations by entity and state income tax jurisdiction.  The effective state tax rate was higher for the three months ended March 31, 2013 as compared to 2012.

Changes in rate and apportionment factors. Represents the impact to the effective tax rate on deferred tax items for changes in apportionment factors and tax rate.  For the three months ended March 31, 2013 and 2012, the amount represents the impact of applying statutory changes to apportionment weight, apportionment sourcing and corporate income tax rates that were enacted by various states, primarily New Jersey.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   Credit Risk

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

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	March 31,	December 31,
	2013	2012
	(In millions)
Loan Servicing Portfolio Composition
Owned	$139,031	$142,930
Subserviced	42,749	40,800
Total	$181,780	$183,730
Conventional loans	$148,593	$149,432
Government loans	28,905	29,842
Home equity lines of credit	4,282	4,456
Total	$181,780	$183,730
Weighted-average interest rate	4.2%	4.3%

	March 31, 2013		December 31, 2012
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance

Portfolio Delinquency(1)
30 days	2.23%	1.79%	2.45%	1.93%
60 days	0.48%	0.39%	0.64%	0.52%
90 or more days	0.73%	0.63%	0.80%	0.70%
Total	3.44%	2.81%	3.89%	3.15%
Foreclosure/real estate owned(2)	2.07%	1.88%	2.05%	1.92%

(1)             Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)             As of March 31, 2013 and December 31, 2012, there were 17,087 and 17,329 of loans in foreclosure, respectively, with an unpaid principal balance of $3.0 billion in both periods.

Repurchase and Foreclosure-Related Reserves

Representations and warranties are provided to investors and insurers on a significant portion of loans sold and are also assumed on purchased mortgage servicing rights.  In the event of a breach of these representations and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Balance, beginning of period	$191	$127
Realized losses	(17)	(33)
Increase in reserves due to:
Changes in assumptions	15	65
New loan sales	5	6
Balance, end of period	$194	$165

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum exposure to representation and warranty provisions exceeds the amount of loans in the capitalized portfolio of $136.8 billion; however, the maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of March 31, 2013, approximately $198 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 13% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of March 31, 2013 and December 31, 2012, liabilities for probable losses related to repurchase and indemnification obligations of $141 million and $140 million, respectively, are included in Other liabilities in the Condensed Consolidated Balance Sheets.  The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate in defending against requests, estimated insurance claim proceeds and denials and estimated loss severities on repurchases and indemnifications.  The liability for loan repurchases and indemnifications does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries.

While the Company uses the best information available in estimating the liability, actual experience can vary significantly from the assumptions as the estimation process is inherently uncertain.  Given the increased levels of repurchase requests and repurchase and foreclosure-related charges in recent periods, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of March 31, 2013, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $45 million.  This estimate assumes that repurchase and indemnification requests remain at an elevated level through the year ended December 31, 2013, the success rate in defending against repurchase requests declines and that the Company will incur increased foreclosure-related costs that are not expected to be reimbursed pursuant to government mortgage insurance programs.  The Company’s estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the criteria used by investors in selecting loans to request; (iii) the quality of our underwriting procedures; (iv) borrower delinquency and default patterns; and (v) general economic conditions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans in Foreclosure and Real Estate Owned

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
	2013	2012
	(In millions)
Mortgage loans in foreclosure(1)	$149	$148
Allowance for probable foreclosure losses	(29)	(28)
Mortgage loans in foreclosure, net	$120	$120
Real estate owned	$76	$76
Adjustment to value for real estate owned	(24)	(23)
Real estate owned, net	$52	$53

(1)  Includes $61 million and $65 million of recoverable advances as of March 31, 2013 and December 31, 2012, respectively.

Mortgage Reinsurance

As of March 31, 2013, the Company has remaining exposure to consumer credit risk through losses from one contract with a primary mortgage insurance company that is inactive and in runoff.  The exposure to losses through this reinsurance contract is based on mortgage loans pooled by year of origination.

The Company is required to hold cash and securities in trust related to this potential obligation, which was $119 million, included in Restricted cash, cash equivalents and investments in the Condensed Consolidated Balance Sheets as of March 31, 2013.  The amount of cash and securities held in trust is contractually specified in the reinsurance agreement and is based on the original risk assumed under the contract and the incurred losses to date.

As of March 31, 2013, $30 million was included in Other liabilities in the Condensed Consolidated Balance Sheets for incurred and incurred but not reported losses associated with mortgage reinsurance activities (estimated on an undiscounted basis), which includes $1 million of known unpaid reinsurance losses outstanding.

A summary of the activity in the liability for reinsurance losses is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Balance, beginning of period	$33	$84
Realized losses	(4)	(18)
Increase in liability for reinsurance losses	1	6
Balance, end of period	$30	$72

Commercial Credit Risk

Vehicle leases are primarily classified as operating leases; however, certain leases are classified as direct financing leases and recorded within Net investment in fleet leases in the Condensed Consolidated Balance Sheets.  As of March 31, 2013 and December 31, 2012, both direct financing leases greater than 90 days past due and direct financing leases greater than 90 days past due that are still accruing interest were $3 million and $5 million, respectively and there were no allowances for credit losses related to direct financing leases at the end of either period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Commitments and Contingencies

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

Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible loss cannot be estimated for all matters.  For matters where the Company can estimate the range of losses, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $10 million as of March 31, 2013.

As of March 31, 2013, the Company’s recorded reserves associated with legal and regulatory contingencies were not material.  There can be no assurance; however, that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves.  As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CFPB Investigation

In January 2012, the Company was notified that the Bureau of Consumer Financial Protection (the “CFPB”) had opened an investigation to determine whether the Company’s mortgage insurance premium ceding practices to captive reinsurers comply with the Real Estate Settlement Procedures Act and other laws enforced by the CFPB. The CFPB has requested certain related documents and information for review and has requested a response to written questions pursuant to a Civil Investigative Demand and the investigative demand is still ongoing.  The Company has provided reinsurance services in exchange for premiums ceded and believes that it has complied with the Real Estate Settlement Procedures Act and other laws applicable to the Company’s mortgage reinsurance activities.  The Company did not provide reinsurance on loans originated after 2009.

13.  Accumulated Other Comprehensive Income

The after-tax components of Accumulated other comprehensive income (loss) were as follows:

	March 31,	December 31,
	2013	2012
	(In millions)
Currency translation adjustment	$31	$36
Unrealized gains on available-for-sale securities, net of income taxes of $0 and $0	1	1
Pension adjustment, net of income tax benefit of $(8) and $(8)	(11)	(11)
Total	$21	$26

All components of Accumulated other comprehensive income (loss) are net of income taxes; however, currency translation adjustment excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

There were no amounts of Accumulated other comprehensive income (loss) attributable to noncontrolling interests as of March 31, 2013 and December 31, 2012, or during the respective periods.

Amounts reclassified out of Accumulated other comprehensive income (loss) related to realized gains and losses from the sale of available-for-sale securities were recorded within Other income in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2013, the amount was not significant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Fair Value Measurements

For assets and liabilities measured at fair value, there has been no change in the valuation methodologies and classification pursuant to the valuation hierarchy during the three months ended March 31, 2013.  The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of March 31, 2013 or December 31, 2012.  Significant inputs to the measurement of fair value and further information on the assets and liabilities measured at fair value are as follows:

Mortgage Loans Held for Sale.  The following table reflects the difference between the carrying amounts of Mortgage loans held for sale measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	March 31, 2013		December 31, 2012
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Mortgage loans held for sale:
Carrying amount	$1,732	$15	$2,174	$17
Aggregate unpaid principal balance	1,710	24	2,126	25
Difference	$22	$(9)	$48	$(8)

The following table summarizes the components of Mortgage loans held for sale:

	March 31,	December 31,
	2013	2012
	(In millions)
First mortgages:
Conforming (1)	$1,554	$1,966
Non-conforming	122	143
Total first mortgages	1,676	2,109
Second lien	7	8
Scratch and Dent (2)	49	56
Other	—	1
Total	$1,732	$2,174

(1)             Represents mortgage loans that conform to the standards of the government-sponsored entities.

(2)             Represents mortgage loans with origination flaws or performance issues.

Derivative Instruments. The average pullthrough percentage used in measuring the fair value of Interest Rate Lock Commitments (“IRLCs”) was 76% and 74% as of March 31, 2013 and December 31, 2012, respectively.  The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Servicing Rights.  The following tables summarize certain information regarding the initial and ending capitalization rate of Mortgage Servicing Rights (“MSRs”):

	Three Months Ended
	March 31,
	2013	2012
Initial capitalization rate of additions to MSRs	1.07%	1.00%

	March 31,	December 31,
	2013	2012
Capitalization servicing rate	0.80%	0.73%
Capitalization servicing multiple	2.7	2.4
Weighted-average servicing fee (in basis points)	30	30

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	March 31,	December 31,
	2013	2012
Weighted-average prepayment speed (CPR)	14%	17%
Option adjusted spread, in basis points	1,002	1,013
Weighted-average delinquency rate	6.3%	6.8%

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	March 31, 2013
	Weighted-		Weighted-
	Average	Option	Average
	Prepayment	Adjusted	Delinquency
	Speed	Spread	Rate
	(In millions)
Impact on fair value of 10% adverse change	$(64)	$(45)	$(18)
Impact on fair value of 20% adverse change	(121)	(87)	(37)

These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

The effect of a variation in a particular assumption is calculated without changing any other assumption and the assumptions used in valuing the MSRs are independently aggregated. Although there are certain inter-relationships among the various key assumptions noted above, changes in one of the significant assumptions would not independently drive changes in the others.  The prepayment speed assumptions are highly dependent upon interest rates, which drive borrowers’ propensity to refinance; however, there are other factors that can influence borrower refinance activity.  These factors include housing prices, the levels of home equity, underwriting standards and loan product characteristics.  The option adjusted spread is a component of the discount rate used to present value the cash flows of the MSR asset and represents the spread over a base interest rate that equates the present value of cash flows of an asset to the market price of that asset.  The weighted average delinquency rate is based on the current and projected credit characteristics of the capitalized servicing portfolio and is dependent on economic conditions, home equity and delinquency and default patterns.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis were included in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2013
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Restricted investments	$—	$114	$—	$—	$114
Mortgage loans held for sale	—	1,676	56	—	1,732
Mortgage servicing rights	—	—	1,101	—	1,101
Other assets—Derivative assets:
Interest rate lock commitments	—	—	114	—	114
Forward delivery commitments	—	18	—	(13)	5
Option contracts	—	1	—	—	1
MSR-related agreements	—	1	—	(1)	—
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	16	—	16
LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$1	$—	$1
Forward delivery commitments	—	27	—	(17)	10
Convertible note-related agreements	—	—	16	—	16

	December 31, 2012
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Restricted investments	$—	$121	$—	$—	$121
Mortgage loans held for sale	—	2,110	64	—	2,174
Mortgage servicing rights	—	—	1,022	—	1,022
Other assets—Derivative assets:
Interest rate lock commitments	—	—	140	—	140
Forward delivery commitments	—	15	—	(7)	8
Option contracts	—	2	—	—	2
MSR-related agreements	—	5	—	(5)	—
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	27	—	27
LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$1	$—	$1
Forward delivery commitments	—	19	—	(13)	6
MSR-related agreements	—	—	—	5	5
Convertible note-related agreements	—	—	27	—	27

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity in assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended March 31, 2013
			Interest
	Mortgage	Mortgage	rate lock
	loans held	servicing	commitments,
	for sale	rights	net
	(In millions)
Balance, beginning of period	$64	$1,022	$139
Realized and unrealized (losses) gains	(6)	5	202
Purchases	25	—	—
Issuances	—	74	—
Settlements	(30)	—	(228)
Transfers into Level Three	14	—	—
Transfers out of Level Three	(11)	—	—
Balance, end of period	$56	$1,101	$113

	Three Months Ended March 31, 2012
			Interest			Mortgage loan
	Mortgage	Mortgage	rate lock		Securitized	securitization
	loans held	servicing	commitments,	Investment	mortgage	debt
	for sale	rights	net	securities	loans	certificates
	(In millions)
Balance, beginning of period	$17	$1,209	$184	$—	$28	$21
Realized and unrealized gains (losses)	—	(21)	386	(2)	—	—
Purchases	1	—	—	—	—	—
Issuances	—	108	—	—	—	—
Settlements	(1)	—	(442)	(5)	—	—
Transfers into Level Three	—	—	—	—	—	—
Transfers out of Level Three	(4)	—	—	—	—	—
Deconsolidation of entity(1)	—	—	—	7	(28)	(21)
Balance, end of period	$13	$1,296	$128	$—	$—	$—

(1)             In 2012, the Company sold its investment in the subordinated debt and residual interests of a Mortgage loan securitization trust that had been consolidated as a variable interest entity.

Transfers into Level Three generally represent mortgage loans held for sale with performance issues, origination flaws, or other characteristics that impact their salability in active secondary market transactions.  Transfers out of Level Three generally represent Scratch and Dent loans that were foreclosed upon.  Mortgage loans in foreclosure are measured at fair value on a non-recurring basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Gain on mortgage loans, net:
Mortgage loans held for sale	$(8)	$—
Interest rate lock commitments	202	386
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	5	(21)
Mortgage interest income:
Mortgage loans held for sale	2	—
Other income:
Investment securities	—	(2)

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Gain on mortgage loans, net	$95	$123
Change in fair value of mortgage servicing rights	82	43

Fair Value of Other Financial Instruments

As of March 31, 2013 and December 31, 2012, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Total PHH Corporation stockholders’ equity. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents and Restricted cash and cash equivalents and investments, the carrying value approximates fair value due to the short-term nature of such instruments.  These financial instruments are classified within Level One of the valuation hierarchy.

Debt.  As of March 31, 2013 and December 31, 2012, the total fair value of Debt was $6.6 billion and $7.0 billion, respectively, and substantially all of the debt is measured using Level Two inputs. For Level Two Debt as of March 31, 2013, fair value was estimated using the following valuation techniques: (i) $4.1 billion was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; (ii) $1.6 billion was measured using observable spreads and terms for recent pricing of similar instruments; and (iii) $905 million was measured using a discounted cash flow model incorporating assumptions based on current market information available for similar debt instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Variable Interest Entities

Assets and liabilities of significant consolidated variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2013
		Chesapeake	FLRT and
	PHH Home	and D.L.	PHH Lease
	Loans	Peterson Trust	Receivables LP
	(In millions)
ASSETS
Cash	$91	$2	$—
Restricted cash(1)	4	185	49
Mortgage loans held for sale	540	—	—
Accounts receivable, net	19	60	—
Net investment in fleet leases	—	2,923	655
Property, plant and equipment, net	2	—	—
Other assets	19	10	13
Total assets	$675	$3,180	$717
Assets held as collateral(2)	$531	$3,168	$701
LIABILITIES
Accounts payable and accrued expenses	$21	$2	$12
Debt	500	2,791	649
Other liabilities	15	—	—
Total liabilities(3)	$536	$2,793	$661

	December 31, 2012
		Chesapeake	FLRT and
	PHH Home	and D.L.	PHH Lease
	Loans	Peterson Trust	Receivables LP
	(In millions)
ASSETS
Cash	$59	$2	$—
Restricted cash(1)	4	186	59
Mortgage loans held for sale	716	—	—
Accounts receivable, net	17	73	—
Net investment in fleet leases	—	2,856	675
Property, plant and equipment, net	2	—	—
Other assets	20	12	7
Total assets	$818	$3,129	$741
Assets held as collateral(2)	$691	$3,114	$731
LIABILITIES
Accounts payable and accrued expenses	$25	$2	$8
Debt	629	2,771	662
Other liabilities	13	—	—
Total liabilities(3)	$667	$2,773	$670

(1)             Represents amounts specifically designated to purchase assets, repay debt and/or provide over-collateralization related to vehicle management asset-backed debt arrangements.

(2)             Represents amounts not available to pay the Company’s general obligations.  See Note 9, “Debt and Borrowing Arrangements” for further information.

(3)             Excludes intercompany payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PHH Home Loans

For the three months ended March 31, 2013, approximately 22% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 87% were originated by PHH Home Loans.

16.  Segment Information

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

The heading Other includes certain income and expenses not allocated to the three reportable segments and intersegment eliminations.  The operations of the Mortgage Production and Mortgage Servicing segments are located in the U.S, and the operations of the Fleet Management Services segment are located in the U.S. and Canada.

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

Segment results were as follows:

	Total Assets
	March 31,	December 31,
	2013	2012
	(In millions)
Mortgage Production segment	$2,142	$2,587
Mortgage Servicing segment	1,871	1,791
Fleet Management Services segment	4,503	4,502
Other	740	723
Total	$9,256	$9,603

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Net Revenues		Segment Profit (Loss)(1)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In millions)
Mortgage Production segment	$252	$296	$45	$117
Mortgage Servicing segment	85	81	18	(26)
Fleet Management Services segment	394	401	21	24
Other	(1)	(1)	—	(1)
Total	$730	$777	$84	$114

(1)             The following is a reconciliation of Income before income taxes to segment profit:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Income before income taxes	$96	$124
Less: net income attributable to noncontrolling interest	12	10
Segment profit	$84	$114

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Part I—Item 1. Business”, “Part I—Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and  our Consolidated Financial Statements and the notes thereto included in our 2012 Form 10-K.

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

•                  Risk Management

•                  Liquidity and Capital Resources

•                  Critical Accounting Policies and Estimates

•                  Recently Issued Accounting Pronouncements

OVERVIEW

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage. Our Mortgage Servicing segment services mortgage loans originated by PHH Mortgage and acts as a subservicer for certain clients that own the underlying servicing rights. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States and Canada.

Although our Fleet Management Services segment has historically generated a larger portion of our Net revenues, our Mortgage Production and Mortgage Servicing segments have historically contributed a significantly larger portion of our Net income or loss.  Our Mortgage Production and Mortgage Servicing segments have experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to interest rates and the real estate markets, which impacts our loan origination volumes, valuation of our mortgage servicing rights and repurchase and foreclosure-related charges. See “—Risk Management” in this Form 10-Q for additional information regarding our interest rate and market risks.

In addition, we are monitoring a number of developments in regulations that are expected to impact our Mortgage segments, and there has been a heightened focus of regulators on the practices of the mortgage industry.  The full impact of regulatory developments remains uncertain, although we expect the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance, and servicing related costs, potential regulatory fines and penalties, and we could experience an increase in mortgage origination or servicing related litigation in the future.  For more information, see Item 1A. Risk Factors “Our Mortgage businesses are complex and heavily regulated, and the full impact of regulatory developments to our businesses remains uncertain. In addition, we are subject to litigation, regulatory investigations and inquiries and may incur fines, penalties, and increased costs that could negatively impact our future results of operations or damage our reputation.” in our 2012 Form 10-K.

Executive Summary

We continue to focus on the four strategic priorities we implemented in 2012, which are to:

•                 pursue disciplined growth in our three franchise platforms which are mortgage private label services, our mortgage relationship with Realogy and our fleet management business;

•                  drive industry-leading operational excellence;

•                  continue our unwavering commitment to customer service; and

•                  prioritize liquidity and cash flow generation from our mortgage and fleet businesses and deleverage the balance sheet.

We believe these strategies enhance the ability of our business model to adapt to a rapidly-changing environment, and should enable us to focus on creating long-term value for our borrowers, clients, and shareholders. As we have continued our near-term prioritization of liquidity and cash flow generation, our unrestricted cash balance at the end of the first quarter of 2013 was $927 million compared to $829 million as of December 31, 2012. We have maintained this excess cash position not only to fund our general working capital needs, but also to maintain cash reserves for contingencies and upcoming debt obligations.  We believe our improved liquidity position at March 31, 2013 provides us with increased flexibility in our capital planning activities.

In our Mortgage Production segment, we continued to experience elevated loan margins and volume during the first quarter of 2013, although total loan margins declined to 372 basis points, an 8% decline from 406 basis points in the fourth quarter of 2012.  Our retail platform generated $11.5 billion of closing volume for the first quarter of 2013, a 22% increase from the same quarter in 2012.  This growth was fueled in part by an increase in our HARP volume, which comprised 10% of our retail closings in the first quarter of 2013, compared to 6% in the first quarter of 2012.  We expect our retail platform to continue its positive momentum through 2013 with the addition of volume from our new private label relationships, including the commencement of our new relationship with HSBC in the second quarter, and through capitalizing on improvements in the housing market from expected home sale volumes and our relationship with Realogy.  Wholesale/correspondent closings declined 60% to $1.8 billion in the first quarter of 2013, compared to $4.5 billion in 2012, which reflects our emphasis on growth in our retail platform and our efforts to manage cash consumption and loan quality.

Our Mortgage Servicing segment continued to be negatively impacted by the low mortgage interest rate environment, which resulted in an increase in loan payoffs in our capitalized servicing portfolio during the first quarter of 2013 compared to the first quarter of 2012.  In addition, our Mortgage Servicing segment incurred $15 million of repurchase and foreclosure-related charges in the first quarter of 2013 compared to $65 million during the same period of 2012, which reflects a decline in the volume of repurchase requests, primarily from the Agencies.  During the first quarter of 2013, we received 886 repurchase and indemnification requests, a 37% decline compared to 1,407 requests in the first quarter of 2012.  We have been monitoring the trends in the Agencies’ loan file review process in response to the Federal Housing Finance Administration’s goal for the Agencies to be complete with all pre-2009 repurchase activity by the end of 2013.  See “—Risk Management” for additional information regarding our repurchase obligations and potential exposure.

For the first quarter of 2013, segment profit for our Fleet Management Services segment was $21 million, compared to $24 million from the same period of 2012.  We continued to grow the balance of net investment in leases, as our mix has changed to include more expensive truck and service-type vehicles.  The fleet management industry continues to experience challenges associated with the economic uncertainties in the U.S. as corporations face cost reduction initiatives and increasing fleet operating costs.  While maintenance service cards and accident management service unit counts are down slightly from the first quarter of 2012 levels, we expect a continuation of the positive trends experienced from the fourth quarter of 2012 to the first quarter of 2013.

We anticipate increased clarity for the mortgage industry in 2013, as the regulations promulgated by the CFPB and other regulators reduce the amount of uncertainty in the industry, but will likely necessitate that mortgage originators and servicers change the way they operate and will likely increase the cost of loan origination and servicing.  Consistent with some of our peers, we have experienced inquiries and requests for information from regulators and attorneys general of certain states as well as various government agencies.  We are working diligently in assessing and understanding the implications of the developments in the regulatory environment, and we are devoting substantial resources towards implementing all of the new rules and complying with requests from inquiries and examinations while meeting the needs and expectations of our clients.  For more information about our significant legal and regulatory matters, see Note 12, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

We will continue to invest in our business in an effort to reduce mortgage loan origination defects, to simplify processes and to anticipate and address fundamental changes in the industry.  We are investing in people, systems and processes to create a long-term viable platform that will perform as the mortgage industry continues to evolve.  This investment includes operating and capital expenses related to the expansion of our retail presence, enhancements to our compliance structure to meet new regulatory standards, continued modernization of our information systems, and the achievement of requisite quality and customer service objectives.  We have already launched one of our key information technology initiatives during the first quarter of 2013 through our new strategic outsourcing partnership with IBM.  This relationship should allow us to implement a best-in-class technology infrastructure while focusing our resources on delivering industry leading mortgage and fleet management services.  IBM will provide infrastructure and application development services that should accelerate technology advancements and capabilities that are aligned to our clients’ business needs, improve governance and compliance and reduce technology risk and re-work costs.   We are increasing our information technology investment in 2013, and expect to significantly improve our information technology infrastructure and systems as a result.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated results of operations:

	Three Months Ended
	March 31,
	2013	2012
	(In millions, except
	per share data)
Net fee income	$122	$127
Fleet lease income	332	336
Gain on mortgage loans, net	187	230
Mortgage net finance expense	(28)	(30)
Loan servicing income	108	121
Valuation adjustments relating to mortgage servicing rights, net	(11)	(26)
Other income	20	19
Net revenues	730	777
Depreciation on operating leases	302	301
Fleet interest expense	15	17
Total other expenses	317	335
Total expenses	634	653
Income before income taxes	96	124
Income tax expense	32	39
Net income	64	85
Less: net income attributable to noncontrolling interest	12	10
Net income attributable to PHH Corporation	$52	$75
Basic earnings per share attributable to PHH Corporation	$0.90	$1.32
Diluted earnings per share attributable to PHH Corporation	$0.79	$1.30

The following table summarizes the key highlights that drove our operating performance and segment profit (loss) for our reportable segments:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Reportable Segments Profit (Loss):(1)
Mortgage Production segment	$45	$117
Mortgage Servicing segment	18	(26)
Fleet Management Services segment	21	24
Other	—	(1)

(1)             Segment profit (loss) is described in Note 16, “Segment Information”, in the accompanying Notes to Condensed Consolidated Financial Statements.

Mortgage Production Segment

•                  Segment profit was $72 million lower during the first quarter of 2013 compared to 2012 which included a $43 million decline in Gain on mortgage loans, net  primarily due to a 28% decline in interest rate lock commitments expected to close and a lower impact of execution gains from sold loans.

•                  Interest rate lock commitments expected to close decreased to $5.0 billion during the first quarter of 2013 from $6.9 billion in 2012 due to the decline in wholesale/correspondent volume and a shift in mix towards fee-based production.

•                  Total closings declined by 5% to $13.3 billion during the first quarter of 2013 compared to 2012, however retail closings increased by 22% during the same period.  HARP represented 10% of total retail closings compared to 5% during the fourth quarter of 2012 and 6% during the first quarter of 2012.

•                  Wholesale/correspondent represented 13% of total closings during the first quarter of 2013, which is consistent with the mix for the fourth quarter of 2012.  The first quarter of 2012 had 32% of wholesale/correspondent closings, from the closing of IRLCs entered into during 2011.

Mortgage Servicing Segment

•                  Segment profit (loss) was $44 million favorable during the first quarter of 2013 compared to 2012, which included a $50 million decrease in repurchase and foreclosure-related charges.  New loan repurchase and indemnification requests were 37% lower compared to the first quarter of 2012 and 10% lower compared to the fourth quarter of 2012.

•                  During the first quarter of 2013, an increase in the mortgage rate used to value our MSRs resulted in an $82 million increase in value through market-related fair value adjustments compared to $43 million in 2012.

•                  Loan payoffs in our capitalized servicing portfolio were 32% higher during the first quarter of 2013 compared to 2012 resulting in $14 million of additional decreases in the fair value of our MSRs from prepayments.

•                  Loan servicing income declined by $13 million during the first quarter of 2013 compared to 2012, primarily driven by a 7% decrease in our average capitalized loan servicing portfolio and a decline in the weighted-average servicing fee.

Fleet Management Services Segment

•                  Segment profit was $3 million lower during the first quarter of 2013 compared to 2012, reflecting a $7 million decline in total revenues that was partially offset by a $4 million decline in total expenses.  Segment profit was negatively impacted by lower Fleet management fees and a decrease in the gains on used car sales.

•                  The addition of new vehicle units with a higher initial capitalized cost (driven by more expensive truck and service-type vehicles) has grown the average balances in our Net investment in fleet leases despite declines in our average leased units.

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

Our effective income tax rates for the three months ended March 31, 2013 and 2012 were 33.3% and 31.7%, respectively.  See Note 10, “Income Taxes” in the accompanying Notes to Condensed Consolidated Financial Statements for further information.

Mortgage Production Segment

The mortgage industry has continued to be impacted by a variety of factors including a low interest rate environment which has increased consumer demand for mortgage loans, more stringent underwriting guidelines imposed by the Agencies and investors, increases in guarantee fees on mortgage backed securities issued by Fannie Mae and Freddie Mac and an increasingly complex regulatory compliance environment.  We have continued to experience elevated levels of loan margins compared to historical periods as mortgage interest rates remained low and consumer demand persisted.  However, future conforming loan origination volumes and loan margins may be negatively impacted by increases in guarantee fees (which may have the impact of increasing mortgage interest rates charged to borrowers) and by more restrictive underwriting standards.

As of April 2013, Fannie Mae’s Economic and Housing Outlook is forecasting a decrease in industry loan originations to $1.6 trillion during 2013 compared to $1.9 trillion during 2012, consisting of a 27% decrease in refinance originations which is offset by a 16% increase in purchase originations.  Refinance originations are sensitive to interest rates and Fannie Mae is projecting that interest rates will rise throughout 2013.  The increase in projected purchase originations in 2013 is reflective of Fannie Mae’s forecast of an 8% increase in total home sales compared to 2012.

The increased consumer demand for mortgage loans, more stringent underwriting guidelines and the increasingly complex regulatory compliance environment have led to longer processing cycle times across the mortgage industry.  Consistent with these industry trends, we have experienced loan processing delays and other service issues that have negatively impacted customer service delivery in our Mortgage Production segment.  As a result, we have failed to satisfy certain service level agreements and other performance provisions under some of our mortgage origination assistance agreements.  During the three months ended March 31, 2013, we incurred an immaterial amount of contractual penalties related to these issues; however, a continuation of our failure to fully satisfy the terms of service-level and other performance provisions of these contracts could result in material penalties or the loss of client relationships.  We are currently implementing measures to improve our loan processing and customer service delivery in an effort to more fully satisfy the terms of our mortgage origination assistance agreements.

See also “Part I—Item 1A. Risk Factors—Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.” in our 2012 Form 10-K.

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months Ended
	March 31,
	2013	2012
	($ In millions)
Loans closed to be sold	$7,847	$10,677
Fee-based closings	5,472	3,276
Total closings	$13,319	$13,953
Purchase closings	$3,139	$3,850
Refinance closings	10,180	10,103
Total closings	$13,319	$13,953
Retail closings - PLS	$8,510	$6,530
Retail closings - Real Estate	3,031	2,960
Total retail closings	11,541	9,490
Wholesale/correspondent closings	1,778	4,463
Total closings	$13,319	$13,953
Retail - PLS (in units)	23,926	21,785
Retail - Real Estate (in units)	12,276	12,304
Total retail	36,202	34,089
Wholesale/correspondent (in units)	7,951	21,196
Total closings (in units)	44,153	55,285
Loans sold	$8,233	$11,609
Applications	$16,165	$17,856
IRLCs expected to close	$4,955	$6,862
Total loan margin (in bps)	372	364

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Mortgage fees	$79	$80
Gain on mortgage loans, net	187	230
Mortgage interest income	19	23
Mortgage interest expense	(34)	(39)
Mortgage net finance expense	(15)	(16)
Other income	1	2
Net revenues	252	296
Salaries and related expenses	110	93
Occupancy and other office expenses	8	7
Other depreciation and amortization	3	2
Other operating expenses	74	67
Total expenses	195	169
Income before income taxes	57	127
Less: net income attributable to noncontrolling interest	12	10
Segment profit	$45	$117

FIRST QUARTER 2013 COMPARED WITH FIRST QUARTER 2012

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

Total closings were $13.3 billion during the first quarter of 2013 compared to $14.0 billion during 2012 which reflects a 60%, or $2.7 billion, decline in closing volume from our wholesale/correspondent platform, partially offset by a 22%, or $2.0 billion, increase in volume from our retail platform. Throughout 2012, we focused on growth in our mortgage franchise platforms which generated a shift in mix of closing volume to a greater share of retail closings; however, the first quarter 2012 mix of closing volume was impacted by the carryover of wholesale/correspondent volume that was committed during 2011.

Our retail closings were positively impacted by HARP during the first quarter of 2013 which represented 10% of total retail closings compared to 5% during the fourth quarter of 2012 and 6% during the first quarter of 2012.   In April 2013, the Federal Housing Finance Agency announced an extension of HARP by two years to December 31, 2015.  This program allows borrowers opportunities to refinance if their loan was owned or guaranteed by Fannie Mae or Freddie Mac and was sold to Fannie Mae of Freddie Mac on or before May 31, 2009, among other eligibility criteria.

Refinance closings continued to represent a large share of total industry origination volumes.  According to Fannie Mae’s April 2013 Economic and Housing Outlook, refinance closings were 76% and 72% of total industry origination volumes during the first quarters of 2013 and 2012, respectively, which were consistent with the levels of refinance closings we experienced during the same periods.  Fannie Mae’s April 2013 Economic and Housing Outlook is projecting the refinance concentration to reverse during the remainder of 2013 and represent 62% for the full year 2013 originations as interest rates are expected to rise and home sales and home prices continue to recover.

Fee-based closings increased by $2.2 billion during the first quarter of 2013 compared to 2012.  The amount of fee-based closings are impacted by the mortgage product and loan programs our Private Label Services (“PLS”) clients market to their customers as well as the amount of mortgage loans our clients want to retain on their balance sheets.  The increase in fee-based closings compared to 2012 included the realization of new closing volume from certain PLS clients that were not fully implemented until the second quarter of 2012.

Total applications decreased by 9% during the first quarter of 2013 compared to 2012 primarily resulting from a decline in wholesale/correspondent volume.  Our IRLCs expected to close declined by 28% primarily due to the change in mix to a greater composition of fee-based production where we do not enter into an interest rate lock commitment and lower wholesale/correspondent volume.

Mortgage Fees

Retail closings and fee-based closings are key drivers of Mortgage fees.  Mortgage fees consist of fee income earned from loans closed to be sold and fee-based closings.  Fee income consists of amounts earned related to application and underwriting fees and fees on cancelled loans.  Fee income also consists of amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from our private-label mortgage outsourcing activities.  Fees associated with the origination and acquisition of mortgage loans are recognized as earned.

Mortgage fees decreased by $1 million compared to 2012, primarily due to a $3 million decrease in correspondent underwriting fees resulting from a reduction in wholesale/correspondent volume which was offset by a $2 million increase in origination assistance fees related to an increase in private label closing units.

Gain on Mortgage Loans, Net

Gain on mortgage loans, net includes realized and unrealized gains and losses on our mortgage loans, as well as the changes in fair value of our interest rate locks and loan-related derivatives. The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) the estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of our interest rate lock commitments and mortgage loans approximates a whole-loan price, which includes the value of the related mortgage servicing rights. Mortgage servicing rights are recognized and capitalized at the date the loans are sold, and subsequent changes in the fair value are recorded in Change in fair value of mortgage servicing rights in the Mortgage Servicing segment.

The components of Gain on mortgage loans, net were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Gain on loans	$153	$163
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(10)	(5)
Economic hedge results	44	72
Total change in fair value of mortgage loans and related derivatives	34	67
Total	$187	$230

Gain on loans is primarily driven by the volume of IRLCs expected to close, total loan margins and the mix of wholesale/correspondent closing volume.  Margins generally widen when mortgage interest rates decline and tighten when mortgage interest rates increase, as loan originators balance origination volume with operational capacity.  For wholesale/correspondent closings and certain retail closings from our private label clients, the cost to acquire the loan reduces the gain from selling the loan into the secondary market.  Gain on loans decreased by $10 million during the first quarter of 2013 compared to 2012 primarily due a 28% decrease in IRLCs expected to close which was partially offset by 8 basis points of higher average total loan margins.   Although total IRLCs declined, there was a positive impact to gain on loans from a greater mix of retail IRLCs during the first quarter of 2013 compared to 2012.

Change in fair value of Scratch and Dent and certain non-conforming mortgage loans is primarily driven by additions, sales and changes in value of Scratch and Dent loans, which represent loans with origination flaws or performance issues.  The $5 million unfavorable change in fair value of Scratch and Dent and certain non-conforming loans during the first quarter of 2013 compared to 2012 was primarily attributable to an increase in additions to Scratch and Dent loans resulting from continuing high levels of repurchase activity and a decrease in the estimated fair value of the ending population.

Economic hedge results represent the change in value of mortgage loans, interest rate lock commitments and related derivatives, including the impact of changes in actual pullthrough as compared to our initial assumptions.  We use derivative instruments to economically hedge changes in value of mortgage loans and IRLCs from the commitment date through the date the loan is sold into the secondary market.  These derivatives are intended to mitigate the changes in value attributable to changes in interest rates.  Economic hedge results also include changes in value of mortgage loans held for sale due to changes in actual execution upon sale which may not be interest rate related and would not be offset by changes in value of derivative instruments.

The $28 million decrease in economic hedge results during the first quarter of 2013 compared to 2012 was driven by lower execution gains on mortgage loans sold.

Mortgage Net Finance Expense

Mortgage net finance expense consists of interest income on mortgage loans, interest expense on debt used to fund mortgage loans and an allocation of corporate unsecured interest expense.  Mortgage net finance expense is driven by the average balance of loans held for sale, the average volume of outstanding borrowings, the average number of days loans are held prior to sale to investors, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings.  A significant portion of our loan originations is funded with variable-rate short-term debt.

Mortgage interest expense decreased by $5 million during the first quarter of 2013 compared to 2012 which was driven by lower allocated financing costs of corporate unsecured borrowings resulting from a lower average debt balance associated with liquidity and deleveraging initiatives executed throughout 2012 and a lower average balance of loans held for sale.  The decrease in Mortgage interest expense was partially offset by a $4 million decrease in Mortgage interest income during the first quarter of 2013 compared to 2012 primarily due to a lower average balance and note rate of loans held for sale.

Salaries and Related Expenses

Salaries and related expenses consist of salaries, payroll taxes, benefits and incentives paid to employees in our mortgage production operations and commissions paid to employees involved in the loan origination process.

The components of Salaries and related expenses were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Salaries, benefits and incentives	$74	$59
Commissions	28	26
Contract labor and overtime	8	8
Total	$110	$93

Salaries, benefits and incentives are primarily driven by the average number of permanent employees. Commissions are primarily driven by the volume of retail closings.  Contract labor and overtime are primarily driven by origination volumes and consists of overtime paid to permanent employees and amounts paid to temporary and contract personnel.

Salaries, benefits and incentives increased by $15 million during the first quarter of 2013 compared with the first quarter of 2012 primarily due to an increase in the average number of permanent employees in the mortgage production operations.  Additional resources were added throughout 2012 in order to meet increased demand for mortgage loans and maintain stringent underwriting guidelines while meeting loan processing cycle times.  In addition, personnel were added to develop our mortgage compliance, loan quality and customer service initiatives.  We continue to balance the number of full-time employees and the use of temporary and contract personnel with anticipated loan origination volumes as well as the need to enhance our compliance structure to meet new regulatory standards and meet customer service objectives.

The $2 million increase in commissions was primarily attributable to a 2% increase in closings from our real estate channel, which has higher commission rates than private label closings.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, allocations for corporate overhead and other production related expenses.

The components of Other operating expenses were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Production-related direct expenses	$28	$29
Corporate overhead allocation	22	19
Other expenses	24	19
Total	$74	$67

Production-related direct expenses represent variable costs directly related to the volume of loan originations and consist of appraisal, underwriting and other direct loan origination expenses. These expenses are incurred during the loan origination process and are primarily driven by the volume of applications.  Production-related direct expenses decreased by $1 million during the first quarter of 2013 compared to 2012, consistent with a 4% decrease in the number of retail applications.

Corporate overhead allocations relate to segment allocations of shared general and administrative costs and costs associated with operating and managing corporate functions.

Other expenses consist of other production-related expenses that include, but are not limited to professional fees, information technology costs, outsourcing fees and customer service expenses.  The $5 million increase in other expenses during the first quarter of 2013 compared to 2012 was primarily attributable to a $3 million increase in professional fees related to compliance costs for risk management and operational excellence initiatives focused on loan defect reduction.  Other expenses also included a $2 million increase in customer service-related expenses associated with borrowers and our PLS clients.

Mortgage Servicing Segment

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

The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	As of March 31,
	2013	2012
	($ In millions)
Total loan servicing portfolio	$181,780	$184,881
Number of loans serviced	998,328	1,074,003
Capitalized loan servicing portfolio	$136,833	$149,655
Capitalized servicing rate	0.80%	0.87%
Capitalized servicing multiple	2.7	2.9
Weighted-average servicing fee (in basis points)	30	30

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Average total loan servicing portfolio	$182,775	$183,951
Average capitalized loan servicing portfolio	138,669	148,639
Payoffs and principal curtailments of capitalized portfolio	10,512	8,227

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Mortgage interest income	$2	$3
Mortgage interest expense	(14)	(16)
Mortgage net finance expense	(12)	(13)
Loan servicing income	108	121
Change in fair value of mortgage servicing rights	5	(21)
Net derivative loss related to mortgage servicing rights	(16)	(5)
Valuation adjustments related to mortgage servicing rights, net	(11)	(26)
Net loan servicing income	97	95
Other income (expense)	—	(1)
Net revenues	85	81
Salaries and related expenses	11	10
Occupancy and other office expenses	3	2
Other operating expenses	53	95
Total expenses	67	107
Segment profit (loss)	$18	$(26)

FIRST QUARTER 2013 COMPARED WITH FIRST QUARTER 2012

Mortgage Net Finance Expense

Mortgage net finance expense consists of interest income from escrow balances, income from investment balances (including investments held in reinsurance trusts) and interest expense allocated on corporate unsecured debt used to fund our Mortgage servicing rights (“MSRs”), which is driven by the average balance of MSRs and the cost of funds rate of our outstanding borrowings.

Mortgage interest expense decreased by $2 million during the first quarter of 2013 compared to 2012 which was driven by $2 million in lower bank fees related to servicing accounts for customer escrow and custodial funds.  While our average MSR balance was 15% lower during the first quarter of 2013 compared to 2012, the interest expense allocated to fund our MSRs remained constant primarily due to a higher effective interest rate of corporate unsecured borrowings associated with the convertible note issuance in 2012.

The decrease in Mortgage interest expense was partially offset by a $1 million decrease in Mortgage interest income during the first quarter of 2013 compared to 2012 which was primarily related to lower income from investment balances held in our reinsurance trusts resulting from the termination of an agreement during 2012 and realized reinsurance losses.

Loan Servicing Income

The components of Loan servicing income were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Servicing fees from capitalized portfolio	$100	$112
Subservicing fees	5	4
Late fees and other ancillary servicing revenue	15	17
Curtailment interest paid to investors	(13)	(10)
Net reinsurance income (loss)	1	(2)
Total	$108	$121

The primary drivers for Loan servicing income are the average capitalized loan servicing portfolio and average servicing fee.  Service fee revenue is driven by recurring servicing fees that are recognized upon receipt of the coupon payment from the borrower and are recorded net of guarantee fees.  For loans that are subserviced for others, we receive a nominal stated amount per loan which is less than our average servicing fee related to the capitalized portfolio.  Curtailment interest paid to investors represents uncollected interest from the borrower that is required to be passed onto investors and is primarily driven by the number of loan payoffs.  Net reinsurance income or loss represents premiums earned on reinsurance contracts, net of ceding commission and provisions for reinsurance reserves.

The $12 million decrease in servicing fees from the capitalized portfolio during the first quarter of 2013 compared to 2012 was primarily related to a 7% decrease in the average capitalized loan servicing portfolio and a decline in the weighted-average servicing fee related to our liquidity strategy to not retain excess servicing on recent loan production for certain conforming products.  During the same period, subservicing fees increased by $1 million compared to 2012 due to an increase in the average subservicing fee earned per loan which was offset by a 4% decrease in the average number of loans in our subserviced portfolio.

Curtailment interest paid to investors increased by $3 million during the first quarter of 2013 compared to 2012 primarily due to a 32% increase in loan payoffs in our capitalized loan servicing portfolio.

During the first quarter of 2013, net reinsurance income was $1 million compared to a loss of $2 million during 2012.  The $3 million favorable change was driven by a $5 million decrease in the provision for reinsurance reserves resulting from an improvement in the loss development for remaining origination years where maximum loss rates have not been reached that was partially offset by a $2 million decrease in premiums earned under reinsurance agreements due to the termination of a contract and portfolio runoff.

Valuation Adjustments Related to Mortgage Servicing Rights

Valuation adjustments related to mortgage servicing rights include Change in fair value of mortgage servicing rights and Net derivative loss related to mortgage servicing rights.

Change in Fair Value of Mortgage Servicing Rights. The fair value of our MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility, servicing costs and other economic factors.  Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates.  Other factors noted above as well as the overall market demand for MSRs may also affect the valuation.

The components of Changes in fair value of mortgage servicing rights were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Actual prepayments of the underlying mortgage loans	$(67)	$(53)
Actual receipts of recurring cash flows	(10)	(11)
Market-related fair value adjustments	82	43
Total	$5	$(21)

The change in fair value of MSRs due to actual prepayments is driven by two factors: (i) the number of loans that prepaid during the period and (ii) the current value of the mortgage servicing right asset at the time of prepayment.  Market-related fair value adjustments represent the change in fair value of MSRs due to changes in market inputs and assumptions used in the valuation model.

The $14 million increase in actual prepayments of the underlying mortgage loans during the first quarter of 2013 compared with 2012 was primarily due to a 32% increase in loan payoffs in the capitalized loan servicing portfolio.

Market-related fair value adjustments increased the value of our MSRs by $82 million during the first quarter of 2013 which was primarily attributable to an increase in mortgage interest rates, including a 31 basis points increase in the primary mortgage rate used to value our MSR asset.  The $43 million market-related fair value increase during the first quarter of 2012 was primarily attributable to an increase in mortgage interest rates and a steepening of the yield curve.

Net Derivative Loss Related to Mortgage Servicing Rights. We may choose to use a combination of derivative instruments to protect against potential adverse changes in the fair value of our MSRs resulting from a decline in interest rates. If the derivative instruments are effective, the change in fair value of derivatives is intended to react in the opposite direction of the market-related change in the fair value of MSRs, and generally increase in value as interest rates decline and decrease in value as interest rates rise.

The size and composition of derivative instruments used depends on a variety of factors, including the potential decline in value of our MSRs based on our evaluation of the current market environment and the interest rate risk inherent in our capitalized servicing portfolio which requires assumptions with regards to future replenishment rates, loan margins, the value of additions to MSRs and loan origination costs.  Many factors can impact these estimates, including loan pricing margins, the availability of liquidity to fund additions to our capitalized MSRs and the ability to adjust staffing levels to meet changing consumer demand.  As a result, our decisions regarding the levels, if any, of our derivatives related to MSRs could result in continued volatility in the results of operations for our Mortgage Servicing segment.

The value of derivatives related to our MSRs decreased by $16 million during the first quarter of 2013 compared with $5 million during 2012.

Salaries and Related Expenses

Salaries and related expenses consist of salaries, payroll taxes, benefits and incentives paid to employees in our servicing operations.

Salaries and related expenses increased by $1 million during the first quarter of 2013 compared with 2012 primarily due to an increase in the average number of permanent employees.  Additional resources were added during the second half of 2012 in order to implement new industry servicing and compliance practices.

Other Operating Expenses

The following table presents a summary of Other operating expenses:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Repurchase and foreclosure-related charges	$15	$65
Corporate overhead allocation	5	4
Other expenses	33	26
Total	$53	$95

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

Repurchase and foreclosure-related charges decreased by $50 million during the first quarter of 2013 compared to 2012.  While total repurchase and indemnification requests were 10% lower than the fourth quarter of 2012, the $15 million of repurchase and foreclosure-related charges during the first quarter of 2013 resulted from the continued elevated level of total requests, reduced government insurance claims proceeds and an increase in estimated loss severities.  During the first quarter of 2012, the $65 million of repurchase and foreclosure-related charges were the result of a decline in our success rate in appealing repurchase requests and the Agencies focus on clearing the backlog of previously requested loan files related to origination years 2005 through 2008 which resulted in a 102% increase in repurchase and indemnification requests during the period as compared to the fourth quarter of 2011.

Corporate overhead allocations relate to segment allocations of shared general and administrative costs and costs associated with operating and managing corporate functions.

Other expenses include operating expenses of the Mortgage Servicing segment, including costs directly associated with servicing loans in foreclosure and real estate owned, professional fees and outsourcing fees.  Other expenses increased by $7 million during the first quarter of 2013 compared to 2012 due to a $9 million increase in direct expenses associated with servicing delinquent and foreclosed loans (primarily government loans) which was offset by a $2 million decrease in compensatory fees related to foreclosure processing.

Fleet Management Services Segment

The fleet management industry has continued to be influenced by the current condition of the U.S. economy and the levels of corporate spending and capital investment which has resulted in corporate cost-reduction initiatives and increasing fleet operating costs, including increasing vehicle acquisition costs, maintenance costs and fuel prices. In recent years, the mix of our net investment in leases has changed to include more expensive truck and service-type vehicles which has offset declines in our leased units.  Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Three Months Ended
	March 31,
	2013	2012
	(In thousands of units)
Leased vehicles	258	269
Maintenance service cards	330	340
Fuel cards	309	298
Accident management vehicles	302	314

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Fleet management fees	$43	$47
Fleet lease income	332	336
Other income	19	18
Net revenues	394	401
Salaries and related expenses	18	16
Occupancy and other office expenses	3	4
Depreciation on operating leases	302	301
Fleet interest expense	16	18
Other depreciation and amortization	2	3
Other operating expenses	32	35
Total expenses	373	377
Segment profit	$21	$24

FIRST QUARTER 2013 COMPARED WITH FIRST QUARTER 2012

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

Fleet management fees decreased by $4 million during the first quarter of 2013 compared to 2012 due to a $3 million decrease in revenue from driver safety training services driven by lower client participation and a $1 million decrease in fees associated with asset dispositions on behalf of our clients driven by lower volume.

Fleet Lease Income

The following table presents a summary of the components of Fleet lease income:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Leasing revenue	$332	$333
Operating lease syndication revenue	—	3
Total	$332	$336

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

We originate certain leases with the intention of syndicating to banks and other financial institutions, which includes the sale of the underlying assets and assignment of any rights to the leases. Upon the transfer and assignment of operating leases that qualify for sales treatment, we record the proceeds from the sale within Fleet lease income and recognize the cost of goods sold within Other operating expenses for the undepreciated cost of the asset sold.

Leasing revenue decreased by $1 million during the first quarter of 2013 compared to 2012 primarily due to a decline in the rate billed as the interest component for funding our leases and a 4% decrease in the average number of leased vehicles.  These decreases were partially offset by higher depreciation on operating leases as described below.

The amount of gross sales proceeds related to operating lease syndications resulted in a $3 million decrease in Fleet lease income during the first quarter of 2013 compared to 2012 and also contributed to the $2 million decrease in cost of goods sold in Other operating expenses described below.

Other Income

Other income primarily consists of gross sales from our owned vehicle dealerships, the gain or loss from the sale of used vehicles and other ancillary revenues.

Other income increased by $1 million during the first quarter of 2013 compared to 2012 primarily due to a $1 million increase related to vehicle sales at our dealerships driven by a higher volume of units sold and a $1 million increase in revenues associated with vehicles equipped with onboard technology.  These increases were partially offset by a $1 million decrease in the gains on used car sales due to lower sales volume.

Salaries and Related Expenses

Salaries and related expenses consist of salaries, payroll taxes, benefits and incentives paid to employees in our fleet services operations.

Salaries and related expenses increased by $2 million during the first quarter of 2013 compared to 2012 primarily due to an increase in the average number of permanent employees as a result of current and expected growth in the business.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our vehicles under operating leases included in Net investment in fleet leases.

Depreciation on operating leases increased by $1 million during the first quarter of 2013 compared to 2012 primarily due to a higher average balance in Net investment in fleet leases reflecting growth in the average lease balances from the addition of new vehicle units which contain a higher initial capitalized cost compared to older vehicles units ending their lease term.  This increase in depreciation on operating leases more than fully offset any lower depreciation from the 4% decline in our average number of leased vehicles.

Fleet Interest Expense

Fleet interest expense is primarily driven by the average volume and cost of funds rate of outstanding borrowings and consists of interest expense associated with borrowings related to leased vehicles, changes in market values of interest rate cap agreements related to vehicle asset-backed debt and amortization of deferred financing fees.

Fleet interest expense decreased by $2 million during the first quarter of 2013 compared to 2012 primarily due to a lower average cost of funds rate on current asset-backed debt agreements..

Other Operating Expenses

The following table presents a summary of the components of Other operating expenses:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Cost of goods sold	$13	$15
Corporate overhead allocation	11	11
Other expenses	8	9
Total	$32	$35

Cost of goods sold represents the acquisition cost of vehicles at our dealerships and the carrying value of certain operating leases syndicated to banks and other financial institutions.  The gross sales proceeds from our owned dealerships are included in Other income and the proceeds from syndications are recorded within Fleet lease income.  Cost of goods sold decreased by $2 million during the first quarter of 2013 compared to 2012 which was driven by a decrease in the amount of operating lease syndications which was partially offset by an increase in the cost of goods sold related to an increase in vehicle sales at our dealerships.

Corporate overhead allocations relate to segment allocations of shared general and administrative costs and costs associated with operating and managing corporate functions.  These allocations remained constant at $11 million for both the first quarter of 2013 and 2012.

Other expenses decreased by $1 million during the first quarter of 2013 compared to 2012 primarily due to a $2 million decrease in expenses associated with lower client participation in driver safety training services that was partially offset by a $1 million increase in costs for vehicles equipped with onboard technology.

Other

We leverage a centralized corporate platform to provide shared services for general and administrative functions to our reportable segments.  These shared services include support associated with, among other functions, information technology, enterprise risk management, internal audit, human resources, accounting and finance, marketing and communications.  The costs associated with these shared general and administrative functions, in addition to the cost of managing the overall corporate function, are recorded within Other and allocated to our reportable segments through a corporate overhead allocation.  Other also includes intersegment eliminations and certain income and expenses that are not allocated back to our reportable segments.

The following table presents the revenues and expenses recorded in Other:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Net revenues	$(1)	$(1)
Salaries and related expenses	20	17
Occupancy and other office expenses	1	1
Fleet interest expense	(1)	(1)
Other depreciation and amortization	2	1
Other operating expenses	15	16
Corporate overhead allocation	(38)	(34)
Total expenses	(1)	—
Net loss before income taxes	$—	$(1)

FIRST QUARTER 2013 COMPARED WITH FIRST QUARTER 2012

Salaries and related expenses represent costs associated with operating corporate functions and our centralized management platform and consist of salaries, payroll taxes, benefits and incentives paid to shared service support employees.  These expenses are primarily driven by the average number of permanent employees.  Salaries and related expenses increased by $3 million compared to 2012 driven by an increase in management incentive compensation and severance costs associated with the separation of certain executives during 2013.

The table below provides a summary of our corporate overhead allocation by segment:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Mortgage Production segment	$22	$19
Mortgage Servicing segment	5	4
Fleet Management Services segment	11	11
Other	(38)	(34)
Total	$—	$—

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

Loan Repurchases and Indemnifications

Repurchase and foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and on-balance sheet loans in foreclosure and real estate owned.  The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate of defending against requests, estimated insurance claim proceeds and denials and estimated loss severities on repurchases and indemnifications.  The liability for loan repurchases and indemnifications does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries.

While the best information available is used in estimating our liability, our actual experience can vary significantly from our assumptions as the estimation process is inherently uncertain.  Given the increased levels of repurchase requests and repurchase and foreclosure-related charges in recent periods, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of March 31, 2013, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $45 million.  This estimate assumes that repurchase and indemnification requests remain at an elevated level through the year ended December 31, 2013, the success rate in defending against repurchase requests declines and that the Company will incur increased foreclosure-related costs that are not expected to be reimbursed pursuant to government mortgage insurance programs.  Our estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the criteria used by investors in selecting loans to request;(iii) the quality of our underwriting procedures; (iv) borrower delinquency and default patterns; and (v) general economic conditions.

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

Repurchase and foreclosure-related reserves consist of the following:

	March 31,	December 31,
	2013	2012
	(In millions)
Loan repurchase and indemnification liability	$141	$140
Allowance for probable foreclosure losses	29	28
Adjustment to value for real estate owned	24	23
Total	$194	$191

The table below presents the trend over the most recent quarters of our repurchase and foreclosure reserve activity and the number of repurchase claim requests received:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
	($ In millions)
Balance, beginning of period	$191	$176	$175	$165	$127
Realized losses	(17)	(27)	(43)	(33)	(33)
Increase in reserves due to:
Change in assumptions	15	37	41	39	65
New loan sales	5	5	3	4	6
Balance, end of period	$194	$191	$176	$175	$165

Repurchase requests received (number of loans)	886	980	997	1,171	1,407

Loan Repurchase & Indemnification Liability

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	As of March 31, 2013			As of December 31, 2012
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total (4)	Requests	Requests	Total (4)
	(In millions)
Agency Invested:
Claim pending (1)	$36	$2	$38	$25	$1	$26
Appealed (2)	21	9	30	49	7	56
Open to review (3)	45	9	54	44	23	67
Agency requests	102	20	122	118	31	149
Private Invested:
Claim pending (1)	7	—	7	8	—	8
Appealed (2)	15	2	17	16	2	18
Open to review (3)	39	5	44	33	5	38
Private requests	61	7	68	57	7	64
Total	$163	$27	$190	$175	$38	$213

(1)             Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)             Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant.  Based on claims received and appealed during the twelve months ended March 31, 2013 that have been resolved, we were successful in refuting approximately 90% of claims appealed.

(3)             Open to review status represents loans where we have not completed our review process.  We appealed approximately 70% of claims received and reviewed during the twelve months ended March 31, 2013.

(4)             Investors may make repurchase demands based on unresolved mortgage insurance rescission notices.  In these cases, the total unresolved requests balance includes certain loans that are currently subject to both an outstanding repurchase demand and an unresolved mortgage insurance rescission notice.

Approximately 65% and 69% of the unpaid principal balance of our unresolved repurchase requests related to loans originated between 2005 and 2008 as of March 31, 2013 and December 31, 2012, respectively.

See Note 11, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our repurchase and foreclosure-related reserves.

Mortgage Reinsurance

We have exposure to consumer credit risk through losses from one contract with a primary mortgage insurance company that is inactive and in runoff.  We are required to hold securities in trust related to this potential obligation, which were $119 million as of March 31, 2013 and were included in Restricted cash, cash equivalents and investments in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2013, a liability of $30 million was included in Other liabilities in the accompanying Condensed Consolidated Balance Sheets for incurred and incurred but not reported losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis.

A summary of the activity in the liability for reinsurance losses is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Balance, beginning of period	$33	$84
Realized losses	(4)	(18)
Increase in liability for reinsurance losses(1)	1	6
Balance, end of period	$30	$72

(1)             The increase in reinsurance reserves is recorded as an expense within Loan servicing income in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of March 31, 2013:

		Maximum
	Unpaid	Potential
	Principal	Exposure to
	Balance (UPB)	Reinsurance Loss
	(In millions)
Year of Origination:
2003	$137	$38
2004	472	67
2005	457	10
2006	259	—
2007	675	—
2008	467	13
2009	232	7
Total	$2,699	$135

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

Counterparty and Concentration Risk

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

As of March 31, 2013, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.  Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base.  With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital structure to fund growth in assets, to fund business operations, and to meet contractual obligations, including maturities of our indebtedness. In developing our liquidity plan, we consider how our needs may be impacted by various factors including maximum liquidity needs during the period, fluctuations in assets and liability levels due to changes in business operations, levels of interest rates, and working capital needs. We also assess market conditions and capacity for debt issuance in various markets we access to fund our business needs.  Our primary operating funding needs arise from the origination and financing of mortgage loans, the purchase and funding of vehicles under management and the retention of mortgage servicing rights. Our liquidity needs can also be significantly influenced by changes in interest rates due to collateral posting requirements from derivative agreements as well as the levels of repurchase and indemnification requests.

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

We are continuing to monitor developments in regulations that may impact our businesses including the Dodd-Frank Act and ongoing GSE reforms that could have a material impact on our liquidity. For more information, see “Part I—Item 1A. Risk Factors—Risk Related to our Company—Our Mortgage businesses are complex and heavily regulated, and the full impact of regulatory developments to our businesses remains uncertain.  In addition, we are subject to litigation, regulatory investigations and inquiries and may incur fines, penalties, and increased costs that could negatively impact our future results of operations or damage our reputation.” and “Part I—Item 1A. Risk Factors—Risk Related to our Company—We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae.  Failure to maintain our relationships with each of Fannie Mae, Freddie Mac and Ginnie Mae would materially and adversely affect our business, financial position, results of operations or cash flows.” in our 2012 Form 10-K.

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

Cash Flows

At March 31, 2013, we had $927 million of Cash and cash equivalents, an increase of $98 million from $829 million at December 31, 2012.  The following table summarizes the changes in Cash and cash equivalents:

	Three Months Ended
	March 31,
	2013	2012	Change
		(In millions)
Cash provided by (used in):
Operating activities	$833	$1,443	$(610)
Investing activities	(379)	(321)	(58)
Financing activities	(356)	(661)	305
Effect of changes in exchange rates on Cash and cash equivalents	—	—	—
Net increase in Cash and cash equivalents	$98	$461	$(363)

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  In addition to depreciation and amortization, the operating results of our reportable segments are impacted by the following significant non-cash activities:

•                  Mortgage Production —Capitalization of mortgage servicing rights

•                  Mortgage Servicing —Change in fair value of mortgage servicing rights

•                  Fleet Management Services —Depreciation on operating leases

During the three months ended March 31, 2013, cash provided by our operating activities was $833 million.  This is primarily reflective of $661 million of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment.  Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing and Fleet Management Services segments.

The net cash provided by the operating activities of our Mortgage Production segment resulted from a $442 million decrease in the Mortgage loans held for sale balance in our Condensed Consolidated Balance Sheets between March 31, 2013 and December 31, 2012, which is the result of timing differences between origination and sale as of the end of each period.  The decrease in Mortgage loans held for sale also resulted in a decrease in Mortgage Asset-Backed Debt as further described in Financing Activities below.

During the three months ended March 31, 2012, cash provided by our operating activities was $1.4 billion.  This was primarily reflective of $1.2 billion of net cash provided by the significant increase in mortgage loan sales in our Mortgage Production segment and $73 million of net changes in cash collateral posted on derivative agreements.  Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing and Fleet Management Services segments.

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

During the three months ended March 31, 2013, cash used in our investing activities was $379 million, which primarily consisted of $370 million in net cash outflows from the purchase and sale of vehicles and $21 million of cash paid on derivative agreements related to our Mortgage servicing rights, partially offset by a $22 million net decrease in Restricted cash, cash equivalents and investments primarily due to the release of $10 million of restricted cash related to the FLRT 2010-1 Notes which were repaid during 2013.

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

During the three months ended March 31, 2013, cash used in our financing activities was $356 million and related to $338 million of net payments on secured borrowings resulting primarily from the decreased funding requirements for Mortgage loans held for sale described in operating activities.  As of March 31, 2013, our financing activities reflect our efforts to maximize secured borrowings against the available asset base, increasing the ending cash balance.  Within each quarter, excess available cash is utilized to fund assets rather than using the Mortgage and Vehicle asset-backed borrowing arrangements, given the relative borrowing costs and returns on invested cash.

During the three months ended March 31, 2012, cash used in our financing activities was $661 million and related to $832 million of net payments on secured borrowings resulting from the decreased funding requirements for Mortgage loans held for sale described in operating activities, offset by $192 million of net proceeds on unsecured borrowings resulting from the issuance of $250 million in aggregate principal amount of 6.0% Convertible notes due 2017, net of the purchase of $51 million of the Convertible notes due 2012.

Debt

We utilize both secured and unsecured debt as key components of our financing strategy.  Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	March 31,	December 31,
	2013	2012
	(In millions)
Restricted cash, cash equivalents and investments	$402	$425
Mortgage loans held for sale	1,732	2,174
Net investment in fleet leases	3,678	3,636
Mortgage servicing rights	1,101	1,022
Total	$6,913	$7,257

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

The following table summarizes our Debt as of March 31, 2013:

		Total Assets
		Held as
	Balance	Collateral(1)
	(In millions)
Vehicle Management Asset-Backed Debt	$3,464	$3,897
Secured Canadian credit facility	—	—
Mortgage Asset-Backed Debt	1,581	1,657
Unsecured Debt	1,164	—
Total	$6,209	$5,554

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

Vehicle management asset-backed funding arrangements consisted of the following facilities as of March 31, 2013:

				End of	Estimated
		Total	Available	Revolving	Maturity
	Balance	Capacity	Capacity(1)	Period(2)	Date(3)
		(In millions)
Chesapeake 2009-2	$261	n/a	n/a	n/a	02/15/14
Chesapeake 2009-3	29	n/a	n/a	n/a	09/07/14
Term notes, in amortization	290
Chesapeake 2012-1	643	$643	$—	04/18/13	03/07/16
Chesapeake 2012-2	600	600	—	10/24/13	10/07/16
Chesapeake 2011-2	350	350	—	09/19/13	08/07/16
Term notes, in revolving period	1,593	1,593	—
Chesapeake 2010-1	530	875	345	06/26/13	03/07/17
FLRT 2010-2	649	802	153	08/30/13	06/15/22
Chesapeake 2011-1	378	625	247	06/26/14	09/07/17
Variable-funding notes	1,557	2,302	745
Other	24	24	—
Total	$3,464	$3,919	$745

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

Secured Canadian Credit Facility

The Secured Canadian credit facility provides up to $123 million (C$125 million) of committed revolving capacity, subject to the satisfaction of compliance with a borrowing base calculation.  As of and during the three months ended March 31, 2013, there were no amounts outstanding under the facility.

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

Mortgage asset-backed funding arrangements consisted of the following as of March 31, 2013:

		Total	Available	Maturity
	Balance	Capacity	Capacity(1)	Date
		(In millions)
Debt:
Committed facilities:
Fannie Mae	$482	$1,000	$518	12/13/13
Royal Bank of Scotland plc	129	500	371	06/21/13
Bank of America	276	418	142	10/31/13
Credit Suisse First Boston Mortgage Capital LLC	333	675	342	05/22/13
Wells Fargo Bank	170	450	280	12/06/13
Barclays Bank PLC	124	350	226	12/10/13
Committed repurchase facilities	1,514	3,393	1,879
Uncommitted facilities:
Fannie Mae	—	2,000	2,000	n/a
Uncommitted repurchase facilities	—	2,000	2,000
Servicing advance facility	67	120	53	06/30/13
Total	$1,581	$5,513	$3,932

Off-Balance Sheet Gestation Facilities:
JP Morgan Chase	$128	$500	$372	10/31/13

(1)       Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

Unsecured Debt

Unsecured credit facilities are utilized to fund our short-term working capital needs to fund our MSRs and to supplement asset-backed facilities and provide for a portion of the operating needs of our mortgage and fleet management businesses.   As of and during the three months ended March 31, 2013, there were no amounts outstanding under the Revolving credit facilities.

Unsecured borrowing arrangements consisted of the following as of March 31, 2013:

		Balance	Total	Available	Maturity
	Balance	at Maturity	Capacity	Capacity	Date
		(In millions)
4% notes due in 2014	$233	$250	n/a	n/a	09/01/14
6% notes due in 2017	199	250	n/a	n/a	06/15/17
Convertible notes	432	500
9.25% notes due in 2016	449	450	n/a	n/a	03/01/16
7.375% notes due in 2019	275	275	n/a	n/a	09/01/19
Other	8	8	n/a	n/a	04/15/18
Term notes	732	733
Revolving credit facility — Tranche A(1)	—	—	$250	$250	08/02/15
Revolving credit facility — Tranche B(1)	—	—	50	50	07/01/14
Other	—	—	5	5	09/30/13
Credit facilities	—	—	$305	$305
Total	$1,164	$1,233

(1)       Capacity amounts shown reflect the contractual maximum capacity of the facility.  The available capacity of this facility is subject to the satisfaction of compliance with a borrowing base coverage ratio test.

The Convertible notes due 2017 meet the requirements for conversion as of March 31, 2013, and holders of the notes may convert all or any portion of the notes, at their option.  As of March 31, 2013, the if-converted value exceeded the principal amount of the notes by $179 million.  Upon conversion, the principal amount of the converted notes would be payable in cash, and we would pay or deliver the conversion premium  (at our election) in: (i) cash; (ii) shares of Common stock; or (iii) a combination of cash and shares of Common stock.

As of April 24, 2013, our credit ratings, and ratings outlook on our senior unsecured debt were as follows:

	Senior	Short-Term	Ratings
	Debt	Debt	Outlook/Watch
Moody’s Investors Service	Ba2	NP	Stable
Standard & Poors	BB-	B	Stable
Fitch	BB	B	Negative

Our current credit ratings reflect the rating agencies’ assessments of a variety of factors, including but not limited to: an increase in potential mortgage loan repurchases, our hedge practices related to our mortgage servicing rights, and uncertainties regarding our liquidity profile.  On April 1, 2013, S&P revised our Rating Outlook from Negative to Stable and affirmed our long-term issuer credit and senior unsecured ratings of ‘BB-’ and our subordinated debt and our short-term issuer credit ratings of ‘B’.  On April 17, 2013, Moody’s revised our Rating Outlook from Negative to Stable and affirmed our senior unsecured rating of ‘Ba2’.  The revisions are a result of these agencies acknowledging our actions to stabilize our funding profile and strengthen our liquidity position, our long-term, laddered funding profile and favorable industry trends in mortgage servicing.

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

There were no significant amendments to the terms of our debt covenants during three months ended March 31, 2013.  As of March 31, 2013, we were in compliance with all financial covenants related to our debt arrangements.

Under certain of our financing, servicing, hedging and related agreements and instruments, the lenders or trustees have the right to notify us if they believe we have breached a covenant under the agreements and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure certain of such events of default. If we do not cure the events of default or obtain necessary waivers within the required time periods, the maturity of some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. In addition, an event of default or acceleration under certain of our agreements and instruments would trigger cross-default provisions under certain of our other agreements and instruments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have not been any significant changes to the critical accounting policies and estimates described under “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our 2012 Form 10-K.

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

We used March 31, 2013 market rates to perform the sensitivity analysis.  The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of March 31, 2013 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets and liabilities:
Restricted investments	$1	$1	$—	$(1)	$(1)	$(2)
Mortgage loans held for sale	43	31	17	(19)	(41)	(85)
Interest rate lock commitments(1)	75	56	33	(39)	(84)	(187)
Forward loan sale commitments(1)	(123)	(89)	(50)	57	119	248
Option contracts(1)	(1)	(1)	(1)	3	10	27
Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(6)	(3)	(1)	2	4	3
Mortgage servicing rights	(266)	(134)	(69)	70	139	266
Derivatives related to MSRs(1)	63	14	4	(1)	(1)	(1)
Total Mortgage servicing rights and related derivatives	(203)	(120)	(65)	69	138	265
Total mortgage assets and liabilities	(208)	(122)	(66)	70	141	266
Net investment in fleet leases	13	7	3	(3)	(7)	(13)
Interest rate contracts(1)	(1)	—	—	—	1	3
Debt	(43)	(21)	(11)	11	21	42
Total, net	$(239)	$(136)	$(74)	$78	$156	$298

(1)             Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2013.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” of our 2012 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of May, 2013.

PHH CORPORATION

By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer

By:	/s/ Robert B. Crowl
Robert B. Crowl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David M. Bricker
David M. Bricker
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

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