Form 10-Q
period 2013-06-30
PHH CORP
filed 2013-08-01
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 24, 2013, 57,144,550 shares of PHH common stock were outstanding.

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

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could”. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements concerning the following:

¡	the impact of the adoption of recently issued accounting pronouncements on our financial statements;

¡	our expectations of the impacts of regulatory changes on our businesses;

¡	our expected cost reductions and responses to the changing mortgage production environment;

¡	our expectations regarding improvements in our systems and processes, including our information technology infrastructure and systems;

¡	future origination volumes and loan margins in the mortgage industry;

¡	our expectations of origination volumes from our retail platform, including from our private label relationships and our relationship with Realogy Corporation;

¡	our ability to generate mortgage originations in excess of voluntary prepayments;

¡

potential acquisitions, dispositions, partnerships, joint ventures and changes in product offerings to achieve disciplined growth in our franchise platforms and to optimize our mortgage and fleet management services businesses;

¡	our belief that sources of liquidity will be adequate to fund operations;

¡	mortgage repurchase and indemnification requests and associated reserves and provisions; and

¡	our assessment of legal proceedings and associated reserves and provisions.

Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part I—Item 1A. Risk Factors” in our 2012 Form 10-K, “Part II—Item 1A. Risk Factors” in this Form 10-Q and those factors described below:

¡	the effects of market volatility or macroeconomic changes on the availability and cost of our financing arrangements and the value of our assets;

¡	the effects of any further declines in the volume of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

¡	the effects of changes in current interest rates on our business and our financing costs;

¡	our decisions regarding the use of derivatives related to mortgage servicing rights, if any, and the resulting potential volatility of the results of operations of our Mortgage Servicing segment;

¡

the impact of the failure to maintain our credit ratings, including the impact on our cost of capital and ability to incur new indebtedness or refinance our existing indebtedness, as well as our current or potential customers’ assessment of our counterparty credit risk;

¡

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

¡

the effects of any significant adverse changes in the underwriting criteria or existence or programs of government-sponsored entities, including Fannie Mae and Freddie Mac, including any changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other actions of the federal government;

¡

the effects of any inquiries and investigations by attorneys general of certain states and the U.S. Department of Justice, the Bureau of Consumer Financial Protection, U.S. Department of Housing and Urban Development or other state or federal regulatory agencies related to foreclosure procedures or other mortgage origination or servicing activities, any litigation related to our mortgage origination or servicing activities, or any related fines, penalties and increased costs;

¡

the ability to maintain our status as a government sponsored entity-approved seller and servicer, including the ability to continue to comply with the respective selling and servicing guides, including any changes caused by the Dodd-Frank Act;

¡

the effects of changes in, or our failure to comply with, laws and regulations, including mortgage- and real estate-related laws and regulations (including changes caused by the Dodd-Frank Act), changes in the status of government sponsored-entities and changes in state, federal and foreign tax laws and accounting standards;

¡

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

¡

the effects of competition in our existing and potential future lines of business, including the impact of consolidation within the industries in which we operate and competitors with greater financial resources and broader product lines;

¡

the ability to obtain alternative funding sources for our mortgage servicing rights or to obtain financing (including refinancing and extending existing indebtedness) on acceptable terms, if at all, to finance our operations or growth strategies, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness;

¡

the ability to maintain our relationships with our existing clients, including our efforts to amend the terms of certain of our private label client agreements, and to establish relationships with new clients;

¡

the effects of any failure in or breach of our technology infrastructure, or those of our outsource providers, or any failure to implement changes to our information systems in a manner sufficient to comply with applicable law and our contractual obligations;

¡	the ability to attract and retain key employees;

¡	a deterioration in the performance of assets held as collateral for secured borrowings;

¡	any failure to comply with covenants under our financing arrangements; and

¡

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES
Mortgage fees	$82	$83	$161	$163
Fleet management fees	44	45	87	92
Net fee income	126	128	248	255
Fleet lease income	343	338	675	674
Gain on mortgage loans, net	197	208	384	438
Mortgage interest income	19	21	39	46
Mortgage interest expense	(48)	(53)	(96)	(108)
Mortgage net finance expense	(29)	(32)	(57)	(62)
Loan servicing income	88	100	196	221
Change in fair value of mortgage servicing rights	75	(205)	80	(226)
Net derivative (loss) gain related to mortgage servicing rights	(1)	2	(17)	(3)
Valuation adjustments related to mortgage servicing rights, net	74	(203)	63	(229)
Net loan servicing income (loss)	162	(103)	259	(8)
Other income	23	20	43	39
Net revenues	822	559	1,552	1,336

EXPENSES
Salaries and related expenses	163	143	322	279
Occupancy and other office expenses	17	14	32	28
Depreciation on operating leases	305	303	607	604
Fleet interest expense	14	17	29	34
Other depreciation and amortization	9	6	16	12
Other operating expenses	156	156	292	335
Total expenses	664	639	1,298	1,292
Income (loss) before income taxes	158	(80)	254	44
Income tax expense (benefit)	56	(38)	88	1
Net income (loss)	102	(42)	166	43
Less: net income attributable to noncontrolling interest	12	15	24	25
Net income (loss) attributable to PHH Corporation	$90	$(57)	$142	$18
Basic earnings (loss) per share attributable to PHH Corporation	$1.58	$(1.00)	$2.48	$0.32
Diluted earnings (loss) per share attributable to PHH Corporation	$1.40	$(1.00)	$2.18	$0.31

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$102	$(42)	$166	$43

Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(6)	(4)	(11)	—
Change in unrealized gains on available-for-sale securities, net	(1)	—	(1)	(1)
Change in unfunded pension liability, net	—	—	—	1
Total other comprehensive (loss) income, net of tax	(7)	(4)	(12)	—
Total comprehensive income (loss)	95	(46)	154	43
Less: comprehensive income attributable to noncontrolling interest	12	15	24	25
Comprehensive income (loss) attributable to PHH Corporation	$83	$(61)	$130	$18

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30,	December 31,
	2013	2012

ASSETS
Cash and cash equivalents	$1,044	$829
Restricted cash, cash equivalents and investments (including $0 and $121 of available-for-sale securities at fair value)	349	425
Mortgage loans held for sale	1,751	2,174
Accounts receivable, net	972	797
Net investment in fleet leases	3,736	3,636
Mortgage servicing rights	1,247	1,022
Property, plant and equipment, net	76	79
Goodwill	25	25
Other assets	571	616
Total assets (1)	$9,771	$9,603

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$782	$586
Debt	6,323	6,554
Deferred taxes	705	622
Other liabilities	274	279
Total liabilities (1)	8,084	8,041
Commitments and contingencies (Note 13)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 57,105,651 shares issued and outstanding at June 30, 2013; 56,975,991 shares issued and outstanding at December 31, 2012	1	1
Additional paid-in capital	1,133	1,127
Retained earnings	514	372
Accumulated other comprehensive income	14	26
Total PHH Corporation stockholders’ equity	1,662	1,526
Noncontrolling interest	25	36
Total equity	1,687	1,562
Total liabilities and equity	$9,771	$9,603

See accompanying Notes to Condensed Consolidated Financial Statements.

Continued.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)
(In millions)

(1)              The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle their obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$73	$66
Restricted cash, cash equivalents and investments	298	249
Mortgage loans held for sale	667	730
Accounts receivable, net	92	90
Net investment in fleet leases	3,634	3,531
Property, plant and equipment, net	2	2
Other assets	43	39
Total assets	$4,809	$4,707

LIABILITIES
Accounts payable and accrued expenses	$35	$36
Debt	4,140	4,074
Other liabilities	17	13
Total liabilities	$4,192	$4,123

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In millions, except share data)

	PHH Corporation Stockholders’ Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity

Six Months Ended June 30, 2013
Balance at December 31, 2012	56,975,991	$1	$1,127	$372	$26	$36	$1,562
Total comprehensive income (loss)	—	—	—	142	(12)	24	154
Distributions to noncontrolling interest	—	—	—	—	—	(35)	(35)
Stock compensation expense	—	—	4	—	—	—	4
Stock issued under share-based payment plans	129,660	—	—	—	—	—	—
Recognition of deferred taxes related to Convertible notes	—	—	2	—	—	—	2
Balance at June 30, 2013	57,105,651	$1	$1,133	$514	$14	$25	$1,687

Six Months Ended June 30, 2012
Balance at December 31, 2011	56,361,155	$1	$1,082	$338	$21	$19	$1,461
Total comprehensive income	—	—	—	18	—	25	43
Distributions to noncontrolling interest	—	—	—	—	—	(14)	(14)
Stock compensation expense	—	—	2	—	—	—	2
Stock issued under share-based payment plans	284,942	—	(2)	—	—	—	(2)
Conversion option related to Convertible note issuance, net	—	—	33	—	—	—	33
Recognition of deferred taxes related to Convertible notes	—	—	2	—	—	—	2
Balance at June 30, 2012	56,646,097	$1	$1,117	$356	$21	$30	$1,525

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$166	$43
Adjustments to reconcile Net income to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(145)	(174)
Net (gain) loss on mortgage servicing rights and related derivatives	(63)	229
Vehicle depreciation	607	604
Other depreciation and amortization	16	12
Origination of mortgage loans held for sale	(15,842)	(19,168)
Proceeds on sale of and payments from mortgage loans held for sale	16,611	20,323
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(379)	(510)
Deferred income tax expense (benefit)	85	(5)
Other adjustments and changes in other assets and liabilities, net	193	157
Net cash provided by operating activities	1,249	1,511
Cash flows from investing activities:
Investment in vehicles	(924)	(970)
Proceeds on sale of investment vehicles	154	156
Net cash paid on derivatives related to mortgage servicing rights	(19)	(3)
Purchases of property, plant and equipment	(17)	(10)
Purchases of restricted investments	(85)	(95)
Proceeds from sales and maturities of restricted investments	166	130
(Increase) decrease in restricted cash and cash equivalents	(48)	41
Other, net	2	19
Net cash used in investing activities	(771)	(732)
Cash flows from financing activities:
Proceeds from secured borrowings	25,675	32,351
Principal payments on secured borrowings	(25,885)	(32,797)
Proceeds from unsecured borrowings	—	243
Principal payments on unsecured borrowings	—	(252)
Issuances of common stock	1	—
Cash paid for debt issuance costs	(11)	(22)
Other, net	(40)	(17)
Net cash used in financing activities	(260)	(494)
Effect of changes in exchange rates on Cash and cash equivalents	(3)	1
Net increase in Cash and cash equivalents	215	286
Cash and cash equivalents at beginning of period	829	414
Cash and cash equivalents at end of period	$1,044	$700

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION

PHH Corporation and subsidiaries (collectively, “PHH” or the “Company”) is a leading outsource provider of mortgage and fleet management services operating in the following business segments:

¡         Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

¡         Mortgage Servicing — performs servicing activities for originated and purchased loans.

¡         Fleet Management Services — provides commercial fleet management services.

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

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, stockholders’ equity, cash flows or net income or loss. See Note 8, “Accounts Payable and Accrued Expenses”, for further information.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHANGES IN ACCOUNTING POLICIES

Comprehensive Income.  In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”.  This update to the comprehensive income guidance requires additional disclosure about the amounts reclassified out of Accumulated other comprehensive income, including disclosing the amounts that impact each line item in the Statement of Operations within a reporting period.  This update enhances the disclosure requirements for amounts reclassified out of Accumulated other comprehensive income but will not impact the Company’s financial position, results of operations or cash flows. The Company adopted the new accounting guidance prospectively effective January 1, 2013.  The updated disclosures are included in Note 14, “Accumulated Other Comprehensive Income”.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Income Taxes.  In July 2013, the FASB issued ASU 2013-11,”Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  This update to the income tax guidance clarifies the diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This update requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset or as a liability to the extent the entity cannot or does not intend to use the deferred tax asset for such purpose.  The new accounting guidance is effective beginning January 1, 2014 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date and retrospective application is permitted. The Company is currently evaluating the impact of adopting the new accounting standard.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of any contingently issuable securities where the contingency has not been met and the effect of securities that would be anti-dilutive.  Anti-dilutive securities may include:

¡                  outstanding stock-based compensation awards representing shares from restricted stock units and stock options;

¡                  stock assumed to be issued related to convertible notes; and

¡                  sold warrants related to the Company’s Convertible notes due 2014.

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

The following table summarizes the calculations of basic and diluted earnings (loss) per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions, except share and per share data)
Net income (loss) attributable to PHH Corporation	$90	$(57)	$142	$18
Weighted-average common shares outstanding — basic	57,320,953	56,803,903	57,285,088	56,730,471
Effect of potentially dilutive securities:
Share-based payment arrangements(1)	140,484	—	189,649	152,126
Conversion of debt securities	7,360,737	—	7,826,754	2,518,414
Weighted-average common shares outstanding — diluted	64,822,174	56,803,903	65,301,491	59,401,011
Basic earnings (loss) per share attributable to PHH Corporation	$1.58	$(1.00)	$2.48	$0.32
Diluted earnings (loss) per share attributable to PHH Corporation	$1.40	$(1.00)	$2.18	$0.31
Anti-dilutive securities excluded from the computation of dilutive securities:
Outstanding stock-based compensation awards	1,109,118	2,066,270	650,818	1,623,297
Assumed conversion of debt securities	—	4,195,717	—	—

(1)              Represents incremental shares from restricted stock units and stock options.  For the three and six months ended June 30, 2013, excludes 719,606 shares that are contingently issuable for which the contingency has not been met.  For the three and six months ended June 30, 2012, excludes 358,984 shares that are contingently issuable for which the contingency has not been met.

3.  Restricted Cash, Cash Equivalents and Investments

The following table summarizes Restricted cash, cash equivalents and investment balances:

	June 30,	December 31,
	2013	2012
	(In millions)
Restricted cash and cash equivalents	$349	$304
Restricted investments, at fair value	—	121
Total	$349	$425

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2013, the Company terminated its remaining reinsurance agreement.  As a result, the restricted cash and investments held in trust to pay future losses were released and the remaining liability was settled with the primary mortgage insurer.  As of June 30, 2013, the Company no longer had any restricted investments classified as available-for-sale securities since the investments were sold in order to distribute unrestricted cash to the Company and primary mortgage insurer pursuant to the termination agreement.  See Note 12, “Credit Risk” for information regarding the termination.

The following tables summarize Restricted investments, at fair value as of December 31, 2012:

	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses	Weighted- average remaining maturity
			(In millions)
Corporate securities	$30	$31	$1	$—	25 mos.
Agency securities (1)	39	39	—	—	21 mos.
Government securities	51	51	—	—	19 mos.
Total	$120	$121	$1	$—	21 mos.

(1)              Represents bonds and notes issued by various agencies including, but not limited to, Fannie Mae, Freddie Mac and Federal Home Loan Banks.

During both the three and six months ended June 30, 2013, $1 million of realized gains and $1 million of realized losses from the sale of available-for-sale securities were recorded.  The amount of realized gains and losses from the sale of available-for-sale securities was not significant for the three months ended June 30, 2012. During the six months ended June 30, 2012, realized gains of $1 million from the sale of available-for-sale securities were recorded, and realized losses were not significant.

4.  Transfers and Servicing of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae, or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: servicing rights and servicing obligations; recourse obligations; and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests).  See Note 12, “Credit Risk” for a further description of recourse obligations.

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the servicing portfolio associated with loans subserviced for others.  The total servicing portfolio was $228.6 billion and $183.7 billion as of June 30, 2013 and December 31, 2012, respectively.  The increase in the total servicing portfolio relates to the assumption of a subservicing portfolio in the three months ended June 30, 2013.

Mortgage servicing rights (“MSRs”) recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Six Months Ended
	June 30,
	2013	2012
	(In millions)
Balance, beginning of period	$140,381	$147,088
Additions	13,438	17,445
Payoffs, sales and curtailments	(20,758)	(16,639)
Balance, end of period	$133,061	$147,894

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The activity in capitalized MSRs consisted of:

	Six Months Ended
	June 30,
	2013	2012
	(In millions)
Balance, beginning of period	$1,022	$1,209
Additions	145	174
Changes in fair value due to:
Realization of expected cash flows	(157)	(124)
Changes in market inputs or assumptions used in the valuation model	237	(102)
Balance, end of period	$1,247	$1,157

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Servicing fees from capitalized portfolio	$99	$111	$199	$223
Late fees	4	5	9	10
Other ancillary servicing revenue	9	8	19	20

As of June 30, 2013 and December 31, 2012, the MSRs had a weighted-average life of approximately 5.8 years and 4.3 years, respectively.  See Note 15, “Fair Value Measurements”, for additional information regarding the valuation of MSRs.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Six Months Ended
	June 30,
	2013	2012
	(In millions)
Proceeds from new loan sales or securitizations	$13,805	$18,149
Servicing fees from capitalized portfolio(1)	199	223
Other cash flows on retained interests (2)	—	5
Purchases of delinquent or foreclosed loans (3)	(37)	(42)
Servicing advances (4)	(562)	(651)
Repayment of servicing advances	569	642

(1)              Excludes late fees and other ancillary servicing revenue.

(2)              Represents cash flows received on retained interests other than servicing fees.

(3)              Excludes indemnification payments to investors and insurers of the related mortgage loans.

(4)              As of June 30, 2013 and December 31, 2012, outstanding servicing advance receivables related to our total servicing portfolio of $477 million and $293 million, respectively, were included in Accounts receivable, net.

During the three and six months ended June 30, 2013, pre-tax gains of $186 million and $428 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Derivatives

Derivative instruments and the risks they manage are as follows:

¡                  Forward delivery commitments—Related to interest rate and price risk for Mortgage loans held for sale and interest rate lock commitments

¡                  Option contracts— Related to interest rate and price risk for Mortgage loans held for sale and interest rate lock commitments

¡                  MSR-related agreements—Related to interest rate risk for Mortgage servicing rights

¡                  Interest rate contracts—Related to interest rate risk for variable-rate debt arrangements and fixed-rate leases

¡                  Convertible note-related agreements—Related to the issuance of the Convertible notes due in 2014

¡                  Foreign exchange contracts—Related to exposure to currency fluctuations that would impact our investment in or borrowings related to our Canadian operations

Derivative instruments are recorded in Other assets and Other liabilities in the Condensed Consolidated Balance Sheets.  The Company does not have any derivative instruments designated as hedging instruments.

DERIVATIVE ACTIVITY

The following table summarizes the gross notional amount of derivatives:

	June 30,	December 31,
	2013	2012
	(In millions)
Notional amounts:
Interest rate lock commitments	$4,375	$4,993
Forward delivery commitments	11,670	12,303
Option contracts	660	1,070
Interest rate contracts	692	614
Convertible note-related agreements(1)	—	—
MSR-related agreements	1,565	3,915

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

The Company also has collateral posting arrangements with certain counterparties that do not qualify for net presentation.  As of December 31, 2012, $1 million was recorded in Other assets in the Condensed Consolidated Balance Sheets for collateral that did not qualify for net presentation, and as of June 30, 2013, the amount was not significant.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative instruments are recorded in Other assets and Other liabilities in the Condensed Consolidated Balance Sheets. The following tables present the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	June 30, 2013

	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$165	$(127)	$(37)	$1
Option contracts	2	(2)	—	—
Derivative assets subject to netting	167	(129)	(37)	1
Not subject to master netting arrangements:
Interest rate lock commitments	26	—	—	26
Forward delivery commitments	49	—	—	49
Option contracts	22	—	—	22
Interest rate contracts	2	—	—	2
Convertible note-related agreements	12	—	—	12
Derivative assets not subject to netting	111	—	—	111
Total derivative assets	$278	$(129)	$(37)	$112

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$57	$(127)	$84	$14
Option contracts	—	(2)	4	2
Derivative liabilities subject to netting	57	(129)	88	16
Not subject to master netting arrangements:
Interest rate lock commitments	37	—	—	37
Forward delivery commitments	6	—	—	6
Convertible note-related agreements	12	—	—	12
Derivative liabilities not subject to netting	55	—	—	55
Total derivative liabilities	$112	$(129)	$88	$71

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	Gross Assets	Offsetting Payables	Cash Collateral (Received) Paid	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$10	$(12)	$5	$3
MSR-related agreements	5	(4)	(1)	—
Derivative assets subject to netting	15	(16)	4	3
Not subject to master netting arrangements:
Interest rate lock commitments	140	—	—	140
Forward delivery commitments	5	—	—	5
Option contracts	2	—	—	2
Interest rate contracts	1	—	—	1
Convertible note-related agreements	27	—	—	27
Derivative assets not subject to netting	175	—	—	175
Total derivative assets	$190	$(16)	$4	$178

	Gross Liabilities	Offsetting Receivables	Cash Collateral (Paid) Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$14	$(12)	$(1)	$1
MSR-related agreements	—	(4)	9	5
Derivative liabilities subject to netting	14	(16)	8	6
Not subject to master netting arrangements:
Interest rate lock commitments	1	—	—	1
Forward delivery commitments	5	—	—	5
Convertible note-related agreements	27	—	—	27
Derivative liabilities not subject to netting	33	—	—	33
Total derivative liabilities	$47	$(16)	$8	$39

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Gain on mortgage loans, net:
Interest rate lock commitments	$67	$374	$269	$760
Forward delivery commitments	185	(124)	239	(153)
Options contracts	20	(6)	18	(10)
Net derivative (loss) gain related to mortgage servicing rights:
MSR-related agreements	(1)	2	(17)	(3)
Fleet interest expense:
Interest rate contracts	—	(1)	—	(1)
Foreign exchange contracts	—	1	—	1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Vehicle Leasing Activities

The following table summarizes the components of Net investment in fleet leases:

	June 30,	December 31,
	2013	2012
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$8,176	$8,174
Vehicles under closed-end operating leases	139	154
Vehicles under operating leases	8,315	8,328
Less: Accumulated depreciation	(4,931)	(4,959)
Net investment in operating leases	3,384	3,369
Direct Financing Leases:
Lease payments receivable	96	91
Less: Unearned income	(2)	—
Net investment in direct financing leases	94	91
Off-Lease Vehicles:
Vehicles not yet subject to a lease	253	169
Vehicles held for sale	12	15
Less: Accumulated depreciation	(7)	(8)
Net investment in off-lease vehicles	258	176
Total	$3,736	$3,636

7.  Other Assets

Other assets consisted of:

	June 30,	December 31,
	2013	2012
	(In millions)
Mortgage loans in foreclosure, net	$151	$120
Derivatives	112	178
Repurchase eligible loans(1)	88	99
Real estate owned, net	50	53
Deferred financing costs	41	49
Equity method investments	40	38
Intangible assets	30	31
Other	59	48
Total	$571	$616

(1)              Repurchase eligible loans represent sold mortgage loans that are held by investors where the Company has the right, but not the obligation, to repurchase the loan.  Corresponding liabilities related to the loan balances were recorded within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	June 30,	December 31,
	2013	2012
	(In millions)
Accounts payable	$330	331
Subservicing advance liabilities(1)	242	24
Repurchase eligible loans	88	99
Accrued payroll and benefits	70	80
Accrued interest	30	32
Other	22	20
Total	$782	$586

(1)   Amounts were reclassified from prior presentation in Other liabilities.

The Company is required under most of our mortgage servicing agreements to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Servicing advance receivables are reduced by the collection of principal and interest or escrow payments from the respective borrowers, or upon foreclosure or liquidation.  Amounts advanced as the servicer and subservicer of mortgage loans are recorded within Accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

Under the terms of certain subservicing arrangements, the Company has required the subservicing counterparty to fund servicing advances for their respective portfolios of subserviced loans.  A subservicing advance liability is recorded for cash received from the counterparty to fund advances, and is repaid to the counterparty upon the collection of the mortgage servicing advance receivables.  Amounts received from counterparties to fund subservicing advances are recorded within Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2013, the Company assumed the role of subservicer for a mortgage loan portfolio.   As of June 30, 2013, the subservicing portfolio that was assumed had an unpaid principal balance of $46.8 billion and related balances of servicing advance receivables and liabilities of $223 million and $219 million, respectively.

9.  Other Liabilities

Other liabilities consisted of:

	June 30,	December 31,
	2013	2012
	(In millions)
Loan repurchase and indemnification liability	$141	$140
Derivatives	71	39
Pension and other post employment benefits liability	15	15
Lease syndication liability	13	16
Liability for reinsurance losses(1)	—	33
Other	34	36
Total	$274	$279

(1)              Decrease in balance relates to the termination of the remaining inactive reinsurance contract.  See Note 12, “Credit Risk” for further discussion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	June 30, 2013		December 31, 2012
		Wt. Avg-		Wt. Avg-
		Interest		Interest
	Balance	Rate(1)	Balance	Rate(1)
	(In millions)
Term notes, in amortization	$827	1.3%	$424	2.2%
Term notes, in revolving period	1,650	0.9%	1,593	1.0%
Variable-funding notes	1,036	2.1%	1,415	1.6%
Other	22	5.0%	25	5.1%
Vehicle Management Asset-Backed Debt	3,535		3,457
Secured Canadian credit facility	—	—%	—	—%
Committed warehouse facilities	1,552	2.1%	1,875	2.0%
Uncommitted warehouse facilities	—	—%	—	—%
Servicing advance facility	65	2.7%	66	2.7%
Mortgage Asset-Backed Debt	1,617		1,941
Term notes	732	8.5%	732	8.5%
Convertible notes(2)	439	5.0%	424	5.0%
Unsecured credit facilities	—	—%	—	—%
Unsecured Debt	1,171		1,156
Total	$6,323		$6,554

(1)              Represents the weighted-average stated interest rate of outstanding debt as of the respective date, which may be different from the effective rate due to the amortization of premiums, discounts and issuance costs.  Facilities are variable-rate, except for the Unsecured Term notes and Convertible notes which are fixed-rate.

(2)              Balance is net of unamortized discounts of $61 million and $76 million as of June 30, 2013 and December 31, 2012, respectively.  The effective interest rate of the Convertible notes is 13%, which includes the accretion of the discount and issuance costs.

Assets held as collateral for asset-backed borrowing arrangements that are not available to pay the Company’s general obligations as of June 30, 2013 consisted of:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed
	Debt	Debt
	(In millions)
Restricted cash and cash equivalents	$294	$9
Accounts receivable	64	81
Mortgage loans held for sale (unpaid principal balance)	—	1,630
Net investment in fleet leases	3,678	—
Total	$4,036	$1,720

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of June 30, 2013:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed	Unsecured
	Debt(1)	Debt	Debt(2)	Total
	(In millions)
Within one year	$936	$1,617	$—	$2,553
Between one and two years	1,128	—	250	1,378
Between two and three years	822	—	450	1,272
Between three and four years	477	—	250	727
Between four and five years	160	—	8	168
Thereafter	12	—	275	287
	$3,535	$1,617	$1,233	$6,385

(1)              Maturities of vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets.

(2)              Maturities of convertible notes have been reflected based on the contractual maturity date.  Under certain circumstances, the convertible notes may be converted, and the principal portion of the notes and the conversion premium, if any, would be due in cash prior to the contractual maturity date.

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements.  Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements.  Available capacity under committed borrowing arrangements as of June 30, 2013 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
		(In millions)
Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$1,650	$1,650	$—
Variable-funding notes	2,276	1,036	1,240
Secured Canadian credit facility	119	—	119
Mortgage Asset-Backed Debt:
Committed warehouse facilities	3,155	1,552	1,603
Servicing advance facility	120	65	55
Unsecured credit facilities(1)	305	—	305

(1)              Capacity amount shown reflects the contractual maximum capacity of the facility.  The available capacity of this facility is subject to the satisfaction of compliance with a borrowing base coverage ratio test.

Capacity for Mortgage asset-backed debt shown above excludes $2.3 billion not drawn under uncommitted facilities.  See Note 15, “Fair Value Measurements” for the measurement of the fair value of Debt.

VEHICLE MANAGEMENT ASSET-BACKED DEBT

On June 13, 2013, Chesapeake Funding LLC (“Chesapeake”) issued $700 million of Series 2013-1 Term notes.  Proceeds from the notes were used to repay a portion of the Series 2010-1 notes and Series 2011-1 notes.

On June 26, 2013, Chesapeake extended the revolving period of the 2010-1 Variable funding notes to July 26, 2013.

See Note 18, “Subsequent Events”, for a discussion of Chesapeake issuances in July 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MORTGAGE ASSET-BACKED DEBT

On May 22, 2013, $675 million of commitments under the variable-rate mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital LLC were extended.  The expiration of the facility is based on a 364-day rolling term and may continue, at CSFB’s option, until the stated expiration of May 22, 2015.

On June 11, 2013, the committed facility with Fannie Mae that provides for the early reimbursement of certain servicing advances made on behalf of Fannie Mae was extended to September 30, 2013.

On June 21, 2013, the Company extended the term of $250 million of commitments with The Royal Bank of Scotland plc to June 20, 2014, and entered into terms for $250 million of uncommitted capacity with the lender.

UNSECURED DEBT

As of June 30, 2013, Convertible notes included: (i) $250 million of 4.0% Convertible notes with a maturity date of September 1, 2014; and (ii) $250 million of 6.0% Convertible notes with a maturity date of June 15, 2017.

As of June 30, 2013, the Convertible notes due 2014 do not meet the requirements for conversion and there have been no conversions of the notes since issuance.

Holders of the Convertible notes due 2017 may convert all or any portion of the notes, at their option, prior to December 15, 2016 only upon the occurrence of certain triggering events related to (i) the price of the notes, (ii) the price of the Company’s Common stock, or (iii) upon the occurrence of specified corporate events.  Holders of the Convertible notes due 2017 may also convert all or any portion of the notes at any time, at their option from, and including, December 15, 2016 through the third scheduled trading day immediately preceding the maturity date. Upon conversion, the principal amount of the converted notes is payable in cash and the Company will pay or deliver (at its election): (i) cash; (ii) shares of the Company’s Common stock; or (iii) a combination of cash and shares of the Company’s Common stock; to settle amounts due if the conversion value exceeds the principal of the converted notes.   As of June 30, 2013, the if-converted value exceeded the principal amount of the notes by $148 million, and the notes met the requirements for conversion.

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

There were no significant amendments to the terms of debt covenants during the six months ended June 30, 2013.  As of June 30, 2013, the Company was in compliance with all financial covenants related to its debt arrangements.

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

11.   Income Taxes

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

The following table and discussion summarizes items that significantly impacted Income tax expense and increased (decreased) the effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
State and local income taxes, net of federal tax benefits	$6	$(4)	$10	$1
Changes in rate and apportionment factors	—	—	(2)	(6)
Noncontrolling interest	(4)	(5)	(9)	(9)

State and local income taxes, net of federal tax benefits.  The impact to the effective tax rate from state and local income taxes is primarily driven by the pre-tax income or loss, as well as the mix of income and loss from the operations by entity and state income tax jurisdiction.  The effective state tax rate was higher for the six months ended June 30, 2013 as compared to 2012.

Changes in rate and apportionment factors. Represents the impact to the effective tax rate on deferred tax items for changes in apportionment factors and tax rate.  For the six months ended June 30, 2013 and 2012, the amount represents the impact of applying statutory changes to apportionment weight, apportionment sourcing and corporate income tax rates that were enacted by various states, primarily New Jersey.

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

12.   Credit Risk

The Company is subject to the following forms of credit risk:

¡      Consumer credit risk—through mortgage banking activities as a result of originating and servicing residential mortgage loans

¡      Commercial credit risk—through fleet management and leasing activities

¡     Counterparty credit risk—through derivative transactions, sales agreements and various mortgage loan origination and servicing agreements

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	June 30,	December 31,
	2013	2012
	(In millions)
Loan Servicing Portfolio Composition
Owned	$135,351	$142,930
Subserviced(1)	93,286	40,800
Total	$228,637	$183,730
Conventional loans	$192,301	$149,432
Government loans	30,211	29,842
Home equity lines of credit	6,125	4,456
Total	$228,637	$183,730
Weighted-average interest rate	4.2%	4.3%

	June 30, 2013		December 31, 2012
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(2)
30 days	2.58%	2.03%	2.45%	1.93%
60 days	0.75%	0.60%	0.64%	0.52%
90 or more days	1.04%	0.95%	0.80%	0.70%
Total(1)	4.37%	3.58%	3.89%	3.15%
Foreclosure/real estate owned(3)	2.49%	2.44%	2.05%	1.92%

(1)              The total servicing portfolio increased during the three months ended June 30, 2013 due to the assumption of a new subservicing portfolio.   Excluding the subservicing portfolio assumed during the three months ended June 30, 2013, the Company’s total portfolio delinquency and foreclosure/real estate owned based on the number of loans were 3.84% and 2.01%, respectively and based on the unpaid principal balance were 2.97% and 1.79%, respectively.

(2)              Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(3)              As of June 30, 2013 and December 31, 2012, the total servicing portfolio included 25,978 and 17,329 of loans in foreclosure with an unpaid principal balance of $4.9 billion and $3.0 billion, respectively.   Excluding the subservicing portfolio assumed during the three months ended June 30, 2013, the Company’s total servicing portfolio included 16,080 of loans in foreclosure with an unpaid principal balance of $2.8 billion.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Six Months Ended
	June 30,
	2013	2012
	(In millions)
Balance, beginning of period	$191	$127
Realized losses	(37)	(66)
Increase in reserves due to:
Changes in assumptions	26	104
New loan sales	11	10
Balance, end of period	$191	$175

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum exposure to representation and warranty provisions exceeds the amount of loans in the capitalized portfolio of $133.1 billion; however, the maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of June 30, 2013, approximately $196 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 14% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of June 30, 2013 and December 31, 2012, liabilities for probable losses related to repurchase and indemnification obligations of $141 million and $140 million, respectively, are included in Other liabilities in the Condensed Consolidated Balance Sheets.  The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate in defending against requests, estimated insurance claim proceeds and denials and estimated loss severities on repurchases and indemnifications.  The liability for loan repurchases and indemnifications does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries.

While the Company uses the best information available in estimating the liability, actual experience can vary significantly from the assumptions as the estimation process is inherently uncertain.  Given the increased levels of repurchase requests and repurchase and foreclosure-related charges in recent periods, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of June 30, 2013, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $45 million.  This estimate assumes that repurchase and indemnification requests remain at an elevated level through the year ended December 31, 2013, the success rate in defending against repurchase requests declines and that the Company will incur increased foreclosure-related costs that are not expected to be reimbursed pursuant to government mortgage insurance programs.  The Company’s estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the criteria used by investors in selecting loans to request; (iii) the quality of our underwriting procedures; (iv) borrower delinquency and default patterns; and (v) general economic conditions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans in Foreclosure and Real Estate Owned

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
	2013	2012
	(In millions)
Mortgage loans in foreclosure(1)	$176	$148
Allowance for probable foreclosure losses	(25)	(28)
Mortgage loans in foreclosure, net	$151	$120
Real estate owned	$75	$76
Adjustment to value for real estate owned	(25)	(23)
Real estate owned, net	$50	$53

(1)              Includes $93 million and $65 million of recoverable advances as of June 30, 2013 and December 31, 2012, respectively.

Mortgage Reinsurance

During the three months ended June 30, 2013, the Company terminated its remaining inactive reinsurance contract which settled the liability and exposure to loss under that contract and released the $118 million restricted cash and investments held in trust to pay future losses.  The primary mortgage insurer received a $49 million termination payment from the trust account and the Company was entitled to the remaining $69 million unrestricted cash balance.  As of June 30, 2013, the Company received $30 million in unrestricted cash, and the remaining $39 million was recorded in Accounts receivable, net in the Condensed Consolidated Balance Sheets.  During the three and six months ended June 30, 2013, the termination resulted in a pre-tax loss of $21 million which was recorded in Loan servicing income in the Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2012, the Company terminated one of its inactive reinsurance contracts.   During the three and six months ended June 30, 2012, this termination resulted in a pre-tax loss of $16 million which was recorded in Loan servicing income in the Condensed Consolidated Statements of Operations.

A summary of the activity in the liability for reinsurance losses is as follows:

	Six Months Ended
	June 30,
	2013	2012
	(In millions)
Balance, beginning of period	$33	$84
Realized losses(1)	(35)	(51)
Increase in liability for reinsurance losses	2	10
Balance, end of period	$—	$43

(1)              Realized reinsurance losses for the six months ended June 30, 2013 and 2012 includes $28 million and $21 million, respectively, related to the release of reserves associated with the termination of inactive reinsurance agreements.

Commercial Credit Risk

Vehicle leases are primarily classified as operating leases; however, certain leases are classified as direct financing leases and recorded within Net investment in fleet leases in the Condensed Consolidated Balance Sheets.  As of June 30, 2013 and December 31, 2012, both direct financing leases greater than 90 days past due and direct financing leases greater than 90 days past due that are still accruing interest were $3 million and $5 million, respectively and there were no allowances for credit losses related to direct financing leases at the end of either period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Commitments and Contingencies

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

Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible loss cannot be estimated for all matters.  For matters where the Company can estimate the range of losses, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $10 million as of June 30, 2013.

As of June 30, 2013, the Company’s recorded reserves associated with legal and regulatory contingencies were not material.  There can be no assurance, however, that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves.  As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

The following are descriptions of the Company’s significant legal and regulatory matters, which may involve loss contingencies.

Contingencies Involving Mortgage Origination and Servicing Practices

The Company has received inquiries and requests for information from, and is subject to investigations by, regulators and attorneys general of certain states, the U.S. Department of Housing and Urban Development, the U.S. Attorney’s Office for the Southern District of New York, the Committee on Oversight and Government Reform of the U.S. House of Representatives and the U.S. Senate Judiciary Committee, requesting information as to the Company’s mortgage origination and servicing practices, including its foreclosure processes and procedures.

During the three months ended June 30, 2013, the Company received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) and the U.S. Attorney’s Office for the Southern District of New York.  The HUD subpoenas request production of certain documents related to, among other things, our origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”).  The U.S. Attorney’s Office subpoena requests production of certain documents related to, among other things, foreclosure expenses that we incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac. In addition, the New Jersey Attorney General has conducted an investigation of the Company’s servicing practices and has informed the Company that it believes that the Company has violated the New Jersey Consumer Fraud Act in connection with customer service and other matters related to loss mitigation activities for certain borrowers in the wake of the financial crisis.  The Company has also undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators and such regulators have alleged various violations of federal and state laws related to the Company’s mortgage servicing practices prior to July 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company believes it has meritorious defenses to these various allegations.  However, there can be no assurance that claims or litigation will not arise from these inquiries, or similar inquiries by other governmental authorities, or that fines, penalties or increased legal costs will not be incurred in connection with these matters.

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

14.  Accumulated Other Comprehensive Income

The after-tax components of Accumulated other comprehensive income (loss) were as follows:

	June 30,	December 31,
	2013	2012
	(In millions)
Currency translation adjustment	$25	$36
Unrealized gains on available-for-sale securities, net of income taxes of $0 and $0	—	1
Pension adjustment, net of income tax benefit of $(8) and $(8)	(11)	(11)
Total	$14	$26

All components of Accumulated other comprehensive income (loss) are net of income taxes; however, currency translation adjustment excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

There were no amounts of Accumulated other comprehensive income (loss) attributable to noncontrolling interests as of June 30, 2013 and December 31, 2012, or during the respective periods.

Amounts reclassified out of Accumulated other comprehensive income (loss) related to realized gains and losses from the sale of available-for-sale securities were recorded within Other income in the Condensed Consolidated Statements of Operations.   During both the three and six months ended June 30, 2013, $1 million of realized gains and $1 million of realized losses from the sale of available-for-sale securities were recorded.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Fair Value Measurements

For assets and liabilities measured at fair value, there has been no change in the valuation methodologies and classification pursuant to the valuation hierarchy during the three months ended June 30, 2013.  The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of June 30, 2013 or December 31, 2012.  Significant inputs to the measurement of fair value and further information on the assets and liabilities measured at fair value are as follows:

Mortgage Loans Held for Sale.  The following table reflects the difference between the carrying amounts of Mortgage loans held for sale measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	June 30, 2013		December 31, 2012
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Mortgage loans held for sale:
Carrying amount	$1,751	$15	$2,174	$17
Aggregate unpaid principal balance	1,775	23	2,126	25
Difference	$(24)	$(8)	$48	$(8)

The following table summarizes the components of Mortgage loans held for sale:

	June 30,	December 31,
	2013	2012
	(In millions)
First mortgages:
Conforming (1)	$1,556	$1,966
Non-conforming	140	143
Total first mortgages	1,696	2,109
Second lien	6	8
Scratch and Dent (2)	49	56
Other	—	1
Total	$1,751	$2,174

______________

(1)Represents mortgage loans that conform to the standards of the government-sponsored entities.

(2)Represents mortgage loans with origination flaws or performance issues.

Derivative Instruments. The average pullthrough percentage used in measuring the fair value of Interest Rate Lock Commitments (“IRLCs”) was 80% and 74% as of June 30, 2013 and December 31, 2012, respectively.  The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Servicing Rights.  The following tables summarize certain information regarding the initial and ending capitalization rate of Mortgage Servicing Rights (“MSRs”):

	Six Months Ended
	June 30,
	2013	2012
Initial capitalization rate of additions to MSRs	1.08%	1.00%

	June 30,	December 31,
	2013	2012
Capitalization servicing rate	0.94%	0.73%
Capitalization servicing multiple	3.2	2.4
Weighted-average servicing fee (in basis points)	29	30

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	June 30,	December 31,
	2013	2012
Weighted-average prepayment speed (CPR)	11%	17%
Option adjusted spread, in basis points	1,025	1,013
Weighted-average delinquency rate	5.6%	6.8%

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	June 30, 2013
	Weighted-		Weighted-
	Average	Option	Average
	Prepayment	Adjusted	Delinquency
	Speed	Spread	Rate
	(In millions)
Impact on fair value of 10% adverse change	$(55)	$(58)	$(23)
Impact on fair value of 20% adverse change	(106)	(110)	(47)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis were included in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2013
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$1,696	$55	$—	$1,751
Mortgage servicing rights	—	—	1,247	—	1,247
Other assets—Derivative assets:
Interest rate lock commitments	—	—	26	—	26
Forward delivery commitments	—	214	—	(164)	50
Option contracts	—	24	—	(2)	22
Interest rate contracts	—	2	—	—	2
Convertible note-related agreements	—	—	12	—	12
LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$37	$—	$37
Forward delivery commitments	—	63	—	(43)	20
Option contracts	—	—	—	2	2
Convertible note-related agreements	—	—	12	—	12

	December 31, 2012
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Restricted investments	$—	$121	$—	$—	$121
Mortgage loans held for sale	—	2,110	64	—	2,174
Mortgage servicing rights	—	—	1,022	—	1,022
Other assets—Derivative assets:
Interest rate lock commitments	—	—	140	—	140
Forward delivery commitments	—	15	—	(7)	8
Option contracts	—	2	—	—	2
MSR-related agreements	—	5	—	(5)	—
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	27	—	27
LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$1	$—	$1
Forward delivery commitments	—	19	—	(13)	6
MSR-related agreements	—	—	—	5	5
Convertible note-related agreements	—	—	27	—	27

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity in assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended June 30, 2013
			Interest
	Mortgage	Mortgage	rate lock
	loans held	servicing	commitments,
	for sale	rights	net
	(In millions)
Balance, beginning of period	$56	$1,101	$113
Realized and unrealized gains (losses)	(6)	75	67
Purchases	31	—	—
Issuances	—	71	—
Settlements	(26)	—	(191)
Transfers into Level Three	11	—	—
Transfers out of Level Three	(11)	—	—
Balance, end of period	$55	$1,247	$(11)

	Six Months Ended June 30, 2013
			Interest
	Mortgage	Mortgage	rate lock
	loans held	servicing	commitments,
	for sale	rights	net
	(In millions)
Balance, beginning of period	$64	$1,022	$139
Realized and unrealized (losses) gains	(12)	80	269
Purchases	56	—	—
Issuances	—	145	—
Settlements	(56)	—	(419)
Transfers into Level Three	25	—	—
Transfers out of Level Three	(22)	—	—
Balance, end of period	$55	$1,247	$(11)

	Three Months Ended June 30, 2012
	Interest
	Mortgage	Mortgage	rate lock
	loans held	servicing	commitments,
	for sale	rights	net
	(In millions)
Balance, beginning of period	$13	$1,296	$128
Realized and unrealized gains (losses)	(1)	(205)	374
Purchases	1	—	—
Issuances	1	66	—
Settlements	(1)	—	(323)
Transfers into Level Three	—	—	—
Transfers out of Level Three	(1)	—	—
Balance, end of period	$12	$1,157	$179

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2012
			Interest			Mortgage loan
	Mortgage	Mortgage	rate lock		Securitized	securitization
	loans held	servicing	commitments,	Investment	mortgage	debt
	for sale	rights	net	securities	loans	certificates
	(In millions)
Balance, beginning of period	$17	$1,209	$184	$—	$28	$21
Realized and unrealized gains (losses)	(1)	(226)	760	(2)	—	—
Purchases	2	—	—	—	—	—
Issuances	1	174	—	—	—	—
Settlements	(2)	—	(765)	(5)	—	—
Transfers into Level Three	—	—	—	—	—	—
Transfers out of Level Three	(5)	—	—	—	—	—
Deconsolidation of entity(1)	—	—	—	7	(28)	(21)
Balance, end of period	$12	$1,157	$179	$—	$—	$—

______________

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

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Gain on mortgage loans, net:
Mortgage loans held for sale	$(7)	$(2)	$(15)	$(2)
Interest rate lock commitments	67	374	269	760
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	75	(205)	80	(226)
Mortgage interest income:
Mortgage loans held for sale	1	1	3	1
Other income:
Investment securities	—	—	—	(2)

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Gain on mortgage loans, net	$(23)	$169	$(22)	$178
Change in fair value of mortgage servicing rights	155	(145)	237	(102)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Other Financial Instruments

As of June 30, 2013 and December 31, 2012, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Total PHH Corporation stockholders’ equity. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents and Restricted cash and cash equivalents and investments, the carrying value approximates fair value due to the short-term nature of such instruments.  These financial instruments are classified within Level One of the valuation hierarchy.

Debt.  As of June 30, 2013 and December 31, 2012, the total fair value of Debt was $6.7 billion and $7.0 billion, respectively, and substantially all of the debt is measured using Level Two inputs. For Level Two Debt as of June 30, 2013, fair value was estimated using the following valuation techniques: (i) $4.0 billion was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; (ii) $1.6 billion was measured using observable spreads and terms for recent pricing of similar instruments; and (iii) $1.1 billion was measured using a discounted cash flow model incorporating assumptions based on current market information available for similar debt instruments.

16.  Variable Interest Entities

Assets and liabilities of significant consolidated variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2013
		Chesapeake	FLRT and
	PHH Home	and D.L.	PHH Lease
	Loans	Peterson Trust	Receivables LP
	(In millions)
ASSETS
Cash	$66	$1	$—
Restricted cash(1)	4	244	50
Mortgage loans held for sale	658	—	—
Accounts receivable, net	28	64	—
Net investment in fleet leases	—	2,999	635
Property, plant and equipment, net	2	—	—
Other assets	22	14	7
Total assets	$780	$3,322	$692
Assets held as collateral(2)	$658	$3,307	$685
LIABILITIES
Accounts payable and accrued expenses	$24	$2	$8
Debt	619	2,881	632
Other liabilities	17	—	—
Total liabilities(3)	$660	$2,883	$640

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
		Chesapeake	FLRT and
	PHH Home	and D.L.	PHH Lease
	Loans	Peterson Trust	Receivables LP
	(In millions)
ASSETS
Cash	$59	$2	$—
Restricted cash(1)	4	186	59
Mortgage loans held for sale	716	—	—
Accounts receivable, net	17	73	—
Net investment in fleet leases	—	2,856	675
Property, plant and equipment, net	2	—	—
Other assets	20	12	7
Total assets	$818	$3,129	$741
Assets held as collateral(2)	$691	$3,114	$731
LIABILITIES
Accounts payable and accrued expenses	$25	$2	$8
Debt	629	2,771	662
Other liabilities	13	—	—
Total liabilities(3)	$667	$2,773	$670

(1)             Represents amounts specifically designated to purchase assets, repay debt and/or provide over-collateralization related to vehicle  management asset-backed debt arrangements.

(2)             Represents amounts not available to pay the Company’s general obligations.  See Note 10, “Debt and Borrowing Arrangements” for further information.

(3)             Excludes intercompany payables.

PHH Home Loans

For the six months ended June 30, 2013, approximately 22% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 85% were originated by PHH Home Loans.

17.  Segment Information

Operations are conducted through three business segments: Mortgage Production, Mortgage Servicing and Fleet Management Services.

¡                  Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

¡                  Mortgage Servicing — performs servicing activities for originated and purchased loans.

¡                  Fleet Management Services — provides commercial fleet management services.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment results were as follows:

	Total Assets
	June 30,	December 31,
	2013	2012
	(In millions)
Mortgage Production segment	$2,126	$2,587
Mortgage Servicing segment	2,158	1,791
Fleet Management Services segment	4,629	4,502
Other	858	723
Total	$9,771	$9,603

	Net Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Mortgage Production segment	$265	$276	$517	$572
Mortgage Servicing segment	150	(118)	235	(37)
Fleet Management Services segment	407	401	801	802
Other	—	—	(1)	(1)
Total	$822	$559	$1,552	$1,336

	Segment Profit (Loss)(1)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Mortgage Production segment	$44	$78	$89	$195
Mortgage Servicing segment	81	(196)	99	(222)
Fleet Management Services segment	21	22	42	46
Other	—	1	—	—
Total	$146	$(95)	$230	$19

(1)                The following is a reconciliation of Income (loss) before income taxes to segment profit (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Income (loss) before income taxes	$158	$(80)	$254	$44
Less: net income attributable to noncontrolling interest	12	15	24	25
Segment profit (loss)	$146	$(95)	$230	$19

18.  Subsequent Events

On July 10, 2013, Chesapeake Funding LLC (“Chesapeake”) issued Series 2013-2 and Series 2013-3 variable funding notes with available commitments of $780 million and $520 million, respectively.  The revolving periods of the Series 2013-2 and Series 2013-3 notes end July 9, 2014 and July 10, 2015, respectively.  Proceeds of the issuance were used to fully repay the existing Chesapeake Series 2010-1 and Series 2011-1 variable-funding notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”, “Part II—Item 1A. Risk Factors” and our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Part I—Item 1. Business”, Part I—Item 1A. Risk Factors”, “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our 2012 Form 10-K.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in sections as follows:

¡                 Overview

¡                 Results of Operations

¡                 Risk Management

¡                 Liquidity and Capital Resources

¡                 Critical Accounting Policies and Estimates

¡                 Recently Issued Accounting Pronouncements

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

In addition, we are monitoring a number of developments in regulations that are expected to impact our Mortgage segments, and there has been a heightened focus of regulators on the practices of the mortgage industry.  The full impact of regulatory developments remains uncertain, although we expect the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance, and servicing related costs, potential regulatory fines and penalties, and we could experience an increase in mortgage origination or servicing related litigation in the future.  For more information, see Part II—Item 1A. Risk Factors—Risks Related to Our Company “Our Mortgage businesses are complex and heavily regulated and the full impact of regulatory developments to our businesses remains uncertain. In addition, we are subject to litigation, regulatory investigations and inquiries and may incur fines, penalties, and increased costs that could negatively impact our future results of operations or damage our reputation.” in this Form 10-Q.

Executive Summary

Corporate Strategy

We continue to focus on the four strategic priorities we implemented in 2012, which are to:

¡               pursue disciplined growth in our three franchise platforms which are mortgage private label services, our mortgage relationship with Realogy and our fleet management business;

¡                 drive industry-leading operational excellence;

¡                 continue our unwavering commitment to customer service; and

¡                 prioritize liquidity and cash flow generation from our mortgage and fleet businesses and deleverage the balance sheet.

We believe these strategies enhance the ability of our business model to adapt to a rapidly-changing environment, and should enable us to focus on creating long-term value for our borrowers, clients, and shareholders. Consistent with our long-term value creation objective and as part of our four strategic priorities we implemented in 2012, we regularly evaluate our mortgage and fleet management services businesses, and their respective business lines and products, and we may examine potential acquisitions, dispositions, partnerships, joint ventures and changes in product offerings to achieve disciplined growth in our franchise platforms and to optimize our businesses.  From time to time, we may be pursuing or evaluating the attractiveness and feasibility of one or more such transactions, which may or may not be material, to achieve our strategic priorities; however, there can be no assurance as to the timing, terms or success of these efforts.

As we have continued our near-term prioritization of liquidity and cash flow generation, our unrestricted cash balance at the end of the second quarter of 2013 was $1.0 billion compared to $927 million as of March 31, 2013.  This increase in cash reflects a $129 million increase from cash collateral received for mortgage derivative agreements and $30 million from the termination of a reinsurance agreement, as discussed below, that were offset by $42 million of net decreases in cash resulting primarily from non-controlling interest distributions to Realogy, cash paid for debt issuance costs and continued investments in our information technology infrastructure.

We continue to maintain an excess cash position not only to fund our general working capital needs, but also to maintain cash reserves for contingencies and upcoming debt obligations.  We believe our improved liquidity position provides us with increased flexibility in our capital planning objectives, which remain deleveraging, extending the maturities of our unsecured debt, lowering our cost of borrowing to more closely match our marginal cost of borrowing and seeking other funding alternatives, which may include sales of newly created MSRs with subservicing rights retained, among other actions.

During the second quarter of 2013 we observed a significant increase in mortgage interest rates as the Federal Reserve Board discussed potential changes to its quantitative easing program.  Due in part to these recent rate increases, we are taking actions to rationalize our mortgage business for an origination environment that we believe will be characterized by a decline in total industry origination volumes and a greater proportion of purchase originations driven by lower refinance originations.  From an operating perspective, we are focused on the underlying profitability of both our Mortgage Production and Servicing segments.  We intend to rationalize staffing in our mortgage production operations and overhead functions to align our cost structure with the expected mortgage production environment.  Assuming mortgage interest rates and our mortgage origination volumes remain near their current levels, we currently expect to reduce staffing during the remainder of 2013, which should generate annualized expense reductions of at least $35 million, resulting in an estimated severance expense of $7 million.  We also intend to continue to explore other opportunities to optimize our mortgage business, which may include, among other things, amendments to our private label client agreements and outsourcing initiatives to improve business processes and reduce our operating costs.

While we manage our business operations consistent with market dynamics, we will continue to strategically invest in selective areas of our businesses in an effort to, among other things, further reduce mortgage loan origination defects, improve customer service, simplify processes and to anticipate and address fundamental changes in the industries in which we operate.  We are making these investments in order to create a long-term viable platform that will perform as our industries continue to evolve.  These investments may include operating and capital expenses related to the expansion of our retail mortgage presence, enhancements to our compliance structure to meet new regulatory standards, continued modernization of our information systems and the achievement of requisite quality and customer service objectives.  In addition, we are continuing to explore funding alternatives for our mortgage servicing rights, which may include sales of newly created servicing rights with subservicing rights retained, that should reduce the level of debt and equity capital required to support our mortgage business if successfully implemented.  The execution of these funding alternatives for MSRs and along with our business optimization efforts should help us migrate to a less capital intensive, fee-for-service business model that is less dependent upon the unsecured debt markets.

Regulatory Developments

We anticipate increased clarity for the mortgage industry in 2013, as the regulations promulgated by the CFPB and other regulators reduce the amount of uncertainty in the industry, but will likely necessitate that mortgage originators and servicers change the way they operate and will likely increase the cost of loan origination and servicing.  During 2013, the CFPB has proposed and adopted several new regulations, including a regulation that will become effective in January 2014 requiring mortgage originators to evaluate a borrower’s ability to repay their mortgage, commonly referred to as the “ability to repay” rule.  Although failure to comply with the ability to repay rule can give rise to legal liability for mortgage originators, the rule also provides certain legal protection against liability, including a safe harbor for certain mortgages that are “qualified mortgages” within the meaning of the rule.  A mortgage in which points and fees charged to the borrower exceed certain thresholds cannot be a qualified mortgage and may not be readily saleable to the secondary mortgage market investors, including the Agencies, or may only be saleable at substantial discounts or with recourse liability exposure to the mortgage originator.

In an effort to minimize our legal liability under the ability to repay rule and to ensure that the mortgages we originate or purchase will be readily saleable to secondary market investors, we intend to originate or purchase mortgages satisfying the requirements of the qualified mortgage safe harbor whenever possible which will require amendments to certain of our private label client agreements. Although we are currently seeking to amend the terms of such agreements prior to the effective date of the ability to repay rule, including certain amendments to address various economic and operational parameters under such agreements, there can be no assurance that we will be successful in these efforts.  For more information, see Part II – Item 1A. Risk Factors – Risks Related to our Company “Our Mortgage Production segment is substantially dependent upon certain relationships, including those with Realogy and Merrill Lynch Home Loans, a division of Bank of America, National Association.  The termination or non-renewal of our contractual agreements with these clients would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit of our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations and cash flows.” in this Form 10-Q.

Consistent with some of our peers, we have experienced inquiries and requests for information from regulators and attorneys general of certain states as well as various government agencies.  We are working diligently in assessing and understanding the implications of the developments in the regulatory environment, and we are devoting substantial resources towards implementing all of the new rules and complying with requests from inquiries and examinations while meeting the needs and expectations of our clients.  For more information about our significant legal and regulatory matters, see Note 13, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

Mortgage Production

Mortgage Production segment profit was $44 million during the second quarter of 2013, representing a $34 million decline from the second quarter of 2012.  We experienced declining loan margins during the second quarter of 2013, as a result of rising mortgage interest rates and declining consumer demand for refinance loans.   Total loan margins were 348 basis points during the second quarter of 2013, compared to 381 basis points in the second quarter of 2012.  During the second quarter of 2013, the yield on the 10-Year Treasury Note rose 64 basis points, ending the quarter at 2.49%, which was the highest yield since August of 2011.  Although mortgage interest rates rose throughout the second quarter of 2013, our retail platform generated $13.4 billion of closing volume for the second quarter of 2013, a 21% increase from the same quarter in 2012.  This growth continued to be driven in part by an increase in our HARP volume, which comprised 10% of our retail closings in the second quarter of 2013, compared to 4% in the second quarter of 2012.  Although mortgage interest rates have risen from historically low levels and refinancing volume has declined, we expect our retail platform will be supported by the addition of volume from our new private label relationships, including the commencement of our new relationship with HSBC in the second quarter, and through capitalizing on improvements in the housing market from expected home sale volumes and our relationship with Realogy.  Wholesale/correspondent closings declined 22% to $1.4 billion in the second quarter of 2013, compared to $1.8 billion in 2012, which reflects our emphasis on growth in our retail platform and our efforts to manage cash consumption and loan quality.

Mortgage Servicing

Mortgage Servicing segment profit was $81 million during the second quarter of 2013 compared to a loss of $196 million during the second quarter of 2012.  The rise in mortgage interest rates benefited the results of the Mortgage Servicing segment, as we recognized $155 million of favorable market-related changes in fair value of our MSRs during the second quarter of 2013, compared to $145 million of unfavorable market-related changes during the second quarter of 2012.  Despite the rise in interest rates during the second quarter of 2013, our results continued to be negatively impacted by the historically low mortgage interest rate environment from earlier in the year, which resulted in an increase in loan payoffs in our capitalized servicing portfolio during the second quarter of 2013 compared to the second quarter of 2012.  The increased prepayment activity was somewhat dampened by our successful integration of HSBC’s sub-serviced portfolio during the second quarter of 2013, which added $47 billion in sub-serviced loans to our total portfolio.  Additionally, we continue to experience declines in repurchase and foreclosure-related charges, which were $11 million in the second quarter of 2013 compared to $39 million during the same period of 2012.  This decline reflects a reduction in the volume of repurchase requests, primarily from the Agencies, which is consistent with their response to the Federal Housing Finance Administration’s goal to be complete with all pre-2009 repurchase requests by the end of 2013.  During the second quarter of 2013, we received 603 repurchase and indemnification requests, a 49% decline compared to 1,171 requests in the second quarter of 2012.  See “—Risk Management” for additional information regarding our repurchase obligations and potential exposure.

During the second quarter of 2013, we terminated our one remaining inactive reinsurance contract, which will generate $69 million of unrestricted cash in total, of which, $30 million was received during the second quarter and $39 million will be received during the third quarter.  As a result of this transaction we recognized a $21 million pre-tax loss during the second quarter and six months ended June 30, 2013. The termination of this agreement closes out our legacy exposure to reinsurance liabilities and allows us to focus our efforts on our core business goals.

Fleet Management Services

Fleet Management Services segment profit was $21 million during the second quarter of 2013, representing a $1 million decline from the second quarter 2012.  The fleet management industry continues to experience challenges associated with the economic uncertainties in the U.S. as corporations face cost reduction initiatives and increasing fleet operating costs. We continued to grow the balance of net investment in leases, as our mix has changed to include more expensive truck and service-type vehicles.  While maintenance service cards unit counts are down slightly from the second quarter of 2012 levels, we have modestly grown our service units from the first quarter of 2013, and we expect a continuation of these positive trends.

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions, except per share data)
Net fee income	$126	$128	$248	$255
Fleet lease income	343	338	675	674
Gain on mortgage loans, net	197	208	384	438
Mortgage net finance expense	(29)	(32)	(57)	(62)
Loan servicing income	88	100	196	221
Valuation adjustments relating to mortgage servicing rights, net	74	(203)	63	(229)
Other income	23	20	43	39
Net revenues	822	559	1,552	1,336
Depreciation on operating leases	305	303	607	604
Fleet interest expense	14	17	29	34
Total other expenses	345	319	662	654
Total expenses	664	639	1,298	1,292
Income (loss) before income taxes	158	(80)	254	44
Income tax expense (benefit)	56	(38)	88	1
Net income (loss)	102	(42)	166	43
Less: net income attributable to noncontrolling interest	12	15	24	25
Net income (loss) attributable to PHH Corporation	$90	$(57)	$142	$18
Basic earnings (loss) per share attributable to PHH Corporation	$1.58	$(1.00)	$2.48	$0.32
Diluted earnings (loss) per share attributable to PHH Corporation	$1.40	$(1.00)	$2.18	$0.31

The following table summarizes the key highlights that drove our operating performance and segment profit (loss) for our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Reportable Segments Profit (Loss):(1)
Mortgage Production segment	$44	$78	$89	$195
Mortgage Servicing segment	81	(196)	99	(222)
Fleet Management Services segment	21	22	42	46
Other	—	1	—	—

______________

(1)             Segment profit (loss) is described in Note 17, “Segment Information”, in the accompanying Notes to Condensed Consolidated Financial Statements.

The results of operations for reportable segments are reported on a pre-tax basis and are discussed in more detail in the following sections.  We record our interim tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable.  Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered to not be reliably estimable and therefore we record discrete year-to-date income tax provisions on those results.

Our effective income tax rates for the six months ended June 30, 2013 and 2012 were 34.5% and 1.3%, respectively.  See Note 11, “Income Taxes” in the accompanying Notes to Condensed Consolidated Financial Statements for further information.

Mortgage Production Segment

During the second quarter of 2013, we observed a significant increase in mortgage interest rates and loan margins have declined from the highs of recent periods.  The rise in mortgage interest rates is expected to further decrease expected industry originations as refinance incentives and opportunities for prospective borrowers decline.  While we have historically balanced the number of full time employees with the use of temporary and contract personnel to manage fluctuations in volume, we are taking the necessary actions to engineer our mortgage business for the current environment.  As consumer demand for mortgage loans has declined, we intend to reduce contract labor and overtime, and we intend to reduce staffing in our mortgage production operations and overhead functions to align our cost structure with the current mortgage production environment.  Assuming mortgage interest rates and our mortgage origination volumes remain near their current levels, we currently expect to reduce staffing during the remainder of 2013, which should generate annualized expense reductions of at least $35 million, resulting in an estimated severance expense of $7 million.

The industry also continues to be impacted by a variety of other factors including an increasingly complex regulatory compliance environment, more stringent underwriting guidelines imposed by the Agencies and investors, and other changes to mortgage backed security programs including increases in guarantee fees.  Future conforming loan origination volumes and loan margins may be negatively impacted by the increases in guarantee fees (which may have the impact of increasing mortgage interest rates charged to borrowers) and by more restrictive underwriting standards. See also “Part I—Item 1A. Risk Factors—Risks Related to Our Company—Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.” in our 2012 Form 10-K.

As of July 2013, Fannie Mae’s Economic and Housing Outlook is forecasting a decrease in industry loan originations to $1.6 trillion during 2013 compared to $2.0 trillion during 2012, consisting of a 30% decrease in refinance originations which is offset by a 12% increase in purchase originations.  Refinance originations are sensitive to interest rates and Fannie Mae is projecting that interest rates will rise throughout 2013.  The increase in projected purchase originations in 2013 is reflective of Fannie Mae’s forecast of an 8% increase in total home sales compared to 2012.

Although consumer demand for mortgage loans has decreased from recent high levels, we have failed to satisfy certain service level agreements and other performance provisions under some of our mortgage origination assistance agreements.  During the six months ended June 30, 2013, we incurred an immaterial amount of contractual penalties related to these issues; however, a continuation of our failure to fully satisfy the terms of service-level and other performance provisions of these contracts could result in material penalties or the loss of client relationships.  We are currently implementing measures to improve our loan processing and customer service delivery in an effort to more fully satisfy the terms of our mortgage origination assistance agreements.

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	($ In millions)
Loans closed to be sold	$7,897	$8,059	$15,744	$18,736
Fee-based closings	6,874	4,771	12,346	8,047
Total closings	$14,771	$12,830	$28,090	$26,783
Purchase closings	$5,344	$5,010	$8,483	$8,860
Refinance closings	9,427	7,820	19,607	17,923
Total closings	$14,771	$12,830	$28,090	$26,783
Retail closings - PLS	$9,503	$7,438	$18,013	$13,968
Retail closings - Real Estate	3,877	3,618	6,908	6,578
Total retail closings	13,380	11,056	24,921	20,546
Wholesale/correspondent closings	1,391	1,774	3,169	6,237
Total closings	$14,771	$12,830	$28,090	$26,783
Retail - PLS (in units)	24,976	21,472	48,902	43,257
Retail - Real Estate (in units)	15,703	14,555	27,979	26,859
Total retail	40,679	36,027	76,881	70,116
Wholesale/correspondent (in units)	6,131	8,750	14,082	29,946
Total closings (in units)	46,810	44,777	90,963	100,062
Loans sold	$7,989	$7,868	$16,222	$19,477
Applications	$19,704	$18,653	$35,869	$36,509
IRLCs expected to close	$5,386	$6,763	$10,341	$13,625
Total loan margin (in basis points)	348	381	359	373

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Mortgage fees	$82	$83	$161	$163
Gain on mortgage loans, net	197	208	384	438
Mortgage interest income	16	19	35	42
Mortgage interest expense	(33)	(36)	(67)	(75)
Mortgage net finance expense	(17)	(17)	(32)	(33)
Other income	3	2	4	4
Net revenues	265	276	517	572
Salaries and related expenses	113	100	223	193
Occupancy and other office expenses	9	8	17	15
Other depreciation and amortization	3	1	6	3
Other operating expenses	84	74	158	141
Total expenses	209	183	404	352
Income before income taxes	56	93	113	220
Less: net income attributable to noncontrolling interest	12	15	24	25
Segment profit	$44	$78	$89	$195

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

Refinance closings continued to represent a large share of total industry origination volumes.  According to Fannie Mae’s July 2013 Economic and Housing Outlook, refinance closings were 68% and 72% of total industry origination volumes during the second quarter and six months ended June 30, 2013, respectively.  In comparison, our refinancing closings represented 64% and 70% of our total closing volumes for the second quarter and six months ended June 30, 2013, respectively.  Fannie Mae’s July 2013 Economic and Housing Outlook is also projecting refinance closings to represent 62% for the full year 2013 originations as interest rates rise and home sales and home prices continue to recover.

In April 2013, the Federal Housing Finance Agency announced an extension of HARP by two years to December 31, 2015.  This program allows borrowers opportunities to refinance if their loan was owned or guaranteed by Fannie Mae or Freddie Mac and was sold to Fannie Mae of Freddie Mac on or before May 31, 2009, among other eligibility criteria.  We have continued our emphasis on growth in our retail platform which has continued to grow in part from borrowers refinancing through the HARP program.  Our retail closings were positively impacted by HARP during 2013 which represented 10% of total retail closings for both the second quarter and six months ended June 30, 2013, compared to 4% and 5% during the second quarter and six months ended June 30, 2012, respectively.

Quarterly Comparison:  Total closings were $14.8 billion compared to $12.8 billion during 2012 which reflects a 21%, or $2.4 billion, increase in volume from our retail platform that was partially offset by a 22%, or $0.4 billion, decline in closing volume from our wholesale/correspondent platform.  Total closings compared to 2012 reflect our emphasis on growth in our retail platform and our efforts to manage cash consumption and loan quality.

The amount of fee-based closings are impacted by the mortgage product and loan programs our Private Label Services (“PLS”) clients market to their customers as well as the amount of mortgage loans our clients want to retain on their balance sheets.  Fee-based closings represented 47% of our total closing volume during 2013, and increased to $6.9 billion during 2013 from $4.8 billion during 2012.  Fee-based closings continued to be positively impacted from improvements in the market for non-agency jumbo loan production.

Total applications increased by 6% compared to 2012 primarily resulting from strong retail application volume driven in part from HARP that was partially offset by a decline in wholesale/correspondent volume.  Our IRLCs expected to close declined by 20% primarily due to the change in mix to a greater composition of fee-based production where we do not enter into an interest rate lock commitment and lower wholesale/correspondent volume.

Year-to-Date Comparison:  Total closings were $28.1 billion compared to $26.8 billion during 2012 which reflects a 21%, or $4.4 billion, increase in volume from our retail platform that was partially offset by a 49%, or $3.1 billion, decline in closing volume from our wholesale/correspondent platform.  Throughout 2012, we focused on growth in our mortgage franchise platforms which generated a shift in mix of closing volume to a greater share of retail closings; however, the 2012 mix of closing volume was impacted by the carryover of wholesale/correspondent volume that was committed during 2011.  Fee-based closings represented 44% of our total closing volume during 2013, and increased to $12.3 billion during 2013 from $8.0 billion during 2012.  Fee-based closings continued to be positively impacted from improvements in the market for non-agency jumbo loan production and the realization of new closing volume from certain PLS clients that were not fully implemented until the second quarter of 2012.

Total applications decreased by 2% compared to 2012 primarily resulting from a decline in wholesale/correspondent volume that was partially offset by strong retail application volume driven in part from HARP.  Our IRLCs expected to close declined by 24% primarily due to the change in mix to a greater composition of fee-based production where we do not enter into an interest rate lock commitment and lower wholesale/correspondent volume.

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

Quarterly Comparison:   Mortgage fees decreased by $1 million compared to 2012 primarily due to a $2 million decrease in application revenue driven by higher HARP volume which have lower fee income and higher loan margins, and a $1 million decrease in correspondent underwriting fees resulting from a reduction in wholesale/correspondent volume.  These decreases were offset by a $2 million increase in appraisal revenue and a $1 million increase in origination assistance fees related to an increase in private label closing units.

Year-to-Date Comparison:  Mortgage fees decreased by $2 million compared to 2012 primarily due to a $4 million decrease in correspondent underwriting fees resulting from a reduction in wholesale/correspondent volume and a $3 million decrease in application revenue primarily driven by higher HARP volume.  These decreases were partially offset by a $3 million increase in origination assistance fees related to an increase in private label closing units and a $3 million increase in appraisal revenue.

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

The components of Gain on mortgage loans, net were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Gain on loans	$166	$199	$319	$362
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(10)	(11)	(20)	(16)
Economic hedge results	41	20	85	92
Total change in fair value of mortgage loans and related derivatives	31	9	65	76
Total	$197	$208	$384	$438

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

Quarterly Comparison:  Gain on loans decreased by $33 million compared to 2012 primarily due to a 20% decrease in IRLCs expected to close and a 33 basis points decrease in average total loan margins.

The $1 million favorable change in fair value of Scratch and Dent and certain non-conforming loans compared to 2012 was primarily attributable to a gain realized on the sale of Scratch and Dent loans during the second quarter of 2013.

The $21 million increase in economic hedge results compared to 2012 was driven by positive hedge results from changes in mortgage interest rates and a higher impact from changes in actual pullthrough of mortgage loans as compared to initial assumptions.

Year-to-Date Comparison:  Gain on loans decreased by $43 million compared to 2012 primarily due to a 24% decrease in IRLCs expected to close and a 14 basis points decrease in average total loan margins.

The $4 million unfavorable change in fair value of Scratch and Dent and certain non-conforming loans compared to 2012 was primarily attributable to an increase in additions to Scratch and Dent loans resulting from continuing high levels of repurchase activity and a decrease in the average fair value of the ending population that was partially offset by larger gains realized on the sale of Scratch and Dent loans.

The $7 million decrease in economic hedge results compared to 2012 was driven by lower execution gains on mortgage loans sold that was partially offset by positive hedge results from changes in mortgage interest rates and a higher impact from changes in actual pullthrough of mortgage loans as compared to initial assumptions.

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

Quarterly Comparison:  Mortgage interest expense decreased by $3 million compared to 2012 which was driven by a lower average balance of loans held for sale and lower allocated financing costs of corporate unsecured borrowings resulting from a lower average debt balance associated with liquidity and deleveraging initiatives executed throughout 2012.  The decrease in Mortgage interest expense was partially offset by a $3 million decrease in Mortgage interest income compared to 2012 primarily due to a lower average balance and note rate of loans held for sale.

Year-to-Date Comparison:  Mortgage interest expense decreased by $8 million compared to 2012 which was driven by a lower average balance of loans held for sale and lower allocated financing costs of corporate unsecured borrowings resulting from a lower average debt balance associated with liquidity and deleveraging initiatives executed throughout 2012.  The decrease in Mortgage interest expense was partially offset by a $7 million decrease in Mortgage interest income compared to 2012 primarily due to a lower average balance and note rate of loans held for sale.

Salaries and Related Expenses

Salaries and related expenses consist of salaries, payroll taxes, benefits and incentives paid to employees in our mortgage production operations and commissions paid to employees involved in the loan origination process.

The components of Salaries and related expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Salaries, benefits and incentives	$71	$60	$145	$119
Commissions	34	30	62	56
Contract labor and overtime	8	10	16	18
Total	$113	$100	$223	$193

Salaries, benefits and incentives are primarily driven by the average number of permanent employees. Commissions are primarily driven by the volume of retail closings.  Contract labor and overtime are primarily driven by origination volumes and consists of overtime paid to permanent employees and amounts paid to temporary and contract personnel.

Salaries, benefits and incentives increased by $11 million and $26 million during the second quarter and six months ended June 30, 2013, respectively compared to 2012 primarily due to an increase in the average number of permanent employees in the mortgage production operations.  Additional resources were added throughout 2012 in order to meet increased demand and cycle times for mortgage loans, and to develop our mortgage compliance, loan quality and customer service initiatives.  In addition, during 2013 we maintained excess origination capacity in preparation for the spring home buying season and the launch of our private label relationship with HSBC; however, as previously discussed and assuming mortgage interest rates and our mortgage origination volumes remain near their current levels, we intend on reducing staffing in our mortgage production operations during the remainder of 2013 as we balance our mortgage production operations with expected consumer demand.

Commissions increased by $4 million and $6 million during the second quarter and six months ended June 30, 2013, respectively compared to 2012  primarily attributable to an increase in total retail closings.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, allocations for corporate overhead and other production related expenses.

The components of Other operating expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Production-related direct expenses	$34	$32	$62	$61
Corporate overhead allocation	26	19	48	38
Other expenses	24	23	48	42
Total	$84	$74	$158	$141

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

Quarterly Comparison:  Production-related direct expenses increased by $2 million compared to 2012, primarily driven by a 3% increase in the number of retail applications.

The $1 million increase in other expenses compared to 2012 was primarily attributable to a $1 million increase in professional fees related to compliance costs for risk management and operational excellence initiatives focused on loan defect reduction.

Year-to-Date Comparison:  Production-related direct expenses increased slightly by $1 million compared to 2012, despite a 1% decrease in the number of retail applications.

The $6 million increase in other expenses compared to 2012 was primarily attributable to a $4 million increase in professional fees related to compliance costs for risk management and operational excellence initiatives focused on loan defect reduction and a $1 million increase in customer service-related expenses associated with borrowers and our PLS clients.

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

The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	As of June 30,
	2013	2012
	($ In millions)
Total loan servicing portfolio	$228,637	$192,775
Number of loans serviced	1,259,697	1,100,857
Capitalized loan servicing portfolio	$133,061	$147,894
Capitalized servicing rate	0.94%	0.78%
Capitalized servicing multiple	3.2	2.6
Weighted-average servicing fee (in basis points)	29	30

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Average total loan servicing portfolio	$204,961	$186,984	$195,595	$185,551
Average capitalized loan servicing portfolio	134,962	148,864	136,813	148,622
Payoffs and principal curtailments of capitalized portfolio	10,246	8,412	20,758	16,639

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Mortgage interest income	$3	$2	$5	$5
Mortgage interest expense	(15)	(17)	(29)	(33)
Mortgage net finance expense	(12)	(15)	(24)	(28)
Loan servicing income	88	100	196	221
Change in fair value of mortgage servicing rights	75	(205)	80	(226)
Net derivative (loss) gain related to mortgage servicing rights	(1)	2	(17)	(3)
Valuation adjustments related to mortgage servicing rights, net	74	(203)	63	(229)
Net loan servicing income (loss)	162	(103)	259	(8)
Other income (expense)	—	—	—	(1)
Net revenues	150	(118)	235	(37)
Salaries and related expenses	14	9	25	19
Occupancy and other office expenses	3	2	6	4
Other depreciation and amortization	1	—	1	—
Other operating expenses	51	67	104	162
Total expenses	69	78	136	185
Segment profit (loss)	$81	$(196)	$99	$(222)

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

Quarterly Comparison:  Mortgage interest expense decreased by $2 million compared to 2012 which was driven by $1 million in lower bank fees related to servicing accounts for customer escrow and custodial funds and a $1 million decrease in the interest expense allocated to fund our MSRs.  The $1 million decrease in the interest expense allocated to fund our MSRs was primarily driven by a 6% lower average MSR balance compared to 2012.

Year-to-Date Comparison:  Mortgage interest expense decreased by $4 million compared to 2012 which was driven by $3 million in lower bank fees related to servicing accounts for customer escrow and custodial funds and a $1 million decrease in the interest expense allocated to fund our MSRs.  The $1 million decrease in the interest expense allocated to fund our MSRs was primarily driven by a 10% lower average MSR balance compared to 2012 that was partially offset by a higher effective interest rate of corporate unsecured borrowings during 2013 resulting from the Convertible notes due 2017.

Loan Servicing Income

The components of Loan servicing income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Servicing fees from capitalized portfolio	$99	$111	$199	$223
Subservicing fees	9	3	14	7
Late fees and other ancillary servicing revenue	13	13	28	30
Curtailment interest paid to investors	(13)	(10)	(26)	(20)
Net reinsurance loss	(20)	(17)	(19)	(19)
Total	$88	$100	$196	$221

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

 Net reinsurance income or loss represents premiums earned on reinsurance contracts, net of ceding commission and provisions for reinsurance reserves.  Net reinsurance income or loss during the second quarters and six months ended June 30, 2013 and 2012 also include losses related to the termination of inactive reinsurance contracts.  Beginning in the third quarter of 2013, our segment results will no longer be impacted by premiums earned on reinsurance contracts or provisions for reinsurance reserves since we no longer have any contractual reinsurance agreements.  See also “—Risk Management” for additional information.

Quarterly Comparison:  The $12 million decrease in servicing fees from the capitalized portfolio compared to 2012 was primarily related to a 9% decrease in the average capitalized loan servicing portfolio and a decline in the weighted-average servicing fee related to new loan production with lower excess servicing fees that replaced loan payoffs which had a higher total servicing fee.

During the second quarter of 2013, we commenced origination and servicing activities under our private label relationship with HSBC which resulted in assuming a subservicing portfolio with an unpaid principal balance of approximately $47 billion.  As a result, our subservicing fees increased by $6 million compared to 2012 due to an 83% increase in the average number of loans in our subserviced portfolio and an increase in the average subservicing fee earned per loan.

Curtailment interest paid to investors increased by $3 million compared to 2012 primarily due to a 26% increase in loan payoffs in our capitalized loan servicing portfolio.

Net reinsurance loss was $20 million during the second quarter of 2013, compared to $17 million during 2012.  Both 2013 and 2012 included losses from the termination of inactive reinsurance contracts which totaled $21 million and $16 million, respectively.  Net reinsurance loss was also impacted by a $1 million decrease in premiums earned under reinsurance agreements due to the termination of contracts and portfolio runoff that was partially offset by a $3 million decrease in the provision for reinsurance reserves.

Year-to-Date Comparison:  The $24 million decrease in servicing fees from the capitalized portfolio compared to 2012 was primarily related to an 8% decrease in the average capitalized loan servicing portfolio and a decline in the weighted-average servicing fee related to new loan production with lower excess servicing fees that replaced loan payoffs which had a higher total servicing fee.

Subservicing fees increased by $7 million compared to 2012 due to a 47% increase in the average number of loans in our subserviced portfolio resulting from the commencement of subservicing activities for HSBC and an increase in the average subservicing fee earned per loan.

Curtailment interest paid to investors increased by $6 million compared to 2012 primarily due to a 29% increase in loan payoffs in our capitalized loan servicing portfolio.

Net reinsurance loss was $19 million during the six months ended June 30, 2013, the same level as 2012.  Both 2013 and 2012 included losses from the termination of inactive reinsurance contracts which totaled $21 million and $16 million, respectively.  Net reinsurance loss was also impacted by a $3 million decrease in premiums earned under reinsurance agreements due to the termination of contracts and portfolio runoff that was partially offset by an $8 million decrease in the provision for reinsurance reserves resulting from an improvement in the loss development for origination years where maximum loss rates were not reached.

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

The components of Changes in fair value of mortgage servicing rights were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Actual prepayments of the underlying mortgage loans	$(69)	$(50)	$(136)	$(103)
Actual receipts of recurring cash flows	(11)	(10)	(21)	(21)
Market-related fair value adjustments	155	(145)	237	(102)
Total	$75	$(205)	$80	$(226)

The change in fair value of MSRs due to actual prepayments is driven by two factors: (i) the number of loans that prepaid during the period and (ii) the current value of the mortgage servicing right asset at the time of prepayment.  Market-related fair value adjustments represent the change in fair value of MSRs due to changes in market inputs and assumptions used in the valuation model.

Quarterly Comparison:  The $19 million increase in actual prepayments of the underlying mortgage loans compared to 2012 was primarily due to a 26% increase in loan payoffs in the capitalized loan servicing portfolio and a 6 basis points increase in the average MSR value of prepayments.

Market-related fair value adjustments increased the value of our MSRs by $155 million during the second quarter of 2013 which was primarily attributable to an increase in mortgage interest rates, including a 76 basis points increase in the primary mortgage rate used to value our MSR asset that was partially offset by expected prepayment activity from HARP refinances and an increase in servicing cash flows for delinquent and foreclosed loans.  The $145 million market-related fair value decrease during the second quarter of 2012 was primarily attributable to a decrease in mortgage interest rates, including a 36 basis points decrease in the primary mortgage rate used to value our MSR asset.

Year-to-Date Comparison:  The $33 million increase in actual prepayments of the underlying mortgage loans compared to 2012 was primarily due to a 29% increase in loan payoffs in the capitalized loan servicing portfolio.

Market-related fair value adjustments increased the value of our MSRs by $237 million during the six months ended June 30, 2013 which was primarily attributable to an increase in mortgage interest rates, including a 107 basis points increase in the primary mortgage rate used to value our MSR asset that was partially offset by expected prepayment activity from HARP refinances and an increase in servicing cash flows for delinquent and foreclosed loans.  The $102 million market-related fair value decrease during the six months ended June 30, 2012 was primarily attributable to a decrease in mortgage interest rates, including a 32 basis points decrease in the primary mortgage rate used to value our MSR asset.

Net Derivative (Loss) Gain Related to Mortgage Servicing Rights. We may choose to use a combination of derivative instruments to protect against potential adverse changes in the fair value of our MSRs resulting from a decline in interest rates. If the derivative instruments are effective, the change in fair value of derivatives is intended to react in the opposite direction of the market-related change in the fair value of MSRs, and generally increase in value as interest rates decline and decrease in value as interest rates rise.

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

The value of derivatives related to our MSRs decreased by $1 million and $17 million during the second quarter of 2013 and six months ended June 30, 2013, respectively compared to an increase of $2 million during the second quarter of 2012 and a decrease of $3 million during the six months ended June 30, 2012.

Salaries and Related Expenses

Salaries and related expenses consist of salaries, payroll taxes, benefits and incentives paid to employees in our servicing operations.

Salaries and related expenses increased by $5 million and $6 million during the second quarter and six months ended June 30, 2013, respectively compared to 2012.  The increases are primarily driven by an increase in the average number of permanent employees related to new employees that transferred into our servicing operations from HSBC when we commenced origination and servicing activities under our private label relationship in the second quarter of 2013.  Also, additional resources were added throughout the second half of 2012 in order to implement new industry servicing and compliance practices.

Other Operating Expenses

The following table presents a summary of Other operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Repurchase and foreclosure-related charges	$11	$39	$26	$104
Corporate overhead allocation	6	4	11	8
Other expenses	34	24	67	50
Total	$51	$67	$104	$162

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

Quarterly Comparison:  Repurchase and foreclosure-related charges decreased by $28 million compared to 2012.  While total repurchase and indemnification requests were 32% lower than the first quarter of 2013, the $11 million of repurchase and foreclosure-related charges during the second quarter of 2013 resulted from additional clarity from the Agencies on the number of loan file reviews expected to be completed related to origination years 2005 through 2008, and reduced government insurance claims proceeds. The Agencies have informed us that their goal is to be complete with all pre-2009 repurchase requests by the end of 2013.  During the second quarter of 2012, the Agencies continued their focus on clearing the backlog of previously requested loan files related to origination years 2005 through 2008 which resulted in elevated levels of total requests and increases in our actual and projected number of future repurchase and indemnification requests and contributed to the $39 million of repurchase and foreclosure-related charges during that period.

Other expenses increased by $10 million compared to 2012 due to a $6 million increase in direct expenses associated with servicing delinquent and foreclosed loans (primarily government loans) and a $1 million increase in professional fees related to compliance costs for risk management initiatives.  During 2012, Other expenses was also lower due to a $4 million reduction in liabilities for compensatory fees related to changes in servicing guidelines that were announced during the second quarter of 2012.

Year-to-Date Comparison:  Repurchase and foreclosure-related charges decreased by $78 million compared to 2012.  The $26 million of repurchase and foreclosure-related charges during the six months ended June 30, 2013 resulted from a continued elevated level of total requests, additional clarity from the Agencies on the number of loan file reviews expected to be completed related to origination years 2005 through 2008, and reduced government insurance claims proceeds.  The Agencies have informed us that their goal is to be complete with all pre-2009 repurchase requests by the end of 2013.  In 2012, the Agencies continued their focus on clearing the backlog of previously requested loan files related to origination years 2005 through 2008 which resulted in elevated levels of total requests and increases in our actual and projected number of future repurchase and indemnification requests and contributed to the $104 million of repurchase and foreclosure-related charges during that period.

Other expenses increased by $17 million compared to 2012 due to a $15 million increase in direct expenses associated with servicing delinquent and foreclosed loans (primarily government loans), a $2 million increase in professional fees related to compliance costs for risk management initiatives and a $2 million increase in compensatory fees related to foreclosure processing.

Fleet Management Services Segment

The fleet management industry has continued to be influenced by the current condition of the U.S. economy and the levels of corporate spending and capital investment which has resulted in corporate cost-reduction initiatives and increasing fleet operating costs, including increasing vehicle acquisition costs, maintenance costs and fuel prices. In recent years, the mix of our net investment in leases has changed to include more truck and service-type vehicles that have a higher initial capitalized cost, which has offset declines in our leased units.  Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the		Average for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands of units)
Leased vehicles	258	267	258	268
Maintenance service cards	340	347	335	343
Fuel cards	311	301	310	299
Accident management vehicles	317	314	309	314

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Fleet management fees	$44	$45	$87	$92
Fleet lease income	343	338	675	674
Other income	20	18	39	36
Net revenues	407	401	801	802
Salaries and related expenses	18	16	36	32
Occupancy and other office expenses	4	3	7	7
Depreciation on operating leases	305	303	607	604
Fleet interest expense	14	18	30	36
Other depreciation and amortization	3	2	5	5
Other operating expenses	42	37	74	72
Total expenses	386	379	759	756
Segment profit	$21	$22	$42	$46

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

Quarterly Comparison:  Fleet management fees decreased by $1 million compared to 2012 due to a $1 million decrease in revenue from driver safety training services driven by lower client participation.

Year-to-Date Comparison:  Fleet management fees decreased by $5 million compared to 2012 due to a $4 million decrease in revenue from driver safety training services driven by lower client participation and a $1 million decrease in fees associated with asset dispositions on behalf of our clients driven by lower volume.

Fleet Lease Income

The following table presents a summary of the components of Fleet lease income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Leasing revenue	$336	$334	$668	$667
Operating lease syndication revenue	7	4	7	7
Total	$343	$338	$675	$674

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

Quarterly Comparison:  Leasing revenue increased by $2 million compared to 2012 primarily due to a higher depreciation component for the cost of vehicles under lease (see further discussion under Depreciation on Operating Leases), that was partially offset by a decline in the rate billed as the interest component for funding our leases and a 3% decrease in the average number of leased vehicles.

The amount of gross sales proceeds related to operating lease syndications resulted in a $3 million increase in Fleet lease income compared to 2012 and also contributed to the $3 million increase in cost of goods sold in Other operating expenses described below.

Year-to-Date Comparison:  Leasing revenue increased by $1 million compared to 2012 primarily due to a higher depreciation component for the cost of vehicles under lease (see further discussion under Depreciation on Operating Leases), that was partially offset by a decline in the rate billed as the interest component for funding our leases and a 4% decrease in the average number of leased vehicles.

Other Income

Other income primarily consists of gross sales from our owned vehicle dealerships, the gain or loss from the sale of used vehicles and other ancillary revenues, including revenues associated with PHH ONBOARD® technology which monitors and provides fleet data related to productivity and driver activity.

Quarterly Comparison:  Other income increased by $2 million compared to 2012 primarily due to a $2 million increase related to new vehicle sales at our dealerships driven by a higher volume of units sold and a $1 million increase in revenues associated with vehicles equipped with PHH ONBOARD® technology.  These increases were partially offset by a $1 million decrease in the gains on used car sales and remarketing activities primarily driven by lower net proceeds of previously leased vehicles.

Year-to-Date Comparison:  Other income increased by $3 million compared to 2012 primarily due to a $3 million increase related to new vehicle sales at our dealerships driven by a higher volume of units sold and a $2 million increase in revenues associated with vehicles equipped with PHH ONBOARD® technology.  These increases were partially offset by a $2 million decrease in the gains on used car sales and remarketing activities primarily driven by lower sales volume of previously leased vehicles.

Salaries and Related Expenses

Salaries and related expenses consist of salaries, payroll taxes, benefits and incentives paid to employees in our fleet services operations.

Salaries and related expenses increased by $2 million and $4 million for the second quarter and six months ended June 30, 2013, respectively compared to 2012 primarily due to an increase in the average number of permanent employees as a result of current and expected growth in the business.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our vehicles under operating leases included in Net investment in fleet leases.

Quarterly Comparison:  Depreciation on operating leases increased by $2 million compared to 2012 primarily due to a higher average balance in Net investment in fleet leases reflecting growth in the average lease balances from the addition of new vehicle units which contain a higher initial capitalized cost compared to older vehicles units ending their lease term.  This increase in depreciation on operating leases was partially offset by lower depreciation from the 3% decline in our average number of leased vehicles.

Year-to-Date Comparison:  Depreciation on operating leases increased by $3 million compared to 2012 primarily due to a higher average balance in Net investment in fleet leases reflecting growth in the average lease balances from the addition of new vehicle units which contain a higher initial capitalized cost compared to older vehicles units ending their lease term.  This increase in depreciation on operating leases was partially offset by lower depreciation from the 4% decline in our average number of leased vehicles.

Fleet Interest Expense

Fleet interest expense is primarily driven by the average volume and cost of funds rate of outstanding borrowings and consists of interest expense associated with borrowings related to leased vehicles, changes in market values of interest rate cap agreements related to vehicle asset-backed debt and amortization of deferred financing fees.

Quarterly Comparison:  Fleet interest expense decreased by $4 million compared to 2012 due to a $3 million decrease in leasing interest expense primarily driven by a lower average cost of funds rate on current asset-backed debt agreements that was partially offset by a higher average balance of asset-backed debt.  In addition, there was a $1 million decrease in unfavorable fair value adjustments associated with interest rate contracts on asset-backed debt compared to 2012.

Year-to-Date Comparison:  Fleet interest expense decreased by $6 million compared to 2012 due to a $5 million decrease in leasing interest expense primarily driven by a lower average cost of funds rate on current asset-backed debt agreements that was partially offset by a higher average balance of asset-backed debt.  In addition, there was a $1 million decrease in unfavorable fair value adjustments associated with interest rate contracts on asset-backed debt compared to 2012.

Other Operating Expenses

The following table presents a summary of the components of Other operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Cost of goods sold	$20	$17	$33	$32
Corporate overhead allocation	13	11	24	22
Other expenses	9	9	17	18
Total	$42	$37	$74	$72

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

Quarterly Comparison:  Cost of goods sold increased by $3 million compared to 2012 which was driven by an increase in the amount of operating lease syndications and an increase in the cost of goods sold related to a higher volume of vehicle sales at our dealerships.

Other expenses remained at $9 million for the second quarter of 2013, the same level as 2012.  While Other expenses remained constant, there was a $1 million decrease in expenses associated with lower client participation in driver safety training services that was partially offset by a $1 million increase in costs for vehicles equipped with onboard technology.

Year-to-Date Comparison:  Cost of goods sold increased by $1 million compared to 2012 which was driven by an increase in the cost of goods sold related to a higher volume of vehicle sales at our dealerships.

Other expenses decreased by $1 million compared to 2012 primarily due to a $3 million decrease in expenses associated with lower client participation in driver safety training services that was partially offset by a $2 million increase in costs for vehicles equipped with onboard technology.

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

The following table presents the revenues and expenses recorded in Other:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Net revenues	$—	$—	$(1)	$(1)
Salaries and related expenses	18	18	38	35
Occupancy and other office expenses	1	1	2	2
Fleet interest expense	—	(1)	(1)	(2)
Other depreciation and amortization	2	3	4	4
Other operating expenses	24	12	39	28
Corporate overhead allocation	(45)	(34)	(83)	(68)
Total expenses	—	(1)	(1)	(1)
Net income before income taxes	$—	$1	$—	$—

Salaries and Related Expenses

Salaries and related expenses represent costs associated with operating corporate functions and our centralized management platform and consist of salaries, payroll taxes, benefits and incentives paid to shared service support employees.  These expenses are primarily driven by the average number of permanent employees.

Salaries and related expenses increased by $3 million during the six months ended June 30, 2013 compared to 2012 driven by an increase in stock-based management incentive compensation and severance costs associated with the separation of certain executives during 2013.

Other Operating Expenses

The components of Other operating expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Professional fees	$16	$7	$24	$16
Other expenses	8	5	15	12
Total	$24	$12	$39	$28

Professional fees increased by $9 million and $8 million during the second quarter and six months ended June 30, 2013, respectively compared to 2012 primarily due to an increase in professional and consulting fees associated with executive and risk management strategic initiatives, as well as higher information technology costs.  During 2013, the increase in information technology costs was driven by private label client implementations in our Mortgage Production segment and costs related to our new outsourcing arrangement for information technology infrastructure management and application development.

Other expenses increased by $3 million for both the second quarter and six months ended June 30, 2013 compared to 2012 primarily due to increased information technology software costs resulting from investments in our information technology infrastructure and an increase in executive search fees during 2013.

Corporate Overhead Allocation

The table below provides a summary of our corporate overhead allocation by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Mortgage Production segment	$26	$19	$48	$38
Mortgage Servicing segment	6	4	11	8
Fleet Management Services segment	13	11	24	22
Other	(45)	(34)	(83)	(68)
Total	$—	$—	$—	$—

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

Consumer Credit Risk

Our exposures to consumer credit risk include:

¡                 Loan repurchase and indemnification obligations from breaches of representation and warranty provisions of our loan sales or servicing agreements, which result in indemnification payments or exposure to loan defaults and foreclosures; and

¡                 A decline in the fair value of mortgage servicing rights as a result of increases in involuntary prepayments from increasing portfolio delinquencies.

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

While the best information available is used in estimating our liability, our actual experience can vary significantly from our assumptions as the estimation process is inherently uncertain.  Given the increased levels of repurchase requests and repurchase and foreclosure-related charges in recent periods, there is a reasonable possibility that future losses may be in excess of the recorded liability.  Our estimate of reasonably possible losses in excess of recorded reserves relates to our exposure from repurchase and indemnification obligations from conventional loans as well as our estimate of foreclosure-related costs that are not expected to be reimbursed pursuant to government insurance programs.  Although Fannie Mae and Freddie Mac are still expected to be complete with repurchase requests for pre-2009 origination years by the end of 2013, losses associated with government loans foreclosures could persist into 2014 and beyond as loans continue to work through the foreclosure process and we evaluate loans and expenses that are not eligible for reimbursement.  As of June 30, 2013, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $45 million.  This estimate assumes that repurchase and indemnification requests remain at an elevated level through the year ended December 31, 2013, the success rate in defending against repurchase requests declines and that the Company will incur increased foreclosure-related costs that are not expected to be reimbursed pursuant to government mortgage insurance programs.

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

Repurchase and foreclosure-related reserves consist of the following:

	June 30,	December 31,
	2013	2012
	(In millions)
Loan repurchase and indemnification liability	$141	$140
Allowance for probable foreclosure losses	25	28
Adjustment to value for real estate owned	25	23
Total	$191	$191

The table below presents the trend over the most recent quarters of our repurchase and foreclosure-related reserves activity and the number of repurchase claim requests received:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
	($ In millions)
Balance, beginning of period	$194	$191	$176	$175	$165
Realized losses	(20)	(17)	(27)	(43)	(33)
Increase in reserves due to:
Change in assumptions	11	15	37	41	39
New loan sales	6	5	5	3	4
Balance, end of period	$191	$194	$191	$176	$175

Repurchase requests received (number of loans)	603	886	980	997	1,171

Loan Repurchase & Indemnification Liability

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	As of June 30, 2013			As of December 31, 2012
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total (4)	Requests	Requests	Total (4)
	(In millions)
Agency Invested:
Claim pending (1)	$27	$—	$27	$25	$1	$26
Appealed (2)	18	7	25	49	7	56
Open to review (3)	25	6	31	44	23	67
Agency requests	70	13	83	118	31	149
Private Invested:
Claim pending (1)	11	1	12	8	—	8
Appealed (2)	16	2	18	16	2	18
Open to review (3)	37	4	41	33	5	38
Private requests	64	7	71	57	7	64
Total	$134	$20	$154	$175	$38	$213

______________

(1)              Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)              Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant.  Based on claims received and appealed during the twelve months ended June 30, 2013 that have been resolved, we were successful in refuting approximately 90% of claims appealed.

(3)              Open to review status represents loans where we have not completed our review process.  We appealed approximately 70% of claims received and reviewed during the twelve months ended June 30, 2013.

(4)              Investors may make repurchase demands based on unresolved mortgage insurance rescission notices.  In these cases, the total unresolved requests balance includes certain loans that are currently subject to both an outstanding repurchase demand and an unresolved mortgage insurance rescission notice.

Approximately 64% and 69% of the unpaid principal balance of our unresolved repurchase requests related to loans originated between 2005 and 2008 as of June 30, 2013 and December 31, 2012, respectively.

See Note 12, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our repurchase and foreclosure-related reserves.

Mortgage Reinsurance

During the second quarter of 2013, the Company terminated its remaining inactive reinsurance contract that resulted in a pre-tax loss of $21 million for both the second quarter and six months ended June 30, 2013, which was recorded in Loan servicing income in the Condensed Consolidated Statements of Operations.  See Note 12, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding the termination agreement.

During the three months ended June 30, 2012, the Company terminated one of its inactive reinsurance contracts that resulted in a pre-tax loss of $16 million for both the second quarter and six months ended June 30, 2012, which was recorded in Loan servicing income in the Condensed Consolidated Statements of Operations.

A summary of the activity in the liability for reinsurance losses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Balance, beginning of period	$30	$72	$33	$84
Realized losses(1)	(31)	(33)	(35)	(51)
Increase in liability for reinsurance losses(2)	1	4	2	10
Balance, end of period	$—	$43	$—	$43

___________________
(1)

Realized reinsurance losses for the three and six months ended June 30, 2013 and 2012 include the release of reserves associated with the termination of inactive reinsurance agreements and were $28 million for both periods in 2013 and $21 million for both periods in 2012.

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

As of June 30, 2013, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.  Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base.  With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital structure to fund growth in assets, to fund business operations and to meet contractual obligations, including maturities of our indebtedness. In developing our liquidity plan, we consider how our needs may be impacted by various factors including maximum liquidity needs during the period, fluctuations in assets and liability levels due to changes in business operations, levels of interest rates and working capital needs. We also assess market conditions and capacity for debt issuance in various markets we access to fund our business needs.  Our primary operating funding needs arise from the origination and financing of mortgage loans, the purchase and funding of vehicles under management and the retention of mortgage servicing rights. Our liquidity needs can also be significantly influenced by changes in interest rates due to collateral posting requirements from derivative agreements as well as the levels of repurchase and indemnification requests.

Sources of liquidity include: equity capital (including retained earnings); the unsecured debt markets; committed and uncommitted credit facilities; secured borrowings, including the asset-backed debt markets; cash flows from operations (including service fee and lease revenues); cash flows from assets under management; and proceeds from the sale or securitization of mortgage loans and lease assets.  We are focused on improving our capital structure, including extending the maturities of our unsecured debt, lowering our cost of borrowing to more closely match our marginal cost of borrowing and exploring other funding alternatives, which may include sales of newly created MSRs with subservicing rights retained, among other actions.  The execution of these funding alternatives for MSRs along with our business optimization efforts as discussed in “Overview—Executive Summary”, should help us migrate to a less capital intensive, fee-for-service business model that is less dependent upon the unsecured debt markets.

We are continuing to monitor developments in regulations that may impact our businesses including the Dodd-Frank Act and ongoing GSE reforms that could have a material impact on our liquidity. For more information, see “Part II—Item 1A. Risk Factors—Risks Related to our Company—Our Mortgage businesses are complex and heavily regulated, and the full impact of regulatory developments to our businesses remains uncertain.  In addition, we are subject to litigation, regulatory investigations and inquiries and may incur fines, penalties, and increased costs that could negatively impact our future results of operations or damage our reputation.” in this Form 10-Q and “Part I—Item 1A. Risk Factors—Risks Related to our Company—We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae.  Failure to maintain our relationships with each of Fannie Mae, Freddie Mac and Ginnie Mae would materially and adversely affect our business, financial position, results of operations or cash flows.” in our 2012 Form 10-K.

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

Cash Flows

At June 30, 2013, we had $1.0 billion of Cash and cash equivalents, an increase of $215 million from $829 million at December 31, 2012.  The following table summarizes the changes in Cash and cash equivalents:

	Six Months Ended
	June 30,
	2013	2012	Change
	(In millions)
Cash provided by (used in):
Operating activities	$1,249	$1,511	$(262)
Investing activities	(771)	(732)	(39)
Financing activities	(260)	(494)	234
Effect of changes in exchange rates on Cash and cash equivalents	(3)	1	(4)
Net increase in Cash and cash equivalents	$215	$286	$(71)

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  In addition to depreciation and amortization, the operating results of our reportable segments are impacted by the following significant non-cash activities:

¡                 Mortgage Production —Capitalization of mortgage servicing rights

¡                 Mortgage Servicing —Change in fair value of mortgage servicing rights

¡                 Fleet Management Services —Depreciation on operating leases

During the six months ended June 30, 2013, cash provided by our operating activities was $1.2 billion.  This is primarily reflective of $769 million of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment and $132 million of net cash received from counterparties related to cash collateral associated with loan related derivatives.  Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing and Fleet Management Services segments.

The net cash provided by the operating activities of our Mortgage Production segment resulted from a $423 million decrease in the Mortgage loans held for sale balance in our Condensed Consolidated Balance Sheets between June 30, 2013 and December 31, 2012, which is the result of timing differences between origination and sale as of the end of each period.  The decrease in Mortgage loans held for sale also resulted in a decrease in Mortgage Asset-Backed Debt as further described in Financing Activities below.

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

During the six months ended June 30, 2013, cash used in our investing activities was $771 million, which primarily consisted of $770 million in net cash outflows from the purchase and sale of vehicles and $19 million of cash paid on derivative agreements related to our Mortgage servicing rights, partially offset by a $33 million net decrease in Restricted cash, cash equivalents and investments primarily due to $79 million of Restricted cash that was settled related to the reinsurance agreement that was terminated in the second quarter of 2013 that was partially offset by $49 million increase in restricted cash used in vehicle management asset-backed funding facilities.

During the six months ended June 30, 2012, cash used in our investing activities was $732 million, which primarily consisted of $814 million in net cash outflows from the purchase and sale of vehicles, partially offset by a $76 million net decrease in Restricted cash, cash equivalents and investments primarily due to the release of restricted cash and investments held in trust to the primary mortgage insurer which resulted from the termination of a reinsurance agreement.

Financing Activities

Our cash flows from financing activities include proceeds from and payments on borrowings under our vehicle management asset-backed debt, mortgage asset-backed debt and unsecured debt facilities.  The fluctuations in the amount of borrowings within each period are due to working capital needs and the funding requirements for assets supported by our secured and unsecured debt, including Net investment in fleet leases, Mortgage loans held for sale and Mortgage servicing rights.  As of the end of each quarter, our financing activities and Balance sheets reflect our efforts to maximize secured borrowings against the available asset base, increasing the ending cash balance.  Within each quarter, excess available cash is utilized to fund assets rather than using the Mortgage and Vehicle asset-backed borrowing arrangements, given the relative borrowing costs and returns on invested cash.

During the six months ended June 30, 2013, cash used in our financing activities was $260 million which related to $210 million of net payments on secured borrowings resulting primarily from the decreased funding requirements for Mortgage loans held for sale described in operating activities and $35 million of distributions to noncontrolling interests.

During the six months ended June 30, 2012, cash used in our financing activities was $494 million and primarily related to $446 million of net payments on secured borrowings resulting from the decreased funding requirements for Mortgage loans held for sale described in Operating Activities and $9 million of net payments on unsecured borrowings resulting from the repayment of the Convertible notes due 2012 which was offset by the issuance of the Convertible Senior Notes due 2017.

Debt

We utilize both secured and unsecured debt as key components of our financing strategy.  Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	June 30,	December 31,
	2013	2012
	(In millions)
Restricted cash, cash equivalents and investments	$349	$425
Mortgage loans held for sale	1,751	2,174
Net investment in fleet leases	3,736	3,636
Mortgage servicing rights	1,247	1,022
Total	$7,083	$7,257

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

The following table summarizes our Debt as of June 30, 2013:

		Total Assets
		Held as
	Balance	Collateral(1)
	(In millions)
Vehicle Management Asset-Backed Debt	$3,535	$4,036
Secured Canadian credit facility	—	—
Mortgage Asset-Backed Debt	1,617	1,720
Unsecured Debt	1,171	—
Total	$6,323	$5,756
__________________________
(1)		Assets held as collateral are not available to pay our general obligations.

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

Vehicle management asset-backed funding arrangements consisted of the following facilities as of June 30, 2013:

				End of	Estimated
		Total	Available	Revolving	Maturity
	Balance	Capacity	Capacity(1)	Period(2)	Date(3)
	(In millions)
Chesapeake 2009-2	$178	n/a	n/a	n/a	02/15/14
Chesapeake 2009-3	25	n/a	n/a	n/a	10/07/14
Chesapeake 2012-1	624	n/a	n/a	n/a	05/07/16
Term notes, in amortization	827

Chesapeake 2011-2	350	$350	—	09/19/13	03/07/17
Chesapeake 2012-2	600	600	—	10/24/13	05/07/17
Chesapeake 2013-1	700	700	$—	05/22/14	02/07/18
Term notes, in revolving period	1,650	1,650	—

Chesapeake 2010-1	236	875	639	07/26/13(4)	01/07/17
Chesapeake 2011-1	168	625	457	06/26/14(4)	03/07/18
FLRT 2010-2	632	776	144	08/30/13	04/15/23
Variable-funding notes	1,036	2,276	1,240
Other	22	22	—
Total	$3,535	$3,948	$1,240
__________________
(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

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

(4)

On July 10, 2013, Chesapeake issued Series 2013-2 and Series 2013-3 variable funding notes with total available commitments of $1.3 billion. Proceeds of the notes were used to fully repay the Series 2011-1 Notes and Series 2010-1 Notes.

Secured Canadian Credit Facility

The Secured Canadian credit facility provides up to $119 million (C$125 million) of committed revolving capacity, subject to the satisfaction of compliance with a borrowing base calculation.  As of and during the six months ended June 30, 2013, there were no amounts outstanding under the facility.

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

Mortgage asset-backed funding arrangements consisted of the following as of June 30, 2013:

		Total	Available	Maturity
	Balance	Capacity	Capacity(1)	Date
	(In millions)
Debt:
Committed facilities:
Fannie Mae	$253	$1,000	$747	12/13/13
Royal Bank of Scotland plc	229	250	21	06/20/14
Bank of America	285	430	145	10/10/13(2)
Credit Suisse First Boston Mortgage Capital LLC	491	675	184	06/29/14(3)
Wells Fargo Bank	144	450	306	12/06/13
Barclays Bank PLC	150	350	200	12/10/13
Committed repurchase facilities	1,552	3,155	1,603
Uncommitted facilities:
Fannie Mae	—	2,000	2,000	n/a
RBS	—	250	250	n/a
Uncommitted repurchase facilities	—	2,250	2,250
Servicing advance facility	65	120	55	09/30/13
Total	$1,617	$5,525	$3,908

Off-Balance Sheet Gestation Facilities:
JP Morgan Chase	$120	$500	$380	10/31/13
____________________________
(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)	Provided certain conditions are met, the facility may be renewed for an additional year at our request.

(3)	The maturity date of this facility may be extended at CSFB’s option on a rolling 364-day term until the stated expiration date of May 22, 2015.

Unsecured Debt

Unsecured credit facilities are utilized to fund our short-term working capital needs to fund our MSRs and to supplement asset-backed facilities and provide for a portion of the operating needs of our mortgage and fleet management businesses.  As of and during the three and six months ended June 30, 2013, there were no amounts outstanding under the Revolving credit facilities.

Unsecured borrowing arrangements consisted of the following as of June 30, 2013:

		Balance	Total	Available	Maturity
	Balance	at Maturity	Capacity	Capacity	Date
	(In millions)
4% notes due in 2014	$237	$250	n/a	n/a	09/01/14
6% notes due in 2017	202	250	n/a	n/a	06/15/17
Convertible notes	439	500
9.25% notes due in 2016	449	450	n/a	n/a	03/01/16
7.375% notes due in 2019	275	275	n/a	n/a	09/01/19
Other	8	8	n/a	n/a	04/15/18
Term notes	732	733
Revolving credit facility — Tranche A(1)	—	—	$250	$250	08/02/15
Revolving credit facility — Tranche B(1)	—	—	50	50	07/01/14
Other	—	—	5	5	09/30/13
Credit facilities	—	—	$305	$305
Total	$1,171	$1,233
________________________
(1)

Capacity amounts shown reflect the contractual maximum capacity of the facility. The available capacity of this facility is subject to the satisfaction of compliance with a borrowing base coverage ratio test.

The Convertible notes due 2017 meet the requirements for conversion as of June 30, 2013, and holders of the notes may convert all or any portion of the notes, at their option.  As of June 30, 2013, the if-converted value exceeded the principal amount of the notes by $148 million.  Upon conversion, the principal amount of the converted notes would be payable in cash, and we would pay or deliver the conversion premium  (at our election) in: (i) cash; (ii) shares of Common stock; or (iii) a combination of cash and shares of Common stock.

As of July 24, 2013, our credit ratings, and ratings outlook on our senior unsecured debt were as follows:

	Senior	Short-Term	Ratings
	Debt	Debt	Outlook/Watch
Moody’s Investors Service	Ba2	NP	Stable
Standard & Poors	BB-	B	Stable
Fitch	BB	B	Stable

Our current credit ratings reflect the rating agencies’ assessments of a variety of factors, including but not limited to: our strong market position in both Fleet and Mortgage businesses, appropriate leverage, general uncertainties related to the future landscape of the U.S. housing finance system and weak recent earnings.  On April 1, 2013, S&P revised our Rating Outlook from Negative to Stable and affirmed our long-term issuer credit and senior unsecured ratings of ‘BB-’ and our subordinated debt and our short-term issuer credit ratings of ‘B’.  On April 17, 2013, Moody’s revised our Rating Outlook from Negative to Stable and affirmed our senior unsecured rating of ‘Ba2’.  On May 28, 2013, Fitch revised our Ratings Outlook from Negative to Stable and affirmed our long-term and short-term Issuer Default Ratings of ‘BB’ and ‘B’, respectively.  The revisions are a result of the agencies acknowledging our actions to stabilize our funding profile and strengthen our liquidity position, expectations for solid operating results and continued maintenance of appropriate capitalization, among other factors.

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

There were no significant amendments to the terms of our debt covenants during the six months ended June 30, 2013.  As of June 30, 2013, we were in compliance with all financial covenants related to our debt arrangements.

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

We used June 30, 2013 market rates to perform the sensitivity analysis.  The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2013 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets and liabilities:
Mortgage loans held for sale	$73	$42	$22	$(22)	$(44)	$(88)
Interest rate lock commitments(1)	137	85	46	(50)	(103)	(210)
Forward loan sale commitments(1)	(195)	(115)	(60)	62	125	249
Option contracts(1)	(23)	(18)	(10)	10	22	45
Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	(8)	(6)	(2)	—	—	(4)
Mortgage servicing rights	(271)	(125)	(61)	58	112	204
Derivatives related to MSRs(1)	5	—	—	—	—	—
Total Mortgage servicing rights and related derivatives	(266)	(125)	(61)	58	112	204
Total mortgage assets and liabilities	(274)	(131)	(63)	58	112	200
Net investment in fleet leases	14	7	4	(4)	(7)	(14)
Interest rate contracts(1)	(1)	—	—	—	1	1
Debt	(39)	(19)	(10)	10	19	38
Total, net	$(300)	$(143)	$(69)	$64	$125	$225
___________________________
(1)	Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

Item 4.  Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2013.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding legal proceedings, see Note 13, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

This Item 1A should be read in conjunction with “Part I—Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2012.  Other than with respect to the discussion below, there have been no material changes from the risk factors disclosed in our Form 10-K.

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

We are currently subject to inquiries, requests for information, and investigations as a result of our mortgage origination and servicing practices, including inquiries and requests for information from and investigations by regulators and attorneys general of certain states, the U.S. Department of Housing and Urban Development, the U.S. Attorney’s Office for the Southern District of New York, the Committee on Oversight and Government Reform of the U.S. House of Representatives, and the U.S. Senate Judiciary Committee.  We are also currently subject to an investigation of our mortgage servicing practices by the New Jersey Attorney General, as well as an investigation by the Bureau of Consumer Financial Protection (the “CFPB”) of our compliance with the Real Estate Settlement Procedures Act and other laws.  In addition, we are a party to various legal proceedings, which include private and civil litigation as well as government and regulatory examinations, investigations and inquiries or other requests for information.  We have received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) and the U.S. Attorney’s Office for the Southern District of New York.  The HUD subpoenas request production of certain documents related to, among other things, our origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”).  The U.S. Attorney’s Office subpoena requests production of certain documents related to, among other things, foreclosure expenses that we incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac.  These matters are at varying procedural stages and the resolution of any of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us, payments made in settlement arrangements, as well as monetary payments or other agreements and obligations, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

There has been a heightened focus of regulators on the practices of the mortgage industry, including investigations of lending practices, foreclosure practices, and loss mitigation practices, among other matters.  Our mortgage origination and servicing competitors have been subject to actions from, and settlements with, the U.S. Department of Justice under the False Claims Act and other statutes, alleging, among other things, reckless mortgage lending practices and improper or inadequate certification to the government in connection with the Federal Housing Administration’s Direct Endorsement Lending Program.  There can be no assurance that we will not incur fines, penalties or increased legal costs in connection with document subpoenas or pending investigations or that future regulatory investigations may not arise.  The heightened focus of regulators on the practices of the mortgage industry have resulted and could continue to result in new legislation and regulations that could materially and adversely affect the manner in which we conduct our mortgage business and have resulted in increased origination and servicing costs and potential litigation associated with our mortgage businesses.

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

Our Mortgage Production segment is substantially dependent upon certain relationships, including those with Realogy and Merrill Lynch Home Loans, a division of Bank of America, National Association. The termination or non-renewal of our contractual agreements with these clients would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit of our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations and cash flows.

We have relationships with several clients that represent a significant portion of our revenues and mortgage loan originations for our Mortgage Production segment. In particular, of our mortgage loan originations for the years ended December 31, 2012 and 2011, Realogy represented approximately 25% and 22%, respectively, and Merrill Lynch Home Loans, a division of Bank of America, National Association, represented approximately 27% and 21%, respectively.  Unless renewed or earlier terminated in accordance with its terms, our  agreement with Merrill Lynch Home Loans is scheduled to expire on December 31, 2015.

The loss of any one of our significant clients, whether due to insolvency, their unwillingness or inability to perform their obligations under their respective contractual relationships with us, their termination of their respective contractual relationships with us due to our failure to fully satisfy our contractual obligations, or if we are not able to renew on commercially reasonable terms any of their respective contractual relationships with us, would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit  of our Mortgage Production segment as well as our overall business and our consolidated financial position, results of operations and cash flows.  Furthermore, we are currently seeking to amend the terms of our agreements with certain of our private label clients due, in part, to changes in laws and regulations.  There can be no assurance that we will be successful in these efforts.  Our inability to successfully amend these private label agreements on favorable terms may result in the loss of or damage to our client relationships and could materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit of our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of August, 2013.

PHH CORPORATION

By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer

By:	/s/ Robert B. Crowl
Robert B. Crowl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David M. Bricker
David M. Bricker
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

3.1	Articles of Amendment to the Charter of PHH Corporation, dated June 12, 2013.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 18, 2013.

3.2	First Amendment to the Amended and Restated By-Laws of PHH Corporation, effective June 12, 2013.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 18, 2013.

10.1	Amendment to Credit Agreement dated as of May 10, 2013, by and between PHH Vehicle Management Services, Inc., as borrower, The Bank of Nova Scotia, as agent, and the lenders party thereto.	Filed herewith.

10.2	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 18, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.