Form 10-Q
period 2013-09-30
PHH CORP
filed 2013-11-07
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 57,260,172 shares of PHH common stock were outstanding.

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

             our expectations of the impacts of regulatory changes on our businesses;

             our expected cost reductions and responses to the changing mortgage production environment;

             our expectations regarding improvements in our systems and processes, including our information technology infrastructure and systems;

             future origination volumes and loan margins in the mortgage industry;

           our expectations of origination volumes from our retail platform, including from our private label relationships and our relationship with Realogy Corporation;

             our ability to generate mortgage originations in excess of voluntary prepayments;

             our belief that our mortgage servicing rights funding relationship will contribute positively to our cash flows;

             potential acquisitions, dispositions, partnerships, joint ventures and changes in product offerings to achieve disciplined growth in our franchise platforms and to optimize our mortgage and fleet management services businesses;

             our belief that sources of liquidity will be adequate to fund operations;

             mortgage repurchase and indemnification requests and associated reserves and provisions; and

             our assessment of legal proceedings and associated reserves and provisions.

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

             the ability to attract and retain key employees;

             a deterioration in the performance of assets held as collateral for secured borrowings;

             any failure to comply with covenants under our financing arrangements; and

             the impact of changes in the U.S. financial condition and fiscal and monetary policies, or any actions taken or to be taken by the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System on the credit markets and the U.S. economy.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Mortgage fees	$86	$91	$247	$254
Fleet management fees	43	45	130	137
Net fee income	129	136	377	391
Fleet lease income	339	340	1,014	1,014
Gain on mortgage loans, net	109	257	493	695
Mortgage interest income	20	24	59	70
Mortgage interest expense	(47)	(54)	(143)	(162)
Mortgage net finance expense	(27)	(30)	(84)	(92)
Loan servicing income	116	112	312	333
Change in fair value of mortgage servicing rights	(74)	(225)	6	(451)
Net derivative gain (loss) related to mortgage servicing rights	—	8	(17)	5
Valuation adjustments related to mortgage servicing rights, net	(74)	(217)	(11)	(446)
Net loan servicing income (loss)	42	(105)	301	(113)
Other income	23	26	66	65
Net revenues	615	624	2,167	1,960
EXPENSES
Salaries and related expenses	160	159	482	438
Occupancy and other office expenses	16	15	48	43
Depreciation on operating leases	305	304	912	908
Fleet interest expense	15	18	44	52
Other depreciation and amortization	8	7	24	19
Other operating expenses	185	177	477	512
Total expenses	689	680	1,987	1,972
(Loss) income before income taxes	(74)	(56)	180	(12)
Income tax (benefit) expense	(28)	(33)	60	(32)
Net (loss) income	(46)	(23)	120	20
Less: net income attributable to noncontrolling interest	6	19	30	44
Net (loss) income attributable to PHH Corporation	$(52)	$(42)	$90	$(24)
Basic (loss) earnings per share attributable to PHH Corporation	$(0.90)	$(0.74)	$1.58	$(0.42)
Diluted (loss) earnings per share attributable to PHH Corporation	$(0.90)	$(0.74)	$1.38	$(0.42)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net (loss) income	$(46)	$(23)	$120	$20

Other comprehensive income (loss), net of tax:
Currency translation adjustment	4	7	(7)	7
Change in unrealized gains on available-for-sale securities, net	—	—	(1)	(1)
Change in unfunded pension liability, net	—	—	—	1
Total other comprehensive income (loss), net of tax	4	7	(8)	7

Total comprehensive (loss) income	(42)	(16)	112	27
Less: comprehensive income attributable to noncontrolling interest	6	19	30	44
Comprehensive (loss) income attributable to PHH Corporation	$(48)	$(35)	$82	$(17)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In millions, except share data)

	September 30,	December 31,
	2013	2012

ASSETS
Cash and cash equivalents	$1,155	$829
Restricted cash, cash equivalents and investments (including $0 and $121 of available-for-sale securities at fair value)	254	425
Mortgage loans held for sale	1,155	2,174
Accounts receivable, net	939	797
Net investment in fleet leases	3,701	3,636
Mortgage servicing rights	1,237	1,022
Property, plant and equipment, net	73	79
Goodwill	25	25
Other assets	560	616
Total assets (1)	$9,099	$9,603

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$750	$586
Debt	5,808	6,554
Deferred taxes	673	622
Other liabilities	225	279
Total liabilities (1)	7,456	8,041
Commitments and contingencies (Note 13)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 57,232,456 shares issued and outstanding at September 30, 2013; 56,975,991 shares issued and outstanding at December 31, 2012	1	1
Additional paid-in capital	1,137	1,127
Retained earnings	462	372
Accumulated other comprehensive income	18	26
Total PHH Corporation stockholders’ equity	1,618	1,526
Noncontrolling interest	25	36
Total equity	1,643	1,562
Total liabilities and equity	$9,099	$9,603

See accompanying Notes to Condensed Consolidated Financial Statements.

Continued.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)
(In millions)

_______________

(1)              The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle their obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	September 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$91	$66
Restricted cash, cash equivalents and investments	215	249
Mortgage loans held for sale	386	730
Accounts receivable, net	64	90
Net investment in fleet leases	3,629	3,531
Property, plant and equipment, net	2	2
Other assets	35	39
Total assets	$4,422	$4,707

LIABILITIES
Accounts payable and accrued expenses	$26	$36
Debt	3,847	4,074
Other liabilities	18	13
Total liabilities	$3,891	$4,123

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In millions, except share data)

	PHH Corporation Stockholders’ Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Nine Months Ended September 30, 2013
Balance at December 31, 2012	56,975,991	$1	$1,127	$372	$26	$36	$1,562
Total comprehensive income (loss)	—	—	—	90	(8)	30	112
Distributions to noncontrolling interest	—	—	—	—	—	(41)	(41)
Stock compensation expense	—	—	6	—	—	—	6
Stock issued under share-based payment plans	256,465	—	1	—	—	—	1
Recognition of deferred taxes related to Convertible notes	—	—	3	—	—	—	3

Balance at September 30, 2013	57,232,456	$1	$1,137	$462	$18	$25	$1,643

Nine Months Ended September 30, 2012
Balance at December 31, 2011	56,361,155	$1	$1,082	$338	$21	$19	$1,461
Total comprehensive (loss) income	—	—	—	(24)	7	44	27
Distributions to noncontrolling interest	—	—	—	—	—	(27)	(27)
Stock compensation expense	—	—	3	—	—	—	3
Stock issued under share-based payment plans	334,575	—	(1)	—	—	—	(1)
Conversion option related to Convertible note issuance, net	—	—	33	—	—	—	33
Recognition of deferred taxes related to Convertible notes	—	—	3	—	—	—	3

Balance at September 30, 2012	56,695,730	$1	$1,120	$314	$28	$36	$1,499

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$120	$20
Adjustments to reconcile Net income to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(209)	(244)
Net loss on mortgage servicing rights and related derivatives	11	446
Vehicle depreciation	912	908
Other depreciation and amortization	24	19
Origination of mortgage loans held for sale	(22,213)	(28,230)
Proceeds on sale of and payments from mortgage loans held for sale	23,772	29,655
Net gain on interest rate lock commitments, mortgage loans held for sale and
related derivatives	(459)	(746)
Deferred income tax expense (benefit)	54	(42)
Other adjustments and changes in other assets and liabilities, net	39	16
Net cash provided by operating activities	2,051	1,802

Cash flows from investing activities:
Investment in vehicles	(1,289)	(1,282)
Proceeds on sale of investment vehicles	254	227
Net cash (paid) received on derivatives related to mortgage servicing rights	(22)	7
Purchases of property, plant and equipment	(22)	(18)
Purchases of restricted investments	(85)	(151)
Proceeds from sales and maturities of restricted investments	205	187
Decrease in restricted cash and cash equivalents	49	105
Other, net	2	21
Net cash used in investing activities	(908)	(904)

Cash flows from financing activities:
Proceeds from secured borrowings	36,759	48,063
Principal payments on secured borrowings	(37,575)	(48,472)
Proceeds from unsecured borrowings	350	518
Principal payments on unsecured borrowings	(280)	(671)
Issuances of common stock	2	1
Cash paid for debt issuance costs	(26)	(43)
Other, net	(46)	(31)
Net cash used in financing activities	(816)	(635)

Effect of changes in exchange rates on Cash and cash equivalents	(1)	—
Net increase in Cash and cash equivalents	326	263
Cash and cash equivalents at beginning of period	829	414
Cash and cash equivalents at end of period	$1,155	$677

Supplemental Disclosure of Cash Flows Information:
Payments for debt tender premium and costs	$50	$14

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION

PHH Corporation and subsidiaries (collectively, “PHH” or the “Company”) is a leading outsource provider of mortgage and fleet management services operating in the following business segments:

           Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

           Mortgage Servicing — performs servicing activities for originated and purchased loans.

           Fleet Management Services — provides commercial fleet management services.

The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries are consolidated within the Condensed Consolidated Financial Statements and Realogy Corporation’s ownership interest is presented as a noncontrolling interest.  Intercompany balances and transactions have been eliminated from the Condensed Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, stockholders’ equity, cash flows or net income or loss.  See Note 8, “Accounts Payable and Accrued Expenses”, for further information.

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP), for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2012 Form 10-K.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Income Taxes.  In July 2013, the FASB issued ASU 2013-11,”Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  This update to the income tax guidance clarifies the diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This update requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset or as a liability to the extent the entity cannot or does not intend to use the deferred tax asset for such purpose.  The new accounting guidance is effective beginning January 1, 2014 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date and retrospective application is permitted. The Company does not expect the adoption of ASU 2013-11 to have a material impact on its financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Earnings Per Share

Basic earnings or loss per share attributable to PHH Corporation was computed by dividing Net income or loss attributable to PHH Corporation for the period by the weighted-average number of shares outstanding during the period. Diluted earnings or loss per share attributable to PHH Corporation was computed by dividing Net income or loss attributable to PHH Corporation for the period by the weighted-average number of shares outstanding during the period, assuming all potentially dilutive common shares were issued.

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

                    stock assumed to be issued related to convertible notes; and

                    sold warrants related to the Company’s Convertible notes due 2014.

The computation also excludes shares related to the assumed issuance of the Convertible notes due 2014 and related purchased options as they are currently to be settled only in cash. Shares associated with anti-dilutive securities are outlined in the table below.

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions, except share and per share data)
Net (loss) income attributable to PHH Corporation	$(52)	$(42)	$90	$(24)
Weighted-average common shares outstanding — basic	57,383,139	56,842,323	57,318,131	56,768,027
Effect of potentially dilutive securities:
Share-based payment arrangements(1)	—	—	207,572	—
Conversion of debt securities	—	—	7,977,723	—
Weighted-average common shares outstanding — diluted	57,383,139	56,842,323	65,503,426	56,768,027

Basic (loss) earnings per share attributable to PHH Corporation	$(0.90)	$(0.74)	$1.58	$(0.42)
Diluted (loss) earnings per share attributable to PHH Corporation	$(0.90)	$(0.74)	$1.38	$(0.42)

Anti-dilutive securities excluded from the computation of dilutive securities:
Outstanding stock-based compensation awards	2,037,307	2,356,488	688,338	2,356,488
Assumed conversion of debt securities	8,274,740	5,494,884	—	3,750,848

_______________

(1)       Represents incremental shares from restricted stock units and stock options.  For both the three and nine months ended September 30, 2013, excludes 724,598 shares that are contingently issuable for which the contingency has not been met.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Restricted Cash, Cash Equivalents and Investments

The following table summarizes Restricted cash, cash equivalents and investment balances:

	September 30,	December 31,
	2013	2012
	(In millions)
Restricted cash and cash equivalents	$254	$304
Restricted investments, at fair value	—	121
Total	$254	$425

In 2013, the Company terminated its remaining reinsurance agreement.  As a result, the restricted cash and investments held in trust to pay future losses were released and the remaining liability was settled with the primary mortgage insurer.  As of September 30, 2013, the Company no longer had any restricted investments classified as available-for-sale securities since the investments were sold in order to distribute unrestricted cash to the Company and primary mortgage insurer pursuant to the termination agreement.  See Note 12, “Credit Risk” for information regarding the termination.

The following table summarizes Restricted investments, at fair value as of December 31, 2012:

	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses	Weighted- average remaining maturity
	(In millions)
Corporate securities	$30	$31	$1	$—	25 mos.
Agency securities (1)	39	39	—	—	21 mos.
Government securities	51	51	—	—	19 mos.
Total	$120	$121	$1	$—	21 mos.

_______________

(1)       Represents bonds and notes issued by various agencies including, but not limited to, Fannie Mae, Freddie Mac and Federal Home Loan Banks.

During the three months ended September 30, 2013, there were no restricted investments classified as available-for-sale securities and no realized gains or losses were recorded.  During the nine months ended September 30, 2013, $1 million of realized gains and $1 million of realized losses from the sale of available-for-sale securities were recorded.

During the three months ended September 30, 2012, the amount of realized gains and losses from the sale of available-for-sale securities were not significant.  During the nine months ended September 30, 2012, realized gains of $1 million from the sale of available-for-sale securities were recorded and realized losses were not significant.

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

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the servicing portfolio associated with loans subserviced for others.  The total servicing portfolio was $228.0 billion and $183.7 billion as of September 30, 2013 and December 31, 2012, respectively.  The increase in the total servicing portfolio relates to the assumption of a subservicing portfolio in 2013.

Mortgage servicing rights (“MSRs”) recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Nine Months Ended
	September 30,
	2013	2012
	(In millions)
Balance, beginning of period	$140,381	$147,088
Additions	19,031	24,794
Payoffs, sales and curtailments	(28,254)	(27,102)
Balance, end of period	$131,158	$144,780

The activity in capitalized MSRs consisted of:

	Nine Months Ended
	September 30,
	2013	2012
	(In millions)
Balance, beginning of period	$1,022	$1,209
Additions	209	244
Changes in fair value due to:
Realization of expected cash flows	(220)	(199)
Changes in market inputs or assumptions used in the valuation model	226	(252)
Balance, end of period	$1,237	$1,002

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Servicing fees from capitalized portfolio	$95	$106	$294	$329
Late fees	5	5	14	15
Other ancillary servicing revenue	12	10	31	30

As of September 30, 2013 and December 31, 2012, the MSRs had a weighted-average life of approximately 5.8 years and 4.3 years, respectively.  See Note 15, “Fair Value Measurements”, for additional information regarding the valuation of MSRs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Nine Months Ended
	September 30,
	2013	2012
	(In millions)
Proceeds from new loan sales or securitizations	$19,401	$25,895
Servicing fees from capitalized portfolio(1)	294	329
Other cash flows on retained interests (2)	—	5
Purchases of delinquent or foreclosed loans (3)	(50)	(70)
Servicing advances (4)	(1,003)	(975)
Repayment of servicing advances	946	942

_______________

(1)              Excludes late fees and other ancillary servicing revenue.

(2)              Represents cash flows received on retained interests other than servicing fees.

(3)              Excludes indemnification payments to investors and insurers of the related mortgage loans.

(4)              As of September 30, 2013 and December 31, 2012, outstanding servicing advance receivables related to our total servicing portfolio of $536 million and $293 million, respectively, were included in Accounts receivable, net.

During the three and nine months ended September 30, 2013, pre-tax gains of $214 million and $642 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2012, pre-tax gains of $263 million and $689 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Derivatives

Derivative instruments and the risks they manage are as follows:

■	Forward delivery commitments—Related to interest rate and price risk for Mortgage loans held for sale and interest rate lock commitments

■	Option contracts— Related to interest rate and price risk for Mortgage loans held for sale and interest rate lock commitments

■	MSR-related agreements—Related to interest rate risk for Mortgage servicing rights

■	Interest rate contracts—Related to interest rate risk for variable-rate debt arrangements and fixed-rate leases

■	Convertible note-related agreements—Related to the issuance of the Convertible notes due in 2014

■	Foreign exchange contracts—Related to exposure to currency fluctuations that would impact our investment in or borrowings related to our Canadian operations

Derivative instruments are recorded in Other assets and Other liabilities in the Condensed Consolidated Balance Sheets.  The Company does not have any derivative instruments designated as hedging instruments.

DERIVATIVE ACTIVITY

The following table summarizes the gross notional amount of derivatives:

	September 30,	December 31,
	2013	2012
	(In millions)
Notional amounts:
Interest rate lock commitments	$1,982	$4,993
Forward delivery commitments	6,539	12,303
Option contracts	610	1,070
Interest rate contracts	715	614
Convertible note-related agreements(1)	—	—
MSR-related agreements	—	3,915

_______________

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

The Company also has collateral posting arrangements with certain counterparties that do not qualify for net presentation.  As of both September 30, 2013 and December 31, 2012, $1 million was recorded in Other assets in the Condensed Consolidated Balance Sheets for collateral that did not qualify for net presentation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	September 30, 2013

	Gross Assets	Offsetting Payables	Cash Collateral Paid	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$22	$(45)	$24	$1
Not subject to master netting arrangements:
Interest rate lock commitments	62	—	—	62
Forward delivery commitments	3	—	—	3
Option contracts	1	—	—	1
Interest rate contracts	2	—	—	2
Convertible note-related agreements	18	—	—	18
Derivative assets not subject to netting	86	—	—	86
Total derivative assets	$108	$(45)	$24	$87

	Gross Liabilities	Offsetting Receivables	Cash Collateral Paid	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$59	$(45)	$(10)	$4
Not subject to master netting arrangements:
Forward delivery commitments	10	—	—	10
Convertible note-related agreements	18	—	—	18
Derivative liabilities not subject to netting	28	—	—	28
Total derivative liabilities	$87	$(45)	$(10)	$32

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	Gross Assets	Offsetting Payables	Cash Collateral (Received) Paid	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$10	$(12)	$5	$3
MSR-related agreements	5	(4)	(1)	—
Derivative assets subject to netting	15	(16)	4	3
Not subject to master netting arrangements:
Interest rate lock commitments	140	—	—	140
Forward delivery commitments	5	—	—	5
Option contracts	2	—	—	2
Interest rate contracts	1	—	—	1
Convertible note-related agreements	27	—	—	27
Derivative assets not subject to netting	175	—	—	175
Total derivative assets	$190	$(16)	$4	$178

	Gross Liabilities	Offsetting Receivables	Cash Collateral (Paid) Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$14	$(12)	$(1)	$1
MSR-related agreements	—	(4)	9	5
Derivative liabilities subject to netting	14	(16)	8	6
Not subject to master netting arrangements:
Interest rate lock commitments	1	—	—	1
Forward delivery commitments	5	—	—	5
Convertible note-related agreements	27	—	—	27
Derivative liabilities not subject to netting	33	—	—	33
Total derivative liabilities	$47	$(16)	$8	$39

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Gain on mortgage loans, net:
Interest rate lock commitments	$136	$425	$405	$1,185
Forward delivery commitments	(22)	(152)	217	(305)
Options contracts	(1)	(4)	17	(14)
Net derivative gain (loss) related to mortgage servicing rights:
MSR-related agreements	—	8	(17)	5

Fleet interest expense:
Interest rate contracts	(1)	—	(1)	(1)
Foreign exchange contracts	—	(2)	—	(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Vehicle Leasing Activities

The following table summarizes the components of Net investment in fleet leases:

	September 30,	December 31,
	2013	2012
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$8,167	$8,174
Vehicles under closed-end operating leases	142	154
Vehicles under operating leases	8,309	8,328
Less: Accumulated depreciation	(4,932)	(4,959)
Net investment in operating leases	3,377	3,369

Direct Financing Leases:
Lease payments receivable	96	91
Less: Unearned income	(2)	—
Net investment in direct financing leases	94	91

Off-Lease Vehicles:
Vehicles not yet subject to a lease	225	169
Vehicles held for sale	11	15
Less: Accumulated depreciation	(6)	(8)
Net investment in off-lease vehicles	230	176
Total	$3,701	$3,636

7.  Other Assets

Other assets consisted of:

	September 30,	December 31,
	2013	2012
	(In millions)
Mortgage loans in foreclosure, net	$162	$120
Repurchase eligible loans(1)	90	99
Derivatives	87	178
Real estate owned, net	50	53
Deferred financing costs	44	49
Equity method investments	42	38
Intangible assets	29	31
Other	56	48
Total	$560	$616

_______________

(1)       Repurchase eligible loans represent sold mortgage loans that are held by investors where the Company has the right, but not the obligation, to repurchase the loan.  Corresponding liabilities related to the loan balances were recorded within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2013	2012
	(In millions)
Accounts payable	$286	331
Subservicing advance liabilities(1)	273	24
Repurchase eligible loans	90	99
Accrued payroll and benefits	67	80
Accrued interest	16	32
Other	18	20
Total	$750	$586

_______________

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

In 2013, the Company assumed the role of subservicer for a mortgage loan portfolio with an unpaid principal balance of $47 billion. As of September 30, 2013, the subservicing portfolio that was assumed had related balances of servicing advance receivables and liabilities of $254 million and $240 million, respectively.

9.  Other Liabilities

Other liabilities consisted of:

	September 30,	December 31,
	2013	2012
	(In millions)
Loan repurchase and indemnification liability	$132	$140
Derivatives	32	39
Pension and other post employment benefits liability	15	15
Lease syndication liability	12	16
Liability for reinsurance losses(1)	—	33
Other	34	36
Total	$225	$279

_______________

(1)             Decrease in balance relates to the termination of the remaining inactive reinsurance contract.  See Note 12, “Credit Risk” for further discussion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	September 30, 2013		December 31, 2012
		Wt. Avg-		Wt. Avg-
		Interest		Interest
	Balance	Rate(1)	Balance	Rate(1)
	(In millions)
Term notes, in amortization	$930	1.2%	$424	2.2%
Term notes, in revolving period	1,300	0.7%	1,593	1.0%
Variable-funding notes	1,259	1.7%	1,415	1.6%
Other	18	5.0%	25	5.1%
Vehicle Management Asset-Backed Debt	3,507		3,457

Secured Canadian credit facility	—	—%	—	—%

Committed warehouse facilities	988	1.9%	1,875	2.0%
Uncommitted warehouse facilities	—	—%	—	—%
Servicing advance facility	64	2.7%	66	2.7%
Mortgage Asset-Backed Debt	1,052		1,941

Term notes	803	7.3%	732	8.5%
Convertible notes(2)	446	5.0%	424	5.0%
Unsecured credit facilities	—	—%	—	—%
Unsecured Debt	1,249		1,156

Total	$5,808		$6,554

_______________

(1)              Represents the weighted-average stated interest rate of outstanding debt as of the respective date, which may be different from the effective rate due to the amortization of premiums, discounts and issuance costs.  Facilities are variable-rate, except for the Unsecured Term notes and Convertible notes which are fixed-rate.

(2)              Balance is net of unamortized discounts of $54 million and $76 million as of September 30, 2013 and December 31, 2012, respectively.  The effective interest rate of the Convertible notes is 13%, which includes the accretion of the discount and issuance costs.

Assets held as collateral for asset-backed borrowing arrangements that are not available to pay the Company’s general obligations as of September 30, 2013 consisted of:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed
	Debt	Debt
	(In millions)
Restricted cash and cash equivalents	$212	$7
Accounts receivable	43	80
Mortgage loans held for sale (unpaid principal balance)	—	1,023
Net investment in fleet leases	3,653	—
Total	$3,908	$1,110

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of September 30, 2013:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed	Unsecured
	Debt(1)	Debt	Debt(2)	Total
	(In millions)
Within one year	$887	$1,052	$250	$2,189
Between one and two years	1,074	—	—	1,074
Between two and three years	860	—	170	1,030
Between three and four years	497	—	250	747
Between four and five years	177	—	8	185
Thereafter	12	—	625	637
	$3,507	$1,052	$1,303	$5,862

_______________

(1)             Maturities of vehicle management asset-backed notes, a portion of which are amortizing in accordance with their terms, represent estimated payments based on the expected cash inflows related to the securitized vehicle leases and related assets.

(2)             Maturities of convertible notes have been reflected based on the contractual maturity date.  Under certain circumstances prior to the contractual maturity date, the convertible notes may be converted. If this happens, the principal portion of the notes would be due in cash and the conversion premium, if any, may be settled in cash.

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements. Available capacity under committed borrowing arrangements as of September 30, 2013 consisted of:

		Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)
Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$1,300	$1,300	$—
Variable-funding notes	2,092	1,259	833

Secured Canadian credit facility	121	—	121

Mortgage Asset-Backed Debt:
Committed warehouse facilities	3,143	988	2,155
Servicing advance facility	120	64	56

Unsecured credit facilities(1)	305	—	305

_______________

(1)             Capacity amount shown reflects the contractual maximum capacity of the facility.  The available capacity of this facility is subject to the satisfaction of compliance with a borrowing base coverage ratio test.

Capacity for Mortgage asset-backed debt shown above excludes $2.3 billion not drawn under uncommitted facilities.  See Note 15, “Fair Value Measurements,” for the measurement of the fair value of Debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VEHICLE MANAGEMENT ASSET-BACKED DEBT

On June 13, 2013, Chesapeake Funding LLC (“Chesapeake”) issued $700 million of Series 2013-1 Term notes.  Proceeds from the notes were used to repay a portion of the Series 2010-1 notes and Series 2011-1 notes.

On June 26, 2013, Chesapeake extended the revolving period of the 2010-1 Variable-funding notes to July 26, 2013.

On July 10, 2013, Chesapeake issued Series 2013-2 and Series 2013-3 Variable-funding notes with available commitments of $780 million and $520 million, respectively.  The revolving periods of the Series 2013-2 and Series 2013-3 notes end July 9, 2014 and July 10, 2015, respectively.  Proceeds of the issuance were used to fully repay the existing Chesapeake Series 2010-1 and Series 2011-1 Variable-funding notes.

On August 15, 2013, Chesapeake fully repaid the Series 2009-2 Term notes with available cash.

On August 30, 2013, the Fleet Leasing Receivables Trust (“FLRT”) 2010-2 Series was amended to extend the maturity date to August 29, 2014.

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

On September 24, 2013, the committed facility with Fannie Mae that provides for the early reimbursement of certain servicing advances made on behalf of Fannie Mae was extended to December 31, 2013.

UNSECURED DEBT

Term Notes

On August 20, 2013, the Company completed an offering of $350 million in aggregate principal amount of 6.375% Senior notes due 2021 under an existing indenture, dated January 17, 2012 with The Bank of New York Mellon Trust Company, N.A. as trustee. The Company realized net proceeds of $342 million from the issuance after deducting underwriting fees. The notes are senior unsecured and unsubordinated obligations of the Company and rank equally with all existing and future senior unsecured debt. The notes are redeemable by the Company at any time after August 15, 2017 and in accordance with the optional redemption clause in the indenture. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2014. The notes will mature on August 15, 2021, unless previously redeemed in accordance with their terms.

Proceeds from the offering were used to repay $280 million of aggregate principal of the Senior notes due 2016 and to pay the $50 million tender premium plus related fees and expenses. A pre-tax loss of $54 million was recorded in Other operating expenses in the Condensed Consolidated Statements of Operations related to the early repayment of the notes.

Convertible Notes

As of September 30, 2013, Convertible notes included: (i) $250 million of 4.0% Convertible notes with a maturity date of September 1, 2014; and (ii) $250 million of 6.0% Convertible notes with a maturity date of June 15, 2017.

As of September 30, 2013, the Convertible notes due 2014 do not meet the requirements for conversion and there have been no conversions of the notes since issuance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Holders of the Convertible notes due 2017 may convert all or any portion of the notes, at their option, prior to December 15, 2016 only upon the occurrence of certain triggering events related to (i) the price of the notes, (ii) the price of the Company’s Common stock, or (iii) upon the occurrence of specified corporate events.  Holders of the Convertible notes due 2017 may also convert all or any portion of the notes at any time, at their option from, and including, December 15, 2016 through the third scheduled trading day immediately preceding the maturity date. Upon conversion, the principal amount of the converted notes is payable in cash and the Company will pay or deliver (at its election): (i) cash; (ii) shares of the Company’s Common stock; or (iii) a combination of cash and shares of the Company’s Common stock; to settle amounts due if the conversion value exceeds the principal of the converted notes.   As of September 30, 2013, the if-converted value exceeded the principal amount of the notes by $214 million, and the notes met the requirements for conversion.

DEBT COVENANTS

Certain debt arrangements require the maintenance of certain financial ratios and contain other affirmative and negative covenants, termination events, and other restrictions, including, but not limited to, covenants relating to material adverse changes, liquidity maintenance, restrictions on indebtedness of the Company and its material subsidiaries, mergers, liens, liquidations, sale and leaseback transactions, and restrictions on certain types of payments, including dividends and stock repurchases. Certain other debt arrangements, including the Fannie Mae committed facility, contain provisions that permit the Company or our counterparty to terminate the arrangement upon the occurrence of certain events.

There were no significant amendments to the terms of financial debt covenants, or the terms of facility termination events, during the nine months ended September 30, 2013.  As of September 30, 2013, the Company was in compliance with all financial covenants related to its debt arrangements.

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

The following table and discussion summarizes items that significantly impacted Income tax expense or benefit and increased (decreased) the effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
State and local income taxes, net of federal tax benefits	$(2)	$(4)	$8	$(3)
Changes in rate and apportionment factors	—	—	(2)	(6)
Changes in valuation allowance	2	(1)	2	(1)
Noncontrolling interest	(2)	(8)	(11)	(17)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

State and local income taxes, net of federal tax benefits. Represents the impact to the effective tax rate from the pre-tax income or loss as well as the mix of income and loss from the operations by entity and state income tax jurisdiction. The effective state tax rate was higher for the nine months ended September 30, 2013 as compared to 2012.

Changes in rate and apportionment factors. Represents the impact to the effective tax rate from deferred tax items for changes in apportionment factors and tax rate.  For the nine months ended September 30, 2013 and 2012, the amount represents the impact of applying statutory changes to apportionment weight, apportionment sourcing and corporate income tax rates that were enacted by various states, primarily New Jersey.

Changes in valuation allowance. Represents the impact to the effective tax rate from state loss carryforwards generated during the year for which the Company believes it is more likely than not that the amounts will not be realized. For the nine months ended September 30, 2013, the change was primarily driven by state tax losses generated by our mortgage business.

Noncontrolling interest. Represents the impact to the effective tax rate from Realogy Corporation’s portion of income taxes related to the income or loss attributable to PHH Home Loans.  The impact is driven by PHH Home Loans’ election to report as a partnership for federal and state income tax purposes, whereby, the tax expense is reported by the individual LLC members.  Accordingly, the Company’s Income tax expense includes only its proportionate share of the income tax related to the income generated by PHH Home Loans.

12.   Credit Risk

The Company is subject to the following forms of credit risk:

Consumer credit risk—through mortgage banking activities as a result of originating and servicing residential mortgage loans

Commercial credit risk—through fleet management and leasing activities

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	September 30,	December 31,
	2013	2012
	(In millions)
Loan Servicing Portfolio Composition
Owned	$132,899	$142,930
Subserviced(1)	95,074	40,800
Total	$227,973	$183,730
Conventional loans	$192,450	$149,432
Government loans	29,672	29,842
Home equity lines of credit	5,851	4,456
Total	$227,973	$183,730
Weighted-average interest rate	4.1%	4.3%

	September 30, 2013		December 31, 2012
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(2)
30 days	2.38%	1.80%	2.45%	1.93%
60 days	0.77%	0.61%	0.64%	0.52%
90 or more days	1.07%	0.93%	0.80%	0.70%
Total(1)	4.22%	3.34%	3.89%	3.15%
Foreclosure/real estate owned(3)	2.45%	2.39%	2.05%	1.92%

_______________

(1)

The total servicing portfolio increased during 2013 due to the assumption of a new subservicing portfolio. Excluding the subservicing portfolio assumed during 2013, the Company’s total portfolio delinquency and foreclosure/real estate owned based on the number of loans were 3.77% and 1.92%, respectively, and based on the unpaid principal balance were 2.83% and 1.70%, respectively.

(2)	Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(3)

As of September 30, 2013 and December 31, 2012, the total servicing portfolio included 25,268 and 17,329 of loans in foreclosure with an unpaid principal balance of $4.8 billion and $3.0 billion, respectively. Excluding the subservicing portfolio assumed during 2013, the Company’s total servicing portfolio included 15,071 of loans in foreclosure with an unpaid principal balance of $2.7 billion.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Nine Months Ended
	September 30,
	2013	2012
	(In millions)
Balance, beginning of period	$191	$127
Realized losses	(52)	(109)
Increase in reserves due to:
Changes in assumptions	26	145
New loan sales	15	13
Balance, end of period	$180	$176

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum exposure to representation and warranty provisions exceeds the amount of loans in the capitalized portfolio of $131.2 billion; however, the maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of September 30, 2013, approximately $204 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 15% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of September 30, 2013 and December 31, 2012, liabilities for probable losses related to repurchase and indemnification obligations of $132 million and $140 million, respectively, are included in Other liabilities in the Condensed Consolidated Balance Sheets.  The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate in defending against requests, estimated insurance claim proceeds and denials and estimated loss severities on repurchases and indemnifications.  The liability for loan repurchases and indemnifications does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries.

While the Company uses the best information available in estimating the liability, actual experience can vary significantly from the assumptions as the estimation process is inherently uncertain.  Given the increased levels of repurchase requests and repurchase and foreclosure-related charges in recent periods, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of September 30, 2013, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $35 million which primarily relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans.  The Company’s estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the criteria used by investors in selecting loans to request; (iii) the quality of our underwriting procedures; (iv) borrower delinquency and default patterns; and (v) general economic conditions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans in Foreclosure and Real Estate Owned

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
	2013	2012
	(In millions)
Mortgage loans in foreclosure(1)	$187	$148
Allowance for probable foreclosure losses	(25)	(28)
Mortgage loans in foreclosure, net	$162	$120
Real estate owned	$73	$76
Adjustment to value for real estate owned	(23)	(23)
Real estate owned, net	$50	$53

_______________

(1)	Includes $106 million and $65 million of recoverable advances as of September 30, 2013 and December 31, 2012, respectively.

Mortgage Reinsurance

In 2013, the Company terminated its remaining inactive reinsurance contract which settled the liability and exposure to loss under that contract and released the $118 million restricted cash and investments held in trust to pay future losses.  The primary mortgage insurer received a $49 million termination payment from the trust account and the Company received the remaining $69 million unrestricted cash balance.  During the nine months ended September 30, 2013, the termination resulted in a pre-tax loss of $21 million which was recorded in Loan servicing income in the Condensed Consolidated Statements of Operations.

In 2012, the Company terminated one of its inactive reinsurance contracts.   During the nine months ended September 30, 2012, this termination resulted in a pre-tax loss of $16 million which was recorded in Loan servicing income in the Condensed Consolidated Statements of Operations.

A summary of the activity in the liability for reinsurance losses is as follows:

	Nine Months Ended
	September 30,
	2013	2012
	(In millions)
Balance, beginning of period	$33	$84
Realized losses(1)	(35)	(57)
Increase in liability for reinsurance losses	2	13
Balance, end of period	$—	$40

_______________

(1)

Realized reinsurance losses for the nine months ended September 30, 2013 and 2012 includes $28 million and $21 million, respectively, related to the release of reserves associated with the termination of inactive reinsurance agreements.

Commercial Credit Risk

Vehicle leases are primarily classified as operating leases; however, certain leases are classified as direct financing leases and recorded within Net investment in fleet leases in the Condensed Consolidated Balance Sheets.  As of September 30, 2013 and December 31, 2012, both direct financing leases greater than 90 days past due and direct financing leases greater than 90 days past due that are still accruing interest were $2 million and $5 million, respectively, and there were no allowances for credit losses related to direct financing leases at the end of either period.

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

Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible loss cannot be estimated for all matters.  For matters where the Company can estimate the range of losses, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $10 million as of September 30, 2013.

As of September 30, 2013, the Company’s recorded reserves associated with legal and regulatory contingencies were not material.  However, there can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves.  As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

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

During the second quarter of 2013, the Company received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) and the U.S. Attorney’s Office for the Southern District of New York.  The HUD subpoenas request production of certain documents related to, among other things, our origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”).  The U.S. Attorney’s Office subpoena requests production of certain documents related to, among other things, foreclosure expenses that we incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac. In addition, the New Jersey Attorney General has conducted an investigation of the Company’s servicing practices and has informed the Company that it believes that the Company has violated the New Jersey Consumer Fraud Act in connection with customer service and other matters related to loss mitigation activities for certain borrowers in the wake of the financial crisis.  The Company has also undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators and such regulators have alleged various violations of federal and state laws related to the Company’s mortgage servicing practices prior to July 2011.

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

14.  Accumulated Other Comprehensive Income

The after-tax components of Accumulated other comprehensive income (loss) were as follows:

	September 30,	December 31,
	2013	2012
	(In millions)
Currency translation adjustment	$29	$36
Unrealized gains on available-for-sale securities, net of income taxes of $0 and $0	—	1
Pension adjustment, net of income tax benefit of $(8) and $(8)	(11)	(11)
Total	$18	$26

All components of Accumulated other comprehensive income (loss) are net of income taxes; however, currency translation adjustment excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

There were no amounts of Accumulated other comprehensive income (loss) attributable to noncontrolling interests as of September 30, 2013 and December 31, 2012, or during the respective periods.

Amounts reclassified out of Accumulated other comprehensive income (loss) related to realized gains and losses from the sale of available-for-sale securities were recorded within Other income in the Condensed Consolidated Statements of Operations.   During the three months ended September 30, 2013, there were no investments classified as available-for-sale securities.  During the nine months ended September 30, 2013, $1 million of realized gains and $1 million of realized losses from the sale of available-for-sale securities were recorded.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  Fair Value Measurements

For assets and liabilities measured at fair value, there has been no change in the valuation methodologies and classification pursuant to the valuation hierarchy during the nine months ended September 30, 2013.  The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of September 30, 2013 or December 31, 2012.  Significant inputs to the measurement of fair value and further information on the assets and liabilities measured at fair value are as follows:

Mortgage Loans Held for Sale.  The following table reflects the difference between the carrying amounts of Mortgage loans held for sale measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	September 30, 2013		December 31, 2012
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Mortgage loans held for sale:
Carrying amount	$1,155	$15	$2,174	$17
Aggregate unpaid principal balance	1,143	22	2,126	25
Difference	$12	$(7)	$48	$(8)

The following table summarizes the components of Mortgage loans held for sale:

	September 30,	December 31,
	2013	2012
	(In millions)
First mortgages:
Conforming (1)	$1,022	$1,966
Non-conforming	74	143
Total first mortgages	1,096	2,109
Second lien	5	8
Scratch and Dent (2)	54	56
Other	—	1
Total	$1,155	$2,174

_______________

(1)              Represents mortgage loans that conform to the standards of the government-sponsored entities.

(2)              Represents mortgage loans with origination flaws or performance issues.

Derivative Instruments. The average pullthrough percentage used in measuring the fair value of Interest Rate Lock Commitments (“IRLCs”) was 74% as of both September 30, 2013 and December 31, 2012.  The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Servicing Rights.  The following tables summarize certain information regarding the initial and ending capitalization rate of Mortgage Servicing Rights (“MSRs”):

	Nine Months Ended
	September 30,
	2013	2012
Initial capitalization rate of additions to MSRs	1.10%	0.99%

	September 30,	December 31,
	2013	2012
Capitalization servicing rate	0.94%	0.73%
Capitalization servicing multiple	3.2	2.4
Weighted-average servicing fee (in basis points)	29	30

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	September 30,	December 31,
	2013	2012
Weighted-average prepayment speed (CPR)	11%	17%
Option adjusted spread, in basis points	1,019	1,013
Weighted-average delinquency rate	5.6%	6.8%

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	September 30, 2013
	Weighted-		Weighted-
	Average	Option	Average
	Prepayment	Adjusted	Delinquency
	Speed	Spread	Rate
	(In millions)
Impact on fair value of 10% adverse change	$(54)	$(58)	$(23)
Impact on fair value of 20% adverse change	(103)	(111)	(46)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis were included in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2013
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$1,096	$59	$—	$1,155
Mortgage servicing rights	—	—	1,237	—	1,237
Other assets—Derivative assets:
Interest rate lock commitments	—	—	62	—	62
Forward delivery commitments	—	25	—	(21)	4
Option contracts	—	1	—	—	1
Interest rate contracts	—	2	—	—	2
Convertible note-related agreements	—	—	18	—	18
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$69	$—	$(55)	$14
Convertible note-related agreements	—	—	18	—	18

	December 31, 2012
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Restricted investments	$—	$121	$—	$—	$121
Mortgage loans held for sale	—	2,110	64	—	2,174
Mortgage servicing rights	—	—	1,022	—	1,022
Other assets—Derivative assets:
Interest rate lock commitments	—	—	140	—	140
Forward delivery commitments	—	15	—	(7)	8
Option contracts	—	2	—	—	2
MSR-related agreements	—	5	—	(5)	—
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	27	—	27
LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$1	$—	$1
Forward delivery commitments	—	19	—	(13)	6
MSR-related agreements	—	—	—	5	5
Convertible note-related agreements	—	—	27	—	27

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity in assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended September 30, 2013
			Interest
	Mortgage	Mortgage	rate lock
	loans held	servicing	commitments,
	for sale	rights	net
	(In millions)
Balance, beginning of period	$55	$1,247	$(11)
Realized and unrealized gains (losses)	2	(74)	136
Purchases	12	—	—
Issuances	2	64	—
Settlements	(12)	—	(63)
Transfers into Level Three	9	—	—
Transfers out of Level Three	(9)	—	—
Balance, end of period	$59	$1,237	$62

	Nine Months Ended September 30, 2013
			Interest
	Mortgage	Mortgage	rate lock
	loans held	servicing	commitments,
	for sale	rights	net
	(In millions)
Balance, beginning of period	$64	$1,022	$139
Realized and unrealized (losses) gains	(10)	6	405
Purchases	68	—	—
Issuances	2	209	—
Settlements	(68)	—	(482)
Transfers into Level Three	34	—	—
Transfers out of Level Three	(31)	—	—
Balance, end of period	$59	$1,237	$62

	Three Months Ended September 30, 2012
			Interest
	Mortgage	Mortgage	rate lock
	loans held	servicing	commitments,
	for sale	rights	net
	(In millions)
Balance, beginning of period	$12	$1,157	$179
Realized and unrealized gains (losses)	(1)	(225)	425
Purchases	—	—	—
Issuances	2	70	—
Settlements	(1)	—	(383)
Balance, end of period	$12	$1,002	$221

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2012
			Interest			Mortgage loan
	Mortgage	Mortgage	rate lock		Securitized	securitization
	loans held	servicing	commitments,	Investment	mortgage	debt
	for sale	rights	net	securities	loans	certificates
	(In millions)
Balance, beginning of period	$17	$1,209	$184	$—	$28	$21
Realized and unrealized gains (losses)	(2)	(451)	1,185	(2)	—	—
Purchases	2	—	—	—	—	—
Issuances	3	244	—	—	—	—
Settlements	(3)	—	(1,148)	(5)	—	—
Transfers into Level Three	—	—	—	—	—	—
Transfers out of Level Three	(5)	—	—	—	—	—
Deconsolidation of entity(1)	—	—	—	7	(28)	(21)
Balance, end of period	$12	$1,002	$221	$—	$—	$—

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

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Gain on mortgage loans, net:
Mortgage loans held for sale	$1	$(1)	$(14)	$(3)
Interest rate lock commitments	136	425	405	1,185
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	(74)	(225)	6	(451)
Mortgage interest income:
Mortgage loans held for sale	1	—	4	1
Other income:
Investment securities	—	—	—	(2)

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Gain on mortgage loans, net	$59	$208	$52	$219
Change in fair value of mortgage servicing rights	(11)	(150)	226	(252)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Other Financial Instruments

As of September 30, 2013 and December 31, 2012, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Total PHH Corporation stockholders’ equity. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents and Restricted cash and cash equivalents and investments, the carrying value approximates fair value due to the short-term nature of such instruments.  These financial instruments are classified within Level One of the valuation hierarchy.

Debt.  As of September 30, 2013 and December 31, 2012, the total fair value of Debt was $6.2 billion and $7.0 billion, respectively, and substantially all of the debt is measured using Level Two inputs. For Level Two Debt as of September 30, 2013, fair value was estimated using the following valuation techniques: (i) $3.9 billion was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; (ii) $1.1 billion was measured using observable spreads and terms for recent pricing of similar instruments; and (iii) $1.2 billion was measured using a discounted cash flow model incorporating assumptions based on current market information available for similar debt instruments.

16.  Variable Interest Entities

Assets and liabilities of significant consolidated variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2013
		Chesapeake	FLRT and
	PHH Home	and D.L.	PHH Lease
	Loans	Peterson Trust	Receivables LP
	(In millions)
ASSETS
Cash	$78	$9	$—
Restricted cash(1)	3	164	48
Mortgage loans held for sale	381	—	—
Accounts receivable, net	21	43	—
Net investment in fleet leases	—	2,983	646
Property, plant and equipment, net	2	—	—
Other assets	14	14	7
Total assets	$499	$3,213	$701
Assets held as collateral(2)	$373	$3,190	$694
LIABILITIES
Accounts payable and accrued expenses	$16	$2	$8
Debt	354	2,848	640
Other liabilities	18	—	—
Total liabilities(3)	$388	$2,850	$648

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
		Chesapeake	FLRT and
	PHH Home	and D.L.	PHH Lease
	Loans	Peterson Trust	Receivables LP
	(In millions)
ASSETS
Cash	$59	$2	$—
Restricted cash(1)	4	186	59
Mortgage loans held for sale	716	—	—
Accounts receivable, net	17	73	—
Net investment in fleet leases	—	2,856	675
Property, plant and equipment, net	2	—	—
Other assets	20	12	7
Total assets	$818	$3,129	$741
Assets held as collateral(2)	$691	$3,114	$731
LIABILITIES
Accounts payable and accrued expenses	$25	$2	$8
Debt	629	2,771	662
Other liabilities	13	—	—
Total liabilities(3)	$667	$2,773	$670

_______________

(1)	Represents amounts specifically designated to purchase assets, repay debt and/or provide over-collateralization related to vehicle management asset-backed debt arrangements.

(2)	Represents amounts not available to pay the Company’s general obligations. See Note 10, “Debt and Borrowing Arrangements” for further information.

(3)	Excludes intercompany payables.

PHH Home Loans

For the nine months ended September 30, 2013, approximately 21% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which approximately 85% were originated by PHH Home Loans.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment results were as follows:

	Total Assets
	September 30,	December 31,
	2013	2012
	(In millions)
Mortgage Production segment	$1,488	$2,587
Mortgage Servicing segment	2,152	1,791
Fleet Management Services segment	4,496	4,502
Other	963	723
Total	$9,099	$9,603

	Net Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Mortgage Production segment	$182	$337	$699	$909
Mortgage Servicing segment	29	(118)	264	(155)
Fleet Management Services segment	404	405	1,205	1,207
Other	—	—	(1)	(1)
Total	$615	$624	$2,167	$1,960

	Segment (Loss) Profit(2)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Mortgage Production segment	$(22)	$122	$67	$317
Mortgage Servicing segment	(28)	(205)	71	(427)
Fleet Management Services segment	24	21	66	67
Other(1)	(54)	(13)	(54)	(13)
Total	$(80)	$(75)	$150	$(56)

_______________

(1)              For the three and nine months ended September 30, 2013 and 2012, Other primarily represents the pre-tax loss on the early repayment of certain unsecured debt obligations which were not allocated to the reportable segments.

(2)              The following is a reconciliation of (Loss) income before income taxes to Segment (loss) profit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
(Loss) income before income taxes	$(74)	$(56)	$180	$(12)
Less: net income attributable to noncontrolling interest	6	19	30	44
Segment (loss) profit	$(80)	$(75)	$150	$(56)

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in sections as follows:

                    Overview

                    Results of Operations

                    Risk Management

                    Liquidity and Capital Resources

                    Critical Accounting Policies and Estimates

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

Executive Summary

Financial Performance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions, except per share data)
Net revenues	$615	$624	$2,167	$1,960
(Loss) income before income taxes	(74)	(56)	180	(12)
Net (loss) income attributable to PHH Corporation	(52)	(42)	90	(24)

Basic (loss) earnings per share attributable to PHH Corporation	$(0.90)	$(0.74)	$1.58	$(0.42)
Diluted (loss) earnings per share attributable to PHH Corporation	(0.90)	(0.74)	1.38	(0.42)

Our financial results for the third quarter of 2013 reflect the current dynamics in the mortgage origination environment, as the recent increases in interest rates have significantly reduced refinance volumes in production and the industry is transitioning to a home purchase-driven market. Our mortgage segments are also still experiencing the impacts of the adverse developments in the housing market and the resulting higher regulatory focus.  Our Fleet Management Services segment has continued its strong, consistent operating performance.

From an operating perspective, we are focused on the underlying profitability of both our Mortgage Production and Servicing segments. While we have experienced lower application volume in recent periods, we have maintained certain staffing and overhead cost structures through the closing of prior pipeline volumes.  During the third quarter we have adjusted our mortgage origination capacity levels in response to expected client and industry demand and we have reduced our mortgage origination staffing.  Our results for both the three and nine months ended September 30, 2013 include $9 million for severance expenses as a result of these actions. See further discussion under “—Mortgage Environment” below.

We continue to experience a reduction in the volume of loan repurchase requests, and as a result, we did not record any repurchase and foreclosure-related charges for the third quarter of 2013, compared to $41 million for the third quarter of 2012.  Our results for the nine months ended September 30, 2013 and 2012 include repurchase and foreclosure-related charges of $26 million and $145 million, respectively. See further discussion under “—Mortgage Servicing” below.

During the third quarter of 2013, we took actions to extend our unsecured debt maturities and to reduce our borrowing costs.  Our results for the three and nine months ended September 30, 2013 include a $54 million (pre-tax) loss from the early repayment of a portion of our Senior notes due 2016 within the quarter.  See further discussion of that action under “—Liquidity and Cash Position” below.  Our results for the three and nine months ended September 30, 2012 included a $13 million (pre-tax) loss related to the early repayment of a series of Medium-term notes.

Our financial results were also significantly affected by changes in mortgage interest rates that led to market-related changes in value of our mortgage servicing rights.  During the third quarter, we recorded an $11 million unfavorable market-related change in value of our mortgage servicing rights, and we recorded a favorable change of $226 million for the nine months ended September 30, 2013.  In comparison, during the third quarter and nine months ended September 30, 2012, we recorded unfavorable market-related changes in value of our mortgage servicing rights of $150 million and $252 million, respectively.  Our results for the nine months ended September 30, 2013 and 2012 also include losses of $21 million and $16 million (pre-tax), respectively, from the termination of inactive reinsurance agreements.

Corporate Strategy

Throughout 2012 and 2013 we have made significant progress in placing PHH in a position of strength to deal with the cyclical and dynamic nature of the mortgage industry.  During that time we have developed our retail mortgage origination platforms while narrowing our focus on the correspondent channel, and we have extended our unsecured debt maturities.

These actions have significantly improved our liquidity position, capital structure and operating execution and have enabled us to focus on creating long-term value for shareholders.  While we have experienced organic growth in our Fleet Management Services segment, we are positioning the mortgage business to be a less capital intensive, fee-based business with less volatile cash flow and increased strategic and financial flexibility.  Consistent with this objective, in October 2013 we entered into an agreement with Matrix Financial Services Corporation, a subsidiary of Two Harbors Investment Corp., for their purchase of a portion of our newly-created servicing rights that are eligible for sale, subject to mutually acceptable pricing, while we continue to subservice the underlying loans.  We believe this funding relationship will contribute positively to our cash flows and to allow us to maintain scale for our servicing operations.  Further, we are conducting discussions with certain of our private label clients to amend our contracts in an effort to ensure that our relationships meet regulatory compliance requirements as well as our operational and financial objectives.  We are also continuing to reengineer our fixed cost structure within our support and overhead functions.  In addition, we are seeking to enhance the scale of our private label and real estate mortgage production platforms.

Consistent with our long-term value creation objective, we regularly evaluate our mortgage and fleet management services businesses, and their respective business lines and products, and we may examine potential acquisitions, dispositions, partnerships, joint ventures and changes in product offerings to achieve disciplined growth in our franchise platforms and to optimize our businesses.  From time to time, we may pursue or evaluate the attractiveness and feasibility of one or more such transactions, which may or may not be material, to achieve our strategic priorities; however, there can be no assurance as to the timing, terms or success of these efforts.

Mortgage Environment

Due in part to the increase in mortgage interest rates in the second quarter of 2013, we have taken actions to rationalize our mortgage business for an origination environment that we believe will be characterized by a decline in total industry origination volumes and a greater proportion of purchase originations driven by lower refinance originations.  We are seeking to rationalize staffing in our mortgage production operations and overhead functions to align our cost structure with the expected mortgage production environment. During the third quarter of 2013, we announced actions to reduce headcount in our Mortgage Production segment by approximately 750 employees, or 18% of our Mortgage Production employees, resulting in severance expense of $9 million.  Assuming mortgage interest rates and our origination volumes remain near their current levels, we would expect these actions, along with our substantial reduction in unfilled positions and contract personnel, to generate annualized cost reductions of at least $60 million.

During 2013 we have also initiated outsourcing arrangements for certain overhead functions, including information technology and internal audit, and are reducing headcount in those departments by 85 employees. For more information, see Part II—Item 1A. Risk Factors—Risks Related to Our Company “Our reliance on outsourcing arrangements for information technology services subjects us to significant business process and control risks due to the complexity of our information systems, any failures in our ability to manage or transition services under the arrangement, or if our outsourcing counterparties do not meet their obligations to us. In addition, we may be unable to fully or successfully realize operational and cost benefits through our outsourcing arrangement for information technology service.” in this Form 10-Q.  After completing the transition of these actions, we expect our total number of employees to be approximately 6,200, or an 11% reduction from our headcount as of September 30, 2013 of approximately 7,000.  In comparison, we had approximately 6,700 employees as of December 31, 2012.

While we manage our business operations consistent with market dynamics, we will continue to strategically invest in selective areas of our businesses in an effort to, among other things, further reduce mortgage loan origination defects, improve customer service, simplify processes and to anticipate and address fundamental changes in the industries in which we operate.  We are making these investments in an effort to create a long-term viable platform that will perform as our industries continue to evolve.  These investments may include operating and capital expenses related to the expansion of our retail mortgage presence, enhancements to our compliance structure to meet new regulatory standards, continued modernization of our information systems and the achievement of requisite quality and customer service objectives.  In addition, the funding relationship for our mortgage servicing rights discussed under “Corporate Strategy” above, should reduce the level of debt and equity capital required to support our mortgage business, if successfully implemented.  The execution of this funding alternative for MSRs, and other funding alternatives we continue to explore, along with our business optimization efforts, should help us migrate to a less capital intensive, fee-for-service business model that is less dependent upon the unsecured debt markets.

Liquidity and Cash Position

We have continued our near-term prioritization of liquidity and cash flow generation and we took actions within the quarter to extend our unsecured debt maturities and to reduce our borrowing costs.  We issued $350 million of Senior Notes due in 2021 and repaid $280 million of our Senior notes due in 2016.  As a result, we recorded a $54 million pre-tax loss on the early repayment of the 2016 notes during the third quarter within Other operating expenses.

Our unrestricted cash balance at the end of the third quarter of 2013 was $1.2 billion compared to $1.0 billion as of June 30, 2013.  This increase in cash reflects a $57 million release of restricted cash from overcollateralization on fleet securitizations, $225 million of net cash inflows from the origination and sale of mortgage loans and the associated repayment of mortgage asset-backed debt arrangements,  $39 million received from the second quarter reinsurance agreement termination, and positive cash flows from operations that were offset by a $159 million decrease from the change in cash collateral for mortgage derivative agreements, cash paid for debt issuance costs and continued investments in our information technology infrastructure.

We continue to maintain an excess cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we consider in our analysis of cash needs as of September 30, 2013:

•                  A minimum of $250 million for the repayment of Convertible notes that are due in the third quarter of 2014;

•                  $225 million for our estimates for identified contingencies related to mortgage loan repurchases, legal and regulatory matters and asset-backed debt collateral eligibility;

•                  $100 million to $125 million cash reserves for mortgage-related interest rate risk management activities; and

•                  $250 million to $300 million minimum cash for working capital needs.

In addition to the cash needs identified above, we had $113 million in unrestricted cash held for use in Canada by subsidiaries of our Fleet Management Services segment.  We believe our improved liquidity position provides us with increased flexibility in our capital planning objectives.

Regulatory Developments

There have been no significant regulatory developments in the third quarter of 2013.  As discussed previously, the CFPB has proposed and adopted several new regulations during 2013, including a regulation that will become effective in January 2014 requiring mortgage originators to evaluate a borrower’s ability to repay their mortgage, commonly referred to as the “ability to repay” rule.  Although failure to comply with the ability to repay rule can give rise to legal liability for mortgage originators, the rule also provides certain legal protection against liability, including a safe harbor for certain mortgages that are “qualified mortgages” within the meaning of the rule.  A mortgage in which points and fees charged to the borrower exceed certain thresholds cannot be a qualified mortgage and may not be readily saleable to the secondary mortgage market investors, including the Agencies, or may only be saleable at substantial discounts or with recourse liability exposure to the mortgage originator.

In an effort to minimize our legal liability under the ability to repay rule and to ensure that the mortgages we originate or purchase will be readily saleable to secondary market investors, we intend to originate or purchase mortgages satisfying the requirements of the qualified mortgage safe harbor whenever possible, which will require amendments to certain of our private label client agreements.  Although we are currently seeking to amend the terms of such agreements prior to the effective date of the ability to repay rule, including certain amendments to address various economic and operational parameters under such agreements, there can be no assurance that we will be successful in these efforts.  For more information, see Part II – Item 1A. Risk Factors – Risks Related to our Company “Our Mortgage Production segment is substantially dependent upon certain relationships, including those with Realogy and Merrill Lynch Home Loans, a division of Bank of America, National Association.  The termination or non-renewal of our contractual agreements with these clients would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit of our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations and cash flows. “ in this Form 10-Q.

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

Mortgage Production

Mortgage Production segment loss was $22 million during the third quarter of 2013, compared to a $122 million segment profit in the third quarter of 2012.  The impact of the increase in  mortgage interest rates beginning in the second quarter and declining consumer demand for mortgage loans had a significant impact on the results of the segment, impacting many of the key drivers of profit when compared to the same quarter of the prior year.  Interest rate lock commitment volume declined by 57% compared to the same quarter of 2012 and applications declined by 32%.  Total loan margins decreased to 315 basis points during the third quarter of 2013, compared to 348 basis points in the second quarter of 2013 and 420 basis points in the third quarter of 2012.  The segment loss in the third quarter of 2013 also includes $9 million of severance costs related to reducing our headcount for the current origination environment, as discussed above.

Although mortgage interest rates have risen from historically low levels and refinancing volume has declined, we expect our retail platform will be supported by the addition of volume from our new private label relationships, including the commencement of our new relationship with HSBC in the second quarter, and through capitalizing on improvements in the housing market from expected home sale volumes and our relationship with Realogy.  The mix of fee-based closings increased to 58% of our closings compared to 39% for the third quarter of 2012, reflecting our private label clients’ decisions to retain more mortgage loans on their balance sheets.  Wholesale/correspondent closings declined 33% to $1.3 billion in the third quarter of 2013, compared to $1.9 billion in 2012, which reflects our emphasis on growth in our retail platform and our efforts to manage cash consumption and loan quality.

Mortgage Servicing

Mortgage Servicing segment loss was $28 million during the third quarter of 2013 compared to a loss of $205 million during the third quarter of 2012.  The primary mortgage rate used to value our MSRs declined by 13 basis points in the third quarter of 2013, compared to 37 basis points in 2012, which resulted in a benefit to the results of the Mortgage Servicing segment.  Market-related changes in fair value decreased the value of our MSRs by $11 million during the third quarter of 2013, compared to $150 million during the third quarter of 2012.  We experienced an $11 million increase in subservicing fees in the third quarter of 2013 compared to the third quarter of 2012, reflecting our first full quarter after the integration of HSBC’s sub-serviced portfolio.

We continue to experience a reduction in the volume of loan repurchase requests, and the Agencies are working towards the Federal Housing and Finance Administration’s goal to be complete with all pre-2009 requests by the end of 2013.  The recent trends and activity related to loan repurchase volumes and claim appeal success rates are consistent with the assumptions we have used to model our probable losses, and as a result, we did not record any increase to our reserves for repurchase and foreclosure-related charges for the third quarter of 2013.  In comparison, we recorded a charge of $41 million for the third quarter of 2012.  During the third quarter of 2013, we received 735 loan repurchase and indemnification requests, a 26% decline compared to 997 requests in the third quarter of 2012.  The current volume of requests are primarily from the Agencies, and are consistent with the clarity we received from the Agencies in the second quarter on the number of loan file reviews expected to complete the Agency’s reviews of loan files for pre-2009 origination years.  See “—Risk Management” for additional information regarding our repurchase obligations and potential exposure.

Fleet Management Services

Fleet Management Services segment profit was $24 million during the third quarter of 2013, representing a $3 million increase from the third quarter 2012.  The fleet management industry continues to experience challenges associated with the economic uncertainties in the U.S. as corporations face cost reduction initiatives and increasing fleet operating costs.  We continued to grow the balance of net investment in leases, as our mix has changed to include more expensive truck and service-type vehicles.  While maintenance service cards unit counts are down slightly from the third quarter of 2012 levels, we have steadily grown our service units from the first quarter of 2013, and we expect a continuation of these positive trends.

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions, except per share data)
Net fee income	$129	$136	$377	$391
Fleet lease income	339	340	1,014	1,014
Gain on mortgage loans, net	109	257	493	695
Mortgage net finance expense	(27)	(30)	(84)	(92)
Loan servicing income	116	112	312	333
Valuation adjustments relating to mortgage servicing rights, net	(74)	(217)	(11)	(446)
Other income	23	26	66	65
Net revenues	615	624	2,167	1,960
Depreciation on operating leases	305	304	912	908
Fleet interest expense	15	18	44	52
Total other expenses	369	358	1,031	1,012
Total expenses	689	680	1,987	1,972
(Loss) income before income taxes	(74)	(56)	180	(12)
Income tax (benefit) expense	(28)	(33)	60	(32)
Net (loss) income	(46)	(23)	120	20
Less: net income attributable to noncontrolling interest	6	19	30	44
Net (loss) income attributable to PHH Corporation	$(52)	$(42)	$90	$(24)
Basic (loss) earnings per share attributable to PHH Corporation	$(0.90)	$(0.74)	$1.58	$(0.42)
Diluted (loss) earnings per share attributable to PHH Corporation	$(0.90)	$(0.74)	$1.38	$(0.42)

The following table summarizes segment (loss) profit for our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Reportable Segments (Loss) Profit:(1)
Mortgage Production segment	$(22)	$122	$67	$317
Mortgage Servicing segment	(28)	(205)	71	(427)
Fleet Management Services segment	24	21	66	67
Other	(54)	(13)	(54)	(13)

(1)         Segment (loss) profit is described in Note 17, “Segment Information”, in the accompanying Notes to Condensed Consolidated Financial Statements.

The results of operations for reportable segments are reported on a pre-tax basis and are discussed in more detail in the following sections.  We record our interim tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable.  Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered to not be reliably estimable and therefore we record discrete year-to-date income tax provisions on those results.  Our effective income tax rates for the nine months ended September 30, 2013 and 2012 were 33.3% and (262.3)%, respectively.  For the nine months ended September 30, 2012, our effective rate significantly differed from our statutory federal income tax rate of 35% primarily due to substantial net income attributable to noncontrolling interest (for which no taxes are provided), relative to the amount of Loss before income taxes during this period.  See Note 11, “Income Taxes” in the accompanying Notes to Condensed Consolidated Financial Statements for further information.

Mortgage Production Segment

During the third quarter of 2013, loan margins have continued to decline from the highs of recent periods and mortgage interest rates have remained elevated since the significant increase in the second quarter.  The rise in mortgage interest rates is expected to further decrease expected industry originations as refinance incentives and opportunities for prospective borrowers decline.  As consumer demand for mortgage loans has declined, in the third quarter of 2013 we reduced contract labor and overtime, and reduced staffing in our mortgage production operations and overhead functions to align our cost structure with the current mortgage production environment.  See “—Executive Summary” for additional information.

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

As of October 2013, Fannie Mae’s Economic and Housing Outlook is forecasting a decrease in industry loan originations to $1.8 trillion during 2013 compared to $2.2 trillion during 2012, consisting of a 26% decrease in refinance originations which is offset by a 13% increase in purchase originations.  Refinance originations are sensitive to interest rates and Fannie Mae is projecting that interest rates will remain at current levels for the remainder of 2013, and rise throughout 2014.  The increase in projected purchase originations in 2013 is reflective of Fannie Mae’s forecast of an 11% increase in total home sales compared to 2012.

We have failed to satisfy certain service level agreements and other performance provisions under some of our mortgage origination assistance agreements.  During the nine months ended September 30, 2013, we incurred an immaterial amount of contractual penalties related to these issues; however, a continuation of our failure to fully satisfy the terms of service-level and other performance provisions of these contracts could result in material penalties or the loss of client relationships.  We are currently implementing measures to improve our loan processing and customer service delivery in an effort to more fully satisfy the terms of our mortgage origination assistance agreements.

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	($In millions)
Loans closed to be sold	$6,239	$8,793	$21,983	$27,529
Fee-based closings	8,532	5,595	20,878	13,642
Total closings	$14,771	$14,388	$42,861	$41,171
Purchase closings	$5,985	$4,731	$14,468	$13,591
Refinance closings	8,786	9,657	28,393	27,580
Total closings	$14,771	$14,388	$42,861	$41,171
Retail closings - PLS	$10,313	$8,469	$28,326	$22,437
Retail closings - Real Estate	3,166	3,997	10,074	10,575
Total retail closings	13,479	12,466	38,400	33,012
Wholesale/correspondent closings	1,292	1,922	4,461	8,159
Total closings	$14,771	$14,388	$42,861	$41,171
Retail - PLS (in units)	24,258	23,344	73,160	66,601
Retail - Real Estate (in units)	12,934	15,675	40,913	42,534
Total retail	37,192	39,019	114,073	109,135
Wholesale/correspondent (in units)	5,800	8,764	19,882	38,710
Total closings (in units)	42,992	47,783	133,955	147,845
Loans sold	$7,016	$8,808	$23,238	$28,285
Applications	$12,598	$18,579	$48,467	$55,088
IRLCs expected to close	$2,911	$6,769	$13,252	$20,394
Total loan margin (in basis points)	315	420	349	388

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Mortgage fees	$86	$91	$247	$254
Gain on mortgage loans, net	109	257	493	695
Mortgage interest income	18	22	53	64
Mortgage interest expense	(32)	(38)	(99)	(113)
Mortgage net finance expense	(14)	(16)	(46)	(49)
Other income	1	5	5	9
Net revenues	182	337	699	909
Salaries and related expenses	111	114	334	307
Occupancy and other office expenses	9	8	26	23
Other depreciation and amortization	4	2	10	5
Other operating expenses	74	72	232	213
Total expenses	198	196	602	548
(Loss) income before income taxes	(16)	141	97	361
Less: net income attributable to noncontrolling interest	6	19	30	44
Segment (loss) profit	$(22)	$122	$67	$317

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

Refinance closings continued to represent a large share of total industry origination volumes.  According to Fannie Mae’s October 2013 Economic and Housing Outlook, refinance closings were 55% and 64% of total industry origination volumes during the third quarter and nine months ended September 30, 2013, respectively.  In comparison, our refinancing closings represented 59% and 66% of our total closing volumes for the third quarter and nine months ended September 30, 2013, respectively.  Fannie Mae’s October 2013 Economic and Housing Outlook is also projecting refinance closings to represent 62% for the full year 2013 originations as interest rates rise and home sales and home prices continue to recover.

In April 2013, the Federal Housing Finance Agency announced an extension of HARP by two years to December 31, 2015.  This program allows borrowers opportunities to refinance if their loan was owned or guaranteed by Fannie Mae or Freddie Mac and was sold to Fannie Mae of Freddie Mac on or before May 31, 2009, among other eligibility criteria.  We have continued our emphasis on growth in our retail platform which has continued to grow in part from borrowers refinancing through the HARP program.  Our retail closings were positively impacted by HARP during 2013 which represented 7% and 9% of total retail closings for the third quarter and nine months ended September 30, 2013, respectively compared to 4% and 5% during the third quarter and nine months ended September 30, 2012, respectively.

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

Quarterly Comparison:  Total closings were $14.8 billion compared to $14.4 billion during 2012 which reflects an 8%, or $1.0 billion, increase in volume from our retail platform that was offset by a 33%, or $0.6 billion, decline in closing volume from our wholesale/correspondent platform.  Total closings compared to 2012 reflect our emphasis on growth in our retail platform and our efforts to manage cash consumption and loan quality.

The amount of fee-based closings are impacted by the mortgage product and loan programs our Private Label Services (“PLS”) clients market to their customers as well as the amount of mortgage loans our clients want to retain on their balance sheets.  Fee-based closings represented 58% of our total closing volume during 2013, and increased to $8.5 billion during 2013 from $5.6 billion during 2012.  Fee-based closings continued to be positively impacted from improvements in the market for non-agency jumbo loan production.

Total applications decreased by 32% compared to 2012 primarily resulting from lower consumer demand from the increase in mortgage interest rates we observed beginning in the second quarter of 2013, and a decline in wholesale/correspondent volume.  Our IRLCs expected to close declined by 57% primarily due to lower consumer demand for refinances, a change in mix to a greater composition of fee-based production where we do not enter into an interest rate lock commitment and lower wholesale/correspondent volume.

Year-to-Date Comparison:  Total closings were $42.9 billion compared to $41.2 billion during 2012 which reflects a 16%, or $5.4 billion, increase in volume from our retail platform that was offset by a 45%, or $3.7 billion, decline in closing volume from our wholesale/correspondent platform.  Throughout 2012, we focused on growth in our mortgage franchise platforms which generated a shift in mix of closing volume to a greater share of retail closings; however, the 2012 mix of closing volume was impacted by the carryover of wholesale/correspondent volume that was committed during 2011.  Fee-based closings represented 49% of our total closing volume during 2013, and increased to $20.9 billion during 2013 from $13.6 billion during 2012.  Fee-based closings continued to be positively impacted from improvements in the market for non-agency jumbo loan production and the full realization of new closing volume from certain PLS clients that were not fully implemented until the second quarter of 2012.

Total applications decreased by 12% compared to 2012 primarily resulting from a decline in wholesale/correspondent volume and lower overall consumer demand that were partially offset by strong retail application volume driven in part from HARP.  Our IRLCs expected to close declined by 35% primarily due to lower consumer demand for refinances, a change in mix to a greater composition of fee-based production where we do not enter into an interest rate lock commitment and lower wholesale/correspondent volume.

Mortgage Fees

Retail closings and fee-based closings are key drivers of Mortgage fees.  Mortgage fees consist of fee income earned from loans closed to be sold and fee-based closings.  Fee income consists of amounts earned related to application and underwriting fees, and fees on cancelled loans.  Fee income also consists of amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from our private-label mortgage outsourcing activities.  Fees associated with the origination and acquisition of mortgage loans are recognized as earned.

Quarterly Comparison:  Mortgage fees decreased by $5 million compared to 2012 primarily due to a $5 million decrease in application revenue driven by higher HARP volume which have lower fee income and higher loan margins, a $1 million decrease in correspondent underwriting fees resulting from a reduction in wholesale/correspondent volume and lower overall fee income from a 17% decline in closing units in our real estate channel.  These decreases were partially offset by a $2 million increase in origination assistance fees and a $2 million increase in appraisal revenue both resulting from higher private label closing units.

Year-to-Date Comparison:  Mortgage fees decreased by $7 million compared to 2012 primarily due to an $8 million decrease in application revenue driven by higher HARP volume, a $5 million decrease in correspondent underwriting fees resulting from a reduction in wholesale/correspondent volume and lower overall fee income from a 4% decline in closing units in our real estate channel.  These decreases were partially offset by a $5 million increase in origination assistance fees and a $5 million increase in appraisal revenue both resulting from higher private label closing units.

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

The components of Gain on mortgage loans, net were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Gain on loans	$92	$227	$411	$589
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(1)	(17)	(21)	(33)
Economic hedge results	18	47	103	139
Total change in fair value of mortgage loans and related derivatives	17	30	82	106
Total	$109	$257	$493	$695

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

Quarterly Comparison:  Gain on loans decreased by $135 million compared to 2012 primarily due to a 57% decrease in IRLCs expected to close and a 105 basis points decrease in average total loan margins.  IRLCs expected to close during the third quarter of 2013 were negatively impacted by an increase in mortgage interest rates leading to a significant decrease in consumer demand as refinance incentives and opportunities for prospective borrowers declined and also reflect a change in mix to a greater composition of fee-based production where we do not enter into an IRLC.  Total loan margins were significantly lower compared to 2012 which reflects the increasing rate environment we experienced beginning in the second quarter of 2013, and greater competition from lower overall industry originations.

Changes in fair value of Scratch and Dent and certain nonconforming mortgage loans decreased the value of our Mortgage loans held for sale by $1 million during the third quarter of 2013 which was primarily driven by additions to the population of Scratch and Dent loans resulting from repurchase activity that was partially offset by a gain on the sale of Scratch and Dent loans and an increase in the estimated fair value of the remaining population of loans.  The $17 million decrease in fair value during the third quarter of 2012 was attributable to additions from repurchase activity and losses on the sale of Scratch and Dent loans.

The $29 million decrease in economic hedge results compared to 2012 was driven by lower execution gains on mortgage loans sold and a lower impact from changes in actual pullthrough of mortgage loans as compared to initial assumptions.

Year-to-Date Comparison:  Gain on loans decreased by $178 million compared to 2012 primarily due to a 35% decrease in IRLCs expected to close and a 39 basis points decrease in average total loan margins.  IRLCs expected to close during the nine months ended September 30, 2013 were negatively impacted by lower consumer demand, a change in mix to a greater composition of fee-based production where we do not enter into an IRLC and lower wholesale/correspondent volume.

Changes in fair value of Scratch and Dent and certain nonconforming mortgage loans decreased the value of our Mortgage loans held for sale by $21 million during the nine months ended September 30, 2013 which was primarily driven by additions to the population of Scratch and Dent loans resulting from continuing high levels of repurchase activity that was partially offset by gains on the sale of Scratch and Dent loans and an increase in the estimated fair value of the remaining population of loans.  The $33 million decrease in fair value during the nine months ended September 30, 2012 was attributable to additions from repurchase activity and a net loss on the sales of Scratch and Dent loans.

The $36 million decrease in economic hedge results compared to 2012 was driven by lower execution gains on mortgage loans sold and a lower impact from changes in actual pullthrough of mortgage loans as compared to initial assumptions that were partially offset by positive hedge results from changes in mortgage interest rates.

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

Quarterly Comparison:  Mortgage interest expense and Mortgage interest income decreased by $6 million and $4 million, respectively compared to 2012 which was primarily driven by a lower average balance of loans held for sale.

Year-to-Date Comparison:  Mortgage interest expense decreased by $14 million compared to 2012 which was driven by a lower average balance of loans held for sale and lower allocated financing costs of corporate unsecured borrowings resulting from a lower average debt balance associated with liquidity and deleveraging initiatives executed since the beginning of 2012.  The decrease in Mortgage interest expense was offset by an $11 million decrease in Mortgage interest income compared to 2012 primarily due to a lower average balance and note rate of loans held for sale.

Other Income

Other income decreased by $4 million for both the third quarter and nine months ended September 30, 2013 compared to 2012 primarily due to a termination fee received during 2012 resulting from the loss of a private label client relationship.

Salaries and Related Expenses

The components of Salaries and related expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Salaries, benefits and incentives	$78	$70	$223	$189
Commissions	28	34	90	90
Contract labor and overtime	5	10	21	28
Total	$111	$114	$334	$307

Salaries, benefits and incentives are primarily driven by the average number of permanent employees involved in the loan origination process. Commissions are primarily driven by the volume of retail closings.  Contract labor and overtime are primarily driven by origination volumes and consists of overtime paid to permanent employees and amounts paid to temporary and contract personnel.

Quarterly Comparison:  Salaries, benefits and incentives increased by $8 million compared to 2012 primarily due to $9 million of severance expenses incurred during the third quarter of 2013 associated with staffing reductions made to adjust mortgage production operations for expected consumer demand.  See “—Executive Summary” for additional information.

Commissions decreased by $6 million compared to 2012 primarily due to a 21% decrease in closings from our real estate channel that was offset by a 22% increase in closings from our private label channel.  Closings from our real estate channel have higher commission rates than private label closings.

Contract labor and overtime decreased by $5 million compared to 2012 which was driven by lower application volume and the staffing reductions made to adjust mortgage production operations for expected consumer demand.

Year-to-Date Comparison:  Salaries, benefits and incentives increased by $34 million compared to 2012 primarily due to the full impact of an increase in the average number of permanent employees which was driven by resources added throughout 2012 in order to meet increased demand and cycle times for mortgage loans during that period, and to develop our mortgage compliance, loan quality and customer service initiatives.  In addition, during 2013 we maintained excess origination capacity in preparation for the spring home buying season and the launch of our private label relationship with HSBC.  Salaries, benefits and incentives also increased by $9 million during the nine months ended September 30, 2013 due to severance expenses associated with staffing reductions made to adjust mortgage production operations for expected consumer demand.  See “—Executive Summary” for additional information.

Commissions were $90 million during the nine months ended September 30, 2013, the same level as 2012.  Commissions were impacted by a 5% decrease in closings from our real estate channel that was offset by a higher commission rate earned per loan and a 26% increase in closings from our private label channel.  Closings from our real estate channel have higher commission rates than private label closings.

Contract labor and overtime decreased by $7 million compared to 2012 which was driven by lower application volume and the staffing reductions made to adjust mortgage production operations for expected consumer demand.

Other Operating Expenses

The components of Other operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Production-related direct expenses	$27	$31	$89	$92
Corporate overhead allocation	26	20	74	58
Other expenses	21	21	69	63
Total	$74	$72	$232	$213

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

Quarterly Comparison:  Production-related direct expenses decreased by $4 million compared to 2012 which was primarily driven by a 30% decrease in the number of retail applications.

Corporate overhead allocation increased by $6 million compared to 2012 primarily due to an increase in professional and consulting fees and higher information technology costs related to our new outsourcing arrangement for information technology infrastructure management and application development.

Year-to-Date Comparison:  Production-related direct expenses decreased by $3 million compared to 2012 which was primarily driven by an 11% decrease in the number of retail applications.

Corporate overhead allocation increased by $16 million compared to 2012 primarily due to information technology-related expenses associated with private label client implementations which are allocated fully to the Mortgage Production segment, an increase in professional and consulting fees associated with executive and risk management strategic initiatives and higher information technology costs related to our new outsourcing arrangement for information technology infrastructure management and application development.

The $6 million increase in Other expenses compared to 2012 was primarily attributable to a $4 million increase in professional and legal fees related to compliance costs for risk management and operational excellence initiatives focused on loan defect reduction and regulatory compliance.  In addition, there was a $2 million increase in customer service-related expenses associated with borrowers and our PLS clients.

Mortgage Servicing Segment

Our servicing operations continue to be negatively impacted by conditions in the housing market and general economic factors, including higher unemployment rates, which have led to elevated levels of delinquencies, continuing high levels of repurchase and indemnification requests and high loss severities on defaulted loans.  These factors, plus the increased regulatory focus on servicing activities, have increased and will likely continue to increase servicing costs across the industry. See “—Risk Management” for additional information regarding loan repurchase trends and our related reserves.

The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	As of September 30,
	2013	2012
	($ In millions)
Total loan servicing portfolio	$227,973	$185,143
Number of loans serviced	1,232,712	1,032,823
Capitalized loan servicing portfolio	$131,158	$144,780
Capitalized servicing rate	0.94%	0.69%
Capitalized servicing multiple	3.2	2.3
Weighted-average servicing fee (in basis points)	29	30

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Average total loan servicing portfolio	$228,318	$189,287	$205,380	$186,323
Average capitalized loan servicing portfolio	132,045	146,189	135,281	147,722
Payoffs and principal curtailments of capitalized portfolio	7,496	10,463	28,254	27,102

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Mortgage interest income	$2	$2	$7	$7
Mortgage interest expense	(15)	(16)	(44)	(49)
Mortgage net finance expense	(13)	(14)	(37)	(42)
Loan servicing income	116	112	312	333
Change in fair value of mortgage servicing rights	(74)	(225)	6	(451)
Net derivative gain (loss) related to mortgage servicing rights	—	8	(17)	5
Valuation adjustments related to mortgage servicing rights, net	(74)	(217)	(11)	(446)
Net loan servicing income (loss)	42	(105)	301	(113)
Other income	—	1	—	—
Net revenues	29	(118)	264	(155)
Salaries and related expenses	14	9	39	28
Occupancy and other office expenses	3	3	9	7
Other depreciation and amortization	—	—	1	—
Other operating expenses	40	75	144	237
Total expenses	57	87	193	272
Segment (loss) profit	$(28)	$(205)	$71	$(427)

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

Mortgage interest expense decreased by $1 million and $5 million during the third quarter and nine months ended September 30, 2013, respectively compared to 2012.  These decreases were primarily driven by lower bank fees related to servicing accounts for customer escrow and custodial funds.  There was not a significant change in the interest expense allocated to fund our MSRs during either period.

Loan Servicing Income

The components of Loan servicing income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Servicing fees from capitalized portfolio	$95	$106	$294	$329
Subservicing fees	14	3	28	10
Late fees and other ancillary servicing revenue	17	15	45	45
Curtailment interest paid to investors	(10)	(12)	(36)	(32)
Net reinsurance loss	—	—	(19)	(19)
Total	$116	$112	$312	$333

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

Net reinsurance income or loss represents premiums earned on reinsurance contracts, net of ceding commission and provisions for reinsurance reserves.  Net reinsurance income or loss during the nine months ended September 30, 2013 and 2012 also include losses related to the termination of inactive reinsurance contracts.  Beginning in the third quarter of 2013, our segment results were no longer impacted by premiums earned on reinsurance contracts or provisions for reinsurance reserves since we no longer had any contractual reinsurance agreements.  See also “—Risk Management” for additional information.

Quarterly Comparison:  The $11 million decrease in servicing fees from the capitalized portfolio compared to 2012 was primarily related to a 10% decrease in the average capitalized loan servicing portfolio and a decline in the weighted-average servicing fee related to new loan production with lower excess servicing fees that replaced loan payoffs which had a higher total servicing fee.

During the second quarter of 2013, we commenced origination and servicing activities under our private label relationship with HSBC which resulted in assuming a subservicing portfolio with an unpaid principal balance of $47 billion.  As a result, our subservicing fees increased by $11 million compared to 2012 due to a 167% increase in the average number of loans in our subserviced portfolio and an increase in the average subservicing fee earned per loan.

Curtailment interest paid to investors decreased by $2 million compared to 2012 primarily due to a 32% decrease in loan payoffs in our capitalized loan servicing portfolio.

Year-to-Date Comparison:  The $35 million decrease in servicing fees from the capitalized portfolio compared to 2012 was primarily related to an 8% decrease in the average capitalized loan servicing portfolio and a decline in the weighted-average servicing fee related to new loan production with lower excess servicing fees that replaced loan payoffs which had a higher total servicing fee.

Subservicing fees increased by $18 million compared to 2012 due to an 86% increase in the average number of loans in our subserviced portfolio resulting primarily from the commencement of subservicing activities for HSBC during the second quarter of 2013 and an increase in the average subservicing fee earned per loan.

Curtailment interest paid to investors increased by $4 million compared to 2012 primarily due to a 5% increase in loan payoffs in our capitalized loan servicing portfolio.

Net reinsurance loss was $19 million during the nine months ended September 30, 2013, the same level as 2012.  Both 2013 and 2012 included losses from the termination of inactive reinsurance contracts which totaled $21 million and $16 million, respectively.  Net reinsurance loss was also impacted by a $6 million decrease in premiums earned under reinsurance agreements due to the termination of contracts and portfolio runoff that was partially offset by an $11 million decrease in the provision for reinsurance reserves resulting from an improvement in the loss development for origination years where maximum loss rates were not reached.

Valuation Adjustments Related to Mortgage Servicing Rights

Valuation adjustments related to mortgage servicing rights include Change in fair value of mortgage servicing rights and Net derivative gain or loss related to mortgage servicing rights.

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

The components of Changes in fair value of mortgage servicing rights were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Actual prepayments of the underlying mortgage loans	$(50)	$(65)	$(186)	$(168)
Actual receipts of recurring cash flows	(13)	(10)	(34)	(31)
Market-related fair value adjustments	(11)	(150)	226	(252)
Total	$(74)	$(225)	$6	$(451)

The change in fair value of MSRs due to actual prepayments is driven by two factors: (i) the number of loans that prepaid during the period and (ii) the current value of the mortgage servicing right asset at the time of prepayment.  Market-related fair value adjustments represent the change in fair value of MSRs due to changes in market inputs and assumptions used in the valuation model.

Quarterly Comparison:  The $15 million decrease in actual prepayments of the underlying mortgage loans compared to 2012 was primarily due to a 32% decrease in loan payoffs in the capitalized loan servicing portfolio that was partially offset by an 11 basis points increase in the average MSR value of prepayments.

Market-related fair value adjustments decreased the value of our MSRs by $11 million during the third quarter of 2013 which was primarily attributable to a decrease in mortgage interest rates, including a 13 basis points decrease in the primary mortgage rate used to value our MSR asset, that was partially offset by a steepening of the yield curve.  The $150 million market-related fair value decrease during the third quarter of 2012 was primarily attributable to a decrease in mortgage interest rates, including a 37 basis points decrease in the primary mortgage rate used to value our MSR asset.

Year-to-Date Comparison:  The $18 million increase in actual prepayments of the underlying mortgage loans compared to 2012 was primarily due to a 5% increase in loan payoffs in the capitalized loan servicing portfolio and a 4 basis points increase in the average MSR value of prepayments.

Market-related fair value adjustments increased the value of our MSRs by $226 million during the nine months ended September 30, 2013 which was primarily attributable to an increase in mortgage interest rates, including a 94 basis points increase in the primary mortgage rate used to value our MSR asset, and an increase in servicing cash flows for delinquent and foreclosed loans that was partially offset by an increase in expected prepayment activity from HARP refinances.  The $252 million market-related fair value decrease during the nine months ended September 30, 2012 was primarily attributable to a decrease in mortgage interest rates, including a 69 basis points decrease in the primary mortgage rate used to value our MSR asset.

Net Derivative Gain (Loss) Related to Mortgage Servicing Rights. We may choose to use a combination of derivative instruments to protect against potential adverse changes in the fair value of our MSRs resulting from a decline in interest rates. If the derivative instruments are effective, the change in fair value of derivatives is intended to react in the opposite direction of the market-related change in the fair value of MSRs, and generally increase in value as interest rates decline and decrease in value as interest rates rise.

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

There was no impact to our segment results during the third quarter of 2013 from changes in the value of derivatives related to our MSRs.  During the nine months ended September 30, 2013, the value of derivatives related to MSRs decreased by $17 million from an increasing interest rate environment, compared to increases of $8 million and $5 million during the third quarter and nine months ended September 30, 2012, respectively from a decreasing interest rate environment. As of September 30, 2013, we had no open derivative positions related to our MSRs and we did not actively hedge our MSR asset.

Salaries and Related Expenses

Salaries and related expenses consist of salaries, payroll taxes, benefits and incentives paid to employees in our servicing operations.

Salaries and related expenses increased by $5 million and $11 million during the third quarter and nine months ended September 30, 2013, respectively compared to 2012.  The increases are primarily driven by an increase in the average number of permanent employees related to new employees that transferred into our servicing operations from HSBC when we commenced origination and servicing activities under our private label relationship in the second quarter of 2013.  Also, Salaries and related expenses for the nine months ended September 30, 2013 includes the full impact of additional resources that were added throughout the second half of 2012 in order to implement new industry servicing and compliance practices.

Other Operating Expenses

The components of Other operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Repurchase and foreclosure-related charges	$—	$41	$26	$145
Corporate overhead allocation	6	5	17	13
Other expenses	34	29	101	79
Total	$40	$75	$144	$237

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

Quarterly Comparison:  Repurchase and foreclosure-related charges decreased by $41 million compared to 2012.  During the second quarter of 2013, we received additional clarity from the Agencies on the number of loan file reviews expected to be completed related to pre-2009 origination years and the Agencies have informed us that their goal is to be complete with all pre-2009 repurchase requests by the end of 2013.  We did not experience repurchase and foreclosure-related charges during the third quarter of 2013 as exposure from reduced government insurance claims proceeds was offset by a decrease in actual and estimated future loss severities.

During the third quarter of 2012, the Agencies continued their focus on clearing the backlog of previously requested loan files related to pre-2009 origination years which resulted in elevated levels of total requests and increases in our actual and projected number of future repurchase and indemnification requests during that period.  The elevated levels of total requests and a decline in our success rate in appealing repurchase requests resulted in $41 million of repurchase and foreclosure-related charges during the third quarter of 2012.

Other expenses increased by $5 million compared to 2012 which was largely attributable to a $5 million increase in unreimbursed servicing and interest costs and other expenses associated with servicing delinquent and foreclosed loans (primarily government loans).  We also recognized increases in professional fees and outsourcing services related to compliance costs for risk management initiatives and managing our servicing platform that were offset by a decrease in the provision for compensatory fees and litigation costs related to foreclosure proceedings.

Year-to-Date Comparison:  Repurchase and foreclosure-related charges decreased by $119 million compared to 2012.  The $26 million of repurchase and foreclosure-related charges during the nine months ended September 30, 2013 resulted from a continued elevated level of total requests, additional clarity from the Agencies on the number of loan file reviews expected to be completed related to pre-2009 origination years, and reduced government insurance claims proceeds.  The Agencies have informed us that their goal is to be complete with all pre-2009 repurchase requests by the end of 2013.

In 2012, the Agencies continued their focus on clearing the backlog of previously requested loan files related to pre-2009 origination years which resulted in elevated levels of total requests and increases in our actual and projected number of future repurchase and indemnification requests during that period.  The elevated levels of total requests and a decline in our success rate in appealing repurchase requests were offset by a decrease in our estimated future loss severities and resulted in $145 million of repurchase and foreclosure-related charges during the nine months ended September 30, 2012.

Other expenses increased by $22 million compared to 2012 which was largely attributable to a $20 million increase in unreimbursed servicing and interest costs and other expenses associated with servicing delinquent and foreclosed loans (primarily government loans).  We also recognized increases in professional fees and outsourcing services related to compliance costs for risk management initiatives and managing our servicing platform that were offset by a decrease in the provision for litigation costs related to foreclosure proceedings.

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

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the		Average for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands of units)
Leased vehicles	258	264	258	267
Maintenance service cards	342	345	337	344
Fuel cards	312	308	310	302
Accident management vehicles	317	304	312	311

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Fleet management fees	$43	$45	$130	$137
Fleet lease income	339	340	1,014	1,014
Other income	22	20	61	56
Net revenues	404	405	1,205	1,207
Salaries and related expenses	17	16	53	48
Occupancy and other office expenses	3	3	10	10
Depreciation on operating leases	305	304	912	908
Fleet interest expense	15	17	45	53
Other depreciation and amortization	2	3	7	8
Other operating expenses	38	41	112	113
Total expenses	380	384	1,139	1,140
Segment profit	$24	$21	$66	$67

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

Quarterly Comparison: Fleet management fees decreased by $2 million compared to 2012 due to a $1 million decrease in revenue from driver safety training services driven by lower client participation and a $1 million decrease in fees from other asset-based fleet management services.

Year-to-Date Comparison:  Fleet management fees decreased by $7 million compared to 2012 due to a $5 million decrease in revenue from driver safety training services driven by lower client participation, a $1 million decrease in fees associated with asset dispositions on behalf of our clients driven by lower volume and a $1 million decrease in fees from other asset-based fleet management services.

Fleet Lease Income

The components of Fleet lease income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Leasing revenue	$335	$333	$1,003	$1,000
Operating lease syndication revenue	4	7	11	14
Total	$339	$340	$1,014	$1,014

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

Quarterly Comparison:  Leasing revenue increased by $2 million compared to 2012 primarily due to a higher depreciation component for the cost of vehicles under lease (see further discussion under Depreciation on Operating Leases), that was partially offset by a decline in the rate billed as the interest component for funding our leases and a 2% decrease in the average number of leased vehicles.

The amount of gross sales proceeds related to operating lease syndications resulted in a $3 million decrease in Fleet lease income compared to 2012 and also contributed to a decrease in cost of goods sold in Other operating expenses.

Year-to-Date Comparison:  Leasing revenue increased by $3 million compared to 2012 primarily due to a higher depreciation component for the cost of vehicles under lease (see further discussion under Depreciation on Operating Leases), that was partially offset by a decline in the rate billed as the interest component for funding our leases and a 3% decrease in the average number of leased vehicles.

The amount of gross sales proceeds related to operating lease syndications resulted in a $3 million decrease in Fleet lease income compared to 2012 and also contributed to a decrease in cost of goods sold in Other operating expenses.

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

Year-to-Date Comparison:  Other income increased by $5 million compared to 2012 primarily due to a $5 million increase related to new vehicle sales at our dealerships driven by a higher volume of units sold and a $3 million increase in revenues associated with vehicles equipped with onboard technology.  These increases were partially offset by a $2 million decrease in the gains on used car sales and remarketing activities primarily driven by lower sales volume of previously leased vehicles.

Salaries and Related Expenses

Salaries and related expenses consist of salaries, payroll taxes, benefits and incentives paid to employees in our fleet services operations.

Salaries and related expenses increased by $1 million and $5 million for the third quarter and nine months ended September 30, 2013, respectively compared to 2012 primarily due to an increase in the average number of permanent employees as a result of current and expected growth in the business.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our vehicles under operating leases included in Net investment in fleet leases.

Quarterly Comparison:  Depreciation on operating leases increased by $1 million compared to 2012 primarily due to a higher average balance in Net investment in fleet leases reflecting growth in the average lease balances from the addition of new vehicle units which contain a higher initial capitalized cost compared to older vehicle units ending their lease term.  This increase in depreciation on operating leases was partially offset by lower depreciation from the 2% decline in our average number of leased vehicles.

Year-to-Date Comparison:  Depreciation on operating leases increased by $4 million compared to 2012 primarily due to a higher average balance in Net investment in fleet leases reflecting growth in the average lease balances from the addition of new vehicle units which contain a higher initial capitalized cost compared to older vehicle units ending their lease term.  This increase in depreciation on operating leases was partially offset by lower depreciation from the 3% decline in our average number of leased vehicles.

Fleet Interest Expense

Fleet interest expense is primarily driven by the average volume and cost of funds rate of outstanding borrowings and consists of interest expense associated with borrowings related to leased vehicles, changes in market values of interest rate cap agreements related to vehicle asset-backed debt and amortization of deferred financing fees.

Quarterly Comparison:  Fleet interest expense decreased by $2 million compared to 2012 due to a $3 million decrease in leasing interest expense that was offset by a $1 million increase in unfavorable fair value adjustments associated with interest rate contracts on asset-backed debt compared to 2012.  The decrease in leasing interest expense was primarily driven by a lower average cost of funds rate on current asset-backed debt agreements that was partially offset by a higher average balance of asset-backed debt.

Year-to-Date Comparison:  Fleet interest expense decreased by $8 million compared to 2012 due to an $8 million decrease in leasing interest expense primarily driven by a lower average cost of funds rate on current asset-backed debt agreements that was partially offset by a higher average balance of asset-backed debt.

Other Operating Expenses

The components of Other operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Cost of goods sold	$20	$21	$53	$53
Corporate overhead allocation	12	11	36	33
Other expenses	6	9	23	27
Total	$38	$41	$112	$113

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

Quarterly Comparison:  Cost of goods sold decreased by $1 million compared to 2012 which was driven by a decrease in the amount of operating lease syndications that was offset by an increase in the cost of goods sold related to a higher volume of vehicle sales at our dealerships.

Other expenses decreased by $3 million compared to 2012 primarily due to a $3 million decrease in other costs to manage our fleet services and a $1 million decrease in expenses associated with lower client participation in driver safety training services that were offset by a $1 million increase in costs for vehicles equipped with onboard technology.

Year-to-Date Comparison:  Cost of goods sold was $53 million for the nine months ended September 30, 2013, the same level as 2012.  While Cost of goods sold remained constant, there was an increase related to a higher volume of vehicle sales at our dealerships that was offset by a decrease from the amount of operating lease syndications.

Other expenses decreased by $4 million compared to 2012 primarily due to a $4 million decrease in expenses associated with lower client participation in driver safety training services and a $3 million decrease in other costs to manage our fleet services that were offset by a $3 million increase in costs for vehicles equipped with onboard technology.

Other

We leverage a centralized corporate platform to provide shared services for general and administrative functions to our reportable segments.  These shared services include support associated with, among other functions, information technology, enterprise risk management, internal audit, human resources, accounting and finance and communications.  The costs associated with these shared general and administrative functions, in addition to the cost of managing the overall corporate function, are recorded within Other and allocated to our reportable segments through a corporate overhead allocation.  Other also includes intersegment eliminations and certain income and expenses that are not allocated back to our reportable segments.

The following table presents the revenues and expenses recorded in Other:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Net revenues	$—	$—	$(1)	$(1)
Salaries and related expenses	18	20	56	55
Occupancy and other office expenses	1	1	3	3
Fleet interest expense	—	1	(1)	(1)
Other depreciation and amortization	2	2	6	6
Other operating expenses	77	25	116	53
Corporate overhead allocation	(44)	(36)	(127)	(104)
Total expenses	54	13	53	12
Net loss before income taxes	$(54)	$(13)	$(54)	$(13)

Salaries and Related Expenses

Salaries and related expenses represent costs associated with operating corporate functions and our centralized management platform and consist of salaries, payroll taxes, benefits and incentives paid to shared service support employees.  These expenses are primarily driven by the average number of permanent employees.

Quarterly Comparison:  Salaries and related expenses decreased by $2 million compared to 2012 which was primarily due to decreases in management incentive compensation and severance costs associated with the separation of certain executives during the third quarter of 2012.

Year-to-Date Comparison: Salaries and related expenses increased by $1 million compared to 2012 which was primarily driven by an increase in stock-based management incentive compensation.

Other Operating Expenses

The components of Other operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Professional fees	$17	$6	$41	$22
Other expenses	60	19	75	31
Total	$77	$25	$116	$53

Professional fees increased by $11 million and $19 million during the third quarter and nine months ended September 30, 2013, respectively compared to 2012 primarily due to an increase in professional and consulting fees associated with executive and risk management strategic initiatives, as well as higher information technology costs.  During 2013, the increase in information technology costs was driven by private label client implementations in our Mortgage Production segment and costs related to our new outsourcing arrangement for information technology infrastructure management and application development.

Other expenses increased by $41 million and $44 million during the third quarter and nine months ended September 30, 2013, respectively compared to 2012 primarily due to higher losses associated with the early repayment of debt.  During 2013, we recorded a pre-tax loss of $54 million related to the early repayment of $280 million of the outstanding Senior notes due 2016.  During 2012, we recorded a pre-tax loss of $13 million related to the early repayment of the outstanding Medium-term notes due 2013.

Other expenses also increased by $3 million during the nine months ended September 30, 2013 compared to 2012 due to increased information technology software costs resulting from investments in our information technology infrastructure and an increase in executive search fees.

Corporate Overhead Allocation

The table below provides a summary of our corporate overhead allocation by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Mortgage Production segment	$26	$20	$74	$58
Mortgage Servicing segment	6	5	17	13
Fleet Management Services segment	12	11	36	33
Other	(44)	(36)	(127)	(104)
Total	$—	$—	$—	$—

The amount of expense allocated to each segment is based upon the actual and estimated usage by function or expense category.

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

Interest Rate Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments.  Additionally, our escrow earnings on our mortgage servicing rights and our net investment in variable-rate lease assets are sensitive to changes in short-term interest rates such as LIBOR. We are also exposed to changes in short-term interest rates on certain variable rate borrowings including our mortgage warehouse asset-backed debt, vehicle management asset-backed debt and our unsecured revolving credit facility. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

Refer to “—Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of assets and liabilities sensitive to interest rates.

Consumer Credit Risk

Our exposures to consumer credit risk include:

■                 Loan repurchase and indemnification obligations from breaches of representation and warranty provisions of our loan sales or servicing agreements, which result in indemnification payments or exposure to loan defaults and foreclosures; and

■                 A decline in the fair value of mortgage servicing rights as a result of increases in involuntary prepayments from increasing portfolio delinquencies.

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

While the best information available is used in estimating our liability, our actual experience can vary significantly from our assumptions as the estimation process is inherently uncertain.  Given the increased levels of repurchase requests and repurchase and foreclosure-related charges in recent periods, there is a reasonable possibility that future losses may be in excess of the recorded liability.  Our estimate of reasonably possible losses in excess of recorded reserves relates to our exposure from repurchase and indemnification obligations from conventional loans as well as our estimate of foreclosure-related costs that are not expected to be reimbursed pursuant to government insurance programs.  Although the Agencies are still expected to be complete with repurchase requests for pre-2009 origination years by the end of 2013, losses associated with government loans foreclosures could persist into 2014 and beyond as loans continue to work through the foreclosure process and we evaluate loans and expenses that are not eligible for reimbursement.  As of September 30, 2013, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $35 million which primarily relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans.

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

Repurchase and foreclosure-related reserves consist of the following:

	September 30,	December 31,
	2013	2012
	(In millions)
Loan repurchase and indemnification liability	$132	$140
Allowance for probable foreclosure losses	25	28
Adjustment to value for real estate owned	23	23
Total	$180	$191

The table below presents the trend over the most recent quarters of our repurchase and foreclosure-related reserves activity and the number of repurchase claim requests received:

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
	($ In millions)
Balance, beginning of period	$191	$194	$191	$176	$175
Realized losses	(15)	(20)	(17)	(27)	(43)
Increase in reserves due to:
Change in assumptions	—	11	15	37	41
New loan sales	4	6	5	5	3
Balance, end of period	$180	$191	$194	$191	$176

Repurchase requests received (number of loans)	735	603	886	980	997

Loan Repurchase & Indemnification Liability

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	As of September 30, 2013			As of December 31, 2012
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total (4)	Requests	Requests	Total (4)
	(In millions)
Agency Invested:
Claim pending (1)	$21	$1	$22	$25	$1	$26
Appealed (2)	27	4	31	49	7	56
Open to review (3)	39	6	45	44	23	67
Agency requests	87	11	98	118	31	149
Private Invested:
Claim pending (1)	10	—	10	8	—	8
Appealed (2)	15	2	17	16	2	18
Open to review (3)	23	2	25	33	5	38
Private requests	48	4	52	57	7	64
Total	$135	$15	$150	$175	$38	$213

(1)	Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)

Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant. Based on claims received and appealed during the twelve months ended September 30, 2013 that have been resolved, we were successful in refuting approximately 90% of claims appealed.

(3)	Open to review status represents loans where we have not completed our review process. We appealed approximately 70% of claims received and reviewed during the twelve months ended September 30, 2013.

(4)

Investors may make repurchase demands based on unresolved mortgage insurance rescission notices. In these cases, the total unresolved requests balance includes certain loans that are currently subject to both an outstanding repurchase demand and an unresolved mortgage insurance rescission notice.

Approximately 72% and 69% of the unpaid principal balance of our unresolved repurchase requests related to loans originated between 2005 and 2008 as of September 30, 2013 and December 31, 2012, respectively.

See Note 12, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our repurchase and foreclosure-related reserves.

Mortgage Reinsurance

We no longer have exposure to consumer credit risk through reinsurance activities since we no longer have any contractual reinsurance agreements.  In 2013, we terminated our remaining inactive reinsurance contract that resulted in a pre-tax loss of $21 million for the nine months ended September 30, 2013, which was recorded in Loan servicing income in the Condensed Consolidated Statements of Operations.  See Note 12, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding the termination agreement.

In 2012, we terminated one of our inactive reinsurance contracts that resulted in a pre-tax loss of $16 million for the nine months ended September 30, 2012, which was recorded in Loan servicing income in the Condensed Consolidated Statements of Operations.

A summary of the activity in the liability for reinsurance losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Balance, beginning of period	$—	$43	$33	$84
Realized losses(1)	—	(6)	(35)	(57)
Increase in liability for reinsurance losses(2)	—	3	2	13
Balance, end of period	$—	$40	$—	$40

(1)

Realized reinsurance losses for the nine months ended September 30, 2013 and 2012 includes $28 million and $21 million, respectively, related to the release of reserves associated with the termination of inactive reinsurance agreements.

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

As of September 30, 2013, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.  Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base.  With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

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

Sources of liquidity include: equity capital (including retained earnings); the unsecured debt markets; committed and uncommitted credit facilities; secured borrowings, including the asset-backed debt markets; cash flows from operations (including service fee and lease revenues); cash flows from assets under management; and proceeds from the sale or securitization of mortgage loans and lease assets.  We continue to focus on improving our capital structure, including extending the maturities of our unsecured debt, lowering our cost of borrowing to more closely match our marginal cost of borrowing and exploring funding alternatives for our mortgage servicing rights. Consistent with those objectives, in the third quarter of 2013 we issued $350 million of 6.375% Senior notes due in 2021 and used the proceeds to repay $280 million aggregate principal of the 9.25% Senior Notes due 2016.  The results of the third quarter of 2013 include a $54 million pre-tax loss from this early repayment.  In addition, in October 2013 we entered into an agreement with Matrix Financial Services Corporation, a subsidiary of Two Harbors Investment Corp., for their purchase of a portion of our newly-created servicing rights that are eligible for sale, subject to mutually acceptable pricing, while we continue to subservice the underlying loans.  We believe this funding relationship will contribute positively to our cash flows and to allow us to maintain scale for our servicing operations.   The execution of these funding alternatives for MSRs along with our business optimization efforts as discussed in “Overview—Executive Summary”, should help us migrate to a less capital intensive, fee-for-service business model that is less dependent upon the unsecured debt markets.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months. We expect aggregate capital expenditures to be between $30 million and $35 million for 2013, in comparison to $31 million for 2012.

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

Cash Flows

As of September 30, 2013, we had Cash and cash equivalents of $1.2 billion, an increase of $326 million from $829 million as of December 31, 2012.  We continue to maintain an excess cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we consider in our analysis of cash needs as of September 30, 2013:

▪                  A minimum of $250 million for the repayment of Convertible notes that are due in the third quarter of 2014;

▪                  $225 million for our estimates for identified contingencies related to mortgage loan repurchases, legal and regulatory matters and asset-backed debt collateral eligibility;

▪                  $100 million to $125 million cash reserves for mortgage-related interest rate risk management activities; and

▪                  $250 million to $300 million minimum cash for working capital needs.

In addition to the cash needs identified above, we had $113 million in unrestricted cash held for use in Canada by subsidiaries of our Fleet Management Services segment. We believe our improved liquidity position provides us with increased flexibility in our capital planning objectives.

The following table summarizes the changes in Cash and cash equivalents:

	Nine Months Ended
	September 30,
	2013	2012	Change
	(In millions)
Cash provided by (used in):
Operating activities	$2,051	$1,802	$249
Investing activities	(908)	(904)	(4)
Financing activities	(816)	(635)	(181)
Effect of changes in exchange rates on Cash and cash equivalents	(1)	—	(1)
Net increase in Cash and cash equivalents	$326	$263	$63

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  In addition to depreciation and amortization, the operating results of our reportable segments are impacted by the following significant non-cash activities:

▪                  Mortgage Production —Capitalization of mortgage servicing rights

▪                  Mortgage Servicing —Change in fair value of mortgage servicing rights

▪                  Fleet Management Services —Depreciation on operating leases

During the nine months ended September 30, 2013, cash provided by our operating activities was $2.1 billion.  This is primarily reflective of $1.6 billion of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment.  Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing and Fleet Management Services segments.

The net cash provided by the operating activities of our Mortgage Production segment resulted from a $1.0 billion decrease in the Mortgage loans held for sale balance in our Condensed Consolidated Balance Sheets between September 30, 2013 and December 31, 2012, which is the result of timing differences between origination and sale as of the end of each period.  The decrease in Mortgage loans held for sale also resulted in a decrease in Mortgage Asset-Backed Debt as further described in Financing Activities below.

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

During the nine months ended September 30, 2013, cash used in our investing activities was $908 million, which primarily consisted of $1.0 billion in net cash outflows from the purchase and sale of vehicles that was partially offset by a $169 million net decrease in Restricted cash, cash equivalents and investments primarily due to $118 million of Restricted cash that was settled related to the reinsurance agreement that was terminated in the second quarter of 2013 and a $34 million decrease in restricted cash used as overcollateralization for fleet securitizations.

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

During the nine months ended September 30, 2013, cash used in our financing activities was $816 million which related to $816 million of net payments on secured borrowings resulting primarily from the decreased funding requirements for Mortgage loans held for sale described in operating activities, and $70 million of net proceeds from unsecured borrowings resulting from the issuance of Senior notes due 2021 and the repayment of a portion of the principal amount of Senior notes due 2016.  Debt tender premiums and costs of $50 million were paid related to the early repayment of the 2016 Notes which was included in operating activities. In addition, other financing activities includes $41 million of distributions to noncontrolling interests.

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

Debt

We utilize both secured and unsecured debt as key components of our financing strategy.  Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	September 30,	December 31,
	2013	2012
	(In millions)
Restricted cash, cash equivalents and investments	$254	$425
Mortgage loans held for sale	1,155	2,174
Net investment in fleet leases	3,701	3,636
Mortgage servicing rights	1,237	1,022
Total	$6,347	$7,257

Asset-backed debt is used primarily to support our investments in vehicle management and mortgage assets, and is secured by collateral which includes certain Mortgage loans held for sale and Net investment in fleet leases, among other assets.  The outstanding balance under the asset-backed debt facilities varies daily based on our current funding needs for eligible collateral.  In addition, amounts undrawn and available under our revolving credit facility can also be utilized to supplement asset-backed facilities and provide for the funding of vehicles in the U.S. and Canada as well as the funding of mortgage originations.

The following table summarizes our Debt as of September 30, 2013:

		Total Assets
		Held as
	Balance	Collateral(1)
	(In millions)
Vehicle Management Asset-Backed Debt	$3,507	$3,908
Secured Canadian credit facility	—	—
Mortgage Asset-Backed Debt	1,052	1,110
Unsecured Debt	1,249	—
Total	$5,808	$5,018
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

Vehicle management asset-backed funding arrangements consisted of the following facilities as of September 30, 2013:

				End of	Estimated
		Total	Available	Revolving	Maturity
	Balance	Capacity	Capacity(1)	Period(2)	Date(3)
	(In millions)
Chesapeake 2009-3	$19	n/a	n/a	n/a	09/07/14
Chesapeake 2011-2	350	n/a	n/a	n/a	01/07/17
Chesapeake 2012-1	561	n/a	n/a	n/a	04/07/16
Term notes, in amortization	930

Chesapeake 2012-2	600	$600	$—	10/24/13	03/07/17
Chesapeake 2013-1	700	700	—	05/22/14	12/07/17
Term notes, in revolving period	1,300	1,300	—

Chesapeake 2013-2	371	780	409	07/09/14	01/07/18
Chesapeake 2013-3	247	520	273	07/10/15	05/07/18
FLRT 2010-2	641	792	151	08/29/14	05/15/23
Variable-funding notes	1,259	2,092	833

Other	18	n/a	n/a
Total	$3,507	$3,392	$833
________________
(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

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

Secured Canadian Credit Facility

The Secured Canadian credit facility provides up to $121 million (C$125 million) of committed revolving capacity, subject to the satisfaction of compliance with a borrowing base calculation.  As of and during the nine months ended September 30, 2013, there were no amounts outstanding under the facility.

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

Mortgage asset-backed funding arrangements consisted of the following as of September 30, 2013:

		Total	Available	Maturity
	Balance	Capacity	Capacity(1)	Date
	(In millions)
Debt:
Committed facilities:
Fannie Mae	$362	$1,000	$638	12/13/13
Royal Bank of Scotland plc	119	250	131	06/20/14
Bank of America	98	418	320	10/09/14
Credit Suisse First Boston Mortgage Capital LLC	272	675	403	09/29/14(2)
Wells Fargo Bank	52	450	398	12/06/13
Barclays Bank PLC	85	350	265	12/10/13
Committed repurchase facilities	988	3,143	2,155
Uncommitted facilities:
Fannie Mae	—	2,000	2,000	n/a
Royal Bank of Scotland plc	—	250	250	n/a
Uncommitted repurchase facilities	—	2,250	2,250
Servicing advance facility	64	120	56	12/31/13
Total	$1,052	$5,513	$4,461

Off-Balance Sheet Gestation Facilities:
JP Morgan Chase	$88	$500	$412	10/31/13(3)
__________________
(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)	The maturity date of this facility may be extended at CSFB’s option on a rolling 364-day term until the stated expiration date of May 22, 2015.

(3)	In October 2013, the JPM Gestation facility was amended to extend the maturity date to October 30, 2014 and reduce the capacity to $250 million.

Unsecured Debt

Unsecured credit facilities are utilized to fund our short-term working capital needs, to fund our MSRs, to supplement asset-backed facilities, and to provide for a portion of the operating needs of our mortgage and fleet management businesses.  As of and during the three and nine months ended September 30, 2013, there were no amounts outstanding under the Revolving credit facilities.

Unsecured borrowing arrangements consisted of the following as of September 30, 2013:

		Balance	Total	Available	Maturity
	Balance	at Maturity	Capacity	Capacity	Date
	(In millions)
4% notes due in 2014	$242	$250	n/a	n/a	09/01/14
6% notes due in 2017	204	250	n/a	n/a	06/15/17
Convertible notes	446	500

9.25% notes due in 2016	170	170	n/a	n/a	03/01/16
7.375% notes due in 2019	275	275	n/a	n/a	09/01/19
6.375% notes due in 2021	350	350	n/a	n/a	08/15/21
Other(2)	8	8	n/a	n/a	04/15/18
Term notes	803	803

Revolving credit facility — Tranche A(1)	—	—	$250	$250	08/02/15
Revolving credit facility — Tranche B(1)	—	—	50	50	07/01/14
Other	—	—	5	5	09/30/14
Credit facilities	—	—	$305	$305
Total	$1,249	$1,303
________________
(1)

Capacity amounts shown reflect the contractual maximum capacity of the facility. The available capacity of this facility is subject to the satisfaction of compliance with a borrowing base coverage ratio test.

(2)	In October 2013, the aggregate outstanding principal of this note series was repaid.

The Convertible notes due 2017 met the requirements for conversion as of September 30, 2013, and holders of the notes may convert all or any portion of the notes, at their option.  As of September 30, 2013, the if-converted value exceeded the principal amount of the notes by $214 million.  Upon conversion, the principal amount of the converted notes would be payable in cash, and we would pay or deliver the conversion premium (at our election) in: (i) cash; (ii) shares of Common stock; or (iii) a combination of cash and shares of Common stock.

As of October 31, 2013, our credit ratings, and ratings outlook on our senior unsecured debt were as follows:

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

Debt Covenants

Certain of our debt arrangements require the maintenance of certain financial ratios and contain other affirmative and negative covenants, termination events, and other restrictions, including, but not limited to, covenants relating to material adverse changes, liquidity maintenance, restrictions on our indebtedness and the indebtedness of our material subsidiaries, mergers, liens, liquidations, sale and leaseback transactions, and restrictions on certain types of payments, including dividends and stock repurchases. Certain other debt arrangements, including the Fannie Mae committed facility, contain provisions that permit us or our counterparty to terminate the arrangement upon the occurrence of certain events.

There were no significant amendments to the terms of our financial debt covenants, or the terms of facility termination events, during the nine months ended September 30, 2013. As of September 30, 2013, we were in compliance with all financial covenants related to our debt arrangements.

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

We used September 30, 2013 market rates to perform the sensitivity analysis.  The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2013 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets and liabilities:
Mortgage loans held for sale	$34	$21	$11	$(12)	$(24)	$(51)
Interest rate lock commitments(1)	45	27	15	(17)	(37)	(82)
Forward loan sale commitments(1)	(83)	(49)	(26)	28	58	121
Option contracts(1)	(1)	(1)	(1)	1	4	17
Total Mortgage pipeline	(5)	(2)	(1)	—	1	5
Mortgage servicing rights	(278)	(131)	(63)	60	115	211
Total mortgage assets and liabilities	(283)	(133)	(64)	60	116	216
Net investment in fleet leases	14	7	4	(4)	(7)	(14)
Interest rate contracts(1)	(1)	—	—	—	1	1
Debt	(51)	(25)	(13)	12	24	48
Total, net	$(321)	$(151)	$(73)	$68	$134	$251
__________________
(1)	Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

Item 4.  Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2013.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In the third quarter of 2013, there were changes in our internal control over financial reporting related to the transition of certain information technology functions that had been performed internally to an outsource partner.  The transition of these functions has resulted in changes in certain technology infrastructure and application development services, and the related control processes, from internally performed to externally performed by the outsource partner.

There have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently subject to inquiries, requests for information, and investigations as a result of our mortgage origination and servicing practices, including inquiries and requests for information from and investigations by regulators and attorneys general of certain states, the U.S. Department of Housing and Urban Development, the U.S. Attorney’s Office for the Southern District of New York, the Committee on Oversight and Government Reform of the U.S. House of Representatives, and the U.S. Senate Judiciary Committee.  We are also currently subject to an investigation of our mortgage servicing practices by the New Jersey Attorney General, as well as an investigation by the Consumer Financial Protection Bureau (the “CFPB”) of our compliance with the Real Estate Settlement Procedures Act and other laws.  In addition, we are a party to various legal proceedings, which include private and civil litigation as well as government and regulatory examinations, investigations and inquiries or other requests for information.  We have received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) and the U.S. Attorney’s Office for the Southern District of New York.  The HUD subpoenas request production of certain documents related to, among other things, our origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”).  The U.S. Attorney’s Office subpoena requests production of certain documents related to, among other things, foreclosure expenses that we incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac.  These matters are at varying procedural stages and the resolution of any of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us, payments made in settlement arrangements, as well as monetary payments or other agreements and obligations, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Our reliance on outsourcing arrangements for information technology services subjects us to significant business process and control risks due to the complexity of our information systems, any failures in our ability to manage or transition services under the arrangement, or if our outsourcing counterparties do not meet their obligations to us. In addition, we may be unable to fully or successfully realize operational and cost benefits through our outsourcing arrangement for information technology services.

During 2013, we entered into an arrangement to outsource our information technology (“IT”) services to a third party as part of an effort to reduce costs and obtain operational benefits, including improved governance and reductions in technology-related risk.  We face risks related to our ability to successfully transition the performance of these processes and the related internal and operational controls to the third party, and the risk of not meeting our goals related to cost reductions due to the complexity of our IT systems and processes.

Entering into an outsourcing arrangement for IT services subjects us to significant business process and control risks.  If our outsource partner fails to perform their obligations under the terms of the agreement, or if our transition and management of this vendor is not successful, we are subject to operational risk from our IT environment. We are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our business model and our reputation as a service provider to our clients, as well as our internal controls over financial reporting, are highly dependent upon these systems and processes.  In addition, our ability to run our business in compliance with applicable laws and regulations is dependent on our technology infrastructure.  Although we have service-level arrangements with our counterparties, we do not ultimately control their performance, which may make our operations vulnerable to their performance failures.  Any failures in our technology systems, processes or the related internal and operational controls, or the failure of our outsourcing providers to perform as expected or as contractually required could result in the loss of client relationships, damage to our reputation, failures to comply with regulations, failure to prepare our financial statements in a timely and accurate manner, and increased costs, the result of any of which could have a material and adverse effect on our business, reputation, results of operations, financial position, or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November, 2013.

PHH CORPORATION

By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer

By:	/s/ Robert B. Crowl
Robert B. Crowl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David M. Bricker
David M. Bricker
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description	Incorporation by Reference

4.1	Second Supplemental Indenture, dated as of August 20, 2013, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on August 20, 2013.

4.2	Third Supplemental Indenture, dated August 20, 2013, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2013.

4.3	Form of 6.375% Senior Note due 2021 (included as part of Exhibit 4.2).	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2013.

10.1

First Amendment, dated July 29, 2013, to the Amended and Restated Credit Agreement, dated August 2, 2012, among PHH Corporation, as borrower, the lenders referred to therein, Bank of America, N.A., Citibank, N.A., Manufacturers and Traders Trust Company, The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as syndication agents, Barclays Bank PLC, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed on July 31, 2013.

10.2

First Amendment to Parent Guaranty, dated July 31, 2013, to the Parent Guaranty, dated as of September 25, 2012, made by PHH Corporation in favor of The Bank of Nova Scotia, in its capacity as administrative agent.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2013.

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