Form 10-K
period 2013-12-31
PHH CORP
filed 2014-02-26
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of our Common stock held by non-affiliates of the registrant as of June 28, 2013 was $1.0 billion.

As of February 17, 2014, 57,302,075 shares of PHH Common stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2013 are incorporated by reference in Part III of this Report.

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

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could”. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements concerning the following:

■              the exploration of a separation or sale of our fleet business, our mortgage business or both such businesses;

■              the impact of the adoption of recently issued accounting pronouncements on our financial statements;

■              our expectations of the impacts of regulatory changes on our businesses;

■              our expected cost reductions and responses to the changing mortgage production environment;

■              our expectations regarding improvements in our systems and processes, including our information technology infrastructure and systems;

■              future origination volumes and loan margins in the mortgage industry;

■              our expectations of origination volumes from our retail platform, including from our private label relationships and our relationship with Realogy Corporation;

■              our belief that our mortgage servicing rights funding relationship will contribute positively to our cash flows;

■              potential acquisitions, dispositions, partnerships, joint ventures and changes in product offerings to achieve disciplined growth in our franchise platforms and to optimize our mortgage and fleet management services businesses;

■              our belief that sources of liquidity will be adequate to fund operations;

■              our belief that Fannie Mae and Freddie Mac are substantially complete with pre-2009 vintage mortgage loan repurchase and indemnification requests, as well as our expectations for future requests and associated reserves and provisions; and

■              our assessment of legal proceedings and associated reserves and provisions.

Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part I—Item 1A. Risk Factors” in this Form 10-K and those factors described below:

■              the effects of market volatility or macroeconomic changes on the availability and cost of our financing arrangements and the value of our assets;

■              the effects of any further declines in the volume of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

■              the effects of changes in current interest rates on our business and our financing costs;

■              our decisions regarding the use of derivatives related to mortgage servicing rights, if any, and the resulting potential volatility of the results of operations of our Mortgage Servicing segment;

■              the impact of the failure to maintain our credit ratings, including the impact on our cost of capital and ability to incur new indebtedness or refinance our existing indebtedness, as well as our current or potential customers’ assessment of our counterparty credit risk;

■              the effects of continued elevated volumes or increases in our actual and projected repurchases of, indemnification given in respect of, or related losses associated with, sold mortgage loans for which we have provided representations and warranties or other contractual recourse to purchasers and insurers of such loans, including increases in our loss severity and reserves associated with such loans;

■              the effects of any significant adverse changes in the underwriting criteria or existence or programs of government-sponsored entities, including Fannie Mae and Freddie Mac, including any changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other actions of the federal government;

■              the effects of any inquiries and investigations by attorneys general of certain states and the U.S. Department of Justice, the Bureau of Consumer Financial Protection, U.S. Department of Housing and Urban Development or other state or federal regulatory agencies related to foreclosure procedures or other mortgage origination or servicing activities, any litigation related to our mortgage origination or servicing activities, or any related fines, penalties and increased costs;

■              the ability to maintain our status as a government sponsored entity-approved seller and servicer, including the ability to continue to comply with the respective selling and servicing guides, including any changes caused by the Dodd-Frank Act;

■              the effects of changes in, or our failure to comply with, laws and regulations, including mortgage- and real estate-related laws and regulations (including changes caused by the Dodd-Frank Act), changes in the status of government sponsored-entities and changes in state, federal and foreign tax laws and accounting standards;

■              the effects of the insolvency of any of the counterparties to our significant customer contracts or financing arrangements or the inability or unwillingness of such counterparties to perform their respective obligations under, or to renew on terms favorable to us, such contracts, or our ability to continue to comply with the terms of our significant customer contracts, including service level agreements;

■              the effects of competition in our existing and potential future lines of business, including the impact of consolidation within the industries in which we operate and competitors with greater financial resources and broader product lines;

■              the ability to obtain alternative funding sources for our mortgage servicing rights or to obtain financing (including refinancing and extending existing indebtedness) on acceptable terms, if at all, to finance our operations or growth strategies, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness;

■              the ability to maintain our relationships with our existing clients, including our efforts to amend the terms of certain of our private label client agreements, and to establish relationships with new clients;

■              the effects of any failure in or breach of our technology infrastructure, or those of our outsource providers, or any failure to implement changes to our information systems in a manner sufficient to comply with applicable laws, regulations and our contractual obligations;

■              the ability to attract and retain key employees;

■              a deterioration in the performance of assets held as collateral for secured borrowings;

■              any failure to comply with covenants under our financing arrangements; and

■              the impact of changes in the U.S. financial condition and fiscal and monetary policies, or any actions taken or to be taken by the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System on the credit markets and the U.S. economy.

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

Our corporate website is www.phh.com, and our reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available free on our website under the tabs “Investors—SEC Reports” as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.  The SEC also maintains a website (www.sec.gov) where our filings can be accessed for free.  Our Corporate Governance Guidelines, Code of Business Ethics & Conduct, Code of Ethics for Chief Executive Officer and Senior Financial Officers, and the charters of the committees of our Board of Directors are also available on our corporate website and printed copies are available upon request. We intend to disclose any amendments or waivers to our Code of Business Ethics and Conduct and our Code of Ethics for Chief Executive Officer and Senior Financial Officers on our website at www.phh.com within four business days of the date of such amendment or waiver in lieu of filing a Form 8-K pursuant to Item 5.05 thereof.  The information contained on our corporate website is not part of this Form 10-K.

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

According to Inside Mortgage Finance, for the year ended December 31, 2013, PHH Mortgage was the 7th largest overall mortgage loan originator with a 2.7% market share and the 8th largest mortgage loan servicer with a 2.3% market share and for the nine months ended September 30, 2013 was the 6th largest retail mortgage loan originator with a 2.4% market share.  We believe PHH VMS is a leading provider of outsourced commercial fleet management services in the U.S. and Canada.

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

Mortgage Production

Our Mortgage Production segment provides mortgage services, including private-label mortgage services, to financial institutions and real estate brokers through PHH Mortgage.  The Mortgage Production segment generates revenue through fee-based mortgage loan origination services and the origination and sale of mortgage loans into the secondary market.  PHH Mortgage generally sells all saleable mortgage loans that it originates to secondary market investors, which include a variety of institutional investors, and retains the servicing rights on mortgage loans sold.

During 2013, 80% of our mortgage loans were sold to, or were sold pursuant to, programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae and the remaining 20% were sold to private investors.

We source mortgage loans through our retail and wholesale/correspondent platforms.  Within our retail platform, we operate through two principal business channels: (i) private label and (ii) real estate.  We differentiate ourselves from our competitors through our private-label relationships and through our access to originations sourced from the real estate markets through our relationship with Realogy.  A summary of these platforms and channels follows, with the percentage of our loan closings that each represents for the year ended December 31, 2013:

•

Retail - Private Label (67%): In the private-label services channel, we offer complete mortgage outsourcing solutions to wealth management firms, regional banks and community banks, including Merrill Lynch Home Loans, a division of Bank of America, National Association and Morgan Stanley Private Bank, N.A. which represented 29% and 12%, respectively, of our mortgage loan originations for the year ended December 31, 2013.

•

Retail – Real Estate (23%): Our real estate channel is primarily supported by our relationship with Realogy, which represented 21% of our mortgage originations in 2013, and is more fully described below.

•

Wholesale/Correspondent (10%): Within our wholesale/correspondent channel, we purchase closed mortgage loans from community banks, credit unions, mortgage brokers and mortgage bankers, and also acquire mortgage loans from mortgage brokers that receive applications from and qualify the borrowers. Our 2013 closings from the wholesale/correspondent channel declined to 10% of total closings, from 18% in 2012 and 31% in 2011, reflecting our intent to focus on our retail platform and our efforts to manage cash consumption and loan quality. We expect to continue to manage our wholesale/correspondent platform as a less significant portion of our closing mix during 2014.

Our Mortgage Production segment has experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to interest rates and the real estate markets, which impacts our loan origination volumes.

Realogy Relationship

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

The following presents a summary of the relationships with Realogy-owned brokers and its franchisees and third-party brokers within the real estate channel:

Realogy-owned Brokers. Realogy has agreed that the real estate brokerage business owned and operated by NRT Incorporated and the title and settlement services business owned and operated by Title Resource Group LLC will exclusively recommend PHH Home Loans as provider of mortgage loans to: (i) the independent sales associates affiliated with Realogy, excluding the independent sales associates of any Realogy Franchisee; and (ii) all customers of Realogy Services Group LLC and Realogy Services Venture Partner Inc., excluding Realogy Franchisees.  In general, our capture rate of mortgage loans where we are the exclusive recommended provider is much higher than in other situations.

Realogy Franchisees and Third Party Brokers.  Certain Realogy Franchisees have agreed to exclusively recommend PHH Mortgage as provider of mortgage loans to their respective independent sales associates. Additionally, for other Realogy Franchisees and third-party brokers, we seek to enter into separate marketing service agreements or other arrangements whereby we are the exclusive recommended provider of mortgage loans to each franchise or broker. We have entered into exclusive marketing service agreements with 3% of Realogy Franchisees as of December 31, 2013.

Unless terminated earlier, our relationship with Realogy continues until January 31, 2055.  Beginning on February 1, 2015, Realogy has the right, at any time, to give us two years notice of their intent to terminate their interest in PHH Home Loans and the strategic relationship.

Mortgage Servicing

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

We have experienced a 194% growth in the number of loans subserviced for others between December 31, 2012 and 2013, increasing the size of the unpaid principal balance in our subserviced portfolio to $96.3 billion.  This growth reflects our efforts to migrate our business to a less capital intensive, fee-for-service business model.  In further support of that effort, we have been exploring and implementing funding alternatives for our mortgage servicing rights, including entering into an agreement in October 2013 with Matrix Financial Services Corporation, a subsidiary of Two Harbors Investment Corp., for their purchase of a portion of our newly-created servicing rights that are eligible for sale, subject to mutually acceptable pricing, while we continue to subservice the underlying loans. We believe this funding relationship will contribute positively to our cash flows and allow us to maintain scale for our servicing operations.  We may experience a decline in the replenishment rate of our mortgage servicing rights as a result of this emphasis on subservicing relationships.

Our Mortgage Servicing segment has experienced high degrees of earnings volatility due to significant exposure to interest rates and the real estate markets, which impacts the valuation of our mortgage servicing rights and repurchase and foreclosure-related charges.

Fleet Management Services

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

Regulation

We are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. By agreement with our private label clients in our mortgage business, we are also required to comply with additional requirements that our clients may be subject to through their regulators.  These laws, regulations and judicial and administrative decisions include those pertaining to the following areas:

■             real estate settlement procedures;

■             consumer credit provisions; fair lending, fair credit reporting and truth in lending;

■             the establishment of maximum interest rates, finance charges and other charges;

■             secured transactions;

■             collections, foreclosure, repossession and claims-handling procedures;

■            privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies;

■             taxing and licensing of vehicles and environmental protection; and

■             insurance regulations and licensing requirements pertaining to standards of solvency that must be met and maintained; reserves and provisions for unearned premiums, losses and other obligations and deposits of securities for the benefit of policyholders.

There has been a heightened focus of regulators on the practices of the mortgage industry. Consistent with some of our peers, we have experienced inquiries and requests for information from regulators and attorneys general of certain states as well as various governmental agencies.  We are working diligently in assessing and understanding the implications of the developments in the regulatory environment, and we are devoting substantial resources towards implementing all of the new rules and towards complying with requests, inquiries, examinations and proceedings while meeting the needs and expectations of our clients.

Mortgage Origination

In January 2014, a rule promulgated  by the Bureau of Consumer Financial Protection (the “CFPB”) and applicable to mortgage lenders implementing sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became effective.  This rule, referred to as the “ability to repay” rule, will require lenders to consider consumers’ ability to repay home loans before extending them credit, will limit prepayment penalties, and establishes certain protections for liability, including a safe harbor for certain mortgages that are “qualified mortgages” within the meaning of the rule.  Under the rule, a qualified mortgage includes loans with borrower debt-to-income ratios less than or equal to 43% or, alternatively, loans eligible for purchase by Fannie Mae or Freddie Mac while they operate under Federal conservatorship or receivership, as well as loans eligible for insurance or guarantee by FHA and VA.  Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only or negative amortization payments.

In an effort to minimize our legal liability under the ability to repay rule and to ensure that the mortgages we originate or purchase will be readily saleable to secondary market investors, we intend to originate or purchase mortgages satisfying the requirements of the qualified mortgage safe harbor whenever possible.  Compliance with this rule required amendments to certain of our private label client agreements, which were executed in the fourth quarter of 2013.

Mortgage Servicing

In January 2014, the CFPB’s rules to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry became effective.  These rules increase requirements for communications with borrowers, address requirements around the maintenance of customer account records, govern procedural requirements for responding to written borrower requests and complaints of errors, and provide guidance around servicing of delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures.  We have implemented changes in our servicing operations to address the requirements of these rules.

Dodd Frank Act

The Dodd-Frank Act was signed into law on July 21, 2010 for the express purpose of further regulating the financial services industry, including securitizations, mortgage originations and mortgage sales. The Dodd-Frank Act also established the CFPB to enforce laws involving consumer financial products and services, including mortgage finance.  The bureau is empowered with examination and enforcement authority over certain entities involved in mortgage origination and servicing, including PHH Mortgage and PHH Home Loans. Further, the CFPB is proposing and enacting new standards and practices for mortgage originators and servicers that were outlined in the Dodd-Frank Act, including those discussed above.

Six federal agencies, including the SEC, have proposed a rule providing sponsors of securitizations with various options for meeting the risk-retention requirements of the Dodd-Frank Act. Among other things, these options include retaining risk of the securitization transactions equal to at least 5% of each class of asset-backed security, 5% of the par value of all asset-backed security interests issued, 5% of a representative pool of assets, or a combination of these options.  Under this proposal, asset-backed securities that are collateralized exclusively by qualified residential mortgages would not be subject to these requirements.

The proposed rule would also recognize that the 100% guarantee of principal and interest provided by Fannie Mae and Freddie Mac meets their risk-retention requirements as sponsors of mortgage-backed securities for as long as they are in conservatorship or receivership with capital support from the U.S. government.

Substantially all of our loans originated for sale are sold to, or pursuant to programs sponsored by, Fannie Mae, Freddie Mac, or Ginnie Mae and therefore would be exempt from the risk-retention requirements under the current proposal.  For our lease securitizations, we believe we currently retain a subordinate position relative to the issued asset-backed securities in excess of the proposed 5% requirement, and we are continuing to monitor the potential impact under the proposed rules.

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

GSE Reforms

In 2012, the Federal Housing Finance Agency (FHFA) issued a strategic plan for the conservatorship of Fannie Mae and Freddie Mac which includes building a new infrastructure for the secondary mortgage market, gradually contracting their dominance in the market place by simplifying and shrinking their operations and maintaining foreclosure prevention activities and credit availability for new and refinanced mortgages.  On November 25, 2013, the FHFA released a progress report on the implementation efforts and outlined (i) the development of a new Contractual and Disclosure Framework that will align the contracts and data disclosures that support the mortgage-backed securities and set uniform contracts and standards for MBS that carry no or only a partial federal guarantee; (ii) the development of a common securitization platform that will perform major elements of the securitization process and eventually act as the agent of an issuer; and (iii) the initiation of a Uniform Mortgage Data Program to implement uniform data standards for single-family mortgages.

We continue to monitor the actions of the FHFA and the potential impacts on the mortgage industry, and such actions and impacts could materially and adversely affect the manner in which we conduct our businesses, and result in negative impacts to our Mortgage businesses.

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

On December 4, 2013, our subsidiary PHH Mortgage Corporation entered into a Consent Order with the New Jersey Attorney General and the New Jersey Division of Consumer Affairs, Office of Consumer Protection.  The New Jersey Attorney General conducted a review of our servicing practices, specifically our compliance with the New Jersey Consumer Fraud Act in connection with customer service and other matters related to loss mitigation activities for certain borrowers.  The Consent Order requires us to: (i) make a $6 million cash payment to certain borrowers nationwide and to the State of New Jersey; (ii) implement certain servicing practices; and (iii) provide New Jersey quarterly reports for two years related to, among other things, loan modifications, foreclosure activities and the resolution of borrower calls to our loss mitigation department.  We have completed the settlement payment and are complying with the other requirements of this Order.

During 2013, we received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) and the U.S. Attorney’s Office for the Southern District of New York.  The HUD subpoenas request production of certain documents related to, among other things, our origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”).  The U.S. Attorney’s Office subpoena requests production of certain documents related to, among other things, foreclosure expenses that we incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac.  We have also undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators and such regulators have alleged various violations of federal and state laws related to our mortgage servicing practices prior to July 2011.  We believe that we have meritorious defenses to these various allegations.  However, there can be no assurance that claims or litigation will not arise from these inquiries or similar inquiries by other governmental authorities or that fines or penalties will not be assessed against us in connection with these matters.

In addition to the increased regulatory focus on origination and servicing practices described above, Fannie Mae and Freddie Mac have also had a continued focus on foreclosure practices. They have assessed compensatory fees against us for failing to meet certain foreclosure timelines specified in their respective servicing guides. Although such compensatory fees have not been material to date, there can be no assurance that the assessment of any such compensatory fees will not be material to our results of operations or cash flows in the future.

In January 2012, we were notified that the CFPB had opened an investigation to determine whether our mortgage insurance premium ceding practices to captive reinsurers comply with the Real Estate Settlement Procedures Act and other laws enforced by the CFPB . Through our reinsurance subsidiaries, we assumed risk in exchange for premiums ceded from primary mortgage insurance companies.  We did not provide reinsurance on loans originated after 2009.  In January 2014, the CFPB initiated an administrative proceeding alleging that our former reinsurance activities violated certain provisions of the Real Estate Settlement Procedures Act.  We believe that we have complied with the Real Estate Settlement Procedures Act and other laws applicable to our former mortgage reinsurance activities, and we intend to vigorously defend against the CFPB’s allegations.  Given the nature of this investigation and the related allegations, we cannot estimate the amount of loss or a range of possible losses, if any, and there can be no assurance that the ultimate resolution of this matter will not result in losses, which could be material to our results of operations, cash flows or financial position.

We expect that the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance and servicing related costs as well as potential regulatory fines and penalties.  It is also reasonably possible that we could experience an increase in mortgage origination or servicing related litigation in the future.  For more information, see “—Item 1A. Risk Factors—Risks Related to our Company —Our Mortgage businesses are complex and heavily regulated, and the full impact of regulatory developments to our businesses remains uncertain. In addition, we are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, and increased costs that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation. “ in this Form 10-K.

Competition

The industries in which we operate are highly competitive.  The principal factors for competition in our business are service, quality, products and price.  We focus on customer service while working to enhance the efficiency of our operating platform. Excellent customer service is also a critical component of our competitive strategy to win new clients and maintain existing clients.  We, along with our clients, consistently track and monitor customer service levels and look for ways to improve customer service.  There are a limited number of industry participants in the mortgage outsourcing business.  Some of our largest competitors in the mortgage business include Bank of America, Wells Fargo Home Mortgage, Chase Home Finance, Quicken Loans and CitiMortgage.  The fleet industry is concentrated in a limited number of national firms.  Our competitors in the fleet management business include GE Commercial Finance Fleet Services, Wheels, Inc., Automotive Resources International, Lease Plan International, and other local and regional competitors, including numerous competitors who focus on one or two products.

Competitive conditions in the mortgage business can be impacted by shifts in consumer preference between variable-rate and fixed-rate mortgage loans, depending on the interest rate environment.  Many smaller and mid-sized financial institutions may find it difficult to compete in the mortgage industry due to the consolidation in the industry and the need to invest in technology in order to reduce operating costs while maintaining compliance in an increasingly complex regulatory environment.  Additionally, more restrictive underwriting standards and the elimination of certain products has resulted in a more homogenous product offering, which has increased competition for conforming mortgages across the industry.

We are party to a strategic relationship agreement dated as of January 31, 2005 between PHH Mortgage, PHH Home Loans, PHH Broker Partner, Realogy Services Venture Partner Inc. and Cendant Corporation (now known as Avis Budget Group, Inc.), which, among other things, restricts us and our affiliates, subject to limited exceptions, from engaging in certain residential real estate services, including any business conducted by Realogy.  The strategic relationship agreement also provides that we will not directly or indirectly sell any mortgage loans or mortgage loan servicing to certain competitors in the residential real estate brokerage franchise businesses in the U.S. (or any company affiliated with them).

Many of our competitors are larger than we are and have access to greater financial resources than we do, which can place us at a competitive disadvantage. In addition, many of our largest competitors are banks or are affiliated with banking institutions, the advantages of which include, but are not limited to, the ability to hold new mortgage loan originations in an investment portfolio and having access to financing with more favorable terms than we do, including lower rate bank deposits as a source of liquidity.  See “—Item 1A. Risk Factors—Risks Related to Our Company—The industries in which we operate are highly competitive and many of our competitors have access to greater financial resources, lower funding costs and greater access to liquidity, which may place us at a competitive disadvantage.” in this Form 10-K for more information.

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

Inflation

An increase in inflation could have a significant impact on our Mortgage Production and Mortgage Servicing segments.  Interest rates normally increase during periods of rising inflation.  Historically, as interest rates increase, mortgage loan production decreases, particularly production from loan refinancing.  An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity.  Generally, in periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition among mortgage loan originators, which further pressures mortgage production profitability.  Conversely, in a rising interest rate environment, our mortgage loan servicing revenues generally increase because mortgage prepayment rates tend to decrease, extending the average life of our servicing portfolio and increasing the value of our MSRs. See further discussion within “—Item 1A. Risk Factors— Risks Related to our Company—Certain hedging strategies that we may use to manage risks associated with our assets, including mortgage loans held for sale, interest rate lock commitments, mortgage servicing rights and foreign currency denominated assets, may not be effective in mitigating those risks and could result in substantial losses that could exceed the losses that would have been incurred had we not used such hedging strategies.”, “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management,” and “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Inflation does not have a significant impact on our Fleet Management Services segment.

Employees

As of December 31, 2013, we employed a total of approximately 6,000 persons.  Management considers our employee relations to be satisfactory.  None of our employees were covered under collective bargaining agreements during the year ended December 31, 2013.

Item 1A. Risk Factors

Risks Related to Our Company

We are exploring ways to maximize shareholder value through the sale or separation of our fleet business, our mortgage business, or both such businesses.  There are inherent risks and uncertainties associated with pursuing such exploratory activities and/or consummating one or more such transactions.  These risks and uncertainties could have a material adverse impact on our businesses generally, including our client, employee, lender, vendor and counterparty relationships, as well as our results of operations, cash flows, liquidity or financial position.

There can be no assurances that we will execute one or more transactions to sell or separate our fleet business, our mortgage business, or both such businesses.  The market price of our outstanding securities, including securities issued by our subsidiaries, may reflect a market assumption that one or more such transactions will occur, and the failure to consummate one or more such transactions could result in a decline in the market price of such securities.  Furthermore, the exploration or consummation of any such transaction may require the diversion of a significant amount of management time and attention away from the daily operation of our businesses and the execution of our business plan, and may also have an adverse impact on our businesses generally, including adverse impacts on our client, employee, lender, vendor and counterparty relationships.

The exploration or consummation of any transaction involving the sale or separation of one or both of our fleet or mortgage businesses could also consume significant financial resources and result in significant expenses being incurred that may not have been incurred had such exploratory activities or transactions not been undertaken.  There can also be no assurance that securities ratings of our outstanding debt securities, including securities issued by our subsidiaries, will not be downgraded as a result of pursuing these exploratory activities or consummating one or more transactions associated with the sale or separation of one or both of our fleet or mortgage businesses.  Furthermore, we may be exposed to an increased risk of litigation arising as a result of any transaction involving the sale or separation of one or both of our fleet or mortgage businesses.

Our Mortgage businesses are complex and heavily regulated, and the full impact of regulatory developments to our businesses remains uncertain. In addition, we are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, and increased costs that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation.

Our Mortgage Production and Mortgage Servicing segments are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. These laws, regulations and judicial and administrative decisions to which our Mortgage Production and Mortgage Servicing segments are subject include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure and licensing requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. By agreement with our private-label clients, we are required to comply with additional requirements that our clients may be subject to through their regulators.  Our failure to comply with applicable laws, rules or regulations would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, or may result in the termination of our private-label agreements, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

We are currently subject to inquiries, requests for information, investigations, and proceedings as a result of our mortgage origination and servicing practices, including inquiries and requests for information from and investigations by regulators and attorneys general of certain states, the U.S. Department of Housing and Urban Development, the U.S. Attorney’s Office for the Southern District of New York, the Committee on Oversight and Government Reform of the U.S. House of Representatives, and the U.S. Senate Judiciary Committee.  The Bureau of Consumer Financial Protection (the “CFPB”) has initiated an administrative proceeding alleging that our former reinsurance activities violated certain provisions of the Real Estate Settlement Procedures Act and other laws. We have received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) and the U.S. Attorney’s Office for the Southern District of New York.  The HUD subpoenas request production of certain documents related to, among other things, our origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”).  The U.S. Attorney’s Office subpoena requests production of certain documents related to, among other things, foreclosure expenses that we incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac.  These matters are at varying procedural stages and the resolution of any of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us, payments made in settlement arrangements, as well as monetary payments or other agreements and obligations, any of which could have a material adverse effect on our business, financial position, results of operations, liquidity or cash flows.

There has been a heightened focus of regulators on the practices of the mortgage industry, including investigations of lending practices, foreclosure practices, and loss mitigation practices, among other matters.  Our mortgage origination and servicing competitors have been subject to actions from, and settlements with, the U.S. Department of Justice under the False Claims Act and other statutes, alleging, among other things, reckless mortgage lending practices and improper or inadequate certification to the government in connection with the Federal Housing Administration’s Direct Endorsement Lending Program.  We have incurred increased expenses associated with these matters, and there can be no assurance that we will not incur fines, penalties, further settlement payments or increased legal costs in connection with existing inquiries, requests for information and investigations, or that future regulatory investigations may not arise. The heightened focus of regulators on the practices of the mortgage industry have resulted and could continue to result in new legislation and regulations that could materially and adversely affect the manner in which we conduct our mortgage business and have resulted in increased origination and servicing costs and potential litigation associated with our mortgage businesses.

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

Certain of our debt arrangements require us to comply with specific financial covenants and other affirmative and restrictive covenants, including requirements to post additional collateral or to fund assets that become ineligible under our secured funding arrangements. An uncured default of one or more of these covenants could result in a cross-default between and amongst our various debt arrangements. Consequently, an uncured default under any of our debt arrangements that is not waived by our lenders and that results in an acceleration of amounts payable to our lenders or the termination of credit facilities would materially and adversely impact our liquidity, could force us to sell assets at below market prices to repay our indebtedness, and could force us to seek relief under the U.S. Bankruptcy Code.

If any of our credit facilities are terminated or are not renewed, we may be unable to find replacement financing on commercially favorable terms, if at all, which could adversely impact our operations and prevent us from: (i) executing our business plan and related risk management strategies; (ii) originating new mortgage loans or vehicle leases; or (iii) fulfilling commitments made in the ordinary course of business. These factors could reduce revenues attributable to our business activities or require us to sell assets at below market prices, either of which would have a material adverse effect on our overall business and consolidated financial position, results of operations and cash flows. Most of our mortgage asset backed debt facilities mature within one year and generally, these facilities require us to maintain a specified amount of available liquidity from other facilities. As such, our liquidity profile and compliance with debt covenants depends on our ability to renew multiple facilities within a short time frame and our failure to do so could materially adversely impact our overall business and financial position, results of operations and cash flows.

We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Failure to maintain our relationships with each of Fannie Mae, Freddie Mac and Ginnie Mae would materially and adversely affect our business, financial position, results of operations or cash flows.

Our ability to generate revenues in our Mortgage Production and Servicing Segments is highly dependent on programs administered by Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These entities play a powerful role in the residential mortgage industry, and we have significant business relationships with them. Our status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller/servicer is subject to compliance with each entity’s respective selling and servicing guidelines and failure to meet such guidelines could result in the unilateral termination of our status as an approved seller/servicer.

During 2013, 80% of our mortgage loan sales were sold to, or were sold pursuant to programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from our relationships with Fannie Mae, Freddie Mac and Ginnie Mae, including the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees, the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures and the use of mortgage warehouse facilities with Fannie Mae pursuant to which, as of December 31, 2013, we had total capacity of $3.0 billion, made up of $500 million of committed and $2.5 billion uncommitted capacity.  In addition, we service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae in connection with the issuance of agency guaranteed mortgage-backed securities and a majority of our mortgage servicing rights relate to these servicing activities. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards.

Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations, liquidity or cash flows and could require us to fundamentally change our business model in order to effectively compete in the market.

Congress has held hearings about and received reports outlining the long-term strategic plan for, and various options for long-term reform of Fannie Mae and Freddie Mac.  These options involve reducing government support for housing finance and gradually reducing the role of Fannie Mae and Freddie Mac in the mortgage market and ultimately winding down both institutions.  In 2012, the U.S. Treasury Department announced further steps to expedite the wind down of Fannie Mae and Freddie Mac, including an accelerated liquidation of Fannie Mae’s and Freddie Mac’s retained mortgage investment portfolios, and further legislation has been drafted in 2013 towards enacting the wind down of these entities. Other reforms of Fannie Mae and Freddie Mac may include, among other actions: (i) further reductions in conforming loan limits; (ii) increases in guarantee fees; (iii) standardization of servicing protocols; (iv) changes to servicer compensation; and (v) increased MBS disclosures.

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

Although we do not presently believe that the accelerated liquidation of Fannie Mae’s and Freddie Mac’s retained mortgage investment portfolios would have any direct impact on their respective mortgage guaranty programs, Fannie Mae and Freddie Mac have put into effect a series of increases to guarantee fees charged to mortgage originators like us, and such increases may continue in 2014.  Increases in guaranty fees could result in higher mortgage rates charged to borrowers, which could result in reduced demand for mortgages, or reduced pricing margins or both.  Accordingly, further increases in guaranty fees could also adversely impact mortgage origination volumes or pricing margins across the mortgage industry, including our mortgage origination volumes and pricing margins, and such impacts could be material.

We historically have relied on selling conforming mortgage loans to the GSEs or securitizing our mortgage loans pursuant to GSE sponsored programs in order to generate liquidity.  The potential changes to the government-sponsored mortgage programs could require us to fundamentally change our business model in order to effectively compete in the market.  Our inability to make the necessary changes to respond to these changing market conditions or loss of our approved seller/servicer status with any of these entities, would have a material adverse effect on our overall business and our consolidated financial position, results of operations, liquidity and cash flows.  Any discontinuation of, significant reduction of or material change in, the operation or underwriting standards of these entities would likely prevent us from originating and selling most, if not all, of our saleable mortgage loan originations.

The private label originations of our Mortgage Production segment are substantially dependent upon a small number of client relationships, including those with Merrill Lynch Home Loans, a division of Bank of America, National Association and Morgan Stanley Private Bank, N.A.. The termination or non-renewal of our contractual agreements with certain of these clients would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit of our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations and cash flows.

Our private label business channel is substantially dependent upon a small number of client relationships, and account for 67% and 56% of our total closings for the years ended December 31, 2013 and 2012, respectively.  In particular, Merrill Lynch Home Loans, a division of Bank of America, National Association, represented approximately 29% and 27%, and Morgan Stanley Private Bank, N.A. represented 12% and 7% of our total closings for the years ended December 31, 2013 and 2012, respectively.  Our agreement with Merrill Lynch Home Loans is scheduled to expire on December 31, 2015 and there can be no assurances that the agreement will be renewed on favorable terms, if at all. We are currently in discussions with Merrill Lynch Home Loans about the future structure of this relationship, including our involvement in their mortgage origination services.  The non-renewal of this arrangement would negatively impact our mortgage loan originations volume, and would adversely impact our Net revenues and Segment profit of our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations and cash flows.

Further, the loss of certain of our other private label clients, whether due to insolvency, their unwillingness or inability to perform their obligations under their respective contractual relationships with us, their termination of their respective contractual relationships with us due to our failure to fully satisfy our contractual obligations, or if we are not able to renew on commercially reasonable terms any of their respective contractual relationships with us, may materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit of our Mortgage Production segment as well as our results of operations and cash flows.

The profitability of our Mortgage Production segment has been adversely affected by the increased mix of fee-based closings originated under our existing private label client contracts.  We are currently evaluating a number of alternatives to restructure these contracts to improve the economics of the underlying contractual relationships; however, there can be no assurances that we will be successful in these efforts.

Through our private label agreements, we earn contractually specified origination assistance fees from our financial institution clients for the performance of mortgage loan origination services.  During 2013, we observed a significant increase in our origination mix of fee-based closings, which is driven by our financial-institution clients’ decisions to retain mortgage loans.  The increased mix of fee-based closings has adversely affected the profitability of our Mortgage Production segment as the revenue per loan on fee-based closings is generally lower than the revenue per loan on saleable closings.  Despite our efforts to align our cost structure with the expected mortgage production environment, based on the current market conditions and expected volumes, margins and mix, these contracts will likely be unprofitable on a fully allocated basis during 2014.

We are evaluating a number of alternatives to remedy the profitability of these arrangements.  Although we have held discussions with a majority of our private label clients to amend the terms of the underlying agreements prior to their expiration, we have had modest success in executing amendments to improve the economics of the private label channel.  Furthermore, we are currently obligated to perform under these agreements for terms ranging from 1 to 4 years.  We will attempt to negotiate more favorable pricing as these agreements are eligible for renewal, although there can be no assurance that we will be successful in these efforts to renew the contracts on more favorable economic terms, if at all.  Any failures to implement changes could have material adverse effects on our results of operations and cash flows.  The amount of losses and negative cash flows that we may realize under these arrangements cannot be readily estimated as it is dependent on the volume of fee-based business we will experience, which may be impacted by the decisions of our financial institution clients towards fee-based production, as well as general market factors (such as interest rate levels) that drive the volume of loan originations, both of which are outside of our control.

Our Mortgage Production segment is substantially dependent upon our relationship with Realogy, and the termination or non-renewal of our contractual agreements with Realogy would have a material adverse effect on our business, financial position, results of operations and cash flows.

We are party to a Strategic Relationship Agreement dated as of January 31, 2005 between PHH Mortgage, PHH Home Loans, PHH Broker Partner, Realogy Services Venture Partner Inc. and Cendant Corporation (now known as Avis Budget Group, Inc.). Under the Strategic Relationship Agreement we are the exclusive recommended provider of mortgage loans to the independent sales associates affiliated with the real estate brokerage business owned and operated by Realogy’s affiliates and certain customers of Realogy. Similarly, PHH Mortgage is party to a marketing agreement with Realogy’s real estate brokerage franchises (Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., and Sotheby’s International Affiliates, Inc.) which provides that we are the exclusive recommended provider of mortgage loans and related products to the independent sales associates of these franchises.  PHH Home Loans is a joint venture that was formed for the purpose of originating and selling mortgage loans primarily sourced through Realogy’s owned real estate brokerage business.  The operations of PHH Home Loans are governed by the PHH Home Loans Operating Agreement.

During the year ended December 31, 2013, 21% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which 85% were originated by PHH Home Loans.  In addition, during the year ended December 31, 2013, PHH Home Loans originated residential mortgage loans of $9.3 billion and PHH Home Loans brokered or sold $5.0 billion of mortgage loans to PHH Mortgage under the terms of a loan purchase arrangement.

Unless terminated earlier, our relationship with Realogy continues until January 31, 2055.  However, under the PHH Home Loans Operating Agreement, beginning on February 1, 2015, Realogy has the right at any time to give us two years notice of their intent to terminate their interest in PHH Home Loans. In addition, the Strategic Relationship Agreement and the PHH Home Loans Operating Agreement outline certain terms and events that would terminate the exclusivity relationship, the PHH Home Loans joint venture, and/or Realogy’s other agreements and arrangements with us.  These terms and events include, but are not limited to, if:

•                  we materially breach any representation, warranty, covenant or other agreement contained in the Strategic Relationship Agreement, the Marketing Agreement, Trademark License agreements or certain other related agreements, including, without limitation to, our confidentiality agreements in the PHH Home Loans Operating Agreement and the Strategic Relationship Agreement, and our non-competition agreements in the Strategic Relationship Agreement that is not cured following any applicable notice or cure period;

•                  we become subject to any regulatory order or governmental proceeding that prevents or materially impairs PHH Home Loans’ ability to originate mortgage loans for any period of time (which order or proceeding is not generally applicable to companies in the mortgage lending business) in a manner that adversely affects the value of one or more of the quarterly distributions to be paid by PHH Home Loans pursuant to the PHH Home Loans Operating Agreement;

•                  PHH Home Loans fails to make scheduled distributions pursuant to the PHH Home Loans Operating Agreement; or

•                  there is a change in control of us, PHH Broker Partner Corporation or any other affiliate of ours involving certain competitors or other specified parties.

Upon a termination of the PHH Home Loans joint venture by Realogy or its affiliates, Realogy will have the right either: (i) to require that we or certain of our affiliates purchase all of Realogy’s interest in PHH Home Loans; or (ii) to cause us to sell our interest in PHH Home Loans to an unaffiliated third party designated by certain of Realogy’s affiliates. If we were required to purchase Realogy’s interest in PHH Home Loans, such purchase could have a material adverse impact on our liquidity. Additionally, any termination of PHH Home Loans will also result in a termination of the Strategic Relationship Agreement and our exclusivity rights under the Strategic Relationship Agreement.

If Realogy were to terminate its exclusivity obligations with respect to us, PHH Home Loans or our other arrangements, any such termination would likely result in our loss of most, if not all, of our mortgage loan originations, Net revenues and Segment profit (loss) of our Mortgage Production segment derived from Realogy’s affiliates, which would have a material adverse effect on our overall business and our consolidated financial position, results of operations, cash flows and liquidity.

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

Our hedging strategies, including our decisions whether to use financial derivatives to hedge our Mortgage servicing rights, may not be effective in mitigating the risks related to changes in interest rates or foreign exchange rates and we may not have sufficient liquidity to exercise our strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses, and could result in losses in excess of what our losses would have been had we not used such hedging strategies. There have been periods, and it is likely that there will be periods in the future, during which we incur significant losses as a result of our hedging strategies. As stated earlier, the success of our interest rate risk management strategy and our replenishment strategies for our mortgage servicing rights are largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments, as well as our ability to successfully manage any capacity constraints in our mortgage production business and our ability to maintain sufficient liquidity to exercise these strategies. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes including, but not limited to, interest rates or prepayment speeds or foreign exchange rate fluctuations, we may incur losses that could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our senior unsecured long-term debt ratings are below investment grade and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.

Our senior unsecured long-term debt ratings are below investment grade and, as a result, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets. We may be required to rely on alternative financing, such as bank lines and private debt placements, and may also be required to pledge otherwise unencumbered assets. There can be no assurances that we would be able to find such alternative financing on terms acceptable to us, if at all. Furthermore, we may be unable to renew all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance our mortgage loans held for sale, mortgage servicing rights and net investment in fleet leases. Any of the foregoing would have a material adverse effect on our business, financial position, results of operations, liquidity and cash flows.

Our ratings may be subject to downgrades as a result of: our exploration or the consummation of a separation or sale of our fleet business, our mortgage business, or both such businesses; if our business and financial results deteriorate significantly; our decisions to use financial derivatives to hedge our mortgage servicing rights; if we are unable to put in place sources of liquidity to fund our business satisfactory to the rating agencies; regulatory reviews, investigations, proceedings or other claims and enforcement actions result in material monetary exposures and/or other negative consequences, among other factors.  We cannot predict the impact any further negative debt ratings actions may have on our cost of capital, ability to incur new indebtedness or refinance our existing indebtedness or ability to retain or secure customers.

There can be no assurances that our credit rating by the primary ratings agencies reflects all of the risks of an investment in our debt securities. Our credit ratings are an opinion by the rating agency of our ability to pay our obligations. Any of our credit ratings are subject to revision or withdrawal at any time by the applicable rating agency. Actual or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors on the market value of, or trading market for, our debt securities.

Changes in interest rates could materially and adversely affect our volume of mortgage loan originations or reduce the value of our mortgage servicing rights, either of which could have a material adverse effect on our business, financial position, results of operations, liquidity or cash flows.

Changes in and the level of interest rates are key drivers of our mortgage loan originations in our Mortgage Production segment and mortgage loan refinancing activity, in particular.  The level of interest rates are significantly affected by monetary and related policies of the federal government, its agencies and government sponsored entities, which are particularly affected by the policies of the Federal Reserve Board that regulates the supply of money and credit in the United States.  The Federal Reserve Board’s policies, including initiatives to stabilize the U.S. housing market and to stimulate overall economic growth, affect the size of the mortgage loan origination market, the pricing of our interest-earning assets and the cost of our interest-bearing liabilities. Changes in any of these policies are beyond our control, difficult to predict, particularly in the current economic environment, and could have a material adverse effect on our business, financial position, results of operations, liquidity or cash flows.

Historically, rising interest rates have generally been associated with a lower volume of loan originations and lower pricing margins in our Mortgage Production segment due to a disincentive for borrowers to refinance at a higher interest rate, while falling interest rates have generally been associated with higher loan originations and higher pricing margins, due to an incentive for borrowers to refinance at a lower interest rate. Our ability to generate Gain on mortgage loans, net in our Mortgage Production segment is significantly dependent on our level of mortgage loan originations. Accordingly, increases in interest rates could materially and adversely affect our mortgage loan origination volume, which could have a material and adverse effect on our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations, liquidity or cash flows.  In addition, changes in interest rates may require us to post additional collateral under certain of our financing arrangements and derivative agreements which could impact our liquidity.

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

The industries in which we operate are highly competitive and many of our competitors have access to greater financial resources, lower funding costs and greater access to liquidity, which may place us at a competitive disadvantage.

We operate in highly competitive industries that could become even more competitive as a result of economic, legislative, regulatory or technological changes.  Competition for mortgage loan originations comes primarily from commercial banks and savings institutions, as well as non-bank mortgage originators.  Many of our competitors for mortgage loan originations that are commercial banks or savings institutions typically have access to greater financial resources, have lower funding costs, are less reliant than we are on the sale of mortgage loans into the secondary markets to maintain their liquidity, and may be able to participate in government programs that we are unable to participate in because we are not a state or federally chartered depository institution, all of which places us at a competitive disadvantage.  The advantages of our largest competitors include, but are not limited to, their ability to hold new mortgage loan originations in an investment portfolio and their access to lower rate bank deposits as a source of liquidity.  Additionally, more restrictive loan underwriting standards and the widespread elimination of certain non-conforming mortgage products throughout the industry have resulted in a more homogenous product offering, which has increased competition across the industry for mortgage originations.

The fleet management industry in which we operate is also highly competitive. We compete against national, local and regional competitors, including numerous competitors who focus on one or two products, and some competitors have greater financial resources, lower funding costs and greater access to liquidity, which places us at a competitive disadvantage. Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services.  Competitive pressures in the Fleet Management industry resulting in a decrease in our market share or lower prices would adversely affect our revenues and results of operations.

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

Pursuant to accounting principles generally accepted in the United States, we utilize certain assumptions and estimates in preparing our financial statements, including but not limited to when determining the fair values of certain assets and liabilities, reserves related to litigation, regulatory investigations and proceedings, and reserves related to mortgage representations and warranty claims.  If the assumptions or estimates underlying our financial statements are incorrect, we may experience significant losses as the ultimate realization of value may be materially different than the amounts reflected in our consolidated statement of financial position as of any particular date.

A substantial portion of our assets are recorded at fair value based upon significant estimates and assumptions with changes in fair value included in our consolidated results of operations. As of December 31, 2013, 24% of our total assets were measured at fair value on a recurring basis, including $1.3 billion of assets representing our Mortgage servicing rights which are valued using significant unobservable inputs and management’s judgment of the assumptions market participants would use in pricing the asset.  The determination of the fair value of our assets involves numerous estimates and assumptions made by our management. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with our mortgage servicing rights based upon assumptions involving interest rates as well as the prepayment rates and delinquencies and foreclosure rates of the underlying serviced mortgage loans. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values, or our fair value estimates may not be realized in an actual sale or settlement, either of which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Risks Related to our Common Stock

Our existing Convertible note series and any future issuances of securities convertible into our Common stock and hedging activities may result in dilution of our stockholders or depress the trading price of our Common stock.

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

We did not enter into a hedge transaction associated with the issuance of our Convertible notes due 2017. Upon conversion of the Convertible notes due 2017, the principal amount is payable in cash and to the extent the conversion value exceeds the principal amount of the converted notes we are required to pay or deliver (at our election) (i) cash; (ii) shares of our Common stock; or (iii) a combination of cash and shares of Common stock.  The increase in, and any further increases in, the trading price of our common stock since the issuance of those notes, will result in a required cash payment upon conversion of the notes or will result in a dilution of the voting power and ownership percentage of the Common stock held by our existing shareholders, either of which may negatively affect the trading price of our Common stock.  As of December 31, 2013, the Convertible notes due 2017 are eligible for conversion, and if all such notes were converted as of such date, we would be required to settle the note principal plus a premium of $226 million cash, 9.281 million shares of our Common stock, or a combination thereof (at our election).  A 10% increase in our stock price from the closing price of December 31, 2013, results in an increase in the required conversion premium of $48 million, or 0.934 million shares.

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

A change in control transaction or a fundamental change in our business may result in a number of significant cash outflows that could reduce the value of our businesses when separated or acquired.  Further, certain provisions of our debt arrangements and the provisions of certain other agreements could discourage third parties from seeking to acquire us, could prevent or delay a transaction resulting in a change of control, or could reduce the value of our businesses if separated.

The value of our businesses if separated, or the net proceeds realized by our shareholders as the result of any change in control transaction or a fundamental change, may be negatively impacted as a result of required payments under our corporate term debt, potential required tax payments and other tax impacts or the potential termination of certain client relationships (if consents or waivers are not obtained), among other consequences.

The terms of certain of our Senior note and Convertible note debt agreements and indentures contain provisions that require us to offer to repurchase, for cash, all or a portion of the outstanding notes upon a change of control or fundamental change, as defined in such indentures.  Further, a change of control or fundamental change may constitute an event of default under certain of our other debt agreements, including our Amended Credit Facility.  In addition, in the event of a make-whole fundamental change (as defined by the indentures governing our Convertible notes due 2014 and 2017), the conversion rate for the notes may, in some cases, be increased for a holder that elects to convert their notes in connection with such make-whole fundamental change.

A change in control transaction may carry significant tax cost to us and/or to the potential third party acquirers.  Depending on the form under which the businesses are separated or acquired, significant cash taxes could become immediately due, further restrictions may also occur on reorganization of future separated businesses, as well as adverse impact on the realization of existing and/or future deferred tax assets, including limitation on federal and state utilization of net operating losses.

We may need to obtain consents or waivers from the GSEs, state licensing agencies and certain clients or counterparties, in connection with certain change in control transactions.  Additionally, the value of our Mortgage businesses could be reduced from any lost relationships and/or loss of our approved status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller/servicer in connection with certain change in control transactions.  Our agreements with Fannie Mae and Freddie Mac require us to provide notice or obtain approvals or consents related to any change in control transaction.  Our agreements with Realogy, including the PHH Home Loans Operating Agreement, state that Realogy may terminate PHH Home Loans if we effect a change in control transaction involving certain competitors or other third parties. In connection with such termination, we may be required to make a cash payment to Realogy in an amount equal to: (i) PHH Home Loans’ trailing 12 months net income multiplied by the greater of (a) the number of years remaining in the first 12 years of the term of the agreement or (b) two years.

In addition, agreements with some of our financial institution clients governing our private-label relationships provide our clients with the right to terminate their relationship with us if we complete certain change in control transactions with certain third parties.  The need to obtain waivers or consents from our clients in connection with a change in control transactions may discourage certain third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction, or could otherwise reduce the value of the businesses when separated.

Provisions in our charter documents, the Maryland General Corporation Law, and New York insurance law may delay or prevent our acquisition by a third party.

Our charter and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, advance notice for raising business or making nominations at meetings and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock.

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

In addition, we are registered as an insurance holding company in the state of New York as a result of our wholly owned subsidiary, Atrium Insurance Corporation. New York insurance law requires regulatory approval of a change in control of an insurer or an insurer’s holding company. Accordingly, there can be no effective change in control of us unless the person seeking to acquire control has filed a statement containing specified information with the New York state insurance regulators and has obtained prior approval. The measure for a presumptive change of control pursuant to New York law is the acquisition of 10% or more of the voting stock or other ownership interest of an insurance company or its parent. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change in control of us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, New Jersey 08054.

Our Mortgage Production and Mortgage Servicing segments have centralized operations in approximately 565,000 square feet of shared leased office space in the Mt. Laurel, New Jersey area. We have a second area of centralized offices that is used primarily by our Mortgage Production segment in Jacksonville, Florida, where approximately 150,000 square feet is occupied.  We also have two offices with approximately 150,000 square feet of total office space in the Buffalo, New York area that are used primarily by our Mortgage Servicing segment.  In addition, our Mortgage Production and Mortgage Servicing segments lease 40 smaller offices located throughout the U.S.

Our Fleet Management Services segment maintains a headquarters office in a 210,000 square-foot office building in Sparks, Maryland. Our Fleet Management Services segment also leases office space and marketing centers in five locations in Canada and has 10 smaller regional locations throughout the U.S.

Item 3. Legal Proceedings

We are party to various claims and legal proceedings from time to time related to contract disputes and other commercial, employment and tax matters.  For more information regarding legal proceedings, see Note 16, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Shares of our Common stock are listed on the NYSE under the symbol “PHH”.  The following table sets forth the high and low sales prices for our Common stock for the periods indicated as reported by the NYSE:

	Stock Price
	High	Low
January 1, 2012 to March 31, 2012	$16.04	9.68
April 1, 2012 to June 30, 2012	17.92	14.78
July 1, 2012 to September 30, 2012	20.94	15.29
October 1, 2012 to December 31, 2012	23.15	18.50
January 1, 2013 to March 31, 2013	23.90	20.58
April 1, 2013 to June 30, 2013	22.13	18.82
July 1, 2013 to September 30, 2013	25.13	20.20
October 1, 2013 to December 31, 2013	26.76	21.95

As of February 18, 2014, there were 6,124 holders of record of our Common stock.

Dividend Policy and Restrictions

We have not declared or paid cash dividends on our Common stock since we began operating as an independent, publicly traded company in 2005.   We have developed a contingent liquidity plan for the use of excess capital above our key cash requirements that is dependent on a number of factors including: (i) the sustained execution of our MSR funding strategy; (ii) generating positive cash flows in our Mortgage segments, which may require amending the majority of our PLS contracts; and (iii) resolving our outstanding repurchase and indemnification exposure with the Agencies for our pre-2009 originations.  Once our contingent liquidity needs are reduced, we may consider returns of capital to our shareholders, which may include dividends.  The declaration and payment of dividends in the future will be subject to the discretion of our Board of Directors and will depend upon many factors, including economic and market conditions, our financial condition and operating results, cash requirements, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints, investment opportunities at the time any such payment is considered, and other factors deemed relevant.

Many of our subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions include, but are not limited to, those pursuant to the Revolving Credit facility, pursuant to certain asset-backed debt agreements, unrestricted cash available for use by our variable interest entities and unrestricted cash held for use in Canada by subsidiaries of our Fleet Management Services segment. The aggregate restricted net assets of these subsidiaries totaled $748 million as of December 31, 2013.  However, these restrictions on net assets of certain subsidiaries do not directly limit our ability to pay dividends from consolidated Retained earnings.

Certain debt arrangements require the maintenance of financial ratios and contain restrictive covenants applicable to our consolidated financial statement elements, as well as restricted payment covenants that potentially could limit our ability to pay dividends.  As of December 31, 2013, we may not pay dividends without the written consent of the lenders of the Revolving Credit facility or until the Convertible Notes due in 2014 have been repaid, prefunded, extended or refinanced, among other provisions.  See Note 17, “Stock-Related Matters,” in the accompanying Notes to Consolidated Financial Statements for further information.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited Consolidated Financial Statements for the periods indicated.  Because of the inherent uncertainties of our business, the historical financial information for such periods may not be indicative of our future results of operations, financial position or cash flows:

	Year Ended and As of December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share data)
Consolidated Statements of Operations
REVENUES
Net fee income	$482	$526	$468	$448	$425
Fleet lease income	1,386	1,364	1,400	1,370	1,441
Gain on mortgage loans, net	575	942	567	635	610
Mortgage net finance expense	(115)	(121)	(88)	(73)	(58)
Loan servicing income	436	449	456	415	431
Valuation adjustments related to mortgage servicing rights, net	(6)	(502)	(736)	(427)	(280)
Other income (1)	84	85	147	70	37
Net revenues (1)	2,842	2,743	2,214	2,438	2,606
Total expenses	2,601	2,656	2,416	2,323	2,326
Net income (loss) attributable to PHH Corporation(1)	135	34	(127)	48	153
Basic earnings (loss) per share attributable to PHH Corporation	$2.36	$0.60	$(2.26)	$0.87	$2.80
Diluted earnings (loss) per share attributable to PHH Corporation	2.06	0.56	(2.26)	0.86	2.77

Consolidated Balance Sheets
ASSETS
Cash and cash equivalents	$1,245	$829	$414	$195	$150
Mortgage loans held for sale	834	2,174	2,658	4,329	1,218
Net investment in fleet leases	3,653	3,636	3,515	3,492	3,610
Mortgage servicing rights	1,279	1,022	1,209	1,442	1,413
Total assets	8,848	9,603	9,777	11,270	8,123
LIABILITIES
Unsecured debt	$1,249	$1,156	$1,339	1,212	$1,272
Asset-backed debt	4,256	5,398	5,554	6,843	3,888
Total liabilities	7,158	8,041	8,316	9,692	6,619
PHH Corporation stockholders’ equity	1,666	1,526	1,442	1,564	1,492

(1)             For the year ended December 31, 2011 includes a $68 million pre-tax gain on the sale of 50.1% of the equity interests in our appraisal services business.

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

In addition, we are monitoring a number of developments in regulations that are expected to impact our Mortgage segments, and there has been a heightened focus of regulators on the practices of the mortgage industry.  The full impact of regulatory developments remains uncertain, although we expect the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance, and servicing related costs, potential regulatory fines and penalties, and we could experience an increase in mortgage origination or servicing related litigation in the future.  For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Company—Our Mortgage businesses are complex and heavily regulated, and the full impact of regulatory developments to our businesses remains uncertain. In addition, we are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, and increased costs that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation.” in this Form 10-K.

Executive Summary

Financial Performance

	Year Ended December 31,
	2013	2012	2011
	(In millions, except per share data)
Net revenues	$2,842	$2,743	$2,214
Income (loss) before income taxes	241	87	(202)
Net income (loss) attributable to PHH Corporation	135	34	(127)

Basic earnings (loss) per share attributable to PHH Corporation	$2.36	$0.60	$(2.26)
Diluted earnings (loss) per share attributable to PHH Corporation	2.06	0.56	(2.26)

Our financial results for 2013 reflect the current dynamics in the mortgage origination environment, as increases in interest rates during 2013 have significantly reduced refinance origination volumes and the industry is transitioning to a home purchase-driven market. Our Mortgage segments are also still experiencing the impacts of the adverse developments in the housing market and the resulting higher regulatory focus.  Our Fleet Management Services segment has continued its strong, consistent operating performance.  As discussed in more detail under “— Corporate Strategy” below, we are evaluating the separation or sale of our fleet business, our mortgage business, or both such businesses.

We expect a highly challenging mortgage industry environment in 2014, as we are anticipating a decline in industry origination volumes, further total loan margin compression, and an increasing mix of fee-based closings related to our private label originations.  We have reduced staffing levels in our Mortgage Production segment in response to expected client and industry demand, and have identified further overhead reductions that we expect to take place in 2014.  Our pre-tax results of operations for the year ended December 31, 2013 include $22 million for severance expenses attributable to these contemplated actions. See further discussion under “—Mortgage Environment” below.

In 2013, we experienced a continued elevated level of mortgage loan repurchase and indemnification requests as the Agencies focused on completing their reviews of loans for pre-2009 origination years.  Our repurchase and foreclosure-related charges for 2013 were $7 million, a significant decline from $182 million recorded during 2012.  During the fourth quarter of 2013, we reduced our repurchase and foreclosure-related reserves as the Agencies have indicated that they have completed their file reviews and repurchase requests of pre-2009 originations as of December 31, 2013.  See “—Risk Management” for additional information regarding our loan repurchase obligations and potential exposure.

During the third quarter of 2013, we took actions to extend our unsecured debt maturities and to reduce our borrowing costs.  Our results for 2013 include a $54 million (pre-tax) loss from the early repayment of a portion of our Senior notes due 2016.  See further discussion of that action under “—Liquidity and Cash Position.”  Our results for 2012 include a $13 million (pre-tax) loss related to the early repayment of a series of Medium-term notes.

Our financial results were also significantly affected by changes in mortgage interest rates that led to market-related changes in value of our mortgage servicing rights.  During 2013, we recorded $276 million of favorable market-related changes in value of our mortgage servicing rights, compared to unfavorable changes of $223 million for 2012.  Our results for 2013 and 2012 also include losses of $21 million and $16 million (pre-tax), respectively, from the termination of inactive reinsurance agreements.

Corporate Strategy

Throughout 2012 and 2013, we have made significant progress in placing PHH in a position of strength to deal with the cyclical and dynamic nature of the mortgage industry.

These actions have significantly improved our liquidity position, capital structure and operating execution and while we have experienced organic growth in our Fleet Management Services segment, we are positioning the mortgage business to be a less capital intensive, fee-based business with less volatile cash flow and increased strategic and financial flexibility.  Consistent with this objective, in the fourth quarter of 2013 we entered into an agreement with

Matrix Financial Services Corporation, a subsidiary of Two Harbors Investment Corp., for their purchase of a portion of our newly-created servicing rights that are eligible for sale, subject to mutually acceptable pricing, and we will continue to subservice the underlying loans.  We believe this funding relationship will contribute positively to our cash flows while diversifying our funding sources and allowing us to maintain scale for our servicing operations.

We have also participated in discussions with a majority of our private label clients to amend our contracts in an effort to ensure that our relationships meet regulatory compliance requirements as well as our operational and financial objectives.  Although we have been able to make the necessary revisions to our private label contracts to maintain regulatory compliance, we have not been able to achieve all of the pricing adjustments necessary to meet our financial objectives.  Accordingly, based on current market conditions and expected volumes, margins and mix, these contracts will likely be unprofitable on a fully allocated basis during 2014.  Although we expect to continue our discussions with these private label clients, we believe that any meaningful pricing adjustments will not occur until the contracts are up for renewal within 1 to 4 years.  For more information, see “Part I—Item 1A. Risk Factors—Risks Related to our Company— The profitability of our Mortgage Production segment has been adversely affected by the increased mix of fee-based closings originated under our existing private label client contracts.  We are currently evaluating a number of alternatives to restructure these contracts to improve the economics of the underlying contractual relationships; however there can be no assurances that we will be successful in these efforts.” in this Form 10-K.

In response to these developments, we are continuing to reengineer our fixed cost structure within our support and overhead functions, including initiating arrangements for outsourcing internal audit and information technology in 2013; however, we do not believe that re-engineering our fixed cost structure alone will be sufficient to achieve our return objectives in the home purchase portion of the market cycle.  In addition to focusing on our cost structure, we continue to seek to enhance the scale of our private label and real estate mortgage production platforms through either organic or inorganic means.

Consistent with our long-term value creation objective, we are exploring a separation or sale of our fleet business, our mortgage business, or both of our businesses.  In connection with this effort, we may examine potential acquisitions, dispositions, partnerships, joint ventures and changes in product offerings to achieve our strategic objectives.  As part of the process, we will evaluate the use of any excess cash, which may include the prepayment of unsecured debt, strategic business investments, and/or the return of capital to shareholders. Although we are currently exploring the separation or sale of one or both of our businesses and other related transactions, there can be no assurance as to the timing, terms or success of these efforts. For more information, see “Part I—Item 1A. Risk Factors—Risks Related to our Company— We are exploring ways to maximize shareholder value through the sale or separation of our fleet business, our mortgage business, or both such businesses.  There are inherent risks and uncertainties associated with pursuing such exploratory activities and/or consummating one or more such transactions.  These risks and uncertainties could have a material adverse impact on our businesses generally, including our client, employee, lender, vendor and counterparty relationships, as well as our results of operations, cash flows, liquidity or financial position.” and “Part I—Item 1A. Risk Factors—Risks Related to our Common Stock— A change in control transaction or a fundamental change in our business may result in a number of significant cash outflows that could reduce the value of our businesses when separated or acquired.  Further, certain provisions of our debt arrangements and the provisions of certain other agreements could discourage third parties from seeking to acquire us, could prevent or delay a transaction resulting in a change of control, or could reduce the value of our businesses if separated.” in this Form 10-K.

Mortgage Environment

Due in part to the increase in mortgage interest rates in 2013, we have taken actions to rationalize our mortgage business for an origination environment that we believe will be characterized by a decline in total industry origination volumes and a greater proportion of purchase originations driven by lower refinance originations.  We have sought to rationalize staffing in our mortgage production operations and overhead functions to align our cost structure with the expected mortgage production environment. During the third quarter of 2013, we announced actions to reduce headcount in our Mortgage Production segment by approximately 750 employees, or 18% of our Mortgage Production employees.  Since that time, we have evaluated additional opportunities to reduce headcount in both our Mortgage Production segment as well as our support and overhead functions and we intend to further reduce headcount in 2014.  These actions resulted in severance expense of $22 million for the year ended December

31, 2013.  Assuming mortgage interest rates and our origination volumes remain near their current levels, we would expect these actions to generate annualized cost reductions of at least $110 million in comparison to second quarter 2013 levels. After completing these actions, we expect our total number of employees to be approximately 5,600, or a 20% reduction from our headcount as of September 30, 2013 of approximately 7,000.  In comparison, we had approximately 6,700 employees as of December 31, 2012.

We expect a highly challenging mortgage industry environment in 2014. If interest rates remain at their current level, our Mortgage Production segment will likely be unprofitable and cash consumptive this year, while our Mortgage Servicing segment profitability would likely improve from meaningfully lower MSR amortization, curtailment interest expense and payoff-related costs in 2014 as compared to 2013.

Liquidity and Cash Position

We believe that we continue to have a strong liquidity position relative to our capital needs and our upcoming debt maturities.  During 2013, we issued $350 million of Senior Notes due in 2021 and repaid $280 million of our Senior notes due in 2016.  We have continued to improve our ratio of unencumbered assets to unsecured debt and have significantly increased our levels of unrestricted cash.  We also successfully initiated an alternative funding source for our MSRs with the execution of our agreement with Matrix Financial Services Corporation. The execution of this funding alternative for MSRs and other funding alternatives we continue to explore, along with our business optimization efforts, should help us migrate to a less capital intensive, fee-for-service business model that is less dependent upon the unsecured debt markets.

Our unrestricted cash balance at the end of 2013 was $1.2 billion compared to $829 million as of December 31, 2012.    We continue to maintain an excess cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we consider in our analysis of cash needs as of December 31, 2013:

•                  A minimum of $250 million for the repayment of Convertible notes that are due in the third quarter of 2014;

•                  $200 million for identified contingencies related to mortgage loan repurchases and legal and regulatory matters;

•                  $100 million to $125 million cash reserves for mortgage-related interest rate risk management activities; and

•                  $200 million to $250 million minimum for working capital needs.

In addition to the cash needs identified above, we had $99 million of unrestricted cash available for use in variable interest entities and $110 million in unrestricted cash held for use in Canada by subsidiaries of our Fleet Management Services segment.  We believe our improved liquidity position provides us with increased flexibility in our capital planning objectives.

Throughout 2013 we have made progress with regard to the milestones needed to be achieved in order to use our excess capital above our key cash requirements, which may include strategic business investments, the prepayment of unsecured debt and the return of capital to our shareholders.  We expect that the mortgage production environment will be challenging in 2014 driven by reduced industry originations and the potential for margin compression resulting from increased competitive pressures.  As a result of these challenges, our overall mortgage business could produce negative cash flow in 2014 as a result of increased cash consumption in the Mortgage Production segment.  These pressures resulting from the mortgage origination environment provide inherent uncertainty regarding the use of our excess capital above key cash requirements.

Regulatory Developments

Consistent with some of our peers, we have experienced inquiries and requests for information from regulators and attorneys general of certain states as well as various government agencies.  We are working diligently in assessing and understanding the implications of the developments in the regulatory environment, and we are devoting substantial resources towards implementing all of the new rules and complying with requests from inquiries, examinations, and proceedings while meeting the needs and expectations of our clients.

In January 2014, the CFPB initiated an administrative proceeding alleging that our reinsurance activities have violated certain provisions of the Real Estate Settlement Procedures Act.  We believe that we have complied with the Real Estate Settlement Procedures Act and other laws applicable to our former mortgage reinsurance activities, and we intend to vigorously defend against the CFPB’s allegations.  We cannot estimate the amount of loss or a range of possible losses, if any, associated with this matter and there can be no assurance that the ultimate resolution of this matter will not result in losses, fines or penalties which could be material to our results of operations, cash flows or financial position.

For more information about our significant legal and regulatory matters, see Note 16, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements

In January 2014 the CFPB’s rule requiring mortgage originators to evaluate a borrower’s ability to repay their mortgage, commonly referred to as the “ability to repay” rule became effective.  Although failure to comply with the ability to repay rule can give rise to legal liability for mortgage originators, the rule also provides certain legal protection against liability, including a safe harbor for certain mortgages that are “qualified mortgages” within the meaning of the rule.  A mortgage in which points and fees charged to the borrower exceed certain thresholds cannot be a qualified mortgage and may not be readily saleable to the secondary mortgage market investors, including the Agencies, or may only be saleable at substantial discounts or with recourse liability exposure to the mortgage originator.

In an effort to minimize our legal liability under the ability to repay rule and to ensure that the mortgages we originate or purchase will be readily saleable to secondary market investors, we intend to originate or purchase mortgages satisfying the requirements of the qualified mortgage safe harbor whenever possible.  Compliance with this rule required amendments to certain of our private label client agreements, which were executed in the fourth quarter of 2013.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated results of operations:

	Year Ended December 31,
	2013	2012	2011
	(In millions, except per share data)
Net fee income	$482	$526	$468
Fleet lease income	1,386	1,364	1,400
Gain on mortgage loans, net	575	942	567
Mortgage net finance expense	(115)	(121)	(88)
Loan servicing income	436	449	456
Valuation adjustments related to mortgage servicing rights, net	(6)	(502)	(736)
Other income	84	85	147
Net revenues	2,842	2,743	2,214
Depreciation on operating leases	1,211	1,212	1,223
Fleet interest expense	58	68	79
Total other expenses	1,332	1,376	1,114
Total expenses	2,601	2,656	2,416
Income (loss) before income taxes	241	87	(202)
Income tax expense (benefit)(1)	77	(6)	(100)
Net income (loss)	164	93	(102)
Less: net income attributable to noncontrolling interest	29	59	25
Net income (loss) attributable to PHH Corporation	$135	$34	$(127)
Basic earnings (loss) per share attributable to PHH Corporation	$2.36	$0.60	$(2.26)
Diluted earnings (loss) per share attributable to PHH Corporation	$2.06	$0.56	$(2.26)

(1)             Our effective tax rates were 31.8%, (7.0)% and (49.7)% for 2013, 2012 and 2011, respectively.  Our effective tax rates differ from our federal statutory rate of 35%, primarily due to:  (i) amounts of net income attributable to noncontrolling interest (for which no taxes are provided); (ii) state benefits from the impact of applying statutory changes to apportionment factors and tax rate; and (iii) changes in valuation allowances.  See Note 14, “Income Taxes”, in the accompanying Notes to Consolidated Financial Statements for further information.

Segment Results

The following table summarizes segment profit (loss) for our reportable segments,  and a discussion of significant items follows.

	Year Ended December 31,
	2013	2012
	(In millions)
Reportable Segments Profit (Loss):(1)
Mortgage Production segment	$22	$416
Mortgage Servicing segment	157	(462)
Fleet Management Services segment	88	87
Other(2)	(55)	(13)

(1)              Segment profit (loss) is described in Note 23, “Segment Information”, in the accompanying Notes to Consolidated Financial Statements.

(2)              For the years ended December 31, 2013 and 2012, Other primarily represents pre-tax losses on the early repayment of certain unsecured debt obligations which were not allocated to the reportable segments.

Mortgage Production segment profit was $22 million during 2013, compared to $416 million in 2012.  The impact of the increase in mortgage interest rates beginning in the second quarter and declining consumer demand for mortgage loans had a significant effect on the results of the segment, significantly decreasing many of the key drivers of profit when compared to the prior year.  Interest rate lock commitment volume declined by 42% compared to 2012 and applications declined by 19%.  Total loan margins decreased to 344 basis points during 2013, from 392 basis points in 2012.

We experienced a shift in the mix of fee-based closings which increased to 51% of our closings compared to 35% for 2012, reflecting our private label clients’ decisions to retain more mortgage loans on their balance sheets.  The increased mix of fee-based closings adversely affects the profitability of the segment as the revenue per loan on fee-based closings is generally lower than the revenue per loan on saleable closings. Segment profit in 2013 also includes $22 million of severance costs related to reducing our headcount reflecting our attempts to align our cost structure with the current origination environment.   See further discussions above under “—Corporate Strategy” and “—Mortgage Environment”.

Mortgage Servicing segment profit was $157 million for 2013 compared to a loss of $462 million in 2012.  The primary mortgage rate used to value our MSRs increased by 128 basis points in 2013, compared to a decrease of 66 basis points in 2012, which resulted in a benefit to the results of the Mortgage Servicing segment.  Market-related changes in fair value increased the value of our MSRs by $276 million during 2013, compared to a $223 million decrease during 2012.

We experienced a $28 million increase in subservicing fees in 2013 compared to 2012, reflecting a partial year’s impact of the integration of HSBC’s sub-serviced portfolio during the second quarter of 2013. There were related increases in Salaries and related expenses and Other expenses of the Mortgage Servicing segment related to this increase in subservicing activity.

Our repurchase and foreclosure-related charges for 2013 were $7 million, a significant decline from $182 million recorded for 2012.  See “—Risk Management” for additional information regarding our repurchase obligations and potential exposure.

Fleet Management Services segment profit was $88 million for 2013, representing a $1 million increase from 2012.  The fleet management industry continues to experience challenges associated with the economic uncertainties in the U.S. as corporations face cost reduction initiatives and increasing fleet operating costs.  While our average leased vehicle unit count is down slightly from 2012, we continued to grow the average balance of net investment in leases, as our mix has changed to include more expensive truck and service-type vehicles.  We have continued our focus on less capital intensive revenue streams and have grown our service units over the past two years, which we expect to continue in 2014.

Mortgage Production Segment

Segment Overview

Our Mortgage Production segment provides mortgage services, including private-label mortgage services, to financial institutions and real estate brokers through PHH Mortgage.  The segment generates revenue through fee-based mortgage loan origination services and the origination and sale of mortgage loans into the secondary market.  PHH Mortgage generally sells all saleable mortgage loans that it originates to secondary market investors, which include a variety of institutional investors, and retains the servicing rights on mortgage loans sold.  During 2013, 80% of our mortgage loans were sold to, or were sold pursuant to, programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae and the remaining 20% were sold to private investors.  We source mortgage loans through our retail and wholesale/correspondent platforms, as further described below.

Retail Platform.  Through our retail platform, we maintain direct contact with borrowers who are purchasing a home or refinancing a mortgage loan.  We operate either through our teleservices operation or our network of field sales professionals.  Within our teleservices operation, we provide centralized application and loan processing capabilities for our customers.  Our network of field sales professionals are generally located in real estate brokerage offices or are affiliated with financial institution clients around the U.S. and are equipped to provide product information and take mortgage applications.  We also maintain multiple internet sites that provide online mortgage application capabilities for our customers.  Our retail platform consists of our private label services and real estate channels.

The private label services channel includes providing outsourced mortgage origination services for wealth management firms, regional banks and community banks throughout the U.S, including Merrill Lynch Home Loans, a division of Bank of America, National Association, Morgan Stanley Private Bank, N.A. and HSBC Bank USA.  We are a leading provider of private-label mortgage loan originations and in this channel, we offer a complete outsourcing solution, from processing applications through funding, for clients that wish to offer mortgage services to their customers but do not want to maintain the internal infrastructure to operate a mortgage platform.

The real estate channel includes providing mortgage origination services for brokers associated with brokerages owned or franchised by Realogy Corporation and other third-party brokers. Through our affiliations with real estate brokers, we have access to home buyers at the time of purchase.  Substantially all of the originations through the real estate channel are originated from Realogy and Realogy Franchisees.  For the year ended December 31, 2013, we originated mortgage loans for 19% of the transactions in which real estate brokerages owned by Realogy represented the home buyer and 10% of the transactions in which real estate brokerages franchised by Realogy where we have exclusive marketing service agreements, represented the home buyer.  See “Part I—Item 1. Business—Operating Segments” for a further discussion of our relationship with Realogy.

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

Outlook and Trends

Beginning in the second half of 2013, loan margins declined further from the highs of recent periods and mortgage interest rates have remained elevated compared to the historic lows experienced in prior years.  The rise in mortgage interest rates is expected to further decrease industry originations as refinance incentives and opportunities for prospective borrowers decline.  As consumer demand for mortgage loans declined in the third and fourth quarters of 2013, we reduced contract labor, overtime and staffing in our mortgage production operations to align our cost structure with the mortgage production environment.  See “—Executive Summary” for additional information.

The industry also continues to be affected by a variety of other factors including an increasingly complex regulatory compliance environment, and changes to mortgage backed security programs, including increases in guarantee fees.  Future conforming loan origination volumes and loan margins may be negatively impacted by the increases in guarantee fees (which may have the effect of increasing mortgage interest rates charged to borrowers).  See “Part I—Item 1A. Risk Factors—Risks Related to Our Company—Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations, liquidity or cash flows and could require us to fundamentally change our business model in order to effectively compete in the market.” in this Form 10-K.

According to Fannie Mae’s Economic and Housing Outlook, the industry experienced a 16% decline in total loan originations during 2013 compared to 2012, consisting of a 27% decrease in refinancing activity that was offset by a 12% increase in purchase activity.  Our total origination volumes for 2013 reflect lower consumer refinancing demand, our emphasis on growth in our retail platform and efforts to manage cash consumption and loan quality.  Our 2013 refinance originations declined 13% from the prior year, while our purchase originations increased 9% from 2012 levels.

During 2013, we observed a shift in the mix of our originations to a greater percentage of fee-based closings which generally consist of higher average loan amounts than loans closed to be sold.  The amount of fee-based closings is impacted by the mortgage product and loan programs our PLS clients market to their customers, as well as the amount of mortgage loans our clients want to retain on their balance sheets.  Fee-based closings represented 51% and 35% of our total origination volumes during 2013 and 2012, respectively, and this increase was primarily driven by improvements in the market for non-agency jumbo loan production and the full impact of closing volume from the implementation of certain PLS clients during 2012.  See “Part I—Item 1A. Risk Factors—Risks Related to Our Company—The profitability of our Mortgage Production segment has been adversely affected by the increased mix of fee-based closings originated under our existing private label client contracts.  We are currently evaluating a number of alternatives to restructure these contracts to improve the economics of the underlying contractual relationships; however there can be no assurances that we will be successful in these efforts.” in this Form 10-K.

In April 2013, the Federal Housing Finance Agency announced an extension of HARP by two years to December 31, 2015.  This program allows borrowers opportunities to refinance if their loan is owned or guaranteed by Fannie Mae or Freddie Mac and was sold to Fannie Mae of Freddie Mac on or before May 31, 2009, among other eligibility criteria.  We have continued our emphasis on growth in our retail platform which has been positively impacted by borrowers refinancing through the HARP program which represented 20% and 8% of total retail closings units for 2013 and 2012, respectively

During 2013, the mortgage origination environment continued to evolve, as increases in interest rates have significantly reduced refinance origination volumes and the industry is transitioning to a home purchase-driven market.  Fannie Mae’s Economic and Housing Outlook is forecasting a decrease in industry loan originations to $1.3 trillion during 2014 compared to $1.8 trillion during 2013, consisting of a 58% decrease in refinance originations, partially offset by a 14% increase in purchase originations.  Fannie Mae is also projecting that purchase originations will represent 63% of the mortgage industry volumes for 2014 and total home sales will increase by 3% compared to 2013.

Segment Metrics:

	Year Ended December 31,
	2013	2012	2011
	($ In millions)
Loans closed to be sold	$25,675	$36,022	$37,889
Fee-based closings	26,692	19,562	14,056
Total closings	$52,367	$55,584	$51,945
Purchase closings	$19,141	$17,549	$20,404
Refinance closings	33,226	38,035	31,541
Total closings	$52,367	$55,584	$51,945
Retail closings - PLS	$35,136	$31,239	$24,162
Retail closings - Real Estate	12,221	14,280	11,430
Total retail closings	47,357	45,519	35,592
Wholesale/correspondent closings	5,010	10,065	16,353
Total closings	$52,367	$55,584	$51,945
Retail - PLS (in units)	89,137	89,980	76,023
Retail - Real Estate (in units)	50,158	57,033	47,037
Total retail	139,295	147,013	123,060
Wholesale/correspondent (in units)	22,166	47,462	77,992
Total closings (in units)	161,461	194,475	201,052
Loans sold	$27,242	$36,582	$40,035
Applications	$58,824	$72,390	$67,586
IRLCs expected to close	$15,387	$26,599	$33,717
Total loan margin (in basis points)	344	392	271

Segment Results:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Mortgage fees	$307	$346	$295
Gain on mortgage loans, net	575	942	567
Mortgage interest income	63	84	101
Mortgage interest expense	(127)	(150)	(125)
Mortgage net finance expense	(64)	(66)	(24)
Other income	3	12	76
Net revenues	821	1,234	914

Salaries and related expenses	427	419	341
Occupancy and other office expenses	34	31	30
Other depreciation and amortization	13	7	9
Other operating expenses	296	302	251
Total expenses	770	759	631
Income before income taxes	51	475	283
Less: net income attributable to noncontrolling interest	29	59	25
Segment profit	$22	$416	$258

2013 Compared With 2012:  Mortgage Production segment profit was $22 million, a decrease of $394 million, or 95%, from 2012.  Net revenues decreased to $821 million, down $413 million, or 33% compared with the prior year primarily driven by lower loan margins and origination volume resulting from an increase in interest rates.  Segment profit was also negatively affected by a decrease in economic hedge results and a shift in the mix of our originations to a greater percentage of fee-based closings.  Total expenses increased to $770 million, up $11 million, or 1% compared with the prior year driven by higher salaries, benefits and incentives and corporate overhead allocations which were partially offset by a decrease in production expenses resulting from lower closing volumes.

Net revenues.  Mortgage fees decreased to $307 million, down 11% from 2012 driven by a $16 million decrease in application fees related to higher HARP volume (which has lower fee income), a $6 million decrease in correspondent underwriting fees and lower overall fee income from a 12% decline in closing units in our real estate channel.  In addition, origination assistance fees from our PLS channel were $8 million lower compared to the prior year primarily due to higher HARP volume.  Gain on loans was $322 million lower compared to 2012 driven by a 42% decrease in IRLCs expected to close and a 48 basis points decrease in average total loan margins.  During 2013, our IRLCs expected to close were negatively affected by an increase in interest rates leading to lower consumer demand as refinance incentives and opportunities for prospective borrowers declined, as well as an increased mix of fee-based production (where we do not enter into an IRLC).  Economic hedge results were down $65 million, or 36% primarily driven by lower execution gains on mortgage loans sold.

Total expenses. Salaries, benefits and incentives increased by $34 million compared to the prior year which included a $20 million increase in severance expense associated with the actions we took in the second half of 2013, and plan to take in 2014, to adjust our staffing levels for the current origination environment.  In addition, we maintained excess origination capacity earlier in 2013 in preparation for the spring home buying season and the launch of our private label relationship with HSBC.  Other operating expenses declined by $6 million as lower production expenses were partially offset by an increase in corporate overhead allocations.  The decrease in production expenses was largely attributable to lower commissions, contract labor and overtime and production-related direct expenses from lower retail closing and application unit volumes.   The $20 million increase in corporate overhead allocations was driven by information technology-related expenses associated with private label implementations which are allocated fully to the Mortgage Production segment, and higher professional, consulting and technology costs related to strategic initiatives and new outsourcing arrangements.

During 2013, we failed to satisfy certain service level agreements and other performance provisions under some of our mortgage origination assistance agreements and incurred an immaterial amount of contractual penalties related to these issues, and a continuation of our failure to fully satisfy the terms of service-level and other performance provisions of these contracts could result in material penalties or the loss of client relationships.  We have implemented measures to improve our loan processing and customer service delivery in an effort to more fully satisfy the terms of our mortgage origination assistance agreements.

2012 Compared With 2011:  Mortgage Production segment profit was $416 million, an increase of $158 million, or 61%, from 2011.  Net revenues increased to $1.2 billion, up $320 million, or 35% compared with the prior year driven by a shift in the mix of our originations to a greater percentage of retail closings, higher loan margins and demand from a continued low interest rate environment and increased economic hedge results.  Total expenses increased to $759 million, up $128 million, or 20% compared with the prior year driven by increased production expenses resulting from higher retail closings and increases in professional fees and customer service-related expenses.

Net revenues. The number of total retail closings and private label closings increased by 19% and 18%, respectively compared to 2011, which contributed to higher Mortgage fees from a $41 million increase in origination assistance fees from private label clients and a $16 million increase in appraisal and application revenue.  These increases were partially offset by a $7 million decrease in correspondent underwriting fees resulting from our planned reduction in wholesale/correspondent volume.  While Gain on mortgage loans, net was positively impacted from the shift to retail volume, higher loan margins and demand and increased economic hedge results, our IRLCs expected to close declined by 21% resulting from a shift in mix to a greater composition of fee-based closings (where we do not enter into an IRLC) and lower wholesale/correspondent volume. Economic hedge results were up $83 million, or 86%, driven by favorable execution gains on mortgage loans sold and lower interest rate volatility that were partially offset by a lower impact from pullthrough assumptions.  Mortgage net finance expense was $66 million, an increase of $42 million, or 175%, driven by higher allocated financings costs of corporate unsecured borrowings resulting from a higher effective interest rate of the convertible note issuance that was partially offset by a lower average balance and note rate of loans held for sale.  In 2011, Other income was impacted by a $68 million onetime gain from the sale of 50.1% of the equity interests in STARs, an appraisal services business.

Total expenses. The increase in production expenses were largely attributable to salaries, benefits and incentives from a higher average headcount, as well as higher commissions and production-related direct expenses from retail closing volumes.  Average headcount increased compared to 2011 from staffing levels associated with expected future mortgage origination volumes and the development of our mortgage compliance programs, loan quality and customer service initiatives.  Total expenses were also negatively impacted by increases in consulting and outsourcing services (driven by compliance and operational initiatives), higher customer service-related expenses (related to service level and performance agreements) and an increase in corporate overhead allocation (driven by information technology-related expenses associated with private label client implementations).

Selected Income Statement Data:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Gain on mortgage loans, net:
Gain on loans	$482	$804	$482
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(21)	(41)	(11)
Economic hedge results	114	179	96
Total change in fair value of mortgage loans
and related derivatives	93	138	85
Total	$575	$942	$567

Salaries and related expenses:
Salaries, benefits and incentives	$294	$260	$207
Commissions	110	124	98
Contract labor and overtime	23	35	36
Total	$427	$419	$341

Other operating expenses:
Production-related direct expenses	$109	$125	$103
Corporate overhead allocation	101	81	71
Other expenses	86	96	77

Total	$296	$302	$251

Following are descriptions of the contents and drivers of the financial results of the Mortgage Production segment:

Mortgage fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings.  Retail closings and fee-based closings are key drivers of Mortgage fees.  Fee income consists of amounts earned related to application and underwriting fees and fees on cancelled loans.  Fee income also consists of amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from our private-label mortgage outsourcing activities.

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

Salaries and related expenses consist of salaries, payroll taxes, benefits and incentives paid to employees in our mortgage production operations and commissions paid to employees involved in the loan origination process.  Commissions for employees involved in the loan origination process are primarily driven by the volume of retail closings.  Closings from our real estate channel have higher commission rates than private label closings.

Other operating expenses consist of production-related direct expenses, allocations for corporate overhead and other production related expenses.  Production-related direct expenses represent variable costs directly related to the volume of loan originations and consist of appraisal, underwriting and other direct loan origination expenses and are primarily driven by the volume of applications.

Mortgage Servicing Segment

Segment Overview

Our Mortgage Servicing segment services mortgage loans originated by PHH Mortgage, purchases mortgage servicing rights and acts as subservicer for certain clients that own the underlying servicing rights.  The segment principally generates revenue through fees earned from our Mortgage servicing rights or from our subservicing agreements.  Mortgage servicing rights (MSRs) are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio.

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

Our Mortgage Servicing segment also includes the results of our former reinsurance activities from our wholly owned Atrium reinsurance subsidiaries.  Beginning in the second half of 2013, our segment results were no longer impacted by premiums earned on reinsurance contracts or provisions for reinsurance reserves since we no longer had exposure to losses from contractual reinsurance agreements.   See “—Risk Management” for additional information.

Outlook and Trends

Our servicing operations continue to be negatively impacted by conditions in the housing market and general economic factors, including higher unemployment rates, which have led to elevated levels of delinquencies, significant increases in repurchase and indemnification requests and high loss severities on defaulted loans.  Although we believe the Agencies have substantially completed their reviews of loan files from pre-2009 vintages, repurchase and indemnification requests from all investors and insurers have been volatile and the persistency of these recent trends remains extremely uncertain.  These factors, plus the increased regulatory focus on servicing activities, have increased and will likely continue to increase servicing costs across the industry.  See “—Risk Management” for additional information regarding loan repurchase and indemnification trends and our related reserves.

We have experienced a 194% growth in the number of loans subserviced for others between December 31, 2012 and 2013, increasing the size of the unpaid principal balance in our subserviced portfolio to $96.3 billion.  This growth reflects our efforts to migrate our business to a less capital intensive, fee-for-service business model.  In further support of that effort, we have been exploring and implementing funding alternatives for our Mortgage servicing rights, including entering into an agreement in October 2013 with Matrix Financial Services Corporation, a subsidiary of Two Harbors Investment Corp., for their purchase of a portion of our newly-created servicing rights that are eligible for sale, subject to mutually acceptable pricing, while we continue to subservice the underlying loans.  We may experience a decline in the replenishment rate of our Mortgage servicing rights as a result of this emphasis on subservicing relationships.

Segment Metrics:

	December 31,
	2013	2012	2011
	($ In millions)
Total loan servicing portfolio	$226,837	$183,730	$182,387
Number of loans in owned portfolio	824,992	882,591	925,589
Number of subserviced loans	390,070	132,695	138,295
Total number of loans serviced	1,215,062	1,015,286	1,063,884
Capitalized loan servicing portfolio	$129,145	$140,381	$147,088
Capitalized servicing rate	0.99%	0.73%	0.82%
Capitalized servicing multiple	3.4	2.4	2.7
Weighted-average servicing fee (in basis points)	29	30	31

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Average total loan servicing portfolio	$210,379	$185,859	$174,332
Average capitalized loan servicing portfolio	134,028	146,379	142,128
Payoffs and principal curtailments of capitalized portfolio	33,368	38,314	25,168

Segment Results:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Mortgage interest income	$9	$9	$15
Mortgage interest expense	(58)	(62)	(76)
Mortgage net finance expense	(49)	(53)	(61)
Loan servicing income	436	449	456
Change in fair value of mortgage servicing rights	13	(497)	(733)
Net derivative loss related to mortgage servicing rights	(19)	(5)	(3)
Valuation adjustments related to mortgage servicing rights, net	(6)	(502)	(736)
Net loan servicing income (loss)	430	(53)	(280)
Other income	—	—	(2)
Net revenues	381	(106)	(343)
Salaries and related expenses	53	37	33
Occupancy and other office expenses	13	10	10
Other depreciation and amortization	1	—	1
Other operating expenses	157	309	170
Total expenses	224	356	214
Segment profit (loss)	$157	$(462)	$(557)

2013 Compared With 2012:  Mortgage Servicing segment profit was $157 million during 2013, compared to a segment loss of $462 million during 2012.  Our Net revenues increased to $381 million during 2013 driven by positive MSR market-related fair value adjustments resulting from an increase in mortgage interest rates during the period.  During 2012, our Net revenues were negative due to unfavorable MSR market-related fair value adjustments as interest rates declined during that period.  Total expenses decreased to $224 million, down $132 million, or 37% compared with the prior year driven by lower repurchase and foreclosure-related charges that were offset by increases in costs associated with servicing delinquent and foreclosed loans and higher salaries and related expenses primarily associated with the increased subservicing portfolio.

Net revenues.  Servicing fees from our capitalized servicing portfolio decreased by $42 million, or 10% compared to 2012 driven by an 8% decrease in the average capitalized loan servicing portfolio and a decline in the weighted-average servicing fee.  Our MSR replenishment rate was 80% during 2013 and loan payoffs with a higher total servicing fee were replaced by new production with lower servicing fees.  Lower refinancing activity in 2013 resulted in a 15% decrease in payoffs in our capitalized loan servicing portfolio, which drove a $6 million, or 13%, decrease in curtailment interest paid to investors and a $16 million decrease in actual prepayments of the underlying mortgage loans.  During 2013, market-related fair value adjustments increased the value of our MSRs by $276 million compared to a decrease of $223 million in the prior year driven largely by changes in the interest rate environment during each period. The primary mortgage rate used to value our MSR increased by 128 basis points compared to a decrease of 66 basis points during 2012.  While market-related fair value adjustments were positively impacted by increasing interest rates and a steepening of the yield curve during 2013, our market-related fair value adjustments reflect a $35 million decrease from lower projected servicing cash flows for delinquent and foreclosed loans, a $26 million decrease from an update to our prepayment model and a $14 million decrease related to expected prepayment activity from HARP refinances.

During 2013 and 2012, Loan servicing income included losses related to the termination of inactive reinsurance contracts which totaled $21 million and $16 million, respectively.  Loan servicing income for 2013 includes a  positive impact from the assumption of a subservicing portfolio from HSBC with an unpaid principal balance of $47 billion in the second quarter.  Our subservicing fees were $42 million, an increase of $28 million resulting from a 110% increase in the average number of loans in our subserviced portfolio and an increase in the average subservicing fee earned per loan.   We expect subservicing fee income in 2014 to have further growth, both from the full year’s impact of this relationship, and from other business changes consistent with our strategy to position the mortgage business to be less capital intensive, and have more fee-based revenue streams.

Total expenses.  We recorded repurchase and foreclosure-related charges of $7 million during 2013, down $175 million from the prior year.  During 2013, the Agencies worked towards the Federal Housing and Finance Administration’s goal to be complete with all pre-2009 repurchase and indemnification requests by December 31, 2013 and this expectation is included in our estimated reserve for repurchase and foreclosure-related losses as of December 31, 2013.  The $7 million provision during 2013 was primarily driven by expenses not reimbursed pursuant to government mortgage insurance programs that were offset by an improvement in actual and estimated future loss severities.  During 2012, repurchase and foreclosure-related charges were $182 million which was driven by a significant increase in the actual and projected number of repurchase and indemnification requests and a decline in our success rate in appealing repurchase and indemnification requests.  The Agencies focused on clearing the backlog of previously requested loan files for the pre-2009 vintage years and we experienced a 52% increase in the total number of requests in 2012 compared to 2011.

Total expenses were negatively impacted by a $17 million increase in unreimbursed servicing and interest costs and other expenses associated with servicing delinquent and foreclosed loans (primarily government loans).  In addition, Salaries and related expenses increased by $16 million compared to the prior year which was driven by an increase in the average number of permanent employees in 2013 and the full impact of additional resources that were added throughout the second half of 2012 in order to implement new industry servicing and compliances practices.  The increase in permanent employees during 2013 was primarily driven by the transfer of employees of HSBC into our servicing operations when we commenced subservicing activities.

2012 Compared With 2011:  Mortgage Servicing segment loss was $462 million, a decrease of $95 million, or 17%, from 2011.  Net revenues were negative in each period, driven by unfavorable Changes in fair value of mortgage servicing rights resulting from increases in the interest rate environment during each period.  Total expenses increased to $356 million, up $142 million, or 66% compared with the prior year driven by higher repurchase and foreclosure-related charges from an increase in repurchase and indemnification requests and increases in costs associated with servicing delinquent and foreclosed loans.

Net revenues.  We grew our average capitalized loan servicing portfolio by 3% during 2012 which resulted in an $11 million increase in servicing fees from the capitalized portfolio.  Subservicing fees remained constant with the prior year despite a 27% increase in the principal balance of our subserviced loan servicing portfolio since the end of 2011.  We earn fees on a per loan basis and the number of loans in our subserviced portfolio decreased by 4% in the same period, which was offset by an increase in the average subservicing fee earned per loan.  Higher refinancing activity in 2012 resulted in a 65% increase in payoffs in our capitalized loan servicing portfolio, which drove a $16 million, or 55%, increase in curtailment interest paid to investors.  The increase in payoffs also resulted in a $62 million, or 29%, increase in unfavorable adjustments resulting from the realization of expected cash flows that were partially offset by an 11 basis points decrease in the average MSR value of prepayments.  Market-related fair value adjustments decreased the value of our MSRs by $223 million during 2012 compared to $521 million in the prior year which was primarily attributable to a decrease in mortgage interest rates.  The primary mortgage rate used to value our MSR decreased by 66 and 93 basis points during 2012 and 2011, respectively.  The decrease in market-related fair value adjustments for 2011 was further driven by a $40 million impact resulting from our assessment of projected costs associated with servicing delinquent and foreclosed loans and a $20 million unfavorable change related to an increase in projected future prepayments linked to expected borrower participation in HARP.

In 2012, we recorded a $16 million pre-tax loss in Loan servicing income related to the termination of an inactive reinsurance contract that was offset by a $13 million increase in net favorable reinsurance activity from the contract termination and portfolio runoff.  In addition, Mortgage net finance expense was $53 million, a decrease of $8 million, or 13%, driven by lower interest expense allocated to fund our MSRs resulting from a lower average MSR balance.

Total expenses.  The $102 million increase in repurchase and foreclosure-related charges was largely attributable to the Agencies’ focus on clearing the backlog of previously requested loan files related to pre-2009 origination years which led to a 52% increase in actual repurchase and indemnification requests compared to the prior year and a significant increase in our projected number of future repurchase and indemnifications.  We also experienced a decline in our success rate in appealing repurchase requests that was partially offset by a decrease in our estimated future loss severities.  Total expenses were also negatively impacted by a $30 million increase in unreimbursed servicing and interest costs and other expenses associated with servicing delinquent and foreclosed loans (primarily government loans).  In addition, we experienced an increase in consulting fees, outsourcing services and other costs related to managing our servicing platform to comply with new industry servicing and compliance practices that were partially offset by a decrease in the provision for compensatory fees and litigation costs related to foreclosure proceedings.

Selected Income Statement Data:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Loan servicing income:
Servicing fees from capitalized portfolio	$395	$437	$426
Subservicing fees	42	14	14
Late fees and other ancillary servicing revenue	57	62	61
Curtailment interest paid to investors	(39)	(45)	(29)
Net reinsurance loss	(19)	(19)	(16)
Total	$436	$449	$456

Changes in fair value of Mortgage Servicing Rights:
Actual prepayments of the underlying mortgage loans	$(217)	$(233)	$(164)
Actual receipts of recurring cash flows	(46)	(41)	(48)
Market-related fair value adjustments	276	(223)	(521)
Total	$13	$(497)	$(733)

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Other operating expenses:
Repurchase and foreclosure-related charges	$7	$182	$80
Corporate overhead allocation	24	18	15
Other expenses	126	109	75
Total	$157	$309	$170

Following are descriptions of the contents and drivers of the financial results of the Mortgage Servicing segment:

Loan servicing income is primarily driven by the average capitalized loan servicing portfolio and the average servicing fee.  Servicing fees from the capitalized portfolio is driven by recurring servicing fees that are recognized upon receipt of the coupon payment from the borrower and recorded net of guarantee fees due to the investor.  For loans that are subserviced, we receive a nominal stated amount per loan which is less than our average servicing fee related to the capitalized portfolio.  Curtailment interest paid to investors represents uncollected interest from the borrower that is required to be passed onto investors and is primarily driven by the number of loan payoffs.  Net reinsurance income or loss represents premiums earned on reinsurance contracts, net of ceding commission and provisions for reinsurance reserves.

Changes in fair value of mortgage servicing rights include actual prepayments of the underlying mortgage loans, actual receipts of recurring cash flows and market-related fair value adjustments.  The fair value of our MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility, servicing costs and other economic factors.  Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates.  Other factors noted above as well as the overall market demand for MSRs may also affect the valuation.

Actual prepayments are driven by two factors: (i) the number of loans that prepaid during the period and (ii) the current value of the mortgage servicing right asset at the time of prepayment.  Market-related fair value adjustments represent the change in fair value of MSRs due to changes in market inputs and assumptions used in the valuation model.

Other operating expenses consist of repurchase and foreclosure-related charges, allocations for corporate overhead and other servicing related expenses.  Repurchase and foreclosure-related charges are primarily driven by the actual and projected volumes of repurchase and indemnification requests, our success rate in appealing repurchase requests and expected loss severities.  Expected loss severities are impacted by various economic factors including delinquency rates and home price values while our success rate in appealing repurchase requests can fluctuate based on the validity and composition of repurchase demands and the underlying quality of the loan files.

Other expenses are primarily costs directly associated with servicing loans in foreclosure and real estate owned, professional fees and outsourcing fees.

Fleet Management Services Segment

Segment Overview

We principally generate revenue in our Fleet Management Services segment through the amounts earned on operating leasing agreements and fee income earned on additional services and products provided to our fleet management customers.  Fee-based services consist primarily of the following:

Management services to our clients include fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery and administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles.  We receive revenue for management services as a component of the total lease payments, and the management fee revenue is recognized over the lease term.

Maintenance service cards are used to facilitate payment for vehicle repairs and maintenance, provide access to our supplier network and service discounts and offer support services including managerial oversight and reporting of their maintenance programs, fleet performance and related costs.  We receive a fixed monthly fee for these services from our clients as well as additional fees from service providers in our third-party network for individual maintenance services.

Fuel card programs facilitate the payment, monitoring and control of fuel purchases, including access to a variety of fuel brands and consolidated reporting on purchases and transaction monitoring to assist clients with evaluation of their fleet performance and costs.  We receive both monthly fees from our fuel card clients and additional fees from fuel partners and providers.

Accident management services provide clients with immediate assistance upon receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance), an organized vehicle appraisal and repair process through a network of third-party preferred repair and body shops and coordination and negotiation of potential accident claims.  We receive fees from our clients for these services as well as additional fees from service providers in our third-party network for individual incident services.

Driver safety training services are offered to clients and include classroom and behind the wheel training for small groups or individual drivers taught by professional driving instructors.  We receive fees from our clients for these services.

Our net investment in fleet leases includes:

Open-end leases are a form of lease in which the client bears substantially all of the vehicle’s residual value risk.  These leases typically have a minimum term of 12 months and can be continued after that at the lessee’s election for successive monthly renewals.  Upon return of the vehicle by the lessee, we typically sell the vehicle into the secondary market and the client receives a credit or pays the difference between the sale proceeds and the vehicle’s book value. Open-end leases may be classified as operating or direct financing depending upon the nature of the residual guarantee.  As of December 31, 2013, open-end leases represented 98% of our lease portfolio.

Closed-end leases are a form of lease in which we retain the residual risk of the value of the vehicle at the end of the lease term and may be classified as operating or direct financing based on the terms of the individual contracts.  As of December 31, 2013, closed-end leases represented 2% of our lease portfolio.

Outlook and Trends

The fleet management industry has continued to be influenced by the current condition of the U.S. economy and the levels of corporate spending and capital investment which has resulted in corporate cost-reduction initiatives, increasing fleet operating costs, including increasing vehicle acquisition costs, maintenance costs and fuel prices.  In recent years, the mix of our net investment in leases has changed to include more truck and service-type vehicles that have a higher initial capitalized cost, which has offset declines in our leased units.  Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services.

Segment Metrics:

	Average for the
	Year Ended December 31,
	2013	2012	2011
	(In thousands of units)
Leased vehicles	257	265	274
Maintenance service cards	340	338	324
Fuel cards	311	304	295
Accident management vehicles	313	307	298

Segment Results:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Fleet management fees	$175	$180	$173
Fleet lease income	1,386	1,364	1,400
Other income	81	73	73
Net revenues	1,642	1,617	1,646
Salaries and related expenses	70	62	62
Occupancy and other office expenses	14	14	15
Depreciation on operating leases	1,211	1,212	1,223
Fleet interest expense	60	70	82
Other depreciation and amortization	10	10	11
Other operating expenses	189	162	178
Total expenses	1,554	1,530	1,571
Segment profit	$88	$87	$75

2013 Compared With 2012:  Fleet Management Services segment profit was $88 million, an increase of $1 million, or 1%, from 2012.  Net revenues increased to $1.64 billion, up $25 million, or 2% compared with the prior year driven primarily by higher operating lease syndication revenue.  Total expenses increased to $1.55 billion, up $24 million, or 2% compared with the prior year driven by higher cost of goods sold related to operating lease syndication volume and an increase in salaries and related expenses that were partially offset by a decrease in Fleet interest expense resulting from a lower cost of funds rate.

Net revenues.  Fleet management fees were $175 million, a decrease of $5 million, or 3%, driven by lower client participation in driver safety training services.  During 2013, we continued to grow our average maintenance service, fuel card and accident management unit counts compared to 2012; however we experienced a 3% decline in our average number of leased vehicles.  Declines in leasing revenue from lower average vehicle units and the rate billed as the interest component for funding the lease were partially offset by a higher depreciation component for the cost of vehicles under lease resulting from a change in mix to more expensive truck and service-type vehicles.  The amount of gross proceeds related to operating lease syndications was $55 million, an increase of $25 million, or 83% compared to 2012.  Other income was $81 million, an increase of $8 million from 2012 driven by a higher volume of new vehicle sales at our dealerships and an increase in revenues associated with vehicles equipped with onboard technology.

Total expenses.  Salaries and related expenses increased by $8 million compared to the prior year resulting from an increase in the average number of permanent employees due to current and expected growth in the business.  Fleet interest expense decreased by $10 million and was driven by a lower cost of funds rate from new debt issuances that was partially offset by a higher average volume of borrowings.  The unit decline and change in mix of our leased vehicles described above resulted in a slight decrease in Depreciation on operating leases.  The $30 million increase in Cost of goods sold was primarily driven by the increase in operating lease syndication volume and higher volume of vehicle sales at our dealerships compared to 2012.  Other expenses decreased by $5 million primarily due to a decrease in expenses associated with client participation in driver safety training services and lower client concessions that were offset by an increase in costs for vehicles equipped with onboard technology.

2012 Compared With 2011:  Fleet Management Services segment profit was $87 million, an increase of $12 million, or 16%, from 2011.  Net revenues decreased to $1.62 billion, down $29 million, or 2% compared with the prior year driven primarily by lower operating lease syndication revenue.  Total expenses decreased to $1.53 billion, down $41 million, or 3% compared with the prior year driven by lower cost of goods sold related to operating lease syndication volume and a decrease in Fleet interest expense primarily resulting from a lower cost of funds rate.

Net revenues.  We grew our average maintenance service, fuel card and accident management unit counts compared to 2011.  Fleet management fees were $180 million, an increase of $7 million, or 4%, driven by the higher average maintenance service unit counts, higher client participation in driver safety draining services and a $4 million increase in asset-based fleet management services, including an increase resulting from client asset dispositions.  Our average number of leased vehicles declined by 3% compared to the prior year which contributed to lower Leasing revenue.  While our average leased vehicles declined, we experienced growth in our net investment in leases resulting from a change in mix to more expensive truck and service-type vehicles.  This mix shift partially offset the decline in Leasing revenue from the lower unit counts due to the higher depreciation component for the cost of vehicles under lease.  The amount of gross proceeds related to operating lease syndications was $30 million, a decrease of $26 million, or 46% compared to 2011.  Other income remained constant with the prior year despite a $4 million decrease in the gains on used car sales due to a lower volume of used car sales.  Lower used car sales were offset by higher revenues associated with vehicles equipped with onboard technology and gains on vehicles sales at our dealerships from new remarketing strategies.

Total expenses.  The decline and change in mix of our leased vehicles units described above also resulted in an $11 million net decrease in Depreciation on operating leases.  Fleet interest expense decreased by $12 million driven by an $8 million decline in leasing interest expense related to a lower cost of funds rate from new debt issuances that was partially offset by a higher average volume of borrowings.  Fleet interest expense was also positively impacted by $4 million compared to 2011 from lower fair value adjustments related to interest rate contracts on asset-backed debt and lower amortization of deferred financing fees.  The $23 million decrease in Cost of goods sold was mainly driven by the decrease in the amount of operating lease syndication volume compared to 2011.  Other expenses increased by $5 million primarily due to an increase in expenses associated with client participation in driver safety training services and vehicles equipped with onboard technology.

Selected Income Statement Data:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Fleet lease income:
Leasing revenue	$1,331	$1,334	$1,344
Operating lease syndication revenue	55	30	56
Total	$1,386	$1,364	$1,400

Other operating expenses:
Cost of goods sold	$109	$79	$102
Corporate overhead allocation	48	46	44
Other expenses	32	37	32
Total	$189	$162	$178

Following are descriptions of the contents and drivers of the financial results of the Fleet Management Services segment:

Fleet lease income consists of leasing revenue related to operating and direct financing leases as well as the gross sales proceeds associated with our operating lease syndications.  Leasing revenue related to operating leases consists of an interest component for the funding cost inherent in the lease as well as a depreciation component for the cost of the vehicles under lease.  Leasing revenue related to direct financing leases consists of an interest component for the funding cost inherent in the lease.  We originate certain leases with the intention of syndicating to banks and other financial institutions, which includes the sale of the underlying assets and assignment of any rights to the leases. Upon the transfer and assignment of operating leases that qualify for sales treatment, we record the gross proceeds from the sale within Fleet lease income.

Other income primarily consists of gross sales proceeds from our owned vehicle dealerships, the net gain or loss from the sale of used vehicles and other ancillary revenues.

Depreciation on operating leases is the depreciation expense associated with vehicles under operating leases included in Net investment in fleet leases.

Fleet interest expense is primarily driven by the average volume and cost of funds rate of outstanding borrowings and consists of interest expense associated with borrowings related to leased vehicles, changes in market values of interest rate derivative contracts related to vehicle asset-backed debt and amortization of deferred financing fees.

Other operating expenses consist of cost of goods sold, allocations for corporate overhead and other expenses.  Cost of goods sold represents the acquisition cost of vehicles at our dealerships and the carrying value of certain operating leases syndicated to banks and other financial institutions.

Other expenses include costs related to driver safety training services, vehicles equipped with onboard technology, professional fees and other expenses related to managing our fleet services.

Other

Overview

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

Results:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net revenues	$(2)	$(2)	$(3)
Salaries and related expenses	73	77	71
Occupancy and other office expenses	4	4	4
Fleet interest expense	(2)	(2)	(3)
Other depreciation and amortization	9	8	4
Other operating expenses	142	69	54
Total, expenses before allocation	226	156	130
Corporate overhead allocation	(173)	(145)	(130)
Total expenses	53	11	—
Net loss before income taxes	$(55)	$(13)	$(3)

2013 Compared With 2012:  Net loss before income taxes was $55 million, compared to a loss of $13 million in 2012.  Total expenses before corporate allocations increased to $226 million, up $70 million, or 45%, compared with the prior year driven by higher costs associated with the early repayment of certain unsecured debt and an increase in professional and consulting fees.

Total expenses.  We continued to execute on our strategy to improve our liquidity position and capital structure and repaid portions of certain unsecured debt during each period.  During 2013, Other expenses includes a $54 million pre-tax loss for debt tender premiums and costs associated with the early retirement of a portion of the Senior notes due in 2016, compared to a $13 million pre-tax loss during 2012 related to the repayment of the Medium-term notes due in 2013.  Professional fees increased by $29 million compared to the prior year which was driven by fees associated with risk management and strategic initiatives and higher information technology costs.  The increase in technology costs during 2013 was driven by private label client implementations in our Mortgage Production segment and costs related to our new outsourcing arrangement for technology infrastructure management and application development.

2012 Compared With 2011:  Net loss before income taxes was $13 million, an increase of $10 million from 2011.  Total expenses before corporate allocations increased to $156 million, up $26 million, or 20% compared with the prior year driven by costs associated with the early repayment of certain unsecured debt and higher salaries and related expenses.

Total expenses.  Other expenses includes a $13 million pre-tax loss resulting from debt tender premiums and costs related to the early repayment of the Medium-term notes due in 2013 and a $3 million increase in computer software and hardware expenses related to investments in our information technology infrastructure.  Professional fees remained constant with the prior year as higher information technology-related expenses related to new private label client implementations in our Mortgage production segment were offset by fees incurred during 2011 related to the development of our information technology infrastructure that were nonrecurring.

The increase in Salaries and related expenses was driven by a higher average headcount, an increase in management incentives and additional severance associated with the separation of certain executives during 2012.

Selected Income Statement Data:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Other operating expenses:
Professional fees	$61	$32	$32
Other expenses	81	37	22
Total	$142	$69	$54

Corporate overhead allocation:
Mortgage Production segment	$101	$81	$71
Mortgage Servicing segment	24	18	15
Fleet Management Services segment	48	46	44
Other	(173)	(145)	(130)
Total	$—	$—	$—

Following are descriptions of the contents and drivers of our financial results:

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

Corporate overhead allocation to each segment is determined based upon the actual and estimated usage by function or expense category.

RISK MANAGEMENT

We are exposed to various business risks which may significantly impact our financial results including, but not limited to: (i) interest rate risk; (ii) consumer credit risk; (iii) commercial credit risk; (iv) counterparty and concentration risk; (v) liquidity risk; and (vi) foreign exchange risk. Our risk management framework and governance structure are intended to provide oversight and ongoing management of the risks inherent in our business activities and create a culture of risk awareness.  The Finance and Risk Management Committee of the Board of Directors provides oversight with respect to our risk management function and the policies, procedures and practices used in identifying and managing our material risks. Our Chief Executive Officer and Chief Risk Officer are responsible for the design, implementation and maintenance of our enterprise risk management program.

Our Risk Management organization, working with each of our businesses, oversees governance processes and monitoring of these risks including the establishment of risk strategy and documentation of risk policies and controls.  The Risk Management organization operates independently of the business units, but works in partnership to provide oversight of enterprise risk management and controls. This includes establishing enterprise-level risk management policies, appropriate governance activities and creating risk transparency through risk reporting.

Risks unique to our Mortgage businesses are governed through various committees including, but not limited to: (i) interest rate risk, including development of hedge strategy and policies, monitoring hedge positions and counterparty risk; (ii) quality control, including audits related to the processing, underwriting and closing of loans, findings of any fraud-related reviews and reviews of post-closing functions, such as FHA insurance and monitoring of overall portfolio delinquency trends and recourse activity; and (iii) credit risk, including establishing credit policy, product development and changes to underwriting guidelines.

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

Our Mortgage Production segment and Mortgage Servicing segment are both subject to variability in results of operations due to fluctuations in interest rates.  In a declining interest rate environment, we would expect our Mortgage Production segment’s results of operations to be positively impacted by higher loan origination volumes and improved loan margins while we would expect the results of operations of our Mortgage Servicing segment to decline due to higher actual and projected loan prepayments related to our capitalized loan servicing portfolio.  In a rising interest rate environment, we would expect a negative impact on the results of operations of our Mortgage Production segment and our Mortgage Servicing segment’s results of operations to be positively impacted. The interaction between the results of operations of our Mortgage segments is a core component of our overall interest rate risk strategy.

Our Fleet Management Services business is subject to variability in results of operations from fluctuations in interest rates due to changes in variable-rate leases that may be funded by fixed-rate or variable rate debt.

Refer to “—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of assets and liabilities sensitive to interest rates.  For more information, see “Part I—Item 1A. Risk Factors—Risks Related to our Company—Certain hedging strategies that we may use to manage risks associated with our assets, including mortgage loans held for sale, interest rate lock commitments, mortgage servicing rights and foreign currency denominated assets, may not be effective in mitigating those risks and could result in substantial losses that could exceed the losses that would have been incurred had we not used such hedging strategies. and Changes in interest rates could materially and adversely affect our volume of mortgage loan originations or reduce the value of our mortgage servicing rights, either of which could have a material adverse effect on our business, financial position, results of operations, liquidity or cash flows. “ in this Form 10-K.

Mortgage Loans and Interest Rate Lock Commitments

Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding.  Our Mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and our Interest rate lock commitments, are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market.  As such, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. Loan commitments generally range between 30 and 90 days; and we typically sell mortgage loans within 30 days of origination.

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

We consider the estimated benefit of new originations on our Mortgage Production segment’s results of operations to determine the net economic value change from a decline in interest rates, and we continuously evaluate our ability to replenish lost MSR value and cash flow due to increased prepayments.  A replenishment rate greater than 100% is one indicator of the benefit of mortgage loan originations offsetting lost MSR value.  During the year ended December 31, 2013, our replenishment rate was 80% which reflects $22.1 billion of additions to our capitalized servicing portfolio compared to $27.8 billion of loan payoffs.  We have seen our replenishment rate decline from 189% in 2011, to 97% in 2012, to 80% in 2013 which has been driven by reductions in wholesale/correspondent volume and an increase in the mix of fee-based closings.  Our replenishment rate for 2014 is expected to be negatively impacted by the agreement we executed in the fourth quarter of 2013 with Matrix Financial Services Corporation, a subsidiary of Two Harbors Investment Corp., for their purchase of a portion of our newly-created servicing rights that are eligible for sale, while we continue to subservice the underlying loans.

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

Indebtedness

The asset-backed debt used to finance much of our operations is exposed to interest rate fluctuations. We may use certain hedging strategies and derivative instruments to create a desired mix of fixed- and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies may include swaps and interest rate caps. We primarily issue variable-rate debt, which more closely matches the characteristics of the related assets, including the net investment in variable-rate lease assets.  From time to time, derivatives that convert variable cash flows to fixed cash flows are used to manage the risk associated with variable-rate debt and net investment in fixed-rate lease assets. Such derivatives may include freestanding derivatives and derivatives designated as cash flow hedges.

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

In an effort to minimize losses from loan repurchases and indemnifications, we focus on originating high quality mortgage loans and closely monitoring investor and agency eligibility requirements for loan sales.  To monitor our loan production for such issues, our quality review teams perform audits related to the processing, underwriting and closing of mortgage loans prior to, or shortly after, the sale of loans to identify any potential repurchase exposures due to breach of representations and warranties.  In addition, when an investor requests that we repurchase a loan that we originated, we perform a comprehensive review of the loan file to determine if a breach of representation and warranties occurred prior to authorizing the repurchase of the loan.

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with capitalized Mortgage servicing rights as well as loans subserviced for others:

	December 31,
	2013	2012
Portfolio Delinquency:(1)
30 days	1.82%	1.93%
60 days	0.62%	0.52%
90 days or more	0.90%	0.70%
Total(2)	3.34%	3.15%

Foreclosure/real estate owned(3)	2.36%	1.92%

(1)	Represents the total loan servicing portfolio delinquencies as a percentage of the total unpaid principal balance of the portfolio.

(2)

The total servicing portfolio increased during 2013 due to the assumption of a new subservicing portfolio.  Excluding the subservicing portfolio assumed during 2013, the Company’s total portfolio delinquency and foreclosure/real estate owned based on the unpaid principal balance were 2.86% and 1.64%, respectively.

(3)              As of December 31, 2013 and 2012, there were loans in foreclosure with an unpaid principal balance of $4.7 billion and $3.0 billion, respectively. Excluding the subservicing portfolio assumed during 2013, the Company’s foreclosed loans had an unpaid principal balance of $2.6 billion.

December 31,
	2013	2012
Major Geographical Concentrations:(1)
California	16.2%	15.0%
New York	16.1%	7.2%
Florida	6.6%	6.7%
New Jersey	5.8%	6.1%
Other	55.3%	65.0%

(1)	Includes loans related to the assumption of a subservicing portfolio during 2013.

The following table summarizes the percentage of loans that are greater than 90 days delinquent, in foreclosure and real estate owned based on the unpaid principal balance for significant geographical concentrations:

December 31, 2013
New York	26.3%
Florida	12.9%
New Jersey	11.0%
California	6.8%

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

If there is no breach of a representation and warranty provision, then there is no obligation to repurchase the loan or indemnify the investor against loss. In the event of a breach of these representations and warranties, the investor will issue a repurchase demand and we may be required to repurchase the mortgage loan or indemnify the investor against loss. We subject the population of repurchase and indemnification requests to a review and appeals process to establish the validity of the claim and determine our corresponding obligation.  We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold.  This liability represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  In limited circumstances, the full risk of loss on loans sold is retained to the extent the liquidation of the underlying collateral is insufficient. In some instances where we have purchased loans from third parties, we may have the ability to recover the loss from the third party originator.

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

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of December 31, 2013, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $30 million which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans.  The Company’s estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of our underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.

In 2013, we experienced a continued elevated level of mortgage loan repurchase and indemnification requests as the Agencies focused on completing their reviews of loans for pre-2009 origination years.  Our liability for probable losses related to repurchase and indemnification obligations as of December 31, 2013 reflects our belief that the Agencies are substantially complete with their review of loans originated prior to 2009 and that we have received the related repurchase requests.  As of December 31, 2013, 75% of the unpaid principal balance of our unresolved requests relates to loans originated between 2005 and 2008, but we expect the composition of requests to migrate towards more recent origination years after the existing requests are resolved.

Fannie Mae and Freddie Mac have established a new representation and warranty framework for conventional loans sold or delivered on or after January 1, 2013. The new framework is expected to provide increased transparency and certainty to lenders with respect to repurchase exposure on future loan sales and provide relief of certain repurchase obligations provided loans meet specific payment requirements including 36 months of consecutive on-time payments, except for loans originated under the Home Affordable Refinance Program, which requires only 12 months of acceptable payment history.  The new representation and warranty framework is also expected to change the quality control review processes of Fannie Mae and Freddie Mac, including changing the timing of reviews and establishing consistent guidelines around the review and appeal process.  Throughout 2013, Fannie Mae and Freddie Mac were primarily focused on file reviews for pre-2009 vintage years. As such, the full impact of the new framework is extremely uncertain; however we will continue to monitor the Agencies’ behavior towards file reviews of loans sold or delivered under the new framework.  These rules will likely impact the processing of representation and warranty claims on a prospective basis and may impact our future expectations of repurchase and indemnification liabilities, our success rate in appealing requests and loss severities for loans sold or delivered after January 1, 2013.

See Note 15, “Credit Risk”, in the accompanying Notes to Consolidated Financial Statements for additional information regarding our repurchase and foreclosure-related reserves.

Repurchase and foreclosure-related reserves consist of the following:

	December 31,
	2013	2012
	(In millions)
Loan repurchase and indemnification liability	$100	$140
Allowance for probable foreclosure losses	20	28
Adjustment to value for real estate owned	22	23
Total	$142	$191

The table below presents the trend over the most recent quarters of our repurchase and foreclosure-related reserves activity and the number of repurchase and indemnification requests received:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2013	2013	2013	2013	2012
	($ In millions)
Balance, beginning of period	$180	$191	$194	$191	$176
Realized losses	(21)	(15)	(20)	(17)	(27)
Increases (decreases) in reserves due to:
Change in assumptions	(19)	—	11	15	37
New loan sales	2	4	6	5	5
Balance, end of period	$142	$180	$191	$194	$191

Repurchase and indemnification requests received (number of loans)	1,017	735	603	886	980

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	December 31, 2013			December 31, 2012
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total (4)	Requests	Requests	Total (4)
	(In millions)
Agency Invested:
Claim pending (1)	$19	$—	$19	$25	$1	$26
Appealed (2)	43	5	48	49	7	56
Open to review (3)	74	5	79	44	23	67
Agency requests	136	10	146	118	31	149

Private Invested:
Claim pending (1)	9	—	9	8	—	8
Appealed (2)	16	2	18	16	2	18
Open to review (3)	16	2	18	33	5	38
Private requests	41	4	45	57	7	64
Total	$177	$14	$191	$175	$38	$213

(1)       Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)       Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant.  Based on claims received and appealed during the year ended December 31, 2013 that have been resolved, we were successful in refuting approximately 90% of claims appealed.

(3)       Open to review status represents loans where we have not completed our review process.  We appealed approximately 65% of claims received and reviewed during the year ended December 31, 2013.

(4)       Investors may make repurchase demands based on unresolved mortgage insurance rescission notices.  In these cases, the total unresolved requests balance includes certain loans that are currently subject to both an outstanding repurchase demand and an unresolved mortgage insurance rescission notice.

Mortgage Loans in Foreclosure and Real Estate Owned

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of December 31, 2013, mortgage loans in foreclosure were $172 million, net of an allowance for probable losses of $20 million, and were included in Other assets in the accompanying Consolidated Balance Sheets.

Real estate owned, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of December 31, 2013, real estate owned were $51 million, net of a $22 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Consolidated Balance Sheets.

Mortgage Reinsurance

We no longer have exposure to consumer credit risk through reinsurance activities since we no longer have any contractual reinsurance agreements.  In 2013, we terminated our remaining inactive reinsurance contract that resulted in a pre-tax loss of $21 million for the year ended December 31, 2013, which was recorded in Loan servicing income in the Consolidated Statements of Operations.  See Note 15, “Credit Risk”, in the accompanying Notes to Consolidated Financial Statements for additional information regarding the termination agreement.

In 2012, we terminated one of our inactive reinsurance contracts.  During the year ended December 31, 2012, this termination resulted in a pre-tax loss of $16 million which was recorded in Loan servicing income in the Consolidated Statements of Operations.

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

Vehicle leases are primarily classified as operating leases; however, as of December 31, 2013, direct financing leases comprised 3% of our Net investment in fleet leases and there were no related receivables that were greater than 90 days delinquent.

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

We manage our exposure to risk from derivative counterparties through entering into bilateral collateral agreements and legally enforceable master netting agreements with many counterparties.  As of December 31, 2013, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.

Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

The Mortgage Production segment has exposure to risk related to the volume of transactions with individual counterparties.  During the year ended December 31, 2013, 21% of our mortgage loan originations were derived from our relationships with Realogy and its affiliates, 29% were derived from Merrill Lynch Home Loans, a division of Bank of America, National Association and 12% were derived from Morgan Stanley Private Bank, N.A. Our agreement with Merrill Lynch expires in accordance with its terms in December 2015 and Realogy has certain contractual termination rights beginning February 2015.  Our inability to renew the respective agreements, or the insolvency or inability of Realogy, Merrill Lynch, or Morgan Stanley to perform their obligations under their respective agreements with us, could have a negative impact on our Mortgage Production segment.  See “Part I—

Item 1A. Risk Factors—Risks Related to Our Company—The private label originations of our Mortgage Production segment are substantially dependent upon a small number of client relationships, including those with Merrill Lynch Home Loans, a division of Bank of America, National Association and Morgan Stanley Private Bank, N.A.. The termination or non-renewal of our contractual agreements with certain of these clients would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit of our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations and cash flows.  and Our Mortgage Production segment is substantially dependent upon our relationship with Realogy, and the termination or non-renewal of our contractual agreements with Realogy would have a material adverse effect on our business, financial position, results of operations and cash flows.” in this Form 10-K.

The Mortgage Servicing segment has exposure to concentration risk associated with the amount of our servicing portfolio for which we must maintain compliance with the requirements of the GSE servicing guides. As of December 31, 2013, 63% of our servicing portfolio relates to loans governed by these servicing guides.

For the year ended December 31, 2013, the Fleet Management Services segment had no significant client concentrations as no client represented more than 5% of the Net revenues of the business.

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

Foreign Exchange Risk

We also have exposure to foreign exchange risk through: (i) our investment in our Canadian operations; (ii) any U.S. dollar borrowing arrangements we may enter into to fund Canadian dollar denominated leases and operations; and (iii) any foreign currency swap forward-exchange contracts that we may enter into.

LIQUIDITY AND CAPITAL RESOURCES

We manage our liquidity and capital structure to fund growth in assets, to fund business operations and to meet contractual obligations, including maturities of our indebtedness. In developing our liquidity plan, we consider how our needs may be impacted by various factors including maximum liquidity requirements during the period, fluctuations in assets and liability levels due to changes in business operations, upcoming debt maturities, levels of interest rates and working capital needs. We also assess market conditions and capacity for debt issuance in various markets we access to fund our business needs.  Our primary operating funding needs arise from the origination and financing of mortgage loans, the purchase and funding of vehicles under management and the retention of mortgage servicing rights. Our liquidity needs can also be significantly influenced by changes in interest rates due to collateral posting requirements from derivative agreements as well as the levels of repurchase and indemnification requests.

Our sources of liquidity include: unrestricted Cash and cash equivalents; committed and uncommitted credit facilities; cash flows from assets under management; proceeds from the sale or securitization of mortgage loans and lease assets; secured borrowings, including the asset-backed debt markets; cash flows from operations (including service fee and lease revenues); the unsecured debt markets; and equity capital (including retained earnings).  The Agency MBS, whole-loan, and non-conforming markets for mortgage loans have historically provided substantial liquidity for our mortgage loan production operations. A large component of the mortgage backed securities we sell is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”). During the year ended December 31, 2013, 97% of our loans closed to be sold were conforming loans. During 2013, our sales of non-agency (or non-conforming) loans have been focused on whole-loan sales to specified investors under best-efforts commitments, and we expect this to continue into 2014.

During 2013 we issued $350 million of 6.375% Senior notes due in 2021 and used the proceeds to repay $280 million aggregate principal of the 9.25% Senior Notes due 2016.  Our 2013 results include a $54 million pre-tax loss from this early repayment.  We also entered into an agreement with Matrix Financial Services Corporation, a subsidiary of Two Harbors Investment Corp., for their purchase of a portion of our newly-created servicing rights that are eligible for sale, subject to mutually acceptable pricing, while we continue to subservice the underlying loans.  We believe this funding relationship will contribute positively to our cash flows while diversifying our funding sources and allowing us to maintain scale for our servicing operations. The execution of these funding alternatives for MSRs along with our business optimization efforts as discussed in “Overview—Executive Summary”, should help us migrate to a less capital intensive, fee-for-service business model that is less dependent upon the unsecured debt markets.

Throughout 2013 we have made progress with regard to the milestones we need to achieve in order to use our excess capital above our key cash requirements.  Additionally, as part of our strategy to maximize shareholder value, we are exploring the separation or sale of our fleet business, our mortgage business or both of our businesses.  As part of this process, we will evaluate the use of any excess cash, which may include strategic business investments, the prepayment of unsecured debt and the return of capital to our shareholders.  We expect that the mortgage production environment will be challenging in 2014 driven by reduced industry originations and the potential for margin compression as a result of increased competitive pressures.  As a result of these challenges, our overall mortgage business could produce negative cash flow in 2014 as a result of increased cash consumption in the Mortgage Production Segment.  These pressures resulting from the mortgage origination environment provide inherent uncertainty regarding the use of our excess capital above key cash requirements.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months. We expect aggregate capital expenditures to be between $40 million and $45 million for 2014, in comparison to $32 million for 2013.

We continue to monitor developments in regulations that may impact our businesses including the Dodd-Frank Act and ongoing GSE reforms that could have a material impact on our liquidity. For more information, see “Part I—Item 1A. Risk Factors—Risk Related to our Company—Our Mortgage businesses are complex and heavily regulated, and the full impact of regulatory developments to our businesses remains uncertain. In addition, we are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, and increased costs that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation. “ and “Part I—Item 1A. Risk Factors—Risk Related to our Company—We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Failure to maintain our relationships with each of Fannie Mae, Freddie Mac and Ginnie Mae would materially and adversely affect our business, financial position, results of operations or cash flows.”

Cash Flows

As of December 31, 2013, we had Cash and cash equivalents of $1.2 billion, an increase of $416 million from $829 million as of December 31, 2012.  We continue to maintain an excess cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we consider in our analysis of cash needs as of December 31, 2013:

▪         A minimum of $250 million for the repayment of Convertible notes that are due in the third quarter of 2014;

▪         $200 million for identified contingencies related to mortgage loan repurchases and legal and regulatory matters;

▪         $100 million to $125 million cash reserves for mortgage-related interest rate risk management activities; and

▪         $200 million to $250 million minimum for working capital needs.

In addition to the cash needs identified above, we had $99 million of unrestricted cash available for use in variable interest entities and $110 million in unrestricted cash held for use in Canada by subsidiaries of our Fleet Management Services segment.  We believe our improved liquidity position provides us with increased flexibility in our capital planning objectives.

The following table summarizes the changes in Cash and cash equivalents:

	Year Ended
	December 31,
	2013	2012	Change
		(In millions)
Cash provided by (used in):
Operating activities	$2,709	$2,057	$652
Investing activities	(1,177)	(1,215)	38
Financing activities	(1,112)	(427)	(685)
Effect of changes in exchange rates on Cash and cash equivalents	(4)	—	(4)
Net increase in Cash and cash equivalents	$416	$415	$1

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  In addition to depreciation and amortization, the operating results of our reportable segments are impacted by the following significant non-cash activities:

▪         Mortgage Production —Capitalization of mortgage servicing rights

▪         Mortgage Servicing —Change in fair value of mortgage servicing rights

▪         Fleet Management Services —Depreciation on operating leases

During the year ended December 31, 2013, cash provided by our operating activities was $2.7 billion.  This is primarily reflective of $1.9 billion of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment.  Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing and Fleet Management Services segments.

The net cash provided by the operating activities of our Mortgage Production segment resulted from a $1.3 billion decrease in Mortgage loans held for sale in our Consolidated Balance Sheets between December 31, 2013 and 2012, which is the result of timing differences between origination and sale as of the end of each period.  The decrease in Mortgage loans held for sale also resulted in a decrease in Mortgage Asset-Backed Debt, as further described in Financing Activities.

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

During the year ended December 31, 2013, cash used in our investing activities was $1.2 billion, which primarily consisted of $1.3 billion in net cash outflows from the purchase and sale of vehicles that was partially offset by a $187 million net decrease in Restricted cash, cash equivalents and investments primarily due to $118 million of restricted cash that was settled related to the termination of a reinsurance agreement in 2013 and a $43 million decrease in restricted cash used as overcollateralization for fleet securitizations.

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

Financing Activities

Our cash flows from financing activities include proceeds from and payments on borrowings under our vehicle management asset-backed debt, mortgage asset-backed debt and unsecured debt facilities.  The fluctuations in the amount of borrowings within each period are due to working capital needs and the funding requirements for assets supported by our secured and unsecured debt, including Net investment in fleet leases, Mortgage loans held for sale and Mortgage servicing rights.  As of the end of each quarter, our financing activities and Consolidated Balance Sheets reflect our efforts to maximize secured borrowings against the available asset base, increasing the ending cash balance.  Within each quarter, excess available cash is utilized to fund assets rather than using the mortgage and vehicle asset-backed borrowing arrangements, given the relative borrowing costs and returns on invested cash.

During the year ended December 31, 2013, cash used in our financing activities was $1.1 billion which related to $1.1 billion of net payments on secured borrowings resulting primarily from the decreased funding requirements for Mortgage loans held for sale described in operating activities, and $62 million of net proceeds from unsecured borrowings resulting from the issuance of Senior notes due 2021 and the repayment of a portion of the principal amount of Senior notes due 2016.  Debt tender premiums and costs of $50 million were paid related to the early repayment of the 2016 Notes which was included in operating activities. In addition, other financing activities includes $41 million of distributions to noncontrolling interests.

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

Debt

We utilize both secured and unsecured debt as key components of our financing strategy.  Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	December 31,
	2013	2012
	(In millions)
Restricted cash, cash equivalents and investments	$234	$425
Mortgage loans held for sale	834	2,174
Net investment in fleet leases	3,653	3,636
Mortgage servicing rights	1,279	1,022
Total	$6,000	$7,257

Asset-backed debt is used primarily to support our investments in vehicle management and mortgage assets, and is secured by collateral which includes certain Mortgage loans held for sale, Net investment in fleet leases, Accounts receivable and Restricted cash and cash equivalents.  The outstanding balances under the asset-backed debt facilities vary daily based on our current funding needs for eligible collateral and our decisions regarding the use of excess available cash to fund assets.  In addition, amounts undrawn and available under our revolving credit facilities can be utilized to supplement asset-backed facilities and provide for the funding of vehicles in the U.S. and Canada, as well as the funding of mortgage originations.

The following table summarizes our Debt as of December 31, 2013:

	Balance	Collateral(1)
	(In millions)
Vehicle management asset-backed debt	$3,481	$3,851
Secured Canadian credit facility	—	—
Mortgage asset-backed debt	775	829
Unsecured debt	1,249	—
Total	$5,505	$4,680

(1)	Assets held as collateral are not available to pay our general obligations.

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

Our funding strategy for the Fleet Management Services segment includes the issuance of asset-backed notes as follows:

Term notes:  provide a fixed funding amount at the time of issuance, and include:

▪         Term notes, in amortization contain provisions where the monthly collection of lease payments allocable to the series is used in repayment of principal until the notes are paid in full.

▪         Term notes, in revolving period contain provisions that allow the outstanding debt to revolve for a specified period of time. During the revolving period, the monthly collection of lease payments allocable to each outstanding series creates availability to fund the acquisition of vehicles and/or equipment to be leased to customers. Upon expiration of the revolving period, notes begin amortizing.

Variable-funding notes provide a committed capacity which may be drawn upon as needed during a commitment period, which is primarily 364 days in duration, but may extend to a two-year duration for some facilities.   Similar to revolving term notes, the monthly collection of lease payments creates availability to fund the acquisition of vehicles and/or equipment to be leased to customers.  Available committed capacity under Variable-funding notes may be used to fund growth in Net investment in fleet leases during the term of the commitment.

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

▪         our ability to maintain a sufficient level of eligible assets, collateral, or credit enhancements; and

▪         our ability to comply with certain financial covenants (see “— Debt Covenants” below for additional information).

Vehicle management asset-backed funding arrangements consisted of the following facilities as of December 31, 2013:

				End of	Estimated
		Total	Available	Revolving	Maturity
	Balance	Capacity	Capacity(1)	Period(2)	Date(3)
		(In millions)
Chesapeake 2009-3	$13	n/a	n/a	n/a	09/07/14
Chesapeake 2011-2	325	n/a	n/a	n/a	04/07/17
Chesapeake 2012-1	490	n/a	n/a	n/a	06/07/16
Chesapeake 2012-2	578	n/a	n/a	n/a	03/07/17
Term notes, in amortization	1,406

Chesapeake 2013-1	700	700	—	05/22/14	07/07/18
Term notes, in revolving period	700	700	—

Chesapeake 2013-2	760	780	20	07/09/14	08/07/18
Chesapeake 2013-3	—	520	520	07/10/15	n/a
FLRT 2010-2	598	769	171	08/30/14	06/15/23
Variable-funding notes	1,358	2,069	711

Other	17	n/a	n/a
Total	$3,481	$2,769	$711

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

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

Secured Canadian Credit Facility

The Secured Canadian credit facility provides up to $118 million (C$125 million) of committed revolving capacity. Available borrowing capacity under the facility is based on a borrowing base calculation which considers eligible unencumbered vehicle leases, certain purchased vehicles not yet subject to lease, and account receivables for ancillary services.  The facility is scheduled to expire on August 2, 2015.  As of and during the year ended December 31, 2013, there were no amounts outstanding under the Secured Canadian credit facility.

Mortgage Asset-Backed Debt

Mortgage asset-backed debt primarily represents variable-rate mortgage repurchase facilities to support the origination of mortgage loans.  Mortgage repurchase facilities, also called warehouse lines of credit, are one component of our funding strategy, and they provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the terms of the facility during the warehouse period.  The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market.  We utilize both committed and uncommitted warehouse facilities and we evaluate our capacity needs under these facilities based on forecasted volume of mortgage loan closings and sales.

Our funding strategies for mortgage originations may also include the use of committed and uncommitted mortgage gestation facilities.  Gestation facilities effectively finance mortgage loans that are eligible for sale to an agency prior to the issuance of the related mortgage-backed security.

Our ability to maintain liquidity through Mortgage warehouse asset-backed debt is dependent on:

▪         market demand for mortgage-backed securities and liquidity in the secondary mortgage market;

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

Mortgage asset-backed funding arrangements consisted of the following as of December 31, 2013:

		Total	Available	Maturity
	Balance	Capacity	Capacity(1)	Date
		(In millions)
Debt:
Committed facilities:
Credit Suisse First Boston Mortgage Capital LLC	$217	$675	$458	12/30/14(2)
Fannie Mae	164	500	336	12/13/14
Wells Fargo Bank	91	450	359	02/04/14(3)
Bank of America	167	414	247	10/09/14
Royal Bank of Scotland plc	70	250	180	06/20/14
Committed repurchase facilities	709	2,289	1,580

Uncommitted facilities:

Fannie Mae	—	2,500	2,500	n/a
Royal Bank of Scotland plc	—	250	250	n/a
Uncommitted repurchase facilities	—	2,750	2,750

Servicing advance facility	66	n/a	n/a	n/a(4)

Total	$775	$5,039	$4,330

Off-Balance Sheet Gestation Facilities:
JP Morgan Chase	$71	$250	$179	10/31/14

(1)                   Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)                   The maturity date of this facility may be extended at CSFB’s option on a rolling 364-day term until the stated expiration date of May 22, 2015.

(3)                   In February 2014, the Wells Fargo Bank facility was extended to February 3, 2015 with $350 million total capacity.

(4)                   This facility has entered a repayment period, whereby we are required to repay the outstanding balance through advance collections or through additional payments on or before June 30, 2015.

Unsecured Debt

Unsecured credit facilities are utilized to fund our short-term working capital needs, to fund our MSRs, to supplement asset-backed facilities, and to provide for a portion of the operating needs of our mortgage and fleet management businesses.  As of and during the year ended December 31, 2013, there were no amounts outstanding under the unsecured credit facilities.

Unsecured borrowing arrangements consisted of the following as of December 31, 2013:

				Maximum
		Balance	Maximum	Available	Maturity
	Balance	at Maturity	Capacity	Capacity	Date
		(In millions)
4% notes due in 2014	$247	$250	n/a	n/a	09/01/14
6% notes due in 2017	207	250	n/a	n/a	06/15/17
Convertible notes	454	500

9.25% notes due in 2016	170	170	n/a	n/a	03/01/16
7.375% notes due in 2019	275	275	n/a	n/a	09/01/19
6.375% notes due in 2021	350	350	n/a	n/a	08/15/21
Term notes	795	795

Revolving credit facility — Tranche A(1)	—	—	$250	$250	08/02/15
Revolving credit facility — Tranche B(1)	—	—	50	50	07/01/14
Other	—	—	5	5	09/30/14
Credit facilities	—	—	$305	$305

Total	$1,249	$1,295

(1)

Capacity amounts shown reflect the contractual maximum capacity of the facility.  As of December 31, 2013, the available capacity of this facility is $79 million, after applying the borrowing base coverage ratio test.

The Convertible notes due 2017 met the requirements for conversion as of December 31, 2013, and holders of the notes may convert all or any portion of the notes, at their option.  As of December 31, 2013, the if-converted value exceeded the principal amount of the notes by $226 million.  Upon conversion, the principal amount of the converted notes would be payable in cash, and we would pay or deliver the conversion premium  (at our election) in: (i) cash; (ii) shares of Common stock; or (iii) a combination of cash and shares of Common stock.

As of February 17, 2014, our credit ratings, and ratings outlook on our senior unsecured debt were as follows:

	Senior	Short-Term	Ratings
	Debt	Debt	Outlook/Watch
Moody’s Investors Service	Ba2	NP	Stable
Standard & Poors	BB-	B	Negative
Fitch	BB	B	Evolving

Following our announcement that we are exploring a separation or sale of our fleet business, our mortgage business, or both businesses, in February 2014, Standard & Poors revised our Ratings Outlook from Stable to Negative and Fitch placed our ratings on Ratings Watch Evolving.  These revisions reflect the agencies concerns around the potential outcome of a separation or sale, including risks related to the businesses, in particular volatility and regulatory/legal risks inherent in the mortgage industry.

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

See further discussion at “Part I—Item 1A. Risk Factors—Risks Related to our Company—We are exploring ways to maximize shareholder value through the sale or separation of our fleet business, our mortgage business, or both such businesses.  There are inherent risks and uncertainties associated with pursuing such exploratory activities and/or consummating one or more such transactions.  These risks and uncertainties could have a material adverse impact on our businesses generally, including our client, employee, lender, vendor and counterparty relationships, as well as our results of operations, cash flows, liquidity or financial position., and Our senior unsecured long-term debt ratings are below investment grade and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.”

Debt Covenants

Certain debt arrangements require the maintenance of certain financial ratios and contain other affirmative and negative covenants, termination events, and other restrictions, including, but not limited to, covenants relating to material adverse changes, consolidated net worth, liquidity, profitability, available borrowing capacity maintenance, restrictions on indebtedness of the Company and its material subsidiaries, mergers, liens, liquidations, sale and leaseback transactions, and restrictions on certain types of payments, including dividends and stock repurchases. Certain other debt arrangements, including the Fannie Mae committed facility, contain provisions that permit the Company or our counterparty to terminate the arrangement upon the occurrence of certain events, including those described below.

Among other covenants, the Revolving Credit Facility and certain mortgage repurchase facilities require that the Company maintain:  (i) on the last day of each fiscal quarter, net worth of at least $1.0 billion; (ii) a ratio of indebtedness  to tangible net worth no greater than 5.75 to 1; (iii) a minimum of $1.0 billion in committed mortgage warehouse financing capacity excluding any mortgage warehouse capacity provided by GSEs and certain mortgage gestation facilities; and (iv)  a minimum of $750 million in committed third party fleet vehicle lease financing capacity.  These covenants represent the most restrictive net worth and debt to equity covenants; however, certain other outstanding debt agreements contain debt to equity covenants that are less restrictive.

During 2013, the termination events for the Fannie Mae committed facility were amended to require the Company to maintain (i) on the last day of each fiscal quarter, consolidated net worth of at least $1.0 billion; (ii) on the last day of each fiscal quarter, a ratio of indebtedness to tangible net worth no greater than 6.0 to 1; (iii) a minimum of $1.0 billion in committed mortgage warehouse or gestation facilities, with no more than $500 million of gestation facilities included towards the minimum, but excluding committed or uncommitted loan purchase arrangements or other funding arrangements from Fannie Mae and any mortgage warehouse capacity provided by government sponsored enterprises; and (iv) compliance with certain loan repurchase trigger event criteria related to the aging of outstanding loan repurchase demands by Fannie Mae.

As of December 31, 2013, the Company was in compliance with all financial covenants related to its debt arrangements.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations as of December 31, 2013:

	Less than			More than
	1 year	1 -3 years	3-5 years	5 years	Total
	(In millions)
Asset-backed debt(1)(2)	$1,798	$1,866	$582	$10	$4,256
Unsecured debt(3)	250	170	250	625	1,295
Interest expense on Unsecured debt	83	139	93	87	402
Operating leases	21	41	33	63	158
Capital leases(1)	6	1	—	—	7
Purchase commitments	124	7	—	—	131
Loan repurchase agreements	28	—	—	—	28
	$2,310	$2,224	$958	$785	$6,277

(1)         The table above excludes future cash payments related to interest expense on asset-backed debt, which totaled $88 million for 2013. Interest is calculated on most of our asset-backed debt obligations based on variable rates referenced to LIBOR or other short-term interest rate indices.  A portion of our interest cost related to vehicle management asset-backed debt is charged to lessees pursuant to lease agreements.

(2)            Represents the contractual maturities for asset-backed debt arrangements, except for our vehicle management asset-backed notes, where estimated payments are based on the expected cash inflows from the securitized vehicle leases and related assets.

(3)            Excludes $226 million related to the if-converted value of the 2017 Convertible notes, as that amount may be settled in either cash or shares upon conversion, at the Company’s election.  See Note 12, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements for further discussion.

For further information about our Asset-backed debt and Unsecured debt, see “—Liquidity and Capital Resources—Debt” and Note 12, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements.

Operating lease obligations include: (i) leases for our Mortgage Production and Servicing segments in Mt. Laurel, New Jersey, Jacksonville, Florida, near Buffalo, New York and other smaller regional locations throughout the U.S.; and (ii) leases for our Fleet Management Services segment for its headquarters office in Sparks, Maryland, office space and marketing centers in several locations in Canada and other smaller regional locations throughout the U.S.

Purchase commitments include various commitments to purchase goods or services from specific suppliers made by us in the ordinary course of our business, including $88 million in 2014 for the purchases of vehicles to be leased, and those related to capital expenditures. Purchase commitments exclude our liability for income tax contingencies, which totaled $4 million as of December 31, 2013, since we cannot predict with reasonable certainty or reliability the timing of cash settlements to the respective taxing authorities for these estimated contingencies. For more information regarding our liability for income tax contingencies, see Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements.

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

As of December 31, 2013, we had commitments with agreed-upon rates or rate protection that we expect to result in closed mortgage loans of $1.4 billion.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. We may settle the forward delivery commitments on MBS or whole loans on a net basis including the posting of collateral; therefore, the commitments outstanding do not necessarily represent future cash obligations. Our $4.5 billion (gross notional) of forward delivery commitments on MBS or whole loans as of December 31, 2013 generally will be settled within 90 days of the individual commitment date.

For further information about our commitments to fund or sell mortgage loans, see Note 6, “Derivatives” in the accompanying Notes to Consolidated Financial Statements.

As of December 31, 2013, we had commitments to sell servicing rights related to $171 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans.  For further information about our commitments to sell Mortgage servicing rights, see Note 5, “Transfers and Servicing of Mortgage Loans” in the accompanying Notes to Consolidated Financial Statements.

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

We use unobservable inputs when observable inputs are not available. These inputs are based upon our judgments and assumptions, which represent our assessment of the assumptions market participants would use in pricing the asset or liability, which may include: (i) information about current pricing for similar products; (ii) modeled assumptions based on internally-sourced data and characteristics of the specific instrument; and (iii) counterparty risk, credit quality and liquidity. The incorporation of counterparty credit risk did not have a significant impact on the valuation of our assets and liabilities recorded at fair value on a recurring basis as of December 31, 2013.

As of December 31, 2013, 24% of our Total assets were measured at fair value on a recurring basis.

As of December 31, 2013, 37% of our assets and liabilities measured at fair value on a recurring basis were valued using primarily observable inputs and were categorized within Level Two of the valuation hierarchy as defined by ASC 820, “Fair Value Measurements and Disclosures”.  Level Two instruments are comprised of the majority of our Mortgage loans held for sale and derivative assets and liabilities used to manage risk on our mortgage servicing rights, mortgage loans and related lock commitments.

As of December 31, 2013, 63% of our assets and liabilities measured at fair value on a recurring basis were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy as defined by ASC 820. Our Level Three measurements include:

•                  Mortgage servicing rights, which represent 92% of our assets and liabilities categorized within Level Three. See “— Mortgage Servicing Rights” below.

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

During 2013, we updated the third-party prepayment model and calibrated the modeled results to the actual prepayment experience of our capitalized servicing portfolio.  Although the model update slowed projected lifetime prepayment speeds, there was an increase in projected short-term prepayment speeds, and we recorded a $26 million reduction in the value of our MSRs as a result of this prepayment model update.

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

If we experience a 10% adverse change in prepayment speeds, OAS and delinquency rates, the fair value of our MSRs would be reduced by $49 million, $67 million and $25 million, respectively. These sensitivities are hypothetical and for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from our intervention to mitigate these variations.

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

We classified Scratch and Dent (loans with origination flaws or performance issues) and second-lien loans within Level Three of the valuation hierarchy due to the relative illiquidity observed in the market.  MLHS classified within Level Three are valued based upon either a collateral-based valuation model or a discounted cash flow model.

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

As of December 31, 2013 and 2012, we had net deferred tax liabilities, which consisted of deferred tax assets primarily resulting from federal and state loss carryforwards and credits netted against deferred tax liabilities primarily resulting from the temporary differences created from originated Mortgage servicing rights and depreciation and amortization (primarily related to accelerated Depreciation on operating leases for tax purposes). The loss carryforwards are expected to reverse in future periods, offsetting taxable income resulting from the reversal of these temporary differences.

Based on projections of taxable income and prudent tax planning strategies available at our discretion, we determined that it is more-likely-than-not that certain deferred tax assets would be realized; however, we had valuation allowances of $26 million and $30 million as of December 31, 2013 and 2012, respectively, which primarily represent state net operating loss carryforwards that we believe that it is more likely than not that the loss carryforwards will not be realized.  As of December 31, 2013 and 2012, we had no valuation allowances for deferred tax assets generated from federal net operating losses. Should a change in circumstances lead to a change in our judgments about the realization of deferred tax assets in future years, we would adjust the valuation allowances in the period that the change in circumstances occurs, along with a charge or credit to income tax expense. Significant changes to our estimates and assumptions may result in an increase or decrease to our tax expense in a subsequent period.

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

Liabilities for income tax contingencies are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, subsequent transactions or events, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations (including interest and/or penalties), the identification of new income tax contingencies, the release of administrative tax guidance affecting our estimates of income tax liabilities or the rendering of relevant court decisions. The ultimate resolution of income tax contingency liabilities could have a significant impact on our effective income tax rate in a given financial statement period. Liabilities for income tax contingencies, including accrued interest and penalties, were $4 million for both December 31, 2013 and 2012, and are reflected in Other liabilities in the accompanying Consolidated Balance Sheets.

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

The underlying trends for loan repurchases and indemnifications are volatile and there is a significant amount of uncertainly regarding our expectations of future loan repurchases and indemnifications, our success rate in appealing repurchase requests and related loss severities. We have observed increased levels of loan repurchase and indemnification requests from investors and insurers during 2013 and 2012 due to the increase in the number of loan files reviews for the pre-2009 vintage years.  Our repurchase and indemnification liability as of December 31, 2013 reflects our belief that the Agencies are substantially complete with their review of loans originated prior to 2009 and that we have received the related repurchase requests.  The composition of our mortgage loan repurchases and indemnifications is expected to migrate towards more recent origination years, which may affect our success rate in appealing requests and loss severities. Our success rate in appealing repurchase requests has been impacted by the validity and composition of repurchase demands and the underlying quality of the loan files while our expected loss severities have been impacted by various economic factors including delinquency rates and home prices.  Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, it is reasonably possible that our exposure exceeds our mortgage loan repurchase and indemnification liability.

Our estimate of the mortgage loan repurchase and indemnification liability considers the current macro-economic environment and recent repurchase trends; however, if we experience a prolonged period of higher repurchase and indemnification activity or if weakness in the housing market continues and further declines in home values occur, then our realized losses from loan repurchases and indemnifications may ultimately be in excess of our liability. As of December 31, 2013, the estimated amount of reasonably possible losses in excess of the recorded liability was $30 million, which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims. The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans.  The Company’s estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of our underwriting procedures; (iii) borrower delinquency patterns; and (iv) general economic conditions.

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

We used December 31, 2013 market rates to perform the sensitivity analysis.  The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2013 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets and liabilities:
Mortgage loans held for sale	$25	$16	$9	$(9)	$(19)	$(40)
Interest rate lock commitments(1)	32	21	12	(14)	(30)	(64)
Forward loan sale commitments(1)	(53)	(34)	(19)	21	43	89
Option contracts(1)	(2)	(2)	(1)	3	6	13
Total Mortgage pipeline	2	1	1	1	—	(2)
Mortgage servicing rights	(284)	(130)	(61)	56	107	191
Derivatives related to MSRs(1)	34	16	8	(7)	(14)	(27)
Total Mortgage servicing rights and related derivatives	(250)	(114)	(53)	49	93	164
Total mortgage assets and liabilities	(248)	(113)	(52)	50	93	162

Net investment in fleet leases	14	7	3	(4)	(7)	(14)
Interest rate contracts(1)	(1)	—	—	—	1	1
Debt	(49)	(24)	(12)	12	24	47
Total, net	$(284)	$(130)	$(61)	$58	$111	$196

(1)                   Included in Other assets or Other liabilities in the Consolidated Balance Sheets.

Equity Price Risk

We also have exposure to equity price risk associated with our convertible debt. As of December 31, 2013, Convertible notes included: (i) $250 million of 4.0% Convertible notes with a maturity date of September 1, 2014; and (ii) $250 million of 6.0% Convertible notes with a maturity date of June 15, 2017.

The Convertible notes due in 2014 contain a conversion feature which allows holders to convert all or any portion of the notes upon the occurrence of certain triggering events prior to March 1, 2014 or at any time on or after March 1, 2014 at a conversion price of $25.805 per share.  In connection with the offering of the notes, we entered into hedging transactions which were intended to reduce the potential dilution of our common stock upon conversion and effectively raise the conversion price to $34.74 per share.  As of December 31, 2013, the Convertible notes due 2014 do not meet the requirements for conversion and there have been no conversions of the notes since issuance.

The Convertible notes due in 2017 contain a conversion feature which allows holders to convert all or any portion of the notes at any time on or after December 15, 2016 or prior to December 15, 2016 upon the occurrence of certain triggering events at a conversion price of $12.79 per share.  Upon conversion, we will pay the principal portion in cash and the conversion option in cash or shares or a combination of cash or shares, at our election.  As of December 31, 2013 the Convertible notes due 2017 met the requirements for conversion, and the if-converted value exceeded the principal amount of the notes by $226 million or 9.281 million shares of our Common stock.  A 10% increase in our stock price from the closing price as of December 31, 2013 results in an increase in the required premium of $48 million, or 0.934 million shares.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedules listed in Items 8 and 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, PA
February 26, 2014

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
REVENUES
Mortgage fees	$307	$346	$295
Fleet management fees	175	180	173
Net fee income	482	526	468
Fleet lease income	1,386	1,364	1,400
Gain on mortgage loans, net	575	942	567
Mortgage interest income	70	91	114
Mortgage interest expense	(185)	(212)	(202)
Mortgage net finance expense	(115)	(121)	(88)
Loan servicing income	436	449	456
Change in fair value of mortgage servicing rights	13	(497)	(733)
Net derivative loss related to mortgage servicing rights	(19)	(5)	(3)
Valuation adjustments related to mortgage servicing rights, net	(6)	(502)	(736)
Net loan servicing income (loss)	430	(53)	(280)
Other income	84	85	147
Net revenues	2,842	2,743	2,214

EXPENSES
Salaries and related expenses	623	595	507
Occupancy and other office expenses	65	59	59
Depreciation on operating leases	1,211	1,212	1,223
Fleet interest expense	58	68	79
Other depreciation and amortization	33	25	25
Other operating expenses	611	697	523
Total expenses	2,601	2,656	2,416

Income (loss) before income taxes	241	87	(202)
Income tax expense (benefit)	77	(6)	(100)

Net income (loss)	164	93	(102)
Less: net income attributable to noncontrolling interest	29	59	25
Net income (loss) attributable to PHH Corporation	$135	$34	$(127)

Basic earnings (loss) per share attributable to PHH Corporation	$2.36	$0.60	$(2.26)

Diluted earnings (loss) per share attributable to PHH Corporation	$2.06	$0.56	$(2.26)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2013	2012	2011

Net income (loss)	$164	$93	$(102)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(14)	5	(5)
Change in unrealized gains on available-for-sale securities, net	(1)	(1)	1
Change in unfunded pension liability, net	5	1	(4)
Total other comprehensive (loss) income, net of tax	(10)	5	(8)
Total comprehensive income (loss)	154	98	(110)
Less: comprehensive income attributable to noncontrolling interest	29	59	25
Comprehensive income (loss) attributable to PHH Corporation	$125	$39	$(135)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$1,245	$829
Restricted cash, cash equivalents and investments (including $0 and $121 of available-for-sale securities at fair value)	234	425
Mortgage loans held for sale	834	2,174
Accounts receivable, net	981	797
Net investment in fleet leases	3,653	3,636
Mortgage servicing rights	1,279	1,022
Property and equipment, net	75	79
Goodwill	25	25
Other assets	522	616
Total assets (1)	$8,848	$9,603

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$803	$586
Debt	5,505	6,554
Deferred taxes	685	622
Other liabilities	165	279
Total liabilities (1)	7,158	8,041

Commitments and contingencies (Note 16)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 57,265,517 shares issued and outstanding at December 31, 2013; 56,975,991 shares issued and outstanding at December 31, 2012	1	1
Additional paid-in capital	1,142	1,127
Retained earnings	507	372
Accumulated other comprehensive income	16	26
Total PHH Corporation stockholders’ equity	1,666	1,526
Noncontrolling interest	24	36
Total equity	1,690	1,562
Total liabilities and equity	$8,848	$9,603

See accompanying Notes to Consolidated Financial Statements.

Continued.

CONSOLIDATED BALANCE SHEETS—(Continued)

(In millions)

(1)

The Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle the obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$99	$66
Restricted cash, cash equivalents and investments	206	249
Mortgage loans held for sale	318	730
Accounts receivable, net	53	90
Net investment in fleet leases	3,581	3,531
Property and equipment, net	2	2
Other assets	25	39
Total assets	$4,284	$4,707

LIABILITIES
Accounts payable and accrued expenses	$23	$36
Debt	3,753	4,074
Other liabilities	12	13
Total liabilities	$3,788	$4,123

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In millions, except share data)

	PHH Corporation Stockholders’ Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity

Beginning Balance	55,699,218	$1	$1,069	$465	$29	$14	$1,578

Total comprehensive (loss) income	—	—	—	(127)	(8)	25	(110)
Distributions to noncontrolling interest	—	—	—	—	—	(20)	(20)
Stock compensation expense	—	—	7	—	—	—	7
Stock issued under share-based payment plans	661,937	—	6	—	—	—	6

Balance at December 31, 2011	56,361,155	$1	$1,082	$338	$21	$19	$1,461

Total comprehensive income	—	—	—	34	5	59	98
Distributions to noncontrolling interest	—	—	—	—	—	(42)	(42)
Stock compensation expense	—	—	6	—	—	—	6
Stock issued under share-based payment plans	614,836	—	3	—	—	—	3
Conversion option related to Convertible note issuance, net (Note 12)	—	—	33	—	—	—	33
Recognition of deferred taxes related to Convertible notes	—	—	3	—	—	—	3

Balance at December 31, 2012	56,975,991	$1	$1,127	$372	$26	$36	$1,562

Total comprehensive income (loss)	—	—	—	135	(10)	29	154
Distributions to noncontrolling interest	—	—	—	—	—	(41)	(41)
Stock compensation expense	—	—	9	—	—	—	9
Stock issued under share-based payment plans	289,526	—	2	—	—	—	2
Recognition of deferred taxes related to Convertible notes	—	—	4	—	—	—	4

Balance at December 31, 2013	57,265,517	$1	$1,142	$507	$16	$24	$1,690

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	$164	$93	$(102)
Adjustments to reconcile Net income (loss) to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(244)	(310)	(499)
Net loss on mortgage servicing rights and related derivatives	6	502	736
Vehicle depreciation	1,211	1,212	1,223
Other depreciation and amortization	33	25	25
Origination of mortgage loans held for sale	(25,914)	(37,162)	(38,929)
Proceeds on sale of and payments from mortgage loans held for sale	27,837	38,711	41,263
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(527)	(1,108)	(516)
Deferred income tax expense (benefit)	64	(23)	(100)
Other adjustments and changes in other assets and liabilities, net	79	117	(315)
Net cash provided by operating activities	2,709	2,057	2,786
Cash flows from investing activities:

Investment in vehicles	(1,722)	(1,702)	(1,695)
Proceeds on sale of investment vehicles	409	345	407
Net cash paid on derivatives related to mortgage servicing rights	(23)	—	(3)
Purchases of property and equipment	(32)	(31)	(25)
Purchases of restricted investments	(85)	(178)	(250)
Proceeds from sales and maturities of restricted investments	205	219	279
Decrease (increase) in restricted cash and cash equivalents	67	109	(71)
Other, net	4	23	27
Net cash used in investing activities	(1,177)	(1,215)	(1,331)
Cash flows from financing activities:
Proceeds from secured borrowings	43,342	62,799	63,002
Principal payments on secured borrowings	(44,443)	(62,975)	(64,284)
Proceeds from unsecured borrowings	350	518	1,304
Principal payments on unsecured borrowings	(288)	(671)	(1,205)
Issuances of common stock	3	5	8
Cash paid for debt issuance costs	(29)	(57)	(35)
Distributions to noncontrolling interest	(41)	(42)	(20)
Other, net	(6)	(4)	(4)
Net cash used in financing activities	(1,112)	(427)	(1,234)

Effect of changes in exchange rates on Cash and cash equivalents	(4)	—	(2)

Net increase in Cash and cash equivalents	416	415	219
Cash and cash equivalents at beginning of period	829	414	195
Cash and cash equivalents at end of period	$1,245	$829	$414

Supplemental Disclosure of Cash Flows Information:
Payments for debt tender premium and costs	$50	$14	$—
Interest payments	177	213	204
Income tax payments, net	12	11	13

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

The Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries are consolidated within the Consolidated Financial Statements and Realogy Corporation’s ownership interest is presented as a noncontrolling interest.  Intercompany balances and transactions have been eliminated from the Consolidated Financial Statements.

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

Consistent with our December 31, 2013 presentation, certain subservicing advance receivable balances at December 31, 2012 were reclassified from Other liabilities to Accounts payable and accrued expenses, upon the assumption of a large subservicing portfolio in 2013, to reflect the short-term operating nature of the advances payable. These reclassifications had no effect on reported totals for assets, liabilities, stockholders’ equity, cash flows or net income or loss.  See Note 10, “Accounts Payable and Accrued Expenses”, for further information.

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, those related to the valuation of mortgage servicing rights, mortgage loans held for sale and other financial instruments, the estimation of liabilities for mortgage loan repurchases and indemnifications and reinsurance losses, and the determination of certain income tax assets and liabilities and associated valuation allowances. Actual results could differ from those estimates.

Unless otherwise noted and except for share and per share data, dollar amounts presented within these Notes to Consolidated Financial Statements are in millions.

Changes In Accounting Policies

Comprehensive Income.  In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”.  This update to the comprehensive income guidance requires additional disclosure about the amounts reclassified out of Accumulated other comprehensive income, including disclosing the amounts that impact each line item in the Statement of Operations within a reporting period.  This update enhances the disclosure requirements for amounts reclassified out of Accumulated other comprehensive income but will not impact the Company’s financial position, results of operations or cash flows. The Company adopted the new accounting guidance prospectively effective January 1, 2013.  The updated disclosures are included in Note 18, “Accumulated Other Comprehensive Income”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles.  In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. This update amends the current guidance on testing indefinite-lived intangibles for impairment and allows for the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangibles are impaired. If it is more likely than not that the indefinite-lived intangibles are impaired, the entity is required to determine the fair value of the indefinite-lived intangibles and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company adopted the new accounting guidance effective January 1, 2013 and applied it prospectively.  The adoption of this update did not have an impact on the Company’s financial statements.

Offsetting Assets and Liabilities.  In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”.  This update requires disclosure of both gross and net information about instruments and transactions in the scope of these pronouncements.  Subsequently in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” which limited the disclosures to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with current derivative and netting guidance, or subject to a master netting arrangement or similar agreement.   The Company adopted the new accounting guidance retrospectively effective January 1, 2013.  The updated disclosures are included in Note 6, “Derivatives”.

Recently Issued Accounting Pronouncements

Receivables.  In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”.  This update to the receivable guidance clarifies when a creditor is considered to have received physical possession of residential real estate resulting from an in substance repossession or foreclosure. In addition, the amendments require disclosure of both: (i) the amount of foreclosed residential real estate property held by the creditor; and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.  The update requires the Company to apply the guidance using either a modified retrospective transition method or a prospective transition method for interim and annual periods beginning after December 15, 2014, with early adoption permitted.  The Company is currently evaluating the impact of adopting the new accounting standard.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Mortgage Servicing.  Mortgage servicing involves the servicing of residential mortgage loans on behalf of the investor. Loan servicing income represents recurring servicing and other ancillary fees earned for servicing mortgage loans owned by investors as well as net reinsurance income or loss resulting from mortgage reinsurance contracts. Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance on such loans, or the difference between the weighted-average yield received on the mortgage loans and the amount paid to the investor, less guaranty fees and interest on curtailments.  For loans that are subserviced for others, a nominal stated amount per loan is received.  Loan servicing income is receivable only out of interest collected from mortgagors and is recorded as income when collected. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected. Costs associated with loan servicing are charged to expense as incurred.

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

Revenue for other fleet management services is recognized as earned when the services are provided to the lessee. These services include fuel cards, accident management services and maintenance services. Revenue for these services is based on a negotiated percentage of the purchase price for the underlying products or services provided by certain third-party suppliers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Cash, Cash Equivalents and Investments

Restricted cash, cash equivalents and investments primarily relates to: (i) amounts specifically designated to purchase assets, repay debt, to support letters of credit and/or provide over-collateralization within asset-backed debt arrangements; (ii) funds collected and held for pending mortgage closings; and (iii) in 2012, accounts held in trust for the capital fund requirements of and potential claims related to mortgage reinsurance activities.  In 2013, the Company terminated its remaining reinsurance agreement.

Restricted cash and cash equivalents include marketable securities with original maturities of three months or less.  Restricted investments are recorded at fair value and classified as available-for-sale. As of December 31, 2013, the Company no longer had any restricted investments classified as available-for-sale securities.

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

An allowance for uncollectible lease receivables is recorded as a reduction to Net investment in fleet leases when it is determined that the past due lease receivables will not be recoverable upon sale of the underlying asset.  The exposure to losses typically arises from clients that file for bankruptcy protection, as pre-petition receivables are fully reserved and post-petition balances are reserved if the leases are rejected from the bankruptcy petition or if the client enters into liquidation.  Charge-offs are recorded after the leased vehicles have been disposed and final shortfall has been determined.

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

Property and Equipment

Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of Other depreciation and amortization in the Consolidated Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements and capital leases is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Estimated useful lives are 30 years for buildings and range from 3 to 5 years for capitalized software, lesser of the remaining lease term or 20 years for leasehold improvements, lesser of the remaining lease term or 5 years for capital leases and 3 to 7 years for furniture, fixtures and equipment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market participants would use in pricing the asset or liability.  These inputs may include assumptions about risk, counterparty credit quality, the Company’s creditworthiness and liquidity and are developed based on the best information available.

When a determination is made to classify an asset or liability within Level Three of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement of the asset or liability. The fair value of assets and liabilities classified within Level Three of the valuation hierarchy also typically includes observable factors and the realized or unrealized gain or loss recorded from the valuation of these instruments would also include amounts determined by observable factors.

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

Liability for Reinsurance Losses

In 2013, the Company terminated its remaining inactive reinsurance contract which settled the liability and exposure to loss under that contract.  See Note 15, “Credit Risk”, for further information.  The liability for reinsurance losses was included within Other liabilities in 2012 in the Consolidated Balance Sheets.  The liability for reinsurance losses was determined based upon the incurred and incurred but not reported losses provided by the primary mortgage insurance company for loans subject to reinsurance.

Custodial Accounts

The Company has a fiduciary responsibility for servicing accounts related to customer escrow funds and custodial funds due to investors aggregating $3.3 billion and $3.8 billion as of December 31, 2013 and 2012, respectively. These funds are maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in the Consolidated Balance Sheets. The Company receives certain benefits from these deposits, as allowable under federal and state laws and regulations. Income earned on these escrow accounts is recorded in the Consolidated Statements of Operations either as Mortgage interest income or as a reduction of Mortgage interest expense.

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

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation for the periods indicated:

	Year Ended December 31,
	2013	2012	2011

	(In millions, except share and per share data)

Net income (loss) attributable to PHH Corporation	$135	$34	$(127)

Weighted-average common shares outstanding — basic	57,357,339	56,815,473	56,349,478
Effect of potentially dilutive securities:

Share-based payment arrangements(1)	230,584	188,340	—
Conversion of debt securities	8,271,597	4,597,188	—

Weighted-average common shares outstanding — diluted	65,859,520	61,601,001	56,349,478

Basic earnings (loss) per share attributable to PHH Corporation	$2.36	$0.60	$(2.26)

Diluted earnings (loss) per share attributable to PHH Corporation	$2.06	$0.56	$(2.26)
Anti-dilutive securities excluded from the computation of dilutive securities:
Outstanding stock-based compensation awards	732,186	1,359,595	2,383,390
Assumed conversion of debt securities	—	—	444,935

(1)       Represents incremental shares from restricted stock units and stock options. For the year ended December 31, 2013, excludes 792,594 shares that are contingently issuable for which the contingency has not been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Restricted Cash, Cash Equivalents and Investments

The following table summarizes Restricted cash, cash equivalents and investment balances:

	December 31,
	2013	2012
	(In millions)
Restricted cash and cash equivalents	$234	$304

Restricted investments, at fair value	––	121
Total	$234	$425

In 2013, the Company terminated its remaining reinsurance agreement.  As a result, the restricted cash and investments held in trust to pay future losses were released and the remaining liability was settled with the primary mortgage insurer.  As of December 31, 2013, the Company no longer had any restricted investments classified as available-for-sale securities since the investments were sold in order to distribute unrestricted cash to the Company and primary mortgage insurer pursuant to the termination agreement.  See Note 15, “Credit Risk” for information regarding the termination.

The following table summarizes Restricted investments, at fair value as of December 31, 2012:

	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses	Weighted- average remaining maturity
	(In millions)
Corporate securities	$30	$31	$1	$––	25 mos.
Agency securities (1)	39	39	––	––	21 mos.
Government securities	51	51	––	––	19 mos.
Total	$120	$121	$1	$––	21 mos.

(1)    Represents bonds and notes issued by various agencies including, but not limited to, Fannie Mae, Freddie Mac and Federal Home Loan Banks.

During the year ended December 31, 2013, $1 million of realized gains and $1 million of realized losses from the sale of available-for-sale securities were recorded.  During the years ended December 31, 2012 and 2011, realized gains of $1 million from the sale of available-for-sale securities were recorded and realized losses were not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Other Intangible Assets

Goodwill and intangible assets are recorded within the Fleet Management Services segment and consisted of:

	December 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)
Amortized intangible assets:
Other Assets:
Customer lists	$40	$26	$14	$40	$24	$16
Other	13	13	––	13	13	––
Total	$53	$39	$14	$53	$37	$16

Unamortized intangible assets:
Goodwill	$25			$25
Other Assets:
Trademarks	15			15
Total	$40			$40

Amortization expense included within Other depreciation and amortization relating to intangible assets was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Customer lists	$2	$1	$3
Other	––	1	––
Total	$2	$2	$3

Based on the amortizable intangible assets as of December 31, 2013, estimated future amortization expense is expected to approximate $2 million for each of the next five fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Transfers and Servicing of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae, or (ii) sales to private investors. During the year ended December 31, 2013, 80% of mortgage loan sales were to, or pursuant to programs sponsored by, the GSEs and the remaining 20% were sold to private investors.

The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: servicing rights and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests).  The Company is exposed to interest rate risk through its continuing involvement with mortgage loans sold, including mortgage servicing and other retained interests, as the value of those instruments fluctuate as changes in interest rates impact borrower prepayments on the underlying mortgage loans. See Note 6, “Derivatives” for additional information regarding interest rate risk.  During the years ended December 31, 2013 and 2012, the Company did not retain any interests from sales or securitizations other than mortgage servicing rights.

During the year ended December 31, 2013, Mortgage servicing rights (“MSRs”) were retained on 81% of mortgage loans sold. Conforming conventional loans serviced are sold or securitized through Fannie Mae or Freddie Mac programs. Such servicing is generally performed on a non-recourse basis, whereby foreclosure losses are the responsibility of Fannie Mae or Freddie Mac. Government loans serviced are generally sold or securitized through Ginnie Mae programs and are either insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veteran Affairs. Additionally, non-conforming mortgage loans are serviced for various private investors on a non-recourse basis.

During the year ended December 31, 2013, the Company entered into an agreement and has agreed to sell a portion of its newly-created Mortgage servicing rights to a third party, and the Company will have continuing involvement as subservicer.  During the year ended December 31, 2013, no sales were completed under the terms of this arrangement.  As of December 31, 2013, the Company had commitments to sell servicing rights related to $171 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans.

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

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the servicing portfolio associated with loans subserviced for others.  The total servicing portfolio, including loans subserviced for others was $226.8 billion, $183.7 billion, and $182.4 billion as of December 31, 2013, 2012 and 2011, respectively.  Mortgage servicing rights recorded in the Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Balance, beginning of period	$140,381	$147,088	$134,753
Additions	22,132	31,607	37,503
Payoffs, sales and curtailments	(33,368)	(38,314)	(25,168)
Balance, end of period	$129,145	$140,381	$147,088

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in capitalized MSRs consisted of:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Balance, beginning of period	$1,022	$1,209	$1,442
Additions	244	310	500
Changes in fair value due to:
Realization of expected cash flows	(263)	(274)	(223)
Changes in market inputs or assumptions used in the valuation model	276	(223)	(510)
Balance, end of period	$1,279	$1,022	$1,209

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Servicing fees from capitalized portfolio	$395	$437	$426
Late fees	18	20	20
Other ancillary servicing revenue	39	42	41

As of December 31, 2013 and 2012, the MSRs had a weighted-average life of 6.5 years and 4.3 years, respectively.  As of December 31, 2013 and 2012, 51% and 56%, respectively, of the MSRs associated with the loan servicing portfolio were restricted from sale without prior approval from private-label clients or investors.  See Note 20, “Fair Value Measurements” for additional information regarding the valuation of MSRs.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Proceeds from new loan sales or securitizations	$22,618	$33,061	$38,308
Servicing fees from capitalized portfolio(1)	395	437	426
Other cash flows on retained interests (2)	—	5	—
Purchases of delinquent or foreclosed loans (3)	(56)	(99)	(46)
Servicing advances (4)	(1,460)	(1,319)	(1,678)
Repayment of servicing advances	1,361	1,270	1,616

(1)                  Excludes late fees and other ancillary servicing revenue.

(2)                  Represents cash flows received on retained interests other than servicing fees.

(3)                  Excludes indemnification payments to investors and insurers of the related mortgage loans.

(4)                  As of December 31, 2013 and 2012, outstanding servicing advance receivables of $565 million and $293 million, respectively, were included in Accounts receivable, net.

During the years ended December 31, 2013, 2012, and 2011, pre-tax gains of $720 million, $920 million and $605 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Consolidated Statements of Operations.

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

Foreign Exchange Risk

The Company has exposure to foreign exchange risk through: (i) our investment in our Canadian operations; (ii) any U.S. dollar borrowing arrangements we may enter into to fund Canadian dollar denominated leases and operations; and (iii) any foreign exchange forward contracts that we may enter into.  Currency swap agreements are used to manage such risk.  The Company does not hold any foreign exchange-related derivatives as of December 31, 2013 and 2012, however such contracts were held during the respective years.

Derivative Activity

The following table summarizes the gross notional amount of derivatives:

	December 31,
	2013	2012
	(In millions)
Notional amounts:
Interest rate lock commitments	$1,378	$4,993
Forward delivery commitments	4,527	12,303
Option contracts	190	1,070
Interest rate contracts	710	614
Convertible note-related agreements(1)	—	—
MSR-related agreements	860	3,915

(1)                  The notional of derivative instruments underlying the Convertible-note related agreements is 9.6881 million shares of the Company’s Common stock.  These instruments relate to the issuance of the Convertible notes due 2014.

The Company is exposed to risk in the event of non-performance by counterparties in our derivative contracts. In general, the Company manages such risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount of exposure and/or dispersing the risk among multiple counterparties. The Company’s derivatives may also be governed by an ISDA or an MSFTA, and bilateral collateral agreements are in place with certain counterparties. When the Company has more than one outstanding derivative transaction with a single counterparty and a legally enforceable master netting agreement is in effect with that counterparty, the Company considers its exposure to be the net fair value of all positions with that counterparty including the value of any cash collateral amounts posted or received.

The Company also has collateral posting arrangements with certain counterparties that do not qualify for net presentation.  As of December 31, 2013 there was no collateral that did not qualify for net presentation.  As of December 31, 2012, $1 million, was recorded in Other assets in the Consolidated Balance Sheets for collateral that did not qualify for net presentation.

In addition, the Company has global netting arrangements with certain counterparties whereby the Company’s outstanding derivative and cash collateral positions may be settled net against amounts outstanding under borrowing arrangements and other obligations when an event of default has occurred.  These amounts are not presented net in the Consolidated Balance Sheets as the netting provisions are contingent upon an event of default.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative instruments are recorded in Other assets and Other liabilities in the Consolidated Balance Sheets. The following tables presents the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	December 31, 2013
	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$22	$(13)	$(8)	$1
MSR-related agreements	4	(4)	—	—
Derivative assets subject to netting	26	(17)	(8)	1
Not subject to master netting arrangements:
Interest rate lock commitments	23	—	—	23
Forward delivery commitments	4	—	—	4
Option contracts	2	—	—	2
Interest rate contracts	2	—	—	2
Convertible note-related agreements	16	—	—	16
Derivative assets not subject to netting	47	—	—	47
Total derivative assets	$73	$(17)	$(8)	$48

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$8	$(13)	$5	$—
MSR-related agreements	—	(4)	5	1
Derivative liabilities subject to netting	8	(17)	10	1
Not subject to master netting arrangements:
Interest rate lock commitments	1	—	—	1
Forward delivery commitments	2	—	—	2
Convertible note-related agreements	16	—	—	16
Derivative liabilities not subject to netting	19	—	—	19
Total derivative liabilities	$27	$(17)	$10	$20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	Gross Assets	Offsetting Payables	Cash Collateral (Received) Paid	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$10	$(12)	$5	$3
MSR-related agreements	5	(4)	(1)	—
Derivative assets subject to netting	15	(16)	4	3
Not subject to master netting arrangements:
Interest rate lock commitments	140	—	—	140
Forward delivery commitments	5	—	—	5
Option contracts	2	—	—	2
Interest rate contracts	1	—	—	1
Convertible note-related agreements	27	—	—	27
Derivative assets not subject to netting	175	—	—	175
Total derivative assets	$190	$(16)	$4	$178

	Gross Liabilities	Offsetting Receivables	Cash Collateral (Paid) Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$14	$(12)	$(1)	$1
MSR-related agreements	—	(4)	9	5
Derivative liabilities subject to netting	14	(16)	8	6
Not subject to master netting arrangements:
Interest rate lock commitments	1	—	—	1
Forward delivery commitments	5	—	—	5
Convertible note-related agreements	27	—	—	27
Derivative liabilities not subject to netting	33	—	—	33
Total derivative liabilities	$47	$(16)	$8	$39

The following table summarizes the gains (losses) recorded in the Consolidated Statements of Operations for derivative instruments:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Gain on mortgage loans, net:
Interest rate lock commitments	$475	$1,461	$1,353
Forward delivery commitments	234	(277)	(402)
Options contracts	16	(19)	(25)
Net derivative gain (loss) related to mortgage servicing rights:
MSR-related agreements	(19)	(5)	(3)

Fleet interest expense:
Interest rate contracts	(1)	(1)	(3)
Foreign exchange contracts	—	(1)	(7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Vehicle Leasing Activities

The following table summarizes the components of Net investment in fleet leases:

	December 31,
	2013	2012
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$7,974	$8,174
Vehicles under closed-end operating leases	137	154
Vehicles under operating leases	8,111	8,328
Less: Accumulated depreciation	(4,777)	(4,959)
Net investment in operating leases	3,334	3,369

Direct Financing Leases:
Lease payments receivable	100	91
Less: Unearned income	(2)	—
Net investment in direct financing leases	98	91

Off-Lease Vehicles:
Vehicles not yet subject to a lease	217	169
Vehicles held for sale	10	15
Less: Accumulated depreciation	(6)	(8)
Net investment in off-lease vehicles	221	176
Total	$3,653	$3,636

	December 31,
	2013	2012

Vehicles under open-end leases	98%	98%
Vehicles under closed-end leases	2%	2%

Vehicles under variable-rate leases	80%	82%
Vehicles under fixed-rate leases	20%	18%

The following table presents the future minimum lease payments to be received as of December 31, 2013.  Amounts presented include the monthly payments for the unexpired portion of the minimum lease term, which is 12 months under open-end lease agreements, and the residual value guaranteed by the lessee during the minimum lease term.  The interest component included in future minimum payments is based on the rate in effect at the inception of each lease.

	Future Minimum Lease Payments
	Operating Leases	Direct Financing Leases
	(In millions)
2014	$1,069	$42
2015	29	1
2016	18	1
2017	12	1
2018	6	—
Thereafter	9	—
Total	$1,143	$45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent rentals include amounts for excess mileage, wear and tear, early termination fees, and, for variable-rate leases, changes in interest rates subsequent to lease inception. Contingent rentals are recorded in Fleet lease income in the Consolidated Statements of Operations. Contingent rentals from operating leases were not significant for the years ended December 31, 2013 and 2012 and were $1 million for the year ended December 31, 2011.  Contingent rentals from direct financing leases were not significant for the years ended December 31, 2013, 2012, and 2011.

8.  Property and Equipment, Net

Property and equipment, net consisted of:

	December 31,
	2013	2012
	(In millions)
Capitalized software	$179	$161
Furniture, fixtures and equipment	81	82
Capital leases	29	22
Building and leasehold improvements	19	16
	308	281
Less: Accumulated depreciation and amortization	(233)	(202)
Total	$75	$79

9.  Other Assets

Other assets consisted of:

	December 31,
	2013	2012
	(In millions)
Mortgage loans in foreclosure, net	$172	$120
Repurchase eligible loans(1)	94	99
Real estate owned, net	51	53
Derivatives	48	178
Deferred financing costs	38	49
Equity method investments(2)	37	38
Intangible assets	29	31
Other	53	48
Total	$522	$616

(1)                  Repurchase eligible loans represent mortgage loans sold to the Government National Mortgage Association where the Company as servicer has the unilateral option to repurchase the loan if certain criteria are met, including if a loan is greater than 90 days delinquent.  Regardless of whether the repurchase option has been exercised, the Company must recognize eligible loans within Other assets and a corresponding repurchase liability within Accounts payable and accrued expenses in the Consolidated Balance Sheets.

(2)                  See Note 20, “Fair Value Measurements” for a discussion of the impairment analysis for this asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,
	2013	2012
	(In millions)
Subservicing advance liabilities(1)	$302	24
Accounts payable	284	331
Repurchase eligible loans	94	99
Accrued payroll and benefits	79	80
Accrued interest	29	32
Other	15	20
Total	$803	$586

(1)              Amounts were reclassified from prior presentation in Other liabilities.

The Company is required under most of our mortgage servicing agreements to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Servicing advance receivables are reduced by the collection of principal and interest or escrow payments from the respective borrowers, or upon foreclosure or liquidation.  Amounts advanced as the servicer and subservicer of mortgage loans are recorded within Accounts receivable in the Consolidated Balance Sheets.

Under the terms of certain subservicing arrangements, the Company has required the subservicing counterparty to fund servicing advances for their respective portfolios of subserviced loans.  A subservicing advance liability is recorded for cash received from the counterparty to fund advances, and is repaid to the counterparty upon the collection of the mortgage servicing advance receivables.  Amounts received from counterparties to fund subservicing advances are recorded within Accounts payable and accrued expenses in the Consolidated Balance Sheets.

In 2013, the Company assumed the role of subservicer for a mortgage loan portfolio with an unpaid principal balance of $47 billion. As of December 31, 2013, the subservicing portfolio that was assumed had related balances of servicing advance receivables and liabilities of $271 million and $265 million, respectively.

11.  Other Liabilities

Other liabilities consisted of:

	December 31,
	2013	2012
	(In millions)
Loan repurchase and indemnification liability	$100	$140
Derivatives	20	39
Lease syndication liability	11	16
Pension and other post employment benefits liability	7	15
Capital lease obligation	7	12
Liability for reinsurance losses(1)	—	33
Other	20	24
Total	$165	$279

(1)              Decrease in balance relates to the termination of the remaining inactive reinsurance contract.  See Note 15, “Credit Risk” for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	December 31, 2013		December 31, 2012
		Wt. Avg-		Wt. Avg-
		Interest		Interest
	Balance	Rate(1)	Balance	Rate(1)
	(In millions)
Term notes, in amortization	$1,406	1.0%	$424	2.2%
Term notes, in revolving period	700	0.7%	1,593	1.0%
Variable-funding notes	1,358	1.4%	1,415	1.6%
Other	17	5.0%	25	5.1%
Vehicle Management Asset-Backed Debt	3,481		3,457
Secured Canadian credit facility	—	—%	—	—%
Committed warehouse facilities	709	2.1%	1,875	2.0%
Uncommitted warehouse facilities	—	—%	—	—%
Servicing advance facility	66	2.7%	66	2.7%
Mortgage Asset-Backed Debt	775		1,941
Term notes	795	7.3%	732	8.5%
Convertible notes(2)	454	5.0%	424	5.0%
Unsecured credit facilities	—	—%	—	—%
Unsecured Debt	1,249		1,156
Total	$5,505		$6,554

(1)              Represents the weighted-average stated interest rate of outstanding debt as of the respective date, which may be different from the effective rate due to the amortization of premiums, discounts and issuance costs.  Facilities are variable-rate, except for the Unsecured Term notes and Convertible notes which are fixed-rate.

(2)              Balance is net of unamortized discounts of $46 million and $76 million as of December 31, 2013 and 2012, respectively.  The effective interest rate of the Convertible notes is 13.1%, which includes the accretion of the discount and issuance costs.

Assets held as collateral for asset-backed borrowing arrangements that are not available to pay the Company’s general obligations as of December 31, 2013 consisted of:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed
	Debt	Debt
	(In millions)
Restricted cash and cash equivalents	$203	$6
Accounts receivable	45	83
Mortgage loans held for sale (unpaid principal balance)	—	740
Net investment in fleet leases	3,603	—
Total	$3,851	$829

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of December 31, 2013:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed	Unsecured
	Debt(1)	Debt	Debt(2)	Total
	(In millions)
Within one year	$1,023	$775	$250	$2,048
Between one and two years	1,076	—	—	1,076
Between two and three years	790	—	170	960
Between three and four years	441	—	250	691
Between four and five years	141	—	—	141
Thereafter	10	—	625	635
	$3,481	$775	$1,295	$5,551

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

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements. Available capacity under committed borrowing arrangements as of December 31, 2013 consisted of:

			Maximum
	Maximum	Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)
Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$700	$700	$—
Variable-funding notes	2,069	1,358	711
Secured Canadian credit facility	118	—	118
Mortgage Asset-Backed Debt:
Committed warehouse facilities	2,289	709	1,580
Unsecured credit facilities(1)	305	—	305

(1)              Capacity amount shown reflects the contractual maximum capacity of the facility.  As of December 31, 2013, the available capacity of this facility is $79 million, after applying the borrowing base coverage ratio test.

Capacity for Mortgage asset-backed debt shown above excludes $2.8 billion not drawn under uncommitted facilities.  See Note 20, “Fair Value Measurements,” for the measurement of the fair value of Debt.

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

Vehicle management asset-backed debt includes Term notes and Variable-funding notes.  Term notes provide a fixed funding amount at the time of issuance, and may be classified as:

Term notes, in amortization:  the monthly collection of lease payments allocable to the series is used in repayment of principal until the notes are paid in full. The amortization period will continue through the earlier of: (i) 125 months following the commencement of the amortization period; or (ii) when the respective series of notes are paid in full.

Term notes, in revolving period: contain provisions that allow the outstanding debt to revolve for a specified period of time.  During the revolving period, the monthly collection of lease payments allocable to each outstanding series creates availability to fund the acquisition of vehicles and/or equipment to be leased to customers.  Upon expiration of the revolving period, notes begin amortizing.

Variable-funding notes provide a committed capacity which may be drawn upon as needed during a commitment period, which is primarily 364 days in duration, but may extend to a two-year duration for some facilities.  Similar to revolving term notes, the monthly collection of lease payments creates availability to fund the acquisition of vehicles and/or equipment to be leased to customers.  Available committed capacity under Variable-funding notes may be used to fund growth in Net investment in fleet leases during the term of the commitment.

Term Notes

As of December 31, 2013, Term notes outstanding that are revolving in accordance with their terms are the Chesapeake Series 2013-1. The expiration date of the revolving period is May 22, 2014.

As of December 31, 2013, Term notes outstanding that are amortizing in accordance with their terms are the Chesapeake Series 2009-3, 2011-2, 2012-1, and 2012-2. Final repayment dates of Term notes in amortization range from September 7, 2014 to April 7, 2017.

On June 13, 2013, Chesapeake issued $700 million of Series 2013-1 Term notes.  Proceeds from the notes were used to repay a portion of the Series 2010-1 notes and Series 2011-1 notes.

On August 15, 2013, Chesapeake fully repaid the Series 2009-2 Term notes with available cash.

Variable-funding Notes

As of December 31, 2013, Variable-funding notes outstanding are the FLRT Series 2010-2 and the Chesapeake Series 2013-2 and 2013-3. Expiration dates of the revolving periods range from July 9, 2014 to July 10, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 30, 2013, the FLRT 2010-2 Series was amended to extend the maturity date to August 29, 2014.

Secured Canadian Credit Facility

PHH Vehicle Management Services Inc. (“PHH VMS Canada”), an indirect wholly-owned subsidiary, has a secured revolving credit facility with a group of lenders providing up to C$125 million ($118 million USD as of December 31, 2013) of committed revolving capacity.  Borrowings under the facility bear interest at a variable-rate, and the facility fee and interest rate margin are dependent on the Company’s senior unsecured long-term debt ratings issued by certain credit rating agencies.  The facility is scheduled to expire on August 2, 2015.

Available borrowing capacity under the facility is based on a borrowing base calculation which considers eligible unencumbered vehicle leases, vehicles not yet subject to lease, and account receivables for ancillary services.  PHH VMS Canada’s obligations under the facility are guaranteed by PHH Corporation and are secured by a first-priority lien on all of PHH VMS Canada’s present and future assets and property (and corresponding security in any jurisdiction), subject to certain eligibility exceptions.

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

Committed Facilities

Committed repurchase facilities typically have a 364-day term.  As of December 31, 2013, the Company has outstanding committed mortgage repurchase facilities with the Royal Bank of Scotland, plc, Credit Suisse First Boston Mortgage Capital LLC, Bank of America, N.A., Wells Fargo Bank, N.A., and Fannie Mae and the range of maturity dates is February 4, 2014 to December 30, 2014.

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

On December 6, 2013, the Company extended the terms of the $450 million committed mortgage repurchase facilities with Wells Fargo Bank to February 4, 2014.  In February 2014, a portion of the commitments of the facility were extended to February 3, 2015.

On December 11, 2013, the Company extended the terms of the Fannie Mae committed mortgage repurchase facility to December 13, 2014 and reduced the available capacity from $1.0 billion to $500 million.

Uncommitted Facilities

As of December 31, 2013, the Company has outstanding uncommitted mortgage repurchase facilities with Fannie Mae and the Royal Bank of Scotland plc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Fannie Mae uncommitted facility has total capacity of up to $3.0 billion as of as of December 31, 2013, less certain amounts outstanding under the $500 million committed Fannie Mae facility.  The Royal Bank of Scotland plc uncommitted facility has a total capacity of up to $250 million.

Servicing Advance Facility

The Company has a facility with Fannie Mae that provided for the early reimbursement of certain servicing advances made on behalf of Fannie Mae.  On December 31, 2013, the commitment period of this facility ended and the facility entered a repayment period, whereby Fannie Mae will receive reimbursement of amounts due through advance collections or through additional payments made by the Company.  The repayment period ends on June 30, 2015, and the Company is required to pay the outstanding balance by that date.

Unsecured Debt

The Company’s unsecured debt obligations include series of Term notes and Convertible notes, each of which are senior unsecured and unsubordinated obligations that rank equally with all existing and future senior unsecured debt.  Unsecured capacity also includes commitments available under Credit facilities.

Term Notes

Term Notes include:

Senior notes due 2016.  The 9.25% 2016 Senior note series has $170 million of principal due March 1, 2016 as of December 31, 2013.  During 2013, a portion of the issuance of the Senior notes due 2021 was used to repay $280 million of aggregate principal of the Senior notes due 2016 and to pay the $50 million tender premium plus related fees and expenses. A pre-tax loss of $54 million was recorded in Other operating expenses in the Consolidated Statements of Operations related to the early repayment of the notes.

Senior notes due 2019.  The 7.375% 2019 Senior note series has $275 million of principal due September 1, 2019 as of December 31, 2013.  Senior notes due 2019 are governed by an existing indenture dated January 17, 2012 with The Bank of New York Mellon Trust Company, N.A. as trustee.

Senior notes due 2021.  The 6.375% 2021 Senior note series has $350 million of principal due August 15, 2021 as of December 31, 2013.  On August 20, 2013, the Company completed the offering of this series under an existing indenture, dated January 17, 2012 with The Bank of New York Mellon Trust Company, N.A. as trustee. The Company realized net proceeds of $342 million from the issuance after deducting underwriting fees. The notes are senior unsecured and unsubordinated obligations of the Company and rank equally with all existing and future senior unsecured debt. The notes are redeemable by the Company at any time after August 15, 2017 and in accordance with the optional redemption clause in the indenture. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2014. The notes will mature on August 15, 2021, unless previously redeemed in accordance with their terms.  Proceeds from the offering were used to repay a portion of the Senior notes due 2016, as discussed above.

Convertible Notes

As of December 31, 2013, Convertible notes included: (i) $250 million of 4.0% Convertible notes with a maturity date of September 1, 2014; and (ii) $250 million of 6.0% Convertible notes with a maturity date of June 15, 2017.

2014 Convertible Notes.  The Convertible notes due 2014 are governed by an indenture dated September 29, 2009 with The Bank of New York Mellon, as trustee. As of December 31, 2013 and 2012, the carrying amount of the Convertible notes due 2014 is net of an unamortized discount of $3 million and $22 million, respectively.  The stated interest rate is 4.0%, and the effective interest rate, which includes the accretion of the discount and issuance costs, is 13.1%.  The Convertible notes due 2014 are not redeemable by the Company prior to the maturity date.  There have been no conversions since issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2013, the Convertible notes due 2014 do not meet the requirements for conversion and there have been no conversions of the notes since issuance.

2017 Convertible Notes.  The Convertible notes due 2017 are governed by an indenture dated January 17, 2012 with The Bank of New York Mellon Trust Company, N.A., as trustee.  As of December 31, 2013 and 2012, the carrying amount of the Convertible notes due 2017 is net of an unamortized discount of $43 million and $54 million, respectively.  The stated interest rate is 6.0% and the effective interest rate, which includes the accretion of the discount and issuance costs, is 13.0%.  The Convertible notes due 2017 mature on June 15, 2017, and are not redeemable by the Company prior to the maturity date.  There have been no conversions since issuance.

At the time of issuance, the liability and equity components of the Convertible notes due 2017 were separately accounted for based on estimates of the Company’s non-convertible debt borrowing rate.  The Company determined that the conversion option was indexed to the Company’s own stock and met all of the criteria for equity classification.  The initial valuation of the equity component was $33 million, net of $22 million of deferred taxes, recorded within Additional paid-in capital in the Consolidated Balance Sheets during the year ended December 31, 2012.  Since the conversion option met all of the criteria for equity classification, there have been no changes in value recorded from the date of issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Conversion Based on Note Price.  Prior to the close of business on the scheduled trading day immediately preceding December 15, 2016, the notes may be converted during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 in principal amount of the notes for each day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s Common stock and the applicable conversion rate for the notes of such date.

Conversion Based on Stock Price. Prior to the close of business on the scheduled trading day immediately preceding December 15, 2016, the notes may be converted during any calendar quarter after the calendar quarter ending March 31, 2012 and only during such calendar quarter, if the last reported sale price of the Company’s Common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect for the notes on each such trading day.

The conversion price is $12.79 per share (based on an initial conversion rate of 78.2014 shares per $1,000 principal amount of notes).  Upon conversion, the principal amount of the converted notes is payable in cash and the Company will pay or deliver (at its election): (i) cash; (ii) shares of the Company’s Common stock; or (iii) a combination of cash and shares of the Company’s Common stock; to settle amounts due if the conversion value exceeds the principal of the converted notes.  As of December 31, 2013, the if-converted value exceeded the principal amount of the notes by $226 million, and the notes met the requirements for conversion.

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

Credit Facilities

As of December 31, 2013, unsecured borrowing arrangements include a Revolving Credit Facility with $300 million of aggregate commitments and other minor facilities with $5 million of aggregate commitments.

Revolving Credit Facility.  The Company has an unsecured Revolving Credit Facility that is operating under an Amended and Restated Credit Agreement dated August 2, 2012 among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. The facility has $300 million of aggregate commitments (scheduled to expire between July 1, 2014 and August 2, 2015), as discussed further below.

The Amended Credit Facility consists of two tranches: (i) a $250 million revolving credit tranche (“Tranche A”) that is scheduled to expire on August 2, 2015 and (ii) a $50 million revolving credit tranche (“Tranche B”) that is scheduled to expire on July 1, 2014.  No borrowing may be made under Tranche B if there is unused availability under Tranche A.  Borrowings under the facility are subject to satisfaction of certain conditions, including compliance with a borrowing base coverage ratio test of unencumbered assets (less any balance held in escrow for the 2014 Convertible Notes) to unsecured debt of at least 1.2 to 1.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Revolving Credit Facility is variable-rate and the facility fee and interest rate margin under the facility are subject to change if the Company’s senior unsecured long-term debt ratings are changed by certain credit rating agencies.

Debt Covenants

Certain debt arrangements require the maintenance of certain financial ratios and contain other affirmative and negative covenants, termination events, and other restrictions, including, but not limited to, covenants relating to material adverse changes, consolidated net worth, liquidity, profitability, and available borrowing capacity maintenance, restrictions on indebtedness of the Company and its material subsidiaries, mergers, liens, liquidations, sale and leaseback transactions, and restrictions on certain types of payments, including dividends and stock repurchases. Certain other debt arrangements, including the Fannie Mae committed facility, contain provisions that permit the Company or our counterparty to terminate the arrangement upon the occurrence of certain events, including those described below.

Among other covenants, the Revolving Credit Facility and certain mortgage repurchase facilities require that the Company maintain:  (i) on the last day of each fiscal quarter, net worth of at least $1.0 billion; (ii) a ratio of indebtedness to tangible net worth no greater than 5.75 to 1; (iii) a minimum of $1.0 billion in committed mortgage warehouse financing capacity excluding any mortgage warehouse capacity provided by GSEs and certain mortgage gestation facilities; and (iv)  a minimum of $750 million in committed third party fleet vehicle lease financing capacity.  These covenants represent the most restrictive net worth and debt to equity covenants; however, certain other outstanding debt agreements contain debt to equity covenants that are less restrictive.

During 2013, the termination events for the Fannie Mae committed facility were amended to require the Company to maintain (i) on the last day of each fiscal quarter, consolidated net worth of at least $1.0 billion; (ii) on the last day of each fiscal quarter, a ratio of indebtedness to tangible net worth no greater than 6.0 to 1; (iii) a minimum of $1.0 billion in committed mortgage warehouse or gestation facilities, with no more than $500 million of gestation facilities included towards the minimum, but excluding committed or uncommitted loan purchase arrangements or other funding arrangements from Fannie Mae and any mortgage warehouse capacity provided by government sponsored enterprises; and (iv) compliance with certain loan repurchase trigger event criteria related to the aging of outstanding loan repurchase demands by Fannie Mae.

As of December 31, 2013, the Company was in compliance with all financial covenants related to its debt arrangements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Pension and Other Post Employment Benefits

Defined Contribution Savings Plans.  The Company and PHH Home Loans sponsor separate defined contribution savings plans that provide certain eligible employees an opportunity to accumulate funds for retirement. Contributions of participating employees are matched on the basis specified by these plans. The costs for contributions to these plans are included in Salaries and related expenses in the Consolidated Statements of Operations and were $11 million, $10 million, and $9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Defined Benefit Pension Plan and Other Employee Benefit Plan.  The Company sponsors a domestic non-contributory defined benefit pension plan, which covers certain eligible employees. Benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. In addition, a post employment benefits plan is maintained for retiree health and welfare costs of certain eligible employees. Both the defined benefit pension plan and the other post employment benefits plan are frozen, wherein the plans only accrue additional benefits for a very limited number of employees.

The measurement date for all benefit obligations and plan assets is December 31.  The following table provides benefit obligations, plan assets and the funded status of the plans:

	Pension Benefits		Other Post Employment Benefits
	2013	2012	2013	2012
	(In millions)
Benefit obligation	$44	$48	$2	$1
Fair value of plan assets	39	34	—	—
Unfunded status	(5)	(14)	(2)	(1)
Unfunded pension liability recorded in Accumulated other comprehensive income (loss):
Net loss	10	19	—	—
Net amount recognized	$5	$5	$(2)	$(1)

During both the years ended December 31, 2013 and 2012 the net periodic benefit cost related to the defined benefit pension plan was $1 million and the expense recorded for the other post employment benefits plan was not significant. During the year ended December 31, 2011, both the net periodic benefit cost related to the defined benefit pension plan and the expense recorded for the other post employment benefits plan were not significant.

As of December 31, 2013, future expected benefit payments to be made from the defined benefit pension plan’s assets, which reflect expected future service, are $2 million in the years ending December 31, 2014 through 2018 and $13 million for the five years ending December 31, 2023.

The Company’s policy is to contribute amounts to the defined benefit pension plan sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts at the discretion of the Company.  Contributions made to the plan during the year ended December 31, 2013 were $1 million and contributions made during the year ended December 31, 2012 were not significant. An estimate of the expected contributions to the defined benefit pension plan is $1 million for the year ending December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

The following table summarizes Income tax expense (benefit):

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Current:
Federal	$—	$—	$—
State	5	11	(1)
Foreign	8	5	10
Income tax contingencies:
Change in income tax contingencies	—	1	(6)
Interest and penalties	—	—	(1)
Total current income tax expense	13	17	2
Deferred:
Federal	63	(4)	(90)
State	2	(20)	(9)
Foreign	(1)	1	(3)
Total deferred income tax expense (benefit)	64	(23)	(102)
Income tax expense (benefit)	$77	$(6)	$(100)

The following table summarizes Income (loss) before income taxes:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Domestic operations	$217	$61	$(220)
Foreign operations	24	26	18
Income (loss) before income taxes	$241	$87	$(202)

No provision has been made for federal deferred taxes on $150 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2013 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized federal deferred tax liability for unremitted earnings is not practicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities represent the basis differences between assets and liabilities measured for financial reporting versus for income-tax returns purposes.  The following table summarizes the significant components of deferred tax assets and liabilities:

	December 31,
	2013	2012
	(In millions)
Deferred tax assets:
Accrued liabilities, provisions for losses and deferred income	$72	$98
Federal loss carryforwards and credits	415	376
State loss carryforwards and credits	46	49
Alternative minimum tax credit carryforward	22	22
Other	2	4
Gross deferred tax assets	557	549
Valuation allowance	(26)	(30)
Deferred tax assets, net of valuation allowance	531	519
Deferred tax liabilities:
Originated mortgage servicing rights	311	231
Purchased mortgage servicing rights	107	99
Depreciation and amortization	798	811
Deferred tax liabilities	1,216	1,141
Net deferred tax liability	$685	$622

The deferred tax assets valuation allowance primarily relates to state loss carryforwards. The valuation allowance will be reduced when and if it is determined that it is more likely than not that all or a portion of the deferred tax assets will be realized. The federal and state loss carryforwards will expire from 2017 to 2033 and from 2014 to 2033, respectively.

The total alternative minimum tax credit is not subject to limitations, and primarily consists of credits existing at the time of the spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.) that are available to the Company. As of December 31, 2013, it has been determined that all alternative minimum tax carryforwards can be utilized in future years; therefore, no reserve or valuation allowance has been recorded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income taxes differ from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Income (loss) before income taxes	$241	$87	$(202)
Statutory federal income tax rate	(35)%	(35)%	(35)%
Income taxes computed at statutory federal rate	$84	$30	$(71)
State and local income taxes, net of federal tax benefits	9	3	(12)
Liabilities for income tax contingencies	—	1	(7)
Changes in rate and apportionment factors	(6)	(10)	(5)
Changes in valuation allowance	2	(2)	6
Noncontrolling interest	(11)	(22)	(10)
Other	(1)	(6)	(1)
Income tax expense (benefit)	$77	$(6)	$(100)
Effective tax rate	31.8%	(7.0)%	(49.7)%

State and local income taxes, net of federal tax benefits. Represents the impact to the effective tax rate from the pre-tax income or loss as well as the mix of income and loss from the operations by entity and state income tax jurisdiction. The effective state tax rate was higher for the year ended December 31, 2013 as compared to 2012.

Liabilities for income tax contingencies. Represents the impact to the effective tax rate from changes in the liabilities for income tax contingencies associated with new uncertain tax positions taken during the period or the resolution and settlement of prior uncertain tax positions with various taxing authorities. During the year ended December 31, 2011, the change was the result of the IRS concluding its examination and review of the Company’s taxable years 2006 through 2009.

Changes in rate and apportionment factors. Represents the impact to the effective tax rate from deferred tax items for changes in apportionment factors and tax rate.  For the years ended December 31, 2013 and 2012, the amounts represent the impact of applying statutory changes to apportionment weight, apportionment sourcing and corporate income tax rates that were enacted by various states, primarily New Jersey.

Changes in valuation allowance. Represents the impact to the effective tax rate from state loss carryforwards generated during the year for which the Company believes it is more likely than not that the amounts will not be realized. For the year ended December 31, 2011, the change was primarily driven by state tax losses generated by our mortgage business.

Noncontrolling interest. Represents the impact to the effective tax rate from Realogy Corporation’s portion of income taxes related to the income or loss attributable to PHH Home Loans.  The impact is driven by PHH Home Loans’ election to report as a partnership for federal and state income tax purposes, whereby, the tax expense is reported by the individual LLC members.  Accordingly, the Company’s Income tax expense or benefit includes only its proportionate share of the income tax related to the income or loss generated by PHH Home Loans.

The activity in the liability for unrecognized income tax benefits (including the liability for potential payment of interest and penalties) consisted of:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Balance, beginning of period	$4	$3	$9
Activity related to tax positions taken during the current year	—	1	2
Activity related to tax positions taken during prior years	—	—	(8)
Balance, end of period	$4	$4	$3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective income tax rate would be positively impacted by $4 million in the event of a favorable resolution of income tax contingencies or reductions in valuation allowances as of both December 31, 2013 and 2012 and $3 million as of December 31, 2011.

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

The estimated liability for the potential payment of interest and penalties included in the liability for unrecognized income tax benefits was $1 million as of both December 31, 2013 and 2012.

The Company and its subsidiaries remain subject to examination by the IRS for the tax years ended December 31, 2010 through 2013.  As of December 31, 2013, foreign and state income tax filings were subject to examination for periods including and subsequent to 2006, dependent upon jurisdiction.

15. Credit Risk

The Company is subject to the following forms of credit risk:

▪     Consumer credit risk—through mortgage banking activities as a result of originating and servicing residential mortgage loans

▪     Commercial credit risk—through fleet management and leasing activities

▪     Counterparty credit risk—through derivative transactions, sales agreements and various mortgage loan origination and servicing agreements

Accounts Receivable

Accounts receivable is primarily related to advances on mortgage loans serviced, trade accounts receivable from fleet management and leasing activities and receivables from loan production activities.  The following table summarizes Accounts receivable, net:

	December 31,
	2013	2012
	(In millions)
Mortgage servicing advances	$565	$293
Fleet management trade receivables	345	426
Other	77	82
Accounts receivable, gross	987	801
Allowance for doubtful accounts	(6)	(4)
Accounts receivable, net	$981	$797

Mortgage servicing advance receivables represent funds that were advanced by the Company, in accordance with the requirements of mortgage servicing relationships, to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Under the terms of servicing arrangements, the Company is entitled to receive repayment of such advances from borrowers (through collection of principal, interest and escrow payments), investors, or insurance proceeds, and the Company is exposed to losses from the receivables only to the extent that the respective servicing guidelines are not followed.  Under certain subservicing arrangements, the Company has required the subservicing counterparty to fund advances for their respective portfolios of subserviced loans.  Amounts received to fund subservicing advances are recorded within Accounts payable and accrued expenses in the Consolidated Balance Sheets.  See further information in Note 10, “Accounts Payable and Accrued Expenses”.

Fleet management trade receivables represent amounts receivable from fleet lease agreements and from revenue for other fleet management services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An allowance for uncollectible receivables is recorded when it becomes probable, based on the age of outstanding receivables, that the receivables will not be collected.  As of December 31, 2013, the allowance for doubtful accounts primarily relates to Mortgage servicing advance receivables.

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

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	December 31,
	2013	2012
	(In millions)
Loan Servicing Portfolio Composition
Owned	$130,494	$142,930
Subserviced(2)	96,343	40,800
Total	$226,837	$183,730
Conventional loans	$191,916	$149,432
Government loans	29,200	29,842
Home equity lines of credit	5,721	4,456
Total	$226,837	$183,730
Weighted-average interest rate	4.0%	4.3%

	December 31,
	2013		2012
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	2.43%	1.82%	2.45%	1.93%
60 days	0.83%	0.62%	0.64%	0.52%
90 or more days	1.08%	0.90%	0.80%	0.70%
Total(2)	4.34%	3.34%	3.89%	3.15%
Foreclosure/real estate owned(3)	2.46%	2.36%	2.05%	1.92%

(1)       Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)       The total servicing portfolio increased during 2013 due to the assumption of a new subservicing portfolio.  Excluding the subservicing portfolio assumed during 2013, the Company’s total portfolio delinquency and foreclosure/real estate owned based on the number of loans were 3.90% and 1.89%, respectively, and based on the unpaid principal balance were 2.86% and 1.64%, respectively.

(3)       As of December 31, 2013 and 2012, the total servicing portfolio included 24,892 and 17,329 of loans in foreclosure with an unpaid principal balance of $4.7 billion and $3.0 billion, respectively. Excluding the subservicing portfolio assumed during 2013, the Company’s total servicing portfolio included 14,650 of loans in foreclosure with an unpaid principal balance of $2.6 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Year Ended
	December 31,
	2013	2012
	(In millions)
Balance, beginning of period	$191	$127
Realized losses	(73)	(136)
Increase in reserves due to:
Changes in assumptions	7	182
New loan sales	17	18
Balance, end of period	$142	$191

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum exposure to representation and warranty provisions exceeds the amount of loans in the capitalized portfolio of $129.1 billion; however, the maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of December 31, 2013, $214 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 15% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of December 31, 2013 and 2012, liabilities for probable losses related to repurchase and indemnification obligations of $100 million and $140 million, respectively, are included in Other liabilities in the Consolidated Balance Sheets. The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate in defending against requests, estimated insurance claim proceeds and denials and estimated loss severities on repurchases and indemnifications.  The liability for loan repurchases and indemnifications does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries. While the Company uses the best information available in estimating the liability, actual experience can vary significantly from the assumptions as the estimation process is inherently uncertain.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of December 31, 2013, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $30 million which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans.  The Company’s estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

factors, including: (i) home prices and the levels of home equity; (ii) the quality of our underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.

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

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Consolidated Balance Sheets as follows:

	December 31,
	2013	2012
	(In millions)
Mortgage loans in foreclosure(1)	$192	$148
Allowance for probable foreclosure losses	(20)	(28)

Mortgage loans in foreclosure, net	$172	$120

Real estate owned	$73	$76
Adjustment to value for real estate owned	(22)	(23)

Real estate owned, net	$51	$53

(1)                   Includes $118 million and $65 million of recoverable advances as of December 31, 2013 and 2012, respectively.

Mortgage Reinsurance

In 2013, the Company terminated its remaining inactive reinsurance contract which settled the liability and exposure to loss under that contract and released the $118 million restricted cash and investments held in trust to pay future losses.  The primary mortgage insurer received a $49 million termination payment from the trust account and the Company received the remaining $69 million unrestricted cash balance. During the year ended December 31, 2013, the termination resulted in a pre-tax loss of $21 million which was recorded in Loan servicing income in the Consolidated Statements of Operations.

In 2012, the Company terminated one of its inactive reinsurance contracts.  During the year ended December 31, 2012, this termination resulted in a pre-tax loss of $16 million which was recorded in Loan servicing income in the Consolidated Statements of Operations.

A summary of the activity in the liability for reinsurance losses is as follows:

	Year Ended
	December 31,
	2013	2012
	(In millions)
Balance, beginning of period	$33	$84
Realized losses(1)	(35)	(65)
Increase in liability for reinsurance losses	2	14
Balance, end of period	$—	$33

(1)              Realized losses for the year ended December 31, 2013 and 2012 includes $28 million and $21 million, respectively, related to the release of reserves associated with the termination of inactive reinsurance agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Credit Risk

The Company is exposed to commercial credit risk for its clients under the vehicle lease and fleet management service agreements.  Such risk is managed through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis.  The lease agreements generally allow the Company to refuse any additional orders upon the occurrence of certain credit events; however, the obligation remains for all leased vehicle units under contract at that time.  The fleet management service agreements can generally be terminated upon 30 days written notice.  As of December 31, 2013 and 2012, there were no significant client concentrations related to vehicle leases.

Vehicle leases are primarily classified as operating leases; however, certain leases are classified as direct financing leases and recorded within Net investment in fleet leases in the Consolidated Balance Sheets.  During the years ended December 31, 2013 and 2012, the amount of direct financing leases sold were $41 million and $58 million, respectively.

The following table summarizes the status of direct financing leases:

	December 31,
	2013	2012
	(In millions)
Current amount	$87	$73
30-59 days	11	12
60-89 days	—	1
Greater than 90 days(1)	—	5
Direct financing lease receivables, gross(2)	98	91
Allowance for credit losses	—	—
Direct financing lease receivables, net	$98	$91

(1)       As of December 31, 2013, the amount of leases that were still accruing interest was not significant.  As of December 31, 2012, there were $5 million of leases that were still accruing interest.

(2)       There were no direct financing leases on non-accrual status as of December 31, 2013 and 2012, respectively.

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

As of December 31, 2013, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties with respect to derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to a diverse client base.

During the year ended December 31, 2013, 21% of mortgage loan originations were derived from our relationships with Realogy and its affiliates, 29% were derived from Merrill Lynch Home Loans, a division of Bank of America, National Association and 12% were derived from Morgan Stanley Private Bank, N.A.

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

Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible loss cannot be estimated for all matters.  For matters where the Company can estimate the range of losses, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $10 million as of December 31, 2013.

As of December 31, 2013, the Company’s recorded reserves associated with legal and regulatory contingencies were not material.  However, there can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves.  As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CFPB Investigation

In January 2012, the Company was notified that the Bureau of Consumer Financial Protection (the “CFPB”) had opened an investigation to determine whether the Company’s mortgage insurance premium ceding practices to captive reinsurers comply with the Real Estate Settlement Procedures Act and other laws enforced by the CFPB . Through its reinsurance subsidiaries, the Company assumed risk in exchange for premiums ceded from primary mortgage insurance companies.  The Company did not provide reinsurance on loans originated after 2009.  In January 2014, the CFPB initiated an administrative proceeding alleging that the Company’s reinsurance activities violated certain provisions of the Real Estate Settlement Procedures Act.  The Company believes that it has complied with the Real Estate Settlement Procedures Act and other laws applicable to its former mortgage reinsurance activities, and intends to vigorously defend against the CFPB’s allegations.  Given the nature of this investigation and the related allegations, the Company cannot estimate the amount of loss or a range of possible losses, if any, and there can be no assurance that the ultimate resolution of this matter will not result in losses, which could be material to the Company’s results of operations, cash flows or financial position.

Lease and Purchase Commitments

The Company is committed to making rental payments under noncancelable operating and capital leases related to various facilities and equipment.  In addition, during the normal course of business, various commitments are made to purchase goods or services from specific suppliers, including those related to capital expenditures.

During the years ended December 31, 2013, 2012, and 2011, rental expense of $26 million, $25 million, and $24 million, respectively, was recorded in Occupancy and other office expenses in the Consolidated Statements of Operations.

The following table summarizes the Company’s commitments as of December 31, 2013:

	Future Minimum	Future Minimum
	Operating Lease	Capital Lease	Purchase
	Payments	Payments	Commitments
	(In millions)
2014	$21	$6	$124
2015	21	1	5
2016	20	—	2
2017	17	—	—
2018	16	—	—
Thereafter	63	—	—
Total	$158	$7	$131

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Committed mortgage gestation facilities are a component of the Company’s financing arrangements.  Certain gestation agreements are accounted for as sale transactions and result in mortgage loans and related debt that are not included in the Consolidated Balance Sheets.  As of December 31, 2013, there were $179 million of commitments available under off-balance sheet gestation facilities.

17.  Stock-Related Matters

Restrictions on Paying Dividends

The Company’s ability to declare and pay of dividends in the future is contingent upon many factors, including capital requirements of our operating subsidiaries and provisions of our debt arrangements, as well as other legal requirements and regulatory constraints.

Many of the Company’s subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions include, but are not limited to, those are pursuant to the Revolving Credit facility, certain asset-backed debt agreements, unrestricted cash available for use by variable interest entities and unrestricted cash held for use in Canada by subsidiaries of the Fleet Management Services segment. The aggregate restricted net assets of these subsidiaries totaled $748 million as of December 31, 2013; however, these restrictions on net assets of certain subsidiaries do not directly limit the ability to pay dividends from consolidated Retained earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2013, the Company may not pay dividends without the written consent of the lenders of the Revolving Credit facility or until the Convertible Notes due in 2014 have been repaid, prefunded, extended or refinanced, among other provisions.

18.  Accumulated Other Comprehensive Income

The after-tax components of Accumulated other comprehensive income (loss) were as follows:

	December 31,
	2013	2012
	(In millions)
Currency translation adjustment	$22	$36
Unrealized gains on available-for-sale securities, net of income taxes of $0 and $0	—	1
Pension adjustment, net of income tax benefit of $(4) and $(8)	(6)	(11)
Total	$16	$26

All components of Accumulated other comprehensive income (loss) are net of income taxes; however, currency translation adjustment excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

There were no amounts of Accumulated other comprehensive income (loss) attributable to noncontrolling interests as of December 31, 2013 and 2012, or during the respective periods.

Amounts reclassified out of Accumulated other comprehensive income (loss) related to realized gains and losses from the sale of available-for-sale securities were recorded within Other income in the Consolidated Statements of Operations.   During the year ended December 31, 2013, $1 million of gains and $1 million of losses from the sale of available-for-sale securities were realized.

19.  Stock-Based Compensation

The PHH Corporation Amended and Restated 2005 Equity and Incentive Plan (the “Plan”) governs awards of share based compensation.  The plan allows awards in the form of stock options, restricted stock units (“RSUs”), stock appreciation rights, and other stock- or cash-based awards.  Employees have been awarded stock options, service-based RSUs, performance-based RSUs and market-based RSUs to purchase shares of Common stock and performance-based restricted cash units and service-based restricted cash units to be settled in cash under the Plan.  RSUs granted entitle employees to receive one share of PHH Common stock upon the vesting of each RSU. The aggregate number of shares of PHH Common stock issuable under the Plan is 11,050,000.

The stock option awards have a maximum contractual term of ten years from the grant date. Service-based stock awards generally vest upon the fulfillment of a service condition ratably over a period of up to five years from the grant date.  Performance-based stock awards require the fulfillment of a service condition and the achievement of certain operating performance criteria and vest between two and three years from the grant date if both conditions are met. The performance criteria may also impact the number of awards that may vest.  Market-based stock awards require the fulfillment of a service condition and the achievement of certain targets associated with the Company’s stock price and vest three years from the grant date if both conditions are met.  All outstanding and unvested stock options and RSUs have vesting conditions pursuant to a change in control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, RSUs are granted to non-employee Directors as part of their compensation for services rendered as members of the Company’s Board of Directors. These RSUs vest immediately when granted. New shares of Common stock are issued to employees and Directors to satisfy the stock option exercise and RSU conversion obligations.

Compensation cost for service-based stock and cash awards is generally recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. Compensation cost for performance-based stock and cash awards is recognized over the requisite service period for the portion of the award for which it is probable that the performance condition will be achieved. Compensation cost for market-based stock awards is recognized over the requisite service period, regardless if the market condition is met.

The following table summarizes expense recognized related to stock-based compensation arrangements:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Stock-based compensation expense	$9	$6	$7
Income tax benefit related to stock-based compensation expense	(4)	(2)	(3)
Stock-based compensation expense, net of income taxes	$5	$4	$4

As of December 31, 2013, there was $20 million of unrecognized compensation cost related to outstanding and unvested stock options and RSUs that are expected to vest and be recognized over a weighted-average period of 2.1 years.  As of December 31, 2013, $6 million of unrecognized compensation cost related to outstanding and unvested stock options and RSUs would be recognized upon a change in control.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2013:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In years)	(In millions)
Outstanding at January 1, 2013	1,818,738	$18.15
Granted	351,829	21.94
Exercised	(147,466)	18.75
Forfeited or expired	(88,700)	20.19
Outstanding at December 31, 2013	1,934,401	$18.70	7.4	$11
Exercisable at December 31, 2013	555,260	$19.61	4.5	$3
Stock options vested and expected to vest	1,894,986	$18.65	7.4	$11

Generally, options are granted with exercise prices at the fair market value of the Company’s shares of Common stock, which is considered equal to the closing share price on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant-date fair value per stock option for awards granted during the years ended December 31, 2013, 2012 and 2011 was $11.27, $8.68 and $7.93, respectively.  The weighted-average grant-date fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected life (in years)	6.5	6.5	5.9
Risk-free interest rate	1.14%	1.10%	1.40%
Expected volatility	52.3%	51.7%	51.3%
Dividend yield	—	—	—

The expected life of each stock option is estimated based on their vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on the historical volatility of the Company’s Common stock.

The intrinsic value of options exercised was $1 million and $2 million during the years ended December 31, 2013 and 2012, respectively. The amount was not significant during the year ended December 31, 2011.

Restricted Stock Units

The following tables summarize restricted stock unit activity for the year ended December 31, 2013:

		Weighted-
		Average
		Grant-
	Number of	Date Fair
	RSUs(1)	Value
Performance-Based & Market-Based RSUs
Outstanding at January 1, 2013	556,813	$7.63
Granted	299,186	14.67
Forfeited	(63,405)	15.33
Outstanding at December 31, 2013	792,594	$9.67
RSUs expected to be converted into shares of Common stock	772,456	$9.65
Service-Based RSUs
Outstanding at January 1, 2013	432,031	$17.06
Granted(2)	410,009	23.18
Converted	(205,934)	16.91
Forfeited	(12,991)	16.12
Outstanding at December 31, 2013	623,115	$21.16
RSUs expected to be converted into shares of Common stock	623,115	$21.16

(1)              The performance criteria impact the number of awards that may vest.  The number of RSUs related to these performance-based awards represents the expected number to be earned.

(2)              Includes 62,757 RSUs earned by non-employee Directors for services rendered as members of the Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2013 and 2012, certain executives were awarded RSUs with market-based vesting conditions.  The weighted-average grant-date fair value per market-based RSU for awards granted during the years ended December 31, 2013 and 2012 was $12.47 and $6.69, respectively. The weighted-average grant-date fair value of these market-based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2013	2012
Grant date stock price	$22.28	$17.09
Risk-free interest rate	0.42%	0.40%
Expected volatility	38.6%	42.8%
Dividend yield	—	—

The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the RSUs.  The expected volatility was based on historical volatility of the Company’s Common stock.

The total fair value of RSUs converted into shares of Common stock was $5 million during the years ended December 31, 2013 and 2012 and $9 million during the year ended December 31, 2011.

20.  Fair Value Measurements

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  The assessment also includes consideration of identifying the valuation approach that would be used currently by market participants.  If it is determined that a change in valuation technique or its application is appropriate, or if there are other changes in availability of observable data or market activity, the current methodology will be analyzed to determine if a transfer between levels of the valuation hierarchy is appropriate.  Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs.

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of December 31, 2013 or 2012.

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

For Level Two MLHS, fair value is estimated through a market approach by using either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan including the value attributable to servicing rights and credit risk; (ii) current commitments to purchase loans; or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. The Agency mortgage-backed security market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices exist for securities at the pass-through level, which are published on a regular basis. The Company has the ability to access this market and it is the market into which conforming mortgage loans are typically sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012, Level Three MLHS include second lien and Scratch and Dent loans.  Second lien loans are valued using a discounted cash flow model.

Scratch & Dent loans represent mortgage loans with origination flaws or performance issues.  During the year ended December 31, 2012, certain S&D loans were transferred from Level Two to Level Three of the valuation hierarchy based on the lack of available observable market-based inputs.  Despite the consistency seen in the volume of trades of S&D loans, the type of demand for specific collateral has become more unique to investors. The S&D population is primarily valued using internally-developed collateral-based models based on characteristics of the underlying loan populations.

The following table reflects the difference between the carrying amounts of Mortgage loans held for sale measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	December 31, 2013		December 31, 2012
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Mortgage loans held for sale:
Carrying amount	$834	$12	$2,174	$17
Aggregate unpaid principal balance	837	17	2,126	25
Difference	$(3)	$(5)	$48	$(8)

The following table summarizes the components of Mortgage loans held for sale:

	December 31,
	2013	2012
	(In millions)
First mortgages:
Conforming	$737	$1,966
Non-conforming	48	143
Total first mortgages	785	2,109
Second lien	5	8
Scratch and Dent	44	56
Other	—	1
Total	$834	$2,174

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

A key assumption in the estimate of the fair value of MSRs is forecasted prepayments. A third-party model is used as a basis to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. Prepayment rates used in the development of expected future cash flows are based on historical observations of prepayment behavior in similar periods, comparing current mortgage interest rates to the mortgage interest rates in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the servicing portfolio. The rates incorporate loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of the capitalized loan servicing portfolio to refinance if interest rates decline and estimated levels of home equity. On a quarterly basis, assumptions used in estimating fair value are validated against a number of third-party sources, which may include peer surveys, MSR broker surveys, third-party valuations and other market-based sources.

The following summarize certain information regarding the initial and ending capitalization rate of MSRs:

	Year Ended
	December 31,
	2013	2012
Initial capitalization rate of additions to MSRs	1.10%	0.98%

	December 31,
	2013	2012
Capitalization servicing rate	0.99%	0.73%
Capitalization servicing multiple	3.4	2.4
Weighted-average servicing fee (in basis points)	29	30

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	December 31,
	2013	2012
Weighted-average prepayment speed (CPR)	9.0%	16.8%
Option adjusted spread, in basis points	1,056	1,013
Weighted-average delinquency rate	5.8%	6.8%

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	December 31, 2013
	Weighted-		Weighted-
	Average	Option	Average
	Prepayment	Adjusted	Delinquency
	Speed	Spread	Rate
	(In millions)
Impact on fair value of 10% adverse change	$(49)	$(67)	$(25)
Impact on fair value of 20% adverse change	(96)	(127)	(49)

These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

The effect of a variation in a particular assumption is calculated without changing any other assumption and the assumptions used in valuing the MSRs are independently aggregated. Although there are certain inter-relationships among the various key assumptions noted above, changes in one of the significant assumptions would not independently drive changes in the others.  The prepayment speed assumptions are highly dependent upon interest rates, which drive borrowers’ propensity to refinance; however, there are other factors that can influence borrower refinance activity.  These factors include housing prices, the levels of home equity, underwriting standards and loan product characteristics.  The OAS is a component of the discount rate used to present value the cash flows of the MSR asset and represents the spread over a base interest rate that equates the present value of cash flows of an asset to the market price of that asset.  The weighted average delinquency rate is based on the current and projected credit characteristics of the capitalized servicing portfolio and is dependent on economic conditions, home equity and delinquency and default patterns.

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  See Note 6, “Derivatives” for additional information regarding derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The average pullthrough percentage used in measuring the fair value of IRLCs as of December 31, 2013 and 2012 was 77% and 74%, respectively. The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

Forward Delivery Commitments are classified within Level Two of the valuation hierarchy. Forward delivery commitments fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. The fair value of forward delivery commitments is primarily based upon the current agency mortgage-backed security market to-be-announced pricing specific to the loan program, delivery coupon and delivery date of the trade. Best effort sales commitments are also executed for certain loans at the time the borrower commitment is made. These best effort sales commitments are valued using the committed price to the counterparty against the current market price of the interest rate lock commitment or mortgage loan held for sale.

Option Contracts are classified within Level Two of the valuation hierarchy. Option contracts represent the right to buy or sell mortgage-backed securities at specified prices in the future. The fair value of option contracts is based upon the underlying current to be announced pricing of the agency mortgage-backed security market, and a market-based volatility.

MSR-Related Agreements are classified within Level Two of the valuation hierarchy.  MSR-related agreements represent a combination of derivatives used to offset possible adverse changes in the fair value of MSRs, which include options on swap contracts, to-be-announced securities and interest rate swap contracts, among other instruments.  The fair value of MSR-related agreements is determined using quoted prices for similar instruments.

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

Convertible Note-Related Agreements relate to the Convertible notes due in 2014 and include conversion options and purchased options.  Convertible note-related agreements are classified within Level Three of the valuation hierarchy due to the inactive, illiquid market for the agreements.  The fair value of the conversion option and purchased options is determined using an option pricing model and is primarily impacted by changes in the market price and volatility of the Company’s Common stock. The convertible notes and related purchased options and conversion option are further discussed in Note 12, “Debt and Borrowing Arrangements”.

Foreign Exchange Contracts are classified within Level Two of the valuation hierarchy.  Foreign exchange contracts are used to mitigate the exchange risk associated with Canadian dollar denominated lease assets collateralizing U.S. dollar denominated borrowings.  The fair value of foreign exchange contracts is determined using current exchange rates.  As of December 31, 2013 and 2012, the Company did not hold any foreign exchange contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis were included in the Consolidated Balance Sheets as follows:

	December 31, 2013
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$785	$49	$—	$834
Mortgage servicing rights	—	—	1,279	—	1,279
Other assets—Derivative assets:
Interest rate lock commitments	—	—	23	—	23
Forward delivery commitments	—	26	—	(21)	5
Option contracts	—	2	—	—	2
MSR-related agreements	—	4	—	(4)	—
Interest rate contracts	—	2	—	—	2
Convertible note-related agreements	—	—	16	—	16

LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$1	$—	$1
Forward delivery commitments	—	10	—	(8)	2
MSR-related agreements	—	—	—	1	1
Convertible note-related agreements	—	—	16	—	16

	December 31, 2012
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Restricted investments	$—	$121	$—	$—	$121
Mortgage loans held for sale	—	2,110	64	—	2,174
Mortgage servicing rights	—	—	1,022	—	1,022
Other assets—Derivative assets:
Interest rate lock commitments	—	—	140	—	140
Forward delivery commitments	—	15	—	(7)	8
Option contracts	—	2	—	—	2
MSR-related agreements	—	5	—	(5)	—
Interest rate contracts	—	1	—	—	1
Convertible note-related agreements	—	—	27	—	27
LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$1	$—	$1
Forward delivery commitments	—	19	—	(13)	6
MSR-related agreements	—	—	—	5	5
Convertible note-related agreements	—	—	27	—	27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Year Ended December 31, 2013
			Interest
	Mortgage	Mortgage	rate lock
	loans held	servicing	commitments,
	for sale	rights	net
	(In millions)
Balance, beginning of period	$64	$1,022	$139
Realized and unrealized gains (losses)	(10)	13	475
Purchases	73	—	—
Issuances	2	244	—
Settlements	(85)	—	(592)
Transfers into Level Three	46	—	—
Transfers out of Level Three	(41)	—	—
Balance, end of period	$49	$1,279	$22

	Year Ended December 31, 2012
						Mortgage
			Interest			loan
	Mortgage	Mortgage	rate lock		Securitized	securitization
	loans held	servicing	commitments,	Investment	mortgage	debt
	for sale	rights	net	securities	loans(1)	certificates(1)
	(In millions)
Balance, beginning of period	$17	$1,209	$184	$—	$28	$21
Realized and unrealized gains (losses)	(10)	(497)	1,461	(2)	—	—
Purchases	36	—	—	—	—	—
Issuances	8	310	—	—	—	—
Settlements	(40)	—	(1,506)	(5)	—	—
Transfers into Level Three	67	—	—	—	—	—
Transfers out of Level Three	(14)	—	—	—	—	—
Deconsolidation of entity	—	—	—	7	(28)	(21)
Balance, end of period	$64	$1,022	$139	$—	$—	$—

(1)        Represents loans securitized and the related senior securitization debt certificates payable to third-parties through a securitization trust that was consolidated as a variable interest entity. In 2012, the Company sold its investment in the subordinated debt and residual interests of the trust and the entity was deconsolidated.

Transfers into Level Three generally represent mortgage loans held for sale with performance issues, origination flaws, or other characteristics that impact their salability in active secondary market transactions.  Transfers out of Level Three represent Scratch and Dent loans that were foreclosed upon and loans that have been cured.  Mortgage loans in foreclosure are measured at fair value on a non-recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Consolidated Statements of Operations as follows:

	Year Ended
	December 31,
	2013	2012
	(In millions)
Gain on mortgage loans, net:
Mortgage loans held for sale	$(15)	$(13)
Interest rate lock commitments	475	1,461
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	13	(497)
Mortgage interest income:
Mortgage loans held for sale	5	3
Other income:
Investment securities	—	(2)

Unrealized gains (losses) included in the Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Consolidated Balance Sheets were as follows:

	Year Ended December 31,
	2013	2012
	(In millions)
Gain on mortgage loans, net	$16	$124
Change in fair value of mortgage servicing rights	276	(223)

Fair Value of Other Financial Instruments

As of December 31, 2013 and 2012, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Total PHH Corporation stockholders’ equity. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents and Restricted cash and cash equivalents, the carrying value approximates fair value due to the short-term nature of such instruments.  These financial instruments are classified within Level One of the valuation hierarchy.

Debt.  As of December 31, 2013 and 2012, the total fair value of Debt was $5.9 billion and $7.0 billion, respectively, and substantially all of the debt is measured using Level Two inputs. As of December 31, 2013, the fair value of Level Two Debt was estimated using the following valuation techniques: (i) $3.8 billion was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; (ii) $0.8 billion was measured using observable spreads and terms for recent pricing of similar instruments; and (iii) $1.3 billion was measured using a discounted cash flow model incorporating assumptions based on current market information available for similar debt instruments.

Non-Recurring Fair Value Measurements

The Company measures certain assets, including its equity method investments, intangible assets and mortgage loans in foreclosure and real estate owned (“REO”) at fair value on a non-recurring basis.

Other Assets – Equity method investments and Intangible assets.  Other assets that incorporate fair value measurements into impairment analyses include equity method investments and intangible assets.  Fair value of equity method investments is determined by discounting cash flows of the projected financial results of the investment and the use of a market valuation approach.  Fair value of intangible assets is determined by discounting cash flows determined from applying a hypothetical royalty rate to projected revenues associated with these trademarks.   Due to the use of significant unobservable inputs and the inactive market for these assets, the measurements are classified within Level Three of the valuation hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2013, the impairment analyses resulted in a $5 million charge to reduce the value of our equity method investments (recorded within Other income in the Consolidated Statement of Operations) and there were no adjustments to value for the intangible assets.  During the years ended December 31, 2012 and 2011, the Company did not recognize any other-than-temporary impairments in the equity method investments and intangible assets.

Other Assets – Mortgage loans in foreclosure and Real estate owned.  Other assets that are evaluated for impairment using fair value measurements on a non-recurring basis consist of mortgage loans in foreclosure and real estate owned (“REO”). The evaluation of impairment reflects an estimate of losses currently incurred at the balance sheet date, which will likely not be recoverable from guarantors, insurers or investors. The impairment of mortgage loans in foreclosure, which represents the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances on those loans, is based on the fair value of the underlying collateral, determined on a loan level basis, less costs to sell. Fair value of the collateral is estimated by considering appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions. REO, which are acquired from mortgagors in default, are recorded at the lower of adjusted carrying amount at the time the property is acquired or fair value of the property, less estimated costs to sell. Fair value of REO is estimated using appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions.

The allowance for probable losses associated with mortgage loans in foreclosure and the adjustment to record REO at their estimated net realizable value were based upon fair value measurements with assumptions primarily from Level Three of the valuation hierarchy.  During the years ended December 31, 2013 and 2012, total repurchase and foreclosure-related charges of $7 million and $182 million, respectively, were recorded in Other operating expenses, which include changes in the estimate of losses related to off-balance sheet exposure to loan repurchases and indemnifications in addition to the provision for valuation adjustments for mortgage loans in foreclosure and REO. See Note 15, “Credit Risk” for further discussion regarding the balances of mortgage loans in foreclosure, REO, and the off-balance sheet exposure to loan repurchases and indemnifications.

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

The Company’s involvement in variable interest entities primarily relate to PHH Home Loans, a joint venture with Realogy Corporation, and fleet vehicle financing activities.  The activities of significant variable interest entities are more fully described below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities of significant consolidated variable interest entities are included in the Consolidated Balance Sheets as follows:

	December 31, 2013
		Chesapeake	FLRT and
	PHH Home	and D.L.	PHH Lease
	Loans	Peterson Trust	Receivables LP

ASSETS	(In millions)
Cash	$91	$5	$—
Restricted cash(1)	3	157	46
Mortgage loans held for sale	308	—	—
Accounts receivable, net	7	46	—
Net investment in fleet leases	—	2,982	599
Property and equipment, net	2	—	—
Other assets	7	12	6
Total assets	$418	$3,202	$651
Assets held as collateral(2)	$300	$3,185	$645
LIABILITIES
Accounts payable and accrued expenses	$15	$2	$5
Debt	280	2,866	598
Other liabilities	11	—	—
Total liabilities(3)	$306	$2,868	$603

	December 31, 2012
		Chesapeake	FLRT and
	PHH Home	and D.L.	PHH Lease
	Loans	Peterson Trust	Receivables LP
	(In millions)
ASSETS
Cash	$59	$2	$—
Restricted cash(1)	4	186	59
Mortgage loans held for sale	716	—	—
Accounts receivable, net	17	73	—
Net investment in fleet leases	—	2,856	675
Property and equipment, net	2	—	—
Other assets	20	12	7
Total assets	$818	$3,129	$741

Assets held as collateral(2)	$691	$3,114	$731
LIABILITIES
Accounts payable and accrued expenses	$25	$2	$8
Debt	629	2,771	662
Other liabilities	13	—	—
Total liabilities(3)	$667	$2,773	$670

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the assets and liabilities of significant variable interest entities that were consolidated as outlined above, the Company had the following involvement with these entities as of and for the year ended December 31:

	Net income (loss)(1)
	2013	2012	2011
	(In millions)
PHH Home Loans	$43	$111	$46
Chesapeake and D.L. Peterson Trust	64	58	53
FLRT and PHH Lease Receivables LP	12	11	7
Mortgage Securitization Trust (2)	—	—	(3)

	PHH Corporation		Intercompany
	Investment(3)		receivable (payable)(3)
	2013	2012	2013	2012
	(In millions)
PHH Home Loans	$57	$57	$15	$22
Chesapeake and D.L. Peterson Trust	613	766	(273)	(238)
FLRT and PHH Lease Receivables LP	23	107	(9)	(36)

(1)   Includes adjustments for the elimination of intercompany transactions.

(2)   In 2012, the Company sold its investment in the subordinated debt and residual interest of a Mortgage loan securitization trust that had been consolidated as a variable interest entity.

(3)   Amounts are eliminated in the Consolidated Balance Sheets.

PHH Home Loans

Purpose and Structure. The Company owns 50.1% of PHH Home Loans and Realogy Corporation owns the remaining 49.9%. The operations of PHH Home Loans are governed by the PHH Home Loans Operating Agreement.  PHH Home Loans was formed for the purpose of originating and selling mortgage loans primarily sourced through Realogy’s owned real estate brokerage business, NRT, and corporate relocation business, Cartus.  All loans originated by PHH Home Loans are sold to PHH Mortgage or to unaffiliated third-party investors at arm’s-length terms. The PHH Home Loans Operating Agreement provides that at least 15% of the total loans originated by PHH Home Loans are sold to unaffiliated third party investors. PHH Home Loans does not hold any mortgage loans for investment purposes or retain mortgage servicing rights for any loans it originates.

During the years ended December 31, 2013, 2012 and 2011, PHH Home Loans originated residential mortgage loans of $9.3 billion, $12.1 billion and $9.6 billion, respectively, and PHH Home Loans brokered or sold $5.0 billion, $6.0 billion and $6.2 billion, respectively, of mortgage loans to the Company under the terms of a loan purchase agreement.  For the year ended December 31, 2013, 21% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which 85% were originated by PHH Home Loans.  As of December 31, 2013, the Company had outstanding commitments to purchase or fund $269 million of mortgage loans and lock commitments expected to result in closed mortgage loans from PHH Home Loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contributions and Distributions.  PHH Home Loans is financed through equity contributions, sales of mortgage loans to PHH Mortgage and other investors, and secured and unsecured subordinated indebtedness. The Company did not make any capital contributions to support the operations of PHH Home Loans during the years ended December 31, 2013, 2012 and 2011.  The Company is not solely obligated to provide additional financial support to PHH Home Loans.

Subject to certain regulatory and financial covenant requirements, net income generated by PHH Home Loans is distributed quarterly to its members pro rata based upon their respective ownership interests. PHH Home Loans may also require additional capital contributions from the Company and Realogy under the terms of the Operating Agreement if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of PHH Home Loans or its subsidiaries. Distributions received from PHH Home Loans were $40 million, $42 million and $20 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Other Support. The Company maintains an unsecured subordinated Intercompany Line of Credit with PHH Home Loans with $60 million in available capacity as of December 31, 2013.  This indebtedness is not collateralized by the assets of PHH Home Loans. The Company has extended the subordinated financing to increase PHH Home Loans’ capacity to fund mortgage loans and to support certain covenants of the entity. There were no borrowings outstanding under this Intercompany Line of Credit as of December 31, 2013 or 2012.

Realogy Agreements. Unless terminated earlier, the Company’s relationship with Realogy continues until January 31, 2055.  Realogy has the right to terminate the Strategic Relationship Agreement and terminate this venture upon the occurrence of certain events. In addition, beginning on February 1, 2015, Realogy will have the right, at any time upon two years’ notice to us, to terminate its interest in PHH Home Loans. Upon Realogy’s termination of the agreement, Realogy will have the option either to require that PHH purchase their interest in PHH Home Loans at fair value, plus, in certain cases, liquidated damages, or to cause the Company to sell its interest in PHH Home Loans to a third party designated by Realogy at fair value plus, in certain cases, liquidated damages. In the case of a termination by Realogy following a change in control of PHH, the Company may be required to make a cash payment to Realogy in an amount equal to PHH Home Loans’ trailing 12 months net income multiplied by the greater of (i) the number of years remaining in the first 12 years of the term of the agreement or (ii) two years.

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

Upon termination, all of PHH Home Loans agreements will terminate automatically (excluding certain privacy, non-competition, venture-related transition provisions and other general provisions), and Realogy will be released from any restrictions under the PHH Home Loans agreements that may restrict its ability to pursue a partnership, joint venture or another arrangement with any third-party mortgage operation.  The termination of this joint venture and other Realogy agreements would have a significant impact on our volumes of mortgage loan originations and related Net revenues.

Chesapeake and D.L. Peterson Trust

Purpose and Structure.  Vehicle acquisitions in the U.S. for the Fleet Management services segment are primarily financed through the issuance of asset-backed variable funding notes issued by the Company’s wholly owned subsidiary Chesapeake Funding LLC.  D.L. Peterson Trust (“DLPT”), a bankruptcy remote statutory trust, holds the title to all vehicles that collateralize the debt issued by Chesapeake Funding. DLPT also acts as a lessor under both operating and direct financing lease agreements.  Chesapeake Funding’s assets primarily consist of a loan made to Chesapeake Finance Holdings LLC, a wholly owned subsidiary of the Company. Chesapeake Finance owns all of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the special units of beneficial interest in the leased vehicles and eligible leases and certain other assets issued by DLPT, representing all interests in DLPT.

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

In accordance with the Amended and Restated Servicer Agreement, the Company acts as a servicer for Chesapeake Finance and DLPT and in accordance with the Administrative Agreement, the Company acts as an administrator of the entities.  The Company received related fees from Chesapeake of $6 million during each of the years ended December 31, 2013, 2012 and 2011, respectively.

Contributions and Distributions.  Certain capital transactions are executed between the Company and Chesapeake whereby the Company makes contributions to Chesapeake for increased escrow requirements, debt issuance costs and additional paydown of outstanding notes of Chesapeake.  During the years ended December 31, 2013, 2012 and 2011, these contributions were $5 million, $5 million, and $10 million, respectively.  Chesapeake may also distribute capital to the Company from the release of overcollateralization from asset-backed debt arrangements, leveraging existing series of asset-backed notes or from issuance of new note series.  Distributions received from Chesapeake were $158 million, $38 million and $33 million during the years December 31, 2013, 2012 and 2011, respectively.

Other Support.  The Chesapeake Finance LLC agreement and a separate Demand Note agreement require the Company to contribute up to $345 million of additional capital to Chesapeake Finance, upon the demand from Chesapeake Finance.  This additional support arrangement was issued to support Chesapeake Finance in meeting certain required capitalization levels.

Fleet Leasing Receivables Trust

Purpose and Structure.  Fleet Leasing Receivables Trust (“FLRT”) is a Canadian special purpose trust and its primary business activities include the acquisition, disposition and administration of purchased or acquired lease assets from our other Canadian subsidiaries and the borrowing of funds or the issuance of securities to finance such acquisitions. PHH Fleet Lease Receivables LP is a bankruptcy remote special purpose entity that holds the beneficial ownership of lease assets transferred from Canadian subsidiaries.

The Company determined that FLRT and PHH Fleet Lease Receivables LP are VIEs based on a qualitative basis after considering the nature and purpose of the entities and how the risk transferred to interest holders through their variable interests.

The Company acts as initial servicer, collections agent and financial services agent of FLRT and PHH Fleet Lease Receivables LP.  Related fees of $1 million were paid to the Company by FLRT during each of the years ended December 31, 2013, 2012 and 2011.

Contributions and Distributions. Certain FLRT debt transactions are structured whereby subsidiaries of the Company contribute the beneficial ownership in vehicles under lease to PHH Fleet Lease Receivables LP and receive distributions upon the issuance of the debt by FLRT.  During the years ended December 31, 2013, 2012 and 2011, the Company and its subsidiaries contributed $275 million, $379 million and $349 million of vehicles to PHH Fleet Lease Receivables LP, respectively and received distributions of $333 million, $380 million and $339 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Related Party Transactions

Certain Business Relationships

Thomas P. (Todd) Gibbons, one of the Company’s Directors is Vice Chairman and Chief Financial Officer of the Bank of New York Mellon Corporation, the Bank of New York Mellon, and BNY Mellon, N.A. (collectively “BNY Mellon”).  The Company has certain relationships with BNY Mellon, including financial services, commercial banking and other transactions. BNY Mellon participates as a lender in several of the Company’s credit facilities, functions as the custodian for loan files, and functions as the indenture trustee on the Convertible notes due in 2014 and 2017, and the Senior notes due in 2016, 2019 and 2021 as well as several of the Vehicle management asset-backed debt facilities.  The Company also executes forward loan sales agreements and interest rate contracts with BNY Mellon.  These transactions were entered into in the ordinary course of business upon terms, including interest rate and collateral, substantially the same as those prevailing at the time. The fees paid to BNY Mellon, including interest expense, during the years ended December 31, 2013 and 2012 were not significant.

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

Segment results as of and for the year ended December 31, were as follows:

	Total Assets
	2013	2012
	(In millions)
Mortgage Production segment	$1,127	$2,587
Mortgage Servicing segment	2,244	1,791
Fleet Management Services segment	4,453	4,502
Other	1,024	723
Total	$8,848	$9,603

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Net Revenues			Segment Profit (Loss)(3)
	2013	2012	2011	2013	2012	2011
	(In millions)
Mortgage Production segment(1)	$821	$1,234	$914	$22	$416	$258
Mortgage Servicing segment	381	(106)	(343)	157	(462)	(557)
Fleet Management Services segment	1,642	1,617	1,646	88	87	75
Other(2)	(2)	(2)	(3)	(55)	(13)	(3)
Total	$2,842	$2,743	$2,214	$212	$28	$(227)

(1)              For the year ended December 31, 2011, Net revenues and segment profit for the Mortgage Production segment includes a $68 million gain on the 50.1% sale of the equity interests in the Company’s appraisal services business.

(2)              For the years ended December 31, 2013 and 2012, Other primarily represents the pre-tax loss on the early repayment of certain unsecured debt obligations which were not allocated to the reportable segments.

(3)              The following is a reconciliation of Income (loss) before income taxes to segment profit (loss):

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Income (loss) before income taxes	$241	$87	$(202)
Less: net income attributable to noncontrolling interest	29	59	25
Segment profit (loss)	$212	$28	$(227)

	Interest Income			Interest Expense
	2013	2012	2011	2013	2012	2011
	(In millions)
Mortgage Production segment	$63	$84	$101	$127	$150	$125
Mortgage Servicing segment	9	9	15	58	62	76
Fleet Management Services segment	3	3	3	60	70	82
Other	(2)	(2)	(2)	(2)	(2)	(2)
Total	$73	$94	$117	$243	$280	$281

	Depreciation on Operating Leases			Other Depreciation and Amortization
	2013	2012	2011	2013	2012	2011
	(In millions)
Mortgage Production segment	$—	$—	$—	$13	$7	$9
Mortgage Servicing segment	—	—	—	1	—	1
Fleet Management Services segment	1,211	1,212	1,223	10	10	11
Other	—	—	—	9	8	4
Total	$1,211	$1,212	$1,223	$33	$25	$25

Amounts attributable to the domestic and foreign operations of our Fleet Management Services segment as of and for the year ended December 31, were as follows:

	Total Assets		Net Revenues
	2013	2012	2013	2012	2011
	(In millions)
Domestic	$3,555	$3,534	$1,323	$1,295	$1,352
Foreign (Canada)	898	968	319	322	294
Fleet Management Services Segment	$4,453	$4,502	$1,642	$1,617	$1,646

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.  Selected Quarterly Financial Data—(unaudited)

The following tables present selected unaudited quarterly financial data:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
	(In millions, except per share data)
Net revenues	$730	$822	$615	$675
Income (loss) before income taxes	96	158	(74)	61
Net income (loss)	64	102	(46)	44
Net income (loss) attributable to PHH Corporation	52	90	(52)	45
Basic earnings (loss) per share attributable to PHH Corporation	$0.90	$1.58	$(0.90)	$0.78
Diluted earnings (loss) per share attributable to PHH Corporation	0.79	1.40	(0.90)	0.67

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
	(In millions, except per share data)
Net revenues	$777	$559	$624	$783
Income (loss) before income taxes	124	(80)	(56)	99
Net income (loss)	85	(42)	(23)	73
Net income (loss) attributable to PHH Corporation	75	(57)	(42)	58
Basic earnings (loss) per share attributable to PHH Corporation	$1.32	$(1.00)	$(0.74)	$1.01
Diluted earnings (loss) per share attributable to PHH Corporation	1.30	(1.00)	(0.74)	0.89

PHH CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 31,
	2013	2012	2011
Revenues
Net revenues from consolidated subsidiaries	$326	$279	$254
Interest income	—	1	4
Net revenues	326	280	258
Expenses
Salaries and related expenses	73	77	71
Interest expense	126	134	128
Other depreciation and amortization	9	8	4
Other operating expenses	146	74	59
Total expenses	354	293	262
Loss before income taxes and equity in earnings (loss) of subsidiaries	(28)	(13)	(4)
Income tax benefit	(13)	(6)	(3)
Loss before equity in earnings (loss) of subsidiaries	(15)	(7)	(1)
Equity in earnings (loss) of subsidiaries	150	41	(126)
Net income (loss)	$135	$34	$(127)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(14)	5	(5)
Change in unrealized gains on available-for-sale securities, net	(1)	(1)	1
Change in unfunded pension liability, net	5	1	(4)
Total other comprehensive (loss) income, net of tax:	(10)	5	(8)
Total comprehensive income (loss)	$125	$39	$(135)

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION

CONDENSED BALANCE SHEETS

(In millions)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$969	$634
Restricted cash and cash equivalents	10	23
Accounts receivable	27	4
Due from consolidated subsidiaries	309	696
Investment in consolidated subsidiaries	1,502	1,244
Property and equipment, net	15	21
Other assets	174	183
Total assets	$3,006	$2,805

LIABILITIES AND EQUITY
Debt	$1,249	$1,156
Other liabilities	91	123
Total liabilities	1,340	1,279

Commitments and contingencies	—	—

EQUITY
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	1,142	1,127
Retained earnings	507	372
Accumulated other comprehensive income	16	26
Total PHH Corporation stockholders’ equity	1,666	1,526
Total liabilities and equity	$3,006	$2,805

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2013	2012	2011

Net cash (used in) provided by operating activities	$(6)	$115	$62
Cash flows from investing activities:
Purchases of property and equipment	(4)	(6)	(5)
Decrease (increase) in restricted cash	13	(23)	—
Dividends from consolidated subsidiaries	106	40	7
Net cash provided by investing activities	115	11	2

Cash flows from financing activities:
Net cash provided by consolidated subsidiaries	175	373	50
Proceeds from unsecured borrowings	350	518	1,304
Principal payments on unsecured borrowings	(288)	(671)	(1,205)
Issuances of common stock	3	5	8
Cash paid for debt issuance costs	(9)	(19)	(2)
Other, net	(5)	(5)	(4)
Net cash provided by financing activities	226	201	151
Net increase in Cash and cash equivalents	335	327	215
Cash and cash equivalents at beginning of period	634	307	92
Cash and cash equivalents at end of period	$969	$634	$307

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	PHH Corporation and Subsidiaries			PHH Corporation
	2013	2012	2011	2013	2012	2011
			(In millions)
Deferred tax valuation allowance:
Balance, beginning of period	$30	$44	$54	$6	$7	$6
Additions:
Charged to costs and expenses	2	2	6	—	—	—
Charged to other accounts	—	(8)	(16)	—	—	1
Reductions	(6)	(8)	—	(1)	(1)	—
Balance, end of period	$26	$30	$44	$5	$6	$7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2013, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report which is included in this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the internal control over financial reporting of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Philadelphia, PA
February 26, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item and not otherwise set forth below is incorporated herein by reference to the information under the headings “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board” in our definitive Proxy Statement related to our 2014 Annual Meeting of Stockholders, which we expect to file with the Commission, pursuant to Regulation 14A, no later than 120 days after December 31, 2013 (the “2014 Proxy Statement”).

EXECUTIVE OFFICERS

All executive officers are appointed by and serve at the pleasure of the Board of Directors.  Executive officers as of February 19, 2014, and ages of officers at December 31, 2013, were as follows:

Glen A. Messina, age 52, President and Chief Executive Officer since January 2012.  Mr. Messina served as our Chief Operating Officer from July 2011 to December 2011.  Prior to joining PHH, Mr. Messina spent 17 years at General Electric Company (“GE”) most recently as Chief Executive Officer of GE Chemical and Monitoring Solutions, a global water and process specialty chemicals services business from 2008 until July 2011.  Previously, Mr. Messina served as Chief Financial Officer of GE Water and Process Technologies from 2007 to 2008 and Chief Financial Officer of GE Equipment Services from 2002 to 2007.  Prior thereto, Mr. Messina served in various other senior level positions at GE including, at GE Capital Mortgage Corporation, Chief Executive Officer from 1998 to 2000 and Chief Financial Officer from 1996 to 1998.

Robert B. Crowl, age 50, Executive Vice President and Chief Financial Officer since May 2012.  Prior to joining PHH, Mr. Crowl served as Executive Vice President and CFO at Sun Bancorp, Inc. and its wholly owned subsidiary, Sun National Bank from March 2010 to April 2012.   Prior to that, Mr. Crowl spent more than 10 years at National City Corporation from November 1998 to March 2009 serving most recently as Executive Vice President and Chief Operating Officer of National City Mortgage. Additionally, during his tenure at National City, Mr. Crowl held various other senior level positions including, Senior Vice President and Corporate Comptroller and Senior Vice President of Asset/Liability.

James R. Halliday, age 42, Executive Vice President, Fleet since February 2014. Mr. Halliday also serves as President for PHH Arval North America, a position he has held since February 2014.  Previously, Mr. Halliday served as Senior Vice President and Chief Business Development Officer of PHH Arval North America from January 2013 to January 2014 and Senior Vice President from May 2006 to January 2013. In addition, Mr. Halliday served in various senior level positions at PHH Canada including President from May 2009 to December 2012, Senior Vice President and General Manager from July 2006 to April 2009 and Vice President of Client Relations from July 2003 to June 2006.  Prior to joining PHH, Mr. Halliday served as the Vice President and General Manager of Fundata Canada Inc. from January 2001 to July 2003.

David E. Tucker, age 53, Executive Vice President, Mortgage since May 2012. Mr. Tucker also serves as President for PHH Mortgage, a position he has held since May 2012.  Prior to joining PHH, Mr. Tucker founded Tucker Group, LLC, an advisory firm, and served as Principal from June 2011 to May 2012.  In addition, Mr. Tucker served as a Senior Advisor and Consulting Partner with Excelar Group, LLC, a consulting firm, from September 2010 to May 2012.  Previously, Mr. Tucker spent 25 years at GE, most recently as Chief Operating Officer of GE Oil & Gas — Drilling & Productions Systems from January 2007 to May 2009.  Mr. Tucker also served as General Manager of Power Services at GE Energy from January 2005 to December 2006 and General Manager of Global Business Development at GE Energy from

January 2001 to December 2004.  Earlier in his career at GE, Mr. Tucker served in various other senior level positions within GE Capital Services, including Chief Financial Officer of Vendor Financial Services, the company’s private label commercial finance unit, and also served on the GE Corporate Audit Staff.

Richard J. Bradfield, age 44, Senior Vice President and Treasurer since March 2012. Mr. Bradfield also serves as Senior Vice President, Capital Markets for PHH Mortgage, a position he has held since January 2005.  Mr. Bradfield began his career at Cendant Mortgage (now PHH Mortgage Corporation) in July 1992 and has held numerous positions with PHH Mortgage at varying levels, including serving as Vice President of Risk Management from November 1999 to January 2005.

William F. Brown, age 56, Senior Vice President, General Counsel and Secretary since February 2005. Mr. Brown began his career at Cendant Mortgage (now PHH Mortgage Corporation) in November 1985.  Mr. Brown has held numerous positions with PHH Mortgage at varying levels throughout his career, including serving most recently served as Senior Vice President and General Counsel from June 1999 to February 2011.

Kathryn M. Ruggieri, age 60, Senior Vice President, Chief Human Resources Officer, since January 2013. From June 2010 through December 2012, Ms. Ruggieri served as our Vice President of Talent Management and Organization Effectiveness. Prior to joining PHH, Ms. Ruggieri served as Vice President of Talent Management and Organizational Development at Drexel University from September 2006 through July 2009.  From July 2005 through August 2006, Ms. Ruggieri served as Director of Organizational Development at MedQuist. Earlier in her career, Ms. Ruggieri served as Vice President of Executive Development and Diversity for Unisys Corporation.

Paul W. Zelissen, age 49, Senior Vice President, Chief Risk Officer, since August 2013. Prior to joining PHH, Mr. Zelissen served as the Chief Risk Officer of ING Direct, FSB from April 2010 to December 2012. Previously, Mr. Zelissen served as the Chief Risk Officer at ING Direct nv, located in the Netherlands, from January 2007 to March 2010. Prior to his role as the Chief Risk Officer, Mr. Zelissen held numerous managerial positions at ING in Treasury and Risk Management within the banking sector from September 1999 through December 2006. Earlier in his career, Mr. Zelissen served as the Corporate Treasurer at Royal Wessanen from September 1997 through August 1999.

Item 11.  Executive Compensation

Information required under this Item is incorporated herein by reference to the information under the headings “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” in our 2014 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is incorporated herein by reference to the information under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” and “Board of Directors—Independence of the Board of Directors” in our 2014 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

Information required under this Item is incorporated herein by reference to the information under the heading “Principal Accountant Fees and Services” in our 2014 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February, 2014.

PHH CORPORATION

By:	/s/ GLEN A. MESSINA
Name: Glen A. Messina
Title: President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Glen A. Messina, Robert B. Crowl, David M. Bricker and William F. Brown, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of PHH Corporation, any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ GLEN A. MESSINA Glen A. Messina	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014

/s/ ROBERT B. CROWL Robert B. Crowl	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2014

/s/ DAVID M. BRICKER David M. Bricker	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 26, 2014

/s/ JAMES O. EGAN James O. Egan	Non-Executive Chairman of the Board of Directors	February 26, 2014

/s/ JON A. BOSCIA Jon A. Boscia	Director	February 26, 2014

/s/ JANE D. CARLIN	Director	February 26, 2014
Jane D. Carlin

/s/ THOMAS P. GIBBONS	Director	February 26, 2014
Thomas P. Gibbons

	Director	February 26, 2014
Allan Z. Loren

/s/ GREGORY J. PARSEGHIAN	Director	February 26, 2014
Gregory J. Parseghian

/s/ CHARLES P. PIZZI	Director	February 26, 2014
Charles P. Pizzi

/s/ DEBORAH M. REIF	Director	February 26, 2014
Deborah M. Reif

/s/ CARROLL R. WETZEL, JR.	Director	February 26, 2014
Carroll R. Wetzel, Jr.

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2	Articles Supplementary dated March 27, 2008.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.3	Articles of Amendment dated June 12, 2009.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 16, 2009.

3.4	Articles of Amendment dated June 12, 2013.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 18, 2013.

3.5	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 1, 2011.

3.6	First Amendment to the Amended and Restated By-Laws, effective June 12, 2013.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on June 18, 2013.

3.7	Second Amendment to the Amended and Restated By-Laws, effective December 5, 2013.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 11, 2013.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4.2

See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 for provisions of the Amended and Restated Articles of Incorporation, as amended, and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.

Incorporated by reference to Exhibit 3.1 or 3.2, as applicable, to our Current Reports on Form 8-K filed on February 1, 2005, March 27, 2008, June 16, 2009, November 1, 2011, June 18, 2013, and December 11, 2013.

4.3	Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt not being registered.	Filed herewith.

4.4‡‡	Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.

4.5	Trust Indenture made as of November 16, 2009, between Fleet Leasing Receivables Trust, BNY Trust Company of Canada, as issuer trustee, and ComputerShare Trust Company Of Canada, as indenture trustee.	Incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 1, 2010.

4.6	Indenture dated as of September 29, 2009, by and between PHH Corporation and The Bank of New York Mellon, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

4.6.1	Form of Global Note 4.00% Convertible Senior Note Due 2014.	Incorporated by reference to Exhibit A of Exhibit 4.1 to our Current Report on Form 8-K filed on October 1, 2009.

Exhibit No.	Description	Incorporation by Reference

4.7	Indenture dated as of August 11, 2010 between PHH Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 12, 2010.

4.7.1	Form of 9 1/4% Senior Note Due 2016.	Incorporated by reference to Exhibit A of Exhibit 4.1 to our Current Report on Form 8-K filed on August 12, 2010.

4.7.2	First Supplemental Indenture, dated as of December 12, 2011, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 12, 2011.

4.7.3	Second Supplemental Indenture, dated as of August 20, 2013, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on August 20, 2013.

4.8	Indenture, dated as of January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 17, 2012.

4.8.1	First Supplemental Indenture, dated as of January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 17, 2012.

4.8.2	Form of 6.00% Convertible Senior Note due 2017.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on January 17, 2012.

4.8.3	Second Supplemental Indenture, dated as of August 23, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 23, 2012.

4.8.4	Form of 7.375% Senior Note due 2019.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on August 23, 2012.

4.8.5	Third Supplemental Indenture, dated as of August 20, 2013, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2013.

4.8.6	Form of 6.375% Senior Note due 2021.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2013.

10.1

Amended and Restated Credit Agreement, dated as of August 2, 2012, among PHH Corporation, as borrower, the lenders referred to therein, Bank of America, N.A., Citibank, N.A., Manufacturers and Traders Trust Company, The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as syndication agents, Barclays Bank PLC, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2012.

Exhibit No.	Description	Incorporation by Reference

10.1.1

First Amendment, dated as of July 29, 2013, to the Amended and Restated Credit Agreement, dated August 2, 2012, among PHH Corporation, as borrower, the lenders referred to therein, Bank of America, N.A., Citibank, N.A., Manufacturers and Traders Trust Company, The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as syndication agents, Barclays Bank PLC, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2013.

10.1.2

Second Amendment, dated as of December 11, 2013, to the Amended and Restated Credit Agreement, dated August 2, 2012, among PHH Corporation, as borrower, the lenders referred to therein, Bank of America, N.A., Citibank, N.A., Manufacturers and Traders Trust Company, The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as syndication agents, Barclays Bank PLC, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2013.

10.2

Credit Agreement, dated as of September 25, 2012, by and between PHH Vehicle Management Services, Inc./PHH Services de Gestion de Véhicules, Inc., as Borrower, and The Bank of Nova Scotia, as Administrative Agent, Lead Arranger and Sole Bookrunner, and the subsidiaries of the borrower and the lenders from time to time party thereto.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2012.

10.2.1	Amendment to Credit Agreement, dated as of May 10, 2013, by and between PHH Vehicle Management Services, Inc., as borrower, The Bank of Nova Scotia, as agent, and each of the lenders party thereto.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 1, 2013.

10.2.2	Parent Guaranty, dated as of September 25, 2012, made by PHH Corporation, as guarantor, in favor of The Bank of Nova Scotia, in its capacity as administrative agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2012.

10.2.3

First Amendment to Parent Guaranty, dated as of July 31, 2013, to Parent Guaranty, dated as of September 25, 2012, made by PHH Corporation, as guarantor, in favor of The Bank of Nova Scotia, in its capacity as administrative agent.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2013.

10.2.4

Second Amendment to Parent Guaranty, dated as of December 12, 2013, Parent Guaranty, dated as of September 25, 2012, made by PHH Corporation, as guarantor, in favor of The Bank of Nova Scotia, in its capacity as administrative agent.

Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2013.

10.3

Purchase Agreement dated September 23, 2009, by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.1	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 29, 2009.

Exhibit No.	Description	Incorporation by Reference

10.3.2	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.3	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.5	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.6	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.7	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.8	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.9	Master Terms and Conditions for Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.10	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.11	Confirmation of Convertible Bond Hedging Transactions dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.12	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.3.13	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.14	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

Exhibit No.	Description	Incorporation by Reference

10.3.15	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.16	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.17	Amendment to Convertible Bond Hedging Transaction Confirmation dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 1, 2009.

10.3.18	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

10.4	Form of Amended and Restated Indemnification Agreement for Directors.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2012.

10.4.1	Form of Indemnification Agreement for Officers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 18, 2013.

10.5†	PHH Corporation Unanimous Written Consent of the Board of Directors effective August 18, 2010.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2010.

10.6†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.6.1†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

10.7†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.7.1†	First Amendment to the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, effective August 18, 2010.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2010.

10.7.2†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.7.3†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.7.4†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.7.5†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.7.6†	Form of 2011 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 18, 2011.

Exhibit No.	Description	Incorporation by Reference

10.7.7†‡‡	Form of 2011 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.6.16 to our Annual Report on Form 10-K filed on February 28, 2012.

10.7.8†	Form of February 2012 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2012.

10.7.9†	Form of February 2012 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 24, 2012.

10.7.10†	Form of September 2012 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 3, 2012.

10. 7.11†	Form of September 2012 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 3, 2012.

10.7.12†	Form of 2014 Performance Restricted Stock Unit Award Notice and Agreement.	Filed herewith.

10.7.13†	Form of 2014 Restricted Stock Unit Award Notice and Agreement.	Filed herewith.

10.8†	Form of 2011 Restrictive Covenant Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 18, 2011.

10.8.1†	Form of 2012 Restrictive Covenant Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2012.

10.9†	PHH Corporation Tier I Severance Pay Plan.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 3, 2012.

10.10†	Separation Agreement between PHH Corporation and Jerome J. Selitto dated as of April 30, 2012.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 1, 2012.

10.11†	Separation Agreement between PHH Corporation and Luke Hayden dated as of June 25, 2012.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2012.

10.12	Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated December 11, 2013.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 17, 2013.

10.13	Underwriting Agreement, dated August 9, 2012, by and between PHH Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Underwriters.	Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 14, 2012.

10.13.1	Underwriting Agreement, dated August 6, 2013, by and between PHH Corporation and J.P. Morgan Securities LLC, as representative of the several Underwriters.	Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 12, 2013.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney	Incorporated by reference to the signature page to this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporation by Reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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