Form 10-Q
period 2014-03-31
PHH CORP
filed 2014-05-08
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 29, 2014, 57,383,756 shares of PHH common stock were outstanding.

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

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could”. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements concerning the following:

¡           the exploration of a separation or sale of our fleet business, our mortgage business or both such businesses;

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

¡           our belief that our mortgage servicing rights funding relationship will contribute positively to our cash flows;

¡           our belief that sources of liquidity will be adequate to fund operations;

¡           our belief that Fannie Mae and Freddie Mac are substantially complete with pre-2009 vintage mortgage loan repurchase and indemnification requests, as well as our expectations for future requests and associated reserves and provisions;

¡           the impact of the adoption of recently issued accounting pronouncements on our financial statements; and

¡           our assessment of legal proceedings and associated reserves and provisions.

Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part I—Item 1A. Risk Factors” in our 2013 Form 10-K and those factors described below:

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

¡            the impact of changes in the U.S. financial condition and fiscal and monetary policies, or any actions taken or to be taken by the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System on the credit markets and the U.S. economy;

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

¡            the ability to maintain our status as a government sponsored entity-approved seller and servicer, including the ability to continue to comply with the respective selling and servicing guides;

¡            the effects of changes in, or our failure to comply with, laws and regulations, including mortgage- and real estate-related laws and regulations, changes in the status of government sponsored-entities and changes in state, federal and foreign tax laws and accounting standards;

¡            the effects of any inquiries and investigations by attorneys general of certain states and the U.S. Department of Justice, the Bureau of Consumer Financial Protection, U.S. Department of Housing and Urban Development or other state or federal regulatory agencies related to our mortgage origination or servicing activities, any litigation related to our mortgage origination or servicing activities, or any related fines, penalties and increased costs;

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

¡            the inability or unwillingness of any of the counterparties to our significant customer contracts or financing arrangements to perform their respective obligations under, or to renew on terms favorable to us, such contracts, or our ability to continue to comply with the terms of our significant customer contracts, including service level agreements;

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

¡            the effects of any failure in or breach of our technology infrastructure, or those of our outsource providers, or any failure to implement changes to our information systems in a manner sufficient to comply with applicable laws, regulations and our contractual obligations;  and

¡            the ability to attract and retain key employees.

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

PHH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2014	2013
REVENUES
Mortgage fees	$47	$79
Fleet management fees	44	43
Net fee income	91	122
Fleet lease income	343	332
Gain on mortgage loans, net	51	187
Mortgage interest income	8	20
Mortgage interest expense	(38)	(48)
Mortgage net finance expense	(30)	(28)
Loan servicing income	115	108
Change in fair value of mortgage servicing rights	(79)	5
Net derivative gain (loss) related to mortgage servicing rights	6	(16)
Valuation adjustments related to mortgage servicing rights, net	(73)	(11)
Net loan servicing income	42	97
Other income	20	20
Net revenues	517	730
EXPENSES
Salaries and related expenses	127	159
Occupancy and other office expenses	17	15
Depreciation on operating leases	300	302
Fleet interest expense	13	15
Other depreciation and amortization	8	7
Other operating expenses	123	136
Total expenses	588	634
(Loss) income before income taxes	(71)	96
Income tax (benefit) expense	(27)	32
Net (loss) income	(44)	64
Less: net (loss) income attributable to noncontrolling interest	(2)	12
Net (loss) income attributable to PHH Corporation	$(42)	$52
Basic (loss) earnings per share attributable to PHH Corporation	$(0.73)	$0.90
Diluted (loss) earnings per share attributable to PHH Corporation	$(0.73)	$0.79

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2014	2013
Net (loss) income	$(44)	$64

Other comprehensive loss, net of tax:
Currency translation adjustment	(7)	(5)
Total other comprehensive loss, net of tax	(7)	(5)

Total comprehensive (loss) income	(51)	59
Less: comprehensive (loss) income attributable to noncontrolling interest	(2)	12
Comprehensive (loss) income attributable to PHH Corporation	$(49)	$47

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)

	March 31,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents	$1,155	$1,245
Restricted cash	336	234
Mortgage loans held for sale	605	834
Accounts receivable, net	1,000	981
Net investment in fleet leases	3,619	3,653
Mortgage servicing rights	1,224	1,279
Property and equipment, net	69	75
Goodwill	25	25
Other assets	509	522
Total assets (1)	$8,542	$8,848

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$763	$803
Debt	5,334	5,505
Deferred taxes	661	685
Other liabilities	140	165
Total liabilities (1)	6,898	7,158
Commitments and contingencies (Note 12)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 57,379,112 shares issued and outstanding at March 31, 2014; 57,265,517 shares issued and outstanding at December 31, 2013	1	1
Additional paid-in capital	1,147	1,142
Retained earnings	465	507
Accumulated other comprehensive income	9	16
Total PHH Corporation stockholders’ equity	1,622	1,666
Noncontrolling interest	22	24
Total equity	1,644	1,690
Total liabilities and equity	$8,542	$8,848

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

(Unaudited)

(In millions)

(1)

The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle the obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	March 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$94	$99
Restricted cash	304	206
Mortgage loans held for sale	274	318
Accounts receivable, net	154	53
Net investment in fleet leases	3,556	3,581
Property and equipment, net	2	2
Other assets	30	25
Total assets	$4,414	$4,284

LIABILITIES
Accounts payable and accrued expenses	$21	$23
Debt	3,807	3,753
Other liabilities	13	12
Total liabilities	$3,841	$3,788

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In millions, except share data)

	PHH Corporation Stockholders’ Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Three Months Ended March 31, 2014
Balance at December 31, 2013	57,265,517	$1	$1,142	$507	$16	$24	$1,690
Total comprehensive loss	—	—	—	(42)	(7)	(2)	(51)
Stock compensation expense	—	—	3	—	—	—	3
Stock issued under share-based payment plans	113,595	—	1	—	—	—	1
Recognition of deferred taxes related to Convertible notes	—	—	1	—	—	—	1

Balance at March 31, 2014	57,379,112	$1	$1,147	$465	$9	$22	$1,644

Three Months Ended March 31, 2013
Balance at December 31, 2012	56,975,991	$1	$1,127	$372	$26	$36	$1,562
Total comprehensive income (loss)	—	—	—	52	(5)	12	59
Distributions to noncontrolling interest	—	—	—	—	—	(15)	(15)
Stock compensation expense	—	—	2	—	—	—	2
Stock issued under share-based payment plans	113,350	—	(1)	—	—	—	(1)
Recognition of deferred taxes related to Convertible notes	—	—	1	—	—	—	1

Balance at March 31, 2013	57,089,341	$1	$1,129	$424	$21	$33	$1,608

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net (loss) income	$(44)	$64
Adjustments to reconcile Net (loss) income to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(25)	(74)
Net loss on mortgage servicing rights and related derivatives	73	11
Vehicle depreciation	300	302
Other depreciation and amortization	8	7
Origination of mortgage loans held for sale	(2,725)	(7,845)
Proceeds on sale of and payments from mortgage loans held for sale	3,003	8,506
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(33)	(194)
Deferred income tax (benefit) expense	(26)	29
Other adjustments and changes in other assets and liabilities, net	(60)	27
Net cash provided by operating activities	471	833
Cash flows from investing activities:
Investment in vehicles	(409)	(447)
Proceeds on sale of investment vehicles	103	77
Net cash received (paid) on derivatives related to mortgage servicing rights	8	(21)
Proceeds on sale of mortgage servicing rights	4	—
Purchases of property and equipment	(3)	(11)
Purchases of restricted investments	—	(51)
Proceeds from sales and maturities of restricted investments	—	58
(Increase) decrease in restricted cash	(104)	15
Other, net	6	1
Net cash used in investing activities	(395)	(379)
Cash flows from financing activities:
Proceeds from secured borrowings	4,873	12,755
Principal payments on secured borrowings	(5,027)	(13,093)
Issuances of common stock	2	—
Cash paid for debt issuance costs	(9)	(2)
Distributions to noncontrolling interest	—	(15)
Other, net	(1)	(1)
Net cash used in financing activities	(162)	(356)
Effect of changes in exchange rates on Cash and cash equivalents	(4)	—
Net (decrease) increase in Cash and cash equivalents	(90)	98
Cash and cash equivalents at beginning of period	1,245	829
Cash and cash equivalents at end of period	$1,155	$927

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

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2013 Form 10-K.

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

Changes in Accounting Policies

Income Taxes. In July 2013, the FASB issued ASU 2013-11,”Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  This update to the income tax guidance clarifies the diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This update requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset or as a liability to the extent the entity cannot or does not intend to use the deferred tax asset for such purpose.  The Company adopted the new accounting guidance effective January 1, 2014 and applied the guidance prospectively to all unrecognized tax benefits that existed as of the effective date. The adoption of the guidance did not have a material impact on the Company’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Receivables.  In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”.  This update to the receivable guidance clarifies when a creditor is considered to have received physical possession of residential real estate resulting from an in substance repossession or foreclosure. In addition, the amendments require disclosure of both: (i) the amount of foreclosed residential real estate property held by the creditor; and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.  The update requires the Company to apply the guidance using either a modified retrospective transition method or a prospective transition method for interim and annual periods beginning after December 15, 2014, with early adoption permitted.  The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.

Presentation and Disclosure of Discontinued Operations.  In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  Under the new guidance, only disposals of a component of an entity that represent a major strategic shift on an entity’s operations and financial results shall be reported in discontinued operations.  The guidance also requires the presentation as discontinued operation for an entity that, on acquisition, meets the criteria to be classified as held for sale.  In addition, the update expands disclosures for discontinued operations, requires new disclosures regarding disposals of an individually significant component of an entity that does not qualify for discontinued operations presentation and expands disclosures about an entity’s significant continuing involvement with a discontinued operation. The update requires the Company to apply the amendments prospectively to all disposals and classifications as held for sale of components of an entity and to all businesses that, on acquisition, are classified as held for sale within interim and annual periods beginning on or after December 15, 2014.  Early adoption is permitted in limited circumstances.  The Company is currently evaluating the impact of adopting this new standard.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(In millions, except share and per share data)
Net (loss) income attributable to PHH Corporation	$(42)	$52

Weighted-average common shares outstanding — basic	57,543,886	57,248,825
Effect of potentially dilutive securities:
Share-based payment arrangements(1)	—	239,361
Conversion of debt securities	—	8,297,949
Weighted-average common shares outstanding — diluted	57,543,886	65,786,135

Basic (loss) earnings per share attributable to PHH Corporation	$(0.73)	$0.90
Diluted (loss) earnings per share attributable to PHH Corporation	$(0.73)	$0.79
Anti-dilutive securities excluded from the computation of dilutive securities:
Outstanding stock-based compensation awards(2)	2,367,992	479,323
Assumed conversion of debt securities	9,584,725	—

(1)	Represents incremental shares from restricted stock units and stock options.

(2)	For the three months ended March 31, 2014, excludes 554,804 shares that are contingently issuable for which the contingency has not been met.

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

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the portfolio associated with loans subserviced for others.  The total servicing portfolio, including loans subserviced for others, was $225.7 billion and $226.8 billion, as of March 31, 2014 and December 31, 2013, respectively.  Mortgage servicing rights (“MSRs”) recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

During 2013, the Company entered into an agreement to sell a portion of its newly-created Mortgage servicing rights to a third party, and the Company will have continuing involvement as subservicer.  During the three months ended March 31, 2014, sales with a fair value of $1 million were completed under the terms of this arrangement.  As of March 31, 2014, the Company had commitments to sell servicing rights related to $600 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans.  Under this arrangement, the Company also had commitments to sell servicing rights related to $522 million of unpaid principal balance of mortgage loans (fair value of $6 million) that were included in the capitalized portfolio as of March 31, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Balance, beginning of period	$129,145	$140,381
Additions	2,266	6,964
Payoffs, sales and curtailments	(4,253)	(10,512)
Balance, end of period	$127,158	$136,833

The activity in capitalized MSRs consisted of:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Balance, beginning of period	$1,279	$1,022
Additions	25	74
Sales	(1)	—
Changes in fair value due to:
Realization of expected cash flows	(34)	(77)
Changes in market inputs or assumptions used in the valuation model	(45)	82
Balance, end of period	$1,224	$1,101

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Servicing fees from capitalized portfolio	$92	$100
Late fees	5	5
Other ancillary servicing revenue	8	10

As of March 31, 2014 and December 31, 2013, the MSRs had a weighted-average life of 6.2 years and 6.5 years, respectively.   See Note 14, "Fair Value Measurements" for additional information regarding the valuation of MSRs.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Proceeds from new loan sales or securitizations	$2,336	$7,171
Servicing fees from capitalized portfolio(1)	92	100
Purchases of delinquent or foreclosed loans (2)	(17)	(20)
Servicing advances (3)	(522)	(285)
Repayment of servicing advances (3)	523	290

(1)	Excludes late fees and other ancillary servicing revenue.
(2)	Excludes indemnification payments to investors and insurers of the related mortgage loans.
(3)

As of March 31, 2014 and December 31, 2013, outstanding servicing advance receivables of $568 million and $565 million, respectively, were included in Accounts receivable, net. The servicing advance cash flows above include advances and repayments related to the total loan servicing portfolio.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2014 and 2013, pre-tax gains of $72 million and $242 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

4.  Derivatives

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

The following table summarizes the gross notional amount of derivatives:

	March 31,	December 31,
	2014	2013
	(In millions)
Notional amounts:
Interest rate lock commitments	$1,391	$1,378
Forward delivery commitments	3,514	4,527
Option contracts	145	190
MSR-related agreements	1,395	860
Interest rate contracts	699	710
Convertible note-related agreements(1)	—	—

____________

(1)   The notional amount of derivative instruments underlying the Convertible-note related agreements is 9.6881 million shares of the Company’s Common stock.  These instruments relate to the issuance of the Convertible notes due 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	March 31, 2014

	Gross Assets	Offsetting Payables	Cash Collateral Paid	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$4	$(3)	$2	$3
MSR-related agreements	8	(8)	—	—
Derivative assets subject to netting	12	(11)	2	3
Not subject to master netting arrangements:
Interest rate lock commitments	21	—	—	21
Forward delivery commitments	2	—	—	2
Interest rate contracts	2	—	—	2
Convertible note-related agreements	16	—	—	16
Derivative assets not subject to netting	41	—	—	41
Total derivative assets	$53	$(11)	$2	$44

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$3	$(3)	$—	$—
MSR-related agreements	—	(8)	11	3
Derivative liabilities subject to netting	3	(11)	11	3
Not subject to master netting arrangements:
Interest rate lock commitments	1	—	—	1
Forward delivery commitments	1	—	—	1
Convertible note-related agreements	16	—	—	16
Derivative liabilities not subject to netting	18	—	—	18
Total derivative liabilities	$21	$(11)	$11	$21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013

	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$22	$(13)	$(8)	$1
MSR-related agreements	4	(4)	—	—
Derivative assets subject to netting	26	(17)	(8)	1
Not subject to master netting arrangements:
Interest rate lock commitments	23	—	—	23
Forward delivery commitments	4	—	—	4
Option contracts	2	—	—	2
Interest rate contracts	2	—	—	2
Convertible note-related agreements	16	—	—	16
Derivative assets not subject to netting	47	—	—	47
Total derivative assets	$73	$(17)	$(8)	$48

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$8	$(13)	$5	$—
MSR-related agreements	—	(4)	5	1
Derivative liabilities subject to netting	8	(17)	10	1
Not subject to master netting arrangements:
Interest rate lock commitments	1	—	—	1
Forward delivery commitments	2	—	—	2
Convertible note-related agreements	16	—	—	16
Derivative liabilities not subject to netting	19	—	—	19
Total derivative liabilities	$27	$(17)	$10	$20

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Gain on mortgage loans, net:
Interest rate lock commitments	$74	$202
Forward delivery commitments	(20)	54
Option contracts	(1)	(2)
Net derivative gain (loss) related to mortgage servicing rights:
MSR-related agreements	6	(16)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Vehicle Leasing Activities

The following table summarizes the components of Net investment in fleet leases:

	March 31,	December 31,
	2014	2013
	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$7,948	$7,974
Vehicles under closed-end operating leases	128	137
Vehicles under operating leases	8,076	8,111
Less: Accumulated depreciation	(4,790)	(4,777)
Net investment in operating leases	3,286	3,334
Direct Financing Leases:
Lease payments receivable	102	100
Less: Unearned income	(6)	(2)
Net investment in direct financing leases	96	98
Off-Lease Vehicles:
Vehicles not yet subject to a lease	233	217
Vehicles held for sale	11	10
Less: Accumulated depreciation	(7)	(6)
Net investment in off-lease vehicles	237	221
Total	$3,619	$3,653

6.  Other Assets

Other assets consisted of:

	March 31,	December 31,
	2014	2013
	(In millions)
Mortgage loans in foreclosure, net	$165	$172
Repurchase eligible loans(1)	90	94
Real estate owned, net	55	51
Derivatives	44	48
Deferred financing costs	38	38
Equity method investments	34	37
Intangible assets	28	29
Other	55	53
Total	$509	$522

___________

(1)     Repurchase eligible loans represent mortgage loans sold pursuant to Government National Mortgage Association programs where the Company as servicer has the unilateral option to repurchase the loan if certain criteria are met, including if a loan is greater than 90 days delinquent.  Regardless of whether the repurchase option has been exercised, the Company must recognize eligible loans within Other assets and a corresponding repurchase liability within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	March 31,	December 31,
	2014	2013
	(In millions)
Subservicing advance liabilities	$312	$302
Accounts payable	277	284
Repurchase eligible loans	90	94
Accrued payroll and benefits	54	79
Accrued interest	15	29
Other	15	15
Total	$763	$803

8.  Other Liabilities

Other liabilities consisted of:

	March 31,	December 31,
	2014	2013
	(In millions)
Loan repurchase and indemnification liability	$80	$100
Derivatives	21	20
Lease syndication liability	10	11
Capital lease obligation	7	7
Pension and other post employment benefits liability	6	7
Other	16	20
Total	$140	$165

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	March 31, 2014		December 31, 2013
		Wt. Avg-		Wt. Avg-
		Interest		Interest
	Balance	Rate(1)	Balance	Rate(1)
	(In millions)
Term notes, in amortization	$1,237	1.0%	$1,406	1.0%
Term notes, in revolving period	1,500	0.7%	700	0.7%
Variable-funding notes	700	2.1%	1,358	1.4%
Other	15	5.1%	17	5.0%
Vehicle Management Asset-Backed Debt	3,452		3,481
Secured Canadian credit facility	—	—%	—	—%
Committed warehouse facilities	510	2.3%	709	2.1%
Uncommitted warehouse facilities	—	—%	—	—%
Servicing advance facility	117	2.7%	66	2.7%
Mortgage Asset-Backed Debt	627		775
Term notes	795	7.3%	795	7.3%
Convertible notes(2)	460	5.0%	454	5.0%
Unsecured credit facilities	—	—%	—	—%
Unsecured Debt	1,255		1,249
Total	$5,334		$5,505

(1)

Represents the weighted-average stated interest rate of outstanding debt as of the respective date, which may be different from the effective rate due to the amortization of premiums, discounts and issuance costs. Facilities are variable-rate, except for the Unsecured Term notes and Convertible notes which are fixed-rate.

(2)

Balance is net of unamortized discounts of $40 million and $46 million as of March 31, 2014 and December 31, 2013, respectively. The effective interest rate of the Convertible notes is 13.1%, which includes the accretion of the discount and issuance costs.

Assets held as collateral for asset-backed borrowing arrangements that are not available to pay the Company’s general obligations as of March 31, 2014 consisted of:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed
	Debt	Debt
	(In millions)
Restricted cash	$243	$64
Accounts receivable	45	97
Mortgage loans held for sale (unpaid principal balance)	—	528
Net investment in fleet leases	3,574	—
Total	$3,862	$689

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of March 31, 2014:

	Vehicle	Mortgage
	Asset-Backed	Asset-Backed	Unsecured
	Debt(1)	Debt	Debt(2)	Total
	(In millions)
Within one year	$959	$510	$250	$1,719
Between one and two years	1,094	89	170	1,353
Between two and three years	797	28	—	825
Between three and four years	467	—	250	717
Between four and five years	127	—	—	127
Thereafter	8	—	625	633
	$3,452	$627	$1,295	$5,374

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

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements. Available capacity under committed borrowing arrangements as of March 31, 2014 consisted of:

			Maximum
	Maximum	Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)
Vehicle Management Asset-Backed Debt:
Term notes, in revolving period	$1,500	$1,500	$—
Variable-funding notes	1,839	700	1,139
Secured Canadian credit facility	23	—	23
Mortgage Asset-Backed Debt:
Committed warehouse facilities	2,189	510	1,679
Servicing advance facility	130	117	13
Unsecured credit facilities(1)	305	—	305

(1)

Capacity amount shown reflect the contractual maximum capacity of the facilities. As of March 31, 2014, the total available capacity of these facilities is $26 million, after applying the applicable borrowing base coverage ratio tests.

Capacity for Mortgage asset-backed debt shown above excludes $2.8 billion not drawn under uncommitted facilities.  See Note 14, “Fair Value Measurements,” for the measurement of the fair value of Debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vehicle Management Asset-Backed Debt

On March 11, 2014, Chesapeake Funding LLC (“Chesapeake”) issued $800 million of Series 2014-1 Term notes.  Proceeds from the notes were used to repay a portion of the Series 2013-2 variable-funding notes.  On March 20, 2014, the total commitments under the Series 2013-2 and 2013-3 notes were reduced from $1.3 billion to $1.1 billion.

Secured Canadian Credit Facility

On March 21, 2014, the Secured Canadian credit facility was amended to decrease the committed revolving capacity from $118 million (C$125 million) to $23 million (C$25 million).

Mortgage Asset-Backed Debt

On February 4, 2014, the Wells Fargo facility was extended to February 3, 2015, and the total committed capacity was reduced from $450 million to $350 million.

In the first quarter of 2014, PHH Servicer Advance Receivables Trust (“PSART”), a special purpose bankruptcy remote trust was formed for the purpose of issuing asset-backed notes secured by servicing advance receivables.   PSART was consolidated as a result of the determination that the Company is the primary beneficiary of the variable interest entity, as discussed in Note 15, “Variable Interest Entities”.  On March 10, 2014, PSART issued variable funding notes with an aggregate maximum principal amount of $130 million.  Upon closing, a portion of the proceeds were used to repay the outstanding balance of the Fannie Mae Servicing advance facility.  The notes have a revolving period through March 9, 2015 and the final maturity of the notes is March 15, 2017.

Unsecured Debt

Convertible Notes

As of March 31, 2014, Convertible notes included: (i) $250 million of 4.0% Convertible notes with a maturity date of September 1, 2014; and (ii) $250 million of 6.0% Convertible notes with a maturity date of June 15, 2017.

Holders of the Convertible notes due 2014 may convert all or any portion at any time from, and including, March 1, 2014 through the third business day immediately preceding their maturity on September 1, 2014.  As of March 31, 2014, the amount that the if-converted value exceeded the principal amount of the notes was not material.  The 2014 notes currently may only be settled in cash upon conversion because the Company has not sought shareholder approval, as required by the New York Stock Exchange, to allow for the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares.

Holders of the Convertible notes due 2017 may convert all or any portion of the notes, at their option, prior to December 15, 2016 only upon the occurrence of certain triggering events related to (i) the price of the notes, (ii) the price of the Company’s Common stock, or (iii) upon the occurrence of specified corporate events.  Holders of the Convertible notes due 2017 may also convert all or any portion of the notes at any time, at their option from, and including, December 15, 2016 through the third scheduled trading day immediately preceding the maturity date. Upon conversion, the principal amount of the converted notes is payable in cash and the Company will pay or deliver (at its election): (i) cash; (ii) shares of the Company’s Common stock; or (iii) a combination of cash and shares of the Company’s Common stock; to settle amounts due if the conversion value exceeds the principal of the converted notes.   As of March 31, 2014, the if-converted value exceeded the principal amount of the notes by $255 million, and the notes met the requirements for conversion.

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

There were no significant amendments to the terms of debt covenants during the three months ended March 31, 2014.  As of March 31, 2014, the Company was in compliance with all financial covenants related to its debt arrangements.

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

10.   Income Taxes

For the three months ended March 31, 2014, interim income tax benefit was recorded using the discrete effective tax rate method.  Management believes the use of the discrete method for this period is more appropriate than applying the full-year effective tax rate method since the full-year effective tax rate method would not be considered reliable due to the sensitivity to small changes to forecasted annual pre-tax results.  Under the discrete method, the Company determines the tax provision based upon actual results as if the interim period were a full-year period.

For the three months ended March 31, 2013, interim income tax expense was recorded by applying a projected full-year effective income tax rate to the quarterly Income before income taxes for results that are deemed to be reliably estimable. Certain results dependent on fair value adjustments of the Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable, and therefore, discrete year-to-date income tax provisions are recorded on those results.

The following table and discussion summarizes items that significantly impacted Income tax expense or benefit and increased (decreased) the effective tax rate:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
State and local income taxes, net of federal tax benefits	$(3)	$4
Noncontrolling interest	1	(5)

State and local income taxes, net of federal tax benefits. Represents the impact to the effective tax rate from the pre-tax income or loss as well as the mix of income and loss from the operations by entity and state income tax jurisdiction. The effective state tax rate was lower during the three months ended March 31, 2014 compared to 2013.

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

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	March 31,	December 31,
	2014	2013
	(In millions)
Loan Servicing Portfolio Composition
Owned	$128,813	$130,494
Subserviced	96,931	96,343
Total	$225,744	$226,837
Conventional loans	$191,418	$191,916
Government loans	28,762	29,200
Home equity lines of credit	5,564	5,721
Total	$225,744	$226,837
Weighted-average interest rate	4.0%	4.0%

	March 31, 2014		December 31, 2013
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	1.95%	1.48%	2.43%	1.82%
60 days	0.64%	0.51%	0.83%	0.62%
90 or more days	0.98%	0.80%	1.08%	0.90%
Total	3.57%	2.79%	4.34%	3.34%
Foreclosure/real estate owned(2)	2.44%	2.32%	2.46%	2.36%

____________

(1)	Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)

As of March 31, 2014 and December 31, 2013, the total servicing portfolio included 24,272 and 24,892 of loans in foreclosure with an unpaid principal balance of $4.6 billion and $4.7 billion, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Balance, beginning of period	$142	$191
Realized losses	(24)	(17)
Increase in reserves due to:
Changes in assumptions	—	15
New loan sales	2	5
Balance, end of period	$120	$194

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum exposure to representation and warranty provisions exceeds the amount of loans in the capitalized portfolio of $127.2 billion; however, the maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of March 31, 2014, $215 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 14% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of March 31, 2014 and December 31, 2013, liabilities for probable losses related to repurchase and indemnification obligations of $80 million and $100 million, respectively, are included in Other liabilities in the Condensed Consolidated Balance Sheets. The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate in defending against requests, estimated insurance claim proceeds and denials and estimated loss severities on repurchases and indemnifications.  The liability for loan repurchases and indemnifications does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries. While the Company uses the best information available in estimating the liability, actual experience can vary significantly from the assumptions as the estimation process is inherently uncertain.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of March 31, 2014, the estimated amount of reasonably possible losses in excess of the recorded liability was $25 million which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans.  The Company’s estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

prices and the levels of home equity; (ii) the quality of our underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.

Mortgage Loans in Foreclosure and Real Estate Owned

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
	2014	2013
	(In millions)
Mortgage loans in foreclosure(1)	$185	$192
Allowance for probable foreclosure losses	(20)	(20)
Mortgage loans in foreclosure, net	$165	$172
Real estate owned	$75	$73
Adjustment to value for real estate owned	(20)	(22)
Real estate owned, net	$55	$51

_________

(1)	Includes $113 million and $118 million of recoverable advances as of March 31, 2014 and December 31, 2013, respectively.

Mortgage Reinsurance

The Company no longer has exposure to consumer credit risk through reinsurance activities since any contractual reinsurance agreements were terminated in the second quarter of 2013.  As of March 31, 2013, the Company had exposure to losses from one contract with a primary mortgage insurance company that was inactive and in runoff.  During the three months ended March 31, 2013, the increase in the liability for reinsurance losses was not significant and the Company realized losses of $4 million.

Commercial Credit Risk

Vehicle leases are primarily classified as operating leases; however, certain leases are classified as direct financing leases and recorded within Net investment in fleet leases in the Condensed Consolidated Balance Sheets.  As of March 31, 2014 and December 31, 2013, both direct financing leases greater than 90 days past due and direct financing leases greater than 90 days past due that are still accruing interest were not significant. There were no allowances for credit losses related to direct financing leases at the end of either period.

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

Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible loss cannot be estimated for all matters.  For matters where the Company can estimate the range of losses, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $15 million as of March 31, 2014.

As of March 31, 2014, the Company’s recorded reserves associated with legal and regulatory contingencies were not material.  However, there can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves.  As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

The following are descriptions of the Company’s significant legal and regulatory matters, which may involve loss contingencies.

Contingencies Involving Mortgage Origination and Servicing Practices

The Company has received inquiries and requests for information from, and is subject to investigations by, regulators and attorneys general of certain states, the U.S. Department of Housing and Urban Development, the U.S. Attorney’s Offices for the Southern and Eastern Districts of New York, the Committee on Oversight and Government Reform of the U.S. House of Representatives and the U.S. Senate Judiciary Committee, requesting information as to the Company’s mortgage origination and servicing practices, including its foreclosure processes and procedures.

The Company has received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) and the U.S. Attorney’s Offices for the Southern and Eastern Districts of New York.  The HUD subpoenas request production of certain documents related to, among other things, our origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”).  The U.S. Attorney’s Offices subpoenas requested production of certain documents related to, among other things, foreclosure expenses that we incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac and loans sold pursuant to programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. The Company has also undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators and such regulators have alleged various violations of federal and state laws related to the Company’s mortgage servicing practices prior to July 2011.

The Company believes it has meritorious defenses to these various allegations.  However, there can be no assurance that claims or litigation will not arise from these inquiries, or similar inquiries by other governmental authorities, or that fines, penalties or increased legal costs will not be incurred in connection with these matters.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CFPB Investigation

In January 2014, the Bureau of Consumer Financial Protection (the “CFPB”) initiated an administrative proceeding alleging that the Company’s reinsurance activities, including its mortgage insurance premium ceding practices, have violated certain provisions of the Real Estate Settlement Procedures Act (“RESPA”) and other laws enforced by the CFPB.  Through its reinsurance subsidiaries, the Company assumed risk in exchange for premiums ceded from primary mortgage insurance companies.  The Company did not provide reinsurance on loans originated after 2009.

The Company believes that it has complied with RESPA and other laws applicable to its former mortgage reinsurance activities, and intends to vigorously defend against the CFPB’s allegations.  Given the nature of this investigation and the related allegations, the Company cannot estimate the amount of loss or a range of possible losses, if any, and there can be no assurance that the ultimate resolution of this matter will not result in losses, which could be material to the Company’s results of operations, cash flows or financial position.

Lender-Placed Insurance

The Company is currently subject to pending litigation alleging that its servicing practices around lender-placed insurance were not in compliance with applicable laws.  Through its mortgage subsidiary, the Company did have certain outsourcing arrangements for the purchase of lender-placed hazard insurance for borrowers whose coverage had lapsed.  The Company believes that it has meritorious defenses to these allegations; however, the resolution of such matter may result in adverse judgments, other relief against the Company, as well as monetary payments or other agreements and obligations.   Alternately, the Company may engage in settlement discussions in order to avoid the additional costs of engaging in litigation.  Given the nature of this matter and the related allegations, the Company cannot estimate the amount of loss or a range of possible losses, if any, associated with this matter and there can be no assurance that the ultimate resolution of this matter will not result in losses which could be material to the Company’s results of operations, cash flows or financial position.

13.  Accumulated Other Comprehensive Income

The after-tax components of Accumulated other comprehensive income (loss) were as follows:

	March 31,	December 31,
	2014	2013
	(In millions)
Currency translation adjustment	$15	$22
Pension adjustment, net of income tax benefit of $(4) and $(4)	(6)	(6)
Total	$9	$16

All components of Accumulated other comprehensive income (loss) are net of income taxes; however, currency translation adjustment excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

There were no amounts of Accumulated other comprehensive income (loss) attributable to noncontrolling interests as of March 31, 2014 and December 31, 2013, or during the respective periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no amounts reclassified out of Accumulated other comprehensive income during the three months ended March 31, 2014.  In 2013, amounts reclassified out of Accumulated other comprehensive income (loss) related to realized gains and losses from the sale of available-for-sale securities were recorded within Other income in the Condensed Consolidated Statements of Operations.  During the three months ended March 31, 2013, the amount was not significant.

14.  Fair Value Measurements

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  For assets and liabilities measured at fair value, there has been no change in the valuation methodologies and classification pursuant to the valuation hierarchy during the three months ended March 31, 2014.  The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of March 31, 2014 or December 31, 2013.  Significant inputs to the measurement of fair value and further information on the assets and liabilities measured at fair value are as follows:

Mortgage Loans Held for Sale. The following table reflects the difference between the carrying amounts of Mortgage loans held for sale (“MLHS”) measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	March 31, 2014		December 31, 2013
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$605	$12	$834	$12
Aggregate unpaid principal balance	611	18	837	17
Difference	$(6)	$(6)	$(3)	$(5)

The following table summarizes the components of Mortgage loans held for sale:

	March 31,	December 31,
	2014	2013
	(In millions)
First mortgages:
Conforming	$520	$737
Non-conforming	36	48
Total first mortgages	556	785
Second lien	5	5
Scratch and Dent	43	44
Other	1	—
Total	$605	$834

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Servicing Rights.  The following tables summarize certain information regarding the initial and ending capitalization rate of Mortgage Servicing Rights (“MSRs”):

	Three Months Ended
	March 31,
	2014	2013
Initial capitalization rate of additions to MSRs	1.08%	1.07%

	March 31,	December 31,
	2014	2013
Capitalization servicing rate	0.96%	0.99%
Capitalization servicing multiple	3.3	3.4
Weighted-average servicing fee (in basis points)	29	29

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	March 31,	December 31,
	2014	2013
Weighted-average prepayment speed (CPR)	9.8%	9.0%
Option adjusted spread, in basis points (OAS)	994	1,056
Weighted-average delinquency rate	5.2%	5.8%

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	March 31, 2014
	Weighted-		Weighted-
	Average	Option	Average
	Prepayment	Adjusted	Delinquency
	Speed	Spread	Rate
	(In millions)
Impact on fair value of 10% adverse change	$(52)	$(60)	$(25)
Impact on fair value of 20% adverse change	(100)	(115)	(49)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments. The average pullthrough percentage used in measuring the fair value of Interest rate lock commitment’s (“IRLCs”) as of March 31, 2014 and December 31, 2013 was 73% and 77%, respectively. The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

Assets and liabilities measured at fair value on a recurring basis were included in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2014
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$556	$49	$—	$605
Mortgage servicing rights	—	—	1,224	—	1,224
Other assets—Derivative assets:
Interest rate lock commitments	—	—	21	—	21
Forward delivery commitments	—	6	—	(1)	5
MSR-related agreements	—	8	—	(8)	—
Interest rate contracts	—	2	—	—	2
Convertible note-related agreements	—	—	16	—	16
LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$1	$—	$1
Forward delivery commitments	—	4	—	(3)	1
MSR-related agreements	—	—	—	3	3
Convertible note-related agreements	—	—	16	—	16

	December 31, 2013
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$785	$49	$—	$834
Mortgage servicing rights	—	—	1,279	—	1,279
Other assets—Derivative assets:
Interest rate lock commitments	—	—	23	—	23
Forward delivery commitments	—	26	—	(21)	5
Option contracts	—	2	—	—	2
MSR-related agreements	—	4	—	(4)	—
Interest rate contracts	—	2	—	—	2
Convertible note-related agreements	—	—	16	—	16
LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$1	$—	$1
Forward delivery commitments	—	10	—	(8)	2
MSR-related agreements	—	—	—	1	1
Convertible note-related agreements	—	—	16	—	16

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
			IRLCs,			IRLCs,
	MLHS	MSRs	net	MLHS	MSRs	net
	(In millions)
Balance, beginning of period	$49	$1,279	$22	$64	$1,022	$139
Realized and unrealized (losses) gains	(3)	(79)	74	(6)	5	202
Purchases	16	—	—	25	—	—
Issuances	1	25	—	—	74	—
Settlements	(13)	(1)	(76)	(30)	—	(228)
Transfers into Level Three	6	—	—	14	—	—
Transfers out of Level Three	(7)	—	—	(11)	—	—
Balance, end of period	$49	$1,224	$20	$56	$1,101	$113

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

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Gain on mortgage loans, net:
Mortgage loans held for sale	$(4)	$(8)
Interest rate lock commitments	74	202
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	(79)	5
Mortgage interest income:
Mortgage loans held for sale	1	2

Unrealized gains (losses) included in the Condensed Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Gain on mortgage loans, net	$16	$95
Change in fair value of mortgage servicing rights	(45)	82

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Other Financial Instruments

As of March 31, 2014 and December 31, 2013, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Total PHH Corporation stockholders’ equity. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents and Restricted cash, the carrying value approximates fair value due to the short-term nature of such instruments.  These financial instruments are classified within Level One of the valuation hierarchy.

Debt.  As of March 31, 2014 and December 31, 2013, the total fair value of Debt was $5.8 billion and $5.9 billion, respectively, and substantially all of the debt is measured using Level Two inputs. As of March 31, 2014, the fair value of Level Two Debt was estimated using the following valuation techniques: (i) $4.6 billion was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; (ii) $0.6 billion was measured using observable spreads and terms for recent pricing of similar instruments; and (iii) $0.6 billion was measured using a discounted cash flow model incorporating assumptions based on current market information available for similar debt instruments.

15.  Variable Interest Entities

Servicing Advance Receivables Trust

In the first quarter of 2014, PHH Servicer Advance Receivables Trust (“PSART”) and PHH Servicer Advance Funding Depositor, LLC (the “Depositor”) (collectively the “Servicing Advance Receivables Trust”) were formed.  PSART is a special purpose bankruptcy remote trust and was formed for the purpose of issuing asset-backed notes secured by servicing advance receivables.  The Company, the Depositor and  PSART entered into a Receivables Purchase and Contribution Agreement under which the Company has conveyed (and may in the future convey) to the Depositor the contractual right to reimbursement of certain mortgage loan servicing advances made by the Company related to its servicing activities.  The Depositor in turn sells the servicing advances to PSART.  Upon the initial funding of the entity, the Company determined that PSART and the Depositor are variable interest entities based on their nature and purpose, and that the Company is the primary beneficiary.

In March 2014, PSART entered into an agreement to issue asset-backed notes as further discussed in Note 9, “Debt and Borrowing Arrangements”.  Certain capital transactions are executed between the Company and the Depositor whereby subsidiaries of the Company contribute receivables to the Depositor and receive distributions upon the issuance of notes or leveraging of note series.  During the three months ended March 31, 2014, the Company and its subsidiaries contributed Accounts receivable of $156 million to the Depositor, and received distributions of $117 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities of significant consolidated variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2014

				Servicing
		Chesapeake	FLRT and	Advance
	PHH Home	and D.L.	PHH Lease	Receivables
	Loans	Peterson Trust	Receivables LP	Trust
	(In millions)
ASSETS
Cash	$80	$10	$—	$—
Restricted cash(1)	3	196	47	58
Mortgage loans held for sale	268	—	—	—
Accounts receivable, net	12	45	—	97
Net investment in fleet leases	—	2,991	565	—
Property and equipment, net	2	—	—	—
Other assets	8	15	6	1
Total assets	$373	$3,257	$618	$156
Assets held as collateral(2)	$258	$3,232	$612	$155
LIABILITIES
Accounts payable and accrued expenses	$13	$2	$6	$—
Debt	247	2,873	564	117
Other liabilities	12	—	—	—
Total liabilities(3)	$272	$2,875	$570	$117

	December 31, 2013

		Chesapeake	FLRT and
	PHH Home	and D.L.	PHH Lease
	Loans	Peterson Trust	Receivables LP
	(In millions)
ASSETS
Cash	$91	$5	$—
Restricted cash(1)	3	157	46
Mortgage loans held for sale	308	—	—
Accounts receivable, net	7	46	—
Net investment in fleet leases	—	2,982	599
Property and equipment, net	2	—	—
Other assets	7	12	6
Total assets	$418	$3,202	$651
Assets held as collateral(2)	$300	$3,185	$645
LIABILITIES
Accounts payable and accrued expenses	$15	$2	$5
Debt	280	2,866	598
Other liabilities	11	—	—
Total liabilities(3)	$306	$2,868	$603

_____________

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

Segment results were as follows:

	Total Assets
	March 31,	December 31,
	2014	2013
	(In millions)
Mortgage Production segment	$946	$1,127
Mortgage Servicing segment	2,171	2,244
Fleet Management Services segment	4,488	4,453
Other	937	1,024
Total	$8,542	$8,848

	Net Revenues		Segment Profit (Loss)(1)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In millions)
Mortgage Production segment	$82	$252	$(60)	$45
Mortgage Servicing segment	29	85	(29)	18
Fleet Management Services segment	406	394	21	21
Other	—	(1)	(1)	—
Total	$517	$730	$(69)	$84

_____________

(1)                The following is a reconciliation of Income or loss before income taxes to Segment profit or loss:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
(Loss) income before income taxes	$(71)	$96
Less: net (loss) income attributable to noncontrolling interest	(2)	12
Segment (loss) profit	$(69)	$84

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Part I—Item 1. Business”, Part I—Item 1A. Risk Factors”, “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in our 2013 Form 10-K.

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

Executive Summary

Financial Performance

	Three Months Ended
	March 31,
	2014	2013
	(In millions, except per share data)
Net revenues	$517	$730
(Loss) income before income taxes	(71)	96
Net (loss) income attributable to PHH Corporation	(42)	52

Basic (loss) earnings per share attributable to PHH Corporation	$(0.73)	$0.90
Diluted (loss) earnings per share attributable to PHH Corporation	(0.73)	0.79

Our financial results for the first quarter of 2014 reflect the challenging mortgage industry environment, including declines in industry origination volumes, margin compression, increased competition and a higher regulatory focus.  Our Fleet Management Services segment has continued its consistent operating performance.  As discussed in more detail under “— Corporate Strategy” below, we are continuing to evaluate the separation or sale of our fleet business, our mortgage business, or both of our businesses.

Net revenues of our Mortgage Production segment declined $170 million (67%) from the first quarter of 2013, reflecting a 36% decline in applications, a 65% decline in IRLCs and an 81 bps (22%) decrease in total loan margins.  Total closings also declined by 45% compared to the first quarter of 2013, primarily driven by a 63% decline in refinance closings, consistent with the relative interest rate environments.  Our actions taken in the second half of 2013 and first quarter of 2014 to reduce staffing levels in our Mortgage Production segment in response to expected client and industry demand have resulted in salary expense reductions in production and overhead functions.  Assuming mortgage interest rates and our origination volumes remain near their current levels, we still anticipate generating $110 million of annualized cost reductions in 2014 in comparison to second quarter of 2013 levels.

Despite the cost reduction efforts, the results of our Mortgage Production segment still reflected the industry-wide reductions in mortgage loan originations and the expected seasonal declines in home purchase volume.  As a result, the Mortgage Production segment recorded a $60 million Segment loss in the first quarter of 2014, compared to Segment profit of $45 million in the first quarter of 2013.  We expect a highly challenging mortgage industry environment to continue throughout 2014.  If the current mortgage market conditions and interest rate levels persist, our Mortgage Production segment will likely be unprofitable and cash consumptive for 2014.

We are continuing to experience favorable trends in mortgage loan repurchase and indemnification requests as file reviews for pre-2009 origination years were minimal in the first quarter of 2014.  Our current experience with mortgage loan repurchase and indemnification requests is consistent with our expectations, and as a result repurchase and foreclosure-related charges were not significant in the first quarter of 2014, compared to $15 million for the first quarter of 2013.  See “—Risk Management” for additional information regarding our loan repurchase obligations and potential exposure.

Our financial results were also significantly affected by changes in mortgage interest rates that led to market-related changes in value of our mortgage servicing rights.  During the first quarter of 2014, we recorded $45 million of unfavorable market-related changes in value of our mortgage servicing rights, compared to favorable changes of $82 million for the first quarter of 2013.

Corporate Strategy

Our strategic vision for PHH is a more capital-light, fee-based business with greater scale, operational efficiency and capital efficiency.  As previously discussed in our 2013 Form 10-K, consistent with our long-term value creation objective, we are exploring a separation or sale of our fleet business, our mortgage business, or both of our businesses.  In connection with this objective, we have been engaged in discussions with potentially interested parties and we also may examine potential acquisitions, partnerships, joint ventures and changes in product offerings to achieve our strategic vision.   We will also evaluate the use of any excess cash resulting from these efforts, which may include the prepayment of unsecured debt, strategic business investments, and/or the return of capital to shareholders. Although we are currently exploring the separation of one or both of our businesses and other related transactions, there can be no assurance as to the timing, terms or success of these efforts. For more information, see “Part I—Item 1A. Risk Factors—Risks Related to our Company— We are exploring ways to maximize shareholder value through the sale or separation of our fleet business, our mortgage business, or both such businesses.  There are inherent risks and uncertainties associated with pursuing such exploratory activities and/or consummating one or more such transactions.  These risks and uncertainties could have a material adverse impact on our businesses generally, including our client, employee, lender, vendor and counterparty relationships, as well as our results of operations, cash flows, liquidity or financial position.” and “Part I—Item 1A. Risk Factors—Risks Related to our Common Stock— A change in control transaction or a fundamental change in our business may result in a number of significant cash outflows that could reduce the value of our businesses when separated or acquired.  Further, certain provisions of our debt arrangements and the provisions of certain other agreements could discourage third parties from seeking to acquire us, could prevent or delay a transaction resulting in a change of control, or could reduce the value of our businesses if separated.” in our 2013 Form 10-K.

We also have participated in discussions with a majority of our private label clients to amend our contracts in an effort to ensure that our relationships meet regulatory compliance requirements as well as our operational and financial objectives.  In our discussions thus far, we have not been able to achieve all of the pricing adjustments necessary to meet our financial objectives and, given the current expected volume and origination mix of our private label channel, certain of these contracts will likely not be profitable in the context of the overall Mortgage Production segment during 2014.  Although we remain in active discussions with our largest private label clients, we believe that any meaningful pricing adjustments will take substantial time to complete and may not occur until the contracts are up for renewal over the next four years.  For more information, see “Part I—Item 1A. Risk Factors—Risks Related to our Company— The profitability of our Mortgage Production segment has been adversely affected by the increased mix of fee-based closings originated under our existing private label client contracts.  We are currently evaluating a number of alternatives to restructure these contracts to improve the economics of the underlying contractual relationships; however there can be no assurances that we will be successful in these efforts.” in our 2013 Form 10-K.

We are continuing to reengineer our fixed cost structure within our support and overhead functions; however, we do not believe that re-engineering our fixed cost structure alone will be sufficient to achieve our return objectives in this portion of the mortgage market cycle.  In addition to focusing on our cost structure, we will continue to seek to enhance the scale of our private label and real estate mortgage production platforms through either organic or inorganic means.

Liquidity and Cash Position

We believe that we continue to have a strong liquidity position relative to our capital needs and our upcoming debt maturities.  During the first quarter of 2014, we executed a new funding structure for our mortgage servicing advances, and we sold a small amount of MSRs pursuant to our agreement with an affiliate of Two Harbors Investment Corp.  These efforts, combined with our ongoing exploration of funding alternatives for MSRs, should help us migrate to a less capital intensive, fee-for-service business model that is less dependent upon the unsecured debt markets.

We continue to maintain an excess unrestricted cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we considered in our analysis of cash needs as of March 31, 2014:

▪                  A minimum of $250 million for the repayment of Convertible notes that are due in the third quarter of 2014;

▪                  $200 million for identified contingencies, including amounts related to mortgage loan repurchases and legal and regulatory matters;

▪                  $50 million to $75 million cash reserves for mortgage-related interest rate risk management activities; and

▪                  $200 million to $250 million minimum for working capital needs.

Our unrestricted cash balance includes $94 million available for use in variable interest entities and $107 million held for use in Canada by subsidiaries of our Fleet Management Services segment.  We believe our current liquidity position provides us with flexibility in our capital planning objectives.

We expect the mortgage production environment to be challenging throughout 2014, driven by declining industry originations and the potential for margin compression resulting from increased competitive pressures.  These challenges, combined with the pricing levels of our private label client contracts, as discussed above, could produce negative cash flow for our overall mortgage business in 2014 as a result of increased cash consumption in the Mortgage Production segment.  There continues to be inherent uncertainty regarding the future levels of our excess capital above key cash requirements due to the anticipated negative cash flows in our mortgage business.

Legal and Regulatory Environment

Consistent with other companies in the mortgage industry, we have experienced inquiries, examinations and requests for information from regulators and attorneys general of certain states as well as various government agencies.  In addition, we are working diligently in assessing and understanding the implications of the developments in the regulatory environment, and we are devoting substantial resources towards implementing all of the new rules and responding to inquiries, examinations, and proceedings, while meeting the needs and expectations of our clients. We expect the higher legislative and regulatory focus on mortgage origination and servicing practices to continue to result in higher legal, compliance, and servicing related costs, potential regulatory fines and penalties, and we could experience an increase in mortgage origination or servicing related litigation in the future.  Although our probable losses, payments and costs related to these matters have not been material to date, the ultimate resolution of any particular matter could be material to our results of operations or cash flows for the period in which such matter is resolved.  For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Company—Our Mortgage businesses are complex and heavily regulated, and the full impact of regulatory developments to our businesses remains uncertain. In addition, we are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, and increased costs that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation. “ in our 2013 Form 10-K.

In January 2014, the CFPB initiated an administrative proceeding alleging that our reinsurance activities have violated certain provisions of the Real Estate Settlement Procedures Act.  We believe that we have complied with the Real Estate Settlement Procedures Act and other laws applicable to our former mortgage reinsurance activities, and we intend to vigorously defend against the CFPB’s allegations.  We cannot estimate the amount of loss or a range of possible losses, if any, associated with this matter, and there can be no assurance that the ultimate resolution of this matter will not result in losses, fines or penalties which could be material to our results of operations, cash flows or financial position.

We are monitoring increases in litigation and settlements among our peers in the mortgage industry around servicing practices for lender-placed insurance, also called “forced-placed insurance”.   We are currently subject to pending litigation alleging that our servicing practices around lender-placed insurance were not in compliance with applicable laws.  Through our mortgage servicing subsidiary, we did have certain outsourcing arrangements for the purchase of lender-placed hazard insurance for borrowers whose coverage had lapsed.  We believe we have meritorious defenses to these allegations; however, the resolution of such matter may result in adverse judgments, other relief against us, as well as monetary payments or other agreements and obligations, any of which may be material to our results of operations, cash flows or financial position.

For more information about our significant legal and regulatory matters, see Note 12, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following tables present our consolidated results of operations and segment profit or loss for our reportable segments:

	Three Months Ended
	March 31,
	2014	2013
	(In millions, except per share data)
Net fee income	$91	$122
Fleet lease income	343	332
Gain on mortgage loans, net	51	187
Mortgage net finance expense	(30)	(28)
Loan servicing income	115	108
Valuation adjustments related to mortgage servicing rights, net	(73)	(11)
Other income	20	20
Net revenues	517	730
Depreciation on operating leases	300	302
Fleet interest expense	13	15
Total other expenses	275	317
Total expenses	588	634
(Loss) income before income taxes	(71)	96
Income tax (benefit) expense	(27)	32
Net (loss) income	(44)	64
Less: net (loss) income attributable to noncontrolling interest	(2)	12
Net (loss) income attributable to PHH Corporation	$(42)	$52
Basic (loss) earnings per share attributable to PHH Corporation	$(0.73)	$0.90
Diluted (loss) earnings per share attributable to PHH Corporation	$(0.73)	$0.79

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Segment Profit (Loss):(1)
Mortgage Production segment	$(60)	$45
Mortgage Servicing segment	(29)	18
Fleet Management Services segment	21	21
Other	(1)	—

(1)	Segment profit (loss) is described in Note 16, “Segment Information”, in the accompanying Notes to Condensed Consolidated Financial Statements.

The results of operations for reportable segments are reported on a pre-tax basis and are discussed in more detail in the following sections.  We record our interim tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable.  Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered to not be reliably estimable, and therefore we record discrete year-to-date income tax provisions on those results.  Our effective income tax rates for the three months ended March 31, 2014 and 2013 were (37.4)% and 33.3%, respectively.  See Note 10, “Income Taxes” in the accompanying Notes to Condensed Consolidated Financial Statements for further information.

Mortgage Production Segment

Elevated interest rates compared to historic lows continue to negatively affect loan margins and loan origination volumes. A variety of other factors also continue to affect the industry, including an increasingly complex regulatory compliance environment and changes to mortgage backed security programs, including increases in guarantee fees.  Future conforming loan origination volumes and loan margins may be negatively impacted by higher interest rates and increases in guarantee fees.

We believe the origination environment during 2014 will be characterized by a decline in total industry origination volumes and a greater proportion of purchase originations driven by lower refinance originations.  According to Fannie Mae’s Economic and Housing Outlook, the industry experienced a 54% decline in total loan originations during the first quarter of 2014 compared to the prior year, consisting of a 70% decrease in refinancing activity and an 11% decrease in purchase activity.  Our refinance closings were down 63% compared to the prior year which was driven by lower overall consumer demand from higher interest rates and a 61% decline in HARP closings.  Retail closings represented 94% of our total closings during the first quarter of 2014 and we experienced a 14% increase in purchase closings compared to the first quarter of 2013.  On a full year basis, Fannie Mae’s Economic and Housing Outlook is forecasting industry loan originations for 2014 to decline to $1.1 trillion compared to $1.9 trillion during 2013, consisting of a 65% decline in refinancing originations and a 1% decrease in purchase closings.  Fannie Mae is also projecting that purchase originations will represent 63% of the mortgage industry volumes for the full year 2014 and that total home sales will be consistent with what the industry experienced during 2013.

During 2013, we observed a shift in the mix of our originations to a greater percentage of fee-based closings which has continued into the first quarter of 2014.  The amount of fee-based closings is impacted by the mortgage product and loan programs our PLS clients market to their customers, as well as the amount of mortgage loans our clients want to retain on their balance sheets.  Fee-based closings represented 65% and 41% of our total origination volume during the first quarters of 2014 and 2013, respectively.  See “Part I—Item 1A. Risk Factors—Risks Related to Our Company—The profitability of our Mortgage Production segment has been adversely affected by the increased mix of fee-based closings originated under our existing private label client contracts.  We are currently evaluating a number of alternatives to restructure these contracts to improve the economics of the underlying contractual relationships; however there can be no assurances that we will be successful in these efforts.” in our 2013 Form 10-K for more information.

Segment Metrics:

	Three Months Ended
	March 31,
	2014	2013
	($ In millions)
Loans closed to be sold	$2,609	$7,847
Fee-based closings	4,775	5,472
Total closings	$7,384	$13,319
Purchase closings	$3,590	$3,139
Refinance closings	3,794	10,180
Total closings	$7,384	$13,319
Retail closings - PLS	$5,420	$8,510
Retail closings - Real Estate	1,556	3,031
Total retail closings	6,976	11,541
Wholesale/correspondent closings	408	1,778
Total closings	$7,384	$13,319
Retail - PLS (in units)	12,022	23,926
Retail - Real Estate (in units)	6,752	12,276
Total retail	18,774	36,202
Wholesale/correspondent (in units)	1,663	7,951
Total closings (in units)	20,437	44,153
Loans sold	$2,923	$8,233
Applications	$10,369	$16,165
IRLCs expected to close	$1,750	$4,955
Total loan margin (in basis points)	291	372

Segment Results:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Mortgage fees	$47	$79
Gain on mortgage loans, net	51	187
Mortgage interest income	7	19
Mortgage interest expense	(24)	(34)
Mortgage net finance expense	(17)	(15)
Other income	1	1
Net revenues	82	252
Salaries and related expenses	77	110
Occupancy and other office expenses	8	8
Other depreciation and amortization	3	3
Other operating expenses	56	74
Total expenses	144	195
(Loss) income before income taxes	(62)	57
Less: net (loss) income attributable to noncontrolling interest	(2)	12
Segment (loss) profit	$(60)	$45

First Quarter 2014 Compared With First Quarter 2013:  Mortgage Production segment loss was $60 million during 2014, compared to a segment profit of $45 million during the prior year.  Net revenues decreased to $82 million, down $170 million, or 67%, compared with the prior year driven by lower refinance closings, an increased mix of fee-based closings and lower loan margins and economic hedge results.  Total expenses decreased to $144 million, down $51 million, or 26%, compared with the first quarter of 2013 primarily driven by lower salaries and related expenses and production expenses resulting from a decrease in origination volumes.  Total expenses compared to the first quarter of 2013 also included a decrease in operating costs related to customer service, professional and outsourcing fees.

Net revenues.  Mortgage fees decreased to $47 million, down $32 million, or 41%, from the prior year.  A 48% decline in total retail closing units from lower refinance closings contributed to a $17 million decrease in application fees, appraisal income and other underwriting income.  In addition, we experienced a $13 million decrease in origination assistance fees from our PLS channel resulting from a 50% decline in PLS closing units compared to the prior year.  Gain on mortgage loans, net was $136 million lower compared to the first quarter of 2013 driven by a $105 million decline in gain on loans related to a 65% decrease in IRLCs expected to close and an 81 basis points decline in average total loan margins, coupled with a $34 million decrease in economic hedge results.  Consistent with our expectations, the decrease in IRLCs expected to close and average total loan margins was attributable to lower consumer demand for refinancing activity and an increased mix of fee-based production (where we do not enter into an IRLC).  The decline in economic hedge results compared to the prior year was primarily attributable to a decrease in the average outstanding balance of IRLCs expected to close which resulted in a lower impact from pullthrough assumptions and lower execution gains on mortgage loans sold.

Total expenses.  During the second half of 2013, we announced actions to reduce headcount in response to projected declines in industry origination volumes which primarily drove a $13 million, or 18%, decline in Salaries, benefits and incentives compared to the prior year.  Commissions were down $13 million, or 46%, compared to 2013 primarily driven by a 49% decrease in real estate channel closings.  The lower overall closing and application volumes in 2014 also resulted in a decrease in contract labor and overtime and production-related direct expenses.  Other expenses decreased to $14 million, down $10 million, or 42%, compared to the first quarter of 2013.  We continued to improve our operating execution and benefited from a combined $6 million decline in customer service related expenses and outsourcing fees compared to the prior year.  The remaining $4 million decrease in Other expenses primarily related to nonrecurring professional fees incurred in 2013 for risk management costs and the realization of other corporate cost reduction initiatives.  See “—Other” for a discussion of the methodology of corporate overhead allocations.

Selected Income Statement Data:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Gain on mortgage loans, net:
Gain on loans	$48	$153
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(7)	(10)
Economic hedge results	10	44
Total change in fair value of mortgage loans and related derivatives	3	34
Total	$51	$187

Salaries and related expenses:
Salaries, benefits and incentives	$61	$74
Commissions	15	28
Contract labor and overtime	1	8
Total	$77	$110

Other operating expenses:
Corporate overhead allocation	$23	$22
Production-related direct expenses	19	28
Other expenses	14	24
Total	$56	$74

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

Mortgage Servicing Segment

Our servicing operations continue to be negatively impacted by conditions in the housing market and general economic factors, including higher unemployment rates, which have led to elevated levels of delinquencies, increases in repurchase and indemnification requests and high loss severities on defaulted loans.  These factors, plus the increased regulatory focus on servicing activities, have increased, and will likely continue to increase, servicing costs across the industry.

Although we believe the Agencies have substantially completed their reviews of loan files from pre-2009 vintages, repurchase and indemnification requests from all investors and insurers have been volatile in recent periods.  There continues to be inherent uncertainty around recent repurchase and indemnification request trends, as well as uncertainty around the full impact of the new representation and warranty framework for conventional loans sold or delivered after January 1, 2013.  See “—Risk Management” for additional information regarding loan repurchase and indemnification trends and our related reserves.

Segment Metrics:

	As of March 31,
	2014	2013
	($ In millions)
Total loan servicing portfolio	$225,744	$181,780
Number of loans in owned portfolio	794,648	864,501
Number of subserviced loans	406,287	133,827
Total number of loans serviced	1,200,935	998,328
Capitalized loan servicing portfolio	$127,158	$136,833
Capitalized servicing rate	0.96%	0.80%
Capitalized servicing multiple	3.3	2.7
Weighted-average servicing fee (in basis points)	29	30

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Average total loan servicing portfolio	$226,272	$182,775
Average capitalized loan servicing portfolio	128,241	138,669
Payoffs, sales and principal curtailments of capitalized portfolio	4,253	10,512

Segment Results:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Mortgage interest income	$1	$2
Mortgage interest expense	(14)	(14)
Mortgage net finance expense	(13)	(12)
Loan servicing income	115	108
Change in fair value of mortgage servicing rights	(79)	5
Net derivative gain (loss) related to mortgage servicing rights	6	(16)
Valuation adjustments related to mortgage servicing rights, net	(73)	(11)
Net loan servicing income	42	97
Net revenues	29	85
Salaries and related expenses	15	11
Occupancy and other office expenses	4	3
Other depreciation and amortization	1	—
Other operating expenses	38	53
Total expenses	58	67
Segment (loss) profit	$(29)	$18

First Quarter 2014 Compared With First Quarter 2013:  Mortgage Servicing segment loss was $29 million during 2014, compared to a segment profit of $18 million during the prior year.  Net revenues decreased to $29 million, down $56 million, or 66%, compared with the prior year driven by unfavorable MSR market-related fair value adjustments resulting from a decrease in mortgage interest rates during the first quarter of 2014 that was partially offset by net gains on MSRs derivatives and lower prepayment activity.  Total expenses decreased to $58 million, down $9 million, or 13%, compared with the prior year primarily driven by lower repurchase and foreclosure-related charges that were partially offset by higher salaries and related expenses associated with the increased subservicing portfolio and an increase in corporate overhead allocations.

Net revenues.  Servicing fees from our capitalized portfolio decreased by $8 million, or 8% compared to the first quarter of 2013 driven by an 8% decrease in the average capitalized loan servicing portfolio.  Lower refinancing activity in 2014 resulted in a 70% decrease in payoffs in our capitalized loan servicing portfolio, which drove a $10 million, or 77%, decrease in curtailment interest paid to investors and a $45 million decrease in MSR valuation changes from actual prepayments of the underlying mortgage loans.  Our MSR replenishment rate declined during the first quarter of 2014 and, although loan payoffs decreased during 2014, the weighted average servicing fee on new loan production was lower.

During the first quarter of 2014, market-related fair value adjustments decreased the value of our MSRs by $45 million compared to an increase in value of $82 million in the first quarter of 2013 driven largely by changes in the interest rate environment during each period.  The primary mortgage rate used to value our MSRs decreased by 13 basis points during the first quarter of 2014 compared to an increase of 31 basis points during the first quarter of 2013.  These changes in interest rates also drove net gains on MSR derivatives of $6 million during 2014, compared to a net loss of $16 million during the first quarter of 2013.

Loan servicing income for 2014 includes a positive impact from the assumption of a subservicing portfolio with an unpaid principal balance of $47 billion in the second quarter of 2013.  Subservicing fees were $13 million during the first quarter of 2014, an increase of $8 million resulting from the increase in the average number of loans in our subserviced portfolio and an increase in the average subservicing fee earned per loan.  We expect the trends in subservicing to continue in 2014, consistent with our strategy to position the mortgage business to be less capital intensive, and have more fee-based revenue streams.

Total expenses.  During 2013, the Agencies worked towards the Federal Housing and Finance Administration’s goal to be complete with all pre-2009 repurchase and indemnification requests by December 31, 2013.  This expectation was included in our estimated reserve for repurchase and foreclosure-related losses at the end of 2013, and our experience related to loan repurchase volumes and claim appeal success rate during the first quarter of 2014 was consistent with those assumptions.  As a result, our repurchase and foreclosure-related charges were not significant in the first quarter of 2014, compared to $15 million during the prior year.  The $15 million of repurchase and foreclosure-related charges during the first quarter of 2013 reflected the continued elevated level of total requests, reduced government insurance claims proceeds and an increase in estimated loss severities during that period.

Salaries and related expenses increased by $4 million compared to the prior year which was driven by an increase in the average number of permanent employees from the transfer of certain employees into our servicing operations when we commenced subservicing activities on the portfolio that was assumed in the second quarter of 2013.  Other expenses decreased by $3 million in 2014, or 9%, primarily due to lower unreimbursed interest costs from servicing delinquent and foreclosed government loans and a decrease in compensatory fees related to foreclosure proceedings.  See “—Other” for a discussion of the methodology of corporate overhead allocations.

Selected Income Statement Data:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Loan servicing income:
Servicing fees from capitalized portfolio	$92	$100
Subservicing fees	13	5
Late fees and other ancillary servicing revenue	13	15
Curtailment interest paid to investors	(3)	(13)
Net reinsurance income	—	1
Total	$115	$108

Changes in fair value of Mortgage Servicing Rights:
Actual prepayments of the underlying mortgage loans	$(22)	$(67)
Actual receipts of recurring cash flows	(12)	(10)
Market-related fair value adjustments	(45)	82
Total	$(79)	$5

Other operating expenses:
Corporate overhead allocation	$8	$5
Repurchase and foreclosure-related charges	—	15
Other expenses	30	33
Total	$38	$53

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

Segment Metrics:

	Average for the
	Three Months Ended
	March 31,
	2014	2013
	(In thousands of units)
Leased vehicles (1)	262	266
Maintenance service cards	351	330
Fuel cards	316	309
Accident management vehicles	319	302

(1)       Prior period unit counts were adjusted to reflect current period presentation.

Segment Results:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Fleet management fees	$44	$43
Fleet lease income	343	332
Other income	19	19
Net revenues	406	394
Salaries and related expenses	19	18
Occupancy and other office expenses	4	3
Depreciation on operating leases	300	302
Fleet interest expense	13	16
Other depreciation and amortization	2	2
Other operating expenses	47	32
Total expenses	385	373
Segment profit	$21	$21

First Quarter 2014 Compared With First Quarter 2013:  Fleet Management Services segment profit was $21 million for 2014, the same level as the prior year.  Net revenues increased to $406 million, up $12 million, or 3%, compared with the prior year driven primarily by higher operating lease syndication revenue that was offset by lower leasing revenue.  Total expenses increased to $385 million, up $12 million, or 3%, compared with the first quarter of 2013 driven primarily by higher cost of goods sold related to operating lease syndication volume that was partially offset by lower Fleet interest expense and lower Depreciation on operating leases.

Net revenues.  Throughout 2013, we continued our focus on less capital intensive revenue streams and growth in our service unit counts.  The first quarter of 2014 reflects a continuation of these trends with increases in our average maintenance service, fuel card and accident management unit counts compared to the first quarter of 2013, while the average number of leased vehicles declined by 2% compared to the prior year.  An increase in service only unit counts and client participation in driver safety training services primarily drove a 2% increase in Fleet management fees compared to the first quarter of 2013.  Leasing revenue declined to $328 million, down 1%, from the prior year primarily driven by lower average leased vehicle counts and a decrease in the interest rate billed for leases.  Despite lower average leased vehicle counts, our per unit depreciation component for the cost of vehicles was slightly higher compared to the first quarter of 2013 as a result of a continued mix shift to more expensive truck and service-type vehicles.  The amount of gross proceeds related to operating lease syndications was $15 million during 2014 and gross proceeds during the first quarter of 2013 were not significant.

Total expenses.  Fleet interest expense decreased to $13 million, down $3 million, or 19%, from the prior year driven by a lower cost of funds rate from new debt issuances that was partially offset by a higher average volume of borrowings.  The unit decline and mix of our leased vehicles described above resulted in a $2 million decrease in Depreciation on operating leases compared to the prior year.  Other operating expenses increased by $15 million compared to the first quarter of 2013 primarily due to a $14 million increase in cost of goods sold associated with higher operating lease syndication volume.

Selected Income Statement Data:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Fleet lease income:
Leasing revenue	$328	$332
Operating lease syndication revenue	15	—
Total	$343	$332

Other operating expenses:
Cost of goods sold	$27	$13
Corporate overhead allocation	11	11
Other expenses	9	8
Total	$47	$32

Following are descriptions of the contents and drivers of the financial results of the Fleet Management Services segment:

Fleet management fees consists of revenue related to our principal fee- and asset-based products including maintenance services, accident management services, fuel cards, driver safety training services fees, monthly management fees for leased vehicles and other asset management services.  The drivers of Fleet management fees are leased vehicles and service unit counts as well as the usage of fee- and asset-based services.

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

Results:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Net revenues	$—	$(1)
Salaries and related expenses	16	20
Occupancy and other office expenses	1	1
Fleet interest expense	—	(1)
Other depreciation and amortization	2	2
Other operating expenses	24	15
Total expenses before allocation	43	37
Corporate overhead allocation	(42)	(38)
Total expenses	1	(1)
Net loss before income taxes(1)	$(1)	$—

(1)             For the three months ended March 31, 2014, costs related to our exploration of strategic alternatives were not allocated to our reportable segments.  See “—Overview” for additional information.

First Quarter 2014 Compared With First Quarter 2013:  Total expenses before corporate allocations increased to $43 million, up $6 million, or 16%, compared with the prior year driven by an increase in professional and consulting fees that was offset by lower salaries and related expenses.

Total expenses.  During the second half of 2013, we initiated arrangements for outsourcing internal audit and information technology.  As a result, professional and consulting fees increased by $10 million during 2014, or 125%, primarily driven by costs related to the outsourcing arrangements for internal audit and technology infrastructure management and application development which were not in effect during the first quarter of 2013.  Professional and consulting fees for the first quarter of 2014 also reflect certain costs related to exploring a separation or sale of our fleet business, our mortgage business, or both of our businesses and include costs for advisors we have retained to assist in this matter.  Salaries and related expenses decreased by $4 million in 2014, or 20% driven by a decline in the average number of permanent employees related to the outsourcing arrangements described above, and severance costs incurred in 2013 associated with the separation of certain executives.

Selected Income Statement Data:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Other operating expenses:
Professional fees	$18	$8
Other expenses	6	7
Total	$24	$15

Corporate overhead allocation:
Mortgage Production segment(1)	$23	$22
Mortgage Servicing segment(1)	8	5
Fleet Management Services segment	11	11
Other	(42)	(38)
Total	$—	$—

(1)       In 2014, we evaluated the overhead allocation to our segments based upon current revenues, expenses, headcount and usage which resulted in an increase in the rate of allocation to our Mortgage Servicing segment with a corresponding decrease to our Mortgage Production segment.

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

Consumer Credit Risk

Our exposures to consumer credit risk include:

▪                  Loan repurchase and indemnification obligations from breaches of representation and warranty provisions of our loan sales or servicing agreements, which may result in indemnification payments or exposure to loan defaults and foreclosures; and

▪                  A decline in the fair value of mortgage servicing rights as a result of increases in involuntary prepayments from increasing portfolio delinquencies.

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

Repurchase and foreclosure-related reserves consist of the following:

	March 31,	December 31,
	2014	2013
	(In millions)
Loan repurchase and indemnification liability	$80	$100
Allowance for probable foreclosure losses	20	20
Adjustment to value for real estate owned	20	22
Total	$120	$142

The table below presents the trend over the most recent quarters of our repurchase and foreclosure-related reserves activity and the number of repurchase and indemnification requests received:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
	($ In millions)
Balance, beginning of period	$142	$180	$191	$194	$191
Realized losses	(24)	(21)	(15)	(20)	(17)
Increases (decreases) in reserves due to:
Change in assumptions	—	(19)	—	11	15
New loan sales	2	2	4	6	5
Balance, end of period	$120	$142	$180	$191	$194

Repurchase and indemnification requests received (number of loans)	382	1017	735	603	886

In recent years, we have experienced elevated levels of mortgage loan repurchase and indemnification requests as the Agencies focused on completing their reviews of loans for pre-2009 origination years.  We believe the Agencies substantially completed their reviews of loans originated prior to 2009 by December 31, 2013 and the number of repurchase and indemnification requests we experienced in the first quarter of 2014 was consistent with this expectation.   The unpaid principal balance of our unresolved requests for loans originated between 2005 and 2008 has declined to $72 million as of March 31, 2014, from $143 million at the end of 2013.  We expect these trends in the composition of our unresolved requests to continue in 2014 as the remaining pre-2009 origination year requests are resolved.  See Note 11, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our repurchase and foreclosure-related reserves.

Actual losses incurred in connection with loan repurchases and indemnifications could vary significantly from and exceed the recorded liability and we may be required to increase our loan repurchase and indemnification liability in the future.  Accordingly, there can be no assurance that actual losses or estimates of reasonably possible losses associated with loan repurchases and indemnifications will not be in excess of the recorded liability or that we will not be required to increase the recorded liability in the future.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of March 31, 2014, the estimated amount of reasonably possible losses in excess of the recorded liability was $25 million which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans.  Our estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of our underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	March 31, 2014			December 31, 2013
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total (4)	Requests	Requests	Total (4)
	(In millions)
Agency Invested:
Claim pending (1)	$17	$1	$18	$19	$—	$19
Appealed (2)	21	7	28	43	5	48
Open to review (3)	18	5	23	74	5	79
Agency requests	56	13	69	136	10	146
Private Invested:
Claim pending (1)	10	—	10	9	—	9
Appealed (2)	15	1	16	16	2	18
Open to review (3)	19	2	21	16	2	18
Private requests	44	3	47	41	4	45
Total	$100	$16	$116	$177	$14	$191

(1)	Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.
(2)

Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant. Based on claims received and appealed during the twelve months ended March 31, 2014 that have been resolved, we were successful in refuting approximately 90% of claims appealed.

(3)	Open to review status represents loans where we have not completed our review process. We appealed approximately 65% of claims received and reviewed during the twelve months ended March 31, 2014.
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

We manage our exposure to risk from derivative counterparties through entering into bilateral collateral agreements and legally enforceable master netting agreements with many counterparties.  As of March 31, 2014, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.

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

Our sources of liquidity include: unrestricted Cash and cash equivalents; committed and uncommitted credit facilities; cash flows from assets under management; proceeds from the sale or securitization of mortgage loans and lease assets; secured borrowings, including the asset-backed debt markets; cash flows from operations (including service fee and lease revenues); the unsecured debt markets; and equity capital (including retained earnings).  During the first quarter of 2014, we executed a new funding structure for our mortgage servicing advances, and we sold a small amount of MSRs pursuant to our agreement with an affiliate of Two Harbors Investment Corp.  We have also continued to evaluate our capacity needs to fund mortgage loans and vehicles under management.  During the first quarter of 2014, at our election, we reduced the capacity for certain facilities in response to the current mortgage environment, and to better utilize unrestricted cash and reduce expenses associated with the facilities.

Given our expectation for business volumes we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.

Cash Flows

We continue to maintain an excess unrestricted cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we considered in our analysis of cash needs as of March 31, 2014:

▪                  A minimum of $250 million for the repayment of Convertible notes that are due in the third quarter of 2014;

▪                  $200 million for identified contingencies, including amounts related to mortgage loan repurchases and legal and regulatory matters;

▪                  $50 million to $75 million cash reserves for mortgage-related interest rate risk management activities; and

▪                  $200 million to $250 million minimum for working capital needs.

Our unrestricted cash balance includes $94 million available for use in variable interest entities and $107 million held for use in Canada by subsidiaries of our Fleet Management Services segment.  We believe our current liquidity position provides us with flexibility in our capital planning objectives.

The following table summarizes the changes in Cash and cash equivalents:

	Three Months Ended
	March 31,
	2014	2013	Change
	(In millions)
Cash provided by (used in):
Operating activities	$471	$833	$(362)
Investing activities	(395)	(379)	(16)
Financing activities	(162)	(356)	194
Effect of changes in exchange rates on Cash and cash equivalents	(4)	—	(4)
Net (decrease) increase in Cash and cash equivalents	$(90)	$98	$(188)

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  In addition to depreciation and amortization, the operating results of our reportable segments are impacted by the following significant non-cash activities:

▪                  Mortgage Production — Capitalization of mortgage servicing rights

▪                  Mortgage Servicing — Change in fair value of mortgage servicing rights

▪                  Fleet Management Services — Depreciation on operating leases

During the three months ended March 31, 2014, cash provided by our operating activities was $471 million.  This is primarily reflective of $278 million of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment as loans sold exceeded loans closed to be sold.  Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing and Fleet Management Services segments.

The net cash provided by the operating activities of our Mortgage Production segment resulted from a $229 million decrease in Mortgage loans held for sale in our Condensed Consolidated Balance Sheets between March 31, 2014 and December 31, 2013, which was the result of lower origination volumes, an increased mix of fee-based closings and timing differences between origination and sale as of the end of each period.  The decrease in Mortgage loans held for sale also resulted in a decrease in Mortgage Asset-Backed Debt, as further described in Financing Activities.

During the three months ended March 31, 2013, cash provided by operating activities was $833 million.  This is primarily reflective of $661 million of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment. Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing and Fleet Management Services segments.

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

During the three months ended March 31, 2014, cash used in our investing activities was $395 million, which primarily consisted of $306 million in net cash outflows from the purchase and sale of vehicles and a $104 million net increase in Restricted cash primarily due to a $58 million increase related to a new servicing advance facility and a $40 million increase due to the overcollateralization for fleet securitizations.

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

Financing Activities

Our cash flows from financing activities include proceeds from and payments on borrowings under our vehicle management asset-backed debt, mortgage asset-backed debt and unsecured debt facilities.  The fluctuations in the amount of borrowings within each period are due to working capital needs and the funding requirements for assets supported by our secured and unsecured debt, including Net investment in fleet leases, Mortgage loans held for sale and Mortgage servicing rights.  As of the end of each quarter, our financing activities and Condensed Consolidated Balance Sheets reflect our efforts to maximize secured borrowings against the available asset base, increasing the ending cash balance.  Within each quarter, excess available cash is utilized to fund assets rather than using the Mortgage and Vehicle asset-backed borrowing arrangements, given the relative borrowing costs and returns on invested cash.

During the three months ended March 31, 2014, cash used in our financing activities was $162 million which related to $154 million of net payments on secured borrowings resulting primarily from the decreased funding requirements for Mortgage loans held for sale described in operating activities.

During the three months ended March 31, 2013, cash used in our financing activities was $356 million and related to $338 million of net payments on secured borrowings resulting primarily from the decreased funding requirements for Mortgage loans held for sale.

Debt

We utilize both secured and unsecured debt as key components of our financing strategy.  Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	March 31,	December 31,
	2014	2013
	(In millions)
Restricted cash	$336	$234
Mortgage loans held for sale	605	834
Net investment in fleet leases	3,619	3,653
Mortgage servicing rights	1,224	1,279
Total	$5,784	$6,000

Asset-backed debt is used primarily to support our investments in vehicle management and mortgage assets, and is secured by collateral which includes certain Mortgage loans held for sale, Net investment in fleet leases, Accounts receivable and Restricted cash.  The outstanding balances under the asset-backed debt facilities vary daily based on our current funding needs for eligible collateral and our decisions regarding the use of excess available cash to fund assets.  In addition, amounts undrawn and available under our revolving credit facilities can be utilized to supplement asset-backed facilities and provide for the funding of vehicles in the U.S. and Canada, as well as the funding of mortgage originations.

The following table summarizes our Debt as of March 31, 2014:

	Balance	Collateral(1)
	(In millions)
Vehicle management asset-backed debt	$3,452	$3,862
Secured Canadian credit facility	—	—
Mortgage asset-backed debt	627	689
Unsecured debt	1,255	—
Total	$5,334	$4,551

(1)	Assets held as collateral are not available to pay our general obligations.

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

Vehicle management asset-backed funding arrangements consisted of the following facilities as of March 31, 2014:

				End of	Estimated
		Total	Available	Revolving	Maturity
	Balance	Capacity	Capacity(1)	Period(2)	Date(3)
	(In millions)
Chesapeake 2009-3	$7	n/a	n/a	n/a	04/07/14
Chesapeake 2011-2	291	n/a	n/a	n/a	02/07/17
Chesapeake 2012-1	424	n/a	n/a	n/a	05/07/16
Chesapeake 2012-2	515	n/a	n/a	n/a	01/07/17
Term notes, in amortization	1,237

Chesapeake 2013-1	700	$700	$—	05/22/14	01/07/18
Chesapeake 2014-1	800	800	—	02/19/15	11/07/18
Term notes, in revolving period	1,500	1,500	—

Chesapeake 2013-2	136	660	524	07/09/14	01/07/18
Chesapeake 2013-3	—	440	440	07/10/15	n/a
FLRT 2010-2	564	739	175	08/30/14	10/15/23
Variable-funding notes	700	1,839	1,139

Other	15	n/a	n/a
Total	$3,452	$3,339	$1,139

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.
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

Secured Canadian Credit Facility

During the first quarter of 2014, the Secured Canadian credit facility was amended to decrease the committed revolving capacity from $118 million (C$125 million) to $23 million (C$25 million). As of and during the three months ended March 31, 2014, there were no amounts outstanding under the Secured Canadian credit facility.

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

Mortgage asset-backed funding arrangements consisted of the following as of March 31, 2014:

		Total	Available	Maturity
	Balance	Capacity	Capacity(1)	Date
	(In millions)
Debt:
Committed facilities:
Credit Suisse First Boston Mortgage Capital LLC	$182	$675	$493	03/30/15(2)
Fannie Mae	12	500	488	12/13/14
Wells Fargo Bank	87	350	263	02/03/15
Bank of America	114	414	300	10/09/14
Royal Bank of Scotland plc	115	250	135	06/20/14
Committed repurchase facilities	510	2,189	1,679
Uncommitted facilities:
Fannie Mae	—	2,500	2,500	n/a
Royal Bank of Scotland plc	—	250	250	n/a
Uncommitted repurchase facilities	—	2,750	2,750
Servicing advance facility(3)	117	130	13	03/15/17
Total	$627	$5,069	$4,442

Off-Balance Sheet Gestation Facilities:
JP Morgan Chase	$104	$250	$146	10/31/14

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)	The maturity date of this facility may be extended at CSFB’s option on a rolling 364-day term until the stated expiration date of May 22, 2015.

(3)

On March 10, 2014, we entered into a new servicing advance facility and a portion of the proceeds were used to repay the Fannie Mae Servicing advance facility as discussed in Note 9, “Debt and Borrowing Arrangements” in the accompanying Notes to Condensed Consolidated Financial Statements. The revolving period of the new facility ends March 9, 2015 after which the facility goes into amortization, maturing on March 15, 2017.

Unsecured Debt

Unsecured credit facilities are utilized to fund our short-term working capital needs, to fund our MSRs, to supplement asset-backed facilities, and to provide for a portion of the operating needs of our mortgage and fleet management businesses.  As of and during the three months ended March 31, 2014, there were no amounts outstanding under the Revolving credit facilities.

Unsecured borrowing arrangements consisted of the following as of March 31, 2014:

				Maximum
		Balance	Maximum	Available	Maturity
	Balance	at Maturity	Capacity	Capacity	Date
	(In millions)
4% notes due in 2014	$250	$250	n/a	n/a	09/01/14
6% notes due in 2017	210	250	n/a	n/a	06/15/17
Convertible notes	460	500

9.25% notes due in 2016	170	170	n/a	n/a	03/01/16
7.375% notes due in 2019	275	275	n/a	n/a	09/01/19
6.375% notes due in 2021	350	350	n/a	n/a	08/15/21
Term notes	795	795

Revolving credit facility — Tranche A	—	—	$250	$250	08/02/15
Revolving credit facility — Tranche B	—	—	50	50	07/01/14
Other	—	—	5	5	09/30/14
Unsecured Credit facilities(1)	—	—	$305	$305

Total	$1,255	$1,295

(1)

Capacity amount shown reflect the contractual maximum capacity of the facilities. As of March 31, 2014, the total available capacity of these facilities is $26 million, after applying the applicable borrowing base coverage ratio tests.

The Convertible notes due 2014 met the requirements for conversion as of March 1, 2014, and holders of the notes may convert all or any portion of the notes, at their option.  As of March 31, 2014, the amount that the if-converted value exceeded the principal amount of the notes was not material.  The 2014 notes currently may only be settled in cash upon conversion because we have not sought shareholder approval, as required by the New York Stock Exchange, to allow for the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares.

The Convertible notes due 2017 met the requirements for conversion as of March 31, 2014, and holders of the notes may convert all or any portion of the notes, at their option.  As of March 31, 2014, the if-converted value exceeded the principal amount of the notes by $255 million.  Upon conversion, the principal amount of the converted notes would be payable in cash, and we would pay or deliver the conversion premium  (at our election) in: (i) cash; (ii) shares of Common stock; or (iii) a combination of cash and shares of Common stock.

As of April 29, 2014, our credit ratings on our senior unsecured debt were as follows:

	Senior	Short-Term
	Debt	Debt
Moody’s Investors Service	Ba2	NP
Standard & Poors	BB-	B
Fitch	BB	B

On March 12, 2014, Moody’s affirmed our senior unsecured rating and short-term rating of Ba2 and revised our Ratings Outlook from Stable to Negative following our February 2014 announcement that we were exploring a separation or sale of our fleet business, our mortgage business, or both businesses.  This revision reflects Moody’s concerns around the potential outcome of a separation or sale, including risks related to the businesses, in particular volatility and regulatory/legal risks inherent in the mortgage industry.  As of April 29, 2014, our Ratings Outlook from Standard & Poors was Negative and our Ratings Watch from Fitch was Evolving.

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

See further discussion at “Part I—Item 1A. Risk Factors—Risks Related to our Company—We are exploring ways to maximize shareholder value through the sale or separation of our fleet business, our mortgage business, or both such businesses.  There are inherent risks and uncertainties associated with pursuing such exploratory activities and/or consummating one or more such transactions.  These risks and uncertainties could have a material adverse impact on our businesses generally, including our client, employee, lender, vendor and counterparty relationships, as well as our results of operations, cash flows, liquidity or financial position., and Our senior unsecured long-term debt ratings are below investment grade and, as a result, we may be limited in our ability to obtain or renew financing on economically viable terms or at all.” in our 2013 Form 10-K.

Debt Covenants

Certain debt arrangements require the maintenance of certain financial ratios and contain other affirmative and negative covenants, termination events, and other restrictions, including, but not limited to, covenants relating to material adverse changes, consolidated net worth, liquidity, profitability, available borrowing capacity maintenance, restrictions on indebtedness of our Company and our material subsidiaries, mergers, liens, liquidations, sale and leaseback transactions, and restrictions on certain types of payments, including dividends and stock repurchases. Certain other debt arrangements, including the Fannie Mae committed facility, contain provisions that permit us or our counterparty to terminate the arrangement upon the occurrence of certain events.

There were no significant amendments to the terms of debt covenants during the three months ended March 31, 2014.  As of March 31, 2014, we were in compliance with all financial covenants related to our debt arrangements.

Under certain of our financing, servicing, hedging and related agreements and instruments, the lenders or trustees have the right to notify us if they believe we have breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure certain of such events of default. If we do not cure the events of default or obtain necessary waivers within the required time periods, the maturity of certain debt agreements could be accelerated and the ability to incur additional indebtedness could be restricted. In addition, an event of default or acceleration under certain agreements and instruments would trigger cross-default provisions under certain of our other agreements and instruments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have not been any significant changes to the critical accounting policies and estimates described under “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2013 Form 10-K.

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

We used March 31, 2014 market rates to perform a sensitivity analysis that measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.  The estimates assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of March 31, 2014 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets and liabilities:
Mortgage loans held for sale	$14	$9	$5	$(6)	$(12)	$(24)
Interest rate lock commitments(1)	28	19	11	(12)	(26)	(58)
Forward loan sale commitments(1)	(44)	(29)	(16)	17	36	74
Option contracts(1)	—	—	—	1	3	8
Total Mortgage pipeline	(2)	(1)	—	—	1	—
Mortgage servicing rights	(313)	(146)	(70)	65	123	219
Derivatives related to MSRs(1)	65	30	14	(12)	(23)	(42)
Total Mortgage servicing rights and related derivatives	(248)	(116)	(56)	53	100	177
Total mortgage assets and liabilities	(250)	(117)	(56)	53	101	177
Net investment in fleet leases	14	7	4	(4)	(7)	(14)
Interest rate contracts(1)	(2)	(1)	(1)	1	2	4
Debt	(48)	(24)	(12)	12	23	46
Total, net	$(286)	$(135)	$(65)	$62	$119	$213

(1)          Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

Equity Price Risk

We also have exposure to equity price risk associated with our convertible debt. As of March 31, 2014, Convertible notes included: (i) $250 million of 4.0% Convertible notes with a maturity date of September 1, 2014; and (ii) $250 million of 6.0% Convertible notes with a maturity date of June 15, 2017.

The Convertible notes due in 2014 contain a conversion feature which allows holders to convert all or any portion of the notes upon the occurrence of certain triggering events prior to March 1, 2014 or at any time on or after March 1, 2014 at a conversion price of $25.805 per share.  Upon conversion, the Convertible notes due 2014 may only be settled in cash.  In connection with the offering of the notes, we entered into hedging transactions which were intended to reduce the potential dilution of our common stock upon conversion and effectively raise the conversion price to $34.74 per share.  As of March 31, 2014, the Convertible notes due 2014 met the requirements for conversion and the amount that the if-converted value exceeded the principal amount of the notes was not material.

The Convertible notes due in 2017 contain a conversion feature which allows holders to convert all or any portion of the notes at any time on or after December 15, 2016 or prior to December 15, 2016 upon the occurrence of certain triggering events at a conversion price of $12.79 per share.  Upon conversion, we will pay the principal portion in cash and the conversion option in cash or shares or a combination of cash or shares, at our election.  As of March 31, 2014, the Convertible notes due 2017 met the requirements for conversion, and the if-converted value exceeded the principal amount of the notes by $255 million or 9.874 million shares of our Common stock.  A 10% increase in our stock price from the closing price as of March 31, 2014 results in an increase in the required premium of $51 million, or 0.880 million shares.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” in our 2013 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 2014.

PHH CORPORATION

By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer

By:	/s/ Robert B. Crowl
Robert B. Crowl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael R. Bogansky
Michael R. Bogansky
Senior Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

4.3	Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt not being registered.	Filed herewith.

10.1

Second Amendment to Credit Agreement, dated as of March 21, 2014, by and between PHH Vehicle Management Services, Inc., as borrower, the financial institutions party thereto, as lenders, and The Bank of Nova Scotia, as agent for the lenders.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 27, 2014.

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