Form 10-Q
period 2014-06-30
PHH CORP
filed 2014-08-05
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 29, 2014, 57,439,206 shares of PHH common stock were outstanding.

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

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could”. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements concerning the following:

¡    the execution of our strategic priorities, including re-engineering our mortgage business, executing our growth strategies, and executing our capital structure initiatives;

¡    other potential acquisitions, dispositions, partnerships, joint ventures and changes in product offerings to achieve disciplined growth in our franchise platforms and to optimize our mortgage business;

¡ our estimates related to the sale of the Fleet business, including the expected net proceeds and expected net gain on disposition;

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

Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part II—Item 1A. Risk Factors” in this Form 10-Q and those factors described below:

¡ our ability to successfully re-engineer our mortgage business, and implement changes to meet our operational and financial objectives;

¡ the impacts of actual amounts recognized in connection with the Fleet disposition, including post-closing purchase price adjustments and the final determination of income taxes;

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

¡    the effects of competition in our business, including the impact of consolidation within the industry in which we operate and competitors with greater financial resources and broader product lines;

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

¡    any failure to comply with covenants or asset eligibility requirements under our financing arrangements;

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

PHH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Mortgage fees	$59	$82	$106	$161
Gain on mortgage loans, net	80	197	131	384
Mortgage interest income	12	19	20	39
Mortgage interest expense	(35)	(48)	(73)	(96)
Mortgage net finance expense	(23)	(29)	(53)	(57)
Loan servicing income	110	88	225	196
Change in fair value of mortgage servicing rights	(52)	75	(131)	80
Net derivative gain (loss) related to mortgage servicing rights	20	(1)	26	(17)
Valuation adjustments related to mortgage servicing rights, net	(32)	74	(105)	63
Net loan servicing income	78	162	120	259
Other income	2	3	3	4
Net revenues	196	415	307	751
EXPENSES
Salaries and related expenses	112	140	216	276
Occupancy and other office expenses	12	13	25	25
Other depreciation and amortization	6	6	12	11
Other operating expenses	87	123	168	234
Total expenses	217	282	421	546
(Loss) income from continuing operations before income taxes	(21)	133	(114)	205
Income tax (benefit) expense	(12)	47	(45)	71
(Loss) income from continuing operations, net of tax	(9)	86	(69)	134
(Loss) income from discontinued operations, net of tax	(46)	16	(30)	32
Net (loss) income	(55)	102	(99)	166
Less: net income attributable to noncontrolling interest	4	12	2	24
Net (loss) income attributable to PHH Corporation	$(59)	$90	$(101)	$142
Basic (loss) earnings per share:
From continuing operations	$(0.23)	$1.30	$(1.23)	$1.92
From discontinued operations	(0.79)	0.28	(0.52)	0.56
Total attributable to PHH Corporation	$(1.02)	$1.58	$(1.75)	$2.48
Diluted (loss) earnings per share:
From continuing operations	$(0.23)	$1.15	$(1.23)	$1.68
From discontinued operations	(0.79)	0.25	(0.52)	0.50
Total attributable to PHH Corporation	$(1.02)	$1.40	$(1.75)	$2.18

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net (loss) income	$(55)	$102	$(99)	$166
Other comprehensive income (loss), net of tax:
Currency translation adjustment	7	(6)	—	(11)
Change in unrealized gains on available-for-sale securities, net	—	(1)	—	(1)
Total other comprehensive income (loss), net of tax	7	(7)	—	(12)
Total comprehensive (loss) income	(48)	95	(99)	154
Less: comprehensive income attributable to noncontrolling interest	4	12	2	24
Comprehensive (loss) income attributable to PHH Corporation	$(52)	$83	$(101)	$130

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$964	$1,126
Restricted cash	55	27
Mortgage loans held for sale	924	834
Accounts receivable, net	637	630
Mortgage servicing rights	1,187	1,279
Property and equipment, net	42	51
Other assets	435	450
Assets held for sale	4,694	4,456
Total assets (1)	$8,938	$8,853

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$574	$583
Debt	2,167	2,024
Deferred taxes	699	687
Other liabilities	100	150
Liabilities held for sale	3,798	3,719
Total liabilities (1)	7,338	7,163
Commitments and contingencies (Note 12)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 57,411,352 shares issued and outstanding at June 30, 2014; 57,265,517 shares issued and outstanding at December 31, 2013	1	1
Additional paid-in capital	1,151	1,142
Retained earnings	406	507
Accumulated other comprehensive income	16	16
Total PHH Corporation stockholders’ equity	1,574	1,666
Noncontrolling interest	26	24
Total equity	1,600	1,690
Total liabilities and equity	$8,938	$8,853

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

(Unaudited)

(In millions)

(1)

The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle the obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$73	$94
Restricted cash	23	3
Mortgage loans held for sale	459	318
Accounts receivable, net	181	7
Property and equipment, net	1	2
Other assets	13	7
Assets held for sale (Note 2)	3,940	3,853
Total assets	$4,690	$4,284

LIABILITIES
Accounts payable and accrued expenses	$18	$16
Debt	543	289
Other liabilities	14	12
Liabilities held for sale (Note 2)	3,529	3,471
Total liabilities	$4,104	$3,788

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In millions, except share data)

	PHH Corporation Stockholders’ Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Six Months Ended June 30, 2014
Balance at December 31, 2013	57,265,517	$1	$1,142	$507	$16	$24	$1,690
Total comprehensive (loss) income	—	—	—	(101)	—	2	(99)
Stock compensation expense	—	—	5	—	—	—	5
Stock issued under share-based payment plans	145,835	—	2	—	—	—	2
Recognition of deferred taxes related to Convertible notes	—	—	2	—	—	—	2
Balance at June 30, 2014	57,411,352	$1	$1,151	$406	$16	$26	$1,600

Six Months Ended June 30, 2013
Balance at December 31, 2012	56,975,991	$1	$1,127	$372	$26	$36	$1,562

Total comprehensive income (loss)	—	—	—	142	(12)	24	154
Distributions to noncontrolling interest	—	—	—	—	—	(35)	(35)
Stock compensation expense	—	—	4	—	—	—	4
Stock issued under share-based payment plans	129,660	—	—	—	—	—	—
Recognition of deferred taxes related to Convertible notes	—	—	2	—	—	—	2
Balance at June 30, 2013	57,105,651	$1	$1,133	$514	$14	$25	$1,687

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(99)	$166
Adjustments to reconcile Net (loss) income to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(46)	(145)
Net loss (gain) on mortgage servicing rights and related derivatives	105	(63)
Vehicle depreciation	596	607
Other depreciation and amortization	17	16
Origination of mortgage loans held for sale	(6,076)	(15,842)
Proceeds on sale of and payments from mortgage loans held for sale	6,100	16,611
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(95)	(379)
Deferred income tax expense	11	85
Other adjustments and changes in other assets and liabilities, net	13	193
Net cash provided by operating activities	526	1,249
Cash flows from investing activities:
Investment in vehicles	(850)	(924)
Proceeds on sale of investment vehicles	201	154
Net cash received (paid) on derivatives related to mortgage servicing rights	19	(19)
Proceeds on sale of mortgage servicing rights	10	—
Purchases of property and equipment	(8)	(17)
Increase in restricted cash	(87)	(48)
Purchases of restricted investments	—	(85)
Proceeds from sales and maturities of restricted investments	—	166
Other, net	6	2
Net cash used in investing activities	(709)	(771)
Cash flows from financing activities:
Proceeds from secured borrowings	9,494	25,675
Principal payments on secured borrowings	(9,304)	(25,885)
Issuances of common stock	2	1
Cash paid for debt issuance costs	(12)	(11)
Distributions to noncontrolling interest	—	(35)
Other, net	(4)	(5)
Net cash provided by (used in) financing activities	176	(260)
Effect of changes in exchange rates on Cash and cash equivalents	—	(3)
Net (decrease) increase in Cash and cash equivalents	(7)	215
Cash and cash equivalents at beginning of period	1,245	829
Less: Cash balance of discontinued operations at end of period	(274)	(94)
Cash and cash equivalents at end of period	$964	$950

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation

PHH Corporation and subsidiaries (collectively, “PHH” or the “Company”) is a leading provider of end to end mortgage solutions.  The Company operates in two business segments, Mortgage Production, which provides mortgage loan origination services and sells mortgage loans, and Mortgage Servicing, which performs servicing activities for originated and purchased loans, and acts as a sub-servicer.

In the second quarter of 2014, the Company signed a definitive agreement to sell its Fleet Management Services business and related fleet entities (collectively the “Fleet business”).  The results of the Fleet business are presented as discontinued operations in the Condensed Consolidated Statements of Operations, and have been excluded from continuing operations and segment results for all periods presented.  The assets and liabilities of the Fleet business are presented as Assets held for sale and Liabilities held for sale in the Condensed Consolidated Balance Sheets for all periods presented.  The cash flows and comprehensive income related to the Fleet business have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income, respectively, for all periods presented.  Amounts related to the Fleet business are excluded from the Notes to Condensed Consolidated Financial Statements unless otherwise noted.  See Note 2, “Discontinued Operations” for additional information. The sale of the Fleet business was completed effective on July 1, 2014 as discussed in Note 17, “Subsequent Events”.

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

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2013 Form 10-K.

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

Changes in Accounting Policies

Income Taxes. In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11,”Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  This update to the income tax guidance clarifies the diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This update requires the unrecognized tax benefit to be presented in the financial statements as a reduction to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a deferred tax asset or as a liability to the extent the entity cannot or does not intend to use the deferred tax asset for such purpose.  The Company adopted the new accounting guidance effective January 1, 2014 and applied the guidance prospectively to all unrecognized tax benefits that existed as of the effective date. The adoption of the guidance did not have a material impact on the Company’s financial statements.

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

Presentation and Disclosure of Discontinued Operations.  In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  Under the new guidance, only disposals of a component of an entity that represent a major strategic shift on an entity’s operations and financial results shall be reported in discontinued operations.  The guidance also requires the presentation as discontinued operation for an entity that, on acquisition, meets the criteria to be classified as held for sale.  In addition, the update expands disclosures for discontinued operations, requires new disclosures regarding disposals of an individually significant component of an entity that does not qualify for discontinued operations presentation and expands disclosures about an entity’s significant continuing involvement with a discontinued operation. The update requires the Company to apply the amendments prospectively to all disposals and classifications as held for sale of components of an entity and to all businesses that, on acquisition, are classified as held for sale within interim and annual periods beginning on or after December 15, 2014.  The Company did not elect to early adopt this guidance with respect to the disposal of the Fleet business.  The Company will evaluate the impact of this standard related to the accounting for future disposal transactions.

Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The objective of the guidance is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS.  The Amendment supersedes most current revenue recognition guidance, including industry-specific guidance. The Amendment also enhances disclosure requirements around revenue recognition and the related cash flows.  The guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim period and annual periods beginning after December 15, 2016.  Early adoption is not permitted.  The Company is currently evaluating the impact of adopting this new standard.

Transfers of Financial Assets.  In June 2014, the FASB issued limited amendments to ASC 860, “Transfers and Servicing” through the issuance of ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  The update requires entities to account for repurchase-to-maturity transactions as secured borrowings, and eliminates the accounting guidance on linked repurchase financing transactions.  In addition, the update expands disclosure requirements related to certain transfers of financial assets accounted for as financings and accounted for as sales.  This guidance is effective for the first interim and annual periods beginning after December 15, 2014.  Early adoption is not permitted.  The amendments are to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption.  The Company is currently evaluating the impact of adopting this new standard on its financial statements.

Share-Based Payments.  In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition, rather than being reflected in estimating the grant-date fair value of the award.  The amendments are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. Entities may apply the amendments in this update either

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

prospectively or retrospectively. The Company does not expect the adoption of this new standard to have an impact on its financial statements.

2. Discontinued Operations

On June 2, 2014, the Company entered into a definitive agreement with Element Financial Corporation in which Element agreed to purchase all of the issued and outstanding equity interests of the Fleet business for an aggregate purchase price of $1.4 billion.  The sale was completed effective on July 1, 2014 as discussed further in Note 17, “Subsequent Events”.

The results of discontinued operations are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Net revenues	$415	$407	$820	$801
Total expenses	406	382	789	752
Income before income taxes	9	25	31	49
Income tax expense related to discontinued operations	55	9	61	17
(Loss) income from discontinued operations, net of tax	$(46)	$16	$(30)	$32

Income tax expense related to discontinued operations for the three and six months ended June 30, 2014 both include expense of $52 million associated with the earnings of Canadian subsidiaries that were previously considered to be indefinitely invested.  Upon the classification of these entities as held for sale in the second quarter, the accumulated earnings are no longer deemed to be indefinitely invested and the Company must recognize expense related to the cumulative earnings of such Canadian subsidiaries.

Assets and liabilities classified as held for sale related to the Fleet business and consisted of the following:

	June 30,	December 31,
	2014	2013
	(In millions)
ASSETS
Cash	$274	$119
Restricted cash	266	207
Accounts receivable, net	352	351
Net investment in fleet leases	3,678	3,653
Property and equipment, net	24	24
Goodwill	25	25
Other assets	75	77
Total assets held for sale(1)(2)	$4,694	$4,456

LIABILITIES
Accounts payable and accrued expenses	$251	$223
Debt	3,534	3,481
Other liabilities	13	15
Total liabilities held for sale(1)	$3,798	$3,719

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

———————

(1)          Includes assets and liabilities of variable interest entities as follows:

	June 30,	December 31,
	2014	2013

	(In millions)
Chesapeake and D.L. Peterson Trust:
Total assets held for sale	$3,305	$3,202
Total liabilities held for sale	2,945	2,868

FLRT and PHH Lease Receivables LP:
Total assets held for sale	$635	$651
Total liabilities held for sale	584	603

(2)     As of June 30, 2014, includes Assets held as collateral related to vehicle asset-backed debt arrangements including Restricted cash of $261 million, Accounts receivable of $39 million and Net investment in fleet leases of $3,614 million

3.  Earnings Per Share

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions, except share and per share data)
(Loss) income from continuing operations, net of tax	$(9)	$86	$(69)	$134
Less: net income attributable to noncontrolling interest	4	12	2	24
Net (loss) income from continuing operations attributable to PHH Corporation	(13)	74	(71)	110
(Loss) income from discontinued operations, net of tax	(46)	16	(30)	32
Net (loss) income attributable to PHH Corporation	$(59)	$90	$(101)	$142

Weighted-average common shares outstanding — basic	57,637,910	57,320,953	57,591,158	57,285,088
Effect of potentially dilutive securities:
Share-based payment arrangements(1)	—	140,484	—	189,649
Conversion of debt securities	—	7,360,737	—	7,826,754
Weighted-average common shares outstanding — diluted	57,637,910	64,822,174	57,591,158	65,301,491

Basic (loss) earnings per share:
From continuing operations	$(0.23)	$1.30	$(1.23)	$1.92
From discontinued operations	(0.79)	0.28	(0.52)	0.56
Total attributable to PHH Corporation	$(1.02)	$1.58	$(1.75)	$2.48

Diluted (loss) earnings per share:
From continuing operations	$(0.23)	$1.15	$(1.23)	$1.68
From discontinued operations	(0.79)	0.25	(0.52)	0.50
Total attributable to PHH Corporation	$(1.02)	$1.40	$(1.75)	$2.18

———————

(1)     Represents incremental shares from restricted stock units and stock options.

The following table summarizes anti-dilutive securities excluded from the computation of dilutive shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Outstanding stock-based compensation awards(1)	2,119,350	1,109,118	2,119,350	650,818
Assumed conversion of debt securities	9,004,140	—	9,292,828	—

———————

(1)     For both the three and six months ended June 30, 2014, excludes 771,206 shares that are contingently issuable for which the contingency has not been met.

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

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the portfolio associated with loans subserviced for others.  The total servicing portfolio was $225.9 billion and $226.8 billion, as of June 30, 2014 and December 31, 2013, respectively.  Mortgage servicing rights (“MSRs”) recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

The Company has agreements to sell a portion of its newly-created Mortgage servicing rights to third parties, and the Company will have continuing involvement as subservicer.  During the six months ended June 30, 2014, sales with a fair value of $7 million were completed under the terms of these arrangements.  As of June 30, 2014, the Company had commitments to sell servicing rights related to $762 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans.  Under these arrangements, the Company also had commitments to sell servicing rights related to $1.2 billion of unpaid principal balance of mortgage loans (fair value of $13 million) that were included in the capitalized servicing portfolio as of June 30, 2014.

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Six Months Ended
	June 30,
	2014	2013
	(In millions)
Balance, beginning of period	$129,145	$140,381
Additions	4,428	13,438
Payoffs, sales and curtailments	(9,614)	(20,758)
Balance, end of period	$123,959	$133,061

The activity in capitalized MSRs consisted of:

	Six Months Ended
	June 30,
	2014	2013
	(In millions)
Balance, beginning of period	$1,279	$1,022
Additions	46	145
Sales	(7)	—
Changes in fair value due to:
Realization of expected cash flows	(74)	(157)
Changes in market inputs or assumptions used in the valuation model	(57)	237
Balance, end of period	$1,187	$1,247

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Servicing fees from capitalized portfolio	$90	$99	$182	$199
Late fees	3	4	8	9
Other ancillary servicing revenue	8	9	16	19

As of June 30, 2014 and December 31, 2013, the MSRs had a weighted-average life of 5.7 years and 6.5 years, respectively.  See Note 14, “Fair Value Measurements” for additional information regarding the valuation of MSRs.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Six Months Ended
	June 30,
	2014	2013
	(In millions)
Proceeds from new loan sales or securitizations	$4,578	$13,805
Servicing fees from capitalized portfolio(1)	182	199
Purchases of delinquent or foreclosed loans (2)	(22)	(37)
Servicing advances (3)	(1,013)	(562)
Repayment of servicing advances (3)	1,017	569

____________

(1)   Excludes late fees and other ancillary servicing revenue.

(2)   Excludes indemnification payments to investors and insurers of the related mortgage loans.

(3)   As of June 30, 2014 and December 31, 2013, outstanding servicing advance receivables of $558 million and $565 million, respectively, were included in Accounts receivable, net. The servicing advance cash flows above include advances and repayments related to the total loan servicing portfolio.

During the three and six months ended June 30, 2014, pre-tax gains of $73 million and $145 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gross notional amount of derivatives:

	June 30,	December 31,
	2014	2013
	(In millions)
Notional amounts:
Interest rate lock commitments	$1,698	$1,378
Forward delivery commitments	5,318	4,527
Option contracts	180	190
MSR-related agreements	2,255	860
Convertible note-related agreements(1)	—	—

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

The following tables presents the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	June 30, 2014

	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$11	$(11)	$—	$—
MSR-related agreements	23	—	(17)	6
Derivative assets subject to netting	34	(11)	(17)	6
Not subject to master netting arrangements:
Interest rate lock commitments	35	—	—	35
Forward delivery commitments	3	—	—	3
Convertible note-related agreements	1	—	—	1
Derivative assets not subject to netting	39	—	—	39
Total derivative assets	$73	$(11)	$(17)	$45

	Gross Liabilities	Offsetting Receivables	Cash Collateral Paid	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$25	$(11)	$(8)	$6
Not subject to master netting arrangements:
Forward delivery commitments	4	—	—	4
Convertible note-related agreements	1	—	—	1
Derivative liabilities not subject to netting	5	—	—	5
Total derivative liabilities	$30	$(11)	$(8)	$11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013

	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$22	$(13)	$(8)	$1
MSR-related agreements	4	(4)	—	—
Derivative assets subject to netting	26	(17)	(8)	1
Not subject to master netting arrangements:
Interest rate lock commitments	23	—	—	23
Forward delivery commitments	4	—	—	4
Option contracts	2	—	—	2
Convertible note-related agreements	16	—	—	16
Derivative assets not subject to netting	45	—	—	45
Total derivative assets	$71	$(17)	$(8)	$46

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$8	$(13)	$5	$—
MSR-related agreements	—	(4)	5	1
Derivative liabilities subject to netting	8	(17)	10	1
Not subject to master netting arrangements:
Interest rate lock commitments	1	—	—	1
Forward delivery commitments	2	—	—	2
Convertible note-related agreements	16	—	—	16
Derivative liabilities not subject to netting	19	—	—	19
Total derivative liabilities	$27	$(17)	$10	$20

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Gain on mortgage loans, net:
Interest rate lock commitments	$95	$67	$169	$269
Forward delivery commitments	(39)	185	(59)	239
Option contracts	(2)	20	(3)	18
Net derivative gain (loss) related to mortgage servicing rights:
MSR-related agreements	20	(1)	26	(17)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Other Assets

Other assets consisted of:

	June 30,	December 31,
	2014	2013
	(In millions)
Mortgage loans in foreclosure, net	$166	$172
Repurchase eligible loans(1)	77	94
Real estate owned, net	51	51
Derivatives	45	46
Equity method investments	35	37
Deferred financing costs	24	26
Other	37	24
Total	$435	$450

_____________

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

7.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	June 30,	December 31,
	2014	2013
	(In millions)
Subservicing advance liabilities	$324	$302
Accounts payable	88	98
Repurchase eligible loans	77	94
Accrued payroll and benefits	58	62
Accrued interest	25	26
Other	2	1
Total	$574	$583

8.  Other Liabilities

Other liabilities consisted of:

	June 30,	December 31,
	2014	2013
	(In millions)
Loan repurchase and indemnification liability	$70	$100
Derivatives	11	20
Pension and other post employment benefits liability	6	7
Capital lease obligation	3	7
Other	10	16
Total	$100	$150

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	June 30, 2014		December 31, 2013
		Wt. Avg-		Wt. Avg-
		Interest		Interest
	Balance	Rate(1)	Balance	Rate(1)
	(In millions)
Committed warehouse facilities	$783	2.1%	$709	2.1%
Uncommitted warehouse facilities	—	—%	—	—%
Servicing advance facility	126	2.7%	66	2.7%
Mortgage Asset-Backed Debt	909		775
Term notes	795	7.3%	795	7.3%
Convertible notes(2)	463	5.0%	454	5.0%
Unsecured credit facilities	—	—%	—	—%
Unsecured Debt	1,258		1,249
Total	$2,167		$2,024

____________

(1)       Represents the weighted-average stated interest rate of outstanding debt as of the respective date, which may be different from the effective rate due to the amortization of premiums, discounts and issuance costs.  Facilities are variable-rate, except for the Unsecured Term notes and Convertible notes which are fixed-rate.

(2)       Balance is net of unamortized discounts of $37 million and $46 million as of June 30, 2014 and December 31, 2013, respectively.  The effective interest rate of the Convertible notes is 13.1%, which includes the accretion of the discount and issuance costs.

Assets held as collateral that are not available to pay the Company’s general obligations as of June 30, 2014 consisted of:

		Servicing
	Warehouse	Advance
	Facilities	Facility
	(In millions)
Restricted cash	$6	$19
Accounts receivable	—	165
Mortgage loans held for sale (unpaid principal balance)	813	—
Total	$819	$184

The following table provides the contractual debt maturities as of June 30, 2014:

	Mortgage
	Asset-Backed	Unsecured
	Debt	Debt(1)	Total
	(In millions)
Within one year	$877	$250	$1,127
Between one and two years	25	170	195
Between two and three years	7	250	257
Between three and four years	—	—	—
Between four and five years	—	—	—
Thereafter	—	625	625
	$909	$1,295	$2,204

_____________

(1)              Maturities of convertible notes have been reflected based on the contractual maturity date.  Under certain circumstances prior to the contractual maturity date, the convertible notes may be converted. If this happens, the principal portion of the notes would be due in cash and the conversion premium, if any, may be settled in cash.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements. Available capacity under committed borrowing arrangements as of June 30, 2014 consisted of:

			Maximum
	Maximum	Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)
Mortgage Asset-Backed Debt:
Committed warehouse facilities	2,089	783	1,306
Servicing advance facility	155	126	29
Unsecured credit facilities(1)	305	—	305

(1)	On July 7, 2014, in order to facilitate the sale of the Fleet business, the Company voluntarily terminated the revolving credit facility which provided $300 million of aggregate commitments.

Capacity for Mortgage asset-backed debt shown above excludes $2.8 billion not drawn under uncommitted facilities.  See Note 14, “Fair Value Measurements,” for the measurement of the fair value of Debt.

Mortgage Asset-Backed Debt

On February 4, 2014, the committed mortgage repurchase facility with Wells Fargo Bank was extended to February 3, 2015, and the total committed capacity was reduced from $450 million to $350 million.

In the first quarter of 2014, PHH Servicer Advance Receivables Trust (“PSART”), a special purpose bankruptcy remote trust was formed for the purpose of issuing asset-backed notes secured by servicing advance receivables.   PSART was consolidated as a result of the determination that the Company is the primary beneficiary of the variable interest entity, as discussed in Note 15, “Variable Interest Entities”.  On March 10, 2014, PSART issued variable funding notes with an aggregate maximum principal amount of $130 million.  Upon closing, a portion of the proceeds were used to repay the outstanding balance of the Fannie Mae Servicing advance facility. The notes have a revolving period through March 9, 2015 and the final maturity of the notes is March 15, 2017.  On May 29, 2014, the PSART facility was increased by $25 million to provide a total aggregate maximum principal borrowing capacity of $155 million.

On June 20, 2014, the committed variable-rate mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital LLC were reduced by $100 million to $575 million and renewed for an additional year.  The expiration of the facility is based on a 364-day rolling term and may continue, at CSFB’s option, until the stated expiration of June 17, 2016.

On June 20, 2014, the Company extended the term of the $250 million of committed and $250 million of uncommitted capacity with The Royal Bank of Scotland plc to June 19, 2015.

Unsecured Debt

Convertible Notes

As of June 30, 2014, Convertible notes included: (i) $250 million of 4.0% Convertible notes with a maturity date of September 1, 2014; and (ii) $250 million of 6.0% Convertible notes with a maturity date of June 15, 2017.

Holders of the Convertible notes due 2014 may convert all or any portion at any time through the third business day immediately preceding their maturity on September 1, 2014.  As of June 30, 2014, no note holders have converted.  As of June 30, 2014, the ending share price did not reach the conversion price. The 2014 notes currently may only be settled in cash upon conversion because the Company has not sought shareholder approval, as required by the New York Stock Exchange, to allow for the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Holders of the Convertible notes due 2017 may convert all or any portion of the notes, at their option, prior to December 15, 2016 only upon the occurrence of certain triggering events related to (i) the price of the notes, (ii) the price of the Company’s Common stock, or (iii) upon the occurrence of specified corporate events.  Holders of the Convertible notes due 2017 may also convert all or any portion of the notes at any time, at their option from December 15, 2016 through the third scheduled trading day immediately preceding the maturity date. Upon conversion, the principal amount of the converted notes is payable in cash and the Company will pay or deliver (at its election): (i) cash; (ii) shares of the Company’s Common stock; or (iii) a combination of cash and shares of the Company’s Common stock; to settle amounts due if the conversion value exceeds the principal of the converted notes.   As of June 30, 2014, the if-converted value exceeded the principal amount of the notes by $199 million, and the notes met the requirements for conversion.

Term Notes

On July 7, 2014, the Company gave notice to the trustee of its intent to redeem the $170 million Senior Notes due 2016 as further described in Note 17, “Subsequent Events”.

Credit Facilities

On July 7, 2014, the Amended and Restated Credit Agreement which provided the Company with $300 million of aggregate commitments was voluntarily terminated as further described in Note 17, “Subsequent Events”.

Debt Covenants

Certain debt arrangements require the maintenance of certain financial ratios and contain other affirmative and negative covenants, termination events, and other restrictions, including, but not limited to, covenants relating to material adverse changes, consolidated net worth, liquidity, profitability, and available borrowing capacity maintenance, restrictions on indebtedness of the Company and its material subsidiaries, mergers, liens, liquidations, and restrictions on certain types of payments, including dividends and stock repurchases. Certain other debt arrangements, including the Fannie Mae committed facility, contain provisions that permit the Company or our counterparty to terminate the arrangement upon the occurrence of certain events.

As of June 30, 2014, the Company was in compliance with all financial covenants related to its debt arrangements.

In June and July 2014, all of the mortgage warehouse facilities were amended in order to facilitate the sale of the Fleet business as discussed in Note 2, “Discontinued Operations”.  Upon the completion of the disposal of the Fleet business, among other covenants, certain mortgage repurchase facilities require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of at least $1.0 billion; (ii) a ratio of indebtedness to tangible net worth no greater than 5.75 to 1; and (iii) a minimum of $1.0 billion in committed mortgage warehouse financing capacity excluding any mortgage warehouse capacity provided by GSEs and certain mortgage gestation facilities.  These covenants represent the most restrictive net worth, liquidity, and debt to equity covenants; however, certain other outstanding debt agreements contain liquidity and debt to equity covenants that are less restrictive.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.   Income Taxes

Interim income tax expense or benefit from continuing operations is recorded by applying a projected full-year effective income tax rate to the quarterly Income or loss before income taxes for results that are deemed to be reliably estimable. Certain results dependent on fair value adjustments of the Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable, and therefore, discrete year-to-date income tax provisions are recorded on those results.  See Note 2, “Discontinued Operations” for a discussion of the income tax provision related to the income or loss from discontinued operations.

The following table and discussion summarizes items that significantly impacted Income tax expense or benefit from continuing operations and increased (decreased) the effective tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
State and local income taxes, net of federal tax benefits	$(2)	$6	$(5)	$9
Noncontrolling interest	(2)	(4)	(1)	(9)

State and local income taxes, net of federal tax benefits. Represents the impact to the effective tax rate from the pre-tax income or loss as well as the mix of income or loss from the operations by entity and state income tax jurisdiction.  The effective state tax rate for the six months ended June 30, 2014 was consistent with 2013.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	June 30,	December 31,
	2014	2013
	(In millions)
Loan Servicing Portfolio Composition
Owned	$125,181	$130,494
Subserviced	100,721	96,343
Total	$225,902	$226,837
Conventional loans	$192,998	$191,916
Government loans	28,450	29,200
Home equity lines of credit	4,454	5,721
Total	$225,902	$226,837
Weighted-average interest rate	4.0%	4.0%

	June 30, 2014		December 31, 2013
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	2.36%	1.74%	2.43%	1.82%
60 days	0.74	0.56	0.83	0.62
90 or more days	0.97	0.76	1.08	0.90
Total	4.07%	3.06%	4.34%	3.34%
Foreclosure/real estate owned(2)	2.34%	2.19%	2.46%	2.36%

____________

(1)	Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)

As of June 30, 2014 and December 31, 2013, the total servicing portfolio included 22,759 and 24,892 of loans in foreclosure with an unpaid principal balance of $4.3 billion and $4.7 billion, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Six Months Ended
	June 30,
	2014	2013
	(In millions)
Balance, beginning of period	$142	$191
Realized losses	(34)	(37)
Increase (decrease) in reserves due to:
Changes in assumptions	(1)	26
New loan sales	3	11
Balance, end of period	$110	$191

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum exposure to representation and warranty provisions exceeds the amount of loans in the capitalized portfolio of $124.0 billion; however, the maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of June 30, 2014, $205 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 14% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of June 30, 2014 and December 31, 2013, liabilities for probable losses related to repurchase and indemnification obligations of $70 million and $100 million, respectively, are included in Other liabilities in the Condensed Consolidated Balance Sheets. The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate in defending against requests, estimated insurance claim proceeds and denials and estimated loss severities on repurchases and indemnifications.  The liability for loan repurchases and indemnifications does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries. While the Company uses the best information available in estimating the liability, actual experience can vary significantly from the assumptions as the estimation process is inherently uncertain.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of June 30, 2014, the estimated amount of reasonably possible losses in excess of the recorded liability was $25 million which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans.  The Company’s estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of our underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans in Foreclosure and Real Estate Owned

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
	2014	2013
	(In millions)
Mortgage loans in foreclosure(1)	$185	$192
Allowance for probable foreclosure losses	(19)	(20)
Mortgage loans in foreclosure, net	$166	$172
Real estate owned	$72	$73
Adjustment to value for real estate owned	(21)	(22)
Real estate owned, net	$51	$51

_________

(1)	Includes $121 million and $118 million of recoverable advances as of June 30, 2014 and December 31, 2013, respectively.

Mortgage Reinsurance

The Company no longer has exposure to consumer credit risk through reinsurance activities since the remaining contractual reinsurance agreement was terminated in the second quarter of 2013.  During the three and six months ended June 30, 2013, the termination resulted in a pre-tax loss of $21 million which was recorded in Loan servicing income in the Condensed Consolidated Statements of Operations.

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

Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible loss cannot be estimated for all matters.  For matters where the Company can estimate the range of losses, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $20 million as of June 30, 2014.

As of June 30, 2014, the Company’s recorded reserves associated with legal and regulatory contingencies were not material.  However, there can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves.  As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following are descriptions of the Company’s significant legal and regulatory matters, which may involve loss contingencies.

Contingencies Involving Mortgage Origination and Servicing Practices

PHH Mortgage Corporation, a wholly-owned subsidiary of the Company, is the defendant in a lawsuit initiated in 2012 in the Superior Court of California, Yuba County, by a borrower with a loan that has been serviced by the Company.  The lawsuit includes allegations of breach of contract, negligence and intentional misrepresentation.  In July 2014, the jury issued a verdict in favor of the borrower, awarding compensatory damages of approximately $0.5 million and punitive damages of $15.7 million, resulting in an exposure of $16.2 million.  The Company will seek further judicial review of the verdict, including filing a motion for judgment notwithstanding the verdict and a motion for a new trial.  The recorded liability for probable losses related to this matter as of June 30, 2014 was not significant.

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

The Company believes that it has complied with RESPA and other laws applicable to its former mortgage reinsurance activities, and is continuing to vigorously defend against the CFPB’s allegations.  Given the nature of this investigation and the related allegations, the Company cannot estimate the amount of loss or a range of possible losses, if any, and there can be no assurance that the ultimate resolution of this matter will not result in losses, which could be material to the Company’s results of operations, cash flows or financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

13.  Accumulated Other Comprehensive Income

The after-tax components of Accumulated other comprehensive income (loss) were as follows:

	June 30,	December 31,
	2014	2013
	(In millions)
Currency translation adjustment(1)	$22	$22
Pension adjustment, net of income tax benefit of $(4) and $(4)	(6)	(6)
Total	$16	$16

(1)   Currency translation adjustment relates to the operations of the Fleet business in Canada.  For the three and six months ended June 30, 2014, the tax impact for the reversal of the indefinitely invested undistributed earnings of foreign subsidiaries has been recorded in income tax expense related to discontinued operations .  For the three and six months ended June 30, 2014, tax expense for currency translation adjustments related to current period other comprehensive income was not significant.  See Note 2, “Discontinued Operations” for more information.

There were no amounts of Accumulated other comprehensive income (loss) attributable to noncontrolling interests as of June 30, 2014 and December 31, 2013, or during the respective periods.

There were no amounts reclassified out of Accumulated other comprehensive income (loss) during both the three and six months ended June 30, 2014.  In 2013, amounts reclassified out of Accumulated other comprehensive income (loss) related to realized gains and losses from the sale of available-for-sale securities were recorded within Other income in the Condensed Consolidated Statements of Operations.  During both the three and six months ended June 30, 2013, $1 million of realized gains and $1 million of realized losses from the sale of available-for-sale securities were recorded.

14.  Fair Value Measurements

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  For assets and liabilities measured at fair value, there has been no change in the valuation methodologies and classification pursuant to the valuation hierarchy during the six months ended June 30, 2014.  The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of June 30, 2014 or December 31, 2013.  Significant inputs to the measurement of fair value and further information on the assets and liabilities measured at fair value are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans Held for Sale. The following table reflects the difference between the carrying amounts of Mortgage loans held for sale (“MLHS”) measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	June 30, 2014		December 31, 2013
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$924	$12	$834	$12
Aggregate unpaid principal balance	920	17	837	17
Difference	$4	$(5)	$(3)	$(5)

The following table summarizes the components of Mortgage loans held for sale:

	June 30,	December 31,
	2014	2013
	(In millions)
First mortgages:
Conforming	$778	$737
Non-conforming	88	48
Total first mortgages	866	785
Second lien	5	5
Scratch and Dent	52	44
Other	1	—
Total	$924	$834

Mortgage Servicing Rights.  The following tables summarize certain information regarding the initial and ending capitalization rate of Mortgage Servicing Rights (“MSRs”):

	Six Months Ended
	June 30,
	2014	2013
Initial capitalization rate of additions to MSRs	1.04%	1.08%

	June 30,	December 31,
	2014	2013
Capitalization servicing rate	0.96%	0.99%
Capitalization servicing multiple	3.3	3.4
Weighted-average servicing fee (in basis points)	29	29

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	June 30,	December 31,
	2014	2013
Weighted-average prepayment speed (CPR)	11.4%	9.0%
Option adjusted spread, in basis points (OAS)	776	1,056
Weighted-average delinquency rate	5.6%	5.8%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	June 30, 2014
	Weighted-		Weighted-
	Average	Option	Average
	Prepayment	Adjusted	Delinquency
	Speed	Spread	Rate
	(In millions)
Impact on fair value of 10% adverse change	$(58)	$(51)	$(27)
Impact on fair value of 20% adverse change	(112)	(97)	(54)

These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

The effect of a variation in a particular assumption is calculated without changing any other assumption and the assumptions used in valuing the MSRs are independently aggregated. Although there are certain inter-relationships among the various key assumptions noted above, changes in one of the significant assumptions would not independently drive changes in the others.  The modeled prepayment speed assumptions are highly dependent upon interest rates, which drive borrowers’ propensity to refinance; however, there are other factors that can influence borrower refinance activity.  These factors include housing prices, the levels of home equity, underwriting standards and loan product characteristics.  The OAS is a component of the discount rate used to present value the cash flows of the MSR asset and represents the spread over a base interest rate that equates the present value of cash flows of an asset to the market price of that asset.  The weighted average delinquency rate is based on the current and projected credit characteristics of the capitalized servicing portfolio and is dependent on economic conditions, home equity and delinquency and default patterns.

Derivative Instruments. The average pullthrough percentage used in measuring the fair value of Interest rate lock commitment’s (“IRLCs”) as of June 30, 2014 and December 31, 2013 was 72% and 77%, respectively. The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis were included in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2014
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$867	$57	$—	$924
Mortgage servicing rights	—	—	1,187	—	1,187
Other assets—Derivative assets:
Interest rate lock commitments	—	—	35	—	35
Forward delivery commitments	—	14	—	(11)	3
MSR-related agreements	—	23	—	(17)	6
Convertible note-related agreements	—	—	1	—	1
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$29	$—	$(19)	$10
Convertible note-related agreements	—	—	1	—	1

	December 31, 2013
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$785	$49	$—	$834
Mortgage servicing rights	—	—	1,279	—	1,279
Other assets—Derivative assets:
Interest rate lock commitments	—	—	23	—	23
Forward delivery commitments	—	26	—	(21)	5
Option contracts	—	2	—	—	2
MSR-related agreements	—	4	—	(4)	—
Convertible note-related agreements	—	—	16	—	16
LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$1	$—	$1
Forward delivery commitments	—	10	—	(8)	2
MSR-related agreements	—	—	—	1	1
Convertible note-related agreements	—	—	16	—	16

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
			IRLCs,			IRLCs,
	MLHS	MSRs	net	MLHS	MSRs	net
	(In millions)
Balance, beginning of period	$49	$1,224	$20	$56	$1,101	$113
Realized and unrealized (losses) gains	—	(52)	95	(6)	75	67
Purchases	14	—	—	31	—	—
Issuances	1	21	—	—	71	—
Settlements	(5)	(6)	(80)	(26)	—	(191)
Transfers into Level Three	8	—	—	11	—	—
Transfers out of Level Three	(10)	—	—	(11)	—	—
Balance, end of period	$57	$1,187	$35	$55	$1,247	$(11)

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
			IRLCs,			IRLCs,
	MLHS	MSRs	net	MLHS	MSRs	net
	(In millions)
Balance, beginning of period	$49	$1,279	$22	$64	$1,022	$139
Realized and unrealized (losses) gains	(3)	(131)	169	(12)	80	269
Purchases	30	—	—	56	—	—
Issuances	2	46	—	—	145	—
Settlements	(18)	(7)	(156)	(56)	—	(419)
Transfers into Level Three	14	—	—	25	—	—
Transfers out of Level Three	(17)	—	—	(22)	—	—
Balance, end of period	$57	$1,187	$35	$55	$1,247	$(11)

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

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Gain on mortgage loans, net:
Mortgage loans held for sale	$(1)	$(7)	$(5)	$(15)
Interest rate lock commitments	95	67	169	269
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	(52)	75	(131)	80
Mortgage interest income:
Mortgage loans held for sale	1	1	2	3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unrealized gains (losses) included in the Condensed Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Gain on mortgage loans, net	$29	$(23)	$25	$(22)
Change in fair value of mortgage servicing rights	(12)	155	(57)	237

Fair Value of Other Financial Instruments

As of June 30, 2014 and December 31, 2013, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Total PHH Corporation stockholders’ equity. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents and Restricted cash, the carrying value approximates fair value due to the short-term nature of such instruments.  These financial instruments are classified within Level One of the valuation hierarchy.

Debt.  As of June 30, 2014 and December 31, 2013, the total fair value of Debt was $2.5 billion and $2.4 billion, respectively, and substantially all of the debt is measured using Level Two inputs. As of June 30, 2014, the fair value of Level Two Debt was estimated using the following valuation techniques: (i) $1.6 billion was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; and (ii) $0.9 billion was measured using observable spreads and terms for recent pricing of similar instruments.

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

In the first quarter of 2014, PSART entered into an agreement to issue asset-backed notes as further discussed in Note 9, “Debt and Borrowing Arrangements”.  Certain capital transactions are executed between the Company and the Depositor whereby subsidiaries of the Company contribute receivables to the Depositor and receive distributions upon the issuance of notes or leveraging of note series.  During the six months ended June 30, 2014, the Company and its subsidiaries contributed Accounts receivable of $397 million to the Depositor, and received distributions of $336 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities of significant consolidated variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2014		December 31, 2013
		Servicing
		Advance
	PHH Home	Receivables	PHH Home
	Loans	Trust	Loans
	(In millions)
ASSETS
Cash	$69	$—	$91
Restricted cash	4	19	3
Mortgage loans held for sale	459	—	308
Accounts receivable, net	16	165	7
Property and equipment, net	1	—	2
Other assets	11	2	7
Total assets	$560	$186	$418
Assets held as collateral(1)	$437	$184	$300
LIABILITIES
Accounts payable and accrued expenses	$17	$1	$15
Debt	417	126	280
Other liabilities	13	—	11
Total liabilities(2)	$447	$127	$306

_____________

(1)             Represents amounts not available to pay the Company’s general obligations.  See Note 9, “Debt and Borrowing Arrangements” for further information.

(2)             Excludes intercompany payables.

16.  Segment Information

Operations are conducted through the following two reportable segments:

¡                 Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

¡                 Mortgage Servicing — performs servicing activities for originated and purchased loans.

In the second quarter of 2014, the Company signed a definitive agreement to sell its Fleet business; therefore Fleet Management Services is no longer a reportable segment and is presented as discontinued operations.  The results of the Fleet business have been excluded from continuing operations and segment results for all periods presented.  See Note 2, “Discontinued Operations” for additional information.

The heading Other includes certain income and expenses that are not allocated back to the two reportable segments and certain general corporate overhead expenses that were previously allocated to the Fleet business.  The Company’s continuing operations are located in the U.S.

Management evaluates the operating results of each of the reportable segments based upon Net revenues and Segment profit or loss, which is presented as the Income or loss from continuing operations before income tax expense or benefit and after Net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy Corporation’s noncontrolling interest in the profit or loss of PHH Home Loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment results were as follows:

	Total Assets
	June 30,	December 31,
	2014	2013
	(In millions)
Mortgage Production segment	$1,231	$1,127
Mortgage Servicing segment	2,112	2,219
Assets related to discontinued operations	4,694	4,456
Other	901	1,051
Total	$8,938	$8,853

	Net Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Mortgage Production segment	$129	$265	$211	$517
Mortgage Servicing segment	67	150	96	234
Total	$196	$415	$307	$751

	Segment Profit (Loss)(1)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Mortgage Production segment	$(27)	$44	$(87)	$89
Mortgage Servicing segment	10	81	(19)	98
Other	(8)	(4)	(10)	(6)
Total	$(25)	$121	$(116)	$181

_____________

(1)             The following is a reconciliation of Income or loss from continuing operations before income taxes to Segment profit or loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
(Loss) income from continuing operations before income taxes	$(21)	$133	$(114)	$205
Less: net income attributable to noncontrolling interest	4	12	2	24
Segment (loss) profit	$(25)	$121	$(116)	$181

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.  Subsequent Events

Completed Disposition of Business

Effective on July 1, 2014, the Company completed the sale of the Fleet business to certain wholly owned subsidiaries of Element Financial Corporation, as discussed in Note 2, “Discontinued Operations”.  The Company sold all of the issued and outstanding equity interests of the Fleet Business to Element for an aggregate purchase price of $1.4 billion which may be increased or decreased based upon certain post-closing adjustments set forth in the Stock Purchase Agreement.

Termination of Credit Facility

On July 7, 2014, in order to facilitate the closing of the sale of the Fleet Business described above, the unsecured revolving credit facility, which provided the Company with $300 million of aggregate commitments, was voluntarily terminated.

Early Retirement of Debt

On July 7, 2014, the Company gave notice to the trustee of our intent to redeem the $170 million total aggregate principal outstanding of the Senior Notes due 2016.  The applicable redemption date of the notes is August 7, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”, “Part II—Item 1A. Risk Factors” and our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Part I—Item 1. Business”,”Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in our 2013 Form 10-K.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in sections as follows:

▪         Overview

▪         Results of Operations

▪         Risk Management

▪         Liquidity and Capital Resources

▪         Critical Accounting Policies and Estimates

▪         Recently Issued Accounting Pronouncements

OVERVIEW

We are a leading outsource provider of mortgage services. We conduct our business through two reportable segments: Mortgage Production and Mortgage Servicing. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage. Our Mortgage Servicing segment services mortgage loans originated by PHH Mortgage and acts as a subservicer for certain clients that own the underlying servicing rights.

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

As a result of our definitive agreement to sell our Fleet business, which closed effective on July 1, 2014, Fleet Management Services is no longer a reportable segment, and the results and operations of the Fleet business and transaction-related amounts are included within (Loss) income from discontinued operations, net of tax and Assets and Liabilities held for sale for all periods presented.  See further discussion in “—Results of Operations—Discontinued Operations”.

Executive Summary

Financial Performance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions, except per share data)
Net revenues	$196	$415	$307	$751
Total expenses	217	282	421	546
(Loss) income from continuing operations, net of tax	(9)	86	(69)	134

(Loss) earnings per share from continuing operations:
Basic	$(0.23)	$1.30	$(1.23)	$1.92
Diluted	(0.23)	1.15	(1.23)	1.68

Our financial results from continuing operations for the second quarter of 2014 reflect the challenging mortgage industry environment, including declines in industry origination volumes, margin compression, increased competition and a higher regulatory focus.

Net revenues of our Mortgage Production segment declined $136 million (51%) from the second quarter of 2013, reflecting a 35% decline in applications, a 62% decline in IRLCs and a 75 bps (22%) decrease in total loan margins.  Total closings also declined by 37% compared to the second quarter of 2013, primarily driven by a 62% decline in refinance closings, consistent with the relative interest rate environments and industry demand.  Our actions taken in the second half of 2013 and first quarter of 2014 to reduce staffing levels in our Mortgage Production segment in response to expected client and industry demand have resulted in salary expense reductions in production and overhead functions.  Despite the cost reduction efforts, the results of our Mortgage Production segment still reflected the industry-wide reductions in mortgage loan originations.  As a result, the Mortgage Production segment recorded a $27 million Segment loss in the second quarter of 2014, compared to Segment profit of $44 million in the second quarter of 2013.

As discussed further below under “—Mortgage Re-Engineering” we are working towards further adjustments to our direct operating expense and staffing levels to match expected mortgage volumes and to re-engineer our support infrastructure to operate as a stand-alone mortgage business.  We expect a highly challenging mortgage industry environment to continue throughout 2014.  If the current mortgage market conditions and interest rate levels persist, our Mortgage Production segment will likely continue to be unprofitable and cash consumptive for the second half of 2014.

We are continuing to experience favorable trends in mortgage loan repurchase and indemnification requests.  During the second quarter of 2014, repurchase requests for pre-2009 origination years were minimal as the Agencies substantially completed their file reviews for these originations years by the end of 2013.  We also experienced a continued downward trend in new repurchase requests for more recent origination years (2009 to 2012) in the second quarter of 2014.  As a result, we recorded a $1 million benefit for repurchase and foreclosure-related charges in the second quarter of 2014, compared to $11 million of charges for the second quarter of 2013.  See “—Risk Management” for additional information regarding our loan repurchase obligations and potential exposure.

Net revenues of our Servicing segment declined $83 million (55%) from the second quarter of 2013, reflecting the change in mortgage interest rates that led to market-related changes in value of our mortgage servicing rights.  During the second quarter of 2014, we recorded $12 million of unfavorable market-related changes in value of our mortgage servicing rights from a 29 basis point decrease in the primary rate used to value our MSR asset, compared to favorable changes of $155 million for the second quarter of 2013 from a 76 bps increase in rate.

Operating and Capital Strategy

We completed the sale of the Fleet business effective on July 1, 2014 for cash consideration of $1.4 billion, and expect to realize net proceeds of $821 million (estimated, and subject to certain post closing purchase price adjustments and the final determination of income taxes).  The net proceeds from the sale have increased our excess cash above key cash requirements and we intend to utilize excess cash after the completion of the sale by returning capital to shareholders, reducing our unsecured debt, re-engineering the company as a stand-alone mortgage business, and growing the business.  See “—Liquidity and Capital Resources” for further discussion outlining our unrestricted cash, cash requirements and excess cash amounts.

Return of Capital to Shareholders

Our Board of Directors has authorized up to $450 million in share repurchases.  In the third quarter of 2014, we expect to commence a $200 million accelerated stock repurchase (ASR) program.  We further expect that the ASR will be followed by up to $250 million in open market purchases in the twelve months following the ASR, subject to market conditions and satisfaction of the other requirements of the program.

Accelerate Reduction of Unsecured Debt

Our strategic vision for PHH is a more capital-light, fee-based business with greater scale, operational efficiency and capital efficiency.  On July 7 2014, we gave notice to the trustee of our intention to redeem the outstanding principal of the Senior Notes due 2016 on August 7, 2014. We anticipate this transaction will require approximately $200 million in cash.

We will be further reducing our unsecured debt upon the retirement of our 2014 Convertible notes at maturity in September 2014.  These actions are consistent with our objectives for unsecured debt for a stand-alone mortgage business, namely:

▪      Lowering our debt to our target levels of $750 million to $1.0 billion;

▪      Reducing our cost of debt; and

▪      Extending the maturity ladder of our unsecured debt.

After completing the repayment of the Senior Notes due 2016 and the 2014 Convertible Notes, our next unsecured debt maturity will not be until 2017.

Mortgage Re-Engineering

We intend to deploy up to $200 million to re-engineer our operations and support infrastructure for a stand-alone mortgage business in a lower volume, home purchase driven mortgage market.  While we have reduced our Total expenses by $125 million, or 23%, in the six months ended June 30, 2014 as compared to the same period of the prior year, mortgage industry origination volume for the full year is projected to be down 41% from 2013 levels according to Fannie Mae’s July 2014 Economic and Housing Outlook.

We are targeting our direct operating expense and staffing levels to match expected mortgage origination volumes.  Additionally, we will be focusing on consolidating our support infrastructure to operate as a stand-alone mortgage business, and restructuring our private label business model to meet our operational and financial objectives and those of our clients. We expect the benefits of our re-engineering efforts to be phased in during the first half of 2015 and be fully realized on an annualized basis by mid-to-late 2015.

In our discussions thus far with respect to the private label agreements, we have not been able to achieve all of the pricing adjustments necessary to meet our financial objectives.  However, both we and our Private Label clients have an interest in updating these contracts prior to their renewal dates to ensure these programs support our respective business objectives.  We remain cautiously optimistic that these contracts can be restructured or renewed on mutually beneficial terms.  The timing to complete this process, however, remains uncertain due to the complexity of these contracts and our desire to build a differentiated model that has the flexibility to adapt to future market changes.  We believe the end result of these negotiations should be a stronger business model with better economics and an improved value proposition for our PLS clients.  For more information, see “Part II—Item 1A. Risk Factors—Risks Related to our Company— The profitability of our Mortgage Production segment has been adversely affected by the increased mix of fee-based closings originated under our existing private label client contracts.  We are currently evaluating a number of alternatives to restructure these contracts to improve the economics of the underlying contractual relationships; however, there can be no assurances that we will be successful in these efforts.” in this Form 10-Q.

Growth Initiatives

We intend to invest up to $150 million in growth initiatives to enhance scale and profitability and diversify our revenue streams across Mortgage Production and Servicing.  We will be focused on expanding our target market within the existing private label client base and growing our origination volume through outsourcing opportunities with regional and community banks and credit unions.  We believe that we can grow our share in the home purchase market through improved capture rates and additional investments in the Real Estate channel.  We will also be focused on increasing our servicing portfolio in connection with growing our origination volume.  We will evaluate selective inorganic growth investments to leverage our fixed-cost infrastructure to expand our retail mortgage market presence and grow our servicing portfolio.

For more information, see “Part II—Item 1A. Risk Factors—Risks Related to our Company— We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, including our initiatives to re-engineer and grow our mortgage business. “ in this Form 10-Q.

Legal and Regulatory Environment

Consistent with other companies in the mortgage industry, we have experienced inquiries, examinations and requests for information from regulators and attorneys general of certain states as well as various government agencies.  In addition, we are working diligently in assessing and understanding the implications of the developments in the regulatory environment, and we are devoting substantial resources towards implementing all of the new rules and responding to inquiries, examinations, and proceedings, while meeting the needs and expectations of our clients. We expect the higher legislative and regulatory focus on mortgage origination and servicing practices to continue to result in higher legal, compliance, and servicing related costs, potential regulatory fines and penalties, and we could experience an increase in mortgage origination or servicing related litigation in the future.  Although our probable losses, payments and costs related to these matters have not been material to date, the ultimate resolution of any particular matter could be material to our results of operations or cash flows for the period in which such matter is resolved.  For more information, see “Part II—Item 1A. Risk Factors—Risks Related to Our Company—Our Mortgage businesses are complex and heavily regulated, and the full impact of regulatory developments to our businesses remains uncertain. In addition, we are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, and increased costs that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation.” in this Form 10-Q and Note 12, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

In January 2014, the CFPB initiated an administrative proceeding alleging that our reinsurance activities have violated certain provisions of the Real Estate Settlement Procedures Act.  We believe that we have complied with the Real Estate Settlement Procedures Act and other laws applicable to our former mortgage reinsurance activities, and are continuing to vigorously defend against the CFPB’s allegations.  We cannot estimate the amount of loss or a range of possible losses, if any, associated with this matter, and there can be no assurance that the ultimate resolution of this matter will not result in losses, fines or penalties which could be material to our results of operations, cash flows or financial position.

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

In connection with the sale of the Fleet business, which became effective on July 1, 2014, we have indemnified Element against certain liabilities that may arise in connection with the transaction and business activities prior to the completion of the transaction. The term of these indemnifications, which generally pertain to breaches by us of our representations and warranties or our covenants under the purchase agreement, is generally through March 31, 2016, except that the term of our indemnifications for breaches of certain fundamental representations and warranties or its covenants or excluded liabilities is generally through the expiration of the applicable statute of limitations or, with respect to covenants to be performed after closing, the date performance is fulfilled or completed. Due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss, and no specific recourse provisions exist.

RESULTS OF OPERATIONS

Continuing Operations

The following tables present our consolidated results of operations from continuing operations and segment profit or loss for our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions, except per share data)
Mortgage fees	$59	$82	$106	$161
Gain on mortgage loans, net	80	197	131	384
Mortgage net finance expense	(23)	(29)	(53)	(57)
Loan servicing income	110	88	225	196
Valuation adjustments related to mortgage servicing rights, net	(32)	74	(105)	63
Other income	2	3	3	4
Net revenues	196	415	307	751
Total expenses	217	282	421	546
(Loss) income from continuing operations before income taxes	(21)	133	(114)	205
Income tax (benefit) expense	(12)	47	(45)	71
(Loss) income from continuing operations, net of tax	(9)	86	(69)	134
Less: net income attributable to noncontrolling interest	4	12	2	24
Net (loss) income from continuing operations attributable to PHH Corporation	$(13)	$74	$(71)	$110
(Loss) earnings per share from continuing operations:
Basic	$(0.23)	$1.30	$(1.23)	$1.92
Diluted	$(0.23)	$1.15	$(1.23)	$1.68

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Segment (Loss) Profit:(1)
Mortgage Production segment	$(27)	$44	$(87)	$89
Mortgage Servicing segment	10	81	(19)	98
Other(2)	(8)	(4)	(10)	(6)

(1)        Segment profit (loss) is described in Note 16, “Segment Information”, in the accompanying Notes to Condensed Consolidated Financial Statements.

(2)        Includes certain income and expenses that are not allocated back to our reportable segments and certain general corporate overhead expenses that were previously allocated to the Fleet business.  See “—Other” for more information.

The results of operations for reportable segments are reported on a pre-tax basis and are discussed in more detail in the following sections.  We record our interim tax provision or benefit from continuing operations by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable.  Certain results dependent on fair value adjustments are considered to not be reliably estimable, and therefore we record discrete year-to-date income tax provisions on those results.  Our effective income tax rate for the six months ended June 30, 2014 and 2013 was (39.3)% and 34.6%, respectively.  See Note 10, “Income Taxes” in the accompanying Notes to Condensed Consolidated Financial Statements for further information.

Discontinued Operations

On June 2, 2014, we entered into a Stock Purchase Agreement to sell all of the issued and outstanding equity interests of our Fleet Management Services business (“Fleet business”).  The Fleet business was focused on providing commercial fleet management services to corporate clients and government agencies throughout the U.S. and Canada which included vehicle maintenance, accident management, driver safety training and fuel card programs.

The transaction closed effective on July 1, 2014, and we estimate a net gain on the disposition of $243 million will be recognized, which includes both transaction-related costs and related income taxes.  The estimated gain of $243 million is based on March 31, 2014 Balance sheets, and is subject to post-closing adjustments and final determination of income taxes.  Income tax expense related to discontinued operations for the second quarter and six months ended June 30, 2014 includes approximately $52 million of discrete items (as described below) included in the estimate of net gain on disposition.  The remaining gain on disposition will be recognized in the third quarter of 2014 as the net proceeds received less the net assets disposed of and related tax amounts.

As a result of the sale of the Fleet business, Fleet Management Services is no longer a reportable segment, and the results of the Fleet business and transaction-related amounts are included within (Loss) income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and have been excluded from continuing operations and segment results for all periods presented.  Assets and liabilities to be disposed of with the Fleet business are presented as Assets held for sale and Liabilities held for sale in the Condensed Consolidated Balance Sheets as of each period presented.

The following table summarizes (Loss) income from discontinued operations, net of tax which includes the results of the Fleet business and transaction-related amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions, except per share data)
Net revenues	$415	$407	$820	$801
Total expenses	406	382	789	752
Income before income taxes	9	25	31	49
Income tax expense related to discontinued operations	55	9	61	17
(Loss) income from discontinued operations, net of tax	$(46)	$16	$(30)	$32
(Loss) earnings per share from discontinued operations:
Basic	$(0.79)	$0.28	$(0.52)	$0.56
Diluted	$(0.79)	$0.25	$(0.52)	$0.50

Total expenses related to discontinued operations includes transaction-related costs associated with the sale which were $15 million and $16 million during the second quarter and six months ended June 30, 2014, respectively.

Income tax expense related to discontinued operations for the second quarter and six months ended June 30, 2014 includes provisions for earnings of our Canadian subsidiaries included in the Fleet business that were previously considered to be indefinitely invested.  Upon the classification of the Fleet business as held for sale, the accumulated earnings are no longer deemed to indefinitely invested and we recognized the tax expense related to the cumulative earnings of such Canadian subsidiaries.  See Note 2, “Discontinued Operations” in the accompanying Condensed Consolidated Financial Statements for additional information.

Mortgage Production Segment

The current interest rate environment has continued to negatively affect loan margins and origination volumes. A variety of other factors have also continued to affect the industry, including an increasingly complex regulatory compliance environment and changes to mortgage backed security programs, including increases in guarantee fees.  Future conforming origination volumes and loan margins may be negatively impacted by higher interest rates and increases in guarantee fees.

During the first half of 2014, the origination environment has continued to trend towards a lower volume, home purchase driven mortgage market. According to Fannie Mae’s July 2014 Economic and Housing Outlook, the industry experienced a 50% decline in total loan originations during the six months ended June 30, 2014 compared to the prior year driven largely by a 68% decrease in refinancing activity. On a full year basis, Fannie Mae is forecasting industry loan originations for 2014 to decline to $1.1 trillion compared to $1.9 trillion during 2013, consisting of a 64% decline in refinancing originations and a 5% decrease in purchase closings.

Our refinance closings were down 62% during the six months ended June 30, 2014 compared to the prior year which was driven by lower overall consumer demand from relatively higher interest rates and a 72% decline in HARP closings.  During the second quarter of 2014, interest rates retreated back from the recent elevated levels; however, we did not see a corresponding increase in our refinance application activity as the decline in rates did not generate refinance incentive to the borrowers.  While Fannie Mae is projecting purchase closings to be down 10% during the six months of June 30, 2014 compared to the six months of June 30, 2013, our purchase closings increased by 10% during the same period.  Despite our increase in purchase closings (based on unpaid principal balance), our results of operations were negatively impacted by a 6% decline in the number of purchase closing units.

During 2013, we observed a shift in the mix of our originations to a greater percentage of fee-based closings which has continued into the first half of 2014.  Fee-based closings generally consist of higher average loan amounts than saleable closings and are impacted by the mortgage product and loan programs our PLS clients market to their customers, as well as the amount of mortgage loans our clients want to retain on their balance sheets.  Fee-based closings represented 65% and 44% of our total origination volume during the six months ended June 30, 2014 and 2013, respectively.  See “Part II—Item 1A. Risk Factors—Risks Related to Our Company—The profitability of our Mortgage Production segment has been adversely affected by the increased mix of fee-based closings originated under our existing private label client contracts.  We are currently evaluating a number of alternatives to restructure these contracts to improve the economics of the underlying contractual relationships; however, there can be no assurances that we will be successful in these efforts.” in this Form 10-Q for more information.

Segment Metrics:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	($ In millions)
Loans closed to be sold	$3,292	$7,897	$5,901	$15,744
Fee-based closings	6,002	6,874	10,777	12,346
Total closings	$9,294	$14,771	$16,678	$28,090
Purchase closings	$5,732	$5,344	$9,322	$8,483
Refinance closings	3,562	9,427	7,356	19,607
Total closings	$9,294	$14,771	$16,678	$28,090
Retail closings - PLS	$6,587	$9,503	$12,007	$18,013
Retail closings - Real Estate	2,397	3,877	3,953	6,908
Total retail closings	8,984	13,380	15,960	24,921
Wholesale/correspondent closings	310	1,391	718	3,169
Total closings	$9,294	$14,771	$16,678	$28,090
Retail - PLS (in units)	13,598	24,976	25,620	48,902
Retail - Real Estate (in units)	9,520	15,703	16,272	27,979
Total retail	23,118	40,679	41,892	76,881
Wholesale/correspondent (in units)	1,455	6,131	3,118	14,082
Total closings (in units)	24,573	46,810	45,010	90,963
Loans sold	$3,053	$7,989	$5,976	$16,222
Applications	$12,846	$19,704	$23,215	$35,869
IRLCs expected to close	$2,060	$5,386	$3,810	$10,341
Total loan margin (in basis points)	273	348	281	359

Segment Results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Mortgage fees	$59	$82	$106	$161
Gain on mortgage loans, net	80	197	131	384
Mortgage interest income	11	16	18	35
Mortgage interest expense	(23)	(33)	(47)	(67)
Mortgage net finance expense	(12)	(17)	(29)	(32)
Other income	2	3	3	4
Net revenues	129	265	211	517
Salaries and related expenses	80	113	157	223
Occupancy and other office expenses	7	9	15	17
Other depreciation and amortization	3	3	6	6
Other operating expenses	62	84	118	158
Total expenses	152	209	296	404
(Loss) income before income taxes	(23)	56	(85)	113
Less: net income attributable to noncontrolling interest	4	12	2	24
Segment (loss) profit	$(27)	$44	$(87)	$89

Quarterly Comparison:  Mortgage Production segment loss was $27 million during 2014, compared to a segment profit of $44 million during the prior year quarter.  Net revenues decreased to $129 million, down $136 million, or 51%, compared with the second quarter of 2013 driven by lower refinance activity, an increased mix of fee-based closings and lower loan margins and economic hedge results.  Total expenses decreased to $152 million, down $57 million, or 27%, compared with the prior year quarter primarily driven by a decline in origination volumes which resulted in lower salaries and related expenses and production direct expenses.  Total expenses compared to the second quarter of 2013 also included a decrease in operating costs related to customer service and outsourcing fees.

Net revenues.  Mortgage fees decreased to $59 million, down $23 million, or 28%, from the prior year quarter.  A 43% decline in total retail closing units from lower refinance closings contributed to a $14 million decrease in application fees, appraisal income and other underwriting income.  In addition, we experienced a $7 million decrease in origination assistance fees from our PLS channel resulting from a 46% decline in PLS closing units compared to the prior year quarter.  Gain on mortgage loans, net was $117 million lower compared to the prior year quarter driven by a $98 million decline in gain on loans related to a 62% decrease in IRLCs expected to close and a 75 basis points decline in average total loan margins, coupled with a $27 million decrease in economic hedge results.  Consistent with our expectations, the decrease in IRLCs expected to close and average total loan margins was attributable to lower consumer demand for refinancing activity and an increased mix of fee-based production (where we do not enter into an IRLC).  The decline in economic hedge results compared to the second quarter of 2013 was primarily attributable to a lower impact from pullthrough assumptions associated with a decrease in the average outstanding balance of IRLCs expected to close and lower execution gains on mortgage loans sold.

Total expenses.  During the second half of 2013, we announced actions to reduce headcount in response to projected declines in industry origination volumes which primarily drove a $14 million, or 20%, decline in Salaries, benefits and incentives compared to the prior year quarter.  Commissions were down $13 million, or 38%, compared to the second quarter of 2013 primarily driven by a 38% decrease in real estate channel closings.  The lower overall closing and application volumes in 2014 also resulted in a decrease in contract labor and overtime and production-related direct expenses.  Other expenses decreased to $16 million, down $8 million, or 33%, compared to the second quarter of 2013.  We continued to improve our operating execution and benefited from a combined $3 million decline in customer service related expenses and outsourcing fees compared to the prior year quarter.  The remaining $5 million decrease in Other expenses primarily related to nonrecurring professional fees incurred in 2013 for risk management costs and the realization of other corporate cost reduction initiatives.

See “—Other” for a discussion of the corporate overhead allocation.

Year-to-Date Comparison:  Mortgage Production segment loss was $87 million during 2014, compared to a segment profit of $89 million during the prior year.  Net revenues decreased to $211 million, down $306 million, or 59%, compared with the six months ended June 30, 2013 driven by lower refinance activity, an increased mix of fee-based closings and lower loan margins and economic hedge results.  Total expenses decreased to $296 million, down $108 million, or 27%, compared with the prior year primarily driven by a decline in origination volumes which resulted in lower salaries and related expenses and production direct expenses.  Total expenses compared to the six months ended June 30, 2013 also included a decrease in operating costs related to customer service, professional and outsourcing fees.

Net revenues.  Mortgage fees decreased to $106 million, down $55 million, or 34%, from the prior year.  A 46% decline in total retail closing units from lower refinance closings contributed to a $31 million decrease in application fees, appraisal income and other underwriting income.  In addition, we experienced a $20 million decrease in origination assistance fees from our PLS channel resulting from a 48% decline in PLS closing units compared to the prior year.  Gain on mortgage loans, net was $253 million lower compared to the prior year driven by a $203 million decline in gain on loans related to a 63% decrease in IRLCs expected to close and a 78 basis points decline in average total loan margins, coupled with a $61 million decrease in economic hedge results.  The decline in economic hedge results compared to the six months ended June 30, 2013 was primarily attributable to a lower impact from pullthrough assumptions associated with a decrease in the average outstanding balance of IRLCs expected to close and lower execution gains on mortgage loans sold.

Total expenses.  The headcount reductions described above primarily drove a $27 million, or 19%, decline in Salaries, benefits and incentives compared to the prior year.  Commissions were down $26 million, or 42%, compared to 2013 driven by a 43% decrease in real estate channel closings.  The lower overall closing and application volumes in 2014 also resulted in a decrease in contract labor and overtime and production-related direct expenses.  Other expenses decreased to $30 million, down $18 million, or 38%, compared to the six months ended June 30, 2013 which consisted of a combined $9 million decline in customer service related expenses and outsourcing fees and $9 million related to nonrecurring professional fees incurred in 2013 for risk management costs and the realization of other corporate cost reduction initiatives.

See “—Other” for a discussion of the corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Gain on mortgage loans, net:
Gain on loans	$68	$166	$116	$319
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(2)	(10)	(9)	(20)
Economic hedge results	14	41	24	85
Total change in fair value of mortgage loans and related derivatives	12	31	15	65
Total	$80	$197	$131	$384

Salaries and related expenses:
Salaries, benefits and incentives	$57	$71	$118	$145
Commissions	21	34	36	62
Contract labor and overtime	2	8	3	16
Total	$80	$113	$157	$223

Other operating expenses:
Corporate overhead allocation	$23	$26	$46	48
Production-related direct expenses	23	34	42	62
Other expenses	16	24	30	48
Total	$62	$84	$118	158

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

Mortgage Servicing Segment

In recent periods, our servicing operations have been negatively impacted by conditions in the housing market and general economic factors, including higher unemployment rates, which have led to elevated levels of delinquencies, increases in repurchase and indemnification requests and high loss severities on defaulted loans.  These factors, plus the increased regulatory focus on servicing activities, have increased, and will likely continue to increase, servicing costs across the industry.

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

Segment Metrics:

	As of June 30,
	2014	2013
	($ In millions)
Total loan servicing portfolio	$225,902	$228,637
Number of loans in owned portfolio	778,108	851,506
Number of subserviced loans	402,291	408,191
Total number of loans serviced	1,180,399	1,259,697
Capitalized loan servicing portfolio	$123,959	$133,061
Capitalized servicing rate	0.96%	0.94%
Capitalized servicing multiple	3.3	3.2
Weighted-average servicing fee (in basis points)	29	29

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Average total loan servicing portfolio	$225,905	$204,961	$226,138	$195,595
Average capitalized loan servicing portfolio	125,513	134,962	126,837	136,813
Payoffs, sales and principal curtailments of capitalized portfolio	5,361	10,246	9,614	20,758

Segment Results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Mortgage interest income	$1	$3	$2	$4
Mortgage interest expense	(12)	(15)	(26)	(29)
Mortgage net finance expense	(11)	(12)	(24)	(25)
Loan servicing income	110	88	225	196
Change in fair value of mortgage servicing rights	(52)	75	(131)	80
Net derivative gain (loss) related to mortgage servicing rights	20	(1)	26	(17)
Valuation adjustments related to mortgage servicing rights, net	(32)	74	(105)	63
Net loan servicing income	78	162	120	259
Net revenues	67	150	96	234
Salaries and related expenses	14	14	29	25
Occupancy and other office expenses	5	3	9	6
Other depreciation and amortization	—	1	1	1
Other operating expenses	38	51	76	104
Total expenses	57	69	115	136
Segment profit (loss)	$10	$81	$(19)	$98

Quarterly Comparison:  Mortgage Servicing segment profit was $10 million during 2014, a decrease of $71 million, or 88%, from the prior year quarter.  Net revenues decreased to $67 million, down $83 million, or 55%, compared with the second quarter of 2013 driven by unfavorable MSR market-related fair value adjustments that were partially offset by lower prepayment activity, net gains on MSR derivatives and a loss recorded in 2013 related to the termination of an inactive reinsurance contract.  Total expenses decreased to $57 million, down $12 million, or 17%, compared with the prior year quarter primarily driven by lower repurchase and foreclosure-related charges.

Net revenues.  Servicing fees from our capitalized portfolio decreased by $9 million, or 9%, compared to the prior year quarter driven by a 7% decrease in the average capitalized loan servicing portfolio and a decline in the weighted average servicing fee.  Lower refinancing activity in 2014 resulted in a 61% decrease in payoffs in our capitalized loan servicing portfolio, which drove a $9 million, or 69%, decrease in curtailment interest paid to investors and a $40 million decrease in MSR valuation changes from actual prepayments of the underlying mortgage loans.

During the second quarter of 2014, market-related fair value adjustments decreased the value of our MSRs by $12 million.  We observed a 29 basis point decline in the mortgage rate used to value our MSR asset during the second quarter of 2014; however prepayments in our capitalized portfolio declined by 61% compared to the prior year quarter as the refinance incentive decreased and prepayments became less sensitive to changes in interest rates.  During the second quarter of 2013, market-related fair value adjustments increased the value of our MSRs by $155 million primarily due to a 76 basis points increase in the mortgage rate used to value our MSR asset that was partially offset by higher expected prepayment activity from HARP refinances and a decrease in projected servicing cash flows for delinquent and foreclosed loans.  Changes in interest rates and the composition of our MSR derivative portfolio during each period drove a net gain on MSR derivatives of $20 million during 2014, compared to a net loss of $1 million during the second quarter of 2013.

Loan servicing income for 2014 includes the full impact from the assumption of a subservicing portfolio with an unpaid principal balance of $47 billion in the second quarter of 2013.  Subservicing fees were $13 million during the second quarter of 2014, an increase of $4 million from the prior year quarter resulting from an increase in the average number of loans in our subserviced portfolio and the subservicing fee earned per loan.  We expect the trends in subservicing to continue in 2014, consistent with our strategy to position the mortgage business to be less capital intensive, and have more fee-based revenue streams.  Net reinsurance loss for 2013 included a nonrecurring $21 million pre-tax loss related to the termination of our remaining reinsurance contract.

Total expenses.  The Agencies substantially completed their repurchase and indemnification requests for pre-2009 vintage years by the end of 2013.  During the second quarter of 2014, we observed a continued downward trend in new repurchase requests for more recent originations years (2009 to 2012) which resulted in a decline in our actual and projected number of repurchase and indemnification requests that was offset by an increase in our expected loss severities.  As a result, we recorded a $1 million benefit for repurchase and foreclosure-related charges during 2014.  The $11 million of repurchase and foreclosure-related charges during the second quarter of 2013 reflected the impact of additional clarity from the Agencies on the total number of loan file reviews expected to be completed for pre-2009 origination years and reduced government insurance claims proceeds.

Other expenses decreased by $2 million in 2014, or 6%, primarily due to a $5 million decrease in unreimbursed servicing and interest costs from delinquent and foreclosed government loans  that was partially offset by a $3 million increase in costs associated with managing a larger subservicing portfolio, various regulatory proceedings and Agency compensatory fees related to foreclosures.

See “—Other” for a discussion of the corporate overhead allocation.

Year-to-Date Comparison:  Mortgage Servicing segment loss was $19 million during 2014, compared to a segment profit of $98 million during the prior year.  Net revenues decreased to $96 million, down $138 million, or 59%, compared with the six months ended June 30, 2013 driven by unfavorable MSR market-related fair value adjustments that were partially offset by lower prepayment activity, net gains on MSR derivatives and a loss recorded in 2013 related to the termination of an inactive reinsurance contract.  Total expenses decreased to $115 million, down $21 million, or 15%, compared with the prior year primarily driven by lower repurchase and foreclosure-related charges and direct foreclosure and REO expenses that were partially offset by higher salaries and related expenses associated with the increased subservicing portfolio and an increase in corporate overhead allocations.

Net revenues.  Servicing fees from our capitalized portfolio decreased by $17 million, or 9%, compared to the prior year driven by a 7% decrease in the average capitalized loan servicing portfolio and a decline in the weighted average servicing fee.  Lower refinancing activity in 2014 resulted in a 66% decrease in payoffs in our capitalized loan servicing portfolio, which drove a $19 million, or 73%, decrease in curtailment interest paid to investors and an $85 million decrease in MSR valuation changes from actual prepayments of the underlying mortgage loans.

During the six months ended June 30, 2014, market-related fair value adjustments decreased the value of our MSRs by $57 million.  We observed a 42 basis point decline in the mortgage rate used to value our MSR asset during the six months ended June 30, 2014; however prepayments in our capitalized portfolio declined by 66% compared to the prior year as the refinance incentive decreased and prepayments became less sensitive to changes in interest rates.  During the six months ended June 30, 2013, market-related fair value adjustments increased the value of our MSRs by $237 million primarily due to a 107 basis points increase in the mortgage rate used to value our MSR asset that was partially offset by higher expected prepayment activity from HARP refinances and a decrease in projected servicing cash flows for delinquent and foreclosed loans.  Changes in interest rates during each period drove a net gain on MSR derivatives of $26 million during 2014, compared to a net loss of $17 million during the prior year.

Subservicing fees were $26 million during the six months ended June 30, 2014, an increase of $12 million from the prior year resulting from an increase in the average number of loans in our subserviced portfolio related to the assumption of a subservicing portfolio in the second quarter of 2013 and an increase in the subservicing fee earned per loan.  Net reinsurance loss for 2013 included a nonrecurring $21 million pre-tax loss related to the termination of our remaining reinsurance contract.

Total expenses.  During the six months ended June 30, 2014, we observed a continued downward trend in new repurchase requests for more recent originations years (2009 to 2012) which resulted in a decline in our actual and projected number of repurchase and indemnification requests that was offset by an increase in our expected loss severities.  As a result, we recorded a $1 million benefit for repurchase and foreclosure-related charges during 2014.  The $26 million of repurchase and foreclosure-related charges during the six months ended June 30, 2013 reflected the impact of additional clarity from the Agencies on the total number of loan file reviews expected to be completed for pre-2009 origination years, a continued elevated level of total requests and reduced government insurance claims proceeds.

Salaries and related expenses increased by $4 million compared to the prior year which was primarily driven by an increase in the average number of permanent employees from the transfer of certain employees into our servicing operations when we commenced subservicing activities on the portfolio that was assumed in the second quarter of 2013.

Other expenses decreased by $5 million in 2014, or 7%, which consisted of a $7 million decrease in unreimbursed servicing and interest costs from delinquent and foreclosed government loans and a $3 million decrease in tax service fee expenses related to lower closing volumes that were partially offset by a $4 million increase in costs associated with managing a larger subservicing portfolio and various regulatory proceedings.

See “—Other” for a discussion of the corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Loan servicing income:
Servicing fees from capitalized portfolio	$90	$99	$182	$199
Subservicing fees	13	9	26	14
Late fees and other ancillary servicing revenue	11	13	24	28
Curtailment interest paid to investors	(4)	(13)	(7)	(26)
Net reinsurance loss	—	(20)	—	(19)
Total	$110	$88	$225	$196

Changes in fair value of Mortgage Servicing Rights:
Actual prepayments of the underlying mortgage loans	$(29)	$(69)	$(51)	$(136)
Actual receipts of recurring cash flows	(11)	(11)	(23)	(21)
Market-related fair value adjustments	(12)	155	(57)	237
Total	$(52)	$75	$(131)	$80

Other operating expenses:
Corporate overhead allocation	$7	$6	$15	$11
Repurchase and foreclosure-related charges	(1)	11	(1)	26
Other expenses	32	34	62	67
Total	$38	$51	$76	$104

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

Other also includes certain income and expenses that are not allocated to our reportable segments and certain general corporate overhead expenses that were previously allocated to the Fleet business.  Beginning in the third quarter of 2014, all costs associated with general and administrative functions and managing our overall corporate function will be allocated to the Mortgage Production and Mortgage Servicing segments.  See “—Operating and Capital Strategy” for a discussion of our intention to re-engineer our support infrastructure for a stand-alone mortgage business.

Results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Salaries and related expenses	$18	$13	$30	$28
Occupancy and other office expenses	—	1	1	2
Other depreciation and amortization	3	2	5	4
Other operating expenses	17	20	35	31
Total expenses before allocation	38	36	71	65
Corporate overhead allocation	(30)	(32)	(61)	(59)
Total expenses	8	4	10	6
Net loss before income taxes	$(8)	$(4)	$(10)	$(6)

Quarterly Comparison:  Total expenses before corporate allocations increased to $38 million, up $2 million, or 6%, compared with the prior year quarter primarily driven by an increase salaries and related expenses that was partially offset by lower operating expenses.

Total expenses.  Salaries and related expenses increased by $5 million in 2014, or 38%, compared with the prior year quarter primarily due to severance costs associated with the re-engineering of our operations and support infrastructure for a stand-alone mortgage business and higher management incentive compensation.  Salaries and related expenses attributable to our headcount were lower compared to the second quarter of 2013 which was driven by the actions we took during the second half of 2013 to realign our fixed cost structure within our support and overhead functions and the initiation of outsourcing arrangements for internal audit and information technology.

Total Other operating expenses decreased by $3 million, or 15%, compared to the second quarter of 2013 primarily due to nonrecurring expenses incurred during 2013 related to executive and risk management strategic initiatives which was partially offset by costs related to outsourcing arrangements for internal audit and information technology.

Year-to-Date Comparison:  Total expenses before corporate allocations increased to $71 million, up $6 million, or 9%, compared with the prior year driven by an increase in professional and consulting fees and higher salaries and related expenses.

Total expenses.  Salaries and related expenses increased by $2 million in 2014, or 7%, compared with the prior year primarily due to severance costs associated with the re-engineering of our operations and support infrastructure for a stand-alone mortgage business and higher management incentive compensation which was partially offset by lower expenses from the decline in headcount described above.

Professional fees increased to $25 million in 2014, up 32%, compared to the prior year primarily driven by costs related to outsourcing arrangements for internal audit and technology infrastructure management and application development that were not in effect during the six months ended June 30, 2013 which was partially offset by nonrecurring expenses incurred during 2013 related to executive and risk management strategic initiatives.

Selected Income Statement Data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Other operating expenses:
Professional fees	$12	$13	$25	$19
Other expenses	5	7	10	12
Total	$17	$20	$35	$31

Corporate overhead allocation:(1)
Mortgage Production segment	$23	$26	$46	$48
Mortgage Servicing segment	7	6	15	11
Other	(30)	(32)	(61)	(59)
Total	$—	$—	$—	$—

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

Other operating expenses consist primarily of professional, consulting and information technology costs associated with our centralized management platform.

Corporate overhead allocation to each segment is determined based upon the actual and estimated usage by function or expense category.

RISK MANAGEMENT

Our continuing operations are exposed to various business risks which may significantly impact our financial results including, but not limited to: (i) interest rate risk; (ii) consumer credit risk; (iii) counterparty risk; and (iv) liquidity risk.

See “Part II—Item 1A. Risk Factors—Risks Related to Our Company—We are subject to inherent risks associated with the strategic agreements that we entered into to sell our fleet business, as well as risks specific to our business, and we could be exposed to losses or liabilities in the future in connection with the sale.  These risks and uncertainties could have a material adverse impact on our businesses generally, including our client, employee, lender, vendor and counterparty relationships, as well as our results of operations, cash flows, liquidity or financial position. “ in this Form 10-Q for information regarding certain risks related to the sale of our Fleet business.

Interest Rate Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments.  Additionally, our escrow earnings on our mortgage servicing rights are sensitive to changes in short-term interest rates such as LIBOR. We also are exposed to changes in short-term interest rates on certain variable rate borrowings including our mortgage warehouse asset-backed debt and our unsecured revolving credit facility. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

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

Repurchase and foreclosure-related reserves consist of the following:

	June 30,	December 31,
	2014	2013
	(In millions)
Loan repurchase and indemnification liability	$70	$100
Adjustment to value for real estate owned	21	22
Allowance for probable foreclosure losses	19	20
Total	$110	$142

The table below presents the trend over the most recent quarters of our repurchase and foreclosure-related reserves activity and the number of repurchase and indemnification requests received:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
	($ In millions)
Balance, beginning of period	$120	$142	$180	$191	$194
Realized losses	(10)	(24)	(21)	(15)	(20)
Increase (decrease) in reserves due to:
Change in assumptions	(1)	—	(19)	—	11
New loan sales	1	2	2	4	6
Balance, end of period	$110	$120	$142	$180	$191

Repurchase and indemnification requests received (number of loans)	194	382	1,017	735	603

In recent years, we have experienced elevated levels of mortgage loan repurchase and indemnification requests as the Agencies focused on completing their reviews of loans for pre-2009 origination years.  We believe the Agencies substantially completed their reviews of loans originated prior to 2009 by the end of 2013 and the number of repurchase and indemnification requests we experienced during the six months ended June 30, 2014 was consistent with our expectations.  The unpaid principal balance of our unresolved requests for loans originated between 2005 and 2008 has declined to $54 million as of June 30, 2014, from $72 million as of March 31, 2014 and $143 million at the end of 2013.  We expect this trend in the composition of our unresolved requests to continue in 2014 as the remaining pre-2009 origination year requests are resolved.  See Note 11, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our repurchase and foreclosure-related reserves.

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

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of June 30, 2014, the estimated amount of reasonably possible losses in excess of the recorded liability was $25 million which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans.  Our estimate of reasonably possible losses does not represent probable losses and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of our underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	June 30, 2014			December 31, 2013
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total (4)	Requests	Requests	Total (4)
	(In millions)
Agency Invested:
Claim pending (1)	$17	$1	$18	$19	$—	$19
Appealed (2)	6	6	12	43	5	48
Open to review (3)	10	3	13	74	5	79
Agency requests	33	10	43	136	10	146
Private Invested:
Claim pending (1)	9	—	9	9	—	9
Appealed (2)	15	2	17	16	2	18
Open to review (3)	15	2	17	16	2	18
Private requests	39	4	43	41	4	45
Total	$72	$14	$86	$177	$14	$191

(1)	Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.
(2)

Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant.  Based on claims received and appealed during the twelve months ended June 30, 2014 that have been resolved, we were successful in refuting approximately 90% of claims appealed.

(3)	Open to review status represents loans where we have not completed our review process. We appealed approximately 65% of claims received and reviewed during the twelve months ended June 30, 2014.
(4)

Investors may make repurchase demands based on unresolved mortgage insurance rescission notices.  In these cases, the total unresolved requests balance includes certain loans that are currently subject to both an outstanding repurchase demand and an unresolved mortgage insurance rescission notice.

Counterparty Risk

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

We manage our exposure to risk from derivative counterparties through entering into bilateral collateral agreements and legally enforceable master netting agreements with many counterparties.  As of June 30, 2014, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include: unrestricted Cash and cash equivalents; proceeds from the sale or securitization of mortgage loans; secured borrowings, including mortgage warehouse and servicing advance facilities; cash flows from operations; the unsecured debt markets; asset sales; and equity capital (including retained earnings).

We manage our liquidity and capital structure to fund growth in assets, to fund business operations and to meet contractual obligations, including maturities of our indebtedness. In developing our liquidity plan, we consider how our needs may be impacted by various factors including maximum liquidity requirements during the period, fluctuations in assets and liability levels due to changes in business operations, upcoming debt maturities, levels of interest rates and working capital needs. We also assess market conditions and capacity for debt issuance in various markets we access to fund our business needs.  Our primary operating funding needs for our continuing operations arise from the origination and financing of mortgage loans and the retention of mortgage servicing rights. Our liquidity needs can also be significantly influenced by changes in interest rates due to collateral posting requirements from derivative agreements as well as the levels of repurchase and indemnification requests.

Our strategic vision for PHH is a more capital-light, fee-based business with greater scale, operational efficiency and capital efficiency.  To help achieve this vision, we completed the sale of our Fleet Management Services business in the third quarter of 2014 which we expect to generate net cash proceeds of $821 million, subject to certain post closing adjustments and the final determination of income taxes.  This additional cash will provide us with the financial flexibility to return significant capital to shareholders, accelerate the reduction of our unsecured debt, re-engineer our Mortgage business and pursue opportunities to improve profitability through increased scale.

In July 2014, we gave notice to the trustee of our intention to redeem the outstanding principal of the Senior Notes due 2016 on August 7, 2014.  We anticipate this transaction will require approximately $200 million in cash. We will be further reducing our unsecured debt upon the retirement of our 2014 Convertible notes at maturity in September 2014.  These actions are consistent with our objectives for unsecured debt for a stand-alone mortgage business, namely:

▪                  Lowering our debt to our target levels of $750 million to $1.0 billion;

▪                  Reducing our cost of debt; and

▪                  Extending the maturity ladder of our unsecured debt.

After completing the repayment of the Senior Notes due 2016 and the 2014 Convertible Notes, our next unsecured debt maturity will be in 2017.

In connection with our efforts to migrate to a less capital-intensive, fee-for-service business model, during the first half of 2014, we executed a new funding structure for our mortgage servicing advances, and we executed two MSR funding arrangements with counterparties in which we will sell a portion of our newly-created servicing rights that are eligible for sale, subject to mutually acceptable pricing, while we continue to subservice the underlying loans.  We have also continued to evaluate our capacity needs to fund mortgage loans.  During the first half of 2014, at our election, we reduced the capacity for certain facilities in response to the current mortgage environment and to reduce expenses associated with the facilities.

In July 2014, upon the closing of the sale of the Fleet business, we voluntarily terminated our unsecured Revolving Credit Facility that had $300 million of available commitments prior to termination.  In recent periods, we have not drawn upon the Revolving Credit Facility, as we have substantially utilized our asset-backed funding arrangements and our excess cash to fund our business.  After the completion of the sale, our access to the public debt markets and our ability to obtain unsecured revolving credit borrowing capacity may be more limited than our historical experience, or we may be unable to obtain such financing on terms acceptable to us, if at all.  See “Part II—Item 1A. Risk Factors—Risks Related to Our Company—We may be limited in our ability to obtain or renew financing on economically viable terms or at all, due to our senior unsecured long-term debt ratings being below investment grade and due to a lack of history of operating as a stand-alone mortgage business . “ in this Form 10-Q for more information.

Given our expectation for business volumes we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.  We expect aggregate capital expenditures to be approximately $40 million for 2014, in comparison to $32 million for 2013.

Cash Flows

Our total unrestricted cash position as of June 30, 2014 is $964 million, which includes $73 million of cash available in Variable interest entities and excludes $274 million included in held for sale that will be transferred with our Fleet business.  In the third quarter of 2014, we expect cash to increase by an estimated $821 million, subject to certain post-closing adjustments and the final determination of income taxes, from net proceeds from the sale of the Fleet business, net of the payment of taxes and transaction-related costs.  We expect to have approximately $1.7 billion of unrestricted cash available for operations after the completion of the transaction.

We will continue to maintain an excess unrestricted cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we considered in our analysis of cash requirements as of June 30, 2014:

▪                  A minimum of $250 million for the repayment of Convertible notes that are due in the third quarter of 2014;

▪                  $125 million to $175 million for identified contingencies, including amounts related to mortgage loan repurchases and legal and regulatory matters;

▪                  $50 million to $75 million cash reserves for mortgage-related interest rate risk management activities; and

▪                  $100 million to $125 million minimum for working capital needs.

After consideration of these total requirements of $525 million to $625 million and after the receipt the net proceeds from the Fleet transaction, we expect to have over $1.0 billion of excess cash available for operations.  See “—Overview—Executive Summary” for a discussion of our plans with respect to this excess cash amount.

The following table summarizes the changes in Cash and cash equivalents and includes the activities of our continuing and discontinued operations:

	Six Months Ended
	June 30,
	2014	2013	Change
	(In millions)
Cash provided by (used in):
Operating activities	$526	$1,249	$(723)
Investing activities	(709)	(771)	62
Financing activities	176	(260)	436
Effect of changes in exchange rates on Cash and cash equivalents	—	(3)	3
Net (decrease) increase in Cash and cash equivalents	$(7)	$215	$(222)

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  In addition to depreciation and amortization, the operating results of our businesses are impacted by the following significant non-cash activities.  Our Mortgage Production business segment is impacted by the capitalization of mortgage servicing rights.  Our Mortgage Servicing business segment is impacted by the change in fair value of mortgage servicing rights.  Our Fleet business, which is presented as a discontinued operation, was impacted by depreciation on operating leases.

During the six months ended June 30, 2014, cash provided by our operating activities was $526 million.  This is primarily reflective of positive cash flows from the Fleet business and our Mortgage Servicing segment that were partially offset by the use of cash in our Mortgage Production segment.  As discussed in “—Overview—Executive Summary”, we expect our Mortgage Production segment to be cash consumptive during 2014, reflective of the challenging mortgage environment and the current pricing levels and mix of closings of our private label agreements.  The net cash used in operating activities of our Mortgage Production segment also included the impact of a $90 million increase in Mortgage loans held for sale in our Condensed Consolidated Balance Sheets between June 30, 2014 and December 31, 2013, which was the result of timing differences between origination and sale as of the end of each period.

During the six months ended June 30, 2013, cash provided by our operating activities was $1.2 billion.  This was primarily due to $769 million of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment and $132 million of net cash received from counterparties related to cash collateral associated with loan related derivatives.  Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing segment and the Fleet business.

Investing Activities

Our cash flows from investing activities are primarily attributable to our discontinued operations of the Fleet business, and include cash outflows for purchases of vehicle inventory, net of cash inflows for sales of vehicles, as well as changes in the funding requirements of restricted cash, cash equivalents and investments for all of our businesses.

During the six months ended June 30, 2014, cash used in our investing activities was $709 million, which primarily consisted of $649 million in net cash outflows from the purchase and sale of vehicles and an $87 million net increase in Restricted cash primarily due to a $19 million increase related to a new servicing advance facility and a $59 million increase due to the overcollateralization for fleet securitizations.

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

Financing Activities

Our cash flows from financing activities include proceeds from and payments on borrowings under our asset-backed debt.  The fluctuations in the amount of borrowings within each period are due to working capital needs and the funding requirements for assets, including Mortgage loans held for sale and Mortgage servicing rights.  The outstanding balances under the asset-backed debt facilities vary daily based on our current funding needs for eligible collateral and our decisions regarding the use of excess available cash to fund assets.  As of the end of each quarter, our financing activities and Condensed Consolidated Balance Sheets reflect our efforts to maximize secured borrowings against the available asset base, increasing the ending cash balance.  Within each quarter, excess available cash is utilized to fund assets rather than using the asset-backed borrowing arrangements, given the relative borrowing costs and returns on invested cash.

Our cash flows from financing activities also include proceeds from and payments on borrowings under our vehicle management asset-backed debt, which was used to fund our discontinued operations related to the Fleet business. We transferred the subsidiaries that issued vehicle management asset-backed debt to Element in the third quarter of 2014 in connection with the completion of the sale of the Fleet business.

During the six months ended June 30, 2014, cash provided by our financing activities was $176 million which primarily related to $190 million of net proceeds from secured borrowings, $56 million of which related to the Fleet business.  The remaining $134 million of net proceeds from secured borrowings was comprised of a $74 million increase resulting from the increased funding requirements for Mortgage loans held for sale and a $60 million increase related to the issuance of asset-backed notes secured by servicing advance receivables.

During the six months ended June 30, 2013, cash used in our financing activities was $260 million which related to $210 million of net payments on secured borrowings resulting primarily from the decreased funding requirements for Mortgage loans held for sale described in operating activities and $35 million of distributions to noncontrolling interests.

Debt

The following table summarizes our Debt as of June 30, 2014:

	Balance	Collateral(1)
	(In millions)
Mortgage warehouse facilities	$783	$819
Servicing advance facility	126	184
Unsecured debt	1,258	—
Total	$2,167	$1,003

(1)	Assets held as collateral are not available to pay our general obligations.

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

Mortgage asset-backed funding arrangements consisted of the following as of June 30, 2014:

		Total	Available	Maturity
	Balance	Capacity	Capacity(1)	Date
	(In millions)
Debt:
Committed facilities:
Credit Suisse First Boston Mortgage Capital LLC	$324	$575	$251	06/29/15(2)
Fannie Mae	—	500	500	12/13/14
Wells Fargo Bank	139	350	211	02/03/15
Bank of America	169	414	245	10/09/14
Royal Bank of Scotland plc	151	250	99	06/19/15
Committed repurchase facilities	783	2,089	1,306
Uncommitted facilities:
Fannie Mae	—	2,500	2,500	n/a
Royal Bank of Scotland plc	—	250	250	n/a
Uncommitted repurchase facilities	—	2,750	2,750
Servicing advance facility	126	155	29	03/15/17
Total	$909	$4,994	$4,085

Off-Balance Sheet Gestation Facilities:
JP Morgan Chase	$92	$250	$158	10/31/14

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.
(2)	The maturity date of this facility may be extended at CSFB’s option on a rolling 364-day term until the stated expiration date of June 17, 2016.

Unsecured Debt

Unsecured debt is utilized to fund our short-term working capital needs, to fund our MSRs, to supplement asset-backed facilities, and to provide for a portion of the operating needs of our business.  As of and during the six months ended June 30, 2014, there were no amounts outstanding under the Revolving credit facilities.

Unsecured borrowing arrangements consisted of the following as of June 30, 2014:

				Maximum
		Balance	Maximum	Available	Maturity
	Balance	at Maturity	Capacity	Capacity	Date
	(In millions)
4% notes due in 2014	$250	$250	n/a	n/a	09/01/14
6% notes due in 2017	213	250	n/a	n/a	06/15/17
Convertible notes	463	500
9.25% notes due in 2016(1)	170	170	n/a	n/a	03/01/16
7.375% notes due in 2019	275	275	n/a	n/a	09/01/19
6.375% notes due in 2021	350	350	n/a	n/a	08/15/21
Term notes	795	795
Revolving credit facility(2)	—	—	$300	$300	08/02/15
Other	—	—	5	5	09/30/14
Unsecured Credit facilities	—	—	$305	$305
Total	$1,258	$1,295

(1)	On July 7, 2014, we gave notice to the trustee of our intent to redeem the $170 million Senior Notes due 2016 as further discussed in Note 17, “Subsequent Events”.

(2)	On July 7, 2014, we voluntarily terminated the Amended and Restated Credit Agreement as further described in Note 17, “Subsequent Events”.

The Convertible notes due 2014 met the requirements for conversion as of March 1, 2014, and holders of the notes may convert all or any portion of the notes, at their option.  As of June 30, 2014, no note holders have converted.  As of June 30, 2014, the ending share price did not reach the conversion price.  The 2014 notes currently may only be settled in cash upon conversion because we have not sought shareholder approval, as required by the New York Stock Exchange, to allow for the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares.

The Convertible notes due 2017 met the requirements for conversion as of June 30, 2014, and holders of the notes may convert all or any portion of the notes, at their option.  As of June 30, 2014, the if-converted value exceeded the principal amount of the notes by $199 million.  Upon conversion, the principal amount of the converted notes would be payable in cash, and we would pay or deliver the conversion premium  (at our election) in: (i) cash; (ii) shares of Common stock; or (iii) a combination of cash and shares of Common stock.

As of July 29, 2014, our credit ratings on our senior unsecured debt were as follows:

	Senior	Short-Term
	Debt	Debt
Moody’s Investors Service	Ba3	NP
Standard & Poors	B+	B
Fitch	BB-	B

On June 4, 2014, following the announcement that we entered into a definitive agreement to sell our Fleet business, Fitch downgraded our senior unsecured rating to BB- from BB and revised our Ratings Watch to Negative.  After the completion of the sale, on July 8, 2014, Fitch affirmed our senior unsecured rating of BB- and removed the ratings from Rating Watch Negative and assigned a Negative Rating Outlook.

On July 7, 2014, Moody’s downgraded our senior unsecured rating to Ba3 from Ba2 and revised our Ratings Watch to Stable Outlook following the completion of the sale of the Fleet business.

On July 8, 2014, Standard and Poors downgraded our senior unsecured rating to B+ from BB- and revised our Ratings Watch to Stable Outlook following the completion of the sale of the Fleet business.

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

See further discussion at “Part II—Item 1A. Risk Factors—Risks Related to our Company—We may be limited in our ability to obtain or renew financing on economically viable terms or at all, due to our senior unsecured long-term debt ratings being below investment grade and due to a lack of history of operating as a stand-alone mortgage business . “ in this Form 10-Q.

Debt Covenants

Certain debt arrangements require the maintenance of certain financial ratios and contain other affirmative and negative covenants, termination events, and other restrictions, including, but not limited to, covenants relating to material adverse changes, consolidated net worth, liquidity, profitability, and available borrowing capacity maintenance, restrictions on indebtedness of the Company and its material subsidiaries, mergers, liens, liquidations, and restrictions on certain types of payments, including dividends and stock repurchases. Certain other debt arrangements, including the Fannie Mae committed facility, contain provisions that permit us or our counterparty to terminate the arrangement upon the occurrence of certain events.

As of June 30, 2014, we were in compliance with all financial covenants related to its debt arrangements.

In June and July 2014, all of our mortgage warehouse facilities were amended in order to facilitate the sale of the Fleet business as discussed in Note 2, “Discontinued Operations” in the accompanying Notes to Condensed Consolidated Financial Statements.  Upon the completion of the disposal of the Fleet business, among other covenants, certain mortgage repurchase facilities require that we maintain: (i) on the last day of each fiscal quarter, net worth of at least $1.0 billion; (ii) a ratio of indebtedness to tangible net worth no greater than 5.75 to 1; and (iii) a minimum of $1.0 billion in committed mortgage warehouse financing capacity excluding any mortgage warehouse capacity provided by GSEs and certain mortgage gestation facilities.  These covenants represent the most restrictive net worth, liquidity, and debt to equity covenants; however, certain other outstanding debt agreements contain liquidity and debt to equity covenants that are less restrictive.

Under certain of our financing, servicing, hedging and related agreements and instruments, the lenders or trustees have the right to notify us if they believe it has breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure certain of such events of default. If we do not cure the events of default or obtain necessary waivers within the required time periods, the maturity of certain debt agreements could be accelerated and the ability to incur additional indebtedness could be restricted. In addition, an event of default or acceleration under certain agreements and instruments would trigger cross-default provisions under certain of our other agreements and instruments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments.  Additionally, our escrow earnings on our mortgage servicing rights are sensitive to changes in short-term interest rates such as LIBOR. We also are exposed to changes in short-term interest rates on certain variable rate borrowings including our mortgage asset-backed debt and our unsecured revolving credit facility.  We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

We used June 30, 2014 market rates to perform a sensitivity analysis that measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.  The estimates assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2014 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage assets and liabilities:
Mortgage loans held for sale	$15	$11	$6	$(7)	$(15)	$(31)
Interest rate lock commitments(1)	25	19	11	(13)	(29)	(63)
Forward loan sale commitments(1)	(42)	(31)	(18)	20	43	89
Option contracts(1)	—	—	—	1	2	7
Total Mortgage pipeline	(2)	(1)	(1)	1	1	2
Mortgage servicing rights	(345)	(169)	(82)	78	148	265
Derivatives related to MSRs(1)	91	43	20	(17)	(31)	(53)
Total Mortgage servicing rights and related derivatives	(254)	(126)	(62)	61	117	212
Total mortgage assets and liabilities	(256)	(127)	(63)	62	118	214
Debt	(47)	(23)	(11)	11	22	44
Total, net	$(303)	$(150)	$(74)	$73	$140	$258

(1)	Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

Equity Price Risk

We also have exposure to equity price risk associated with our convertible debt. As of June 30, 2014, Convertible notes included: (i) $250 million of 4.0% Convertible notes with a maturity date of September 1, 2014; and (ii) $250 million of 6.0% Convertible notes with a maturity date of June 15, 2017.

The Convertible notes due in 2014 contain a conversion feature which allows holders to convert all or any portion of the notes upon the occurrence of certain triggering events prior to March 1, 2014 or at any time on or after March 1, 2014 at a conversion price of $25.805 per share.  Upon conversion, the Convertible notes due 2014 may only be settled in cash.  In connection with the offering of the notes, we entered into hedging transactions which were intended to reduce the potential dilution of our common stock upon conversion and effectively raise the conversion price to $34.74 per share.  As of June 30, 2014, the ending share price did not reach the conversion price for the Convertible notes due 2014.

The Convertible notes due in 2017 contain a conversion feature which allows holders to convert all or any portion of the notes at any time on or after December 15, 2016 or prior to December 15, 2016 upon the occurrence of certain triggering events at a conversion price of $12.79 per share.  Upon conversion, we will pay the principal portion in cash and the conversion option in cash or shares or a combination of cash or shares, at our election.  As of June 30, 2014, the Convertible notes due 2017 met the requirements for conversion, and the if-converted value exceeded the principal amount of the notes by $199 million or 8.669 million shares of our Common stock.  A 10% increase in our stock price from the closing price as of June 30, 2014 results in an increase in the required premium of $45 million, or 0.989 million shares.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding legal proceedings, see Note 12, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

The risk factors disclosed in “Part I — Item 1A. Risk Factors” of our 2013 Form 10-K are amended and restated in their entirety as follows:

Risks Related to Our Company

We are subject to inherent risks associated with the strategic agreements that we entered into to sell our fleet business, as well as risks specific to our business, and we could be exposed to losses or liabilities in the future in connection with the sale.  These risks and uncertainties could have a material adverse impact on our businesses generally, including our client, employee, lender, vendor and counterparty relationships, as well as our results of operations, cash flows, liquidity or financial position.

In connection with the sale of our Fleet business, we have agreed to indemnify Element for a breach or inaccuracy of any representation, warranty or covenant made by us in the purchase agreement, for any liability of ours that is not being assumed, for any claims by our stockholders against Element and for certain additional customary contingencies related to the sale agreement.  Significant indemnification claims by Element could have a material adverse effect on our financial condition or results of operations.

In connection with tax amounts recorded related to the sale of the Fleet business, we assumed certain tax positions that, if not withheld under audit, could have a material adverse effect on our business, including the payment of additional tax amounts, penalties and interest, or other negative consequences.

The activities involved in separating our fleet and mortgage businesses, including those required under a transition services agreement with Element, may cause the diversion of a significant amount of management time and attention away from the daily operation of our businesses and the execution of our business plan, and may also have an adverse impact on our businesses generally, including adverse impacts on our client, employee, lender, vendor and counterparty relationships.  Further, we face risks related to our ability to successfully transition the performance of certain processes, including but not limited to, accounting, information technology, risk management and finance and the related internal and operational controls during the transition period.

Furthermore, we may be exposed to an increased risk of litigation as a result of the sale of our fleet business.

We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, including our initiatives to re-engineer and grow our mortgage business.

In July 2014, we announced our strategic priorities to invest in our mortgage business to re-engineer operations and grow our mortgage business.  In connection with these strategies, we intend to deploy excess cash to re-engineer our operations and support infrastructure for a stand-alone mortgage business, and to fund certain growth initiatives to enhance the scale and profitability of our mortgage production and servicing operations.  We may not achieve our stated goals in connection with these efforts, which include but are not limited to, expense reductions, restructuring our private label business model, growing our origination volume and expanding our target market in our existing real-estate and private label client bases, and growing our mortgage servicing portfolio.

The successful deployment of capital and achievement of our goals is subject to both the risks affecting our business generally (including market, credit, operational, and legal and compliance risks) and the inherent difficulty associated with implementing our strategies and is dependent on the skills, experience and efforts of our management team and our success with third parties.

We may be unable to fully or successfully execute or implement our strategic investments or objectives, in whole or in part, or within the projected timeframe, and, even if we are successful, there can be no assurances that we can implement these initiatives in a cost efficient manner or that these initiatives will have the impact that we intend on our business activities and results of operations.  Further, pursuing and completing these goals could divert management’s attention towards and financial resources from the goals and operations of our existing business.

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

We are evaluating a number of alternatives to remedy the profitability of these arrangements.  In our discussions thus far with respect to the private label agreements, we have not been able to achieve all of the pricing adjustments necessary to meet our financial objectives.  However, both we and our Private Label clients have an interest in updating these contracts prior to their renewal dates to ensure these programs support our respective business objectives.  There can be no assurance that we will be successful in our efforts to amend or renew the contracts on more favorable economic terms, if at all, or that any new terms will have the impact that we intend.  Any failures to implement changes that meet our objectives, or in a timely manner, if at all, could have material adverse effects on our  financial position, results of operations and cash flows.  The amount of losses and negative cash flows that we may realize under these arrangements cannot be readily estimated as it is dependent on the volume of fee-based business we will experience, which may be impacted by the decisions of our financial institution clients towards fee-based production, as well as general market factors (such as interest rate levels) that drive the volume of loan originations, both of which are outside of our control.

We are substantially dependent upon our mortgage warehouse facilities, a significant portion of which are short-term agreements.  If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all, which would adversely affect our ability to fund our operations.

We are substantially dependent upon our mortgage warehouse funding arrangements, a significant portion of which are short-term in nature.  Our access to and our ability to renew our existing mortgage asset-backed debt is subject to prevailing market conditions, and could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangements; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the secondary market for mortgage loans; or (iv) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent.

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

If any of our credit facilities are terminated or are not renewed, we may be unable to find replacement financing on commercially favorable terms, if at all, which could adversely impact our operations and prevent us from executing our business plan and related risk management strategies, originating new mortgage loans or fulfilling commitments made in the ordinary course of business. These factors could reduce revenues attributable to our business activities or require us to sell assets at below market prices, either of which would have a material adverse effect on our overall business and consolidated financial position, results of operations and cash flows. Most of our mortgage asset backed debt facilities mature within one year and generally, these facilities require us to maintain a specified amount of available liquidity from other facilities. As such, our liquidity profile and compliance with debt covenants depends on our ability to renew multiple facilities within a short time frame and our failure to do so could materially adversely impact our overall business and financial position, results of operations and cash flows.

We may be limited in our ability to obtain or renew financing on economically viable terms or at all, due to our senior unsecured long-term debt ratings being below investment grade and due to a lack of history of operating as a stand-alone mortgage business.

Our senior unsecured long-term debt ratings are below investment grade and, as a result, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets. In addition, our historical results of operations have included the operations of the Fleet Management Services segment, which has represented a less significant portion of our Net income (loss), yet was a consistent, source of income and cash flows for our business.  After the completion of the sale, our access to the public debt markets, and our ability to obtain unsecured revolving credit borrowing capacity, may be more limited than our historical experience, or we may be unable to obtain such financing on terms acceptable to us, if at all.  In particular, we may be limited in our ability to replace all or a portion of the $300 million revolving unsecured credit facility that we voluntarily terminated in July 2014 in order to facilitate the sale of the Fleet business, or we may be unable to obtain such financing on terms acceptable to us, if at all.  We may be required to rely on alternative financing, such as bank lines and private debt placements, and may also be required to pledge otherwise unencumbered assets. Furthermore, our cost of financing could rise significantly, thereby negatively impacting our ability to finance our mortgage loans held for sale, mortgage servicing rights and servicing advance receivables. Any of the foregoing could have a material adverse effect on our business, financial position, results of operations, liquidity and cash flows.

Our ratings were downgraded in July 2014 after the completion of the sale of the Fleet business and we may be subject to further actions: (i) if our business and financial results deteriorate significantly; (ii) based upon our decisions to use financial derivatives to hedge our mortgage servicing rights; (iii) if we are unable to put in place sources of liquidity to fund our business satisfactory to the rating agencies; (iv) based upon regulatory reviews, investigations, proceedings or other claims and enforcement actions that result in material monetary exposures and/or other negative consequences, among other factors.  We cannot predict the impact any further negative debt ratings actions may have on our cost of capital, ability to incur new indebtedness or refinance our existing indebtedness or ability to retain or secure customers.

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

We are currently subject to inquiries, requests for information, investigations, and proceedings as a result of our mortgage origination and servicing practices, including inquiries and requests for information from and investigations by regulators and attorneys general of certain states, the U.S. Department of Housing and Urban Development, the U.S. Attorney’s Office for the Southern and Eastern Districts of New York, the Committee on Oversight and Government Reform of the U.S. House of Representatives, and the U.S. Senate Judiciary Committee.  The Bureau of Consumer Financial Protection (the “CFPB”) has initiated an administrative proceeding alleging that our former reinsurance activities violated certain provisions of the Real Estate Settlement Procedures Act and other laws. We have received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) and the U.S. Attorney’s Office for the Southern and Eastern Districts of New York.  The HUD subpoenas request production of certain documents related to, among other things, our origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”).  The U.S. Attorney’s Office subpoena requests production of certain documents related to, among other things, foreclosure expenses that we incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac.  These matters are at varying procedural stages and the resolution of any of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us, payments made in settlement arrangements, as well as monetary payments or other agreements and obligations, any of which could have a material adverse effect on our business, financial position, results of operations, liquidity or cash flows.

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

We are monitoring a number of recent and pending changes to laws and regulations and other financial reform legislation that are expected to impact our Mortgage segments.  These developments include but are not limited to: (i) regulations from the Dodd-Frank Act, including the risk-retention requirements and definition of “qualified mortgages”; (ii) proposed changes to the infrastructures of Fannie Mae and Freddie Mac; and (iii) current rules proposed and adopted by the CFPB, including the implementation of changes to mortgage origination forms currently required under the Truth in Lending Act and Real Estate Settlement Procedures Act of 1974 to combined TILA-RESPA forms. Certain provisions of the Dodd-Frank Act and of pending legislation in the U.S. Congress may impact the operation and practices of Fannie Mae and Freddie Mac, and could reduce or eliminate the GSE’s ability to issue mortgage-backed securities, which would materially and adversely affect our businesses and could require us to fundamentally change our business model since we sell substantially all of our loans pursuant to GSE-sponsored programs.  These developments could also result in heightened federal regulation and oversight of our business activities and increase costs and potential litigation associated with our business activities.  The full impact these developments may have on our mortgage origination, servicing and securitization or structured finance transactions remains unclear.

We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae.

Our ability to generate revenues in our Mortgage Production and Servicing segments is highly dependent on programs administered by Fannie Mae, Freddie Mac, and Ginnie Mae that facilitate the issuance of mortgage-backed securities in the secondary market. These entities play a powerful role in the residential mortgage industry, and we have significant business relationships with them, including:

Production.  During 2013, 80% of our mortgage loan sales were sold to, or were sold pursuant to programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from our relationships with Fannie Mae, Freddie Mac and Ginnie Mae, including the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees, the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures and the use of mortgage warehouse facilities with Fannie Mae pursuant to which, as of December 31, 2013, we had total capacity of $3.0 billion, made up of $500 million of committed and $2.5 billion uncommitted capacity.

Servicing.  We service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae.  A majority of our mortgage servicing rights and loans serviced through subservicing agreements relate to these servicing activities. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards.

Our status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller/servicer is subject to compliance with each entity’s respective selling and servicing guidelines and failure to meet such guidelines could result in the unilateral termination of our status as an approved seller/servicer.  Failure to maintain our relationship with each of Fannie Mae, Freddie Mac and Ginnie Mae would materially and adversely affect our business, financial position, results of operations and cash flows.

Further, changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could require us to fundamentally change our business model in order to effectively compete in the market.  Congress has held hearings and received reports outlining the long-term strategic plan for, and various options for long-term reform of the U.S. housing finance market, including changes designed to reduce government support for housing finance and the winding down of Freddie Mac and Fannie Mae over a period of years.  Legislation, if enacted, or further regulation which curtails Freddie Mac and/or Fannie Mae’s activities and/or results in the wind down of these entities could impact the pricing of mortgage related assets in the secondary market, result in higher mortgage rates to borrowers, and have a resulting negative impact on mortgage origination volumes and margins across the mortgage industry, any one of which could have a negative impact on our Mortgage production business.  There is currently uncertainty with respect to the extent, if any, of such reform, and the long-term or short-term impacts of such changes on the housing market, and the related impacts on our operations.

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

Our private label business channel is substantially dependent upon a small number of client relationships, and account for 67% of our total closings for the year ended December 31, 2013.  In particular, Merrill Lynch Home Loans, a division of Bank of America, National Association, represented approximately 29% and Morgan Stanley Private Bank, N.A. represented 12% of our total closings for the year ended December 31, 2013.  Our agreement with Merrill Lynch Home Loans is scheduled to expire on December 31, 2015 and there can be no assurances that the agreement will be renewed on favorable terms, if at all. We are currently in discussions with Merrill Lynch Home Loans about the future structure of this relationship, including our involvement in their mortgage origination services.  The non-renewal of this arrangement would negatively impact our mortgage loan originations volume, and would adversely impact our Net revenues and Segment profit of our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations and cash flows.

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

Certain hedging strategies that we may use to manage risks associated with our assets, including mortgage loans held for sale, interest rate lock commitments, and mortgage servicing rights, may not be effective in mitigating those risks and could result in substantial losses that could exceed the losses that would have been incurred had we not used such hedging strategies.

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

Our hedging strategies, including our decisions whether to use financial derivatives to hedge our Mortgage servicing rights, may not be effective in mitigating the risks related to changes in interest rates and we may not have sufficient liquidity to exercise our strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses, and could result in losses in excess of what our losses would have been had we not used such hedging strategies. There have been periods, and it is likely that there will be periods in the future, during which we incur significant losses as a result of our hedging strategies. As stated earlier, the success of our interest rate risk management strategy and our replenishment strategies for our mortgage servicing rights are largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments, as well as our ability to successfully manage any capacity constraints in our mortgage production business and our ability to maintain sufficient liquidity to exercise these strategies. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes including, but not limited to, interest rates or prepayment speeds, we may incur losses that could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Historically, rising interest rates have generally been associated with a lower volume of loan originations and lower pricing margins in our Mortgage Production segment due to a disincentive for borrowers to refinance at a higher interest rate, while falling interest rates have generally been associated with higher loan originations and higher pricing margins, due to an incentive for borrowers to refinance at a lower interest rate. Our ability to generate Gain on mortgage loans, net in our Mortgage Production segment is significantly dependent on our level of saleable mortgage loan originations. Accordingly, increases in interest rates could materially and adversely affect our mortgage loan origination volume, which could have a material and adverse effect on our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations, liquidity or cash flows.  In addition, changes in interest rates may require us to post additional collateral under certain of our financing arrangements and derivative agreements which could impact our liquidity.

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

The industry in which we operate is highly competitive and many of our competitors have access to greater financial resources, lower funding costs and greater access to liquidity, which may place us at a competitive disadvantage.

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

For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2013 Form 10K.

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

A failure in or breach of our technology infrastructure or information protection programs, or those of our outsource providers, could result in the inadvertent disclosure of the confidential personal information of our customers, as well as the confidential personal information of the customers of our clients.  Any such failure or breach could have a material and adverse effect on our business, reputation, results of operations, financial position or cash flows.

Our business model and our reputation as a service provider to our clients are dependent upon our ability to safeguard the confidential personal information of our customers, as well as the confidential personal information of the customers of our clients.  Although we have put in place a comprehensive information security program that we monitor and update as needed, security breaches could occur through intentional or unintentional acts by individuals having authorized or unauthorized access to confidential information of our customers or the employees or customers of our clients which could potentially compromise confidential information processed and stored in or transmitted through our technology infrastructure.

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

Risks Related to our Common Stock

Our existing Convertible note series, and to the extent we issue any future securities, convertible into our Common stock and hedging activities may result in dilution of our stockholders or depress the trading price of our Common stock.

The voting power and ownership percentage of our stockholders will be diluted and the trading price of our Common stock could be substantially decreased if we issue any shares of our Common stock or securities convertible into our Common stock in the future, including the issuance of shares of Common stock upon conversion of any existing convertible notes or the issuance of shares of Common stock upon exercise or settlement of any outstanding share-based payment awards granted under our equity and incentive plans. In addition, the price of our Common stock could also be negatively affected by possible sales of our Common stock by investors who engage in hedging or arbitrage trading activity that we expect to develop involving our Common stock following the issuance of the convertible notes.

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

A change in control transaction or a fundamental change in our business may result in a number of significant cash outflows that could reduce the value of our businesses.  Further, certain provisions of our debt arrangements and the provisions of certain other agreements could discourage third parties from seeking to acquire us, could prevent or delay a transaction resulting in a change of control.

The net proceeds realized by our shareholders as the result of any change in control transaction or a fundamental change, may be negatively impacted as a result of required payments under our corporate term debt certain tax impacts or the potential termination of certain client relationships (if consents or waivers are not obtained), among other consequences.

The terms of certain of our Senior note and Convertible note debt agreements and indentures contain provisions that require us to offer to repurchase, for cash, all or a portion of the outstanding notes upon a change of control or fundamental change, as defined in such indentures.  Further, a change of control or fundamental change may constitute an event of default under certain of our debt agreements.  In addition, in the event of a make-whole fundamental change (as defined by the indentures governing our Convertible notes due 2014 and 2017), the conversion rate for the notes may, in some cases, be increased for a holder that elects to convert their notes in connection with such make-whole fundamental change.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of August, 2014.

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

2.1

Stock Purchase Agreement, dated as of June 2, 2014, between PHH Corporation and Element Financial Corporation (Certain of the schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but the Company undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request.)

Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 3, 2014.

2.2	Amendment No. 1, dated as of July 7, 2014, to the Stock Purchase Agreement, dated as of June 2, 2014, between PHH Corporation and Element Financial Corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 7, 2014.

10.1†	PHH Corporation 2014 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 29, 2014.

10.2†	PHH Corporation 2014 Non-Employee Directors Compensation Program.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 29, 2014.

10.3

Amended and Restated Credit Agreement, dated as of August 2, 2012 (as amended and restated as of May 30, 2014), among PHH Corporation, as borrower, the lenders referred to therein, Bank of America, N.A., Citibank, N.A., Manufacturers and Traders Trust Company, The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as syndication agents, Barclays Bank PLC, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 3, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

† Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.