Form 10-Q
period 2014-09-30
PHH CORP
filed 2014-11-05
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 29, 2014, 50,840,342 shares of PHH Common stock were outstanding.

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

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could”. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements concerning the following:

▪            the execution of our strategic priorities, including re-engineering our mortgage business, executing our growth strategies, and executing our capital structure initiatives;

▪            other potential acquisitions, dispositions, partnerships, joint ventures and changes in product offerings to achieve disciplined growth in our franchise platforms and to optimize our mortgage business;

▪            our expectations of the impacts of regulatory changes on our businesses;

▪            future origination volumes and loan margins in the mortgage industry;

▪            our belief that our mortgage servicing rights funding relationships will contribute positively to our cash flows;

▪            our expectations regarding the impacts of the shift in our volume to a greater mix of subserviced loans, including the impacts on our earnings and potential benefits to our capital structure;

▪            our belief that Fannie Mae and Freddie Mac are substantially complete with pre-2009 vintage mortgage loan repurchase and indemnification requests, as well as our expectations for future requests and associated reserves and provisions;

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

Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part II—Item 1A. Risk Factors” in this Form 10-Q and those factors described below:

▪             our ability to successfully re-engineer our mortgage business, re-negotiate our private label agreements, and implement changes to meet our operational and financial objectives;

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

▪             the effects of changes in, or our failure to comply with, laws and regulations, including mortgage- and real estate-related laws and regulations, changes in the status of government sponsored-entities and changes in state, federal and foreign tax laws and accounting standards;

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

▪             the ability to maintain our relationships with our existing clients, including our efforts to amend the terms of certain of our private label client agreements, and to establish relationships with new clients;

▪             the effects of competition in our business, including the impact of consolidation within the industry in which we operate and competitors with greater financial resources and broader product lines;

▪             the inability or unwillingness of any of the counterparties to our significant customer contracts or financing arrangements to perform their respective obligations under, or to renew on terms favorable to us, such contracts, or our ability to continue to comply with the terms of our significant customer contracts, including service level agreements;

▪             the impact of the failure to maintain our credit ratings, including the impact on our cost of capital and ability to incur new indebtedness or refinance our existing indebtedness, as well as on our current or potential customers’ assessment of our counterparty credit risk;

▪             the ability to obtain alternative funding sources for our mortgage servicing rights or to obtain financing (including refinancing and extending existing indebtedness) on acceptable terms, if at all, to finance our operations or growth strategies, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness and operate our business;

▪             any failure to comply with covenants or asset eligibility requirements under our financing arrangements;

▪             the effects of any failure in or breach of our technology infrastructure, or those of our outsource providers, or any failure to implement changes to our information systems in a manner sufficient to comply with applicable laws, regulations and our contractual obligations;  and

▪             the ability to attract and retain key employees.

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

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES
Mortgage fees	$64	$86	$170	$247
Gain on mortgage loans, net	69	109	200	493
Mortgage interest income	13	20	33	59
Mortgage interest expense	(31)	(47)	(104)	(143)
Mortgage net finance expense	(18)	(27)	(71)	(84)
Loan servicing income	110	116	335	312
Change in fair value of mortgage servicing rights	(84)	(74)	(215)	6
Net derivative gain (loss) related to mortgage servicing rights	—	—	26	(17)
Valuation adjustments related to mortgage servicing rights, net	(84)	(74)	(189)	(11)
Net loan servicing income	26	42	146	301
Other income	11	1	14	5
Net revenues	152	211	459	962
EXPENSES
Salaries and related expenses	120	140	336	416
Occupancy and other office expenses	12	12	37	37
Other depreciation and amortization	6	6	18	17
Other operating expenses	143	154	311	388
Total expenses	281	312	702	858
(Loss) income from continuing operations before income taxes	(129)	(101)	(243)	104
Income tax (benefit) expense	(44)	(38)	(89)	33
(Loss) income from continuing operations, net of tax	(85)	(63)	(154)	71
Income from discontinued operations, net of tax	303	17	273	49
Net income (loss)	218	(46)	119	120
Less: net income attributable to noncontrolling interest	3	6	5	30
Net income (loss) attributable to PHH Corporation	$215	$(52)	$114	$90
Basic earnings (loss) per share:
From continuing operations	$(1.64)	$(1.19)	$(2.83)	$0.73
From discontinued operations	5.64	0.29	4.86	0.85
Total attributable to PHH Corporation	$4.00	$(0.90)	$2.03	$1.58
Diluted earnings (loss) per share:
From continuing operations	$(1.64)	$(1.19)	$(2.83)	$0.64
From discontinued operations	5.64	0.29	4.86	0.74
Total attributable to PHH Corporation	$4.00	$(0.90)	$2.03	$1.38

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$218	$(46)	$119	$120
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(22)	4	(22)	(7)
Change in unrealized gains on available-for-sale securities, net	—	—	—	(1)
Total other comprehensive (loss) income, net of tax	(22)	4	(22)	(8)
Total comprehensive income (loss)	196	(42)	97	112
Less: comprehensive income attributable to noncontrolling interest	3	6	5	30
Comprehensive income (loss) attributable to PHH Corporation	$193	$(48)	$92	$82

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)

	September 30,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents	$1,451	$1,126
Restricted cash	47	27
Investment securities (at amortized cost)	250	—
Mortgage loans held for sale	721	834
Accounts receivable, net	672	630
Mortgage servicing rights	1,114	1,279
Property and equipment, net	38	51
Other assets	390	450
Assets held for sale	—	4,456
Total assets (1)	$4,683	$8,853

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$1,072	$583
Debt	1,580	2,024
Deferred taxes	309	687
Other liabilities	114	150
Liabilities held for sale	—	3,719
Total liabilities (1)	3,075	7,163
Commitments and contingencies (Note 12)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 50,840,342 shares issued and outstanding at September 30, 2014; 57,265,517 shares issued and outstanding at December 31, 2013	1	1
Additional paid-in capital	985	1,142
Retained earnings	599	507
Accumulated other comprehensive (loss) income	(6)	16
Total PHH Corporation stockholders’ equity	1,579	1,666
Noncontrolling interest	29	24
Total equity	1,608	1,690
Total liabilities and equity	$4,683	$8,853

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

(Unaudited)

(In millions)

(1)

The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle the obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$86	$94
Restricted cash	8	3
Mortgage loans held for sale	352	318
Accounts receivable, net	192	7
Property and equipment, net	1	2
Other assets	9	7
Assets held for sale (Note 2)	—	3,853
Total assets	$648	$4,284

LIABILITIES
Accounts payable and accrued expenses	$14	$16
Debt	442	289
Other liabilities	10	12
Liabilities held for sale (Note 2)	—	3,471
Total liabilities	$466	$3,788

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In millions, except share data)

	PHH Corporation Stockholders’ Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Nine Months Ended
September 30, 2014
Balance at December 31, 2013	57,265,517	$1	$1,142	$507	$16	$24	$1,690
Total comprehensive income (loss)	—	—	—	114	(22)	5	97
Stock compensation expense	—	—	6	—	—	—	6
Stock issued under share-based payment plans (includes $6 of excess tax benefit)	537,520	—	15	—	—	—	15
Repurchase of common stock	(6,962,695)	—	(178)	(22)	—	—	(200)
Conversion of Convertible notes	—	—	(4)	—	—	—	(4)
Recognition of deferred taxes related to Convertible notes	—	—	4	—	—	—	4
Balance at September 30, 2014	50,840,342	$1	$985	$599	$(6)	$29	$1,608

Nine Months Ended
September 30, 2013

Balance at December 31, 2012	56,975,991	$1	$1,127	$372	$26	$36	$1,562
Total comprehensive income (loss)	—	—	—	90	(8)	30	112
Distributions to noncontrolling interest	—	—	—	—	—	(41)	(41)
Stock compensation expense	—	—	6	—	—	—	6
Stock issued under share-based payment plans	256,465	—	1	—	—	—	1
Recognition of deferred taxes related to Convertible notes	—	—	3	—	—	—	3
Balance at September 30, 2013	57,232,456	$1	$1,137	$462	$18	$25	$1,643

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$119	$120
Adjustments to reconcile Net income to net cash provided by operating activities:
Net gain on sale of business	(243)	—
Capitalization of originated mortgage servicing rights	(76)	(209)
Net loss on mortgage servicing rights and related derivatives	189	11
Vehicle depreciation	596	912
Other depreciation and amortization	23	24
Origination of mortgage loans held for sale	(9,555)	(22,213)
Proceeds on sale of and payments from mortgage loans held for sale	9,845	23,772
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(162)	(459)
Deferred income tax (benefit) expense	(54)	54
Other adjustments and changes in other assets and liabilities, net	(27)	39
Net cash provided by operating activities	655	2,051
Cash flows from investing activities:
Investment in vehicles	(850)	(1,289)
Proceeds on sale of investment vehicles	201	254
Net cash received (paid) on derivatives related to mortgage servicing rights	22	(22)
Proceeds on sale of mortgage servicing rights	29	—
Proceeds from sale of business, net of cash transferred and transaction costs	1,090	—
Purchases of property and equipment	(11)	(22)
Purchases of certificates of deposit	(250)	—
(Increase) decrease in restricted cash	(78)	49
Purchases of restricted investments	—	(85)
Proceeds from sales and maturities of restricted investments	—	205
Other, net	6	2
Net cash provided by (used in) investing activities	159	(908)
Cash flows from financing activities:
Proceeds from secured borrowings	14,246	36,759
Principal payments on secured borrowings	(14,222)	(37,575)
Proceeds from unsecured borrowings	—	350
Principal payments on unsecured borrowings	(425)	(280)
Issuances of common stock	10	2
Repurchase of common stock	(200)	—
Cash paid for debt issuance costs	(14)	(26)
Distributions to noncontrolling interest	—	(41)
Other, net	(3)	(5)
Net cash used in financing activities	(608)	(816)
Effect of changes in exchange rates on Cash and cash equivalents	—	(1)
Net increase in Cash and cash equivalents	206	326
Cash and cash equivalents at beginning of period	1,245	829
Less: Cash balance of discontinued operations at end of period	—	(126)
Cash and cash equivalents at end of period	$1,451	$1,029

Supplemental Disclosure of Cash Flows Information:
Payments for debt retirement premiums	$22	$50

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

Effective on July 1, 2014, the Company sold its Fleet Management Services business and related fleet entities (collectively the “Fleet business”) to certain wholly owned subsidiaries of Element Financial Corporation.  The results of the Fleet business are presented as discontinued operations in the Condensed Consolidated Statements of Operations, and have been excluded from continuing operations and segment results for all periods presented.  The assets and liabilities of the Fleet business are presented as Assets held for sale and Liabilities held for sale in the Condensed Consolidated Balance Sheets at December 31, 2013.  The cash flows and comprehensive income related to the Fleet business have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income, respectively, for all periods presented.  Amounts related to the Fleet business are excluded from the Notes to Condensed Consolidated Financial Statements unless otherwise noted.  See Note 2, “Discontinued Operations” for additional information.

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

Changes in Accounting Policies

Income Taxes. In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  This update to the income tax guidance clarifies the diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This update requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset or as a liability to the extent the entity cannot or does not intend to use the deferred tax asset for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

such purpose.  The Company adopted the new accounting guidance effective January 1, 2014 and applied the guidance prospectively to all unrecognized tax benefits that existed as of the effective date. The adoption of the guidance did not have a material impact on the Company’s financial statements.

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

In August 2014, the FASB issued ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure” which requires, if certain conditions are met, an entity to derecognize a mortgage loan with a government guarantee upon foreclosure and to recognize a separate other receivable.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The accounting changes in this Update are effective for the first interim and annual periods beginning after December 15, 2014 using the same transition method elected under ASU 2014-04 noted above.  Early adoption is permitted if ASU 2014-04 has already been adopted.   The Company is currently evaluating the impact of adopting this new standard.

Presentation of Financial Statements.  In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  Under the new guidance, only disposals of a component of an entity that represent a major strategic shift on an entity’s operations and financial results shall be reported in discontinued operations.  The guidance also requires the presentation as discontinued operations for an entity that, on acquisition, meets the criteria to be classified as held for sale.  In addition, the update expands disclosures for discontinued operations, requires new disclosures regarding disposals of an individually significant component of an entity that does not qualify for discontinued operations presentation and expands disclosures about an entity’s significant continuing involvement with a discontinued operation. The update requires the Company to apply the amendments prospectively to all components of an entity that are disposed of or classified as held for sale and to all businesses that, on acquisition, are classified as held for sale within interim and annual periods beginning on or after December 15, 2014.  The Company did not elect to early adopt this guidance with respect to the disposal of the Fleet business.  The Company will evaluate the impact of this standard related to the accounting for future disposal transactions.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” which requires an entity’s management, at each annual and interim reporting period, to evaluate the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide enhanced footnote disclosures surrounding any uncertainties and management’s evaluation of the uncertainties.  Management’s evaluation should be based on relevant conditions and events that are known at the date financial statements are issued.  The amendments in this Update are effective for the first interim and annual periods beginning after December 15, 2016. Early adoption is permitted.  This new standard enhances disclosure requirements but will not impact the Company’s financial position, results of operations or cash flows.

Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The objective of the guidance is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS.  The Amendment supersedes most current revenue recognition guidance, including industry-specific guidance. The Amendment also enhances disclosure requirements around revenue recognition and the related cash flows.  The guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2016.  Early adoption is not permitted.  The Company is currently evaluating the impact of adopting this new standard.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transfers of Financial Assets.  In June 2014, the FASB issued limited amendments to ASC 860, “Transfers and Servicing” through the issuance of ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  The update requires entities to account for repurchase-to-maturity transactions as secured borrowings, and eliminates the accounting guidance on linked repurchase financing transactions.  In addition, the update expands disclosure requirements related to certain transfers of financial assets accounted for as financings and accounted for as sales.  This guidance is effective for the first interim and annual periods beginning after December 15, 2014.  Early adoption is not permitted.  The amendments are to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption.  The Company does not expect the adoption of this new standard to have a material impact on its financial statements.

Share-Based Payments.  In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition, rather than being reflected in estimating the grant-date fair value of the award.  The amendments are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. Entities may apply the amendments in this update either prospectively or retrospectively. The Company does not expect the adoption of this new standard to have an impact on its financial statements.

Accounting Policies

Investment Securities

Investment securities represent investments in fixed and floating rate financial instruments with maturities greater than three months and up to twelve months at the time of purchase. They are classified as held-to-maturity and recorded at amortized cost.  As of September 30, 2014, Investment securities represent certificates of deposit with 2-months to maturity, and the carrying value approximates fair value due to the short-term nature of the investments.

2. Discontinued Operations

During the second quarter of 2014, the Company entered into a definitive agreement to sell its Fleet Management Services business and related fleet entities (collectively the “Fleet business”) to Element Financial Corporation for a purchase price of $1.4 billion. The sale was completed effective on July 1, 2014.

The results of discontinued operations are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Net revenues	$—	$404	$820	$1,205
Total expenses	—	377	774	1,129
Income before income taxes(1)	—	27	46	76
Income tax expense(1)	—	10	16	27
Gain from sale of discontinued operations, net of tax	303	—	243	—
Income from discontinued operations, net of tax	$303	$17	$273	$49

———————

(1)       Represents the results of the Fleet business.

The Gain from sale of discontinued operations, net of tax for the three and nine months ended September 30, 2014 includes a gain of $22 million resulting from the reclassification of currency translation adjustments from Accumulated other comprehensive income as discussed further in Note 14, “Accumulated Other Comprehensive Income”.  The income tax expense related to the Gain on sale of discontinued operations was $183 million and $228 million for the three and nine months ended September 30, 2014, respectively.  For the nine months ended September 30, 2014, the $228 million income tax expense related to the gain includes $52 million of expense associated with the earnings of Canadian subsidiaries that were previously considered to be indefinitely invested.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon the classification of these entities as held for sale during the second quarter of 2014, the accumulated earnings were no longer deemed to be indefinitely invested and the Company recognized expense related to the cumulative earnings of such Canadian subsidiaries.

The Company and Element Financial Corporation entered into a transition services arrangement, whereby the Company will perform certain administrative or overhead functions for a period of one year or less, in exchange for a fee.  Revenues associated with the transition services agreement are included in Other income in the Condensed Consolidated Statements of Income.  Costs incurred by the Company to provide such transition services are included primarily in Other operating expenses and billed to Element Financial Corporation based upon the terms of the transition services agreement.  The Company will have no continuing involvement in the operations, results or cash flows of the Fleet business.

Assets and liabilities classified as held for sale related to the Fleet business and consisted of the following:

December 31,
2013
(In millions)
ASSETS
Cash	$119
Restricted cash	207
Accounts receivable, net	351
Net investment in fleet leases	3,653
Property and equipment, net	24
Goodwill	25
Other assets	77
Total assets held for sale(1)	$4,456

LIABILITIES
Accounts payable and accrued expenses	$223
Debt	3,481
Other liabilities	15
Total liabilities held for sale(1)	$3,719

———————

(1)          Includes assets and liabilities of variable interest entities as follows:

December 31,
2013
(In millions)
Chesapeake and D.L. Peterson Trust:
Total assets held for sale	$3,202
Total liabilities held for sale	2,868

FLRT and PHH Lease Receivables LP:
Total assets held for sale	$651
Total liabilities held for sale	603

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the third quarter of 2014, as discussed in Note 13, “Stock-Related Matters”, the Company entered into two separate Accelerated Share Repurchase agreements to repurchase an aggregate of $200 million of PHH’s Common stock.  The initial delivery of shares resulted in an immediate 6,962,695 reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings or loss per share on the effective date of the agreement.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of any contingently issuable securities where the contingency has not been met and the effect of securities that would be anti-dilutive.  Anti-dilutive securities may include:

▪                  outstanding stock-based compensation awards representing shares from restricted stock units and stock options;

▪                  stock assumed to be issued related to convertible notes; and

▪                  sold warrants related to the Company’s Convertible notes due 2014.

The computation also excludes shares related to the issuance of the Convertible notes due 2014 and the related purchased options as they were required to be settled in cash, which matured and expired, respectively, on September 1, 2014. Shares associated with anti-dilutive securities are outlined in the table below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions, except share and per share data)
(Loss) income from continuing operations, net of tax	$(85)	$(63)	$(154)	$71
Less: net income attributable to noncontrolling interest	3	6	5	30
Net (loss) income from continuing operations attributable to PHH Corporation	(88)	(69)	(159)	41
Income from discontinued operations, net of tax	303	17	273	49
Net income (loss) attributable to PHH Corporation	$215	$(52)	$114	$90

Weighted-average common shares outstanding — basic	53,781,049	57,383,139	56,307,165	57,318,131
Effect of potentially dilutive securities:
Share-based payment arrangements(1)	—	—	—	207,572
Conversion of debt securities	—	—	—	7,977,723
Weighted-average common shares outstanding — diluted	53,781,049	57,383,139	56,307,165	65,503,426

Basic earnings (loss) per share:
From continuing operations	$(1.64)	$(1.19)	$(2.83)	$0.73
From discontinued operations	5.64	0.29	4.86	0.85
Total attributable to PHH Corporation	$4.00	$(0.90)	$2.03	$1.58

Diluted earnings (loss) per share:
From continuing operations	$(1.64)	$(1.19)	$(2.83)	$0.64
From discontinued operations	5.64	0.29	4.86	0.74
Total attributable to PHH Corporation	$4.00	$(0.90)	$2.03	$1.38

———————

(1)          Represents incremental shares from restricted stock units and stock options.

The following table summarizes anti-dilutive securities excluded from the computation of dilutive shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Outstanding stock-based compensation awards(1)	1,575,780	2,037,307	1,575,780	688,338
Assumed conversion of debt securities	8,794,619	8,274,740	9,124,934	—

———————

(1)          For both the three and nine months ended September 30, 2014, excludes 619,398 shares that are contingently issuable for which the contingency has not been met.

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

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the portfolio associated with loans subserviced for others.  The total servicing portfolio was $226.0 billion and $226.8 billion, as of September 30, 2014 and December 31, 2013, respectively.  Mortgage servicing rights (“MSRs”) recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

Beginning in the fourth quarter of 2013, the Company has agreements to sell a portion of its newly-created Mortgage servicing rights to third parties, and will have continuing involvement as subservicer.  During the nine months ended September 30, 2014, sales with a fair value of $26 million were completed under the terms of these arrangements.  As of September 30, 2014, the Company had commitments to sell servicing rights related to $743 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans.  The Company also has commitments to sell servicing rights related to $1.1 billion of unpaid principal balance of mortgage loans with a fair value of $13 million that were included in the capitalized servicing portfolio as of September 30, 2014.

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Nine Months Ended
	September 30,
	2014	2013
	(In millions)
Balance, beginning of period	$129,145	$140,381
Additions	6,986	19,031
Payoffs, sales and curtailments	(16,330)	(28,254)
Balance, end of period	$119,801	$131,158

The activity in capitalized MSRs consisted of:

	Nine Months Ended
	September 30,
	2014	2013
	(In millions)
Balance, beginning of period	$1,279	$1,022
Additions	76	209
Sales	(26)	—
Changes in fair value due to:
Realization of expected cash flows	(118)	(220)
Changes in market inputs or assumptions used in the valuation model	(97)	226
Balance, end of period	$1,114	$1,237

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The value of MSRs is driven by the net positive cash flows associated with servicing activities. These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Servicing fees from capitalized portfolio	$88	$95	$270	$294
Late fees	5	5	13	14
Other ancillary servicing revenue	6	12	22	31

As of September 30, 2014 and December 31, 2013, the MSRs had a weighted-average life of 6.1 years and 6.5 years, respectively.  See Note 15, “Fair Value Measurements” for additional information regarding the valuation of MSRs.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Nine Months Ended
	September 30,
	2014	2013
	(In millions)
Proceeds from new loan sales or securitizations	$7,205	$19,401
Servicing fees from capitalized portfolio(1)	270	294
Purchases of delinquent or foreclosed loans (2)	(24)	(50)
Servicing advances (3)	(1,507)	(1,003)
Repayment of servicing advances (3)	1,487	946

(1)              Excludes late fees and other ancillary servicing revenue.

(2)              Excludes indemnification payments to investors and insurers of the related mortgage loans.

(3)              As of September 30, 2014 and December 31, 2013, outstanding servicing advance receivables of $573 million and $565 million, respectively, were included in Accounts receivable, net. The servicing advance cash flows above include advances and repayments related to the total loan servicing portfolio.

During the three and nine months ended September 30, 2014, pre-tax gains of $73 million and $218 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2013, pre-tax gains of $214 million and $642 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

5.  Derivatives

Derivative instruments and the risks they manage are as follows:

▪                  Forward delivery commitments—Related to interest rate and price risk for Mortgage loans held for sale and interest rate lock commitments

▪                  Option contracts—Related to interest rate and price risk for Mortgage loans held for sale and interest rate lock commitments

▪                  MSR-related agreements—Related to interest rate risk for Mortgage servicing rights

Derivative instruments are recorded in Other assets and Other liabilities in the Condensed Consolidated Balance Sheets.  The Company does not have any derivative instruments designated as hedging instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gross notional amount of derivatives:

	September 30,	December 31,
	2014	2013
	(In millions)
Notional amounts:
Interest rate lock commitments	$1,363	$1,378
Forward delivery commitments	4,769	4,527
Option contracts	100	190
MSR-related agreements	4,011	860
Convertible note-related agreements(1)	—	—

(1)              As of December 31, 2013, the notional amount of derivative instruments underlying the Convertible-note related agreements was 9.6881 million shares of the Company’s Common stock related to the issuance of the Convertible notes due 2014.  These instruments expired in September 2014, consistent with the repayment date of the Convertible note series.

The following tables presents the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	September 30, 2014

	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$3	$(3)	$—	$—
MSR-related agreements	28	—	(25)	3
Derivative assets subject to netting	31	(3)	(25)	3
Not subject to master netting arrangements:
Interest rate lock commitments	21	—	—	21
Forward delivery commitments	3	—	—	3
Derivative assets not subject to netting	24	—	—	24
Total derivative assets	$55	$(3)	$(25)	$27

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$4	$(3)	$—	$1
Not subject to master netting arrangements:
Forward delivery commitments	1	—	—	1
Total derivative liabilities	$5	$(3)	$—	$2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013

	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$22	$(13)	$(8)	$1
MSR-related agreements	4	(4)	—	—
Derivative assets subject to netting	26	(17)	(8)	1
Not subject to master netting arrangements:
Interest rate lock commitments	23	—	—	23
Forward delivery commitments	4	—	—	4
Option contracts	2	—	—	2
Convertible note-related agreements	16	—	—	16
Derivative assets not subject to netting	45	—	—	45
Total derivative assets	$71	$(17)	$(8)	$46

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$8	$(13)	$5	$—
MSR-related agreements	—	(4)	5	1
Derivative liabilities subject to netting	8	(17)	10	1
Not subject to master netting arrangements:
Interest rate lock commitments	1	—	—	1
Forward delivery commitments	2	—	—	2
Convertible note-related agreements	16	—	—	16
Derivative liabilities not subject to netting	19	—	—	19
Total derivative liabilities	$27	$(17)	$10	$20

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Gain on mortgage loans, net:
Interest rate lock commitments	$63	$136	$232	$405
Forward delivery commitments	—	(22)	(59)	217
Option contracts	—	(1)	(3)	17
Net derivative gain (loss) related to mortgage servicing rights:
MSR-related agreements	—	—	26	(17)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Other Assets

Other assets consisted of:

	September 30,	December 31,
	2014	2013
	(In millions)
Mortgage loans in foreclosure, net	$166	$172
Repurchase eligible loans(1)	80	94
Real estate owned, net	51	51
Equity method investments	35	37
Derivatives	27	46
Deferred financing costs	17	26
Other	14	24
Total	$390	$450

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

7.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2014	2013
	(In millions)
Income taxes payable(1)	$477	$—
Subservicing advance liabilities	333	302
Accounts payable	94	98
Repurchase eligible loans	80	94
Accrued payroll and benefits	76	62
Accrued interest	10	26
Other	2	1
Total	$1,072	$583

(1)              As of September 30, 2014, the balance reflects tax liabilities associated with the disposition of the Fleet business that were partially offset by a benefit for income taxes related to the loss from continuing operations during 2014.

8.  Other Liabilities

Other liabilities consisted of:

	September 30,	December 31,
	2014	2013
	(In millions)
Loan repurchase and indemnification liability	$68	$100
Litigation and regulatory reserves	23	2
Pension and other post employment benefits liability	5	7
Derivatives	2	20
Capital lease obligation	2	7
Other	14	14
Total	$114	$150

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	September 30, 2014		December 31, 2013
		Wt. Avg-		Wt. Avg-
		Interest		Interest
	Balance	Rate(1)	Balance	Rate(1)
	(In millions)
Committed warehouse facilities	$625	2.2%	$709	2.1%
Uncommitted warehouse facilities	—	—%	—	—%
Servicing advance facility	118	2.7%	66	2.7%
Mortgage Asset-Backed Debt	743		775
Term notes	625	6.8%	795	7.3%
Convertible notes(2)	212	6.0%	454	5.0%
Unsecured credit facilities	—	—%	—	—%
Unsecured Debt	837		1,249
Total	$1,580		$2,024

(1)              Represents the weighted-average stated interest rate of outstanding debt as of the respective date, which may be different from the effective rate due to the amortization of premiums, discounts and issuance costs.  Facilities are variable-rate, except for the Unsecured Term notes and Convertible notes which are fixed-rate.

(2)              Balance is net of unamortized discounts of $33 million and $46 million as of September 30, 2014 and December 31, 2013, respectively.  The effective interest rate of the Convertible notes is 13.0%, which includes the accretion of the discount and issuance costs.

Assets held as collateral that are not available to pay the Company’s general obligations as of September 30, 2014 consisted of:

		Servicing
	Warehouse	Advance
	Facilities	Facility
	(In millions)
Restricted cash	$6	$4
Accounts receivable	—	172
Mortgage loans held for sale (unpaid principal balance)	662	—
Total	$668	$176

The following table provides the contractual debt maturities as of September 30, 2014:

	Mortgage
	Asset-Backed	Unsecured
	Debt	Debt(1)	Total
	(In millions)
Within one year	$714	$—	$714
Between one and two years	25	—	25
Between two and three years	4	245	249
Between three and four years	—	—	—
Between four and five years	—	275	275
Thereafter	—	350	350
	$743	$870	$1,613

(1)              Maturities of convertible notes have been reflected based on the contractual maturity date.  Under certain circumstances prior to the contractual maturity date, the convertible notes may be converted. If this happens, the principal portion of the notes would be due in cash and the conversion premium, if any, may be settled in cash or shares at the Company’s election.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capacity under all borrowing agreements is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. Available capacity under asset-backed funding arrangements may be further limited by asset eligibility requirements. Available capacity under committed borrowing arrangements as of September 30, 2014 consisted of:

			Maximum
	Maximum	Utilized	Available
	Capacity	Capacity	Capacity
	(In millions)
Mortgage Asset-Backed Debt:
Committed warehouse facilities	$2,075	$625	$1,450
Servicing advance facility	155	118	37
Unsecured credit facilities	5	—	5

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

In the first quarter of 2014, PHH Servicer Advance Receivables Trust (“PSART”), a special purpose bankruptcy remote trust was formed for the purpose of issuing asset-backed notes secured by servicing advance receivables.   PSART was consolidated as a result of the determination that the Company is the primary beneficiary of the variable interest entity, as discussed in Note 16, “Variable Interest Entities”.  On March 10, 2014, PSART issued variable funding notes with an aggregate maximum principal amount of $130 million.  Upon closing, a portion of the proceeds were used to repay the outstanding balance of the Fannie Mae Servicing advance facility. The notes have a revolving period through March 9, 2015 and the final maturity of the notes is March 15, 2017.  On May 29, 2014, the PSART facility was increased by $25 million to provide a total aggregate maximum principal borrowing capacity of $155 million.

On June 20, 2014, the committed variable-rate mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital LLC were reduced by $100 million to $575 million and renewed for an additional year.  The expiration of the facilities is based on a 364-day rolling term and may continue, at CSFB’s option, until the stated expiration of June 17, 2016.

On June 20, 2014, the Company extended the term of the $250 million of committed and $250 million of uncommitted capacity with The Royal Bank of Scotland plc to June 19, 2015.

On October 9, 2014, the committed mortgage repurchase facility with Bank of America was extended to November 7, 2014, and the total committed capacity was reduced from $400 million to $300 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unsecured Debt

Convertible Notes

On September 1, 2014, the Company retired the $250 million 4% Convertible notes due 2014 at their maturity date.  In connection with the issuance of the Notes, the Company entered into two related derivatives.  The purchased options expired with the Notes on September 1, 2014, and the warrants gradually expire between December 1, 2014 and May 2015 and have an exercise price of $34.74 per share.

As of September 30, 2014, the only outstanding Convertible notes were $245 million of 6.0% Convertible notes with a maturity date of June 15, 2017.  Holders of the Convertible notes due 2017 may convert all or any portion of the notes, at their option, prior to December 15, 2016 only upon the occurrence of certain triggering events related to (i) the price of the notes, (ii) the price of the Company’s Common stock, or (iii) upon the occurrence of specified corporate events.  Holders of the Convertible notes due 2017 may also convert all or any portion of the notes at any time, at their option from December 15, 2016 through the third scheduled trading day immediately preceding the maturity date. Upon conversion, the principal amount of the converted notes is payable in cash and the Company will pay or deliver (at its election): (i) cash; (ii) shares of the Company’s Common stock; or (iii) a combination of cash and shares of the Company’s Common stock; to settle amounts due if the conversion value exceeds the principal of the converted notes.   As of September 30, 2014, the if-converted value exceeded the principal amount of the notes by $183 million, and the notes met the requirements for conversion.  In the third quarter of 2014, $5 million of the notes were converted and settled for $9 million in cash which included a $4 million premium.

Term Notes

On August 7, 2014, the Company redeemed its $170 million Senior Notes due 2016. The redemption of the notes was completed for $199 million of cash, which included debt retirement premiums of $22 million and accrued and unpaid interest of $7 million.  A pre-tax loss of $24 million was recorded in Other operating expenses in the Condensed Consolidated Statements of Operations related to the early repayment of the notes.

Credit Facilities

On July 7, 2014, the Amended and Restated Credit Agreement which provided the Company with up to $300 million of aggregate commitments was voluntarily terminated in order to facilitate the closing of the sale of the Fleet Business.

Debt Covenants

Certain debt arrangements require the maintenance of certain financial ratios and contain other affirmative and negative covenants, termination events, and other restrictions, including, but not limited to, covenants relating to material adverse changes, consolidated net worth, liquidity, profitability, and available mortgage warehouse borrowing capacity maintenance, restrictions on indebtedness of the Company and its material subsidiaries, mergers, liens, liquidations, and restrictions on certain types of payments, including dividends and stock repurchases. Certain other debt arrangements, including the Fannie Mae committed facility, contain provisions that permit the Company or the counterparty to terminate the arrangement upon the occurrence of certain events.

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

As of September 30, 2014, the Company was in compliance with all financial covenants related to its debt arrangements.

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

The following table and discussion summarizes items that significantly impacted Income tax expense or benefit from continuing operations and increased (decreased) the effective tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
State and local income taxes, net of federal tax benefits	$(2)	$(4)	$(7)	$5
Liabilities for income tax contingencies	3	—	3	—
Changes in rate and state apportionment factors	(5)	—	(4)	(1)
Changes in valuation allowance	8	1	7	2
Noncontrolling interest	(1)	(2)	(2)	(11)

State and local income taxes, net of federal tax benefits. Represents the impact to the effective tax rate from the pre-tax income or loss as well as the mix of income or loss from the operations by entity and state income tax jurisdiction.  The effective state tax rate for the nine months ended September 30, 2014 was lower compared to 2013.

Liabilities for income tax contingencies. Represents the impact to the effective tax rate from changes in the liabilities for income tax contingencies associated with new uncertain tax positions taken during the period or the resolution and settlement of prior uncertain tax positions with various taxing authorities.  During the three and nine months ended September 30, 2014, the change was primarily driven by state tax filing positions expected to be taken related to the sale of the Fleet business.

Changes in rate and apportionment factors.  Represents the impact to the effective tax rate from deferred tax items for changes in apportionment factors and tax rate.  For the three and nine months ended September 30, 2014, the amount represents the impact of applying statutory changes to apportionment weight, apportionment sourcing and corporate income tax rates that were enacted by various states.

Changes in valuation allowance.  Represents the impact to the effective tax rate from state loss carryforwards generated during the year and certain cumulative non-loss deferred tax assets for which the Company believes it is more likely than not that the amounts will not be realized. For the three and nine months ended September 30, 2014, the amount was driven by items impacted by the change in composition of the subsidiaries included in state returns from the sale of the Fleet business and state tax losses generated by the mortgage business.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred tax assets and liabilities represent the basis differences between assets and liabilities measured for financial reporting versus for income-tax returns purposes.  The following table summarizes the significant components of deferred tax assets and liabilities:

	September 30,	December 31,
	2014	2013
	(In millions)
Deferred tax assets:
Accrued liabilities, provisions for losses and deferred income	$59	$72
Federal loss carryforwards and credits	—	415
State loss carryforwards and credits	31	46
Alternative minimum tax credit carryforward	—	22
Other	2	2
Gross deferred tax assets	92	557
Valuation allowance	(32)	(26)
Deferred tax assets, net of valuation allowance	60	531
Deferred tax liabilities:
Originated mortgage servicing rights	256	311
Purchased mortgage servicing rights	113	107
Depreciation and amortization	—	800
Deferred tax liabilities	369	1,218
Net deferred tax liability	$309	$687

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	September 30,	December 31,
	2014	2013
	(In millions)
Loan Servicing Portfolio Composition
Owned	$120,868	$130,494
Subserviced	105,168	96,343
Total	$226,036	$226,837
Conventional loans	$193,625	$191,916
Government loans	28,007	29,200
Home equity lines of credit	4,404	5,721
Total	$226,036	$226,837
Weighted-average interest rate	3.9%	4.0%

	September 30, 2014		December 31, 2013
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	2.38%	1.75%	2.43%	1.82%
60 days	0.82	0.60	0.83	0.62
90 or more days	0.99	0.76	1.08	0.90
Total	4.19%	3.11%	4.34%	3.34%
Foreclosure/real estate owned(2)	2.29%	2.12%	2.46%	2.36%

(1)      Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)      As of September 30, 2014 and December 31, 2013, the total servicing portfolio included 21,911 and 24,892 of loans in foreclosure with an unpaid principal balance of $4.2 billion and $4.7 billion, respectively.

Repurchase and Foreclosure-Related Reserves

Representations and warranties are provided to investors and insurers on a significant portion of loans sold, and are also assumed on purchased mortgage servicing rights.  In the event of a breach of these representations and warranties, the Company may be required to repurchase the mortgage loan or indemnify the investor against loss.  If there is no breach of a representation and warranty provision, there is no obligation to repurchase the loan or indemnify the investor against loss.  In limited circumstances, the full risk of loss on loans sold is retained to the extent the liquidation of the underlying collateral is insufficient. In some instances where the Company has purchased loans from third parties, it may have the ability to recover the loss from the third party originator.  Repurchase and foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and for on-balance sheet loans in foreclosure and real estate owned.

During October 2014, the Company entered into a resolution agreement with Fannie Mae to resolve substantially all outstanding and certain future repurchase and makewhole requests related to the sale of mortgage loans that were originated and delivered prior to July 1, 2012.   The resolution agreement does not cover loans with excluded defects, which include but are not limited to, loans with certain title issues or with violations of law.  The resolution amount was fully reserved for as of September 30, 2014.  See Note 18, “Subsequent Events” for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Nine Months Ended
	September 30,
	2014	2013
	(In millions)
Balance, beginning of period	$142	$191
Realized losses	(46)	(52)
Increase in reserves due to:
Changes in assumptions	2	26
New loan sales	5	15
Balance, end of period	$103	$180

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum exposure to representation and warranty provisions exceeds the amount of loans in the capitalized portfolio of $119.8 billion; however, the maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of September 30, 2014, $196 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 13% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of September 30, 2014 and December 31, 2013, liabilities for probable losses related to repurchase and indemnification obligations of $68 million and $100 million, respectively, are included in Other liabilities in the Condensed Consolidated Balance Sheets. The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate in defending against requests, estimated insurance claim proceeds and denials and estimated loss severities on repurchases and indemnifications.

While the Company uses the best information available in estimating the liability, actual experience can vary significantly from the assumptions as the estimation process is inherently uncertain.  The liability for loan repurchases and indemnifications does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of September 30, 2014, the estimated amount of reasonably possible losses in excess of the recorded liability was $20 million which relates to the Company’s estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on an expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.  The Company’s estimate of reasonably possible losses does not represent probable losses and does not include an estimate for any losses related to loans with excluded defects from origination years where the Agencies have substantially completed or resolved their file reviews.  Excluded defects include, but are not limited to, loans with certain title defects or with violations of law.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans in Foreclosure and Real Estate Owned

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
	2014	2013
	(In millions)
Mortgage loans in foreclosure(1)	$181	$192
Allowance for probable foreclosure losses	(15)	(20)
Mortgage loans in foreclosure, net	$166	$172
Real estate owned	$71	$73
Adjustment to value for real estate owned	(20)	(22)
Real estate owned, net	$51	$51

(1)    Includes $130 million and $118 million of recoverable advances as of September 30, 2014 and December 31, 2013, respectively.

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

Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible losses cannot be estimated for all matters.  For matters where the Company can estimate the range, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $20 million as of September 30, 2014.

As of September 30, 2014, the Company’s recorded reserves associated with legal and regulatory contingencies were $23 million and there can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves.  As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

The following are descriptions of the Company’s significant legal and regulatory matters, which may involve loss contingencies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies Involving Mortgage Origination and Servicing Practices

PHH Mortgage Corporation, a wholly-owned subsidiary of the Company, is the defendant in a lawsuit initiated in 2012 in the Superior Court of California, Yuba County, by a borrower with a loan that has been serviced by the Company.  The lawsuit includes allegations of breach of contract, negligence and intentional misrepresentation.  In July 2014, the jury issued a verdict in favor of the borrower, awarding compensatory damages of approximately $0.5 million and punitive damages of $15.7 million, resulting in an exposure of $16.2 million.  In October 2014, the Court granted the Company’s motion for judgment notwithstanding the verdict on most of the borrower’s claims, reducing the judgment to an insignificant amount.  The recorded liability for probable losses related to this matter as of September 30, 2014 was not significant. There can be no assurance, however, that the ultimate resolution of this matter will not result in losses in excess of the Company’s recorded reserves in light of the fact that the borrower has not yet responded to the Court’s recent order.

The Company has undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators (the “MMC”) and such regulators have alleged various violations of federal and state laws related to the Company’s mortgage servicing practices prior to July 2011.  In October 2014, the Company met with the MMC, along with representatives of certain state Attorneys General and the CFPB, to formally review the MMC’s examination findings and the Company’s response.  In order to resolve the findings and in exchange for a release of certain enforcement actions, the MMC has proposed that the Company enter into a Settlement Agreement and Consent Order that includes adoption of national servicing standards, payments to certain borrowers nationwide whose loans went into foreclosure during a stated period of time, other consumer relief and administrative penalties.  While the Company continues to believe it has meritorious defenses to the findings, the Company has indicated its willingness to adopt the servicing standards set out in the MMC’s proposal with certain caveats and continues discussions on other aspects of the proposal.

The Company has not yet been informed of the amount of payments sought for relief or penalties under the proposed agreement with the MMC and there can be no assurance that a settlement will be reached.   There can be no assurance that the ultimate resolution of this matter will not result in losses in excess of the Company’s recorded reserves, and any such losses could be material to the Company’s results of operations, cash flows or financial position. The Company has recorded an estimate for the probable losses in connection with the matter as of September 30, 2014.

The Company has also received inquiries and requests for information from, and is subject to investigations by, regulators and attorneys general of certain states, the U.S. Department of Housing and Urban Development, the U.S. Attorney’s Offices for the Southern and Eastern Districts of New York, the Committee on Oversight and Government Reform of the U.S. House of Representatives and the U.S. Senate Judiciary Committee, requesting information as to the Company’s mortgage origination and servicing practices, including its foreclosure processes and procedures.

The Company has received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) and the U.S. Attorney’s Offices for the Southern and Eastern Districts of New York. The HUD subpoenas request production of certain documents related to, among other things, the Company’s origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”).  The U.S. Attorney’s Offices subpoenas requested production of certain documents related to, among other things, foreclosure expenses that we incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac and loans sold pursuant to programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae.

The Company believes it has meritorious defenses to these various allegations.  However, there can be no assurance that claims or litigation will not arise from these inquiries, or similar inquiries by other governmental authorities, or that fines, penalties or increased legal costs will not be incurred in connection with these matters.

In addition, in October 2014 the Company received a document subpoena from the Office of the Inspector General of the Federal Housing Financing Agency (the “FHFA”) requesting production of certain documents related to, among other things, our origination, underwriting and quality control processes for loans sold to Fannie Mae and Freddie Mac.  While the FHFA, as regulatory and conservator for Fannie Mae and Freddie Mac, does not have regulatory authority over the Company or its subsidiaries, there can be no assurance that Fannie Mae and/or Freddie Mac will not assert additional claims as a result of this inquiry.

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

CFPB Investigation

In January 2014, the Bureau of Consumer Financial Protection (the “CFPB”) initiated an administrative proceeding alleging that the Company’s reinsurance activities, including its mortgage insurance premium ceding practices, have violated certain provisions of the Real Estate Settlement Procedures Act (“RESPA”) and other laws enforced by the CFPB.  The administrative hearing on this matter has concluded and the final ruling of the administrative law judge is pending.  Through its reinsurance subsidiaries, the Company assumed risk in exchange for premiums ceded from primary mortgage insurance companies.  The Company did not provide reinsurance on loans originated after 2009.

The Company believes that it has complied with RESPA and other laws applicable to its former mortgage reinsurance activities, and is continuing to vigorously defend against the CFPB’s allegations.  Given the nature of this proceeding and the related allegations, the Company cannot estimate the amount of loss or a range of possible losses, if any, and there can be no assurance that the ultimate resolution of this matter will not result in losses, which could be material to the Company’s results of operations, cash flows or financial position.

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

Indemnification from Sale of Business

In connection with the sale of the Fleet business, which became effective on July 1, 2014, the Company has indemnified Element Financial Corporation against certain liabilities that may arise in connection with the transaction and business activities prior to the completion of the transaction.  The term of these indemnifications, which generally pertain to breaches by the Company of representations and warranties or covenants under the purchase agreement, is generally through March 31, 2016, except that the term of the indemnifications for breaches of certain fundamental representations and warranties or its covenants or excluded liabilities is generally through the expiration of the applicable statute of limitations or, with respect to covenants to be performed after closing, the date performance is fulfilled or completed.  Due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss, and no specific recourse provisions exist.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Stock-Related Matters

Stock Repurchase Programs

The Company’s Board of Directors authorized up to $450 million in share repurchases, including $200 million in Accelerated Stock Repurchases (“ASR”) and up to $250 million in open market purchases over the twelve months following the completion of the ASR.

Accelerated Stock Repurchase Programs.  On August 7, 2014, the Company entered into two separate ASR agreements to repurchase an aggregate of $200 million of PHH’s Common stock pursuant to a Collared ASR agreement and an Uncollared ASR agreement.   The repurchases were executed using a portion of the proceeds from the sale of the Fleet business that occurred in the third quarter of 2014.  In exchange for a $200 million up-front payment, the financial institution that is party to the ASR agreements delivered 6,962,695 shares based upon the minimum share delivery under the Collared agreement and 80% share delivery under the Uncollared agreement.  The actual number of shares repurchased will be determined based on the volume weighted average price of the shares through completion of the programs, which is expected to occur in the first quarter of 2015.  All shares received under the ASR agreements were retired upon receipt and were reported as a reduction of shares issued and outstanding, and the cash paid was recorded as a reduction of stockholders’ equity in the Condensed Consolidated Balance Sheets.

Restrictions on Share-Related Payments

The Company may be restricted in its ability to make share-related payments, or the amount of such payments may be limited, due to the provisions of our debt arrangements, capital requirements of our operating subsidiaries and other legal requirements and regulatory constraints.  Such share-related payments include the declaration and payment of dividends, making any distribution on account of our Common stock, or the purchase, repurchase, redemption or retirement of our Common stock.

The limitations and restrictions on the Company’s ability to make share-related payments include but are not limited to:

a)             Restrictions under the Company’s senior note indentures from making a share-related payment  if, after giving effect to the payment, the debt to tangible equity ratio calculated as of the most recently completed month end exceeds 6 to 1; however, even if such ratio is not met, the Company may declare or pay any dividend or make a share-related payment so long as the Company’s corporate ratings are equal to or better than at least two of the following: Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s and BBB- from Fitch Ratings (in each case on stable outlook or better); and

b)             Limitations in the amount of share-related payments that can be distributed by the Company due to maintaining compliance with the financial covenants contained in certain subsidiaries’ mortgage warehouse funding agreements, including but not limited to: (i) the maintenance of net worth of at least $1.0 billion on the last day of each fiscal quarter; and (ii) a ratio of indebtedness to tangible net worth of no greater than 5.75 to 1.

In addition, the Company is limited in the amount of share-related payments that can be distributed due to capital that is required to be maintained at subsidiaries.  The amount of intercompany dividends, share-related payments and other fund transfers that certain of the Company’s subsidiaries can declare or distribute to the Company or to other consolidated subsidiaries (and ultimately to the Company) is limited due to provisions of their debt arrangements, capital requirements, and other legal requirements and regulatory constraints.  The aggregate restricted net assets of these subsidiaries totaled $602 million as of September 30, 2014.

As of September 30, 2014, the Company is not restricted in its ability to make share-related payments including the declaration and payment of dividends or the repurchase of Common stock.  The Company has not declared or paid cash dividends on its Common stock since it began operating as an independent, publicly traded company in 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Accumulated Other Comprehensive Income

The after-tax components of Accumulated other comprehensive income (loss) were as follows:

	September 30,	December 31,
	2014	2013
	(In millions)
Currency translation adjustment	$—	$22
Pension adjustment, net of income tax benefit of $(4) and $(4)	(6)	(6)
Total	$(6)	$16

There were no amounts of Accumulated other comprehensive income (loss) attributable to noncontrolling interests as of September 30, 2014 and December 31, 2013, or during the respective periods.

During the three and nine months ended September 30, 2014, upon the disposition of the Fleet business, the Company realized a $22 million currency translation gain and reclassified the amount to Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.  In addition, the net gain from disposition of the Fleet business for the nine months ended September 30, 2014 includes the tax impact for the reversal of indefinitely invested undistributed earnings of foreign subsidiaries.  See Note 2, “Discontinued Operations” for more information on the sale of the Fleet business.

In 2013, amounts reclassified out of Accumulated other comprehensive income (loss) related to realized gains and losses from the sale of available-for-sale securities and were recorded within Other income in the Condensed Consolidated Statements of Operations.  During the three months ended September 30, 2013 there were no reclassifications.  During the nine months ended September 30, 2013, $1 million of realized gains and $1 million of realized losses from the sale of available-for-sale securities were recorded.

15.  Fair Value Measurements

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  For assets and liabilities measured at fair value, there has been no change in the valuation methodologies and classification pursuant to the valuation hierarchy during the nine months ended September 30, 2014.  The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of September 30, 2014 or December 31, 2013.  Significant inputs to the measurement of fair value and further information on the assets and liabilities measured at fair value are as follows:

Mortgage Loans Held for Sale. The following table reflects the difference between the carrying amounts of Mortgage loans held for sale (“MLHS”) measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	September 30, 2014		December 31, 2013

	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$721	$14	$834	$12
Aggregate unpaid principal balance	724	18	837	17
Difference	$(3)	$(4)	$(3)	$(5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of Mortgage loans held for sale:

	September 30,	December 31,
	2014	2013
	(In millions)
First mortgages:
Conforming	$607	$737
Non-conforming	60	48
Total first mortgages	667	785
Second lien	4	5
Scratch and Dent	49	44
Other	1	—
Total	$721	$834

Mortgage Servicing Rights.  The following tables summarize certain information regarding the initial and ending capitalization rate of Mortgage Servicing Rights (“MSRs”):

	Nine Months Ended
	September 30,
	2014	2013
Initial capitalization rate of additions to MSRs	1.09%	1.10%

	September 30,	December 31,
	2014	2013
Capitalization servicing rate	0.93%	0.99%
Capitalization servicing multiple	3.2	3.4
Weighted-average servicing fee (in basis points)	29	29

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	September 30,	December 31,
	2014	2013
Weighted-average prepayment speed (CPR)	10.3%	9.0%
Option adjusted spread, in basis points (OAS)	898	1,056
Weighted-average delinquency rate	5.5%	5.8%

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	September 30, 2014
	Weighted-		Weighted-
	Average	Option	Average
	Prepayment	Adjusted	Delinquency
	Speed	Spread	Rate
	(In millions)
Impact on fair value of 10% adverse change	$(49)	$(51)	$(26)
Impact on fair value of 20% adverse change	(95)	(98)	(52)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Instruments. The average pullthrough percentage used in measuring the fair value of Interest rate lock commitment’s (“IRLCs”) as of September 30, 2014 and December 31, 2013 was 74% and 77%, respectively. The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

Assets and liabilities measured at fair value on a recurring basis were included in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2014
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$667	$54	$—	$721
Mortgage servicing rights	—	—	1,114	—	1,114
Other assets—Derivative assets:
Interest rate lock commitments	—	—	21	—	21
Forward delivery commitments	—	6	—	(3)	3
MSR-related agreements	—	28	—	(25)	3
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$5	$—	$(3)	$2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$785	$49	$—	$834
Mortgage servicing rights	—	—	1,279	—	1,279
Other assets—Derivative assets:
Interest rate lock commitments	—	—	23	—	23
Forward delivery commitments	—	26	—	(21)	5
Option contracts	—	2	—	—	2
MSR-related agreements	—	4	—	(4)	—
Convertible note-related agreements	—	—	16	—	16
LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$1	$—	$1
Forward delivery commitments	—	10	—	(8)	2
MSR-related agreements	—	—	—	1	1
Convertible note-related agreements	—	—	16	—	16

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
			IRLCs,			IRLCs,
	MLHS	MSRs	net	MLHS	MSRs	net
	(In millions)
Balance, beginning of period	$57	$1,187	$35	$55	$1,247	$(11)
Realized and unrealized (losses) gains	(2)	(84)	63	2	(74)	136
Purchases	9	—	—	12	—	—
Issuances	1	30	—	2	64	—
Settlements	(14)	(19)	(77)	(12)	—	(63)
Transfers into Level Three	12	—	—	9	—	—
Transfers out of Level Three	(9)	—	—	(9)	—	—
Balance, end of period	$54	$1,114	$21	$59	$1,237	$62

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
			IRLCs,			IRLCs,
	MLHS	MSRs	net	MLHS	MSRs	net
	(In millions)
Balance, beginning of period	$49	$1,279	$22	$64	$1,022	$139
Realized and unrealized (losses) gains	(5)	(215)	232	(10)	6	405
Purchases	39	—	—	68	—	—
Issuances	3	76	—	2	209	—
Settlements	(32)	(26)	(233)	(68)	—	(482)
Transfers into Level Three	26	—	—	34	—	—
Transfers out of Level Three	(26)	—	—	(31)	—	—
Balance, end of period	$54	$1,114	$21	$59	$1,237	$62

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Gain on mortgage loans, net:
Mortgage loans held for sale	$(3)	$1	$(8)	$(14)
Interest rate lock commitments	63	136	232	405
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	(84)	(74)	(215)	6
Mortgage interest income:
Mortgage loans held for sale	1	1	3	4

Unrealized gains (losses) included in the Condensed Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Gain on mortgage loans, net	$16	$59	$12	$52
Change in fair value of mortgage servicing rights	(40)	(11)	(97)	226

Fair Value of Other Financial Instruments

As of September 30, 2014 and December 31, 2013, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Total PHH Corporation stockholders’ equity. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents, Restricted cash and Investment securities, the carrying value approximates fair value due to the short-term nature of such instruments.  These financial instruments are classified within Level One of the valuation hierarchy.

Debt.  As of September 30, 2014 and December 31, 2013, the total fair value of Debt was $1.8 billion and $2.4 billion, respectively, and substantially all of the debt is measured using Level Two inputs. As of September 30, 2014, the fair value of Level Two Debt was estimated using the following valuation techniques: (i) $1.1 billion was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; and (ii) $0.7 billion was measured using observable spreads and terms for recent pricing of similar instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  Variable Interest Entities

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

In the first quarter of 2014, PSART entered into an agreement to issue asset-backed notes as further discussed in Note 9, “Debt and Borrowing Arrangements”.  Certain capital transactions are executed between the Company and the Depositor whereby subsidiaries of the Company contribute receivables to the Depositor and receive distributions upon the issuance of notes or leveraging of note series.  During the nine months ended September 30, 2014, the Company and its subsidiaries contributed Accounts receivable of $606 million to the Depositor, and received distributions of $544 million.

Assets and liabilities of significant consolidated variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2014		December 31, 2013
		Servicing
		Advance
	PHH Home	Receivables	PHH Home
	Loans	Trust	Loans
	(In millions)
ASSETS
Cash	$83	$—	$91
Restricted cash	4	4	3
Mortgage loans held for sale	352	—	308
Accounts receivable, net	20	172	7
Property and equipment, net	1	—	2
Other assets	8	1	7
Total assets	$468	$177	$418
Assets held as collateral(1)	$339	$176	$300
LIABILITIES
Accounts payable and accrued expenses	$14	$—	$15
Debt	324	118	280
Other liabilities	9	—	11
Total liabilities(2)	$347	$118	$306

_____________

(1)             Represents amounts not available to pay the Company’s general obligations.  See Note 9, “Debt and Borrowing Arrangements” for further information.

(2)             Excludes intercompany payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.  Segment Information

Operations are conducted through the following two reportable segments:

▪                  Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

▪                  Mortgage Servicing — performs servicing activities for originated and purchased loans.

Effective on July 1, 2014, the Company completed the sale of its Fleet Management Services business and related fleet entities; therefore the Fleet business is no longer a reportable segment and is presented as discontinued operations.  The results of the Fleet business have been excluded from continuing operations and segment results for all periods presented.  See Note 2, “Discontinued Operations” for additional information.  The Company’s continuing operations are located in the U.S.

The heading Other includes expenses that are not allocated back to the two reportable segments and certain general corporate overhead expenses that were previously allocated to the Fleet business.  For the three and nine months ended September 30, 2014 and 2013, the Net loss before income taxes for Other primarily related to a loss on the early repayment of certain unsecured debt obligations during each period.

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

Segment results were as follows:

	Total Assets
	September 30,	December 31,
	2014	2013
	(In millions)
Mortgage Production segment	$1,020	$1,127
Mortgage Servicing segment	2,048	2,219
Assets related to discontinued operations	—	4,456
Other	1,615	1,051
Total	$4,683	$8,853

	Net Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Mortgage Production segment	$132	$182	$343	$699
Mortgage Servicing segment	14	29	110	263
Other	6	—	6	—
Total	$152	$211	$459	$962

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Segment (Loss) Profit (1)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Mortgage Production segment	$(28)	$(22)	$(115)	$67
Mortgage Servicing segment	(71)	(28)	(90)	70
Other	(33)	(57)	(43)	(63)
Total	$(132)	$(107)	$(248)	$74

_____________

(1)             The following is a reconciliation of Income or loss from continuing operations before income taxes to Segment profit or loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
(Loss) income from continuing operations before income taxes	$(129)	$(101)	$(243)	$104
Less: net income attributable to noncontrolling interest	3	6	5	30
Segment (loss) profit	$(132)	$(107)	$(248)	$74

18.  Subsequent Events

Fannie Mae Settlement

On October 23, 2014, the Company entered into a resolution agreement with Fannie Mae to resolve substantially all outstanding and certain future repurchase and makewhole requests related to the sale of mortgage loans that were originated and delivered prior to July 1, 2012.  After credit for paid claims, the Company paid Fannie Mae $13 million which was fully reserved for as of September 30, 2014. The resolution agreement does not cover loans with excluded defects, which include but are not limited to, loans with certain title issues or with violations of law.  The Company cannot estimate the amount of loss or range of possible losses related to loans with excluded defects, and the liability for repurchase and indemnification as of September 30, 2014 does not include an amount for any potential losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”, “Part II—Item 1A. Risk Factors” and our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and “Part I—Item 1. Business”,“Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in our 2013 Form 10-K.

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

As a result of our definitive agreement to sell our Fleet business, which closed effective on July 1, 2014, Fleet Management Services is no longer a reportable segment, and the results and operations of the Fleet business and transaction-related amounts are included within Income from discontinued operations, net of tax for all periods presented and Assets and Liabilities held for sale as of December 31, 2013.  See further discussion in “—Results of Operations—Discontinued Operations”.

Executive Summary

Financial Performance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions, except per share data)
Net revenues	$152	$211	$459	$962
Total expenses	281	312	702	858
(Loss) income from continuing operations, net of tax	(85)	(63)	(154)	71

(Loss) earnings per share from continuing operations:
Basic	$(1.64)	$(1.19)	$(2.83)	$0.73
Diluted	(1.64)	(1.19)	(2.83)	0.64

Our financial results from continuing operations for the third quarter of 2014 reflect declines in industry origination volumes, margin compression, increased competition and a higher regulatory focus.  We are in the early stages of executing our strategy to re-engineer our operations and support infrastructure for a stand-alone mortgage business and evaluating select growth opportunities  as discussed further under “—Mortgage Re-Engineering” and “— Growth Initiatives” below. We expect to phase in the annualized operating benefits from those efforts over the next 6 to 24 months.

Production. Net revenues of our Mortgage Production segment declined $50 million (27%) from the third quarter of 2013, reflecting a 33% decline in total closings, a 36% decline in IRLCs and a 37 bps (12%) decrease in total loan margins.  The decline in total closings was primarily driven by a 55% decline in refinance closings, consistent with the relative interest rate environments and industry demand.

Our actions taken in the second half of 2013 and first quarter of 2014 to reduce staffing levels in our Mortgage Production segment in response to expected client and industry demand have resulted in salary expense reductions in production and overhead functions.  Despite the cost reduction efforts, the results of our Mortgage Production segment still reflected the industry-wide reductions in mortgage loan originations. We expect a highly challenging mortgage industry environment to continue for the remainder of 2014, and into 2015.  If the current mortgage market conditions and interest rate levels persist, our Mortgage Production segment will likely continue to be unprofitable and cash consumptive for the first half of 2015.

Servicing.  Net revenues of our Servicing segment declined $15 million (52%) from the third quarter of 2013, reflecting a reduction in loan servicing revenue from a decline in the capitalized servicing portfolio as well as changes in the valuation of our mortgage servicing rights.  During the third quarter of 2014, we recorded $40 million of unfavorable market-related changes in value of our mortgage servicing rights primarily resulting from a flattening of the yield curve, compared to unfavorable changes of $11 million for the third quarter of 2013.  The segment also experienced a $26 million increase in Other operating expenses, primarily driven by an increase in the liability for legal and regulatory contingencies that was recorded in the third quarter of 2014.

We are continuing to experience favorable trends in mortgage loan repurchase and indemnification charges.  During October 2014, we entered into a resolution agreement with Fannie Mae to resolve substantially all outstanding and certain future repurchase and makewhole requests related to the sale of mortgage loans originated and delivered prior to July 1, 2012.  As a result of this agreement, we recorded additional repurchase and foreclosure-related charges during the third quarter of 2014.  The resolution agreement does not cover loans with excluded defects, including but not limited to, loans with certain title issues or with violations of law, so we still have a limited amount of exposure for these origination years, although it is expected to be insignificant.

Other.  For both the third quarter of 2014 and 2013, our results also include losses not allocated to the segments for early repayment of unsecured debt.  During the third quarter of 2014, we recorded a $24 million pre-tax loss related to the early repayment of our Senior Notes due 2016, compared to a $54 million pre-tax loss during the same quarter of 2013.  The third quarter of 2014 also includes $8 million of expenses for severance costs related to the re-engineering of our operations and support infrastructure.

Operating and Capital Strategy

We completed the sale of the Fleet business effective on July 1, 2014 for cash consideration of $1.4 billion, and realized net proceeds of $1.1 billion, which is still subject to certain post closing purchase price adjustments.  Furthermore, we expect to pay approximately $500 million in income taxes related to the sale in the fourth quarter of 2014.  The net proceeds from the sale have increased our excess cash above key cash requirements and we intend to continue to utilize excess cash after the completion of the sale by returning capital to shareholders, re-engineering the company as a stand-alone mortgage business and growing the business.  See “—Liquidity and Capital Resources” for further discussion outlining our unrestricted cash, cash requirements and excess cash amounts.

Return of Capital to Shareholders

Our Board of Directors has authorized up to $450 million in share repurchases, and in the third quarter of 2014 we entered into an aggregate of $200 million of accelerated stock repurchase (ASR) programs and have retired approximately 6.963 million of our common shares under the programs to-date.  The final settlement of shares repurchased from this program will be determined at the completion of the program, which is expected to occur in the first quarter of 2015.

We expect that the ASR will be followed by up to $250 million in open market purchases in the twelve months following the ASR, subject to market conditions.

Accelerate Reduction of Unsecured Debt

Our strategic vision for PHH is a more capital-light, fee-based business with greater scale, operational efficiency and capital efficiency.  Consistent with that goal, in the third quarter of 2014, we retired our Senior Notes due 2016 prior to maturity and repaid our 2014 Convertible notes at maturity resulting in a $420 million reduction in our unsecured debt principal balance.

These actions are consistent with our capital objectives for a stand-alone mortgage business, namely:

▪                  Maintaining our target unsecured debt levels of $750 million to $1.0 billion;

▪                  Reducing our cost of debt; and

▪                  Extending the maturity ladder of our unsecured debt.

As of September 30, 2014, our unsecured term debt principal outstanding is $870 million, within our target levels.  Our next unsecured debt maturity is in June 2017.

Mortgage Re-Engineering

We intend to deploy up to $200 million to re-engineer our operations and support infrastructure for a stand-alone mortgage business in a lower volume, home purchase driven mortgage market.   During the third quarter of 2014, our Board of Directors approved actions related to a number of specific expense reductions that are expected to generate an aggregate of $175 million in annualized operating benefits over the next 6 to 24 months.  Our re-engineering efforts will be focused on our organizational structure and facilities management, implementing process improvements in both origination and servicing operations and managing or consolidating our vendor relationships.  We believe that our actions to re-engineer our operations will simplify our organization while maintaining capacity to enable growth and flexibility to respond to ongoing regulatory changes.  As a result of our planned actions, we recorded $8 million of expenses for severance costs in the third quarter of 2014.

We continue to make progress on our Private Label contract negotiations with our largest clients.  Although these negotiations have continued to progress, we are mindful that these are complex contracts, and continue to attempt to address pricing economics, appropriate risk sharing and more balanced terms and conditions.  As the mortgage industry has continued to change, our discussions have evolved to encompass a number of additional elements and our Private Label operating model and client contracts with our largest clients are likely to change in order to address the needs of all parties.  As a result, any changes in the terms and scope of some of our

Private Label relationships could have a significant impact on our re-engineering plans, our expected origination volumes and our profitability.  If we achieve our Private Label contract negotiation objectives and expense reduction efforts, we would expect to generate a total of $225 million in annualized operating benefits.

We are targeting completion of our largest Private Label contract negotiations by year end; however, we recognize there are many complexities involved with these discussions and the timing to complete these negotiations remains uncertain.  We remain cautiously optimistic that these contracts can be structured or renewed on mutually beneficial terms; however, we can make no assurances that our Private Label clients will ultimately agree to amend their contracts prior to renewal  For more information, see “Part II—Item 1A. Risk Factors—Risks Related to our Company— The profitability of our Mortgage Production segment has been adversely affected by the increased mix of fee-based closings originated under our existing private label client contracts.  We are currently evaluating a number of alternatives to restructure these contracts to improve the economics of the underlying contractual relationships; however, there can be no assurances that we will be successful in these efforts.” in this Form 10-Q.

Growth Initiatives

We continue to intend to invest up to $150 million in select growth opportunities over the next 24 months to enhance scale and profitability and diversify our revenue streams across Mortgage Production and Servicing.  We believe these opportunities could generate up to $175 million in annualized operating benefits.  We will be focused on expanding our target market within the existing private label client base, but the timing of this effort may be impacted by the results of our ongoing contract negotiations.  In addition, we will focus on growing our origination volume through outsourcing opportunities with regional and community banks and credit unions.  We believe that we can grow our share in the home purchase market through improved capture rates and additional investments in the Real Estate channel.  We will also be focused on increasing our servicing portfolio in connection with growing our origination volume.  We will evaluate selective inorganic growth investments to leverage our fixed-cost support infrastructure to expand our retail mortgage market presence in a home purchase market and grow our servicing portfolio.

For more information, see “Part II—Item 1A. Risk Factors—Risks Related to our Company— We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, including our initiatives to re-engineer and grow our mortgage business.” in this Form 10-Q.

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

During the third quarter of 2014, we increased our reserves for legal and regulatory contingencies by $22 million. We expect the higher legislative and regulatory focus on mortgage origination and servicing practices to continue to result in higher legal, compliance, and servicing related costs, potential regulatory fines and penalties, and we could experience an increase in mortgage origination or servicing related litigation in the future.  The ultimate resolution of any particular matter could be material to our results of operations or cash flows for the period in which such matter is resolved.  For more information, see “Part II—Item 1A. Risk Factors—Risks Related to Our Company—Our Mortgage businesses are complex and heavily regulated, and the full impact of regulatory developments to our businesses remains uncertain. In addition, we are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, and increased costs that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation.” in this Form 10-Q and Note 12, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

We have undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators (the “MMC”) and such regulators have alleged various violations of federal and state laws related to our mortgage servicing practices prior to July 2011.  In October 2014, we met with the MMC, along with representatives of certain state Attorneys General and the CFPB, to formally review the MMC’s examination findings and our response.  In order to resolve the findings and in exchange for a release of certain enforcement actions, the MMC has proposed that we enter into a Settlement Agreement and Consent Order that includes adoption of national servicing standards, payments to certain borrowers nationwide whose loans went into foreclosure during a stated period of time, other consumer relief and administrative penalties.  While we continue to believe we have meritorious defenses to the findings, we have indicated our willingness to adopt the servicing standards set out in the MMC’s proposal with certain caveats and continues discussions on other aspects of the proposal.

In January 2014, the CFPB initiated an administrative proceeding alleging that our reinsurance activities have violated certain provisions of the Real Estate Settlement Procedures Act.  The administrative hearing on this matter has concluded and the final ruling of the administrative law judge is pending.  We believe that we have complied with the Real Estate Settlement Procedures Act and other laws applicable to our former mortgage reinsurance activities, and are continuing to vigorously defend against the CFPB’s allegations.  We cannot estimate the amount of loss or a range of possible losses, if any, associated with this matter, and there can be no assurance that the ultimate resolution of this matter will not result in losses, fines or penalties which could be material to our results of operations, cash flows or financial position.

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

In connection with the sale of the Fleet business, which became effective on July 1, 2014, we have indemnified Element Financial Corporation against certain liabilities that may arise in connection with the transaction and business activities prior to the completion of the transaction. The term of these indemnifications, which generally pertain to breaches by us of our representations and warranties or our covenants under the purchase agreement, is generally through March 31, 2016, except that the term of our indemnifications for breaches of certain fundamental representations and warranties, covenants or excluded liabilities is generally through the expiration of the applicable statute of limitations or, with respect to covenants to be performed after closing, the date performance is fulfilled or completed. Due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss, and no specific recourse provisions exist.

RESULTS OF OPERATIONS

Continuing Operations

The following tables present our consolidated results of operations from continuing operations and segment profit or loss for our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions, except per share data)
Mortgage fees	$64	$86	$170	$247
Gain on mortgage loans, net	69	109	200	493
Mortgage net finance expense	(18)	(27)	(71)	(84)
Loan servicing income	110	116	335	312
Valuation adjustments related to mortgage servicing rights, net	(84)	(74)	(189)	(11)
Other income	11	1	14	5
Net revenues	152	211	459	962
Total expenses	281	312	702	858
(Loss) income from continuing operations before income taxes	(129)	(101)	(243)	104
Income tax (benefit) expense	(44)	(38)	(89)	33
(Loss) income from continuing operations, net of tax	(85)	(63)	(154)	71
Less: net income attributable to noncontrolling interest	3	6	5	30
Net (loss) income from continuing operations attributable to PHH Corporation	$(88)	$(69)	$(159)	$41
(Loss) earnings per share from continuing operations:
Basic	$(1.64)	$(1.19)	$(2.83)	$0.73
Diluted	$(1.64)	$(1.19)	$(2.83)	$0.64

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Segment (Loss) Profit:(1)
Mortgage Production segment	$(28)	$(22)	$(115)	$67
Mortgage Servicing segment	(71)	(28)	(90)	70
Other(2)	(33)	(57)	(43)	(63)

(1)     Segment profit (loss) is described in Note 17, “Segment Information”, in the accompanying Notes to Condensed Consolidated Financial Statements.

(2)     Includes expenses that are not allocated back to our reportable segments and certain general corporate overhead expenses that were previously allocated to the Fleet business.  The third quarter and nine months ended September 30, 2014 and 2013 both include pre-tax losses related to the early repayment of certain unsecured debt obligations.

The results of operations for reportable segments are reported on a pre-tax basis and are discussed in more detail in the following sections.  We record our interim tax provision or benefit from continuing operations by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable.  Certain results dependent on fair value adjustments are considered to not be reliably estimable, and therefore we record discrete year-to-date income tax provisions on those results.  Our effective income tax rate for the nine months ended September 30, 2014 and 2013 was (36.6)% and 31.6%, respectively.

In connection with our sale of the Fleet business, we expect to utilize all of our Federal net operating losses, which significantly reduced our deferred tax assets.  As a result, we do not have amounts of Federal net operating loss carryforwards to offset future taxable income.

See Note 10, “Income Taxes” in the accompanying Notes to Condensed Consolidated Financial Statements for further information.

Discontinued Operations

During 2014, we entered into a Stock Purchase Agreement to sell all of the issued and outstanding equity interests of our Fleet Management Services business (“Fleet business”), and the transaction closed effective on July 1, 2014.  The Fleet business was focused on providing commercial fleet management services to corporate clients and government agencies throughout the U.S. and Canada which included vehicle maintenance, accident management, driver safety training and fuel card programs.

During the nine months ended September 30, 2014, we recognized a $243 million net gain on the disposition of the Fleet business which includes a gain of $22 million resulting from the reclassification of currency transaction adjustments from Accumulated other comprehensive income.  The income tax expense related to the Gain on sale of discontinued operations was $183 million and $228 million for the third quarter and nine months ended September 30, 2014, respectively.   For the nine months ended September 30, 2014, the $228 million income tax expense related to the gain includes $52 million of expense associated with the earnings of our Canadian subsidiaries that were previously considered to be indefinitely invested.  Upon the classification of the Fleet business as held for sale during the second quarter of 2014, the accumulated earnings were no longer deemed to indefinitely invested and we recognized the tax expense related to the cumulative earnings of such Canadian subsidiaries.

As a result of the sale of the Fleet business, Fleet Management Services is no longer a reportable segment, and the results of the Fleet business and transaction-related amounts are included within Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and have been excluded from continuing operations and segment results for all periods presented.  As of December 31, 2013, the assets and liabilities of the Fleet business are presented as Assets held for sale and Liabilities held for sale in the Condensed Consolidated Balance Sheets.  See Note 2, “Discontinued Operations” in the accompanying Condensed Consolidated Financial Statements for additional information.

The results of discontinued operations are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions, except per share data)
Net revenues	$—	$404	$820	$1,205
Total expenses	—	377	774	1,129
Income before income taxes(1)	—	27	46	76
Income tax expense(1)	—	10	16	27
Gain from sale of discontinued operations, net of tax	303	—	243	—
Income from discontinued operations, net of tax	$303	$17	$273	$49
Earnings per share from discontinued operations:
Basic	$5.64	$0.29	$4.86	$0.85
Diluted	$5.64	$0.29	$4.86	$0.74

(1)   Represents the results of the Fleet business.

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

During 2014, the origination environment has continued to trend towards a lower volume, home purchase driven mortgage market. According to Fannie Mae’s September 2014 Economic and Housing Outlook, total industry loan originations declined by 44% during the nine months ended September 30, 2014 compared to the same period of the prior year driven largely by a 64% decrease in refinancing activity. On a full year basis, Fannie Mae is forecasting total industry loan originations for 2014 to decline to $1.1 trillion compared to $1.9 trillion during 2013, consisting of a 64% decline in refinancing originations and a 7% decrease in purchase closings.

Our refinance closings were down 60% during the nine months ended September 30, 2014 compared to the prior year, which was driven by lower overall consumer demand from relatively higher interest rates and a 76% decline in HARP closings.  While Fannie Mae is projecting purchase closings to be down 10% during the nine months of September 30, 2014 compared to the nine months of September 30, 2013, our purchase closings increased by 6% during the same period.  Despite our increase in purchase closings (based on unpaid principal balance), our results of operations were negatively impacted by a 7% decline in the number of purchase closing units.

During 2014, we continued to observe a shift in the mix of our originations to a greater percentage of fee-based closings which has negatively impacted the profitability of our Mortgage Production segment.  Fee-based closings represented 65% and 49% of our total origination volume during the nine months ended September 30, 2014 and 2013, respectively.  Fee-based closings generally consist of higher average loan amounts than saleable closings and are impacted by the mortgage product and loan programs our PLS clients market to their customers, as well as the amount of mortgage loans our clients want to retain on their balance sheets.  See “Part II—Item 1A. Risk Factors—Risks Related to Our Company—The profitability of our Mortgage Production segment has been adversely affected by the increased mix of fee-based closings originated under our existing private label client contracts.  We are currently evaluating a number of alternatives to restructure these contracts to improve the economics of the underlying contractual relationships; however, there can be no assurances that we will be successful in these efforts.” in this Form 10-Q for more information.

Segment Metrics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	($ In millions)
Loans closed to be sold	$3,469	$6,239	$9,370	$21,983
Fee-based closings	6,416	8,532	17,193	20,878
Total closings	$9,885	$14,771	$26,563	$42,861
Purchase closings	$5,975	$5,985	$15,297	$14,468
Refinance closings	3,910	8,786	11,266	28,393
Total closings	$9,885	$14,771	$26,563	$42,861
Retail closings - PLS	$7,010	$10,313	$19,017	$28,326
Retail closings - Real Estate	2,571	3,166	6,524	10,074
Total retail closings	9,581	13,479	25,541	38,400
Wholesale/correspondent closings	304	1,292	1,022	4,461
Total closings	$9,885	$14,771	$26,563	$42,861
Retail - PLS (in units)	14,329	24,258	39,949	73,160
Retail - Real Estate (in units)	9,933	12,934	26,205	40,913
Total retail	24,262	37,192	66,154	114,073
Wholesale/correspondent (in units)	1,371	5,800	4,489	19,882
Total closings (in units)	25,633	42,992	70,643	133,955
Loans sold	$3,692	$7,016	$9,668	$23,238
Applications	$11,445	$12,598	$34,660	$48,467
IRLCs expected to close	$1,849	$2,911	$5,659	$13,252
Total loan margin (in basis points)	278	315	280	349

Segment Results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Mortgage fees	$64	$86	$170	$247
Gain on mortgage loans, net	69	109	200	493
Mortgage interest income	12	18	30	53
Mortgage interest expense	(17)	(32)	(64)	(99)
Mortgage net finance expense	(5)	(14)	(34)	(46)
Other income	4	1	7	5
Net revenues	132	182	343	699
Salaries and related expenses	79	111	236	334
Occupancy and other office expenses	8	9	23	26
Other depreciation and amortization	4	4	10	10
Other operating expenses	66	74	184	232
Total expenses	157	198	453	602
(Loss) income before income taxes	(25)	(16)	(110)	97
Less: net income attributable to noncontrolling interest	3	6	5	30
Segment (loss) profit	$(28)	$(22)	$(115)	$67

Quarterly Comparison:  Mortgage Production segment loss was $28 million during the third quarter of 2014, compared to a $22 million loss during the prior year quarter.  Net revenues decreased to $132 million, down $50 million, or 27%, compared with the third quarter of 2013 driven by lower volumes of refinance activity, an increased mix of fee-based closings and lower loan margins and economic hedge results.  Total expenses decreased to $157 million, down $41 million, or 21%, compared with the prior year quarter primarily driven by a decline in origination volumes which resulted in lower salaries and related expenses and production direct expenses.

Net revenues.  Mortgage fees decreased to $64 million, down $22 million, or 26%, from the prior year quarter.  A 35% decline in total retail closing units from lower refinance closings contributed to a $10 million decrease in application fees, appraisal income and other underwriting income.  In addition, Mortgage fees were lower due to an $11 million decrease in origination assistance fees from our PLS channel resulting from a 41% decline in PLS closing units compared to the prior year quarter.  Mortgage net finance expense decreased to $5 million, down $9 million, or 64%, from the third quarter of 2013 primarily due to lower allocated financing costs related to a lower average balance of corporate unsecured debt and the refinancing of debt at a lower interest rate.

Gain on mortgage loans, net was $40 million lower compared to the prior year quarter driven by a $33 million decline in gain on loans related to a 36% decrease in IRLCs expected to close and a 37 basis points decline in average total loan margins, coupled with a $6 million decrease in economic hedge results.  Consistent with our expectations, the decrease in IRLCs expected to close and average total loan margins was attributable to lower consumer demand for refinancing activity and an increased mix of fee-based production (where we do not enter into an IRLC).  The $6 million decline in economic hedge results compared to the third quarter of 2013 was primarily attributable to lower execution gains on mortgage loans sold.

Total expenses.  Salaries, benefits and incentives decreased to $53 million, down $25 million, or 32%, compared to the prior year quarter primarily driven by a decline in headcount and lower severance expenses.  During 2013, we announced actions to lower staffing levels in response to projected declines in industry origination volumes which resulted in $9 million of severance expenses that were recorded during the third quarter of 2013.  Commissions were down $6 million, or 21%, compared to the prior year quarter primarily due to a 19% decrease in real estate channel closings.

Production-related direct expenses decreased by $5 million, or 19%, compared to the third quarter of 2013 due to an 18% decrease in the number of retail application units.  Other expenses decreased to $16 million, down $5 million, or 24%, compared to the prior year quarter which primarily related to benefits from improved operating execution resulting in declines in customer service related expenses, outsourcing fees and lower costs from the realization of other corporate cost reduction initiatives.

See “—Other” for a discussion of the corporate overhead allocation.

Year-to-Date Comparison:  Mortgage Production segment loss was $115 million during the nine months ended September 30, 2014, compared to a segment profit of $67 million during the prior year.  Net revenues decreased to $343 million, down $356 million, or 51%, compared with the nine months ended September 30, 2013 driven by lower volumes of refinance activity, an increased mix of fee-based closings and lower loan margins and economic hedge results.  Total expenses decreased to $453 million, down $149 million, or 25%, compared with the prior year primarily driven by a decline in origination volumes which resulted in lower salaries and related expenses and production direct expenses.  Total expenses compared to the nine months ended September 30, 2013 also included a decrease in operating costs related to customer service, professional and outsourcing fees.

Net revenues.  Mortgage fees decreased to $170 million, down $77 million, or 31%, from the prior year.  A 42% decline in total retail closing units from lower refinance closings contributed to a $41 million decrease in application fees, appraisal income and other underwriting income.  In addition, Mortgage fees were lower due to a $31 million decrease in origination assistance fees from our PLS channel resulting from a 45% decline in PLS closing units compared to the prior year.  Mortgage net finance expense decreased to $34 million, down $12 million, or 26%, from the nine months ended September 30, 2013 primarily due to lower allocated financing costs related to a lower average balance of corporate unsecured debt and the refinancing of debt at a lower interest rate.

Gain on mortgage loans, net was $293 million lower compared to the prior year driven by a $236 million decline in gain on loans related to a 57% decrease in IRLCs expected to close and a 69 basis points decline in average total loan margins, coupled with a $67 million decrease in economic hedge results.  The $67 million decline in economic hedge results compared to the nine months ended September 30, 2013 was primarily attributable to a lower impact from pullthrough assumptions associated with a decrease in the average outstanding balance of IRLCs expected to close and lower execution gains on mortgage loans sold. There was a $10 million favorable change in fair value of Scratch and Dent and certain non-conforming loans compared to the prior year driven by lower repurchase activity.

Total expenses.  Salaries, benefits and incentives decreased to $171 million, down $52 million, or 23% compared to the prior year primarily driven by the decline in headcount related to management actions taken to match staffing levels to projected industry origination volumes and lower severance expenses.  Commissions were down $32 million, or 36%, compared to the prior year driven by a 35% decrease in real estate channel closings.  Contract labor and overtime was $14 million lower compared to the prior year driven by a decline in overall closing volumes and our cost management initiatives.

Production-related direct expenses decreased by $25 million, or 28%, compared to the nine months ended September 30, 2013 due to a 34% decrease in the number of retail application units.  Other expenses decreased to $46 million, down $23 million, or 33%, compared to prior year which consisted of a combined $13 million decline in customer service related expenses and outsourcing fees and $10 million related to the realization of other corporate cost reduction initiatives and nonrecurring professional fees incurred in 2013 for risk management costs.

See “—Other” for a discussion of the corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Gain on mortgage loans, net:
Gain on loans	$59	$92	$175	$411
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(2)	(1)	(11)	(21)
Economic hedge results	12	18	36	103
Total change in fair value of mortgage loans and related derivatives	10	17	25	82
Total	$69	$109	$200	$493

Salaries and related expenses:
Salaries, benefits and incentives	$53	$78	$171	$223
Commissions	22	28	58	90
Contract labor and overtime	4	5	7	21
Total	$79	$111	$236	$334

Other operating expenses:
Corporate overhead allocation	$28	$26	$74	$74
Production-related direct expenses	22	27	64	89
Other expenses	16	21	46	69
Total	$66	$74	$184	$232

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

Our corporate strategy has been to position our mortgage business to be less capital intensive and to have more fee-based revenue streams.  As a result, in the Mortgage Servicing segment we grew the UPB of our subservicing portfolio from $40.8 billion at the end of 2012 to $96.3 billion at the end of 2013, which represented a 194% increase in the number of loans subserviced for others.  At the end of third quarter of 2014, we have further grown the UPB of our subservicing portfolio to $105.2 billion which was primarily driven by the execution of two MSR funding arrangements with counterparties who purchase a portion of our newly-created servicing rights while we continue to subservice the underlying loans and a greater mix of fee-based closings.  As a result of these relationships, we receive cash payments upon the sale of MSRs with a lower subservicing fee over the life of the loan.

The focus on growth in the subservicing portfolio has led to a lower replenishment rate of MSRs.  In the short-term we don’t expect significant changes to the results of operations as we continue to grow our subservicing portfolio.  The shift to a greater mix of subserviced loans has resulted in an increase in subservicing fees which is partially offset by higher costs to support the growth in the portfolio.  The subservicing fee revenue is generally lower than the servicing fee received by the owner of the MSRs; however, there are lower risks in subservicing loans as opposed to owning the MSR asset.   In the long-term we should experience benefits to our capital structure as we will require less capital to fund capitalized MSRs and related servicing advances. We expect that the increased mix of subservicing may result in lower Segment profit that is offset by a higher return on equity in the Mortgage Servicing segment since subservicing is less capital intensive than owning MSRs.  Furthermore, we expect that this would also result in lower MSR amortization, curtailment interest expense and payoff-related costs, which will reduce the earnings volatility from changes in interest rates.

Segment Metrics:

	As of September 30,
	2014	2013
	($ In millions)
Total loan servicing portfolio	$226,036	$227,973
Number of loans in owned portfolio	756,090	836,973
Number of subserviced loans	408,294	395,739
Total number of loans serviced	1,164,384	1,232,712
Capitalized loan servicing portfolio	$119,801	$131,158
Capitalized servicing rate	0.93%	0.94%
Capitalized servicing multiple	3.2	3.2
Weighted-average servicing fee (in basis points)	29	29

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Average total loan servicing portfolio	$226,366	$228,318	$226,253	$205,380
Average capitalized loan servicing portfolio	121,854	132,045	125,132	135,281
Payoffs, sales and principal curtailments of capitalized portfolio	6,716	7,496	16,330	28,254

Segment Results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Mortgage interest income	$1	$2	$3	$6
Mortgage interest expense	(14)	(15)	(40)	(44)
Mortgage net finance expense	(13)	(13)	(37)	(38)
Loan servicing income	110	116	335	312
Change in fair value of mortgage servicing rights	(84)	(74)	(215)	6
Net derivative gain (loss) related to mortgage servicing rights	—	—	26	(17)
Valuation adjustments related to mortgage servicing rights, net	(84)	(74)	(189)	(11)
Net loan servicing income	26	42	146	301
Other income	1	—	1	—
Net revenues	14	29	110	263
Salaries and related expenses	16	14	45	39
Occupancy and other office expenses	3	3	12	9
Other depreciation and amortization	—	—	1	1
Other operating expenses	66	40	142	144
Total expenses	85	57	200	193
Segment (loss) profit	$(71)	$(28)	$(90)	$70

Quarterly Comparison:  Mortgage Servicing segment loss was $71 million during the third quarter of 2014, an increase of $43 million, or 154%, from the prior year quarter.  Net revenues decreased to $14 million, down $15 million, or 52%, compared with the third quarter of 2013 driven by unfavorable MSR market-related fair value adjustments and a decline in loan servicing income that was partially offset by lower prepayment activity. Total expenses increased to $85 million, up $28 million, or 49%, compared with the prior year quarter primarily driven by provisions for various legal and regulatory matters and increases in repurchase and foreclosure-related charges and corporate overhead allocations.

Net revenues.  Servicing fees from our capitalized portfolio decreased by $7 million, or 7%, compared to the prior year quarter driven by an 8% decrease in the average capitalized loan servicing portfolio.  Lower refinancing activity in the third quarter of 2014 resulted in a 41% decrease in payoffs in our capitalized loan servicing portfolio, which drove a $6 million, or 60%, decrease in curtailment interest paid to investors and an $18 million decrease in MSR valuation changes from actual prepayments of the underlying mortgage loans.  Late fees and other ancillary revenue were $11 million, down $6 million, or 35% compared to the prior year quarter which includes a $2 million decrease in tax service fee income related to lower closing volumes and a $4 million decline in other ancillary revenue from the total servicing portfolio impacted by a decrease in the number of loans in our capitalized portfolio and improving delinquencies.

During the third quarter of 2014, market-related fair value adjustments decreased the value of our MSRs by $40 million which was primarily driven by a flattening of the yield curve.  During the third quarter of 2013, market-related fair value adjustments decreased the value of our MSRs by $11 million primarily due to a 13 basis points decrease in the mortgage rate used to value our MSR asset that was partially offset by a steepening of the yield curve.

Total expenses.  The Agencies substantially completed their repurchase and indemnification requests for pre-2009 vintage years by the end of 2013.  During October 2014, we also entered into a resolution agreement with Fannie Mae to resolve substantially all outstanding and certain future repurchase and makewhole requests related to the sale of mortgage loans originated and delivered prior to July 1, 2012. The resolution agreement resulted in a $5 million increase in repurchase and foreclosure-related charges during the third quarter of 2014 that was partially offset by a benefit related to a decline in the population of outstanding repurchase requests from private investors. We did not experience any repurchase and foreclosure-related charges during the third quarter of 2013 as exposure from reduced government insurance claim proceeds was offset by a decrease in actual and estimated future loss severities.

Other expenses increased by $20 million in the third quarter of 2014, or 59%, compared to the prior year quarter primarily due to $20 million of provisions for legal and regulatory matters.  In addition, Other expenses included a $3 million increase in costs associated with managing a larger subservicing portfolio that was offset by a $2 million decrease in tax service fee expenses related to lower closing volumes.

See “—Other” for a discussion of the corporate overhead allocation.

Year-to-Date Comparison:  Mortgage Servicing segment loss was $90 million during the nine months ended September 30, 2014, compared to a segment profit of $70 million during the prior year.  Net revenues decreased to $110 million, down $153 million, or 58%, compared with the nine months ended September 30, 2013 driven by unfavorable MSR market-related fair value adjustments that were partially offset by lower prepayment activity, net gains on MSR derivatives and a loss recorded in the nine months ended September 30, 2013 related to the termination of an inactive reinsurance contract.  Total expenses increased to $200 million, up $7 million, or 4%, compared with the prior year primarily driven by provisions for various legal and regulatory matters, higher salaries and related expenses and an increase in corporate overhead allocations which were partially offset by lower repurchase and foreclosure-related charges and direct foreclosure and REO expenses.

Net revenues.  Servicing fees from our capitalized portfolio decreased by $24 million, or 8%, compared to the prior year driven by an 8% decrease in the average capitalized loan servicing portfolio. Lower refinancing activity in the nine months ended September 30, 2014 resulted in a 59% decrease in payoffs in our capitalized loan servicing portfolio, which drove a $25 million, or 69%, decrease in curtailment interest paid to investors and a $103 million decrease in MSR valuation changes from actual prepayments of the underlying mortgage loans.  Late fees and other ancillary revenue were $35 million, down $10 million, or 22% compared to the prior year which includes a $5 million decrease in tax service fee income related to lower closing volumes and a $4 million decline in other ancillary revenue from the total servicing portfolio impacted by a decrease in the number of loans in our capitalized portfolio, lower payoff activity and improving delinquencies.

During the nine months ended September 30, 2014, market-related fair value adjustments decreased the value of our MSRs by $97 million.  We observed a 41 basis point decline in the mortgage rate used to value our MSR asset and a flattening of the yield curve during the nine months ended September 30, 2014; however prepayments in our capitalized portfolio declined by 59% compared to the prior year as the refinance incentive decreased and prepayments became less sensitive to changes in interest rates.  During the nine months ended September 30, 2013, market-related fair value adjustments increased the value of our MSRs by $226 million primarily due to a 94 basis points increase in the mortgage rate used to value our MSR asset that was partially offset by higher expected prepayment activity from HARP refinances and a decrease in projected servicing cash flows for delinquent and foreclosed loans.  Changes in interest rates during each period drove a net gain on MSR derivatives of $26 million during the nine months ended September 30, 2014, compared to a net loss of $17 million during the prior year.

Loan servicing income for the nine months ended September 30, 2014 includes the full impact from the assumption of a subservicing portfolio with an unpaid principal balance of $47 billion in the second quarter of 2013.  Subservicing fees were $41 million during the nine months ended September 30, 2014, an increase of $13 million from the prior year resulting from increases in the average number of loans in our subserviced portfolio and subservicing fee earned per loan.  Net reinsurance loss for 2013 included a nonrecurring $21 million pre-tax loss related to the termination of our remaining reinsurance contract.

Total expenses.  The resolution agreement with Fannie Mae described above resulted in a $5 million increase in repurchase and foreclosure-related charges during the nine months ended September 30, 2014 that was partially offset by a benefit related to a decline in the population of outstanding repurchase requests from private investors. The $26 million of repurchase and foreclosure-related charges during the nine months ended September 30, 2013 reflected the impact of additional clarity from the Agencies on the total number of loan file reviews expected to be completed for pre-2009 origination years, a continued elevated level of total requests and reduced government insurance claims proceeds.

Salaries and related expenses increased by $6 million compared to the prior year which was primarily driven by an increase in the average number of permanent employees from the transfer of certain employees into our servicing operations when we commenced subservicing activities on the portfolio that was assumed in the second quarter of 2013.  During the nine months ended September 30, 2014, we also experienced higher management incentive compensation.

Other expenses increased by $15 million in the nine months ended September 30, 2014, or 15%, compared to the prior year primarily due to $20 million of provisions for legal and regulatory matters.  In addition, Other expenses included a $7 million increase in costs associated with managing a larger subservicing portfolio that was offset by a $7 million decrease in unreimbursed servicing and interest costs from delinquent and foreclosed government loans and a $5 million decrease in tax service fee expenses related to lower closing volumes.

See “—Other” for a discussion of the corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Loan servicing income:
Servicing fees from capitalized portfolio	$88	$95	$270	$294
Subservicing fees	15	14	41	28
Late fees and other ancillary servicing revenue	11	17	35	45
Curtailment interest paid to investors	(4)	(10)	(11)	(36)
Net reinsurance loss	—	—	—	(19)
Total	$110	$116	$335	$312

Changes in fair value of Mortgage Servicing Rights:
Actual prepayments of the underlying mortgage loans	$(32)	$(50)	$(83)	$(186)
Actual receipts of recurring cash flows	(12)	(13)	(35)	(34)
Market-related fair value adjustments	(40)	(11)	(97)	226
Total	$(84)	$(74)	$(215)	$6

Other operating expenses:
Corporate overhead allocation	$9	$6	$24	$17
Repurchase and foreclosure-related charges	3	—	2	26
Other expenses	54	34	116	101
Total	$66	$40	$142	$144

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

Net revenues for the third quarter and nine months ended September 30, 2014 includes income associated with a transition services agreement in which we are providing Element Financial Corporation certain transition services after the closing of the sale of the Fleet business related to, among others, information technology, human resources and financial services for a period up to 12 months from the sale date.  Costs incurred by us to provide such transition services are included primarily in Other operating expenses and billed to Element Financial Corporation based upon the terms of the transition services agreement.

Other also includes expenses that are not allocated to our reportable segments and certain general corporate overhead expenses that were previously allocated to the Fleet business.  Beginning in the third quarter of 2014, all costs associated with general and administrative functions and managing our overall corporate function were allocated to the Mortgage Production and Mortgage Servicing segments.  See “—Operating and Capital Strategy” for a discussion of our intention to re-engineer our support infrastructure for a stand-alone mortgage business.

Results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Net revenues	$6	$—	$6	$—
Salaries and related expenses	25	15	55	43
Occupancy and other office expenses	1	—	2	2
Other depreciation and amortization	2	2	7	6
Other operating expenses	48	72	83	103
Total expenses before allocation	76	89	147	154
Corporate overhead allocation	(37)	(32)	(98)	(91)
Total expenses	39	57	49	63
Net loss before income taxes	$(33)	$(57)	$(43)	$(63)

Quarterly Comparison:  Net revenues were $6 million for the third quarter of 2014 which was driven by income from a transition services agreement related to the sale of the Fleet business. Total expenses before allocations decreased to $76 million, down $13 million, or 15%, compared with the prior year quarter primarily driven by lower debt retirement premiums associated with the early retirement of debt within Other operating expenses that was partially offset by an increase in Salaries and related expenses.

Total expenses.  Salaries and related expenses increased by $10 million in the third quarter of 2014, or 67%, compared with the prior year quarter primarily due to severance costs associated with the re-engineering of our operations and support infrastructure for a stand-alone mortgage business and higher management incentive compensation.  Salaries and related expenses attributable to our headcount were lower compared to the third quarter of 2013 which was driven by the actions we took during the second half of 2013 and the first quarter of 2014 to realign our fixed cost structure within our support and overhead functions and the initiation of outsourcing arrangements for internal audit and information technology.

Total Other operating expenses decreased by $24 million, or 33%, compared to the prior year quarter primarily due to $30 million of lower losses associated with the early repayment of debt.  During the third quarter of 2014, we recorded a $24 million pre-tax loss related to the early repayment of the remaining $170 million of outstanding Senior Notes due 2016 compared to a $54 million pre-tax loss related to the early repayment of $280 million of outstanding Senior Notes due 2016 during the prior year quarter.   Lower early repayment of debt losses were offset by an increase of $6 million primarily related to costs for providing services under the transition services agreement discussed above.

Year-to-Date Comparison:  Net revenues were $6 million for the nine months ended September 30, 2014 which was driven by income from transition services agreement related to the sale of the Fleet business.  Total expenses before allocations decreased to $147 million, down $7 million, or 5%, compared with the prior year driven by lower debt retirement premiums associated with the early retirement of debt included in Other operating expenses that was partially offset by an increase in Salaries and related expenses.

Total expenses.  Salaries and related expenses increased by $12 million in the nine months ended September 30, 2014, or 28%, compared with the prior year primarily due to severance costs associated with the re-engineering of our operations and support infrastructure for a stand-alone mortgage business and higher management incentive compensation which was partially offset by lower expenses from the decline in headcount described above.

Total Other operating expenses decreased by $20 million, or 19%, compared to the prior year primarily due to $30 million of lower losses associated with the early repayment of debt, as discussed above.   Lower early repayment of debt losses were offset by an increase of $6 million primarily related to costs for providing services under the transition services agreement.  In addition, the $9 million increase in professional fees included costs relates to outsourcing arrangements for internal audit and technology infrastructure management and application development that were not in effect during most of the prior year which was partially offset by nonrecurring expenses incurred during 2013 related to executive and risk management strategic initiatives.

Selected Income Statement Data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Other operating expenses:
Professional fees	$17	$14	$42	$33
Other expenses	31	58	41	70
Total	$48	$72	$83	$103

Corporate overhead allocation:(1)
Mortgage Production segment	$28	$26	$74	$74
Mortgage Servicing segment	9	6	24	17
Other	(37)	(32)	(98)	(91)
Total	$—	$—	$—	$—

(1)

In January 2014, we evaluated the overhead allocation to our segments based upon current revenues, expenses, headcount and usage which resulted in an increase in the rate of allocation to our Mortgage Servicing segment with a corresponding decrease to our Mortgage Production segment for the third quarter and nine months ended September 30, 2014.

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

See “Part II—Item 1A. Risk Factors—Risks Related to Our Company—We are subject to inherent risks associated with the strategic agreements that we entered into to sell our fleet business, as well as risks specific to our business, and we could be exposed to losses or liabilities in the future in connection with the sale.  These risks and uncertainties could have a material adverse impact on our businesses generally, including our client, employee, lender, vendor and counterparty relationships, as well as our results of operations, cash flows, liquidity or financial position.” in this Form 10-Q for information regarding certain risks related to the sale of our Fleet business.

Interest Rate Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments.  Additionally, our escrow earnings on our mortgage servicing rights are sensitive to changes in short-term interest rates such as LIBOR, and we are also exposed to changes in short-term interest rates on certain variable rate borrowings including our mortgage asset-backed debt.  We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

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

Loan Repurchases and Indemnifications

Repurchase and foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and on-balance sheet loans in foreclosure and real estate owned.  The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate of defending against requests, estimated insurance claim proceeds and denials and estimated loss severities on repurchases and indemnifications.  During October 2014, we entered into a resolution agreement with Fannie Mae to resolve substantially all outstanding and certain future repurchase and makewhole requests related to the sale of mortgage loans that were originated and delivered prior to July 1, 2012.   The resolution amount was fully reserved for as of September 30, 2014.  See Note 18, “Subsequent Events” in the accompanying Notes to Condensed Consolidated Financial Statements for additional information.  The liability for loan repurchases and indemnifications does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries.  See Note 11, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our repurchase and foreclosure-related reserves.

Repurchase and foreclosure-related reserves consist of the following:

	September 30,	December 31,
	2014	2013
	(In millions)
Loan repurchase and indemnification liability	$68	$100
Adjustment to value for real estate owned	20	22
Allowance for probable foreclosure losses	15	20
Total	$103	$142

The table below presents the trend over the most recent quarters of our repurchase and foreclosure-related reserves activity and the number of repurchase and indemnification requests received:

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
	($ In millions)
Balance, beginning of period	$110	$120	$142	$180	$191
Realized losses	(12)	(10)	(24)	(21)	(15)
Increase (decrease) in reserves due to:
Change in assumptions	3	(1)	—	(19)	—
New loan sales	2	1	2	2	4
Balance, end of period	$103	$110	$120	$142	$180

Repurchase and indemnification requests received (number of loans)	192	194	382	1,017	735

In recent years, we have experienced elevated levels of mortgage loan repurchase and indemnification requests as the Agencies focused on completing their reviews of loans for pre-2009 origination years.  We believe the Agencies substantially completed their reviews of loans originated prior to 2009 by the end of 2013 and the number of repurchase and indemnification requests we received during the nine months ended September 30, 2014 was consistent with our expectations.   As a result, we have seen the unpaid principal balance of our unresolved requests for loans originated between 2005 and 2008 decline to $31 million as of September 30, 2014, from $54 million as of June 30, 2014 and $143 million at the end of 2013.  We have also experienced a decline in the total number of new repurchase and indemnification requests over the past few quarters.  Going forward, in part as a result of the resolution agreement with Fannie Mae described above, we expect a majority of our new repurchase and indemnification requests to be related to loans originated or delivered subsequent to January 1, 2013 and subject to the new representation and warranty framework for conventional loans.  The full impact of the new framework is extremely uncertain; however we continue to monitor the Agencies behavior towards file reviews subject to the new framework.  These rules will likely impact the processing of representation and warranty claims on a prospective basis and may impact our future expectations of repurchase and indemnification liabilities, our success rate in appealing requests and loss severities.

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

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of September 30, 2014, the estimated amount of reasonably possible losses in excess of the recorded liability was $20 million which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of our underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.  Our estimate of reasonably possible losses does not represent probable losses and does not include an estimate for any losses related to loans with excluded defects from origination years where the Agencies have substantially completed or resolved their file reviews.  Excluded defects include, but are not limited to, loans with certain title defects or with violations of law.

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	September 30, 2014			December 31, 2013
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total (4)	Requests	Requests	Total (4)
	(In millions)
Agency Invested:
Claim pending (1)	$13	$1	$14	$19	$—	$19
Appealed (2)	6	6	12	43	5	48
Open to review (3)	10	2	12	74	5	79
Agency requests	29	9	38	136	10	146
Private Invested:
Claim pending (1)	3	—	3	9	—	9
Appealed (2)	7	1	8	16	2	18
Open to review (3)	14	1	15	16	2	18
Private requests	24	2	26	41	4	45
Total	$53	$11	$64	$177	$14	$191

(1)	Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)

Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant. Based on claims received and appealed during the twelve months ended September 30, 2014 that have been resolved, we were successful in refuting approximately 90% of claims appealed.

(3)	Open to review status represents loans where we have not completed our review process. We appealed approximately 65% of claims received and reviewed during the twelve months ended September 30, 2014.

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

We manage our exposure to risk from derivative counterparties through entering into bilateral collateral agreements and legally enforceable master netting agreements with many counterparties.  As of September 30, 2014, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include: unrestricted Cash and cash equivalents; Investment securities; proceeds from the sale or securitization of mortgage loans; secured borrowings, including mortgage warehouse and servicing advance facilities; cash flows from operations; the unsecured debt markets; asset sales; and equity capital (including retained earnings).

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

Our strategic vision for PHH is a more capital-light, fee-based business with greater scale, operational efficiency and capital efficiency.  To help achieve this vision, we completed the sale of our Fleet Management Services business in the third quarter of 2014.  The sale generated net cash proceeds of $1.1 billion in the third quarter of 2014, which will be reduced by upcoming tax payments of approximately $500 million related to the sale of the Fleet business.  The liability for the tax payments is included in Accounts payable and accrued expenses in our Condensed Consolidated Balance sheets as of September 30, 2014.  In the third quarter of 2014, this additional cash, and excess cash which existed prior to the sale, allowed us to return significant capital to shareholders through a $200 million accelerated share repurchase program, to repay $420 million of our unsecured debt (as discussed below) and to purchase $250 million of Investment securities.  The remaining proceeds, which comprise of unrestricted cash and short-term investments, provides us with the flexibility to consider future share repurchases, to re-engineer our Mortgage business and to pursue opportunities to improve profitability through increased scale.

In August 2014, we redeemed the $170 million outstanding principal of the Senior Notes due 2016 which required $199 million in cash.  In September 2014, we further reduced our unsecured debt by $250 million upon the maturity of our 2014 Convertible notes. These actions are consistent with our objectives for unsecured debt for a stand-alone mortgage business, namely: (i) maintaining our target unsecured debt levels of $750 million to $1.0 billion; (ii) reducing our cost of debt; and (iii) extending the maturity ladder of our unsecured debt. Our next unsecured debt maturity will be in June 2017.

In connection with our efforts to migrate to a less capital-intensive, fee-for-service business model, during 2014, we executed a new funding structure for our mortgage servicing advances, and we executed two MSR funding arrangements with counterparties in which we sell a portion of our newly-created servicing rights that are eligible for sale, subject to mutually acceptable pricing, while we continue to subservice the underlying loans.  We have also continued to evaluate our capacity needs to fund mortgage loans.  During the nine months ended September 30, 2014, at our election, we reduced the capacity for certain facilities in response to the current mortgage environment and to reduce expenses associated with the facilities.

In July 2014, upon the closing of the sale of the Fleet business, we voluntarily terminated our unsecured Revolving Credit Facility that had provided up to $300 million of available commitments prior to termination.  In recent periods, we have not drawn upon the Revolving Credit Facility, as we have substantially utilized our asset-backed funding arrangements and our excess cash to fund our business.  The sale of our Fleet business may cause our access to the credit markets to be more limited than our historical experience, or we may be unable to obtain such financing on terms acceptable to us, if at all.  See “Part II—Item 1A. Risk Factors—Risks Related to Our Company—We may be limited in our ability to obtain or renew financing on economically viable terms or at all, due to our senior unsecured long-term debt ratings being below investment grade and due to a lack of history of operating as a stand-alone mortgage business . ” in this Form 10-Q for more information.

Given our expectation for business volumes we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.

Cash Flows

Our total unrestricted cash position as of September 30, 2014 is $1.5 billion, which includes $86 million of cash available in variable interest entities.  We also have $250 million of short-term investment securities as of September 30, 2014.

During the third quarter of 2014, we received $1.1 billion in net cash proceeds from the sale of the Fleet business which will be reduced by upcoming tax payments of approximately $500 million related to the sale.  This additional cash, and excess cash which existed prior to the sale, allowed us to utilize $200 million of cash to execute the first part of our accelerated share repurchase program and to reduce our unsecured debt by $420 million, including the scheduled repayment of the $250 million Convertible Notes due 2014 at maturity and the early repayment of the remaining $170 million Senior Notes due 2016.

We will continue to maintain an excess unrestricted cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we considered in our analysis of cash requirements as of September 30, 2014:

▪                  Approximately $500 million for the upcoming tax payments related to the sale of the Fleet business;

▪                  $125 million to $175 million for identified contingencies, including amounts related to mortgage loan repurchases and legal and regulatory matters;

▪                  $50 million to $75 million cash reserves for mortgage-related interest rate risk management activities; and

▪                  $100 million to $125 million minimum for working capital needs.

After consideration of these total requirements of $775 million to $875 million, we have $740 million of excess cash and short-term investments available for operations.  We also intend to utilize our excess cash to fund up to $250 million of open-market share repurchases, starting in early 2015, as part of our authorized share repurchase programs.  See “—Overview—Executive Summary” for additional discussion of our plans with respect to this excess cash amount and Note 13, “Stock-Related Matters” in the accompanying Notes to Condensed Consolidated Financial Statements for additional discussion of our share repurchase programs.

The following table summarizes the changes in Cash and cash equivalents and includes the activities of our continuing and discontinued operations:

	Nine Months Ended
	September 30,
	2014	2013	Change
	(In millions)
Cash provided by (used in):
Operating activities	$655	$2,051	$(1,396)
Investing activities	159	(908)	1,067
Financing activities	(608)	(816)	208
Effect of changes in exchange rates on Cash and cash equivalents	—	(1)	1
Net increase in Cash and cash equivalents	$206	$326	$(120)

Our cash flows include cash flows related to the Fleet business for the nine months ended September 30, 2013 and include six months of cash flows related to the Fleet business for the nine months ended September 30, 2014.

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  In addition to depreciation and amortization, the operating results of our businesses are impacted by the following significant non-cash activities.  Our Mortgage Production business segment is impacted by the capitalization of mortgage servicing rights.  Our Mortgage Servicing business segment is impacted by the change in fair value of mortgage servicing rights.  The Fleet business, which we sold during the third quarter of 2014 and is presented as a discontinued operation, was impacted by depreciation on operating leases.

During the nine months ended September 30, 2014, cash provided by our operating activities was $655 million.  This is primarily reflective of the positive cash flows from our discontinued operations through the first half of the year and our Mortgage Servicing segment that were partially offset by the use of cash in our Mortgage Production segment.  As discussed in “—Overview—Executive Summary”, we expect our Mortgage Production segment to be cash consumptive during 2014, reflective of the challenging mortgage environment and the current pricing levels and mix of closings of our private label agreements.  The net cash provided by operating activities of our Mortgage Production segment also included the impact of a $113 million decrease in Mortgage loans held for sale in our Condensed Consolidated Balance Sheets between September 30, 2014 and December 31, 2013, which was the result of timing differences between origination and sale as of the end of each period.

During the nine months ended September 30, 2013, cash provided by our operating activities was $2.1 billion.  This is primarily reflective of $1.6 billion of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment.  Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing segment and our discontinued operation.

Investing Activities

Our cash flows from investing activities include the proceeds from the sale of the Fleet business in the third quarter of 2014, the investing activities from our discontinued operations through the first half of 2014, as well as changes in the funding requirements of restricted cash, cash equivalents and investments for our mortgage business.

During the nine months ended September 30, 2014, cash provided by our investing activities was $159 million.  This is primarily reflective of $1.1 billion of net proceeds we received from the sale of the Fleet business in the third quarter of 2014 that was partially offset by the purchase of $250 million of certificates of deposit in the third quarter of 2014 as well as $649 million of net cash outflows related to our discontinued operations for the purchases and sales of vehicles during the first half of 2014.

During the nine months ended September 30, 2013, cash used in our investing activities was $908 million, which primarily consisted of $1.0 billion in net cash outflows from the purchase and sale of vehicles by our discontinued operations that was partially offset by a $169 million net decrease in Restricted cash, cash equivalents and investments primarily due to $118 million of Restricted cash that was settled related to the reinsurance agreement that was terminated in the second quarter of 2013 and a $34 million decrease in restricted cash used as overcollateralization for securitizations of our discontinued operation.

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

Our cash flows from financing activities also include proceeds from and payments on borrowings under our vehicle management asset-backed debt for the first half of 2014, which was used to fund our discontinued operations. We transferred the subsidiaries that issued vehicle management asset-backed debt to Element Financial Corporation in the third quarter of 2014 in connection with the completion of the sale of the Fleet business.

During the nine months ended September 30, 2014, cash used in our financing activities was $608 million which primarily related to principal payments on our unsecured borrowings and repurchases of our Common stock.  During the third quarter of 2014, we repaid at maturity our $250 million Convertible Notes due 2014.  In addition, we retired the remaining $170 million of Senior Notes due 2016 and paid debt retirement premiums of $22 million related to this early repayment, which was recognized in Net cash provided by operating activities.  We also repaid $5 million on our Convertible notes due 2017 which were converted during the third quarter of 2014, as well as a $4 million premium for the conversion. In the third quarter of 2014, we utilized a portion of the proceeds from the sale of the Fleet business to repurchase and retire $200 million of our Common stock under our authorized share repurchase program.  See further discussion of the program in Note 13, “Stock-Related Matters” in the accompanying Notes to Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2013, cash used in our financing activities was $816 million which related to $816 million of net payments on secured borrowings resulting primarily from the decreased funding requirements for Mortgage loans held for sale, and $70 million of net proceeds from unsecured borrowings resulting from the issuance of Senior notes due 2021 and the repayment of a portion of the principal amount of Senior notes due 2016.  Debt retirement premiums of $50 million were paid related to the early repayment of Senior Notes which was included in operating activities. In addition, other financing activities includes $41 million of distributions to noncontrolling interests.

Debt

The following table summarizes our Debt as of September 30, 2014:

	Balance	Collateral(1)
	(In millions)
Mortgage warehouse facilities	$625	$668
Servicing advance facility	118	176
Unsecured debt	837	—
Total	$1,580	$844

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

Mortgage asset-backed funding arrangements consisted of the following as of September 30, 2014:

		Total	Available	Maturity
	Balance	Capacity	Capacity(1)	Date
		(In millions)
Debt:
Committed facilities:
Credit Suisse First Boston Mortgage Capital LLC	$208	$575	$367	09/29/15	(2)
Fannie Mae	—	500	500	12/13/14
Bank of America	124	400	276	10/09/14	(3)
Wells Fargo Bank	150	350	200	02/03/15
Royal Bank of Scotland plc	143	250	107	06/19/15
Committed repurchase facilities	625	2,075	1,450
Uncommitted facilities:
Fannie Mae	—	2,500	2,500	n/a
Royal Bank of Scotland plc	—	250	250	n/a
Uncommitted repurchase facilities	—	2,750	2,750
Servicing advance facility	118	155	37	03/15/17	(4)
Total	$743	$4,980	$4,237

Off-Balance Sheet Gestation Facilities:
JP Morgan Chase	$68	$250	$182	10/30/14	(5)

(1)         Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)         The maturity date of this facility may be extended at CSFB’s option on a rolling 364-day term until the stated expiration date of June 17, 2016.

(3)         On October 9, 2014, we extended the committed mortgage repurchase facility with Bank of America to November 7, 2014, and we reduced the total committed capacity from $400 million to $300 million.

(4)         The facility has a revolving period through March 9, 2015, after which the facility goes into amortization.  The maturity date of March 15, 2017 presented above represents the final repayment date of the amortizing notes.

(5)         On October 30, 2014, we renewed the JP Morgan Chase off-balance sheet gestation facility on an uncommitted basis.

Unsecured Debt

Unsecured borrowing arrangements consisted of the following as of September 30, 2014:

				Maximum
		Balance	Maximum	Available	Maturity
	Balance	at Maturity	Capacity	Capacity	Date
	(In millions)
6% Convertible notes due in 2017	$212	$245	n/a	n/a	06/15/17
7.375% Term notes due in 2019	275	275	n/a	n/a	09/01/19
6.375% Term notes due in 2021	350	350	n/a	n/a	08/15/21
Term notes	625	625
Unsecured Credit facilities	—	—	$5	$5	09/30/15
Total	$837	$870

The Convertible notes due 2017 met the requirements for conversion as of September 30, 2014, and holders of the notes may convert all or any portion of the notes, at their option.  As of September 30, 2014, the if-converted value exceeded the principal amount of the notes by $183 million.  Upon conversion, the principal amount of the converted notes would be payable in cash, and we would pay or deliver the conversion premium  (at our election) in: (i) cash; (ii) shares of Common stock; or (iii) a combination of cash and shares of Common stock.  In the third quarter of 2014, $5 million of the notes were converted and settled for $9 million in cash which included a $4 million premium.

As of October 29, 2014, our credit ratings on our senior unsecured debt were as follows:

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

See further discussion at “Part II—Item 1A. Risk Factors—Risks Related to our Company—We may be limited in our ability to obtain or renew financing on economically viable terms or at all, due to our senior unsecured long-term debt ratings being below investment grade and due to a lack of history of operating as a stand-alone mortgage business . ” in this Form 10-Q.

Debt Covenants

Certain debt arrangements require the maintenance of certain financial ratios and contain other affirmative and negative covenants, termination events, and other restrictions, including, but not limited to, covenants relating to material adverse changes, consolidated net worth, liquidity, profitability, and available mortgage warehouse borrowing capacity maintenance, restrictions on our indebtedness and that of our material subsidiaries, mergers, liens, liquidations, and restrictions on certain types of payments, including dividends and stock repurchases. Certain other debt arrangements, including the Fannie Mae committed facility, contain provisions that permit us or our counterparty to terminate the arrangement upon the occurrence of certain events.

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

As of September 30, 2014, we were in compliance with all financial covenants related to our debt arrangements.

Under certain of our financing, servicing, hedging and related agreements and instruments, the lenders or trustees have the right to notify us if they believe we have breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure certain of such events of default. If we do not cure the events of default or obtain necessary waivers within the required time periods, the maturity of certain debt agreements could be accelerated and our ability to incur additional indebtedness could be restricted. In addition, an event of default or acceleration under certain agreements and instruments would trigger cross-default provisions under certain of our other agreements and instruments.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments.  Additionally, our escrow earnings on our mortgage servicing rights are sensitive to changes in short-term interest rates such as LIBOR. We also are exposed to changes in short-term interest rates on certain variable rate borrowings including our mortgage asset-backed debt. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

We used September 30, 2014 market rates to perform a sensitivity analysis that measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.  The estimates assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2014 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage pipeline
Mortgage loans held for sale	$14	$10	$6	$(6)	$(12)	$(26)
Interest rate lock commitments(1)	23	17	10	(11)	(24)	(53)
Forward loan sale commitments(1)	(39)	(28)	(16)	17	35	73
Option contracts(1)	—	—	—	—	2	6
Total Mortgage pipeline	(2)	(1)	—	—	1	—

MSRs and related derivatives
Mortgage servicing rights	(315)	(154)	(75)	70	133	240
Derivatives related to MSRs(1)	164	69	31	(26)	(47)	(82)
Total MSRs and related derivatives	(151)	(85)	(44)	44	86	158

Unsecured term debt	(38)	(19)	(9)	9	18	36
Total, net	$(191)	$(105)	$(53)	$53	$105	$194

(1)           Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

Equity Price Risk

Convertible Notes

We have exposure to equity price risk associated with our 6.0% 2017 Convertible notes and sold warrants related to the 2014 Convertible notes that matured on September 1, 2014. The warrants related to the 2014 Convertible notes, recorded through equity, gradually expire between December 1, 2014 and May 2015 and have an exercise price of $34.74 per share.

As of September 30, 2014, our Convertible notes due 2017 have an outstanding principal balance of $245 million with a maturity date of June 15, 2017. The Convertible notes due in 2017 contain a conversion feature which allows holders to convert all or any portion of the notes at any time on or after December 15, 2016 or prior to December 15, 2016 upon the occurrence of certain triggering events at a conversion price of $12.79 per share.  Upon conversion, we will pay the principal portion in cash and the conversion option in cash or shares or a combination of cash or shares, at our election.  As of September 30, 2014, the Convertible notes due 2017 met the requirements for conversion, and the if-converted value exceeded the principal amount of the notes by $183 million or 8.200 million shares of our Common stock.  A 10% increase in our stock price from the closing price as of September 30, 2014 results in an increase in the required premium of $43 million, or 0.996 million shares.

Share Repurchase Program

In August 2014, we entered into two Accelerated Share Repurchase (“ASR”) agreements as further described in Note 13, “Stock-Related Matters” in the accompanying Notes to Condensed Consolidated Financial Statements.  Under the ASRs, we paid $200 million in notional and received approximately 6.963 million of shares of our Common stock based upon the minimum share delivery under the Collared agreement and 80% share delivery under the Uncollared agreement.  At the end of the ASR’s term, which is expected to occur in the first quarter of 2015, we may receive from, or be required to pay to the financial institution a price adjustment based upon the volume weighted-average price (“VWAP”) of the shares through the completion of the program.  Any remaining shares due will be delivered at maturity and, if we are required to pay a price adjustment, it may be settled in shares of our Common stock or cash at our election.  If the VWAP of our Common stock through the end of the term of the repurchase agreement remains at the same average VWAP through September 30, 2014, the financial institution would owe us approximately 1.642 million additional shares.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the sale of our Fleet business, we have agreed to indemnify Element Financial Corporation (“Element”) for a breach or inaccuracy of any representation, warranty or covenant made by us in the purchase agreement, for any liability of ours that is not being assumed, for any claims by our stockholders against Element and for certain additional customary contingencies related to the sale agreement.  Significant indemnification claims by Element could have a material adverse effect on our financial condition or results of operations.

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

In July 2014, we announced our strategic priorities to invest in our mortgage business to re-engineer operations and grow our mortgage business.  In connection with these strategies, we intend to deploy up to $200 million of excess cash to re-engineer our operations and support infrastructure for a stand-alone mortgage business, and we intend to invest up to $150 million to fund select growth opportunities to enhance the scale and profitability and diversify our revenue streams of our mortgage production and servicing operations.  We may not achieve our stated goals or our expected annualized operating benefits in connection with these efforts, which include but are not limited to, expense reductions, restructuring our private label business model, growing our origination volume and expanding our target market in our existing real-estate and private label client bases, and growing our mortgage servicing portfolio.  The successful deployment of capital and achievement of our goals is subject to both the risks affecting our business generally (including market, credit, operational, and legal and compliance risks) and the inherent difficulty associated with implementing our strategies and is dependent on the skills, experience and efforts of our management team and our success with third parties.

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

We are evaluating a number of alternatives to remedy the profitability of these arrangements.  We are in varying stages of the negotiation process with each client.  Although these negotiations have continued to progress, we are mindful that these are complex contracts, and we are attempting to introduce meaningfully different pricing and operating models.  As a result, any such changes in the terms and scope of some of our Private Label relationships could have a significant impact on our re-engineering plans, our expected origination volumes and our profitability.  There can be no assurance that we will be successful in our efforts to amend or renew the contracts on more favorable economic terms, if at all, or that any new terms will have the impact that we intend.  Any failures to implement changes that meet our objectives, or in a timely manner, if at all, could have material adverse effects on our  financial position, results of operations and cash flows.  The amount of losses and negative cash flows that we may realize under these arrangements cannot be readily estimated as it is dependent on the volume of fee-based business we will experience, which may be impacted by the decisions of our financial institution clients towards fee-based production, as well as general market factors (such as interest rate levels) that drive the volume of loan originations, both of which are outside of our control.

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

Our senior unsecured long-term debt ratings are below investment grade and, as a result, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets. In addition, our historical results of operations have included the operations of the Fleet Management Services segment, which has represented a less significant portion of our Net income or loss, yet was a consistent, source of income and cash flows for our business.  After the completion of the sale, our access to the public debt markets, and our ability to obtain unsecured revolving credit borrowing capacity, may be more limited than our historical experience, or we may be unable to obtain such financing on terms acceptable to us, if at all.  We may be required to rely on alternative financing, such as bank lines and private debt placements, and may also be required to pledge otherwise unencumbered assets. Furthermore, our cost of financing could rise significantly, thereby negatively impacting our ability to finance our mortgage loans held for sale, mortgage servicing rights and servicing advance receivables. Any of the foregoing could have a material adverse effect on our business, financial position, results of operations, liquidity and cash flows.

Our ratings were downgraded in July 2014 after the completion of the sale of the Fleet business and we may be subject to further actions: (i) if our business and financial results deteriorate significantly or do not show improvement over an acceptable period of time; (ii) if we are unable to put in place sources of liquidity to fund our business satisfactory to the rating agencies; (iii) based upon regulatory reviews, investigations, proceedings or other claims and enforcement actions that result in material monetary exposures and/or other negative consequences, among other factors.  We cannot predict the impact any further negative debt ratings actions may have on our cost of capital, ability to incur new indebtedness or refinance our existing indebtedness or ability to retain or secure customers.

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

We are currently subject to inquiries, requests for information, investigations, and proceedings as a result of our mortgage origination and servicing practices, including inquiries and requests for information from and investigations by regulators and attorneys general of certain states, a multistate coalition of certain mortgage banking regulators, the U.S. Department of Housing and Urban Development, the U.S. Attorney’s Office for the Southern and Eastern Districts of New York, the Committee on Oversight and Government Reform of the U.S. House of Representatives, and the U.S. Senate Judiciary Committee.  The Bureau of Consumer Financial Protection (the “CFPB”) has initiated an administrative proceeding alleging that our former reinsurance activities violated certain provisions of the Real Estate Settlement Procedures Act and other laws. We have received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) and the U.S. Attorney’s Office for the Southern and Eastern Districts of New York.  These matters are at varying procedural stages and the resolution of any of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us, payments made in settlement arrangements, as well as monetary payments or other agreements and obligations, any of which could have a material adverse effect on our business, financial position, results of operations, liquidity or cash flows.

In addition, in October 2014 we received a document subpoena from the Office of the Inspector General of the Federal Housing Financing Agency (the “FHFA”) requesting production of certain documents related to, among other things, our origination, underwriting and quality control processes for loans sold to Fannie Mae and Freddie Mac.  While the FHFA, as regulatory and conservator for Fannie Mae and Freddie Mac, does not have regulatory authority over us or our subsidiaries, there can be no assurance that Fannie Mae and/or Freddie Mac will not assert additional claims as a result of this inquiry.

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

During the year ended December 31, 2013, 21% of our mortgage loans originations were derived from Realogy Corporation’s affiliates, of which 85% were originated by PHH Home Loans.  In addition, during the year ended December 31, 2013, PHH Home Loans originated residential mortgage loans of $9.3 billion and PHH Home Loans brokered or sold $5.0 billion of mortgage loans to PHH Mortgage under the terms of a loan purchase arrangement.

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

The terms of certain of our Senior note and Convertible note debt agreements and indentures contain provisions that require us to offer to repurchase, for cash, all or a portion of the outstanding notes upon a change of control or fundamental change, as defined in such indentures.  Further, a change of control or fundamental change may constitute an event of default under certain of our debt agreements.  In addition, in the event of a make-whole fundamental change (as defined by the indentures governing our Convertible notes due 2017), the conversion rate for the notes may, in some cases, be increased for a holder that elects to convert their notes in connection with such make-whole fundamental change.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents our share repurchase activity for the quarter ended September 30, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)(2)	Approximate dollar value of shares that may yet be purchased under the plan or program(1)(2)
July 1, 2014 to July 31, 2014	—	—	—	$450,000,000
August 1, 2014 to August 31, 2014	6,962,695	See Below(2)	6,962,695	250,000,000
September 1, 2014 to September 30, 2014	—	—	—	250,000,000

Total	6,962,695	—	6,962,695	$250,000,000

(1)             On June 26, 2014, our Board of Directors authorized up to $450 million in share repurchases, including $200 million of accelerated stock repurchases (ASR) through March 31, 2015 and up to $250 million in open market purchases over the twelve months following the completion of the ASR expiring no later than March 31, 2016.  The ASR programs were announced on July 7, 2014.

(2)             On August 7, 2014, we entered into two separate ASR agreements to repurchase an aggregate of $200 million of PHH’s Common stock.  The initial shares delivered were 6.963 million based upon the minimum share delivery for the Collared agreement and 80% share delivery under the Uncollared agreement.  The actual number of shares repurchased and the final purchase price per share will be determined based on the volume weighted average price of the shares through the completion of program, which is expected to occur in the first quarter of 2015.

See Note 13, “Stock-Related Matters”, in the accompanying Notes to Condensed Consolidated Financial Statements for more information.

Restrictions on Share-Related Payments

We may be restricted in our ability to make share-related payments, or the amount of such payments may be limited, due to the provisions of our debt arrangements, capital requirements of our operating subsidiaries and other legal requirements and regulatory constraints.  Such share-related payments include the declaration and payment of dividends, making any distribution on account of our Common stock, or the purchase, repurchase, redemption or retirement of our Common stock.

The limitations and restrictions on our ability to make share-related payments include but are not limited to:

a)             Restrictions under our senior note indentures from making a share-related payment  if, after giving effect to the payment, the debt to tangible equity ratio calculated as of the most recently completed month end exceeds 6 to 1; however, even if such ratio is not met, we may declare or pay any dividend or make a share-related payment so long as our corporate ratings are equal to or better than at least two of the following: Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s and BBB- from Fitch Ratings (in each case on stable outlook or better); and

b)             Limitations in the amount of share-related payments that can be distributed by us due to maintaining compliance with the financial covenants contained in certain subsidiaries’ mortgage warehouse funding agreements, including but not limited to: (i) the maintenance of net worth of at least $1.0 billion on the last day of each fiscal quarter; and (ii) a ratio of indebtedness to tangible net worth of no greater than 5.75 to 1.

In addition, we are limited in the amount of share-related payments that can be distributed due to capital that is required to be maintained at our subsidiaries.  The amount of intercompany dividends, share-related payments and other fund transfers that certain of our subsidiaries can declare or distribute to us or to other consolidated subsidiaries (and ultimately to us) is limited due to provisions of our subsidiaries’ debt arrangements, capital requirements, and other legal requirements and regulatory constraints.  The aggregate restricted net assets of these subsidiaries totaled $602 million as of September 30, 2014.

As of September 30, 2014, we are not restricted in our ability to make share-related payments including the declaration and payment of dividends or the repurchase of Common stock.  We have not declared or paid cash dividends on its Common stock since we began operating as an independent, publicly traded company in 2005.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of November, 2014.

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

Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 3, 2014.

2.2	Amendment No. 1, dated as of July 7, 2014, to the Stock Purchase Agreement, dated as of June 2, 2014, between PHH Corporation and Element Financial Corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 7, 2014.

10.1†	Resolutions terminating the PHH Corporation 2014 Non-Employee Director Compensation Program.	Filed herewith.

10.2†	Form of 2014 Restricted Stock Unit Award Notice and Agreement.	Filed herewith.

10.3†	Form of September 2014 Restricted Stock Unit Award Notice and Agreement.	Filed herewith.

10.4†	Form of October 2014 Performance Restricted Stock Unit Award Notice and Agreement.	Filed herewith.

10.5†	Form of October 2014 Restricted Stock Unit Award Notice and Agreement.	Filed herewith.

10.6 †	Form of 2014 Restrictive Covenant Agreement.	Filed herewith.

10.7.1†	Form of Amendment, dated as of July 11, 2014, to the Restricted Stock Unit Award Agreements.	Filed herewith.

10.7.2†	Form of Amendment, dated as of July 11, 2014, to the Non-Qualified Stock Option Award Agreements.	Filed herewith.

10.8	Master Confirmation—Collared Accelerated Share Repurchase dated August 7, 2014 between PHH Corporation and JPMorgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2014.

10.9	Master Confirmation—Uncollared Accelerated Share Repurchase dated August 7, 2014 between PHH Corporation and JPMorgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

† Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.