Form 10-K
period 2014-12-31
PHH CORP
filed 2015-02-27
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of our Common stock held by non-affiliates of the registrant as of June 30, 2014 was $1.0 billion.

As of February 17, 2015, 51,196,675 shares of PHH Common stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2014 are incorporated by reference in Part III of this Report.

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

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could”. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements concerning the following:

¡          the execution of our strategic priorities, including re-engineering our mortgage business and executing our growth strategies;

¡          other potential acquisitions, dispositions, partnerships, joint ventures and changes in product offerings to achieve disciplined growth in our franchise platforms and to optimize our mortgage business;

¡          our expectations of the impacts of regulatory changes on our businesses;

¡          future origination volumes and loan margins in the mortgage industry;

¡          our expectations regarding the impacts of the shift in our volume to a greater mix of subserviced loans, including the impacts on our earnings and potential benefits to our capital structure;

¡          our expectations around future losses from representation and warranty claims, and associated reserves and provisions;

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

Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part I—Item 1A. Risk Factors” in this Form 10-K and those factors described below:

¡          our ability to successfully re-engineer our mortgage business, re-negotiate our private label agreements, and implement changes to meet our operational and financial objectives;

¡          the effects of market volatility or macroeconomic changes on the availability and cost of our financing arrangements and the value of our assets;

¡          the effects of changes in current interest rates on our business and our financing costs;

¡          our decisions regarding the use of derivatives related to mortgage servicing rights, if any, and the resulting potential volatility of the results of operations of our business;

¡           the impact of changes in the U.S. financial condition and fiscal and monetary policies, or any actions taken or to be taken by the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System on the credit markets and the U.S. economy;

¡          the effects of any further declines in the volume of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our business;

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

¡          the impact of the failure to maintain our credit ratings, including the impact on our cost of capital and ability to incur new indebtedness or refinance our existing indebtedness, as well as on our current or potential customers’ assessment of our long-term stability;

¡          the ability to obtain alternative funding sources for our mortgage servicing rights, servicing advances or to obtain financing (including refinancing and extending existing indebtedness) on acceptable terms, if at all, to finance our operations or growth strategies, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness and operate our business;

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

General

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

Material Transaction

Effective on July 1, 2014, we sold all of the issued and outstanding equity interests of our Fleet Management Services business and related fleet entities (collectively the “Fleet business”) to Element Financial Corporation, an Ontario corporation for a purchase price of $1.4 billion.  The Fleet business was focused on providing commercial fleet management services to corporate clients and government agencies throughout the U.S. and Canada which included fleet leasing services and additional services and products for vehicle maintenance, accident management, driver safety training and fuel cards.  For the year ended December 31, 2014, the transaction resulted in a $241 million net gain on sale.

Upon the completion of the sale described above, the Fleet business was no longer a reportable segment.  The results of the Fleet business are presented as discontinued operations and have been excluded from continuing operations and segment results for all periods presented. For additional information related to this transaction, see Note 2, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Discontinued Operations.”

Segment Overview

We are a leading non-bank mortgage originator and servicer of U.S. residential mortgage loans.  Through our wholly-owned subsidiary, PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”), we provide outsourced mortgage banking services to a variety of clients, including financial institutions and real estate brokers throughout the U.S. and are focused on originating, selling and servicing residential mortgage loans.  According to Inside Mortgage Finance, PHH Mortgage was the 6th largest overall mortgage loan originator with a 2.9% market share for the year ended December 31, 2014 and the 5th largest retail mortgage originator with a 4.7% market share for the nine months ended September 30, 2014. Inside Mortgage Finance also reported that PHH Mortgage was the 8th largest mortgage loan servicer with a 2.3% market share as of December 31, 2014.

Our business activities are organized and presented in two operating segments:  Mortgage Production and Mortgage Servicing.  A description of each operating segment is presented below with further details and discussions of each segment’s results of operations presented in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”.  Also refer to see Note 21, “Segment Information” in the accompanying Notes to Consolidated Financial Statements for financial information about our segments.

Mortgage Production

Our Mortgage Production segment provides private-label mortgage services to financial institutions and real estate brokers.  We generate revenue through fee-based mortgage loan origination services and the origination and sale of mortgage loans into the secondary market.  PHH Mortgage generally sells all saleable mortgage loans that it originates to secondary market investors, which include a variety of institutional investors, and initially retains the servicing rights on mortgage loans sold.  The mortgage loans are typically sold within 30 days of origination and classified as held for sale until sold.  During 2014, 69% of our mortgage loans were sold to, or were sold pursuant to, programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae and the remaining 31% were sold to private investors.

We source mortgage loans through our retail and wholesale/correspondent platforms.  Within our retail platform, we operate through two principal business channels: (i) private label and (ii) real estate.   A summary of these platforms and channels follows, with the percentage of our loan closings that each represents for the year ended December 31, 2014 compared to 2013:

•                Retail - Private Label (72% in 2014 compared to 67% in 2013):  We offer complete mortgage outsourcing solutions to wealth management firms, regional banks and community banks, including Merrill Lynch Home Loans, a division of Bank of America, National Association, Morgan Stanley Private Bank, N.A. and HSBC Bank USA which represented 24%, 21%, and 10% respectively, of our total mortgage loan originations for the year ended December 31, 2014.

•                Retail – Real Estate (24% in 2014 compared to 23% in 2013):  Our real estate channel is primarily supported by our relationship with Realogy, which represented 24% of our mortgage originations for the year ended December 31, 2014, and is more fully described below.

•                Wholesale/Correspondent (4% in 2014 compared to 10% in 2013):  We purchase closed mortgage loans from community banks, credit unions, mortgage brokers and mortgage bankers, and also acquire mortgage loans from mortgage brokers that receive applications from and qualify the borrowers.

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

The following presents a summary of our relationships with Realogy-owned brokers and its franchisees and third-party brokers within the real estate channel:

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

Realogy Franchisees and Third Party Brokers.  Certain Realogy Franchisees have agreed to exclusively recommend PHH Mortgage as provider of mortgage loans to their respective independent sales associates. Additionally, for other Realogy Franchisees and third-party brokers, we seek to enter into separate marketing service agreements or other arrangements whereby we are the exclusive recommended provider of mortgage loans to each franchise or broker. We have entered into exclusive marketing service agreements with 2% of Realogy Franchisees as of December 31, 2014.

Unless terminated earlier, our relationship with Realogy continues until January 31, 2055.  Beginning on February 1, 2015, Realogy has the right, at any time, to give us two years notice of their intent to terminate their interest in PHH Home Loans, which would result in the termination of our other agreements with Realogy, including the strategic relationship agreement.

Mortgage Servicing

Our Mortgage Servicing segment services mortgage loans originated by PHH Mortgage, purchases mortgage servicing rights from others and acts as a subservicer for certain clients that own the underlying servicing rights. We service loans on behalf of the owners of the underlying mortgage, and we have limited exposure to credit risk because we do not hold loans for investment purposes.  We principally generate revenue in our Mortgage Servicing segment through contractual fees earned from our servicing rights primarily based on a percentage of the unpaid principal balance, or from our subservicing agreements, which are typically a stated amount per loan.  In circumstances where we own the right to service a mortgage loan, either through purchase or origination, we recognize a mortgage servicing right asset; whereas there are no servicing rights associated with our subservicing agreements, and those agreements are less capital intensive.

Our corporate strategy has been to position our mortgage business to be less capital intensive and to have more fee-based revenue streams.  As a result, we grew the UPB of our subservicing portfolio from $40.8 billion at the end of 2012, to $96.3 billion at the end of 2013, and $113.4 billion at the end of 2014.  A majority of the growth was the result of a new subservicing arrangement entered into during 2013 that added approximately $47 billion to our subservicing portfolio.  Our subservicing portfolio growth during 2014 resulted from two MSR flow sale arrangements with counterparties who purchase a portion of our newly-created servicing rights while we continue to subservice the underlying loans, as well as a greater mix of fee-based closings.  As a result of the MSR flow sale arrangements, we receive cash payments upon the sale of MSRs and will earn a lower subservicing fee over the life of the loan compared to if we owned the MSR asset.  The focus on growth in the subservicing portfolio has led to a lower replenishment rate of MSRs.  In the short-term, we do not expect significant changes to the results of operations of our Mortgage Servicing segment as we continue to grow our subservicing portfolio.

Regulation

Our business is subject to extensive federal, state and local regulation.  Our loan origination and servicing activities are primarily regulated at the state level by state licensing authorities and administrative agencies, with additional oversight from the Bureau of Consumer Financial Protection (the “CFPB”).  The CFPB has rule-making, supervision and examination authority, and is responsible for enforcing federal consumer protection laws.  In addition, certain agreements with our private label clients require us to comply with additional requirements that our clients may be subject to through their regulators.  From time to time, we receive requests from federal, state and local agencies for records, documents and information related to our policies, procedures and practices related to our loan originations, servicing and collection activities.  We are also subject to periodic reviews and audits from the Federal Housing Finance Authority (FHFA), Fannie Mae, Freddie Mac, Ginnie Mae, the U.S. Department of Housing and Urban Development, various investors and regulators of our clients.

In addition to state licensing requirements, we are required to comply with various federal consumer protection and other laws, including but not limited to:

¡               the Gramm-Leach-Bliley Act, which requires us to maintain privacy regarding certain consumer data in our possession and to periodically communicate with consumers on privacy matters;

¡               the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications;

¡               the Truth in Lending Act, or TILA, and Regulation Z, which requires certain disclosures be made to mortgagors regarding the terms of their mortgage loans;

¡               the Real Estate Settlement Procedures Act, or RESPA, and Regulation X, which require, among other things, certain disclosures to mortgagors regarding the costs of mortgage loans, the administration of escrow accounts, the transferring of mortgage loans, lender-placed insurance and other customer communications;

¡               the Fair Credit Reporting Act, which regulates the use and reporting of information related to the credit history of consumers;

¡               the Equal Credit Opportunity Act and Regulation B, which prohibit discrimination on the basis of age, race and certain other characteristics in the extension of credit;

¡               the Homeowners Protection Act, which requires, among other things, the cancellation of private mortgage insurance once certain equity levels are reached;

¡               the Home Mortgage Disclosure Act and Regulation C, which require reporting of certain public loan data; and

¡               the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;

In recent years, the residential mortgage industry has been under heightened scrutiny from federal, state and local regulators.  We have also observed increased regulatory oversight of non-bank mortgage servicers.  On January 30 2015, the FHFA proposed new minimum financial eligibility requirements for Fannie Mae and Freddie Mac seller/servicers which include: (i) a minimum net worth of $2.5 million plus 25 basis points of the unpaid principal balance for loans serviced, excluding subserviced loans; (ii) a minimum tangible net worth to total assets capital ratio of 6% and (iii) a minimum liquidity requirement based upon the total Agency servicing portfolio with incremental requirements for certain nonperforming Agency loans.  The FHFA expects to finalize these eligibility requirements during the second quarter of 2015 which will become effective six months after they are finalized.   We will continue to monitor the proposal to ensure we meet the minimum financial eligibility requirements.

We also expect the heightened regulatory and public scrutiny with regard to origination and servicing practices to continue which could result in increased laws, regulations and investigative proceedings.  We continue to work diligently to assess and understand the implications of the recent developments in the regulatory environment.  We have devoted substantial resources towards implementing all of the new rules to ensure we continue to maintain regulatory compliance, while, at the same time, working towards meeting the needs and expectations of our clients and the borrowers whose loans we service.

We expect that the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance and servicing related costs as well as a heightened potential regulatory fines and penalties.  For more information, see “—Item 1A. Risk Factors—Risks Related to our Company—Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. In addition, we are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, and increased costs that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation.” in this Form 10-K.

Competition

The mortgage origination and servicing markets in which we operate are highly competitive.  We compete with large financial institutions as well as non-bank originators and servicers.  Some of our biggest competitors are large banks which include Wells Fargo Home Mortgage, Chase Home Finance, Bank of America and CitiMortgage.  Non-bank originators and servicers have played an increasingly important role in the mortgage industry over the past few years, and we compete with companies which include Quicken Loans, Ocwen Financial Corporation, Nationstar Mortgage Holdings, Inc, among others.  There are, however, a limited number of industry participants in the mortgage outsourcing business.

Production

In our origination business, we compete based on product offerings, rates, fees and customer service.  In recent years, more restrictive loan underwriting standards and the widespread elimination of certain non-conforming mortgage products throughout the industry have resulted in a more homogenous product offering, which has increased competition across the industry for mortgage originations.  Loan margins have also been impacted by the current interest rate environment and lower origination volumes.

Many of our competitors for mortgage loan originations that are commercial banks or savings institutions typically have access to greater financial resources, have lower funding costs, are less reliant than we are on the sale of mortgage loans into the secondary markets to maintain their liquidity, and may be able to participate in government programs that we are unable to participate in because we are not a state or federally chartered depository institution, all of which places us at a competitive disadvantage.  Other advantages of our largest competitors include, but are not limited to, their ability to hold new mortgage loan originations in an investment portfolio and their access to lower rate bank deposits as a source of funding.

Our competitive strengths flow from our established private label outsourcing model which allows for customized end-to-end product and service offerings.  We are highly dependent on our customer relationships, including our large private label clients and our access to originations sourced from the real estate markets through Realogy.  Many smaller and mid-sized financial institutions may find it difficult to compete in the mortgage industry due to the consolidation in the industry and the need to invest in technology in order to reduce operating costs while maintaining compliance with more restrictive underwriting standards and increasing regulatory requirements.  Our ability to win new clients and maintain existing clients is largely driven by the levels of customer service we provide and our ability to comply and adapt to an increasingly complex regulatory environment.

Our relationship with Realogy, among other things, restricts us and our affiliates, subject to limited exceptions, from engaging in certain residential real estate services, including any business conducted by Realogy.  The strategic relationship agreement also provides that we will not directly or indirectly sell any mortgage loans or mortgage loan servicing to certain competitors in the residential real estate brokerage franchise businesses in the U.S. (or any company affiliated with them).

Servicing

According to Inside Mortgage Finance, 35% of outstanding mortgages at December 31, 2014 were serviced by the top 3 mortgage loan servicers which included Wells Fargo, JPMorgan Chase and Bank of America, compared to 37% and 44% at the end of 2013 and 2012, respectively.  The decline in outstanding mortgages serviced by the top 3 mortgage loan servicers represents a substantial shift in the industry as large banks have reduced their share of servicing in response to new regulations and to meet new capital requirements, while non-bank servicers have increased their market share of outstanding mortgages serviced.  We believe that this shift provides us with an opportunity to continue to pursue growth in fee-based revenue streams by adding new subservicing loans to our portfolio.

Our competitive position within the loan servicing industry is dependent on our continued ability in demonstrating compliance with local, state, federal and investor regulatory requirements, improving technology and processes and maintaining a high quality servicing portfolio.

Employees

As of December 31, 2014, we employed a total of approximately 4,100 persons.  Management considers our employee relations to be satisfactory.  None of our employees were covered under collective bargaining agreements during the year ended December 31, 2014.

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

Seasonality

Purchase activity in our Mortgage Production segment is subject to seasonal trends that reflect the pattern in the national housing market.  Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons.  This seasonality typically causes fluctuations in our Mortgage Production segment results.

Refinance activity in our Mortgage Production segment is less impacted by seasonality since refinancing activity is primarily driven by prevailing mortgage rates relative to borrowers’ current interest rate, home prices and levels of home equity.

Our Mortgage Servicing segment is generally not subject to seasonal trends.

Inflation

An increase in inflation could have a significant impact on our business.  Interest rates normally increase during periods of rising inflation.  Historically, as interest rates increase, mortgage loan production decreases, particularly production from loan refinancing.  An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity.  Generally, in periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition among mortgage loan originators, which further pressures mortgage production profitability.  Conversely, in a rising interest rate environment, our mortgage loan servicing revenues generally increase because mortgage prepayment rates tend to decrease, extending the average life of our servicing portfolio and increasing the value of our MSRs.

See further discussion within “—Item 1A. Risk Factors— Risks Related to our Company—Certain hedging strategies that we may use to manage risks associated with our assets, including mortgage loans held for sale, interest rate lock commitments, and mortgage servicing rights, may not be effective in mitigating those risks and could result in substantial losses that could exceed the losses that would have been incurred had we not used such hedging strategies.”, “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management,” and “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” in this Form 10-K.

Available Information

Our corporate website is www.phh.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(e) or 15(d) of the Securities Exchange Act of 1934 available free of charge on our website under the tabs “Investors—SEC Reports” as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.  The SEC also maintains a website (www.sec.gov) where our filings can be accessed for free.  The public may also read and copy our filings with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.

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

Item 1A. Risk Factors

Risks Related to Our Company

We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, including our initiatives to re-engineer and grow our mortgage business.

We intend to deploy up to $200 million of excess cash to re-engineer our operations and support infrastructure for a stand-alone mortgage business, and we intend to invest up to $150 million to fund select growth opportunities to enhance the scale and profitability and diversify our revenue streams of our mortgage production and servicing operations.  We may not achieve our stated goals or our expected annualized operating benefits in connection with these efforts, which include but are not limited to, expense reductions, restructuring our private label business model, growing our origination volume and expanding our target market in our existing real-estate and private label client bases, and growing our mortgage subservicing portfolio.  The successful deployment of capital and achievement of our goals is subject to both the risks affecting our business generally (including market, credit, operational, and legal and compliance risks) and the inherent difficulty associated with implementing our strategies and is dependent on the skills, experience and efforts of our management team and our success in negotiating with third parties.

We may be unable to fully or successfully execute or implement our strategic investments or objectives, in whole or in part, or within the projected timeframe, and, even if we are successful, there can be no assurances that we can implement these initiatives in a cost efficient manner or that these initiatives will have the impact that we intend on our business activities and results of operations.  Changing business or market conditions could necessitate a change in our business and capital deployment strategy.  Further, pursuing and completing these goals could divert management’s attention towards and financial resources from the goals and operations of our existing business.

In addition, beginning in the fourth quarter of 2013, we have implemented a strategy to shift the mix of our servicing portfolio to a greater mix of subserviced loans.  To execute this strategy, we have entered into agreements to sell a portion of our newly-created Mortgage servicing rights to third parties, where we will have continuing involvement as subservicer.  We expect this strategy to have long-term benefits to our capital structure as we will require less capital to fund capitalized MSRs and related servicing advances. We also expect this strategy to, among other outcomes, result in lower Segment profit that is offset by a higher return on equity in the segment and cause a decline in our capitalized portfolio. This strategy may result in a lower replenishment of prepayments and amortization with newly originated servicing rights.  Further, there is increased risk with respect to increasing our focus on subservicing relationships, as the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause.  If we were to have our subservicing agreements terminated on a material portion of our subservicing portfolio, this could adversely affect our business, financial condition, and results of operations.

Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. In addition, we are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, and increased costs that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation.

Regulatory Environment

Our business is subject to extensive regulation by federal, state and local government authorities and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on how we conduct our business. These laws, regulations and judicial and administrative decisions include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; compliance with federal and state disclosure and licensing requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. In addition, by agreement with our private-label clients we are required to comply with additional requirements that our clients may be subject to through their regulators. Our failure to comply with applicable laws, rules or regulations could result in:

¡                 loss of our approvals to engage in our origination and servicing businesses;

¡                 government investigations and enforcement actions;

¡                 litigation;

¡                 required payments of fines, penalties, settlements or judgments;

¡                 the termination of our private-label agreements; and/or

¡                 inability to fund our business, or otherwise operate our business.

Any of these outcomes could have a material adverse effect on our business, financial position, results of operations or cash flows.

We are monitoring a number of recent and pending changes to laws and regulations and other financial reform legislation that are expected to impact our business.  These developments include but are not limited to: (i) regulations from the Dodd-Frank Act; (ii) proposed changes to the infrastructures of Fannie Mae and Freddie Mac; and (iii) current rules proposed and adopted by the CFPB, including the implementation of changes to mortgage origination and settlement forms currently required under the Truth in Lending Act and Real Estate Settlement Procedures Act of 1974 which require significant modifications and enhancements to our mortgage production processes and systems to be in effect by August 1, 2015. Certain provisions of the Dodd-Frank Act and of pending legislation in the U.S. Congress may impact the operation and practices of Fannie Mae and Freddie Mac, and could reduce or eliminate the GSE’s ability to issue mortgage-backed securities, which would materially and adversely affect our business and could require us to fundamentally change our business model since we sell substantially all of our loans pursuant to GSE-sponsored programs.  The full impact of these developments may have on our business remains unclear; however, such developments could result in heightened federal regulation and oversight of our business activities, may result in limitations on our ability to pursue business strategies, increase our costs, result in increased litigation or otherwise adversely affect the manner in which we conduct our business. Furthermore, if we are not able to make the changes to our mortgage production processes and systems required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act, our ability to originate loans would be severely decreased.

Investigations and Subpoenas

There has been a heightened focus of regulators on the practices of the mortgage industry, including investigations of lending practices, foreclosure practices, and loss mitigation practices, among other matters.  We are currently subject to inquiries, requests for information, investigations, and subpoenas as a result of our mortgage origination and servicing practices, including inquiries and requests for information from and investigations by regulators and attorneys general of certain states, the U.S. Department of Housing and Urban Development, the U.S. Attorney’s Office for the Southern and Eastern Districts of New York, the Committee on Oversight and Government Reform of the U.S. House of Representatives, and the U.S. Senate Judiciary Committee.  These inquiries are at varying procedural stages and there can be no assurances that additional claims will not be asserted against us as a result of these inquiries.

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

Existing Matters

We are defendants in various legal proceedings; including private and civil litigation as well as government and regulatory claims.  Existing matters that are pending resolution include, but are not limited to: (i) we have undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators; (ii) we have been subjected to an administrative proceeding of the CFPB alleging our former reinsurance activities violated certain provisions of the Real Estate Settlement Procedures Act (RESPA) and other laws, and the administrative law judge presiding over the proceeding has issued a recommended decision to the director of the CFPB, which has been appealed by us and the CFPB’s enforcement counsel; and (iii) we are subject to pending private litigation alleging that our servicing practices around lender-placed insurance were not in compliance with applicable laws.  These matters are at varying procedural stages and the resolution of any of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us, payments made in settlement arrangements, as well as monetary payments or other agreements and obligations, any of which could have a material adverse effect on our business, financial position, results of operations, liquidity or cash flows.

In 2014, we have increased our reserves for legal and regulatory contingencies to reflect our estimate of the probable losses with respect to these matters. There can be no assurance that the ultimate resolution of our pending or threatened litigation, claims or assessments will not result in losses in excess of our recorded reserves.  For more information regarding legal proceedings, see Note 14, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

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

Through our private label agreements, we earn contractually specified origination assistance fees from our financial institution clients for the performance of mortgage loan origination services.  Starting in 2013, we have observed a significant increase in our origination mix of fee-based closings, which is driven by the retention of certain loans by our financial-institution clients.  The increased mix of fee-based closings has adversely affected the profitability of our Mortgage Production segment as the revenue per loan on fee-based closings is generally lower than the revenue per loan on saleable closings.  Despite our efforts to align our cost structure with the expected mortgage production environment, based on the current market conditions and expected volumes, margins and mix, these contracts will remain unprofitable on a fully allocated basis.

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

We are subject to inherent risks associated with the sale of our Fleet business, including risks associated with our liabilities under the related agreements, with our tax position, and with the separation of the Fleet business, and we could be exposed to losses or liabilities in the future in connection with the sale.  These risks and uncertainties could have a material adverse impact on our business generally, including our client, employee, lender, vendor and counterparty relationships, as well as our results of operations, cash flows, liquidity or financial position.

The sale of our Fleet business was completed in 2014, and in connection with the sale, we have agreed to indemnify Element Financial Corporation (“Element”) for a breach or inaccuracy of any representation, warranty or covenant made by us in the purchase agreement, for any liability of ours that is not being assumed, for any claims by our stockholders against Element and for certain additional customary contingencies related to the sale agreement.  Significant indemnification claims by Element could have a material adverse effect on our financial condition or results of operations.

In connection with tax amounts recorded related to the sale of the Fleet business, we assumed certain tax positions that, if not withheld under audit, could have a material adverse effect on our business, including the payment of additional tax amounts, penalties and interest, or other negative consequences.

The activities involved in separating our fleet and mortgage businesses, including those required under a transition services agreement with Element, may cause the diversion of a significant amount of management time and attention away from the daily operation of our business and the execution of our business plan, and may also have an adverse impact on our business generally, including adverse impacts on our client, employee, lender, vendor and counterparty relationships.  Further, we face risks related to our ability to successfully transition the performance of certain processes, including but not limited to, accounting, information technology, risk management and finance and the related internal and operational controls during the transition period.

We are substantially dependent upon our mortgage warehouse facilities and our servicing advance facility, a significant portion of which are short-term agreements.  If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all, which would adversely affect our ability to fund our operations.

We are substantially dependent upon our mortgage warehouse funding arrangements, a significant portion of which are short-term in nature.  Our access to and our ability to renew our existing mortgage warehouse facilities is subject to prevailing market conditions, and could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the warehouse facilities; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the secondary market for mortgage loans; or (iv) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent.

We are also dependent on our servicing advance funding facility, PHH Servicer Advance Receivables Trust (“PSART”), which is a special purpose bankruptcy remote trust formed in 2014 for purposes of issuing non-recourse asset-backed notes secured by servicing advance receivables.  We have received notice from the committed purchaser of PSART that the counterparty’s current intention is to exit the mortgage financing business, and therefore they will not renew the revolving period of the facility upon expiration on March 31, 2015.  After the revolving period, the facility will go into amortization, and thereafter we are required to repay the outstanding balance through advance collections or additional payments, on or before the maturity date of April 17, 2017.  In February 2015, we received an extension of the revolving period through May 29, 2015, with a final maturity date of June 15, 2017. We are exploring alternatives for funding advances upon expiration of the revolving period of the facility. Our ability to maintain liquidity through issuing asset-backed notes secured by servicing advance receivables is dependent on many factors, including but not limited to:  (i) market demand for ABS, specifically ABS collateralized by mortgage receivables; (ii) our ability to service in accordance with applicable guidelines and the quality of our servicing, both of which will impact noteholders’ willingness to commit to financing for an additional term;  and (iii) our ability to negotiate terms acceptable to us.

Certain of our debt arrangements require us to comply with specific financial covenants and other affirmative and restrictive covenants. An uncured default of one or more of these covenants could result in a cross-default between and amongst our various debt arrangements, including our unsecured term debt. Consequently, an uncured default under any of our debt arrangements that is not waived by our lenders and that results in an acceleration of amounts payable to our lenders or the termination of credit facilities would materially and adversely impact our liquidity, could force us to sell assets at below market prices to repay our indebtedness, and could force us to seek relief under the U.S. Bankruptcy Code.

If any of our facilities are terminated or are not renewed, we may be unable to find replacement financing on commercially favorable terms, if at all, which could adversely impact our operations and prevent us from executing our business plan and related risk management strategies, originating new mortgage loans or fulfilling commitments made in the ordinary course of business. These factors could reduce revenues attributable to our business activities or require us to sell assets at below market prices, either of which would have a material adverse effect on our overall business and consolidated financial position, results of operations and cash flows. Most of our mortgage warehouse facilities mature within one year and generally, these facilities require us to maintain a specified amount of available liquidity from other facilities. As such, our liquidity profile and compliance with debt covenants depends on our ability to renew multiple facilities within a short time frame and our failure to do so could materially adversely impact our overall business and financial position, results of operations and cash flows.

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

Production.  During 2014, 69% of our mortgage loan sales were sold to, or were sold pursuant to programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from our relationships with Fannie Mae, Freddie Mac and Ginnie Mae, including the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees, the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures and the use of mortgage warehouse facilities with Fannie Mae pursuant to which, as of December 31, 2014, we had total capacity of $3.0 billion, made up of $500 million of committed and $2.5 billion uncommitted capacity.

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

The private label originations of our Mortgage Production segment are substantially dependent upon a small number of client relationships, including those with Merrill Lynch Home Loans, a division of Bank of America, National Association, Morgan Stanley Private Bank, N.A. and HSBC Bank USA. The termination or non-renewal of our contractual agreements with certain of these clients would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit of our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations and cash flows.

Our private label business channel is substantially dependent upon a small number of client relationships, and accounts for 72% of our total closings for the year ended December 31, 2014.  In particular, 24% of our total closings for the year ended December 31, 2014 were derived from Merrill Lynch Home Loans, a division of Bank of America, National Association, 21% from Morgan Stanley Private Bank, N.A. and 10% from HSBC Bank USA.

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

Further, the loss or non-renewal of certain of our other private label client agreements, including Morgan Stanley which is scheduled to expire on October 31, 2016 and HSBC which is scheduled to expire on March 30, 2018, whether due to insolvency, their unwillingness or inability to perform their obligations under their respective contractual relationships with us, their termination of their respective contractual relationships with us due to our failure to fully satisfy our contractual obligations, or if we are not able to renew on commercially reasonable terms any of their respective contractual relationships with us, may materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit  of our Mortgage Production segment as well as our results of operations and cash flows.

Our Mortgage Production segment is substantially dependent upon our relationship with Realogy, and the termination or non-renewal of our contractual agreements with Realogy would have a material adverse effect on our business, financial position, results of operations and cash flows.

Relationship with Realogy.  We are party to a Strategic Relationship Agreement dated as of January 31, 2005 between PHH Mortgage, PHH Home Loans, PHH Broker Partner, Realogy Services Venture Partner Inc. and Cendant Corporation (now known as Avis Budget Group, Inc.). Under the Strategic Relationship Agreement we are the exclusive recommended provider of mortgage loans to the independent sales associates affiliated with the real estate brokerage business owned and operated by Realogy’s affiliates and certain customers of Realogy. Similarly, PHH Mortgage is party to a marketing agreement with Realogy’s real estate brokerage franchises (Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., and Sotheby’s International Affiliates, Inc.) which provides that we are the exclusive recommended provider of mortgage loans and related products to the independent sales associates of these franchises.  PHH Home Loans is a joint venture that was formed for the purpose of originating and selling mortgage loans primarily sourced through Realogy’s owned real estate brokerage business.  The operations of PHH Home Loans are governed by the PHH Home Loans Operating Agreement.

During the year ended December 31, 2014, 24% of our mortgage loan originations were derived from Realogy Corporation’s affiliates, of which 88% were originated by PHH Home Loans.  In addition, during the year ended December 31, 2014, PHH Home Loans originated residential mortgage loans of $7.0 billion and PHH Home Loans brokered or sold $3.3 billion of mortgage loans to PHH Mortgage under the terms of a loan purchase arrangement.

Contractual Agreements. Unless terminated earlier, our relationship with Realogy continues until January 31, 2055.  However, under the PHH Home Loans Operating Agreement, beginning on February 1, 2015, Realogy has the right at any time to give us two years notice of their intent to terminate their interest in PHH Home Loans. In addition, the Strategic Relationship Agreement and the PHH Home Loans Operating Agreement outline certain terms and events that would give Realogy the right to terminate the PHH Home Loans joint venture for cause.  These terms and events include, but are not limited to, if:

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

Upon a termination of the PHH Home Loans joint venture by Realogy or its affiliates (whether for cause or upon two years’ notice without cause), Realogy will have the right either: (i) to require that we or certain of our affiliates purchase all of Realogy’s interest in PHH Home Loans at the applicable purchase price set forth in the PHH Home Loans Operating Agreement; or (ii) to cause us to sell our interest in PHH Home Loans at the applicable sale price set forth in the PHH Home Loans Operating Agreement to an unaffiliated third party designated by certain of Realogy’s affiliates. If we were required to purchase Realogy’s interest in PHH Home Loans, such purchase could have a material adverse impact on our liquidity. Additionally, any termination of the PHH Home Loans joint venture will also result in a termination of the Strategic Relationship Agreement, including our exclusivity rights thereunder and our other agreements and arrangements with Realogy.  Any such termination would likely result in the loss of most, if not all, of our mortgage loan originations and Net revenues derived from Realogy’s affiliates, which would have a material adverse effect on our overall business and our consolidated financial position, results of operations, cash flows and liquidity.

Certain hedging strategies that we may use to manage risks associated with our assets, including mortgage loans held for sale, interest rate lock commitments, and mortgage servicing rights, may not be effective in mitigating those risks and could result in substantial losses that could exceed the losses that would have been incurred had we not used such hedging strategies.

We may employ various economic hedging strategies in an attempt to mitigate the interest rate and prepayment risk inherent in many of our assets, including our mortgage loans held for sale, interest rate lock commitments and our mortgage servicing rights. Our hedging activities may include entering into derivative instruments. We also seek to manage interest rate risk in our Mortgage Production and Mortgage Servicing segments partially without the use of financial derivatives by monitoring and seeking to maintain an appropriate balance between our loan production volume and the size of our capitalized portfolio associated with mortgage servicing rights, as the value of mortgage servicing rights and the income they provide tend to be counter-cyclical to the changes in production volumes and the gain or loss on loans that result from changes in interest rates. This approach requires our management to make assumptions with regards to future replenishment rates for our mortgage servicing rights, loan margins, the value of additions to our mortgage servicing rights and loan origination costs, and many factors can impact these estimates, including loan pricing margins and our ability to adjust staffing levels to meet changing consumer demand.  Our decisions regarding the levels, if any, of our derivatives related to mortgage servicing rights could result in continued volatility in the results of operations for our Mortgage Servicing segment.

Our hedging strategies, including our decisions whether to use derivative instruments to hedge our Mortgage servicing rights, may not be effective in mitigating the risks related to changes in interest rates and we may not have sufficient liquidity to exercise our strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses, and could result in losses in excess of what our losses would have been had we not used such hedging strategies. There have been periods, and it is likely that there will be periods in the future, during which we incur significant losses as a result of our hedging strategies. As stated earlier, the success of our interest rate risk management strategy and our replenishment strategies for our mortgage servicing rights are largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments, as well as our ability to successfully manage any capacity constraints in our mortgage production business and our ability to maintain sufficient liquidity to exercise these strategies. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes including, but not limited to, interest rates or prepayment speeds, we may incur losses that could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Historically, rising interest rates have generally been associated with a lower volume of loan originations and lower pricing margins in our Mortgage Production segment due to a disincentive for borrowers to refinance at a higher interest rate, while falling interest rates have generally been associated with higher loan originations and higher pricing margins, due to an incentive for borrowers to refinance at a lower interest rate. Our ability to generate Gain on loans held for sale, net in our Mortgage Production segment is significantly dependent on our level of saleable mortgage loan originations. Accordingly, increases in interest rates could materially and adversely affect our mortgage loan origination volume, which could have a material and adverse effect on our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations, liquidity or cash flows.  In addition, changes in interest rates may require us to post additional collateral under certain of our financing arrangements and derivative agreements which could impact our liquidity.

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

We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory or technological changes.  Competition for mortgage loan originations comes primarily from commercial banks and savings institutions, as well as non-bank mortgage originators.  Many of our competitors for mortgage loan originations that are commercial banks or savings institutions typically have access to greater financial resources, have lower funding costs, are less reliant than we are on the sale of mortgage loans into the secondary markets to maintain their liquidity, and may be able to participate in government programs that we are unable to participate in because we are not a state or federally chartered depository institution, all of which places us at a competitive disadvantage.  Further, since we are not a state or federally chartered depository institution, we must comply with the licensing and regulatory requirements of states and other jurisdictions, we may incur increased compliance costs, and we are subject to increased compliance and regulatory risks than many of our competitors.

Other advantages of our largest competitors include, but are not limited to, their ability to hold new mortgage loan originations in an investment portfolio and their access to lower rate bank deposits as a source of liquidity.  Additionally, more restrictive loan underwriting standards and the widespread elimination of certain non-conforming mortgage products throughout the industry have resulted in a more homogenous product offering, which has increased competition across the industry for mortgage originations.

Our financial statements are based in part on assumptions and estimates made by our management, including those used in determining the fair values of a substantial portion of our assets.  If the assumptions or estimates are subsequently proven incorrect or inaccurate, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

Pursuant to accounting principles generally accepted in the United States, we utilize certain assumptions and estimates in preparing our financial statements, including but not limited to, when determining the fair values of certain assets and liabilities, reserves related to litigation, regulatory investigations and proceedings, and reserves related to mortgage representations and warranty claims.  If the assumptions or estimates underlying our financial statements are incorrect, we may experience significant losses as the ultimate realization of value may be materially different than the amounts reflected in our consolidated statement of financial position as of any particular date.

For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in this Form 10K.

Fair Value.  A substantial portion of our assets are recorded at fair value based upon significant estimates and assumptions with changes in fair value included in our consolidated results of operations. As of December 31, 2014, 45% of our total assets were measured at fair value on a recurring basis, including $1.0 billion of assets representing our Mortgage servicing rights which are valued using significant unobservable inputs and management’s judgment of the assumptions market participants would use in pricing the asset.  The determination of the fair value of our assets involves numerous estimates and assumptions made by our management. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with our mortgage servicing rights based upon model inputs involving interest rates as well as the prepayment rates and delinquencies and foreclosure rates of the underlying serviced mortgage loans. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values, or our fair value estimates may not be realized in an actual sale or settlement, either of which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Reserves and Contingencies.  Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and we may estimate a range of possible loss for consideration in these estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, our estimates may change from time to time and such changes may be material to our consolidated results of operations, and the ultimate settlement of such matters may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Representations and Warranties.  In connection with the sale of mortgage loans, we make various representations and warranties that, if breached, require us to repurchase the loans or indemnify the purchaser for actual losses incurred in respect of such loans.  The estimation of our loan repurchase and indemnification liability requires subjective and complex judgments, and incorporates key assumptions that are impacted by both internal and external factors.  Internal factors include, but are not limited to, the level of loan sales and origination volumes, and the quality of our underwriting procedures.  External factors include, but are not limited to: (i) the political environment and oversight of the Agencies, and related changes in Agency programs and guidelines, (ii) borrower delinquency levels and default patterns, (iii) home price values and (iv) the overall economic condition of borrowers and the U.S. economy.

Further, a significant amount of our exposure to representation and warranty claims relates to loans that are subject to a new representation framework for conventional loans.  The full impact of our future loss experience under the new framework remains uncertain, and we will continue to refine our loss estimates as we monitor our experience with file reviews and claims under the new framework.

Our reliance on outsourcing arrangements for information technology services subjects us to significant business process and control risks due to the complexity of our information systems, any failures in our ability to manage or transition services under the arrangement, or if our outsourcing counterparties do not meet their obligations to us.

We entered into an arrangement to outsource our information technology (“IT”) services to a third party as part of an effort to reduce costs and obtain operational benefits.  Entering into an outsourcing arrangement for IT services subjects us to significant business process and control risks.  If our outsource partner fails to perform their obligations under the terms of the agreement, or if our transition and management of this vendor is not successful, we are subject to operational risk from our IT environment. We are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our business model and our reputation as a service provider to our clients, as well as our internal controls over financial reporting, are highly dependent upon these systems and processes.  In addition, our ability to run our business in compliance with applicable laws and regulations is dependent on our technology infrastructure.

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

A failure in or breach of our technology infrastructure or information protection programs, or those of our outsource providers, could result in the inadvertent disclosure of the confidential personal information of our customers, as well as the confidential personal information of the customers of our clients.  Any such failure or breach, including as a result of cyber-attacks against us or our outsource partners, could have a material and adverse effect on our business, reputation, results of operations, financial position or cash flows.

Our business model and our reputation as a service provider to our clients are dependent upon our ability to safeguard the confidential personal information of our customers, as well as the confidential personal information of the customers of our clients.  Although we have put in place, and require our outsource providers to follow, a comprehensive information security program that we monitor and update as needed, security breaches could occur through intentional or unintentional acts by individuals having authorized or unauthorized access to confidential information of our customers or the employees or customers of our clients which could potentially compromise confidential information processed and stored in or transmitted through our technology infrastructure.  In addition, we have highly complex information systems, certain portions of which we are dependent upon third party outsource providers and other portions of which are self-developed and for which third party support is not generally available.

A failure in or breach of the security of our information systems, or those of our outsource providers, or a cyber-attack against us or our outsource partners, could result in significant damage to our reputation or the reputation of our clients, could negatively impact our ability to attract or retain clients and could result in increased costs attributable to related litigation or regulatory actions, claims for indemnification, higher insurance premiums and remediation activities, the result of any of which could have a material and adverse effect on our business, reputation, results of operations, financial position, or cash flows.

Risks Related to our Common Stock

Our existing Convertible note series, any future issuances of securities convertible into our Common stock and hedging activities may result in dilution of our stockholders or depress the trading price of our Common stock.

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

We did not enter into a hedge transaction associated with the issuance of our Convertible notes due 2017. Upon conversion of the Convertible notes due 2017, the principal amount is payable in cash and to the extent the conversion value exceeds the principal amount of the converted notes we are required to pay or deliver (at our election) (i) cash; (ii) shares of our Common stock; or (iii) a combination of cash and shares of Common stock.  The increase in, and any further increases in, the trading price of our Common stock since the issuance of those notes, will result in a required cash payment upon conversion of the notes or will result in a dilution of the voting power and ownership percentage of the Common stock held by our existing shareholders, either of which may negatively affect the trading price of our Common stock.  As of December 31, 2014, the Convertible notes due 2017 are eligible for conversion, and if all such notes were converted as of such date, we would be required to settle the note principal plus a premium of $214 million cash, 8.932 million shares of our Common stock, or a combination thereof (at our election).  A 10% increase in our stock price from the closing price of December 31, 2014, results in an increase in the required conversion premium of $46 million, or 0.930 million shares.

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

Our share repurchase programs may affect the market for our common stock, including affecting our share price or increasing share price volatility.

On June 26, 2014, our Board of Directors authorized up to $450 million in share repurchases, including $200 million of accelerated share repurchases (“ASR”) and up to $250 million in open market purchases over the twelve months following the completion of the ASR.  The authorization requires that these programs expire no later than March 31, 2016.  Repurchases of our common stock pursuant to these programs could affect our stock price and increase its volatility.  The existence of share repurchase programs could also cause our stock price to be higher than it would be in the absence of such programs. Our share repurchase programs will utilize cash that we will not be able to use in other ways to grow our business.

In the third quarter of 2014 we entered into an aggregate of $200 million of ASR programs and have retired approximately 6.963 million of our common shares under the programs to-date.  The final settlement of shares repurchased from these programs will be determined at the completions of the programs, which is expected to occur in the first quarter of 2015.  Our counterparty to the ASR programs may complete various market transactions for its’ own account to fulfill the programs, including purchasing shares of our Common stock in the open market or entering into derivative transactions with respect to our Common stock, and such actions may affect our stock price and increase its’ volatility.

Although the Board of Directors has authorized an additional $250 million in share repurchases, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice.

A change in control transaction or a fundamental change in our business may result in a number of significant cash outflows that could reduce the value of our business.  Further, certain provisions of our debt arrangements and the provisions of certain other agreements could discourage third parties from seeking to acquire us, could prevent or delay a transaction resulting in a change of control.

The net proceeds realized by our shareholders as the result of any change in control transaction or a fundamental change, may be negatively impacted as a result of required payments under our corporate term debt certain tax impacts or the potential termination of certain client relationships (if consents or waivers are not obtained), among other consequences.

The terms of certain of our Senior note and Convertible note debt agreements and indentures contain provisions that require us to offer to repurchase, for cash, all or a portion of the outstanding notes upon a change of control or fundamental change, as defined in such indentures.  Further, a change of control or fundamental change may constitute an event of default under certain of our debt agreements, including our mortgage warehouse facilities.  In addition, in the event of a make-whole fundamental change (as defined by the indentures governing our Convertible notes due 2017), the conversion rate for the notes may, in some cases, be increased for a holder that elects to convert their notes in connection with such make-whole fundamental change.

We may need to obtain consents or waivers from the GSEs, state licensing agencies and certain clients or counterparties, in connection with certain change in control transactions.  Additionally, the value of our Mortgage business could be reduced from any lost relationships and/or loss of our approved status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller/servicer in connection with certain change in control transactions.  Our agreements with Fannie Mae and Freddie Mac require us to provide notice or obtain approvals or consents related to any change in control transaction.  Our agreements with Realogy, including the PHH Home Loans Operating Agreement, state that Realogy may terminate PHH Home Loans if we effect a change in control transaction involving certain competitors or other third parties. In connection with such termination, we may be required to make a cash payment to Realogy in an amount equal to: (i) PHH Home Loans’ trailing 12 months net income multiplied by the greater of (a) the number of years remaining in the first 12 years of the term of the agreement or (b) two years.

In addition, agreements with some of our financial institution clients governing our private-label relationships provide our clients with the right to terminate their relationship with us if we complete certain change in control transactions with certain third parties.  The need to obtain waivers or consents from our clients in connection with a change in control transactions may discourage certain third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction, or could otherwise reduce the value of the business when separated.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, New Jersey 08054.

Our business has centralized operations in approximately 555,000 square feet of shared leased office space in the Mt. Laurel, New Jersey area.  We occupy approximately 100,000 square feet in Jacksonville, Florida and approximately 40,000 square feet in Bannockburn, Illinois both of which are primarily used to support our mortgage production activities.  We also have a location near Buffalo, New York with approximately 55,000 square feet of total office space that is primarily used to support our servicing operations.  In addition, we lease approximately 45 smaller offices located throughout the U.S.

Item 3.  Legal Proceedings

We are party to various claims and legal proceedings from time to time related to contract disputes and other commercial, employment and tax matters.  For more information regarding legal proceedings, see Note 14, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Shares of our Common stock are listed on the NYSE under the symbol “PHH”.  The following table sets forth the high and low sales prices for our Common stock for the periods indicated as reported by the NYSE:

	Stock Price
	High	Low
January 1, 2013 to March 31, 2013	$23.90	20.58
April 1, 2013 to June 30, 2013	22.13	18.82
July 1, 2013 to September 30, 2013	25.13	20.20
October 1, 2013 to December 31, 2013	26.76	21.95
January 1, 2014 to March 31, 2014	27.13	23.44
April 1, 2014 to June 30, 2014	26.02	20.98
July 1, 2014 to September 30, 2014	24.84	22.13
October 1, 2014 to December 31, 2014	24.71	21.66

As of February 17, 2015, there were 5,988 holders of record of our Common stock.

Restrictions on Share-Related Payments

As of December 31, 2014, we are not restricted in our ability to make share-related payments including the declaration and payment of dividends or the repurchase of Common stock.

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

The limitations and restrictions on our ability to make share-related payments include but are not limited to:

a)             Restrictions under our senior note indentures from making a share-related payment if, after giving effect to the payment, the debt to tangible equity ratio calculated as of the most recently completed month end exceeds 6 to 1; however, even if such ratio is exceeded, we may declare or pay any dividend or make a share-related payment so long as our corporate ratings are equal to or better than: Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s (in each case on stable outlook or better); and

b)             Limitations in the amount of share-related payments that can be distributed by us due to maintaining compliance with the financial covenants contained in certain subsidiaries’ mortgage warehouse funding agreements, including but not limited to: (i) the maintenance of net worth of at least $1.0 billion on the last day of each fiscal quarter; and (ii) a ratio of indebtedness to tangible net worth of no greater than 4.5 to 1.

In addition, we are limited in the amount of share-related payments that can be distributed due to capital that is required to be maintained at our subsidiaries.  The amount of intercompany dividends, share-related payments and other fund transfers that certain of our subsidiaries can declare or distribute to us or to other consolidated subsidiaries (and ultimately to us) is limited due to provisions of our subsidiaries’ debt arrangements, capital requirements, and other legal requirements and regulatory constraints.  The aggregate restricted net assets that are required to be maintained at our subsidiaries totaled $769 million as of December 31, 2014.

We have not declared or paid cash dividends on our Common stock since we began operating as an independent, publicly traded company in 2005.  In 2014, we utilized the net proceeds from the sale of our Fleet business and our existing excess cash to repay $435 million of the principal balance of our unsecured term debt and we have returned capital to shareholders through $200 million of accelerated share repurchase programs, as discussed further below.  We maintain an unrestricted cash position to fund certain known or expected payments, to fund our working capital needs, and to maintain cash reserves for contingencies.  We intend to utilize our excess cash above these key requirements to grow the business and re-engineer the company as a stand-alone mortgage business. We also expect to utilize excess cash to return capital to shareholders to fund up to $250 million in open-market share repurchases that have been authorized by our Board of Directors, subject to market and business conditions, the trading price of our common stock and the nature of other investment opportunities.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 26, 2014, our Board of Directors authorized up to $450 million in share repurchases, including $200 million of accelerated share repurchases (“ASR”) through March 31, 2015 and up to $250 million in open market purchases over the twelve months following the completion of the ASR expiring no later than March 31, 2016.

On August 7, 2014, we entered into two separate ASR agreements to repurchase an aggregate of $200 million of PHH’s Common stock.  The initial shares delivered were 6.963 million based upon the minimum share delivery for the collared agreement and 80% share delivery under the uncollared agreement based upon the stock price at inception.  The final number of shares repurchased and purchase price per share will be determined based on the applicable volume weighted average price of the shares through the completion of this program, which is expected to occur in the first quarter of 2015.

The dollar value of shares that may yet be purchased under approved share repurchase programs is $250 million.  In the fourth quarter of 2014, we did not complete any share repurchases nor settle the delivery of any shares under the ASR.

See Note 15, “Stock-Related Matters” in the accompanying Notes to Consolidated Financial Statements for more information.

Item 6.  Selected Financial Data

The selected financial data set forth below is derived from our audited Consolidated Financial Statements for the periods indicated.  Because of the inherent uncertainties of our business, the historical financial information for such periods may not be indicative of our future results of operations, financial position or cash flows.

In 2014, the Company sold its Fleet Management Services business. All Fleet operations have been recorded in held for sale or discontinued operations during 2014 and are presented comparatively for all historical periods below:

	Year Ended and As of December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share data)
Consolidated Statements of Operations
REVENUES
Origination and other loan fees	$231	$307	$346	$295	$291
Gain on loans held for sale, net	264	575	942	567	635
Net loan servicing income (loss)	210	430	(53)	(280)	(12)
Net interest expense	(88)	(115)	(121)	(87)	(72)
Other income	22	3	12	73	4
Net revenues	639	1,200	1,126	568	846

Total expenses	923	1,060	1,140	857	806

Net income (loss) attributable to PHH Corporation	81	135	34	(127)	48

Basic earnings (loss) per share attributable to PHH Corporation	$1.47	$2.36	$0.60	$(2.26)	$0.87
Diluted earnings (loss) per share attributable to PHH Corporation	1.47	2.06	0.60	(2.26)	0.86

Consolidated Balance Sheets
ASSETS
Cash and cash equivalents	$1,259	$1,126	$758	$392	$176
Mortgage loans held for sale	915	834	2,174	2,658	4,329
Mortgage servicing rights	1,005	1,279	1,022	1,209	1,442
Total assets	4,296	8,853	9,605	9,779	11,267
LIABILITIES
Unsecured debt	$831	$1,249	$1,156	$1,339	$1,212
Asset-backed debt	908	775	1,941	2,457	3,807
Total liabilities	2,725	7,163	8,043	8,318	9,689
PHH Corporation stockholders’ equity	1,545	1,666	1,526	1,442	1,564

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

As a result of our sale of our Fleet business, which closed effective on July 1, 2014, Fleet Management Services is no longer a reportable segment, and the results and operations of the Fleet business and transaction-related amounts are included within Income from discontinued operations, net of tax for all periods presented and Assets and Liabilities held for sale as of December 31, 2013.  See further discussion in “—Results of Operations—Discontinued Operations”.

Our business has experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to interest rates and the real estate markets, which impacts our loan origination volumes, valuation of our mortgage servicing rights and repurchase and foreclosure-related charges.  See “—Risk Management” in this Form 10-K for additional information regarding our interest rate and market risks.

In addition, we are monitoring a number of developments in regulations that are expected to impact our Mortgage segments, and there has been a heightened focus of regulators on the practices of the mortgage industry.  The full impact of regulatory developments remains uncertain, although we expect the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance, and servicing related costs, heightened risk of potential regulatory fines and penalties, and we could experience an increase in mortgage origination or servicing related litigation in the future.  For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Company—Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. In addition, we are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, and increased costs that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation.” in this Form 10-K.

Executive Summary

Operating and Capital Strategy

We completed the sale of the Fleet business effective on July 1, 2014 for cash consideration of $1.4 billion, and realized over $550 million in net proceeds after taxes and transaction-related costs.  The net proceeds from the sale have increased our excess cash above key cash requirements, allowed us to reduce our unsecured debt principal by $435 million and return capital to shareholders.  We intend to continue to utilize excess cash by re-engineering the company as a stand-alone mortgage business and growing the business, and we expect to return additional capital to shareholders, subject to market and business conditions, the trading price of our common stock and the nature of other investment opportunities.

Mortgage Re-Engineering

We intend to deploy up to $200 million to re-engineer our operations and support infrastructure for a stand-alone mortgage business in a lower volume, home purchase driven mortgage market and are on track to deliver our expected annualized operating benefits from these initiatives.  If we achieve our Private Label contract negotiation objectives and expense reduction efforts, we would expect to generate a total of $225 million in annualized operating benefits.

Expense Reduction.  We expect to generate an aggregate of $175 million in annualized operating benefits over the next 6 to 24 months from expense reductions.  Our re-engineering efforts will be focused on our organizational structure redesign, facilities management, implementing process improvements in both origination and servicing operations and managing or consolidating our vendor relationships.    We believe that our actions to re-engineer our operations will simplify our organization while maintaining capacity to enable growth and flexibility to respond to ongoing regulatory changes.  As a result of our planned actions, we recorded $15 million of severance expense in 2014.

Private Label Contracts.  During the second half of 2014, we continued to make progress on our Private Label contract negotiations with our largest clients.  These agreements are complex contracts, and we needed to attempt to address pricing economics, appropriate risk sharing and more balanced terms and conditions.  Our discussions evolved to encompass a number of additional elements and our Private Label operating model and client contracts with our largest clients are likely to change in order to address the needs of all parties.  As a result, any changes in the terms and scope of some of our Private Label relationships could have a significant impact on our re-engineering plans, our expected origination volumes and our profitability.

Although none of our largest private label clients has executed re-negotiated agreements as of December 31, 2014, we have made significant progress in the first quarter of 2015.  As of February 17, 2015, we have achieved our target objectives with clients representing approximately 50% of our total 2014 private label closing volume.

For our remaining clients, we have extended negotiations to address their unique program requirements and potentially expand the scope of services to be provided. For clients representing approximately 30% of our total 2014 private label closing volume, we believe that we are in the late stages of the renegotiation process, and we should complete those negotiations to achieve our target economic objectives by June 30, 2015.  The clients that comprise the remaining 20% of our total 2014 private label closing volume remain highly engaged and we continue to work diligently with them to conclude these negotiations as soon as possible.

We remain cautiously optimistic that these contracts can be structured or renewed on mutually beneficial terms; however, we can make no assurances that our Private Label clients will ultimately agree to amend their contracts prior to renewal.  For more information, see “Part I—Item 1A. Risk Factors—Risks Related to our Company— The profitability of our Mortgage Production segment has been adversely affected by the increased mix of fee-based closings originated under our existing private label client contracts.  We are currently evaluating a number of alternatives to restructure these contracts to improve the economics of the underlying contractual relationships; however, there can be no assurances that we will be successful in these efforts.” in this Form 10-K.

Growth Initiatives

We intend to invest up to $150 million in select growth opportunities over the next two years to enhance scale and profitability and diversify our revenue streams.  We believe these opportunities could generate up to $175 million in annualized operating benefits.  We will be focused on expanding our target market within the existing private label client base, but the timing of this effort may be impacted by the results of our ongoing contract negotiations.  In addition, we will focus on growing our origination volume through outsourcing opportunities with regional and community banks.  We believe that we can grow our share in the home purchase market through improved capture rates and additional investments in the Real Estate channel.  We will also be focused on pursuing subservicing opportunities.  We will evaluate selective inorganic growth investments to leverage our fixed-cost support infrastructure to expand our retail mortgage market presence in a home purchase market and grow our servicing portfolio.

Return of Capital to Shareholders

Our Board of Directors has authorized up to $450 million in share repurchases, and in the third quarter of 2014 we entered into an aggregate of $200 million of accelerated share repurchase (“ASR”) programs and have retired approximately 6.963 million of our common shares under the programs to-date.  The final settlement of shares repurchased from these programs will be determined at the completion of the programs, which is expected to occur in the first quarter of 2015.

We expect that the ASR programs will be followed by up to $250 million in open market purchases in the twelve months following the completion of the ASR, subject to market and business conditions, the trading price of our common stock and the nature of other investment opportunities.

For more information, see “Part I—Item 1A. Risk Factors—Risks Related to our Company— We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, including our initiatives to re-engineer and grow our mortgage business.” in this Form 10-K.  Also see “Part I—Item 1A. Risk Factors—Risks Related to our Common Stock—Our share repurchase programs may affect the market for our common stock, including affecting our share price or increasing share price volatility.”

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

During 2014, we increased our reserves for legal and regulatory contingencies by $28 million. We expect the higher legislative and regulatory focus on mortgage origination and servicing practices to continue to result in higher legal, compliance and servicing related costs, heightened risk for potential regulatory fines and penalties, and we could experience an increase in mortgage origination or servicing related litigation in the future.  The ultimate resolution of any particular matter could be material to our results of operations or cash flows for the period in which such matter is resolved.  For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Company—Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. In addition, we are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, and increased costs that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation.” in this Form 10-K and Note 14, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

We have undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators (the “MMC”) and such regulators have alleged various violations of federal and state laws related to our mortgage servicing practices prior to July 2011.  In October 2014, we met with the MMC, along with representatives of certain state Attorneys General and the CFPB, to formally review the MMC’s examination findings and our response.  In order to resolve the findings and in exchange for a release of certain enforcement actions, the MMC has proposed that we enter into a Settlement Agreement and Consent Order that includes adoption of national servicing standards, payments to certain borrowers nationwide whose loans went into foreclosure during a stated period of time, other consumer relief and administrative penalties.  While we continue to believe we have meritorious defenses to the findings, we have indicated our willingness to adopt the servicing standards set out in the MMC’s proposal with certain caveats and continue discussions on other aspects of the proposal.

In January 2014, the CFPB initiated an administrative proceeding alleging that our reinsurance activities have violated certain provisions of the Real Estate Settlement Procedures Act.  We have increased our reserves related to the recommended decision that was issued by the administrative law judge in November 2014; however, we and the CFPB’s enforcement counsel have appealed the decision. We believe that we have complied with the Real Estate Settlement Procedures Act and other laws applicable to our former mortgage reinsurance activities. We cannot estimate the maximum amount of loss, if any, associated with this matter, and there can be no assurance that the ultimate resolution of this matter will not result in losses, fines or penalties which could be material to our results of operations, cash flows or financial position.

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

RESULTS OF OPERATIONS

Continuing Operations

The following tables present our consolidated results of operations from continuing operations and segment profit or loss for our reportable segments:

	Year Ended December 31,
	2014	2013	2012
	(In millions, except per share data)

Origination and other loan fees	$231	$307	$346
Gain on loans held for sale, net	264	575	942
Net loan servicing income (loss)	210	430	(53)
Net interest expense	(88)	(115)	(121)
Other income	22	3	12
Net revenues	639	1,200	1,126
Total expenses	923	1,060	1,140
(Loss) income from continuing operations before income taxes	(284)	140	(14)
Income tax (benefit) expense	(99)	42	(37)
(Loss) income from continuing operations, net of tax	(185)	98	23
Less: net income attributable to noncontrolling interest	6	29	59
Net (loss) income from continuing operations attributable to PHH Corporation	$(191)	$69	$(36)

(Loss) earnings per share from continuing operations:
Basic	$(3.47)	$1.21	$(0.64)
Diluted	$(3.47)	$1.05	$(0.64)

Segment (Loss) Profit:(1)
Mortgage Production segment	$(141)	$22	$416
Mortgage Servicing segment	(103)	155	(464)
Other(2)	(46)	(66)	(25)

______________

(1)             Segment (loss) profit is described in Note 21, “Segment Information”, in the accompanying Notes to Consolidated Financial Statements.

(2)             Includes expenses that are not allocated back to our reportable segments and certain general corporate overhead expenses that were previously allocated to the Fleet business.  All periods include pre-tax losses related to the early retirement of certain unsecured debt obligations.

Our financial results from continuing operations for 2014 reflect declines in industry origination volumes, margin compression, increased competition and a higher regulatory focus.  We are in the early stages of executing our strategy to re-engineer our operations and support infrastructure for a stand-alone mortgage business and evaluating select growth opportunities as discussed further under “—Mortgage Re-Engineering” and “—Growth Initiatives” in the Overview section.

Production. Net revenues of our Mortgage Production segment declined $356 million (43%) from 2013, reflecting a 31% decline in total closings, a 53% decline in IRLCs and a 62 basis point (18%) decrease in total loan margins.  The decline in total closings was primarily driven by a 52% decline in refinance closings, consistent with the relative interest rate environments and industry demand.

Our actions taken in the second half of 2013 and throughout 2014 to reduce staffing levels in our Mortgage Production segment in response to expected client and industry demand have resulted in salary expense reductions in production and overhead functions.  Despite the cost reduction efforts, the results of our Mortgage Production segment still reflected the industry-wide reductions in mortgage loan originations. While interest rates have decreased during the early part of 2015 leading to an increase in application volume and loan margins, we expect a highly challenging mortgage industry environment to continue throughout 2015 and our Mortgage Production segment will likely continue to be unprofitable and cash consumptive for the first half of 2015.

Servicing.  Net revenues of our Servicing segment declined $216 million (57%) from 2013, primarily reflecting changes in the valuation of our mortgage servicing rights, net of the related derivatives.  During 2014, we recorded $238 million of unfavorable net changes in value, primarily resulting from a 71 basis point decline in the mortgage rate used to value our MSR asset and a flattening of the yield curve, compared to unfavorable net changes of $6 million for 2013.

The Servicing segment also experienced a $26 million increase in Other operating expenses, primarily driven by an increase in the liability for legal and regulatory contingencies that was recorded in 2014.

Other.  For both 2014 and 2013, our results also include losses not allocated to the segments for early repayment of unsecured debt.  During 2014, we recorded a $24 million pre-tax loss related to the early repayment of our Senior Notes due 2016, compared to a $54 million pre-tax loss during 2013.  Results for 2014 also include $10 million of expenses for severance costs related to the re-engineering of our operations and support infrastructure.

Income Tax Provision or Benefit.  Our effective income tax rate for the years ended December 31, 2014, 2013 and 2012 were (35.1)%, 29.8% and (264.7)%,  respectively.  Our effective tax rates differ from our federal statutory rate of 35%, primarily due to:  (i) amounts of net income attributable to noncontrolling interest (for which no taxes are provided); (ii) state benefits from the impact of applying statutory changes to apportionment factors and tax rate; and (iii) changes in valuation allowances.  For 2014, our effective tax rate also includes changes in liabilities for income tax contingencies driven by state tax filing positions expected to be taken related to the sale of the Fleet business.  For 2012, our effective tax rate differs significantly from the statutory rate due to the proportionate size of our loss before income taxes and income attributable to noncontrolling interest.

In connection with our sale of the Fleet business, we utilized all of our Federal net operating losses, which significantly reduced our deferred tax assets.  As a result, we do not have amounts of Federal net operating loss carryforwards to offset future taxable income.

See Note 12, “Income Taxes” in the accompanying Notes to Consolidated Financial Statements for further information.

Discontinued Operations

During 2014, we entered into a Stock Purchase Agreement to sell all of the issued and outstanding equity interests of our Fleet Management Services business (“Fleet business”), and the transaction closed effective on July 1, 2014.  As a result of the sale of the Fleet business, Fleet Management Services is no longer a reportable segment, and the results of the Fleet business and transaction-related amounts are included within Income from discontinued operations, net of tax in the Consolidated Statements of Operations and have been excluded from continuing operations and segment results for all periods presented.  As of December 31, 2013, the assets and liabilities of the Fleet business are presented as Assets held for sale and Liabilities held for sale in the Consolidated Balance Sheets.  See Note 2, “Discontinued Operations” in the accompanying Consolidated Financial Statements for additional information.

The results of discontinued operations are summarized below:

	Year Ended December 31,

	2014	2013	2012

	(In millions, except per share data)

Net revenues	$820	$1,642	$1,617
Total expenses	774	1,541	1,517
Income before income taxes(1)	46	101	100
Income tax expense(1)	15	35	30
Gain from sale of discontinued operations, net of tax	241	—	—
Income from discontinued operations, net of tax	$272	$66	$70

Earnings per share from discontinued operations:
Basic	$4.94	$1.15	$1.24
Diluted	$4.94	$1.01	$1.24

_______________

(1)       Represents the results of the Fleet business.

During the year ended December 31, 2014, we recognized a $241 million net gain on the disposition of the Fleet business which includes a gain of $22 million resulting from the reclassification of currency transaction adjustments from Accumulated other comprehensive income.  The income tax expense related to the Gain on sale of discontinued operations was $227 million for the year ended December 31, 2014, which includes $52 million of expense associated with the earnings of our Canadian subsidiaries that were previously considered to be indefinitely invested.  Upon the classification of the Fleet business as held for sale during the second quarter of 2014, the accumulated earnings were no longer deemed to be indefinitely invested and we recognized the tax expense related to the cumulative earnings of such Canadian subsidiaries.

Mortgage Production Segment

Segment Overview

Our Mortgage Production segment provides mortgage services, including private-label mortgage services, to financial institutions and real estate brokers through PHH Mortgage.  The segment generates revenue through fee-based mortgage loan origination services and the origination and sale of mortgage loans into the secondary market.  PHH Mortgage generally sells all saleable mortgage loans that it originates to secondary market investors, which include a variety of institutional investors, and initially retains the servicing rights on mortgage loans sold.  We source mortgage loans through our retail and wholesale/correspondent platforms, as further described below.

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

The private label services channel includes providing outsourced mortgage origination services for wealth management firms, regional banks and community banks throughout the U.S, including Merrill Lynch Home Loans, a division of Bank of America, National Association, Morgan Stanley Private Bank and HSBC Bank USA.  We are a leading provider of private-label mortgage loan originations and in this channel, we offer a complete outsourcing solution, from processing applications through funding, for clients that wish to offer mortgage services to their customers but do not want to maintain the internal infrastructure to operate a mortgage platform.

The real estate channel includes providing mortgage origination services for brokers associated with brokerages owned or franchised by Realogy Corporation and other third-party brokers. Through our affiliations with real estate brokers, we have access to home buyers at the time of purchase.  Substantially all of the originations through the real estate channel are originated from Realogy and Realogy Franchisees.  For the year ended December 31, 2014, we originated mortgage loans for 16% of the transactions in which real estate brokerages owned by Realogy represented the home buyer and 11% of the transactions in which real estate brokerages franchised by Realogy where we have exclusive marketing service agreements, represented the home buyer.  See “Part I—Item 1. Business—Segment Overview” for a further discussion of our relationship with Realogy.

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

Outlook and Trends

The interest rate environment during 2014 has continued to negatively affect loan margins and origination volumes; however, interest rates have decreased during the early part of 2015 leading to an increase in application volume and loan margins. A variety of other factors have also continued to affect the industry, including an increasingly complex regulatory compliance environment and changes to mortgage backed security programs, including increases in guarantee fees.  Future conforming origination volumes and loan margins may be negatively impacted by higher interest rates and increases in guarantee fees.

During 2014, the origination environment reflected a lower volume, home purchase driven mortgage market. According to Fannie Mae’s January 2015 Economic and Housing Outlook, total industry loan originations declined to $1.2 trillion during 2014, a decrease of 37% from 2013 levels driven by a 55% decline in refinancing activity and a 11% decline in purchase activity.  Our refinance closings were down 52% during 2014 compared to the prior year, which was driven by lower overall consumer demand from relatively higher interest rates and a 76% decline in HARP closings.  While our purchase closings (based on unpaid principal balance) increased by 5% during 2014, our results of operations were negatively impacted by a 5% decline in the number of purchase closing units.  Fannie Mae’s Economic and Housing Outlook is projecting total loan originations of $1.2 trillion for 2015, with refinancing closings representing approximately 40% of the share.

A shift in the mix of our originations to a greater percentage of fee-based closings negatively impacted the profitability of our Mortgage Production segment during 2014.  Fee-based closings represented 66% and 51% of our total origination volume during the year ended December 31, 2014 and 2013, respectively.  Fee-based closings generally consist of higher average loan amounts than saleable closings and are impacted by the mortgage product and loan programs our PLS clients market to their customers, as well as the amount of mortgage loans our clients want to retain on their balance sheets.

See “Part I—Item 1A. Risk Factors—Risks Related to Our Company—The profitability of our Mortgage Production segment has been adversely affected by the increased mix of fee-based closings originated under our existing private label client contracts.  We are currently evaluating a number of alternatives to restructure these contracts to improve the economics of the underlying contractual relationships; however, there can be no assurances that we will be successful in these efforts.” in this Form 10-K for more information.

Segment Metrics:

	Year Ended December 31,
	2014	2013	2012
	($ In millions)
Closings:
Saleable to investors	$12,389	$25,675	$36,022
Fee-based	23,572	26,692	19,562
Total	$35,961	$52,367	$55,584
Purchase	$20,105	$19,141	$17,549
Refinance	15,856	33,226	38,035
Total	$35,961	$52,367	$55,584
Retail - PLS	$26,015	$35,136	$31,239
Retail - Real Estate	8,593	12,221	14,280
Total retail	34,608	47,357	45,519
Wholesale/correspondent	1,353	5,010	10,065
Total	$35,961	$52,367	$55,584
Retail - PLS (units)	54,105	89,137	89,980
Retail - Real Estate (units)	34,131	50,158	57,033
Total retail (units)	88,236	139,295	147,013
Wholesale/correspondent (units)	5,940	22,166	47,462
Total (units)	94,176	161,461	194,475

Applications:
Saleable to investors	$16,895	$29,851	$47,600
Fee-based	28,696	28,973	24,790
Total	$45,591	$58,824	$72,390
Retail - PLS	$32,810	$38,954	$42,206
Retail - Real Estate	10,727	14,135	18,194
Total retail	43,537	53,089	60,400
Wholesale/correspondent	2,054	5,735	11,990
Total	$45,591	$58,824	$72,390
Retail - PLS (units)	68,258	97,932	120,352
Retail - Real Estate (units)	42,123	57,897	71,373
Total retail (units)	110,381	155,829	191,725
Wholesale/correspondent (units)	9,015	25,227	56,266
Total (units)	119,396	181,056	247,991

Other:
IRLCs expected to close	$7,262	$15,387	$26,599
Total loan margin on IRLCs (in basis points)	282	344	392
Loans sold	$12,555	$27,242	$36,582

Segment Results:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Origination and other loan fees	$231	$307	$346
Gain on loans held for sale, net	264	575	942
Net interest expense:
Interest income	38	63	84
Secured interest expense	(26)	(52)	(68)
Unsecured interest expense	(51)	(75)	(82)
Net interest expense	(39)	(64)	(66)
Other income	9	3	12
Net revenues	465	821	1,234
Salaries and related expenses	231	317	295
Commissions	78	110	124
Occupancy and other office expenses	31	34	31
Depreciation and amortization	12	13	7
Loan origination expenses	85	109	125
Professional and third-party service fees	34	39	42
Technology equipment and software expenses	3	4	4
Other operating expenses	126	144	131
Total expenses	600	770	759
(Loss) income before income taxes	(135)	51	475
Less: net income attributable to noncontrolling interest	6	29	59
Segment (loss) profit	$(141)	$22	$416

2014 Compared With 2013:  Mortgage Production segment loss was $141 million during 2014, compared to a segment profit of $22 million during 2013.  Net revenues decreased to $465 million, down $356 million, or 43%, compared with the prior year driven by lower volumes of refinance activity, an increased mix of fee-based closings and lower loan margins and economic hedge results.  Total expenses decreased to $600 million, down $170 million, or 22%, compared with the prior year primarily driven by a decline in origination volumes which resulted in lower salaries and related expenses, commissions and loan origination expenses.

Net revenues.  Origination and other loan fees decreased to $231 million, down $76 million, or 25%, compared to the prior year.  A 37% decline in total retail closing units, primarily from lower refinance closings, contributed to a $41 million decrease in application fees, appraisal income and other underwriting income.  In addition, Origination and other loan fees were lower due to a $30 million decrease in origination assistance fees from our PLS channel resulting from a 39% decline in PLS closing units compared to the prior year.  Interest income and secured interest expense were lower by $25 million and $26 million, respectively, compared with 2013 which was primarily driven by a lower average volume of mortgage loans held for sale.  Allocated unsecured interest expense decreased to $51 million, down $24 million, or 32%, compared to the prior year driven by the completion of our capital strategy to reduce our corporate unsecured debt levels and reduce our cost of debt.

Gain on loans held for sale, net was $311 million lower compared to the prior year driven by a $255 million decline in gain on loans related to a 53% decrease in IRLCs expected to close and a 62 basis points decline in average total loan margins, coupled with a $65 million decrease in economic hedge results.  Consistent with our expectations, the decrease in IRLCs expected to close and average total loan margins was attributable to lower consumer demand for refinancing activity and an increased mix of fee-based production (where we do not enter into an IRLC).  The $65 million decline in economic hedge results compared with 2013 was primarily attributable to a lower impact from pullthrough assumptions associated with a decrease in the average outstanding balance of IRLCs expected to close and lower execution gains on mortgage loans sold.  There was a $9 million favorable change in fair value of Scratch and Dent and certain non-conforming loans compared with the prior year which was primarily driven by lower repurchase activity.

Other income increased by $6 million compared to the prior year which was primarily attributable to a $5 million impairment charge recorded during 2013 related to a reduction in the value of our equity method investment.  There was no impairment charge recorded during 2014.

Total expenses.  Salaries, benefits and incentives decreased to $221 million, down $73 million, or 25%, compared to the prior year primarily driven by a decline in headcount and lower severance expenses.  During 2013, we announced actions to lower staffing levels in response to projected declines in industry origination volumes which resulted in $22 million of severance expenses that were recorded during the prior year.  Contract labor and overtime was $13 million lower compared with 2013 driven by a decline in overall closing volumes and our cost management initiatives.  Commissions were down $32 million, or 29%, compared to the prior year primarily due to a 30% decrease in real estate channel closings.

Loan origination expenses decreased by $24 million, or 22%, compared with 2013 due to a 29% decrease in the total number of retail application units.  Professional and third-party service fees decreased by $5 million compared with 2013 primarily due to lower outsourced service fees associated with our closing volume.  Other expenses decreased to $28 million, down $15 million, or 35%, compared to the prior year which primarily related to benefits from improved operating execution resulting in declines in customer service related expenses and lower costs from the realization of other corporate cost reduction initiatives.

See “—Other” for a discussion of the Corporate overhead allocation.

2013 Compared With 2012:  Mortgage Production segment profit was $22 million, a decrease of $394 million, or 95%, from 2012.  Net revenues decreased to $821 million, down $413 million, or 33% compared with the prior year primarily driven by lower loan margins and origination volume resulting from an increase in interest rates.  Segment profit was also negatively affected by a decrease in economic hedge results and a shift in the mix of our originations to a greater percentage of fee-based closings.  Total expenses increased to $770 million, up $11 million, or 1% compared with the prior year driven by higher salaries, benefits and incentives and corporate overhead allocations which were partially offset by a decrease in commissions and loan origination expenses resulting from lower closing volumes.

Net revenues.  Origination and other loan fees decreased to $307 million, down 11% from 2012 driven by a $16 million decrease in application fees related to higher HARP volume (which has lower fee income), a $6 million decrease in correspondent underwriting fees and lower overall fee income from a 12% decline in closing units in our real estate channel.  In addition, origination assistance fees from our PLS channel were $8 million lower compared to the prior year primarily due to higher HARP volume.

Gain on loans held for sale, net was $322 million lower compared to 2012 driven by a 42% decrease in IRLCs expected to close and a 48 basis points decrease in average total loan margins.  During 2013, our IRLCs expected to close were negatively affected by an increase in interest rates leading to lower consumer demand as refinance incentives and opportunities for prospective borrowers declined, as well as an increased mix of fee-based production (where we do not enter into an IRLC).  Economic hedge results were down $65 million, or 36% primarily driven by lower execution gains on mortgage loans sold.

Total expenses.  Salaries, benefits and incentives increased by $34 million compared to the prior year which included a $20 million increase in severance expense associated with the planned actions to adjust our staffing levels to a lower overall origination environment.  In addition, we maintained excess origination capacity earlier in 2013 in preparation for the spring home buying season and the launch of our private label relationship with HSBC.  Contract labor and overtime was $12 million lower compared with 2012 driven by a decline in overall closing volumes.  Commissions were down $14 million, or 11%, compared to the prior year primarily due to a 14% decrease in real estate channel closings.

Loan origination expenses decreased by $16 million, or 13%, compared with 2012 due to a 19% decrease in the total number of retail application units.  Other expenses decreased to $43 million, down $7 million, or 14%, compared to the prior year which primarily related a decrease in the provisions for legal and regulatory matters and lower operating costs that were partially offset by increases in quality related customer service expenses.

The $20 million increase in corporate overhead allocations was driven by information technology-related expenses associated with private label implementations which are allocated fully to the Mortgage Production segment and higher professional and third-party service fees related to strategic initiatives and new outsourcing arrangements.  See “—Other” for a further discussion of the Corporate overhead allocation.

Selected Income Statement Data:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Gain on loans held for sale, net:
Gain on loans	$227	$482	$804
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(12)	(21)	(41)
Economic hedge results	49	114	179
Total change in fair value of mortgage loans and related derivatives	37	93	138
Total	$264	$575	$942

Salaries and related expenses:
Salaries, benefits and incentives	$221	$294	$260
Contract labor and overtime	10	23	35
Total	$231	$317	$295

Other operating expenses:
Corporate overhead allocation	$98	$101	$81
Other expenses	28	43	50
Total	$126	$144	$131

Following are descriptions of the contents and drivers of the financial results of the Mortgage Production segment:

Origination and other loan fees consist of fee income earned on all loan originations, including loans that are saleable to investors and fee-based closings.  Retail closings and fee-based closings are key drivers of Origination and other loan fees and the fee income earned on those loans consists of application and underwriting fees, fees on cancelled loans and amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from our private-label mortgage outsourcing activities.

Gain on loans held for sale, net includes realized and unrealized gains and losses on our mortgage loans, as well as the changes in fair value of our IRLCs and loan-related derivatives.  The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) the estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan.

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

Salaries and related expenses consist of salaries, payroll taxes, benefits and incentives paid to employees in our mortgage production operations.  These expenses are primarily driven by the average number of permanent employees.

Commissions for employees involved in the loan origination process are primarily driven by the volume of retail closings.  Closings from our real estate channel have higher commission rates than private label closings.

Loan origination expenses represent variable costs directly related to the volume of loan originations and consist of appraisal, underwriting and other direct loan origination expenses.  These expenses are primarily driven by the volume of applications.

Other operating expenses consist of allocations for corporate overhead and other production related expenses.

Mortgage Servicing Segment

Segment Overview

Our Mortgage Servicing segment services mortgage loans originated by PHH Mortgage, purchases mortgage servicing rights and acts as subservicer for certain clients that own the underlying servicing rights.  The segment principally generates revenue through fees earned from our Mortgage servicing rights, which are capitalized on our balance sheets, or from our subservicing agreements, which are not capitalized.  Mortgage servicing rights (MSRs) are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio.  For 2013 and 2012, our Mortgage Servicing segment also includes the results of our reinsurance activities from our wholly owned subsidiary, Atrium Reinsurance Corporation and the related losses on the termination of the contracts. Beginning in the second half of 2013, we no longer have exposure to losses from contractual reinsurance agreements.

We use a combination of derivative instruments to protect against potential adverse changes in the fair value of our MSRs resulting from a decline in interest rates. If the derivative instruments are effective, the change in fair value of derivatives is intended to react in the opposite direction of the market-related change in the fair value of MSRs, and generally increase in value as interest rates decline and decrease in value as interest rates rise.  The size and composition of derivatives instruments used depends on a variety of factors, including the potential decline in value of our MSRs based on our evaluation of the current market environment and the interest rate risk inherent in our capitalized servicing portfolio which requires assumptions with regards to future replenishment rates, loan margins, the value of additions to MSRs and loan origination costs.  Many factors can impact these estimates, including loan pricing margins, the availability of liquidity to fund additions to our capitalized MSRs and the ability to adjust staffing levels to meet changing consumer demand.  As a result, our decisions regarding the levels, if any, of our derivatives related to mortgage servicing rights could result in continued volatility in the results of operations for our Mortgage Servicing segment.

Our shift to a greater mix of subserviced loans has resulted in an increase in subservicing fees, which is partially offset by higher costs to support the growth in the portfolio.  The subservicing fee revenue is generally lower than the servicing fee received by the owner of the MSRs; however, there are lower risks in subservicing loans as opposed to owning the MSR asset.   In the long-term, we should experience benefits to our capital structure as we will require less capital to fund capitalized MSRs and related servicing advances. We expect that the increased mix of subservicing may result in lower Segment profit that is offset by a higher return on equity in the Mortgage Servicing segment since subservicing is less capital intensive than owning MSRs.  Furthermore, we expect that the growth in the subservicing portfolio would also result in lower MSR amortization, curtailment interest expense and payoff-related costs, which would reduce the earnings volatility from changes in interest rates.

Outlook and Trends

In recent years, the residential mortgage industry has been under heightened scrutiny from federal, state and local regulators which has resulted in, and will likely continue to result in, higher legal, compliance and servicing related costs across the industry.  In addition, our servicing operations have been negatively impacted by conditions in the housing market and general economic factors, including higher unemployment rates, which have led to elevated levels of delinquencies.  We have also experienced volatility in repurchase and indemnification requests and high loss severities on defaulted loans.

The transfer of MSRs and compliance with the uniform servicing standards issued by the CFPB has continued to be the focus of many federal and state regulators.  In particular, the New York Department of Financial Services terminated a bulk MSR sale of a large non-bank specialty servicer during 2014 over concerns about the servicer’s ability to adequately service the acquired loan portfolio.  On August 19, 2014, in response to a continuing high volume of servicing transfers within the industry, the CFPB issued a compliance bulletin and policy guidance (which replaced a previously released bulletin) outlining compliance requirements with federal consumer financial laws related to transfers of MSRs.  We are monitoring developments in this area, and are considering whether there may be limitations on our ability to pursue business opportunities as a result of these trends.

In January 2014, we adopted the CFPB’s rules to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry.  These rules increase requirements for communications with borrowers, address requirements around the maintenance of customer account records, govern procedural requirements for responding to written borrower requests and complaints of errors, and provide guidance around servicing of delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures.  On September 29, 2014, the CFPB announced its first enforcement action under these new mortgage servicing rules.  The enforcement action was taken against a large savings bank and alleged violations of federal consumer financial laws related to the servicer’s loss mitigation practices and default servicing operations.  The servicer ultimately agreed to pay a total of $38 million in borrower restitution and civil money penalties.  Upon our adoption of these new mortgage servicing rules, we implemented changes in our servicing operations to address the requirements and we expect the CFPB to continue to closely monitor compliance with these new rules.

For more information, see “Part I—Item 1A. Risk Factors—Risks Related to our Company —Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. In addition, we are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, and increased costs that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation.” in this Form 10-K.

With respect to legacy repurchase and indemnification exposure, many of our larger competitors have announced settlements with Fannie Mae and Freddie Mac to resolve such repurchase matters.  During the fourth quarter of 2014, we entered into a resolution agreement with Fannie Mae to substantially resolve all outstanding and certain future repurchase and makewhole requests related to the sale of mortgage loans that were originated and delivered prior to July 1, 2012.  The resolution agreement did not cover loans with excluded defects, which include but are not limited to, loans with certain title defects or with violations of law.  The resolution agreement resulted in a $5 million provision during 2014 which was recorded in Other operating expenses.

Segment Metrics:

	December 31,
	2014	2013	2012
	($ In millions)
Total loan servicing portfolio	$227,272	$226,837	$183,730
Number of loans in owned portfolio (units)	712,643	824,992	882,591
Number of subserviced loans (units)	446,381	390,070	132,695
Total number of loans serviced (units)	1,159,024	1,215,062	1,015,286
Capitalized loan servicing portfolio	$112,686	$129,145	$140,381
Capitalized servicing rate	0.89%	0.99%	0.73%
Capitalized servicing multiple	3.1	3.4	2.4
Weighted-average servicing fee (in basis points)	29	29	30

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Average total loan servicing portfolio	$226,438	$210,379	$185,859
Average capitalized loan servicing portfolio	123,090	134,028	146,379
Payoffs and principal curtailments of capitalized portfolio	18,463	33,328	38,307
Sales of capitalized portfolio	6,929	40	7

Segment Results:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net loan servicing income (loss):
Loan servicing income	$448	$436	$449
Change in fair value of mortgage servicing rights	(320)	13	(497)
Net derivative gain (loss) related to mortgage servicing rights	82	(19)	(5)
Net loan servicing income (loss)	210	430	(53)
Net interest expense:
Interest income	4	7	7
Secured interest expense	(9)	(7)	(12)
Unsecured interest expense	(44)	(51)	(50)
Net interest expense	(49)	(51)	(55)
Other income	2	—	—
Net revenues	163	379	(108)
Salaries and related expenses	60	53	37
Occupancy and other office expenses	17	13	10
Depreciation and amortization	2	1	—
Foreclosure and repossession expenses	56	61	44
Professional and third-party service fees	31	24	19
Technology equipment and software expenses	16	14	13
Other operating expenses	84	58	233
Total expenses	266	224	356
Segment (loss) profit	$(103)	$155	$(464)

2014 Compared With 2013:  Mortgage Servicing segment loss was $103 million during 2014 compared to a segment profit of $155 million in 2013.  Net revenues decreased to $163 million, down $216 million, or 57%, compared with 2013 primarily driven by unfavorable MSR market-related fair value adjustments that were partially offset by lower prepayment activity, net gains on MSR derivatives and a loss recorded in 2013 related to the termination of an inactive reinsurance contract.  Total expenses increased to $266 million, up $42 million, or 19%, compared to the prior year primarily driven by provisions for legal and regulatory matters, higher Salaries and related expenses and an increase in Corporate overhead allocations which were partially offset by lower Repurchase and foreclosure-related charges and Foreclosure and repossession expenses.

Net revenues.  Servicing fees from our capitalized portfolio decreased by $38 million, or 10%, compared to the prior year driven by an 8% decrease in the average capitalized loan servicing portfolio.  Lower refinancing activity in 2014 resulted in a 53% decrease in payoffs in our capitalized loan servicing portfolio, which drove a $24 million, or 62%, decrease in curtailment interest paid to investors and a $107 million decrease in MSR valuation changes from actual prepayments of the underlying mortgage loans.  Late fees and other ancillary revenue were $47 million, down $10 million, or 18% compared to the prior year which includes a $5 million decrease in tax service fee income related to lower closing volumes and a $7 million decline in other ancillary revenue from the total servicing portfolio due to a decrease in the number of loans in our capitalized portfolio, lower payoff activity and improving delinquencies.  These decreases in ancillary servicing revenue were partially offset by a $2 million net gain on the sale of existing MSRs during 2014.  Unsecured interest expense decreased to $44 million, down $7 million, or 14%, compared with the prior year which reflects a decline in allocated cost driven by a lower average balance of MSRs and the completion of our capital strategy to reduce our corporate unsecured debt levels and reduce our cost of debt.

During 2014, Market-related fair value adjustments decreased the value of our MSRs by $165 million.  During 2014, we observed a 71 basis point decline in the mortgage rate used to value our MSR asset and a flattening of the yield curve; however prepayments in our capitalized portfolio declined by 53% compared to the prior year as the refinance incentive decreased and prepayments became less sensitive to changes in interest rates. The declines from interest rates and the yield curve during 2014 were partially offset by a $44 million increase in the value of our MSRs from adjustments in modeled prepayment speeds.  During 2013, Market-related fair value adjustments increased the value of our MSRs by $276 million which was driven largely by a 128 basis points increase in the primary mortgage rate used to value our MSR and a steepening of the yield curve that were partially offset by a $35 million decrease from lower projected servicing cash flows for delinquent and foreclosed loans, a $26 million decrease from an update to our prepayment model and a $14 million decrease related to expected prepayment activity from HARP refinances.

Changes in interest rates during each period drove a net gain on MSR derivatives of $82 million during 2014, compared to a net loss of $19 million during 2013.  Our hedge coverage ratio increased during the fourth quarter of 2014 as interest rates declined to a level that created in the money positions in our MSR hedge portfolio.

Subservicing fees increased to $59 million during 2014, up $17 million, or 40%, compared with 2013.  The increase in Subservicing fees reflects the full impact from the $47 billion subservicing portfolio assumed during the second quarter of 2013, the execution of our MSR flow sale arrangements to sell a portion of our newly-created MSRs and a greater mix of fee-based closings.  Net reinsurance loss for 2013 included a nonrecurring $21 million pre-tax loss related to the termination of an inactive reinsurance contract.

Total expenses.  We recorded a $2 million benefit for Repurchase and foreclosure-related charges during 2014, compared to a provision of $7 million during the prior year.  The $2 million benefit during 2014 was primarily attributable to a decline in the population of outstanding repurchase requests from private investors and a decrease in the actual and projected number of repurchase and indemnification requests to reflect more recent repurchase activity trends for vintage years that are not subject to the resolution agreement.  These declines were partially offset by a $5 million provision for Repurchase and foreclosure-related charges related to the resolution agreement with Fannie Mae. The $7 million provision for Repurchase and foreclosure-related charges during 2013 was primarily driven by expenses not reimbursed pursuant to government mortgage insurance programs that were offset by an improvement in actual and estimated future loss severities.

Salaries and related expenses increased by $7 million compared to the prior year which was primarily driven by an increase in the average number of permanent employees from the transfer of certain employees into our servicing operations when we commenced subservicing activities on the portfolio that was assumed in the second quarter of 2013.  We also experienced higher management incentives during 2014.

Professional and third-party service fees increased by $7 million during 2014, or 29%, compared with 2013 primarily driven by an increase in costs related to managing a larger subservicing portfolio and higher legal fees in connection with various legal and regulatory matters.  Foreclosure and repossession expenses decreased by $5 million compared to the prior year driven by a decrease in unreimbursed servicing and interest costs from delinquent and foreclosed government loans. Other expenses increased by $26 million compared with 2013 primarily due to $27 million of provisions for legal and regulatory matters.  Other expenses also included a $3 million increase in quality related costs from compensatory fees associated with foreclosure proceedings that was offset by a $5 million decrease in tax service fee expenses related to lower closing volumes.

See “—Other” for a discussion of the Corporate overhead allocation.

2013 Compared With 2012:  Mortgage Servicing segment profit was $155 million during 2013, compared to a segment loss of $464 million in 2012.  Net revenues increased to $379 million during 2013 driven by positive MSR market-related fair value adjustments resulting from an increase in mortgage interest rates during the period.  During 2012, Net revenues were negative due to unfavorable MSR market-related fair value adjustments as interest rates declined during that period.  Total expenses decreased to $224 million, down $132 million, or 37% compared to the prior year primarily driven by lower Repurchase and foreclosure-related charges that were offset by an increase in Foreclosure and repossession expenses and higher Salaries and related expenses primarily associated with the increased subservicing portfolio.

Net revenues.  Servicing fees from our capitalized servicing portfolio decreased by $42 million, or 10% compared to the prior year driven by an 8% decrease in the average capitalized loan servicing portfolio and a decline in the weighted-average servicing fee.  Our MSR replenishment rate was 80% during 2013 and loan payoffs with a higher total servicing fee were replaced by new production with lower servicing fees.  Lower refinancing activity in 2013 resulted in a 15% decrease in payoffs in our capitalized loan servicing portfolio, which drove a $6 million, or 13%, decrease in curtailment interest paid to investors and a $16 million decrease in actual prepayments of the underlying mortgage loans.

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

Loan servicing income for 2013 included a positive impact from the assumption of a subservicing portfolio with an unpaid principal balance of $47 billion in the second quarter of 2013.  Our subservicing fees were $42 million, an increase of $28 million compared with the prior year resulting from a 110% increase in the average number of loans in our subserviced portfolio and an increase in the average subservicing fee earned per loan.

During 2013 and 2012, Loan servicing income also included losses related to the termination of inactive reinsurance contracts which totaled $21 million and $16 million, respectively.

Total expenses.  Repurchase and foreclosure-related charges were $7 million during 2013, down $175 million from the prior year.  During 2013, the Agencies worked towards the Federal Housing and Finance Administration’s goal to be complete with all pre-2009 repurchase and indemnification requests by the end of 2013 which was reflected in our estimated reserve as of December 31, 2013.  The $7 million provision for Repurchase and foreclosure-related charges during 2013 was primarily driven by expenses not reimbursed pursuant to government mortgage insurance programs that were offset by an improvement in actual and estimated future loss severities.  During 2012, Repurchase and foreclosure-related charges were $182 million which was driven by a significant increase in the actual and projected number of repurchase and indemnification requests and a decline in our success rate in appealing repurchase and indemnification requests.  The total number of repurchase requests during 2012 increased by 52% compared with 2011 which was driven by the Agencies focus on clearing the backlog of previously requested loan files for the pre-2009 vintage years.

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

Professional and third-party service fees increased by $5 million during 2013, or 26%, compared with 2012 driven largely by the increase in the subservicing portfolio.  Foreclosure and repossession expenses increased by $17 million compared to the prior year driven by unreimbursed servicing and interest costs and other expenses associated with servicing delinquent and foreclosed loans (primarily government loans). Other expenses declined by $6 million compared with 2012 primarily due to a decrease in tax service fee expenses related to lower closing volumes and a decrease in the provisions for legal and regulatory matters.

See “—Other” for a discussion of the Corporate overhead allocation.

Selected Income Statement Data:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Loan servicing income:
Servicing fees from capitalized portfolio	$357	$395	$437
Subservicing fees	59	42	14
Late fees and other ancillary servicing revenue	47	57	62
Curtailment interest paid to investors	(15)	(39)	(45)
Net reinsurance loss	—	(19)	(19)
Total	$448	$436	$449

Changes in fair value of mortgage servicing rights:
Actual prepayments of the underlying mortgage loans	$(110)	$(217)	$(233)
Actual receipts of recurring cash flows	(45)	(46)	(41)
Market-related fair value adjustments	(165)	276	(223)
Total	$(320)	$13	$(497)

Other operating expenses:
Corporate overhead allocation	$33	$24	$18
Repurchase and foreclosure-related charges	(2)	7	182
Other expenses	53	27	33
Total	$84	$58	$233

Following are descriptions of the contents and drivers of the financial results of the Mortgage Servicing segment:

Loan servicing income is primarily driven by the average capitalized loan servicing portfolio, the number of loans in our subservicing portfolio and the average servicing and subservicing fee.  Servicing fees from the capitalized portfolio is driven by recurring servicing fees that are recognized upon receipt of the coupon payment from the borrower and recorded net of guarantee fees due to the investor.  For loans that are subserviced, we receive a stated amount per loan which is less than our average servicing fee related to the capitalized portfolio.  Curtailment interest paid to investors represents uncollected interest from the borrower that is required to be passed onto investors and is primarily driven by the number of loan payoffs.  In addition to late fees received from borrowers, Late fees and other ancillary servicing revenue includes tax service fees, the net gain or loss from the sale of MSRs and other servicing revenue, including loss mitigation revenue.

For 2013 and 2012, Net reinsurance income or loss represents premiums earned on reinsurance contracts, net of ceding commission, provisions for reinsurance reserves and losses on the termination of reinsurance contracts.

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

Foreclosure and repossession expenses are associated with servicing loans in foreclosure and real estate owned and are primarily driven by the size, composition and delinquency status of our loan servicing portfolio. These expenses also include unreimbursed servicing and interest costs of government loans.

Other operating expenses consist of Repurchase and foreclosure-related charges, allocations for corporate overhead and other servicing related expenses.  Repurchase and foreclosure-related charges are primarily driven by the actual and projected volumes of repurchase and indemnification requests, our success rate in appealing repurchase requests, expected loss severities and expenses that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  Expected loss severities are impacted by various economic factors including delinquency rates and home price values while our success rate in appealing repurchase requests can fluctuate based on the validity and composition of repurchase demands and the underlying quality of the loan files.

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

Net revenues for 2014 include income associated with a transition services agreement in which we are providing Element Financial Corporation certain transition services after the closing of the sale of the Fleet business related to, among others, information technology, human resources and financial services for a period up to 12 months from the sale date.  A majority of the costs incurred by us to provide such transition services are included in Professional and third-party service fees and are billed to Element Financial Corporation based upon the terms of the transition services agreement.

The Net loss before income taxes for Other includes expenses that are not allocated to our reportable segments (primarily severance costs associated with our re-engineering efforts and losses related to the early retirement of debt) and certain general corporate overhead expenses that were previously allocated to the Fleet business.  Beginning in the third quarter of 2014, all costs associated with general and administrative functions and managing our overall corporate function were allocated to the Mortgage Production and Mortgage Servicing segments.  See “—Overview—Executive Summary” for a discussion of our efforts in re-engineering our support infrastructure.

Results:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net revenues	$11	$—	$—
Salaries and related expenses	67	55	55
Occupancy and other office expenses	3	3	2
Depreciation and amortization	9	9	8
Professional and third-party service fees	62	48	27
Technology equipment and software expenses	18	15	13
Other operating expenses	29	61	19
Total expenses before allocation	188	191	124
Corporate overhead allocation	(131)	(125)	(99)
Total expenses	57	66	25

Net loss before income taxes	$(46)	$(66)	$(25)

2014 Compared With 2013:  Net loss before income taxes was $46 million, compared to a loss of $66 million in 2013.  Net revenues were $11 million for 2014 which was driven by income from a transition services agreement related to the sale of the Fleet business. Total expenses before allocations decreased to $188 million, down $3 million, or 2%, compared to the prior year primarily driven by lower debt retirement premiums associated with the early retirement of debt within Other operating expenses that was partially offset by increases in Salaries and related expenses and Professional and third-party service fees.

Total expenses.  Salaries and related expenses increased by $12 million in 2014, or 22%, compared to the prior year primarily due to severance costs associated with the re-engineering of our operations and support infrastructure for a stand-alone mortgage business and higher management incentive compensation.  Salaries and related expenses attributable to our headcount were lower compared with 2013 which was driven by the actions we took during the second half of 2013 and the first quarter of 2014 to realign our fixed cost structure within our support and overhead functions and the initiation of outsourcing arrangements for internal audit and information technology.

Professional and third-party service fees increased by $14 million in 2014, or 29%, compared with 2013 which reflects costs for providing services under the transition services agreement and increases in costs for outsourcing arrangements for internal audit and information technology that were not in effect during most of the prior year that were partially offset by declines in nonrecurring expenses related to executive and risk management strategic initiatives.

Other operating expenses decreased by $32 million, or 52%, compared to the prior year primarily due to $30 million of lower losses associated with the early retirement of debt.  During 2014, we recorded a $24 million pre-tax loss related to the early retirement of the remaining $170 million of outstanding Senior Notes due 2016 compared to a $54 million pre-tax loss related to the early retirement of $280 million of outstanding Senior Notes due 2016 during the prior year.

2013 Compared With 2012:  Net loss before income taxes was $66 million, compared to a loss of $25 million in 2012.  Total expenses before corporate allocations increased to $191 million, up $67 million, or 54%, compared to the prior year driven by higher debt retirement premiums associated with the early retirement of debt within Other operating expenses and an increase in Professional and third-party service fees.

Total expenses.  Professional and third-party service fees increased by $21 million in 2013, or 78%, compared with 2012 which was driven by fees associated with risk management and strategic initiatives and higher information technology costs.  The increase in technology costs during 2013 was associated with private label client implementations in our Mortgage Production segment and costs related to a new outsourcing arrangement for technology infrastructure management and application development.

Other operating expenses increased by $42 million, or 221%, compared to the prior year primarily due to $41 million of higher losses associated with the early retirement of debt.  During 2013, we recorded a $54 million pre-tax loss related to the early retirement of a portion of the Senior Notes due 2016 compared to a $13 million pre-tax loss related to the early retirement of the Medium-term Notes due 2013 during the prior year.

Corporate Overhead Allocation(1):

The Corporate overhead allocation to each segment is determined based upon the actual and estimated usage by function or expense category.

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Mortgage Production segment	$98	$101	$81
Mortgage Servicing segment	33	24	18
Other	(131)	(125)	(99)
Total	$—	$—	$—

______________

(1)     In January 2014, we evaluated the overhead allocation to our segments based upon current revenues, expenses, headcount and usage which resulted in an increase in the rate of allocation to our Mortgage Servicing segment with a corresponding decrease to our Mortgage Production segment for the year ended December 31, 2014.

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

RISK MANAGEMENT

We are exposed to various business risks which may significantly impact our financial results including, but not limited to: (i) interest rate risk; (ii) consumer credit risk; (iii) counterparty and concentration risk; (iv) liquidity risk; and (v) operational risk. Our risk management framework and governance structure is intended to provide oversight and ongoing management of the risks inherent in our business activities and create a culture of risk awareness.  Our Chief Executive Officer and Chief Risk and Compliance Officer are responsible for the design, implementation and maintenance of our enterprise risk management program.

Effective January 1, 2015, our Finance & Risk Management Committee and the Regulatory Oversight Committee were consolidated into the Finance, Compliance & Risk Management Committee which performs all functions that were previously performed by the two separate committees.  The Finance, Compliance & Risk Management Committee of the Board of Directors provides oversight with respect to our risk management function and the policies, procedures and practices used in identifying and managing our material risks.

Our Compliance and Risk Management organization oversees governance processes and monitoring of these risks including the establishment of risk strategy and documentation of risk policies and controls.  The Compliance and Risk Management organization operates independently of the business, but works in partnership to provide oversight of enterprise risk management and controls. This includes establishing enterprise-level risk management policies, appropriate governance activities and creating risk transparency through risk reporting.

Risks unique to our business are governed through various committees including, but not limited to: (i) interest rate risk, including development of hedge strategy and policies, monitoring hedge positions and counterparty risk; (ii) quality control, including audits related to the processing, underwriting and closing of loans, findings of any fraud-related reviews and reviews of post-closing functions, such as FHA insurance and monitoring of overall portfolio delinquency trends and recourse activity; (iii) credit risk, including establishing credit policy, product development and changes to underwriting guidelines; and (iv) operational risk, including the development of policies and governance activities, monitoring risks related to cyber security and business continuity plans and ensuring compliance with applicable laws and regulations.

Interest Rate Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments.  Additionally, our escrow earnings on our mortgage servicing rights are sensitive to changes in short-term interest rates such as LIBOR and we are also exposed to changes in short-term interest rates on certain variable rate borrowings related to mortgage warehouse debt. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

We are subject to variability in our results of operations due to fluctuations in interest rates.  In a declining interest rate environment, we would expect the results of our origination business to be positively impacted by higher loan origination volumes and improved loan margins while we would expect the results of our servicing business to decline due to higher actual and projected loan prepayments related to our capitalized loan servicing portfolio.  In a rising interest rate environment, we would expect a negative impact to the results of operations of our origination business, while we would expect a positive impact to the results of operations of our servicing business. The interaction between the results of operations of our Mortgage segments is a core component of our overall interest rate risk strategy.

Refer to “—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of changes in interest rates on the valuation of assets and liabilities that are sensitive to interest rates.  See “Part I—Item 1A. Risk Factors—Risks Related to our Company—Certain hedging strategies that we may use to manage risks associated with our assets, including mortgage loans held for sale, interest rate lock commitments, and mortgage servicing rights, may not be effective in mitigating those risks and could result in substantial losses that could exceed the losses that would have been incurred had we not used such hedging strategies.” and “Changes in interest rates could materially and adversely affect our volume of mortgage loan originations or reduce the value of our mortgage servicing rights, either of which could have a material adverse effect on our business, financial position, results of operations, liquidity or cash flows.” in this Form 10-K for more information.

Mortgage Loans and Interest Rate Lock Commitments

Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding.  Our Mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and our Interest rate lock commitments, are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market.  As a result, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market.  Loan commitments generally range between 30 and 90 days; and we typically sell mortgage loans within 30 days of origination.

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

In determining the need to hedge the change in fair value of our MSRs with derivatives, we consider the estimated benefit of new originations on our production business’ results of operations to determine the net economic value change from a decline in interest rates, and we continuously evaluate our ability to replenish lost MSR value and cash flow due to increased prepayments.  A replenishment rate greater than 100% is one indicator of the benefit of mortgage loan originations offsetting lost MSR value.  This risk management approach requires management to make assumptions with regards to future replenishment rates, loan margins, the value of additions to MSRs and loan origination costs. Many factors can impact these estimates, including loan pricing margins, the availability of liquidity to fund additions to our capitalized MSRs and the ability to adjust staffing levels to meet changing consumer demand.

During the year ended December 31, 2014, our replenishment rate was 69% which reflects $8.9 billion of additions to our capitalized servicing portfolio compared to $13.0 billion of loan payoffs.  Consistent with our strategy to shift the mix of our servicing portfolio to a greater mix of subserviced loans, subsequent to initial capitalization of the MSR, we sold MSRs with a UPB of $3.5 billion pursuant to two MSR flow sale arrangements with counterparties who purchase a portion of our newly-created servicing rights while we continue to subservice the underlying loans.

See “Part I—Item 1A. Risk Factors—Risks Related to our Company— We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, including our initiatives to re-engineer and grow our mortgage business.” in this Form 10-K for more information.

Consumer Credit Risk

We are not subject to the majority of the credit-related risks inherent in maintaining a mortgage loan portfolio because loans are not held for investment purposes.  We sell nearly all of the mortgage loans that we originate in the secondary mortgage market on a non-recourse basis within 30 days of origination.  Conforming loan sales are primarily in the form of mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

Our exposure to consumer credit risk primarily relates to loan repurchase and indemnification obligations from breaches of representation and warranty provisions of our loan sales or servicing agreements, which result in indemnification payments or exposure to loan defaults and foreclosures.  The representation and warranties made by us are set forth in our loan sale agreements and relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the underwriting standards required by the investor, the loan’s compliance with applicable local, state and federal laws and, for loans with a loan-to-value ratios greater than 80%, the existence of primary mortgage insurance.  Investors routinely request loan files to review for potential breaches of representation and warranties.

In an effort to minimize losses from loan repurchases and indemnifications, we focus on originating high quality mortgage loans and closely monitor investor and agency eligibility requirements for loan sales.  Our quality review teams perform audits related to the processing, underwriting and closing of mortgage loans prior to, or shortly after, the sale of loans to identify any potential repurchase exposures due to breach of representations and warranties.  In the event a breach of these representation and warranties is identified by an investor, the investor will issue a repurchase demand and we may be required to repurchase the mortgage loan or indemnify the investor against loss.  We subject the population of repurchase and indemnification requests to a comprehensive review and appeals process to establish the validity of the claim and determine our corresponding obligation.

Trends in Repurchase Experience

In recent years, we have experienced elevated levels of mortgage loan repurchase and indemnification requests as the Agencies focused on completing their reviews of loans for pre-2009 origination years.  We believe the Agencies substantially completed their reviews of loans originated prior to 2009 by the end of 2013 and the number of repurchase and indemnification requests we received during the year ended December 31, 2014 was consistent with our expectations.   As a result, we have seen the unpaid principal balance of our unresolved requests for loans originated between 2005 and 2008 decline to $32 million as of December 31, 2014, from $143 million at the end of 2013.  During October 2014, we entered into a resolution agreement with Fannie Mae to resolve substantially all outstanding and certain future repurchase and makewhole requests related to the sale of mortgage loans that were originated and delivered prior to July 1, 2012.  After credit for paid claims and other adjustments, we paid Fannie Mae $13 million.  The resolution agreement does not cover loans with excluded defects, which include but are not limited to, loans with certain title issues or with violations of law.

Going forward, we expect a majority of our new repurchase and indemnification requests to be related to loans originated or delivered subsequent to January 1, 2013 and subject to the new representation and warranty framework for conventional loans.  During 2014, at the FHFA’s direction, the Agencies announced several changes to the framework in an effort to enhance transparency and clarify post-delivery quality control practices.  Specifically, the changes introduced in May 2014 included: (i) relaxing the 36 month timely payment history requirement to permit two instances of 30 day delinquency; (ii) providing alternative paths for mortgages to obtain relief under the framework which includes an acceptable payment history or a satisfactory conclusion of a quality control loan file review and (iii) providing alternatives to repurchasing a loan where the mortgage insurance coverage has been rescinded.  In October 2014, the Agencies further announced changes to clarify and define the life-of-loan exclusions that would require lenders to repurchase loans at any point.  The exclusions involve loans with: (i) misrepresentations, misstatements and omissions involving a minimum number of loans; (ii) data inaccuracies involving a minimum number of loans; (iii) charter compliance issues; (iv) lien and title issues; (v) legal compliance violations and (vi) unacceptable mortgage products.  While the Agencies have provided some clarity and transparency by issuing updates and guidelines for the new framework; the full impact on our future loss experience is uncertain. We intend to continue to monitor our experience with file reviews subject to the new framework to refine our expectations and loss estimates.

Established Reserves

We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold.  This liability represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  In limited circumstances, the full risk of loss on loans sold is retained to the extent the liquidation of the underlying collateral is insufficient. In some instances where we have purchased loans from third parties, we may have the ability to recover the loss from the third party originator.  See Note 13, “Credit Risk”, in the accompanying Notes to Consolidated Financial Statements and “—Critical Accounting Policies and Estimates” for additional information regarding our repurchase and foreclosure-related reserves.

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

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of December 31, 2014, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $20 million which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of our underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.  Our estimate of reasonably possible losses does not represent probable losses and does not include an estimate for any losses related to loans from origination years where the Agencies have substantially completed or resolved their file reviews or related to loans with defects that were excluded from the resolution agreement with Fannie Mae.  Excluded defects include, but are not limited to, loans with certain title defects or with violations of law.

Repurchase and foreclosure-related reserves consist of the following:

	December 31,
	2014	2013
	(In millions)
Loan repurchase and indemnification liability	$63	$100
Adjustment to value for real estate owned	16	22
Allowance for probable foreclosure losses	14	20
Total	$93	$142

The table below presents the trend over the most recent quarters of our repurchase and foreclosure-related reserves activity and the number of repurchase and indemnification requests received:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2014	2014	2014	2014	2013
	($ In millions)
Balance, beginning of period	$103	$110	$120	$142	$180
Realized losses(1)	(19)	(12)	(10)	(24)	(21)
Increase (decrease) in reserves due to:
Change in assumptions(2)	4	3	(1)	—	(19)
New loan sales	5	2	1	2	2
Balance, end of period	$93	$103	$110	$120	$142

Repurchase and indemnification requests received (number of loans)	168	192	194	382	1,017

_______________

(1)        For the three months ended December 31, 2014, includes $12 million that was paid to Fannie Mae related to the resolution agreement.

(2)        For the three months ended December 31, 2014, includes an $8 million provision for estimated losses related to the sale of existing MSRs.

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	December 31, 2014			December 31, 2013
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total (4)	Requests	Requests	Total (4)
	(In millions)
Agency Invested:
Claim pending (1)	$12	$1	$13	$19	$—	$19
Appealed (2)	10	6	16	43	5	48
Open to review (3)	12	1	13	74	5	79
Agency requests	34	8	42	136	10	146
Private Invested:
Claim pending (1)	3	—	3	9	—	9
Appealed (2)	7	—	7	16	2	18
Open to review (3)	8	1	9	16	2	18
Private requests	18	1	19	41	4	45
Total	$52	$9	$61	$177	$14	$191

________________

(1)              Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)              Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant.  Based on claims received and appealed during the year ended December 31, 2014 that have been resolved, we were successful in refuting approximately 90% of claims appealed.

(3)              Open to review status represents loans where we have not completed our review process.  We appealed approximately 65% of claims received and reviewed during the year ended December 31, 2014.

(4)              Investors may make repurchase demands based on unresolved mortgage insurance rescission notices.  In these cases, the total unresolved requests balance includes certain loans that are currently subject to both an outstanding repurchase demand and an unresolved mortgage insurance rescission notice.

Counterparty and Concentration Risk

We are exposed to risk in the event of non-performance by counterparties to various agreements, derivative contracts, and sales transactions. In general, we manage such risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount for which we are at risk, requiring collateral, typically cash, in instances in which financing is provided and/or dispersing the risk among multiple counterparties.  We also manage our exposure to risk from derivative counterparties through entering into bilateral collateral agreements and legally enforceable master netting agreements with many counterparties.  As of December 31, 2014, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.

Production

In our Mortgage Production segment, we have exposure to risk related to the volume of transactions with individual counterparties.  During the year ended December 31, 2014, 24% of our mortgage loan originations were derived from our relationships with Realogy and its affiliates, 24% from Merrill Lynch Home Loans, a division of Bank of America, National Association, 21% from Morgan Stanley Private Bank, N.A and 10% from HSBC Bank USA. Our agreement with Merrill Lynch expires in accordance with its terms in December 2015 and Realogy has certain contractual termination rights beginning February 2015.  Our inability to renew the respective agreements, or the insolvency or inability of Realogy, Merrill Lynch, Morgan Stanley or HSBC to perform their obligations under their respective agreements with us could have a negative impact on our Mortgage Production segment.

See “Part I—Item 1A. Risk Factors—Risks Related to Our Company—The private label originations of our Mortgage Production segment are substantially dependent upon a small number of client relationships, including those with Merrill Lynch Home Loans, a division of Bank of America, National Association, Morgan Stanley Private Bank, N.A. and HSBC Bank USA. The termination or non-renewal of our contractual agreements with certain of these clients would materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit of our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations and cash flows.” and “Our Mortgage Production segment is substantially dependent upon our relationship with Realogy, and the termination or non-renewal of our contractual agreements with Realogy would have a material adverse effect on our business, financial position, results of operations and cash flows.” in this Form 10-K.

Servicing

Our Mortgage Servicing segment has exposure to concentration risk associated with the amount of our servicing portfolio for which we must maintain compliance with the requirements of the GSE servicing guides. As of December 31, 2014, 59% of our servicing portfolio relates to loans governed by these servicing guides.

We utilize several risk mitigation strategies in an effort to minimize losses from delinquencies, foreclosures and real estate owned including: collections, loan modifications, and foreclosure and property disposition. Since the majority of the risk resides with the investor and not with us, these techniques may vary based on individual investor and insurer requirements.

In connection with the properties securing the mortgage loans that we service, the greatest concentrations are located in the following states:

	December 31,
	2014	2013
Major Geographical Concentrations:
California	17.9%	16.2%
New York	15.7%	16.1%
Florida	6.6%	6.6%
New Jersey	5.8%	5.8%
Other	54.0%	55.3%

The following table summarizes the percentage of loans that are greater than 90 days delinquent, in foreclosure and real estate owned based on the unpaid principal balance for significant geographical concentrations:

December 31, 2014
New York	29.4%
New Jersey	11.8%
Florida	10.6%
California	5.8%

Liquidity Risk

We are exposed to liquidity risk through our ongoing needs to originate and finance mortgage loans, sell mortgage loans into secondary markets, retain mortgage servicing rights, meet our contractual obligations and otherwise fund our working capital needs.  Liquidity is an essential component of our ability to operate and grow our business and, therefore, it is crucial that we maintain adequate levels of excess liquidity to fund our businesses during normal economic cycles and events of market stress.  We rely on internal cash flow generation and external financing sources to fund a portion of our operations.  To achieve our liquidity objectives, we consider business conditions, expected cash flow generation, upcoming maturities, potential refinancing strategies, and capital market conditions that dictate the availability of liquidity.

We periodically stress test our liquidity sources and uses.  Senior management regularly reviews our current liquidity position and projected liquidity needs including any potential and/or pending events that could impact liquidity positively or negatively.  Additionally, management has established internal processes to monitor the availability under our existing debt arrangements. We address liquidity risk by maintaining committed borrowing capacity under mortgage funding facilities and cash on hand in excess of our expected needs and attempting to manage the timing of our market access by extending the tenor of our funding arrangements.  The Finance, Compliance & Risk Management Committee reviews the liquidity and financing plan to assess whether management has appropriately planned and provided for liquidity risks and subsequently recommends the plan for approval by the Board of Directors on an annual basis.

Operational Risk

Operational risk is inherent in our business practices and related support functions. Operational risk is the risk of loss resulting from inadequate or failed internal processes or systems, human factors or external events.  Operational risk may occur in any of our business activities and can manifest itself in various ways including, but not limited to, errors resulting from business process failures, material disruption in business activities, system breaches and misuse of sensitive information and failures of outsourced business processes.  These events could result in non-compliance with laws or regulations, regulatory fines and penalties, litigation or other financial losses, including potential losses resulting from lost client relationships.

To monitor and control this risk, we have established policies, procedures and a controls framework that are designed to provide sound and consistent risk management processes and transparent operational risk reporting.  The Compliance and Risk Management organization receives reports and information regarding risk issues directly from our business units.  We have established risk management tools that include:

¡	Risk and control self-assessments to evaluate key control design and operating effectiveness, and determine if control enhancements are necessary;

¡	Operational event reporting and tracking which provides information about operational breakdowns and the root cause, as well as the status of efforts to remediate;

¡	Third party risk oversight which provides a framework to assess and monitor the level of risk and complexity of third party relationships; and

¡	An independent assessment by Internal Audit of the design and effectiveness of our key controls, regulatory compliance and reporting.

Our operational risk includes managing risks relating to information systems and information security.  As a service provider, we actively utilize technology and information systems to operate our business and support business development.  We also must safeguard the confidential personal information of our customers, as well as the confidential personal information of the employees and customers of our clients.  We consider industry best practices to manage our technology risk and we continually develop and enhance the controls, processes and systems to protect our information systems and data from unauthorized access.

See “Part I—Item 1A. Risk Factors—Risks Related to our Company—Our reliance on outsourcing arrangements for information technology services subjects us to significant business process and control risks due to the complexity of our information systems, any failures in our ability to manage or transition services under the arrangement, or if our outsourcing counterparties do not meet their obligations to us.” and “A failure in or breach of our technology infrastructure or information protection programs, or those of our outsource providers, could result in the inadvertent disclosure of the confidential personal information of our customers, as well as the confidential personal information of the customers of our clients.  Any such failure or breach, including as a result of cyber-attacks against us or our outsource partners, could have a material and adverse effect on our business, reputation, results of operations, financial position or cash flows.” for more information.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include: unrestricted Cash and cash equivalents; proceeds from the sale or securitization of mortgage loans; secured borrowings, including mortgage warehouse and servicing advance facilities; cash flows from operations; the unsecured debt markets; asset sales; and equity and hybrid equity markets.

We manage our liquidity and capital structure to achieve our strategic objectives, to fund business operations and to meet contractual obligations, including maturities of our indebtedness. In developing our liquidity plan, we consider how our needs may be impacted by various factors including maximum liquidity requirements during the period, fluctuations in assets and liability levels due to changes in business operations, upcoming debt maturities, levels of interest rates and working capital needs. We also assess market conditions and capacity for debt issuance in various markets we access to fund our business needs.  Our primary operating funding needs for our continuing operations arise from the origination and financing of mortgage loans and the retention of mortgage servicing rights. Our liquidity needs can also be significantly influenced by changes in interest rates due to collateral posting requirements from derivative agreements as well as the levels of repurchase and indemnification requests.

Our strategic vision for PHH is a more capital-light, fee-based business with greater scale, operational efficiency and capital efficiency.  To help achieve this vision, we completed the sale of our Fleet Management Services business in the third quarter of 2014 for $1.4 billion, which generated over $550 million of net proceeds after taxes and transaction-related costs.  This additional cash, and cash on hand prior to the sale, allowed us to return significant capital to shareholders in 2014 through a $200 million accelerated share repurchase program and to repay $435 million of our unsecured debt.  Our unrestricted cash provides us with the flexibility to consider future share repurchases, to re-engineer our Mortgage business and to pursue opportunities to improve profitability through increased scale.

In connection with our efforts to migrate to a less capital-intensive, fee-for-service business model, during 2014, we executed a new funding structure for our mortgage servicing advances, and we executed an additional MSR flow sale arrangement to sell a portion of our newly-created servicing rights that are eligible for sale while we continue to subservice the underlying loans.

In July 2014, in order to facilitate the closing of the sale of the Fleet business, we voluntarily terminated our unsecured Revolving Credit Facility that had provided up to $300 million of available commitments prior to termination.  In recent periods, we had not drawn upon the Revolving Credit Facility, as we had substantially utilized our asset-backed funding arrangements and our excess cash to fund our business.  The sale of our Fleet business may cause our access to the credit markets to be more limited than our historical experience, or we may be unable to obtain such financing on terms acceptable to us, if at all.  See “Part I—Item 1A. Risk Factors—Risks Related to Our Company—We may be limited in our ability to obtain or renew financing on economically viable terms or at all, due to our senior unsecured long-term debt ratings being below investment grade and due to a lack of history of operating as a stand-alone mortgage business.” in this Form 10-K for more information.

Given our expectation for business volumes we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.  We expect aggregate capital expenditures to be between $50 million and $75 million for 2015, in comparison to $15 million for 2014.

We continue to monitor ongoing GSE reforms that could have a material impact on our liquidity. For more information, see “Part I—Item 1A. Risk Factors—Risk Related to our Company—We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae.”

Cash Flows

Our total unrestricted cash position as of December 31, 2014 is $1.3 billion, which includes $85 million of cash in variable interest entities.  We will continue to maintain an excess unrestricted cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we considered in our analysis of cash requirements as of December 31, 2014:

¡                 $125 million to $175 million for identified contingencies, including amounts related to mortgage loan repurchases and legal and regulatory matters;

¡                 $50 million to $75 million cash reserves for mortgage-related interest rate risk management activities; and

¡                 $100 million to $125 million minimum for working capital needs.

After consideration of these total requirements of $275 million to $375 million, we have approximately $800 million to $900 million of excess cash available for operations, excluding cash in variable interest entities.  We also expect to utilize our excess cash to fund up to $250 million of open-market share repurchases starting no earlier than the second quarter of 2015, subject to market and business conditions, the trading price of our common stock and the nature of other investment opportunities.  See “—Overview—Executive Summary” for additional discussion of our plans with respect to this excess cash amount and Note 15, “Stock-Related Matters” in the accompanying Notes to Consolidated Financial Statements for additional discussion of our share repurchase programs.  Also see “Part I—Item IA.  Risk Factors—Risks Related to our Common Stock—Our share repurchase programs may affect the market for our common stock, including affecting our share price or increasing share price volatility.”

The following table summarizes the changes in Cash and cash equivalents and includes the activities of our continuing and discontinued operations:

	Year Ended
	December 31,
	2014	2013	Change
	(In millions)
Cash (used in) provided by :
Operating activities	$(11)	$2,709	$(2,720)
Investing activities	489	(1,177)	1,666
Financing activities	(464)	(1,112)	648
Effect of changes in exchange rates on Cash and cash equivalents	—	(4)	4
Net increase in Cash and cash equivalents	$14	$416	$(402)

Our cash flows include amounts related to the Fleet business for the year ended December 31, 2013 and include six months of cash flows related to the Fleet business for the year ended December 31, 2014.

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  In addition to depreciation and amortization, the operating results of our businesses are impacted by significant non-cash activities which included: (i) the capitalization of mortgage servicing rights in our Mortgage Production segment and (ii) the change in fair value of mortgage servicing rights in our Mortgage Servicing segment.  The Fleet business, which was sold during 2014 and is presented as a discontinued operation, was impacted by depreciation on operating leases.

During the year ended December 31, 2014, cash used in our operating activities was $11 million.  This is primarily reflective of the positive cash flows from our discontinued operations and our Mortgage Servicing segment that were offset by the use of cash in our Mortgage Production segment and the payment of taxes.  Cash flows in our Mortgage Production segment reflect the challenging mortgage environment and the current pricing levels and mix of closings of our private label agreements.  Net tax payments for 2014 totaled $543 million which were largely driven by the taxes that were due from the sale of the Fleet business.  In addition, the net cash used in operating activities of our Mortgage Production segment also included the impact of an $81 million increase in Mortgage loans held for sale in our Consolidated Balance Sheets between December 31, 2014 and 2013, which was the result of timing differences between origination and sale as of the end of each period.

During the year ended December 31, 2013, cash provided by operating activities was $2.7 billion.  This is primarily reflective of $1.9 billion of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment that resulted from a decrease in the Mortgage loans held for sale balance during the period.  Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing segment and from our discontinued operations.

Investing Activities

Our cash flows from investing activities include the proceeds from the sale of the Fleet business in 2014 and the investing activities from our discontinued operations.  In addition, cash flows from investing activities include changes in the funding requirements of restricted cash and investments for our mortgage business and proceeds on the sale of mortgage servicing rights.

During the year ended December 31, 2014, cash provided by our investing activities was $489 million.  This is primarily reflective of $1.1 billion of net proceeds we received from the sale of the Fleet business that was partially offset by $649 million of net cash outflows related to our discontinued operations for the purchases and sales of vehicles.   We also received $67 million from proceeds on the sale of mortgage servicing rights during 2014 which reflects sales under our MSR flow sale arrangements and a sale of existing MSRs related to a population of highly delinquent government insured loans.  Cash provided by investing activities was further driven by $70 million of net cash received from MSR derivatives primarily related to changes in cash collateral amounts that was offset by $87 million from an increase in restricted cash.

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

Financing Activities

Our cash flows from financing activities include proceeds from and payments on borrowings under our mortgage warehouse facilities, our servicing advance facility and asset-backed debt of discontinued operations.  The fluctuations in the amount of borrowings within each period are due to working capital needs and the funding requirements for assets, including Mortgage loans held for sale and Mortgage servicing rights.  The outstanding balances under the asset-backed debt facilities vary daily based on our current funding needs for eligible collateral and our decisions regarding the use of excess available cash to fund assets.   As of the end of each quarter, our financing activities and Consolidated Balance Sheets reflect our efforts to maximize secured borrowings against the available asset base, increasing the ending cash balance.  Within each quarter, excess available cash is utilized to fund assets rather than using the asset-backed borrowing arrangements, given the relative borrowing costs and returns on invested cash.

Our cash flows from financing activities also include proceeds from and payments on borrowings under our vehicle management asset-backed debt, which was used to fund our discontinued operations. We transferred the subsidiaries that issued vehicle management asset-backed debt to Element Financial Corporation in 2014 in connection with the completion of the sale of the Fleet business.

During the year ended December 31, 2014, cash used in our financing activities was $464 million which primarily related to principal payments on our unsecured borrowings and repurchases of our Common stock.  During 2014, we repaid at maturity our $250 million Convertible Notes due 2014.  In addition, we retired the remaining $170 million of Senior Notes due 2016 and paid debt retirement premiums of $22 million related to this early repayment, which was recognized in operating activities.  We also utilized a portion of the proceeds from the sale of the Fleet business to repurchase and retire $200 million of our Common stock under our accelerated share repurchase program.  See further discussion of the program in Note 15, “Stock-Related Matters” in the accompanying Notes to Consolidated Financial Statements.

During the year ended December 31, 2013, cash used in our financing activities was $1.1 billion which related to $1.1 billion of net payments on secured borrowings resulting primarily from the decreased funding requirements for Mortgage loans held for sale described in operating activities, and $62 million of net proceeds from unsecured borrowings resulting from the issuance of Senior notes due 2021 and the repayment of a portion of the principal amount of Senior notes due 2016.  Debt retirement premiums and costs of $50 million were paid related to the early repayment of the 2016 Notes which was included in operating activities.  In addition, other financing activities included $41 million of distributions to noncontrolling interests.

Debt

The following table summarizes our Debt as of December 31, 2014:

	Balance	Collateral(1)
	(In millions)
Warehouse facilities	$800	$857
Servicing advance facility	108	175
Unsecured debt	831	—
Total	$1,739	$1,032

______________

(1)              Assets held as collateral are not available to pay our general obligations.

See Note 10, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements for additional information regarding the components of our debt.

Warehouse facilities

Warehouse facilities primarily represent variable-rate mortgage repurchase facilities to support the origination of mortgage loans.  Mortgage repurchase facilities, also called warehouse lines of credit, are one component of our funding strategy, and they provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the terms of the facility during the warehouse period.  The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market.

We utilize both committed and uncommitted warehouse facilities and we evaluate our capacity needs under these facilities based on forecasted volume of mortgage loan closings and sales.  During the year ended December 31, 2014, at our election, we reduced the capacity for certain facilities in response to the current mortgage environment and to reduce expenses associated with the facilities.

Our funding strategies for mortgage originations may also include the use of committed and uncommitted mortgage gestation facilities.  Gestation facilities effectively finance mortgage loans that are eligible for sale to an agency prior to the issuance of the related mortgage-backed security.

Our ability to maintain liquidity through mortgage warehouse facilities is dependent on:

¡                 market demand for mortgage-backed securities and liquidity in the secondary mortgage market;

¡                 the quality and eligibility of assets underlying the arrangements;

¡                 our ability to negotiate terms acceptable to us;

¡                 our ability to access the asset-backed debt market, including creditor assessment of our credit risk;

¡                 our ability to maintain a sufficient level of eligible assets or credit enhancements;

¡                 our ability to access the secondary market for mortgage loans;  and

¡                 our ability to comply with certain financial covenants (see “— Debt Covenants” for additional information).

See further discussion at “Part I—Item 1A. Risk Factors—Risks Related to our Company—We are substantially dependent upon our mortgage warehouse facilities and our servicing advance facility, a significant portion of which are short-term agreements.  If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all, which would adversely affect our ability to fund our operations.”

Mortgage warehouse facilities consisted of the following as of December 31, 2014:

		Total	Available	Maturity
	Balance	Capacity	Capacity(1)	Date
		(In millions)
Debt:
Committed facilities:
Credit Suisse First Boston Mortgage Capital LLC	$227	$575	$348	12/30/15(2)
Fannie Mae	—	500	500	12/13/15
Bank of America, N.A.	328	400	72	12/18/15(3)
Wells Fargo Bank, N.A.	187	350	163	02/03/15(4)
Royal Bank of Scotland plc	58	150	92	06/19/15
Committed warehouse facilities	800	1,975	1,175
Uncommitted facilities:
Fannie Mae	—	2,500	2,500	n/a
Total	$800	$4,475	$3,675

Off-Balance Sheet Gestation Facilities:
Uncommitted facilities:
JP Morgan Chase Bank, N.A.	$—	$250	$250	n/a

______________

(1)              Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)              The maturity date of this facility may be extended at CSFB’s option on a rolling 364-day term until the stated expiration date of June 17, 2016.

(3)              The maturity date of this facility may be extended until December 16, 2016 at our election if certain extension conditions are satisfied.

(4)              On February 3, 2015, we extended the committed mortgage repurchase facility with Wells Fargo Bank to April 3, 2015.

Servicing Advance Funding Arrangements

Under most of our mortgage servicing agreements, we are required to advance our own funds for scheduled principal, interest, tax and insurance payments when the mortgage loan borrower has failed to make the scheduled payments; and to cover foreclosure costs and various other items that are required to preserve the assets being serviced.  Generally, we collect on these servicing advance receivables through future payments from the respective borrower, from liquidation proceeds, or from insurance claims following foreclosure or liquidation.  We are generally exposed to losses from these receivables only to the extent that the respective servicing guidelines are not followed.  Also, in many cases, we can cease making advances when the advances are no longer deemed to be recoverable from liquidation proceeds.  As discussed below, our strategies to fund these servicing advance receivables include the issuance of asset-backed notes.

In addition, under certain of our subservicing agreements, we are required to advance our own funds to preserve the assets being serviced.  Our subservicing agreements generally contain provisions that require the subservicing client to pre-fund advances on the subserviced loans or to reimburse us for those advances on a monthly or other periodic basis, as discussed below.

As of December 31, 2014, there are $694 million of Servicing advance receivables on our Consolidated Balance Sheet, including $239 million from our own funds, $347 million funded by subservicing clients and $108 million funded by our servicing advance facility further discussed below.

Debt—PSART Servicing Advance Facility.  In the first quarter of 2014, PHH Servicer Advance Receivables Trust (“PSART”), a special purpose bankruptcy remote trust was formed for the purpose of issuing non-recourse asset-backed notes, up to a maximum principal amount of $155 million, secured by servicing advance receivables. PSART was consolidated as a result of the determination that we are the primary beneficiary of the variable interest entity, as discussed in Note 19, “Variable Interest Entities” in the accompanying Notes to Consolidated Financial Statement.

PSART issues variable funding notes that have a revolving period, during which time the monthly collection of advances are applied to pay down the notes and create additional availability to fund advances. The notes have a revolving period through March 31, 2015 and the final maturity of the notes is April 17, 2017.  In February 2015, we received an extension of the revolving period through May 29, 2015, with a final maturity date of June 15, 2017. We are exploring alternatives for funding advances upon expiration of the revolving period of the facility. Upon expiration of the revolving period, the notes enter a repayment period, whereby the noteholders’ commitment to fund new advances (through the purchase of additional notes) expires and we are required to repay the outstanding balance through advance collections or additional payments on or before final maturity.  In all cases, including upon an increased pace of amortization or an event of default as described below, all amortization and repayment of the notes is serviced from the ongoing recovery on the servicing advances that secure the notes.

We have received notice from the committed purchaser of PSART of their intention to exit the mortgage financing business, and therefore the counterparty’s current intention is to not renew the revolving period upon the current scheduled expiration.  See “Part I—Item 1A. Risk Factors—Risks Related to Our Company—We are substantially dependent upon our mortgage warehouse facilities and our servicing advance facility, a significant portion of which are short-term agreements.  If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all, which would adversely affect our ability to fund our operations.” in this Form 10-K for more information.

Our ability to maintain liquidity through the issuance of asset-backed notes secured by servicing advance receivables prior to the expiration of the PSART revolving period is dependent upon:

¡	the eligibility of receivables underlying the arrangement and our ability to recover advances in a timely and efficient manner;

¡	maintaining our role as servicer of the underlying mortgage assets; and

¡

our ability to comply with certain financial and other covenants, the breach of which could result in the ability of the noteholders to terminate their commitment to fund new advances through the purchase of additional notes, an increased pace of amortization for the notes and/or an event of default.

In addition to the foregoing factors, our ability to maintain liquidity through the issuance of asset-backed notes secured by servicing advance receivables after the expiration of the PSART revolving period is dependent on:

¡	market demand for ABS, specifically demand for ABS collateralized by mortgage receivables;

¡

our ability to service in accordance with applicable guidelines and the quality of our servicing, both of which will impact noteholders’ willingness to commit to financing for an additional 364 days; and

¡	our ability to negotiate terms acceptable to us.

Subservicing Advance Liabilities.  When our subservicing client pre-funds advances or reimburses the Company for such advances, as described above, a subservicing advance liability is recorded for cash received from the subservicing client, and is repaid to the client upon the collection of the mortgage servicing advance receivables.

Our strategy to shift to a greater mix of subserviced loans has resulted in a decrease in our funding needs for servicing advance receivables, and an increase in our use of client-funded arrangements. The 18% growth in our subserviced loan portfolio UPB from December 31, 2013 to 2014 has resulted in a 15% growth in client-funded advances.

Our ability to maintain liquidity through such client-funded arrangements is dependent on:

¡                 the creditworthiness of our subservicing clients and their ability to fund and/or reimburse the servicing advances; and

¡                 our adherence to the applicable servicing guidelines when making the advances.

Funding arrangements related to Servicing advances consisted of the following as of December 31, 2014:

		Total	Available	Maturity
	Balance	Capacity	Capacity(1)	Date
		(In millions)
Debt:
PSART Servicing Advance facility	$108	$155	$47	04/17/17(2)
Subservicing advance liabilities:
Client-funded amounts	347	n/a	n/a	n/a
Total	$455

______________

(1)              Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)              The facility has a revolving period through March 31, 2015, after which the facility goes into amortization.  The maturity date of April 17, 2017 presented above represents the final repayment date of the amortizing notes. In February 2015, the revolving period was extended through May 29, 2015, with a final maturity date of June 15, 2017.

Unsecured Debt

In August 2014, we redeemed the $170 million outstanding principal of the Senior Notes due 2016 which required $199 million in cash, including debt retirement premiums of $22 million and accrued and unpaid interest of $7 million.  In 2014, we further reduced our unsecured debt by $250 million upon the maturity of our 2014 Convertible notes and we purchased $10 million of our 2021 notes, upon reverse inquiry from certain noteholders. These actions are consistent with our current objectives for unsecured debt for a stand-alone mortgage business which are: (i) maintaining our target unsecured debt levels of $750 million to $1.0 billion; (ii) reducing our cost of debt; and (iii) extending the maturity ladder of our unsecured debt.

Unsecured borrowing arrangements consisted of the following as of December 31, 2014:

		Balance	Maturity
	Balance	at Maturity	Date
	(In millions)
6% Convertible notes due in 2017	$216	$245	06/15/17
7.375% Term notes due in 2019	275	275	09/01/19
6.375% Term notes due in 2021	340	340	08/15/21
Total	$831	$860

The Convertible notes due 2017 met the requirements for conversion as of December 31, 2014, and holders of the notes may convert all or any portion of the notes, at their option.  As of December 31, 2014, the if-converted value exceeded the principal amount of the notes by $214 million.  Upon conversion, the principal amount of the converted notes would be payable in cash, and we would pay or deliver the conversion premium  (at our election) in: (i) cash; (ii) shares of Common stock; or (iii) a combination of cash and shares of Common stock.  In 2014, $5 million of the notes were converted and settled for $9 million in cash which included a $4 million premium.

As of February 17, 2015, our credit ratings on our senior unsecured debt were as follows:

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

In January 2015, we elected to terminate the ratings service provided by Fitch Ratings for commercial reasons.

See further discussion at “Part I—Item 1A. Risk Factors—Risks Related to our Company—We may be limited in our ability to obtain or renew financing on economically viable terms or at all, due to our senior unsecured long-term debt ratings being below investment grade and due to a lack of history of operating as a stand-alone mortgage business.”

Debt Covenants

Certain debt arrangements require the maintenance of certain financial ratios and contain other affirmative and negative covenants, termination events, and other restrictions, including, but not limited to, covenants relating to material adverse changes, consolidated net worth, liquidity, profitability, available mortgage warehouse borrowing capacity maintenance, restrictions on our indebtedness and that of our material subsidiaries, mergers, liens, liquidations, and restrictions on certain types of payments, including dividends and stock repurchases. Certain other debt arrangements, including the Fannie Mae committed facility, contain provisions that permit us or our counterparty to terminate the arrangement upon the occurrence of certain events.

Certain mortgage repurchase facilities require that we maintain: (i) on the last day of each fiscal quarter, net worth of at least $1.0 billion; (ii) a ratio of indebtedness to tangible net worth no greater than 4.50 to 1; and (iii) a minimum of $750 million in committed mortgage warehouse financing capacity excluding any mortgage warehouse capacity provided by GSEs.  These covenants represent the most restrictive net worth, liquidity, and debt to equity covenants; however, certain other outstanding debt agreements contain liquidity and debt to equity covenants that are less restrictive.

As of December 31, 2014, we were in compliance with all financial covenants related to our debt arrangements.

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

See Note 15, “Stock-Related Matters” in the accompanying Notes to Consolidated Financial Statements for information regarding restrictions on the Company’s ability to make share-related payments pursuant to certain debt arrangements.  Such share-related payments include the declaration and payment of dividends, making any distribution on account of our Common stock, or the purchase, repurchase, redemption or retirement of our Common stock.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations as of December 31, 2014:

	Less than			More than
	1 year	1 -3 years	3-5 years	5 years	Total
	(In millions)
Warehouse facilities(1)	$800	$—	$—	$—	$800
Servicing advance facility(1) (2)	86	22	—	—	108
Unsecured debt(3)	—	245	275	340	860
Interest expense on Unsecured debt	57	106	84	43	290
Operating leases	16	24	20	27	87
Capital leases(1)	2	—	—	—	2
Purchase commitments	32	4	—	—	36
Loan repurchase agreements	16	—	—	—	16
	$1,009	$401	$379	$410	$2,199

________________

(1)     The table above excludes future cash payments related to interest expense on our warehouse facilities, servicing advance facility and capital leases, which totaled $22 million for 2014. Interest is calculated on most of our debt obligations based on variable rates referenced to LIBOR.

(2)     Maturities of the Servicing advance facility represent estimated payments based on the expected cash inflows of the receivables.  The contractual final repayment date of the facility is April 17, 2017. In February 2015, the contractual final repayment date was extended to June 15, 2017.

(3)     Excludes $214 million related to the if-converted value of the 2017 Convertible notes, as that amount may be settled in either cash or shares upon conversion, at the Company’s election.  See Note 10, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements for further discussion.

For further information about our Asset-backed debt and Unsecured debt, see “—Liquidity and Capital Resources—Debt” and Note 10, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements.

Operating lease obligations include leases for our Mortgage Production and Servicing segments in Mt. Laurel, New Jersey, Jacksonville, Florida, near Buffalo, New York, Bannockburn, Illinois and other smaller regional locations throughout the U.S.  Purchase commitments include various commitments to purchase services from specific suppliers made by us in the ordinary course of our business, and the majority of our commitments relate to information technology services and software expenses.  For further information about our Operating lease and Purchase commitments, see Note 14, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

Loan repurchase obligations represent the unpaid principal amount of loans that have completed the repurchase request review process and the claims are pending final execution or payment.  See Note 13, “Credit Risk” in the accompanying Notes to Consolidated Financial Statements and “—Risk Management” for further information regarding our loan repurchase exposure and related reserves.

Other Obligations

Loan Origination Pipeline.  As of December 31, 2014, we had commitments with agreed-upon rates or rate protection that we expect to result in closed mortgage loans of $1.2 billion.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. We may settle the forward delivery commitments on MBS or whole loans on a net basis including the posting of collateral; therefore, the commitments outstanding do not necessarily represent future cash obligations. Our $3.9 billion (gross notional) of forward delivery commitments on MBS or whole loans as of December 31, 2014 generally will be settled within 90 days of the individual commitment date.

For further information about our commitments to fund or sell mortgage loans, see Note 5, “Derivatives” in the accompanying Notes to Consolidated Financial Statements.

MSR Sales.  As of December 31, 2014, we had commitments to sell servicing rights related to $718 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans.  We also have commitments to sell servicing rights related to $1.4 billion of unpaid principal balance of loans with a fair value of $15 million that were included in the capitalized portfolio of MSRs as of December 31, 2014.  For further information about our commitments to sell Mortgage servicing rights, see Note 4, “Transfers and Servicing of Mortgage Loans” in the accompanying Notes to Consolidated Financial Statements.

Unrecognized Income Tax Benefits.  The future contractual obligations outlined above exclude an $11 million liability for income tax contingencies as of December 31, 2014 since we cannot predict with reasonable certainty or reliability of the timing of cash settlements to the respective taxing authorities for these estimated contingencies. For more information regarding our liability for income tax contingencies, see Note 12, “Income Taxes” in the accompanying Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS AND GUARANTEES

In the ordinary course of business, we enter into numerous agreements that contain guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. In addition, we utilize an uncommitted off-balance sheet mortgage gestation facility as a component of our financing strategy.

See “—Liquidity and Capital Resources—Debt—Warehouse facilities” above, and Note 14, “Commitments and Contingencies” in the accompanying Notes to the Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements and are integral in understanding our financial position and results of operations because we are required to make estimates and assumptions that may affect the value of our assets and liabilities and financial results.  Presented below are those accounting policies that we believe are critical due to the highly difficult, subjective and complex judgments and estimates relating to matters that are inherently uncertain.   Additionally, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions.  If actual results differ from our judgments and estimates, it could have a material adverse effect on our business, financial position, results of operations and cash flows. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time, and we discuss our critical accounting policies and estimates with our Audit Committee of our Board of Directors on an ongoing basis.  Our critical accounting policies include, Fair value measurements, Mortgage servicing rights, Income taxes and Loan repurchase and indemnification liability.

Fair Value Measurements

We record certain assets and liabilities at fair value and we have an established and documented process for determining fair value measurements. We determine fair value based on quoted market prices, if available. If quoted prices are not available, fair value is estimated based upon other observable inputs, and may include valuation techniques such as present value cash flow models, option-pricing models or other conventional valuation methods.

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

As of December 31, 2014, 45% of our Total assets were measured at fair value on a recurring basis and 45% of our assets and liabilities measured at fair value on a recurring basis were valued using primarily observable inputs and are comprised of the majority of our Mortgage loans held for sale and derivative assets and liabilities used to manage risk on our mortgage servicing rights, mortgage loans held for sale, and related lock commitments.

As of December 31, 2014, 55% of our assets and liabilities measured at fair value on a recurring basis were valued using significant unobservable inputs and include:

•	Mortgage servicing rights. See “— Mortgage Servicing Rights” below.

•

Certain non-conforming Mortgage loans held for sale, including Scratch and Dent (loans with origination flaws or performance issues) and second lien loans. We value these loans based upon either a collateral-based valuation model or a discounted cash flow model. As the market for these loans is not liquid, we utilize assumptions in the valuation that reflect our best estimate of the current market which may include spreads from collateral values in recent transactions.

•

Interest rate lock commitments (“IRLCs”). As there is a lack of an observable market for trading IRLCs, fair value is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of commitments that will result in a closed mortgage loan, which can vary based on the age of the underlying commitment and changes in mortgage interest rates.

The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements, and the actual amounts realized in the sale or settlement of these instruments may vary materially from the recorded amounts. See Note 18, “Fair Value Measurements” in the accompanying Notes to Consolidated Financial Statements for further discussions of our measurements at fair value.

Mortgage Servicing Rights

The fair value of our mortgage servicing rights (“MSRs”) is estimated based upon projections of expected future cash flows, including service fee income and costs to service the loans, prepayment estimates, our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility, servicing costs and other economic factors.

We use a third-party model as a basis to forecast prepayment rates at each monthly point for each interest rate path based around the implied forward interest rate, calculated using a probability weighted option adjusted spread (“OAS”) model. The OAS model is used to generate and discount the expected future cash flows to value the MSR.  Prepayment rates are based on historical observations of prepayment behavior in similar periods, comparing current mortgage rates to the mortgage interest rate in our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of our capitalized servicing portfolio to refinance if interest rates decline and estimated levels of home equity.

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

The key assumptions used in the valuations of MSRs include prepayment rates, discount rate and delinquency rates.  If we experience a 10% adverse change in prepayment speeds, OAS and delinquency rates, the fair value of our MSRs would be reduced by $48 million, $43 million and $22 million, respectively. These sensitivities are hypothetical and for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from our intervention to mitigate these variations.

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

Deferred income taxes are determined using the balance sheet method.  Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not, and are reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized.

Based on projections of taxable income and prudent tax planning strategies available at our discretion, we determined that it is more-likely-than-not that certain deferred tax assets would be realized; however, we had valuation allowances of $35 million and $26 million as of December 31, 2014 and 2013, respectively. Should a change in circumstances lead to a change in our judgments about the realization of deferred tax assets in future years, we would adjust the valuation allowances in the period that the change in circumstances occurs, along with a charge or credit to income tax expense. Significant changes to our estimates and assumptions may result in an increase or decrease to our tax expense in a subsequent period.

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

Liabilities for income tax contingencies are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, subsequent transactions or events, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations (including interest and/or penalties), the identification of new income tax contingencies, the release of administrative tax guidance affecting our estimates of income tax liabilities or the rendering of relevant court decisions. The ultimate resolution of income tax contingency liabilities could have a significant impact on our effective income tax rate in a given financial statement period. Liabilities for income tax contingencies, including accrued interest and penalties, were $11 million and $4 million as of December 31, 2014 and 2013, respectively.

Loan Repurchase and Indemnification Liability

Representations and warranties are provided to investors and insurers on a significant portion of loans sold and are also assumed on purchased mortgage servicing rights for loans that are owned by the Agencies or included in Agency-guaranteed securities.  As a result, we may be required to repurchase the mortgage loan or indemnify the investor against loss in the event of a breach of representations and warranties. We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold.

The estimation of the liability for probable losses related to repurchase and indemnification obligations considers both (i) specific, non-performing loans currently in foreclosure where we believe we will be required to indemnify the investor for any losses and (ii) an estimate of probable future repurchase or indemnification obligations from breaches of representation and warranties. The liability related to specific non-performing loans is based on a loan-level analysis considering the current collateral value, estimated sales proceeds and selling costs. The liability related to probable future repurchase or indemnification obligations is segregated by year of origination and considers the amount of unresolved repurchase and indemnification requests and includes an estimate for future repurchase demands based upon historical repurchase and indemnification experience and recent observable trends, Key assumptions in our estimate also include our success rate in appealing repurchase requests, estimated loss severities based on current loss rates for similar loans and an estimate for expenses that are not eligible to be reimbursed.

The key assumptions used in our estimate are impacted by both internal and external factors.  Internal factors include, but are not limited to, the level of loan sales and origination volumes, and the quality of our underwriting procedures.  External factors include, but are not limited to: (i) the political environment and oversight of the Agencies, and related changes in Agency programs and guidelines, (ii) borrower delinquency levels and default patterns, (iii) home price values and (iv) the overall economic condition of borrowers and the U.S. economy.

A significant amount of our exposure to representation and warranties relates to loans that were originated or delivered subsequent to January 1, 2013 which are subject to the new representation framework for conventional loans.  The Agencies have provided some clarity and transparency by issuing updates and guidelines for the new framework; however the full impact on our future loss experience under the new framework is uncertain. We intend to continue to monitor our experience with file reviews subject to the new framework to refine our expectations and loss estimates.  See “—Risk Management” and Note 13, “Credit Risk” in the accompanying Notes to Consolidated Financial Statements for additional information.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments.  Additionally, our escrow earnings on our mortgage servicing rights are sensitive to changes in short-term interest rates such as LIBOR. We also are exposed to changes in short-term interest rates on certain variable rate borrowings including our mortgage warehouse debt. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

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

We used December 31, 2014 market rates to perform a sensitivity analysis that measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.  The estimates assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our Mortgage pipeline, Mortgage servicing rights and related derivatives and unsecured debt that are sensitive to interest rates as of December 31, 2014 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage pipeline
Mortgage loans held for sale	$14	$10	$6	$(7)	$(15)	$(31)
Interest rate lock commitments(1)	14	10	6	(8)	(17)	(39)
Forward loan sale commitments(1)	(29)	(20)	(12)	15	32	70
Option contracts(1)	—	—	—	—	—	1
Total Mortgage pipeline	(1)	—	—	—	—	1

MSRs and related derivatives
Mortgage servicing rights	(274)	(140)	(69)	67	129	240
Derivatives related to MSRs(1)	212	94	43	(36)	(64)	(106)
Total MSRs and related derivatives	(62)	(46)	(26)	31	65	134

Unsecured term debt	(33)	(16)	(8)	8	16	32
Total, net	$(96)	$(62)	$(34)	$39	$81	$167

________________

(1)   Included in Other assets or Other liabilities in the Consolidated Balance Sheets.

Equity Price Risk

Convertible Notes

We have exposure to equity price risk associated with our 6.0% 2017 Convertible notes and warrants related to the 2014 Convertible notes which matured on September 1, 2014. The warrants related to the 2014 Convertible notes, recorded through equity, gradually expire between December 1, 2014 and May 2015 and have an exercise price of $34.74 per share.

As of December 31, 2014, our Convertible notes due 2017 have an outstanding principal balance of $216 million with a maturity date of June 15, 2017. The Convertible notes due in 2017 contain a conversion feature which allows holders to convert all or any portion of the notes at any time on or after December 15, 2016 or prior to December 15, 2016 upon the occurrence of certain triggering events at a conversion price of $12.79 per share.  Upon conversion, we will pay the principal portion in cash and the conversion option in cash or shares or a combination of cash or shares, at our election.  As of December 31, 2014, the Convertible notes due 2017 met the requirements for conversion, and the if-converted value exceeded the principal amount of the notes by $214 million or 8.932 million shares of our Common stock.  A 10% increase in our stock price from the closing price as of December 31, 2014 results in an increase in the required premium of $46 million, or 0.930 million shares.

Share Repurchase Program

In August 2014, we entered into two Accelerated Share Repurchase (“ASR”) agreements as further described in Note 15, “Stock-Related Matters” in the accompanying Notes to Consolidated Financial Statements.  Under the ASRs, we paid $200 million in notional and received approximately 6.963 million of shares of our Common stock based upon the minimum share delivery under the Collared agreement and 80% share delivery under the Uncollared agreement based upon the stock price at inception.  At the end of the ASR’s term, which is expected to occur in the first quarter of 2015, we may receive from, or be required to pay to the financial institution a price adjustment based upon the applicable volume weighted-average price (“VWAP”) of the shares through the completion of the program.  Any remaining shares due will be delivered at maturity and, if we are required to pay a price adjustment, it may be settled in shares of our Common stock or cash at our election.  We estimate that if the applicable VWAP of our Common stock through the end of the term of the ASR agreements remain at the same average VWAP through December 31, 2014, the financial institution would owe us approximately 1.701 million additional shares.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in Item 8. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 27, 2015

PHH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
REVENUES
Origination and other loan fees	$231	$307	$346
Gain on loans held for sale, net	264	575	942
Net loan servicing income (loss):
Loan servicing income	448	436	449
Change in fair value of mortgage servicing rights	(320)	13	(497)
Net derivative gain (loss) related to mortgage servicing rights	82	(19)	(5)
Net loan servicing income (loss)	210	430	(53)
Net interest expense:
Interest income	42	70	91
Secured interest expense	(35)	(59)	(80)
Unsecured interest expense	(95)	(126)	(132)
Net interest expense	(88)	(115)	(121)
Other income	22	3	12
Net revenues	639	1,200	1,126

EXPENSES
Salaries and related expenses	358	425	387
Commissions	78	110	124
Occupancy and other office expenses	51	50	43
Depreciation and amortization	23	23	15
Loan origination expenses	85	109	125
Foreclosure and repossession expenses	56	61	44
Professional and third-party service fees	127	111	88
Technology equipment and software expenses	37	33	30
Other operating expenses	108	138	284
Total expenses	923	1,060	1,140
(Loss) income from continuing operations before income taxes	(284)	140	(14)
Income tax (benefit) expense	(99)	42	(37)
(Loss) income from continuing operations, net of tax	(185)	98	23
Income from discontinued operations, net of tax	272	66	70
Net income	87	164	93
Less: net income attributable to noncontrolling interest	6	29	59
Net income attributable to PHH Corporation	$81	$135	$34

Basic earnings (loss) per share:
From continuing operations	$(3.47)	$1.21	$(0.64)
From discontinued operations	4.94	1.15	1.24
Total attributable to PHH Corporation	$1.47	$2.36	$0.60

Diluted earnings (loss) per share:
From continuing operations	$(3.47)	$1.05	$(0.64)
From discontinued operations	4.94	1.01	1.24
Total attributable to PHH Corporation	$1.47	$2.06	$0.60

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$87	$164	$93

Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(22)	(14)	5
Change in unfunded pension liability, net	(5)	5	1
Change in unrealized gains on available-for-sale securities, net	—	(1)	(1)
Total other comprehensive (loss) income, net of tax	(27)	(10)	5
Total comprehensive income	60	154	98
Less: comprehensive income attributable to noncontrolling interest	6	29	59
Comprehensive income (loss) attributable to PHH Corporation	$54	$125	$39

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2014	2013

ASSETS
Cash and cash equivalents	$1,259	$1,126
Restricted cash	56	27
Mortgage loans held for sale	915	834
Accounts receivable, net	123	71
Servicing advances, net	694	657
Mortgage servicing rights	1,005	1,279
Property and equipment, net	36	51
Other assets	208	352
Assets held for sale	—	4,456
Total assets (1)	$4,296	$8,853

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$244	$281
Subservicing advance liabilities	347	302
Debt	1,739	2,024
Deferred taxes	262	687
Loan repurchase and indemnification liability	63	100
Other liabilities	70	50
Liabilities held for sale	—	3,719
Total liabilities (1)	2,725	7,163
Commitments and contingencies (Note 14)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 51,143,723 shares issued and outstanding at December 31, 2014; 57,265,517 shares issued and outstanding at December 31, 2013	1	1
Additional paid-in capital	989	1,142
Retained earnings	566	507
Accumulated other comprehensive (loss) income	(11)	16
Total PHH Corporation stockholders’ equity	1,545	1,666
Noncontrolling interest	26	24
Total equity	1,571	1,690
Total liabilities and equity	$4,296	$8,853

See accompanying Notes to Consolidated Financial Statements.

Continued.

CONSOLIDATED BALANCE SHEETS—(Continued)

(In millions)

______________

(1)        The Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle the obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$85	$94
Restricted cash	23	3
Mortgage loans held for sale	378	318
Accounts receivable, net	8	7
Servicing advances, net	155	—
Property and equipment, net	1	2
Other assets	8	7
Assets held for sale (Note 2)	—	3,853
Total assets	$658	$4,284

LIABILITIES
Accounts payable and accrued expenses	$16	$16
Debt	443	289
Other liabilities	11	12
Liabilities held for sale (Note 2)	—	3,471
Total liabilities	$470	$3,788

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In millions, except share data)

	PHH Corporation Stockholders’ Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Beginning Balance	56,361,155	$1	$1,082	$338	$21	$19	$1,461

Total comprehensive income	—	—	—	34	5	59	98
Distributions to noncontrolling interest	—	—	—	—	—	(42)	(42)
Stock compensation expense	—	—	6	—	—	—	6
Stock issued under share-based payment plans	614,836	—	3	—	—	—	3
Conversion option related to Convertible note issuance, net	—	—	33	—	—	—	33
Recognition of deferred taxes related to Convertible notes	—	—	3	—	—	—	3

Balance at December 31, 2012	56,975,991	$1	$1,127	$372	$26	$36	$1,562

Total comprehensive income (loss)	—	—	—	135	(10)	29	154
Distributions to noncontrolling interest	—	—	—	—	—	(41)	(41)
Stock compensation expense	—	—	9	—	—	—	9
Stock issued under share-based payment plans	289,526	—	2	—	—	—	2
Recognition of deferred taxes related to Convertible notes	—	—	4	—	—	—	4

Balance at December 31, 2013	57,265,517	$1	$1,142	$507	$16	$24	$1,690

Total comprehensive income (loss)	—	—	—	81	(27)	6	60
Distributions to noncontrolling interest	—	—	—	—	—	(4)	(4)
Stock compensation expense	—	—	8	—	—	—	8
Stock issued under share-based payment plans (includes $6 of excess tax benefit)	840,901	—	16	—	—	—	16
Repurchase of common stock	(6,962,695)	—	(178)	(22)	—	—	(200)
Conversion of Convertible notes	—	—	(4)	—	—	—	(4)
Recognition of deferred taxes related to Convertible notes	—	—	5	—	—	—	5

Balance at December 31, 2014	51,143,723	$1	$989	$566	$(11)	$26	$1,571

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$87	$164	$93
Adjustments to reconcile Net income to net cash (used in) provided by operating activities:
Net gain on sale of business	(241)	—	—
Capitalization of originated mortgage servicing rights	(97)	(244)	(310)
Net loss on mortgage servicing rights and related derivatives	238	6	502
Vehicle depreciation	596	1,211	1,212
Other depreciation and amortization	28	33	25
Origination of mortgage loans held for sale	(12,612)	(25,914)	(37,162)
Proceeds on sale of and payments from mortgage loans held for sale	12,784	27,837	38,711
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(230)	(527)	(1,108)
Deferred income tax (benefit) expense	(96)	64	(23)
Other adjustments and changes in other assets and liabilities, net	(468)	79	117
Net cash (used in) provided by operating activities	(11)	2,709	2,057
Cash flows from investing activities:
Investment in vehicles	(850)	(1,722)	(1,702)
Proceeds on sale of investment vehicles	201	409	345
Net cash received (paid) on derivatives related to mortgage servicing rights	70	(23)	—
Proceeds on sale of mortgage servicing rights	67	1	2
Proceeds from sale of business, net of cash transferred and transaction costs	1,096	—	—
Purchases of property and equipment	(15)	(32)	(31)
Purchases of certificates of deposit	(250)	—	—
Proceeds from maturities of certificates of deposit	250	—	—
(Increase) decrease in restricted cash	(87)	67	109
Purchases of restricted investments	—	(85)	(178)
Proceeds from sales and maturities of restricted investments	—	205	219
Other, net	7	3	21
Net cash provided by (used in) investing activities	489	(1,177)	(1,215)
Cash flows from financing activities:
Proceeds from secured borrowings	18,254	43,342	62,799
Principal payments on secured borrowings	(18,065)	(44,443)	(62,975)
Proceeds from unsecured borrowings	—	350	518
Principal payments on unsecured borrowings	(435)	(288)	(671)
Issuances of common stock	10	3	5
Repurchase of common stock	(200)	—	—
Cash paid for debt issuance costs	(21)	(29)	(57)
Distributions to noncontrolling interest	(4)	(41)	(42)
Other, net	(3)	(6)	(4)
Net cash used in financing activities	(464)	(1,112)	(427)
Effect of changes in exchange rates on Cash and cash equivalents	—	(4)	—

See accompanying Notes to Consolidated Financial Statements.

Continued.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In millions)

	Year Ended December 31,
	2014	2013	2012
Net increase in Cash and cash equivalents	$14	$416	$415
Cash and cash equivalents at beginning of period	1,245	829	414
Less: Cash balance of discontinued operations at end of period	—	(119)	(71)
Cash and cash equivalents at end of period	$1,259	$1,126	$758

Supplemental Disclosure of Cash Flows Information:
Payments for debt retirement premiums	$22	$50	$14
Interest payments	125	177	213
Income tax payments, net	543	12	11

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization

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

Preparation of Financial Statements

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, those related to the valuation of mortgage servicing rights, mortgage loans held for sale and other financial instruments, the estimation of liabilities for commitments and contingencies, mortgage loan repurchases and indemnifications and the determination of certain income tax assets and liabilities and associated valuation allowances. Actual results could differ from those estimates.

Effective on July 1, 2014, the Company sold its Fleet Management Services business and related fleet entities (collectively the “Fleet business”) to certain wholly owned subsidiaries of Element Financial Corporation.  The results of the Fleet business are presented as discontinued operations in the Consolidated Statements of Operations, and have been excluded from continuing operations and segment results for all periods presented.  The assets and liabilities of the Fleet business are presented as Assets held for sale and Liabilities held for sale in the Consolidated Balance Sheets as of December 31, 2013.  The cash flows and comprehensive income related to the Fleet business have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented.  Amounts related to the Fleet business are excluded from the Notes to Consolidated Financial Statements unless otherwise noted.  See Note 2, “Discontinued Operations” for additional information.

Unless otherwise noted and except for share and per share data, dollar amounts presented within these Notes to Consolidated Financial Statements are in millions.

Reclassifications

Additional lines of detail in the Consolidated Statements of Operations and Consolidated Balance Sheets have been presented which reflect the remaining mortgage operations of the Company.  In addition, consistent with the December 31, 2014 presentation, certain servicing advances related to loans in foreclosure in the servicing portfolio as of December 31, 2013 were reclassified from Other assets to Servicing advances, net to conform with current year presentation.  These reclassifications had no impact on reported totals for assets, liabilities, stockholders’ equity, cash flows or net income or loss.  See Note 13, “Credit Risk” for additional information.

Changes in Accounting Policies

Receivables.  In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  This update to the receivable guidance clarifies when a creditor is considered to have received physical possession of residential real estate resulting from an in substance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

repossession or foreclosure. In addition, the amendments require disclosure of both: (i) the amount of foreclosed residential real estate property held by the creditor; and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.  The update requires the Company to apply the guidance using either a modified retrospective transition method or a prospective transition method for interim and annual periods beginning after December 15, 2014, with early adoption permitted.  The Company elected to early adopt the new accounting guidance effective December 31, 2014 and the adoption did not have an impact on the Company’s financial statements or disclosures.

In August 2014, the FASB issued ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure” which requires, if certain conditions are met, an entity to derecognize a mortgage loan with a government guarantee upon foreclosure and to recognize a separate other receivable.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The accounting changes in this update are effective for the first interim and annual periods beginning after December 15, 2014 using the same transition method elected under ASU 2014-04 noted above.  Early adoption is permitted if ASU 2014-04 has already been adopted.   Early adoption is permitted if ASU 2014-04 has already been adopted.   The Company elected to early adopt the guidance effective January 1, 2014, and as a result of the adoption, $49 million of government insured loans were reclassified from Mortgage loans in foreclosure and Real estate owned within Other assets to Accounts receivable, net on the Consolidated Balance Sheets as of December 31, 2014.  Consistent with the modified retrospective transition method, the Company did not reclassify amounts for presentation as of December 31, 2013.  The adoption of the guidance did not impact the Company’s results of operations or cash flows.

Income Taxes. In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  This update to the income tax guidance clarifies the diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This update requires the unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset or as a liability to the extent the entity cannot or does not intend to use the deferred tax asset for such purpose.  The Company adopted the new accounting guidance effective January 1, 2014 and applied the guidance prospectively to all unrecognized tax benefits that existed as of the effective date. The adoption of the guidance did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

Presentation of Financial Statements.  In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  Under the new guidance, only disposals of a component of an entity that represent a major strategic shift on an entity’s operations and financial results shall be reported in discontinued operations.  The guidance also requires the presentation as discontinued operations for an entity that, on acquisition, meets the criteria to be classified as held for sale.  In addition, the update expands disclosures for discontinued operations, requires new disclosures regarding disposals of an individually significant component of an entity that does not qualify for discontinued operations presentation and expands disclosures about an entity’s significant continuing involvement with a discontinued operation. The update requires the Company to apply the amendments prospectively to all components of an entity that are disposed of or classified as held for sale and to all businesses that, on acquisition, are classified as held for sale within interim and annual periods beginning on or after December 15, 2014.  The Company did not elect to early adopt this guidance with respect to the disposal of the Fleet business.  The Company will evaluate the impact of this standard related to the accounting for future disposal transactions.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” which requires an entity’s management, at each annual and interim reporting period, to evaluate the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide enhanced footnote disclosures surrounding any uncertainties and management’s evaluation of the uncertainties.  Management’s evaluation should be based on relevant conditions and events that are known at the date financial statements are issued.  The amendments in this Update are effective for the first interim and annual periods beginning after December 15, 2016 with early adoption permitted.  This new standard enhances disclosure requirements but will not impact the Company’s financial position, results of operations or cash flows.

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

Consolidation.  In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.”  The update impacts an entity’s consolidation analysis of its variable interest entities, particularly those that have fee arrangements and related party relationships.  The update eliminates certain conditions for evaluating whether a fee paid to a decision maker or a service provider represents a variable interest, and places more emphasis in the evaluation of variable interests other than fee arrangements.  Additionally, the amendments reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary.  The amendments in this update are effective for the first interim and annual periods beginning after December 15, 2015 with early adoption permitted.  A reporting entity may apply the amendments in this Update retrospectively or by using a modified retrospective approach.  The Company is currently evaluating the impact of adopting this new standard.

Revenue Recognition

Mortgage Production.  Mortgage production includes the origination and sale of residential mortgage loans. Mortgage loans are originated through various channels, including relationships with financial institutions, real estate brokerage firms, and corporate clients. The Company also purchases mortgage loans originated by third parties.  Revenues from Mortgage production include:

Origination and other loan fees. Origination and other loan fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings. Fee income consists of amounts earned related to application and underwriting fees, fees on cancelled loans and amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from private-label mortgage outsourcing activities. Fees associated with the origination and acquisition of mortgage loans are recognized as earned.

Gain on loans held for sale.  Gain on loans held for sale, net includes the realized and unrealized gains and losses on sales of mortgage loans, as well as the changes in fair value of all loan-related derivatives, including interest rate lock commitments and freestanding loan-related derivatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest income.  Interest income is recognized on loans held for sale for the period from loan funding to sale, which is typically within 30 days.  Loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible.

Mortgage Servicing.  Mortgage servicing involves the servicing of residential mortgage loans on behalf of the investor.  Revenues from Mortgage servicing include:

Loan servicing income–Capitalized servicing portfolio.  Loan servicing income represents recurring servicing and other ancillary fees earned for servicing mortgage loans owned by investors.  Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance on such loans, or the difference between the weighted-average yield received on the mortgage loans and the amount paid to the investor, less guaranty fees and interest on curtailments.  Loan servicing income is receivable only out of interest collected from mortgagors and is recorded as income when collected. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected.

Loan servicing income—Subserviced portfolio.  For loans that are subserviced for others, a stated amount per loan is received, depending on the current delinquency status of the loan, and is defined in the subservicing agreements.

Sales of Financial Assets

Originated mortgage loans are principally sold directly to, or pursuant to programs sponsored by, government-sponsored entities and other investors.  Additionally, the Company has entered into agreements to sell a portion of newly-created Mortgage servicing rights (“MSRs”) and may complete other sales of existing MSRs.

Each agreement is evaluated for sales treatment through a review that includes both an accounting and a legal analysis to determine whether or not the transferred assets have been isolated from the transferor, the extent of the continuing involvement and the existence of any protection provisions.  To the extent the transfer of assets qualifies as a sale, the asset is derecognized and the gain or loss is recorded on the sale date. In the event the transfer of assets does not qualify as a sale, the transfer would be treated as a secured borrowing.

Income Taxes

Current tax expense represents the amount of taxes currently payable to or receivable from a taxing authority plus amounts accrued for income tax contingencies (including tax, penalty and interest). Deferred tax expense generally represents the net change in the deferred tax asset or liability balance during the year plus any change in the valuation allowance, excluding any changes in amounts recorded in Additional paid-in capital or Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

Deferred income taxes are determined using the balance sheet method.  This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes using the current enacted tax rates.  Deferred tax assets and liabilities are regularly reviewed to assess their potential realization and to establish a valuation allowance when it is “more likely than not” that some portion will not be realized.

The Company is subject to the income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local jurisdictions.  A consolidated federal income tax return is filed.  Depending upon the jurisdiction, the Company files consolidated or separate legal entity state income tax returns.  With respect to the Company’s operations prior to the sale of the Fleet business in 2014, the Company was also subject to income tax laws of Canada.

Cash and Cash Equivalents

Cash and cash equivalents include  marketable securities with original maturities of three months or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash includes amounts specifically designated to repay debt, provide over-collateralization within warehouse facilities and the servicing advance facility, support letters of credit, and funds collected and held for pending mortgage closings.

Mortgage Loans Held for Sale

Mortgage loans held for sale represent loans originated or purchased and held until sold to secondary market investors. Mortgage loans are typically warehoused for a period after origination or purchase before sale into the secondary market.  Servicing rights are generally retained upon sale of mortgage loans in the secondary market.  Mortgage loans held for sale are measured at fair value on a recurring basis and are recognized in Gain on loans held for sale, net in the Consolidated Statements of Operations.

Servicing Advances, net

The Company is required under most of its mortgage servicing agreements to advance funds to meet contractual principal and interest payments to investors and to pay tax, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced.  Advances are recovered either from the borrower in subsequent payments, from liquidation proceeds or from insurance claims following foreclosure or liquidation.  The Company is exposed to losses only to the extent that the respective servicing guidelines are not followed and records a reserve against the advances when it is probable that the servicing advance will be uncollectable.  As of December 31, 2014 and 2013, the recorded reserve for uncollectable servicing advances was $4 million and $6 million, respectively.  In certain circumstances, the Company may be required to remit funds on a non-recoverable basis, which are expensed as incurred.

Mortgage Servicing Rights

A mortgage servicing right is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering the mortgage loan servicing portfolio. Mortgage servicing rights are created through either the direct purchase of servicing from a third party or through the sale of an originated mortgage loan. The servicing rights relate to a single class of residential mortgage loans, which are measured at fair value on a recurring basis.

The initial value of capitalized mortgage servicing rights is recorded as an addition to Mortgage servicing rights in the Consolidated Balance Sheets and within Gain on loans held for sale, net in the Consolidated Statements of Operations. Valuation changes adjust the carrying amount of Mortgage servicing rights in the Consolidated Balance Sheets and are recognized in Change in fair value of mortgage servicing rights in the Consolidated Statements of Operations.  Subsequent measurements including the market-related fair value adjustments and actual prepayments of the underlying mortgage loan and receipts of recurring cash flows are recorded in Change in fair value of mortgage servicing rights.

Property and Equipment

Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization expense are computed utilizing the straight-line method over the following estimated useful lives:

Capitalized software	3 to 5 years
Furniture, fixtures and equipment	3 to 7 years
Capital leases	Lesser of the remaining lease term or 5 years
Leasehold improvements	Lesser of the remaining lease term or 20 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subservicing Advance Liabilities

Under the terms of certain subservicing arrangements the subservicing counterparty is required to fund servicing advances for their respective portfolios of subserviced loans.  A subservicing advance liability is recorded for cash received from the counterparty to fund advances, and is repaid to the counterparty upon the collection of the mortgage servicing advance receivables.

Loan Repurchase and Indemnification Liability

The Company has exposure to potential mortgage loan repurchase and indemnifications in its capacity as a loan originator and servicer. The estimation of the liability for probable losses related to repurchase and indemnification obligations considers both (i) specific, non-performing loans currently in foreclosure where the Company believes it will be required to indemnify the investor for any losses and (ii) an estimate of probable future repurchase or indemnification obligations from breaches of representation and warranties.  The liability related to specific non-performing loans is based on a loan-level analysis considering the current collateral value, estimated sales proceeds and selling cost. The liability related to probable future repurchase or indemnification obligations is segregated by year of origination and considers the amount of unresolved repurchase and indemnification requests and includes an estimate for future repurchase demands based upon recent and historical repurchase and indemnification experience, as well as the success rate in appealing repurchase requests, an estimated loss severity based on current loss rates for similar loans and an estimate for expenses that are not eligible to be reimbursed.

Upon sale, the Company establishes a liability for the probable losses as a reduction of the transaction gain or loss, within Gain on loans held for sale, net.  Subsequent updates to the recorded liability from changes in assumptions are recorded through Other operating expenses in the Consolidated Statement of Operations.

Custodial Accounts

The Company has a fiduciary responsibility for servicing accounts related to customer escrow funds and custodial funds due to investors aggregating $3.4 billion and $3.3 billion as of December 31, 2014 and 2013, respectively. These funds are maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in the Consolidated Balance Sheets. The Company receives certain benefits from these deposits, as allowable under federal and state laws and regulations. Income earned on these escrow accounts is recorded in the Consolidated Statements of Operations either as Interest income or as a reduction of Secured interest expense.

Subsequent Events

Subsequent events are evaluated through the date of filing with the Securities and Exchange Commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Discontinued Operations

In 2014, the Company entered into a definitive agreement to sell its Fleet business to Element Financial Corporation for a purchase price of $1.4 billion. The sale was completed effective on July 1, 2014.

The results of discontinued operations are summarized below:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net revenues	$820	$1,642	$1,617
Total expenses	774	1,541	1,517
Income before income taxes(1)	46	101	100
Income tax expense(1)	15	35	30
Gain from sale of discontinued operations, net of tax	241	—	—
Income from discontinued operations, net of tax	$272	$66	$70

__________________

(1)                Represents the results of the Fleet business.

The Gain from sale of discontinued operations, net of tax for the year ended December 31, 2014 includes a gain of $22 million resulting from the reclassification of currency translation adjustments from Accumulated other comprehensive income as discussed further in Note 16, “Accumulated Other Comprehensive Income”.  The income tax expense related to the Gain from sale of discontinued operations was $227 million for the year ended December 31, 2014 which includes $52 million of expense associated with the earnings of Canadian subsidiaries that were previously considered to be indefinitely invested.  Upon the classification of these entities as held for sale during the second quarter of 2014, the accumulated earnings were no longer deemed to be indefinitely invested and the Company recognized expense related to the cumulative earnings of such Canadian subsidiaries.

The Company and Element Financial Corporation entered into a transition services arrangement, whereby the Company performs certain administrative or overhead functions for a period of up to one year following the completion of the sale, in exchange for a fee.  Revenues associated with the transition services agreement are included in Other income in the Consolidated Statements of Operations.  A majority of the costs incurred by the Company to provide such transition services are included in Professional and third-party service fees and billed to Element Financial Corporation based upon the terms of the transition services agreement.  The Company will have no continuing involvement in the operations, results or cash flows of the Fleet business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

__________________

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

In 2014, as discussed in Note 15, “Stock-Related Matters”, the Company entered into two separate Accelerated Share Repurchase agreements to repurchase an aggregate of $200 million of PHH’s Common stock.  The initial delivery of shares resulted in an immediate 6,962,695 reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings or loss per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In millions, except share and per share data)
(Loss) income from continuing operations, net of tax	$(185)	$98	$23
Less: net income attributable to noncontrolling interest	6	29	59
Net (loss) income from continuing operations attributable to PHH Corporation	(191)	69	(36)
Income from discontinued operations, net of tax	272	66	70
Net income attributable to PHH Corporation	$81	$135	$34

Weighted-average common shares outstanding — basic	55,001,300	57,357,339	56,815,473
Effect of potentially dilutive securities:
Share-based payment arrangements(1)	—	230,584	—
Conversion of debt securities	—	8,271,597	—
Weighted-average common shares outstanding — diluted(2)	55,001,300	65,859,520	56,815,473

Basic earnings (loss) per share:
From continuing operations	$(3.47)	$1.21	$(0.64)
From discontinued operations	4.94	1.15	1.24
Total attributable to PHH Corporation	$1.47	$2.36	$0.60

Diluted earnings (loss) per share:
From continuing operations	$(3.47)	$1.05	$(0.64)
From discontinued operations	4.94	1.01	1.24
Total attributable to PHH Corporation	$1.47	$2.06	$0.60

__________________

(1)            Represents incremental shares from restricted stock units and stock options.

(2)            For the years ended December 31, 2014 and 2012, the Company had a net loss from continuing operations attributable to PHH Corporation and, as a result, there were no potentially dilutive securities included in the denominator for computing dilutive earnings per share.

The following table summarizes anti-dilutive securities excluded from the computation of dilutive shares:

	Year Ended December 31,
	2014	2013	2012

Outstanding stock-based compensation awards(1)	1,584,373	732,186	2,100,692
Assumed conversion of debt securities	8,997,305	—	4,597,188

______________

(1)            For the year ended December 31, 2014, excludes 742,246 shares that are contingently issuable for which the contingency has not been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Transfers and Servicing of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae, or (ii) sales to private investors. During the year ended December 31, 2014, 69% of mortgage loan sales were to, or pursuant to programs sponsored by, the GSEs and the remaining 31% were sold to private investors.

The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: servicing rights and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests).  The Company is exposed to interest rate risk through its continuing involvement with mortgage loans sold, including mortgage servicing and other retained interests, as the value of those instruments fluctuate as changes in interest rates impact borrower prepayments on the underlying mortgage loans. During the years ended December 31, 2014 and 2013, the Company did not retain any interests from sales or securitizations other than mortgage servicing rights.

During the year ended December 31, 2014, Mortgage servicing rights (“MSRs”) were initially retained on 71% of mortgage loans sold. Conforming conventional loans serviced are sold or securitized through Fannie Mae or Freddie Mac programs. Such servicing is generally performed on a non-recourse basis, whereby foreclosure losses are the responsibility of Fannie Mae or Freddie Mac. Government loans serviced are generally sold or securitized through Ginnie Mae programs and are either insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veteran Affairs. Additionally, non-conforming mortgage loans are serviced for various private investors on a non-recourse basis.

A majority of mortgage loans are sold on a non-recourse basis; however, in connection with the sales of these assets, representations and warranties have been made that are customary for loan sale transactions, including eligibility characteristics of the mortgage loans and underwriting responsibilities. See Note 13, “Credit Risk” for a further description of representation and warranty obligations.

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the portfolio associated with loans subserviced for others.  The total servicing portfolio was $227.3 billion and $226.8 billion, as of December 31, 2014 and 2013, respectively.  MSRs recorded in the Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

Beginning in the fourth quarter of 2013, the Company has agreements to sell a portion of its newly-created Mortgage servicing rights to third parties, and will have continuing involvement as subservicer.  As of December 31, 2014, the Company had commitments to sell servicing rights related to $718 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans.  The Company also has commitments to sell servicing rights related to $1.4 billion of unpaid principal balance of mortgage loans with a fair value of $15 million that were included in the capitalized servicing portfolio as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Balance, beginning of period	$129,145	$140,381	$147,088
Additions	8,933	22,132	31,607
Payoffs and curtailments	(18,463)	(33,328)	(38,307)
Sales	(6,929)	(40)	(7)
Balance, end of period	$112,686	$129,145	$140,381

The activity in capitalized MSRs consisted of:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Balance, beginning of period	$1,279	$1,022	$1,209
Additions	97	244	310
Sales	(51)	—	—
Changes in fair value due to:
Realization of expected cash flows	(155)	(263)	(274)
Changes in market inputs or assumptions used in the valuation model	(165)	276	(223)
Balance, end of period	$1,005	$1,279	$1,022

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Servicing fees from capitalized portfolio	$357	$395	$437
Late fees	17	18	20
Other ancillary servicing revenue	30	39	42

As of December 31, 2014 and 2013, the MSRs had a weighted-average life of 5.7 years and 6.5 years, respectively. As of December 31, 2014 and 2013, 48% and 51%, respectively, of the MSRs associated with the loan servicing portfolio were restricted from sale without prior approval from private-label clients or investors. See Note 18, “Fair Value Measurements” for additional information regarding the valuation of MSRs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Proceeds from new loan sales or securitizations	$9,226	$22,618	$33,061
Servicing fees from capitalized portfolio(1)	357	395	437
Other cash flows on retained interests(2)	—	—	5
Purchases of delinquent or foreclosed loans (3)	(29)	(56)	(99)
Servicing advances (4)	(1,963)	(1,460)	(1,319)
Repayment of servicing advances (4)	1,935	1,361	1,270

______________

(1)              Excludes late fees and other ancillary servicing revenue.

(2)              Represents cash flows received on retained interests other than servicing fees.

(3)              Excludes indemnification payments to investors and insurers of the related mortgage loans.

(4)              Outstanding servicing advance receivables are presented in Servicing advances, net in the Consolidated Balance Sheets, except for advances related to loans in foreclosure or real estate owned, which are included in Other assets.

During the years ended December 31, 2014, 2013 and 2012, pre-tax gains of $276 million, $720 million and $920 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Consolidated Statements of Operations.

5.  Derivatives

The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates, due to their impact on mortgage-related assets and commitments. The Company is also subject to changes in short-term interest rates, such as LIBOR, due to their impact on certain variable rate asset-backed debt. From time to time various financial instruments are used to manage and reduce this risk, including swap contracts, forward delivery commitments on mortgage-backed securities or whole loans, futures and options contracts.

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

Mortgage Servicing Rights.  Mortgage servicing rights (“MSRs”) are subject to substantial interest rate risk as the mortgage notes underlying the servicing rights permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tend to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. The amount and composition of derivatives used to hedge the value of MSRs will depend on the exposure to loss of value on the MSRs, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. This serves as an economic hedge of the MSRs, which provides a benefit when increased borrower refinancing activity results in higher production volumes, which would partially offset declines in the value of the MSRs thereby reducing the need to use derivatives. The benefit of this economic hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, this benefit may not be realized under certain circumstances regardless of the change in interest rates.

Debt.  The conversion option (a derivative liability) and purchased options (a derivative asset) were issued in connection with the Convertible notes due 2014 and expired in September 2014, consistent with the repayment date of the Convertible note series.

See Note 18, “Fair Value Measurements” for further discussion regarding the measurements of the instruments listed above.

The following table summarizes the gross notional amount of derivatives:

	December 31,
	2014	2013
	(In millions)
Notional amounts:
Interest rate lock commitments	$1,185	$1,378
Forward delivery commitments	3,893	4,527
Option contracts	213	190
MSR-related agreements	4,013	860
Convertible note-related agreements(1)	—	—

_______________

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative instruments are recorded in Other assets and Other liabilities in the Consolidated Balance Sheets.  The Company does not have any derivative instruments designated as hedging instruments.  The following tables present the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	December 31, 2014

	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$—	$—
MSR-related agreements	66	(2)	(56)	8
Derivative assets subject to netting	68	(4)	(56)	8
Not subject to master netting arrangements:
Interest rate lock commitments	22	—	—	22
Forward delivery commitments	3	—	—	3
Derivative assets not subject to netting	25	—	—	25
Total derivative assets	$93	$(4)	$(56)	$33

	Gross Liabilities	Offsetting Receivables	Cash Collateral Paid	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$9	$(4)	$(3)	$2
Not subject to master netting arrangements:
Forward delivery commitments	5	—	—	5
Total derivative liabilities	$14	$(4)	$(3)	$7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013

	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$22	$(13)	$(8)	$1
MSR-related agreements	4	(4)	—	—
Derivative assets subject to netting	26	(17)	(8)	1
Not subject to master netting arrangements:
Interest rate lock commitments	23	—	—	23
Forward delivery commitments	4	—	—	4
Option contracts	2	—	—	2
Convertible note-related agreements	16	—	—	16
Derivative assets not subject to netting	45	—	—	45
Total derivative assets	$71	$(17)	$(8)	$46

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$8	$(13)	$5	$—
MSR-related agreements	—	(4)	5	1
Derivative liabilities subject to netting	8	(17)	10	1
Not subject to master netting arrangements:
Interest rate lock commitments	1	—	—	1
Forward delivery commitments	2	—	—	2
Convertible note-related agreements	16	—	—	16
Derivative liabilities not subject to netting	19	—	—	19
Total derivative liabilities	$27	$(17)	$10	$20

The following table summarizes the gains (losses) recorded in the Consolidated Statements of Operations for derivative instruments:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Gain on loans held for sale, net:
Interest rate lock commitments	$309	$475	$1,461
Forward delivery commitments	(89)	234	(277)
Option contracts	(4)	16	(19)
Net derivative gain (loss) related to mortgage servicing rights:
MSR-related agreements	82	(19)	(5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Property and Equipment, Net

Property and equipment, net consisted of:

	December 31,
	2014	2013
	(In millions)
Capitalized software	$119	$112
Furniture, fixtures and equipment	54	56
Capital leases	23	29
Leasehold improvements	11	10
	207	207
Less: Accumulated depreciation and amortization	(171)	(156)
Total	$36	$51

7.  Other Assets

Other assets consisted of:

	December 31,
	2014	2013
	(In millions)
Repurchase eligible loans(1)	$53	$94
Equity method investments	34	37
Derivatives	33	46
Mortgage loans in foreclosure, net(2)	32	63
Real estate owned, net(2)	21	62
Deferred financing costs	19	26
Other	16	24
Total	$208	$352

(1)

Repurchase eligible loans represent certain mortgage loans sold pursuant to Government National Mortgage Association programs where the Company as servicer has the unilateral option to repurchase the loan if certain criteria are met, including if a loan is greater than 90 days delinquent. Regardless of whether the repurchase option has been exercised, the Company must recognize eligible loans within Other assets and a corresponding repurchase liability within Accounts payable and accrued expenses in the Consolidated Balance Sheets.

(2)

See Note 13, “Credit Risk” for further discussion of reclassifications of amounts from Mortgage loans in foreclosure, net and Real estate owned, net in Other assets to Accounts Receivable, net and Servicing advances, net.

8.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,
	2014	2013
	(In millions)
Accrued payroll and benefits	$84	$62
Accounts payable	78	98
Repurchase eligible loans	53	94
Accrued interest	16	26
Other	13	1
Total	$244	$281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Other Liabilities

Other liabilities consisted of:

	December 31,
	2014	2013
	(In millions)
Litigation and regulatory reserves (Note 14)	$29	$2
Pension and other post employment benefits liability	11	7
Liability for income tax contingencies	9	4
Derivatives	7	20
Capital lease obligation	2	7
Other	12	10
Total	$70	$50

10.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

				December 31,
	December 31, 2014			2013
		Interest	Available
	Balance	Rate(1)	Capacity(2)	Balance
	(In millions)
Committed warehouse facilities	$800	2.2%	$1,175	$709
Uncommitted warehouse facilities	—	—	2,500	—
Warehouse facilities	800			709

Servicing advance facility	108	2.7%	47	66

Convertible notes due in 2014(3)	—	—	n/a	247
Convertible notes due in 2017(3)	216	6.0%	n/a	207
Term notes due in 2016	—	—	n/a	170
Term notes due in 2019	275	7.375%	n/a	275
Term notes due in 2021	340	6.375%	n/a	350
Unsecured credit facilities	—	—	5	—
Unsecured debt	831			1,249
Total	$1,739			$2,024

(1)

Interest rate shown represents the stated interest rate of outstanding borrowings as of the respective date, which may differ from the effective rate due to the amortization of premiums, discounts and issuance costs. Warehouse facilities and the Servicing advance facility are variable-rate. Rate shown for Warehouse facilities represents the weighted-average rate of current outstanding borrowings.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements, including asset-eligibility requirements.

(3)

Balances are net of unamortized discount of $29 million as of December 31, 2014 and $3 million (2014 series) and $43 million (2017 series) as of December 31, 2013. The effective interest rate of the Convertible notes due 2017 is 13%, which includes the accretion of the discount and issuance costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets held as collateral that are not available to pay the Company’s general obligations as of December 31, 2014 consisted of:

		Servicing
	Warehouse	Advance
	Facilities	Facility
	(In millions)
Restricted cash	$6	$20
Servicing advances	—	155
Mortgage loans held for sale (unpaid principal balance)	851	—
Total	$857	$175

The following table provides the contractual debt maturities as of December 31, 2014:

		Servicing
	Warehouse	Advance	Unsecured
	Facilities	Facility(1)	Debt(2)	Total
	(In millions)
Within one year	$800	$86	$—	$886
Between one and two years	—	22	—	22
Between two and three years	—	—	245	245
Between three and four years	—	—	—	—
Between four and five years	—	—	275	275
Thereafter	—	—	340	340
	$800	$108	$860	$1,768

(1)	Maturities of the Servicing advance facility represent estimated payments based on the expected cash inflows of the receivables.

(2)

Maturity of convertible notes is presented based on the contractual maturity date. As discussed under “Convertible Notes” heading below, these notes are currently eligible for conversion. If presented for conversion, the principal portion of the notes would be due in cash and the conversion premium may be settled in cash or shares at the Company’s election.

See Note 18, “Fair Value Measurements,” for the measurement of the fair value of Debt.

Mortgage Warehouse Debt

Mortgage warehouse debt primarily represents variable-rate asset-backed facilities to support the origination of mortgage loans, which provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the terms of the facility.  The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. The Company evaluates our capacity needs for warehouse facilities, and adjusts the amount of available capacity under these facilities in response to the current mortgage environment and origination needs.

Committed Facilities

Committed repurchase facilities typically have a 364-day term.  As of December 31, 2014, the Company has outstanding committed mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital LLC, Fannie Mae ,  Bank of America, N.A., Wells Fargo Bank, N.A., and the Royal Bank of Scotland, plc, and the range of maturity dates is February 3, 2015 to December 30, 2015.

On February 4, 2014, the committed mortgage repurchase facility with Wells Fargo Bank was extended to February 3, 2015, and the total committed capacity was reduced from $450 million to $350 million.  In February 2015, the commitments of the facility were extended to April 3, 2015.

On June 20, 2014, the committed variable-rate mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital LLC were renewed for an additional year and were reduced by $100 million to $575 million, at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the request of the Company.  The expiration of the facilities is based on a 364-day rolling term and may continue to roll, on a daily basis, at CSFB’s option, until the stated expiration of June 17, 2016.

On June 20, 2014, the Company extended the term of its committed mortgage repurchase facility with The Royal Bank of Scotland plc to June 19, 2015.  On December 19, 2014, the committed mortgage repurchase facility was reduced, at the request of the Company, from $250 million to $150 million.

On December 14, 2014, the $500 million committed mortgage repurchase facility with Fannie Mae was extended to December 13, 2015.

On December 19, 2014, the $400 million committed mortgage repurchase facility with Bank of America was renewed for an additional year to December 18, 2015 and the Company has the option to extend the facility for an additional year to December 16, 2016 if certain extension conditions are satisfied.

Uncommitted Facilities

As of December 31, 2014, the Company has a $2.5 billion uncommitted mortgage repurchase facility with Fannie Mae.

On November 13, 2014, the Company terminated its $250 million uncommitted line with The Royal Bank of Scotland plc.

Servicing Advance Facility

In the first quarter of 2014, PHH Servicer Advance Receivables Trust (“PSART”), a special purpose bankruptcy remote trust was formed for the purpose of issuing non-recourse asset-backed notes, up to a maximum principal amount of $155 million, secured by servicing advance receivables. PSART was consolidated as a result of the determination that the Company is the primary beneficiary of the variable interest entity, as discussed in Note 19, “Variable Interest Entities”.

PSART issues variable funding notes that have a revolving period, during which time the monthly collection of advances are applied to pay down the notes and create additional availability to fund advances. The notes have a revolving period through March 31, 2015 and the final maturity of the notes is April 17, 2017.  In February 2015, the Company received an extension of the revolving period through May 29, 2015, with a final maturity date of June 15, 2017.  Upon expiration of the revolving period, the notes enter a repayment period, whereby the noteholders’ commitment to fund new advances (through the purchase of additional notes) expires and PSART is required to repay the outstanding balance through advance collections or additional payments on or before final maturity.

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

2017 Convertible Notes.  The Convertible notes due 2017 are governed by an indenture dated January 17, 2012 with The Bank of New York Mellon Trust Company, N.A., as trustee.  The Convertible notes due 2017 mature on June 15, 2017, and are not redeemable by the Company prior to the maturity date.  In 2014, $5 million of the notes were converted and settled for $9 million in cash which included a $4 million premium.

At the time of issuance, the liability and equity components of the Convertible notes due 2017 were separately accounted for based on estimates of the Company’s non-convertible debt borrowing rate.  The Company determined that the conversion option was indexed to the Company’s own stock and met all of the criteria for equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The conversion price is $12.79 per share (based on an initial conversion rate of 78.2014 shares per $1,000 principal amount of notes).  Upon conversion, the principal amount of the converted notes is payable in cash and, to settle amounts due if the conversion value exceeds the principal of the converted notes, the Company will pay or deliver (at its election): (i) cash; (ii) shares of the Company’s Common stock; or (iii) a combination of cash and shares of the Company’s Common stock.  As of December 31, 2014, the if-converted value exceeded the principal amount of the notes by $214 million, and the notes met the requirements for conversion.

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

Term Notes

On August 7, 2014, the Company redeemed its $170 million Senior Notes due 2016 for $199 million of cash, which included debt retirement premiums of $22 million and accrued and unpaid interest of $7 million.  A pre-tax loss of $24 million was recorded in Other operating expenses in the Consolidated Statements of Operations related to the early repayment of the notes.

Senior notes due 2019.  The 7.375% 2019 Senior note series has $275 million of principal due September 1, 2019 as of December 31, 2014.  Senior notes due 2019 are governed by an existing indenture dated January 17, 2012 with The Bank of New York Mellon Trust Company, N.A. as trustee.  The notes are redeemable by the Company upon payment of a make-whole premium, in accordance with the optional redemption clause in the indenture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior notes due 2021.  The 6.375% 2021 Senior note series has $340 million of principal due August 15, 2021 as of December 31, 2014.  Senior notes due 2021 are governed by an existing indenture dated January 17, 2012 with The Bank of New York Mellon Trust Company, N.A. as trustee.  The notes are redeemable by the Company at any time after August 15, 2017 and in accordance with the optional redemption clause in the indenture. In 2014, upon reverse inquiry from certain noteholders, $10 million of the notes were purchased by the Company for $10 million.

Credit Facilities

On July 7, 2014, the Revolving Credit Facility which provided the Company with up to $300 million of aggregate commitments, was voluntarily terminated in order to facilitate the closing of the sale of the Fleet Business.

Debt Covenants

Certain debt arrangements require the maintenance of certain financial ratios and contain other affirmative and negative covenants, termination events, and other restrictions, including, but not limited to, covenants relating to material adverse changes, consolidated net worth, liquidity, profitability, available mortgage warehouse borrowing capacity maintenance, restrictions on indebtedness of the Company and its material subsidiaries, mergers, liens, liquidations, and restrictions on certain types of payments, including dividends and stock repurchases. Certain other debt arrangements, including the Fannie Mae committed facility, contain provisions that permit the Company or the counterparty to terminate the arrangement upon the occurrence of certain events including those described below.

Among other covenants, certain mortgage repurchase facilities require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of at least $1.0 billion; (ii) a ratio of indebtedness to tangible net worth no greater than 4.50 to 1; and (iii) a minimum of $750 million in committed mortgage warehouse financing capacity excluding any mortgage warehouse capacity provided by GSEs.  These covenants represent the most restrictive net worth, liquidity, and debt to equity covenants; however, certain other outstanding debt agreements contain liquidity and debt to equity covenants that are less restrictive.

As of December 31, 2014, the Company was in compliance with all financial covenants related to its debt arrangements.

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

See Note 15, “Stock-Related Matters” for information regarding restrictions on the Company’s ability to pay dividends pursuant to certain debt arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Pension and Other Post Employment Benefits

Defined Contribution Savings Plans.  The Company and PHH Home Loans sponsor separate defined contribution savings plans that provide certain eligible employees an opportunity to accumulate funds for retirement and contributions of participating employees are matched on the basis specified by these plans. The costs for the Company’s matching contributions are included in Salaries and related expenses in the Consolidated Statements of Operations except for contributions related to employees of the Fleet business, which are included in Income from discontinued operations, net of tax.  Salaries and related expenses included contributions of $8 million, $9 million and $9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table shows the change in the benefit obligation, plan assets and funded status for the defined benefit pension plans:

	Pension Benefits		Other Post Employment Benefits
	2014	2013	2014	2013
	(In millions)
Benefit obligation	$50	$44	$1	$2
Fair value of plan assets	40	39	—	—
Unfunded status recognized in Other liabilities	$(10)	$(5)	$(1)	$(2)

Amounts recognized in Accumulated other comprehensive income	$17	$10	$—	$—

During the year ended December 31, 2014, the benefit obligation of the defined benefit pension plan increased by $6 million which related to changes in actuarial assumptions, including mortality rates.  The net periodic benefit cost related to the defined benefit pension plan was not significant for the year ended December 31, 2014, and for the year ended December 31, 2013, the net periodic benefit cost was $1 million. The net periodic benefit cost for the other post employment benefits plan was not significant for both years ended December 31, 2014 and 2013.

As of December 31, 2014, future expected benefit payments to be made from the defined benefit pension plan’s assets, which reflect expected future service, are $2 million in each of the years ending December 31, 2015 through 2019 and $13 million for the five years ending December 31, 2024.

The Company’s policy is to contribute amounts to the defined benefit pension plan sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts at the discretion of the Company.  Contributions made to the plan during both the years ended December 31, 2014 and 2013 were $1 million. For the year ended December 31, 2015, contributions to the defined benefit pension plan are not expected to be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Income Taxes

Income Tax Provision

The following table summarizes Income tax (benefit) expense:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Current:
Federal	$(461)	$—	$—
State	(31)	(5)	(6)
Income tax contingencies:
Change in income tax contingencies	6	—	—
Interest and penalties	1	—	1
Total current income tax expense	(485)	(5)	(5)

Deferred:
Federal	373	40	(12)
State	13	7	(20)
Total deferred income tax expense (benefit)	386	47	(32)
Income tax (benefit) expense	$(99)	$42	$(37)

Deferred Taxes

Deferred tax assets and liabilities represent the basis differences between assets and liabilities measured for financial reporting versus for income-tax returns purposes.  The following table summarizes the significant components of deferred tax assets and liabilities:

	December 31,
	2014	2013
	(In millions)
Deferred tax assets:
Accrued liabilities, provisions for losses and deferred income	$72	$72
Federal loss carryforwards and credits	—	415
State loss carryforwards and credits	32	46
Alternative minimum tax credit carryforward	—	22
Other	5	2
Gross deferred tax assets	109	557
Valuation allowance	(35)	(26)
Deferred tax assets, net of valuation allowance	74	531

Deferred tax liabilities:
Originated mortgage servicing rights	220	311
Purchased mortgage servicing rights	116	107
Depreciation and amortization	—	800
Deferred tax liabilities	336	1,218
Net deferred tax liability	$262	$687

The deferred tax assets valuation allowance relates to state loss carryforwards and non-loss deferred tax assets. The valuation allowance will be reduced when and if it is determined that it is more likely than not that all or a portion of the deferred tax assets will be realized. The state loss carryforwards will expire from 2014 to 2035.

The total alternative minimum tax credit is not subject to limitations, and primarily consists of credits existing at the time of the spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.) that are available to the Company. As of December 31, 2014, it has been determined that all alternative minimum tax carryforwards will be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

utilized in the current year; therefore, no reserve or valuation allowance has been recorded.

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

Effective Tax Rate

Total income taxes differ from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
(Loss) income from continuing operations before income taxes	$(284)	$140	$(14)
Statutory federal income tax rate	35%	35%	35%
Income taxes computed at statutory federal rate	$(99)	$49	$(5)
State and local income taxes, net of federal tax benefits	(12)	7	(1)
Liabilities for income tax contingencies	7	—	1
Changes in rate and apportionment factors	1	(5)	(4)
Changes in valuation allowance	5	2	(2)
Noncontrolling interest	(2)	(11)	(23)
Other	1	—	(3)
Income tax (benefit) expense	$(99)	$42	$(37)
Effective tax rate	(35.1)%	29.8%	(264.7)%

State and local income taxes, net of federal tax benefits. Represents the impact to the effective tax rate from the pre-tax income or loss as well as the mix of income or loss from the operations by entity and state income tax jurisdiction.  The effective state tax rate for the year ended December 31, 2014 was lower compared to 2013.

Liabilities for income tax contingencies. Represents the impact to the effective tax rate from changes in the liabilities for income tax contingencies associated with new uncertain tax positions taken during the period or the resolution and settlement of prior uncertain tax positions with various taxing authorities.  During the year ended December 31, 2014, the change was primarily driven by state tax filing positions expected to be taken related to the sale of the Fleet business.

Changes in rate and apportionment factors.  Represents the impact to the effective tax rate from deferred tax items for changes in state apportionment factors and tax rate.  For the year ended December 31, 2014, the amount represents the impact of applying statutory changes to apportionment weight, apportionment sourcing and corporate income tax rates that were enacted by various states.

Changes in valuation allowance.  Represents the impact to the effective tax rate from state loss carryforwards generated during the year and certain cumulative non-loss deferred tax assets for which the Company believes it is more likely than not that the amounts will not be realized. For the year ended December 31, 2014, the amount was driven by items impacted by the change in composition of the subsidiaries included in state returns from the sale of the Fleet business and state tax losses generated by the mortgage business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Income Tax Benefits

The Company recognizes tax benefits from uncertain income tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authority based on the technical merits of the position.  An uncertain income tax position that meets the “more likely than not” recognition threshold is then measured to determine the amount of the benefit to recognize in the Consolidated Balance Sheets.  A liability is recorded for the amount of the unrecognized income tax benefit included in: (i) previously filed income tax returns and (ii) financial results expected to be included in income tax returns to be filed for periods through the date of the Consolidated Financial Statements.

The activity in the liability for unrecognized income tax benefits (including the liability for potential payment of interest and penalties) consisted of:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Balance, beginning of period	$4	$4	$3
Activity related to tax positions taken during the current year	7	—	1
Activity related to tax positions taken during prior years	—	—	—
Balance, end of period	$11	$4	$4

The estimated liability for the potential payment of interest and penalties included in the liability for unrecognized income tax benefits was $1 million as of December 31, 2014 and 2013.

The effective income tax rate would be positively impacted by $11 million in the event of a favorable resolution of income tax contingencies or reductions in valuation allowances as of December 31, 2014 and $4 million as of both December 31, 2013 and 2012.

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

The Company and its subsidiaries remain subject to examination by the IRS for the tax years ended December 31, 2010 through 2014.  As of December 31, 2014, foreign and state income tax filings were subject to examination for periods including and subsequent to 2006, dependent upon jurisdiction.

13.   Credit Risk

The Company is subject to the following forms of credit risk:

¡	Consumer credit risk—through mortgage banking activities as a result of originating and servicing residential mortgage loans

¡	Counterparty credit risk—through derivative transactions, sales agreements and various mortgage loan origination and servicing agreements

Consumer Credit Risk

The Company is not subject to the majority of the risks inherent in maintaining a mortgage loan portfolio because loans are not held for investment purposes and are generally sold to investors within 30 days of origination.  The majority of mortgage loan sales are on a non-recourse basis; however, the Company has exposure in certain circumstances in its capacity as a loan originator and servicer to loan repurchases and indemnifications through representation and warranty provisions and government servicing contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	December 31,
	2014	2013
	(In millions)
Loan Servicing Portfolio Composition
Owned	$113,849	$130,494
Subserviced	113,423	96,343
Total	$227,272	$226,837
Conventional loans	$195,184	$191,916
Government loans	27,720	29,200
Home equity lines of credit	4,368	5,721
Total	$227,272	$226,837
Weighted-average interest rate	3.9%	4.0%

	December 31,
	2014		2013
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	2.43%	1.75%	2.43%	1.82%
60 days	0.58	0.41	0.83	0.62
90 or more days	1.13	0.85	1.08	0.90
Total	4.14%	3.01%	4.34%	3.34%
Foreclosure/real estate owned(2)	2.22%	2.04%	2.46%	2.36%

_____________

(1)	Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)	As of December 31, 2014 and 2013, the total servicing portfolio included 21,456 and 24,892 of loans in foreclosure with an unpaid principal balance of $4.1 billion and $4.7 billion, respectively.

Repurchase and Foreclosure-Related Reserves

Representations and warranties are provided to investors and insurers on a significant portion of loans sold, and are also assumed on purchased mortgage servicing rights for loans that are owned by the Agencies or included in Agency-guaranteed securities.  In the event of a breach of these representations and warranties, the Company may be required to repurchase the mortgage loan or indemnify the investor against loss.  For conventional loans, if there is no breach of a representation and warranty provision, there is no obligation to repurchase the loan or indemnify the investor against loss.  The Company has limited exposure related to VA and FHA insured loans.  In limited circumstances, the full risk of loss on loans sold is retained to the extent the liquidation of the underlying collateral is insufficient. In some instances where the Company has purchased loans from third parties, it may have the ability to recover the loss from the third party originator.  Repurchase and foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and for on-balance sheet loans in foreclosure and real estate owned.

On October 23, 2014, the Company entered into a resolution agreement with Fannie Mae to resolve substantially all outstanding and certain future repurchase and makewhole requests related to the sale of mortgage loans that were originated and delivered prior to July 1, 2012.  After credit for paid claims and other adjustments, the Company paid Fannie Mae $13 million.  The resolution agreement does not cover loans with excluded defects, which include but are not limited to, loans with certain title issues or with violations of law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Year Ended December 31,
	2014	2013
	(In millions)
Balance, beginning of period	$142	$191
Realized losses(1)	(65)	(73)
Increase in reserves due to:
Changes in assumptions(2)	6	7
New loan sales	10	17
Balance, end of period	$93	$142

______________

(1)	For the year ended December 31, 2014, includes $12 million that was paid to Fannie Mae related to the resolution agreement.
(2)	For the year ended December 31, 2014, includes an $8 million provision for estimated losses related to the sale of existing MSRs.

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of December 31, 2014, $190 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 12% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of December 31, 2014 and 2013, liabilities for probable losses related to repurchase and indemnification obligations of $63 million and $100 million, respectively, are presented in the Consolidated Balance Sheets. The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  These assumptions include the estimated amount and timing of repurchase and indemnification requests, the expected success rate in defending against requests, estimated insurance claim proceeds and denials and estimated loss severities on repurchases and indemnifications.

While the Company uses the best information available in estimating the liability, actual experience can vary significantly from the assumptions as the estimation process is inherently uncertain.  The liability for loan repurchases and indemnifications does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of December 31, 2014, the estimated amount of reasonably possible losses in excess of the recorded liability was $20 million which relates to the Company’s estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on an expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.  The Company’s estimate of reasonably possible losses does not represent probable losses and does not include an estimate for any losses related to loans from origination years where the Agencies have substantially completed or resolved their file reviews or related to loans with defects that were excluded from the resolution agreement with Fannie Mae.  Excluded defects include, but are not limited to, loans with certain title defects or with violations of law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans in Foreclosure and Real Estate Owned

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances.

Real estate owned, which are acquired from mortgagors in default, plus recoverable advances made on those loans, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell.

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Consolidated Balance Sheets as follows:

	December 31,
	2014	2013
	(In millions)
Mortgage loans in foreclosure and related advances	$46	$83
Allowance for probable foreclosure losses	(14)	(20)
Mortgage loans in foreclosure, net	$32	$63

Real estate owned and related advances	$37	$84
Adjustment to value for real estate owned	(16)	(22)
Real estate owned, net	$21	$62

As disclosed within Note 1, “Summary of Significant Accounting Policies”, upon the adoption of ASU 2014-14, amounts related to government loans that are fully insured have been reclassified to Accounts receivable, net from Mortgage loans in foreclosure, net, and Real estate owned, net. As of December 31, 2014, the reclassification decreased the balance by $49 million.  Consistent with the transition instructions of the ASU, the prior year balances were not adjusted.

In addition, servicing advances related to loans in foreclosure in the servicing portfolio which totaled $98 million as of December 31, 2013 were reclassified from prior presentation in Mortgage loans in foreclosure, net to Servicing advances, net in the Consolidated Balance sheets.

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

Counterparty Credit Risk

Counterparty credit risk exposure includes risk of non-performance by counterparties to various agreements and sales transactions. Such risk is managed by evaluating the financial position and creditworthiness of such counterparties and/or requiring collateral, typically cash, in derivative and financing transactions. The Company attempts to mitigate counterparty credit risk associated with derivative contracts by monitoring the amount for which it is at risk with each counterparty to such contracts, requiring collateral posting, typically cash, above established credit limits, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing the risk among multiple counterparties.  As of December 31, 2014, there were no significant concentrations of credit risk with any individual counterparty or a group of counterparties with respect to derivative transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2014, 24% of mortgage loan originations were derived from our relationship with Merrill Lynch Home Loans, a division of Bank of America, National Association, 24% from Realogy and its affiliates, 21% from Morgan Stanley Private Bank, N.A. and 10% from HSBC Bank USA.

14.  Commitments and Contingencies

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

Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible losses cannot be estimated for all matters.  For matters where the Company can estimate the range, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $20 million as of December 31, 2014.

As of December 31, 2014, the Company’s recorded reserves associated with legal and regulatory contingencies were $29 million and there can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves.  As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

The following are descriptions of the Company’s significant legal and regulatory matters, which may involve loss contingencies.

Existing Matters

MMC Examination. The Company has undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators (the “MMC”) and such regulators have alleged various violations of federal and state laws related to the Company’s mortgage servicing practices prior to July 2011.  In October 2014, the Company met with the MMC, along with representatives of certain state Attorneys General and the CFPB, to formally review the MMC’s examination findings and the Company’s response.  In order to resolve the findings and in exchange for a release of certain enforcement actions, the MMC has proposed that the Company enter into a Settlement Agreement and Consent Order that includes adoption of national servicing standards, payments to certain borrowers nationwide whose loans went into foreclosure during a stated period of time, other consumer relief and administrative penalties.  While the Company continues to believe it has meritorious defenses to the findings, the Company has indicated its willingness to adopt the servicing standards set out in the MMC’s proposal with certain caveats and continues discussions on other aspects of the proposal.

The Company has not yet been informed of the amount of payments sought for relief or penalties under the proposed agreement with the MMC and there can be no assurance that a settlement will be reached.  The Company has recorded an estimate for the probable losses in connection with the matter as of December 31, 2014.  There can be no assurance that the ultimate resolution of this matter will not result in losses in excess of the Company’s recorded reserves, and any such losses could be material to the Company’s results of operations, cash flows or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CFPB Enforcement Action.  In January 2014, the Bureau of Consumer Financial Protection (the “CFPB”) initiated an administrative proceeding alleging that the Company’s reinsurance activities, including its mortgage insurance premium ceding practices, have violated certain provisions of the Real Estate Settlement Procedures Act (“RESPA”) and other laws enforced by the CFPB.  Through its reinsurance subsidiaries, the Company assumed risk in exchange for premiums ceded from primary mortgage insurance companies.  The Company did not provide reinsurance on loans originated after 2009.  The Company believes that it has complied with RESPA and other laws applicable to its former mortgage reinsurance activities, and is continuing to vigorously defend against the CFPB’s allegations.

In November 2014, the Company received a recommended decision from the administrative law judge for the payment of $6.4 million to the CFPB.  The Company and the CFPB’s enforcement counsel have both appealed the recommended decision to the director of the CFPB.  As of December 31, 2014, the Company has recorded an estimate for the probable losses in connection with the matter.  There can be no assurance that the ultimate resolution of this matter will not result in losses in excess of the Company’s recorded reserves.

Lender-Placed Insurance. The Company is currently subject to pending litigation alleging that its servicing practices around lender-placed insurance were not in compliance with applicable laws.  Through its mortgage subsidiary, the Company did have certain outsourcing arrangements for the purchase of lender-placed hazard insurance for borrowers whose coverage had lapsed.  The Company believes that it has meritorious defenses to these allegations; however, the resolution of such matter may result in adverse judgments, other relief against the Company, as well as monetary payments or other agreements and obligations.   Alternately, the Company may engage in settlement discussions in order to avoid the additional costs of engaging in litigation.  Given the nature of this matter and the related allegations, the Company cannot estimate the amount of loss or a range of possible losses, if any, associated with this matter and there can be no assurance that the ultimate resolution of this matter will not result in losses which could be material to the Company’s results of operations, cash flows or financial position.

Yuba County Matter.  PHH Mortgage Corporation, a wholly-owned subsidiary of the Company, is the defendant in a lawsuit initiated in 2012 in the Superior Court of California, Yuba County, by a borrower with a loan that has been serviced by the Company.  The lawsuit includes allegations of breach of contract, negligence and intentional misrepresentation.  In July 2014, the jury issued a verdict in favor of the borrower, awarding compensatory damages of approximately $0.5 million and punitive damages of $15.7 million, resulting in an exposure of $16.2 million.  In October 2014, the Court granted the Company’s motion for judgment notwithstanding the verdict on most of the borrower’s claims, reducing the judgment to an insignificant amount, and the borrower subsequently filed an appeal.  The recorded liability for probable losses related to this matter as of December 31, 2014 was not significant.  There can be no assurance, however, that the ultimate resolution of this matter will not result in losses in excess of the Company’s recorded reserves.

Subpoenas and Investigations

The Company has received inquiries and requests for information from, and is subject to investigations by, regulators and attorneys general of certain states, the U.S. Department of Housing and Urban Development, the U.S. Attorney’s Offices for the Southern and Eastern Districts of New York, the Committee on Oversight and Government Reform of the U.S. House of Representatives and the U.S. Senate Judiciary Committee, requesting information as to the Company’s mortgage origination and servicing practices, including its foreclosure processes and procedures.  There can be no assurance that claims or litigation will not arise from this inquiry, or that fines, penalties or increased legal costs will not be incurred in connection with this matter.

The Company has also received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) and the U.S. Attorney’s Offices for the Southern and Eastern Districts of New York. The HUD subpoenas request production of certain documents related to, among other things, the Company’s origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”).  The U.S. Attorney’s Offices subpoenas requested production of certain documents related to, among other things, foreclosure expenses that we incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac and loans sold pursuant to programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. There can be no assurance that claims or litigation will not arise from this inquiry, or that fines, penalties or increased legal costs will not be incurred in connection with this matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Worth Requirements

In addition to the capital requirements of the Company as outlined in Note 10, “Debt and Borrowing Arrangements”, certain subsidiaries of the Company are subject to various regulatory capital requirements as a result of their mortgage origination and servicing activities.  The Company’s wholly owned subsidiary, PHH Mortgage Corporation (“PHH Mortgage”), is subject to various regulatory capital requirements administered by the Department of Housing and Urban Development (“HUD”), which governs non-supervised, direct endorsement mortgagees, and Ginnie Mae, Fannie Mae and Freddie Mac, which sponsor programs that govern a significant portion of our mortgage loans sold and servicing activities.  Additionally, PHH Mortgage is required to maintain minimum net worth requirements for many of the states in which it sells and services loans.  Each state has its own minimum net worth requirement; however, none of the state requirements are material to our financial statements.

Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary remedial actions by regulators that, if undertaken, could: (i) remove the PHH Mortgage’s ability to sell and service loans to or on behalf of the Agencies; and (ii) have a direct material effect on the Company’s financial statements, results of operations and cash flows.

In accordance with the regulatory capital guidelines, PHH Mortgage must meet specific quantitative measures of cash, assets, liabilities, profitability and certain off-balance sheet items calculated under regulatory accounting practices. Further, changes in regulatory and accounting standards, as well as the impact of future events on PHH Mortgage’s results, may significantly affect the Company’s net worth adequacy.

Among PHH Mortgage’s various capital requirements related to its outstanding mortgage origination and servicing agreements and other third-party agreements, including debt covenants, the most restrictive of these requires PHH Mortgage to maintain a minimum net worth balance of $700 million.  As of December 31, 2014, PHH Mortgage’s actual net worth was $977 million and the entity was in compliance with the requirements.

Lease and Purchase Commitments

The Company is committed to making rental payments under noncancelable operating and capital leases related to various facilities and equipment.  In addition, during the normal course of business, various commitments are made to purchase goods or services from specific suppliers, including those related to capital expenditures.

During the years ended December 31, 2014, 2013, and 2012, rental expense of $20 million, $20 million, and $18 million, respectively, was recorded in Occupancy and other office expenses in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s commitments as of December 31, 2014:

	Future Minimum	Future Minimum
	Operating Lease	Capital Lease	Purchase
	Payments	Payments	Commitments
		(In millions)
2015	$16	$2	$32
2016	13	—	3
2017	11	—	1
2018	10	—	—
2019	10	—	—
Thereafter	27	—	—
Total	$87	$2	$36

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

See Note 13, “Credit Risk” for a discussion of the representations and warranties that are provided to purchasers and insurers on a significant portion of loans sold and those that are assumed on purchased mortgage servicing rights.

In connection with certain of Mortgage warehouse borrowing arrangements, we have entered into agreements to unconditionally and irrevocably guarantee payment on the obligations of our subsidiaries.

Indemnification from Sale of Business.  In connection with the sale of the Fleet business, which became effective on July 1, 2014, the Company has indemnified Element Financial Corporation against certain liabilities that may arise in connection with the transaction and business activities prior to the completion of the transaction.  The term of these indemnifications, which generally pertain to breaches by the Company of representations and warranties or covenants under the purchase agreement, is generally through March 31, 2016, except that the term of the indemnifications for breaches of certain fundamental representations and warranties or its covenants or excluded liabilities is generally through the expiration of the applicable statute of limitations or, with respect to covenants to be performed after closing, the date performance is fulfilled or completed.  Due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss, and no specific recourse provisions exist.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Stock-Related Matters

Share Repurchase Programs

The Company’s Board of Directors authorized up to $450 million in share repurchases, including $200 million in Accelerated Share Repurchases (“ASR”) and up to $250 million in open market purchases over the twelve months following the completion of the ASR.

Accelerated Share Repurchase Programs.  On August 7, 2014, the Company entered into two separate ASR agreements to repurchase an aggregate of $200 million of PHH’s Common stock pursuant to a Collared ASR agreement and an Uncollared ASR agreement.   The repurchases were executed using a portion of the proceeds from the sale of the Fleet business that occurred in the third quarter of 2014.  In exchange for a $200 million up-front payment, the financial institution that is party to the ASR agreements delivered 6,962,695 shares based upon the minimum share delivery under the Collared agreement and 80% share delivery under the Uncollared agreement based upon the stock price at inception.  The actual number of shares repurchased will be determined based on the applicable volume weighted average price of the shares through completion of the programs, which is expected to occur in the first quarter of 2015.  All shares received under the ASR agreements were retired upon receipt and were reported as a reduction of shares issued and outstanding, and the cash paid was recorded as a reduction of stockholders’ equity in the Consolidated Balance Sheets.

Restrictions on Share-Related Payments

As of December 31, 2014, the Company is not restricted in its ability to make share-related payments including the declaration and payment of dividends or the repurchase of Common stock.  The Company has not declared or paid cash dividends on its Common stock since it began operating as an independent, publicly traded company in 2005.

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

The limitations and restrictions on the Company’s ability to make share-related payments include but are not limited to:

a)             Restrictions under the Company’s senior note indentures from making a share-related payment if, after giving effect to the payment, the debt to tangible equity ratio calculated as of the most recently completed month end exceeds 6 to 1; however, even if such ratio is exceeded, the Company may declare or pay any dividend or make a share-related payment so long as the Company’s corporate ratings are equal to or better than: Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s (in each case on stable outlook or better); and

b)           Limitations in the amount of share-related payments that can be distributed by the Company due to maintaining compliance with the financial covenants contained in certain subsidiaries’ mortgage warehouse funding agreements, including but not limited to: (i) the maintenance of net worth of at least $1.0 billion on the last day of each fiscal quarter; and (ii) a ratio of indebtedness to tangible net worth of no greater than 4.5 to 1.

In addition, the Company is limited in the amount of share-related payments that can be distributed due to capital that is required to be maintained at subsidiaries.  The amount of intercompany dividends, share-related payments and other fund transfers that certain of the Company’s subsidiaries can declare or distribute to the Company or to other consolidated subsidiaries (and ultimately to the Company) is limited due to provisions of their debt arrangements, capital requirements, and other legal requirements and regulatory constraints.  The aggregate restricted net assets of these subsidiaries totaled $769 million as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Accumulated Other Comprehensive Income

The after-tax components of Accumulated other comprehensive income (loss) were as follows:

	December 31,
	2014	2013
	(In millions)
Currency translation adjustment	$—	$22
Pension adjustment, net of income tax benefit of $(6) and $(4)	(11)	(6)
Total	$(11)	$16

There were no amounts of Accumulated other comprehensive income (loss) attributable to noncontrolling interests as of December 31, 2014 and 2013, or during the respective periods.

During the year ended December 31, 2014, upon the disposition of the Fleet business, the Company realized a $22 million currency translation gain and reclassified the amount to Income from discontinued operations, net of tax in the Consolidated Statements of Operations.  In addition, the net gain from disposition of the Fleet business for the year ended December 31, 2014 includes the tax impact for the reversal of indefinitely invested undistributed earnings of foreign subsidiaries.  See Note 2, “Discontinued Operations” for more information.

During the year ended December 31, 2013, amounts reclassified out of Accumulated other comprehensive income (loss) related to realized gains and losses from the sale of available-for-sale securities and were recorded within Other income in the Consolidated Statements of Operations. During the year ended December 31, 2013, $1 million of realized gains and $1 million of realized losses from the sale of available-for-sale securities were recorded.

17.  Stock-Based Compensation

The PHH Corporation 2014 Equity and Incentive Plan (the “Plan”) governs awards of share based compensation.  The plan allows awards in the form of stock options, stock appreciation rights, and other stock- or cash-based awards.  Employees have been awarded stock options and service-based, performance-based and market-based restricted stock units (“RSUs”) to purchase shares of Common stock and performance-based and service-based restricted cash units to be settled in cash under the Plan.  RSUs granted entitle employees to receive one share of PHH Common stock upon the vesting of each RSU. The aggregate number of shares of PHH Common stock issuable under the Plan is 9,591,435.

The stock option awards have a maximum contractual term of ten years from the grant date. All outstanding and unvested stock options and RSUs have vesting conditions pursuant to a change in control. Vesting criteria and expense recognition related to each type of award is as follows:

¡                 Service-based awards generally vest upon the fulfillment of a service condition ratably over a period of up to five years from the grant date.  Compensation cost for service-based stock and cash awards is generally recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

¡               Performance-based awards require the fulfillment of a service condition and the achievement of certain operating performance criteria and vest between two and three years from the grant date if both conditions are met. The performance criteria may also impact the number of awards that may vest.  Compensation cost for performance-based stock and cash awards is recognized over the requisite service period for the portion of the award for which it is probable that the performance condition will be achieved.

¡                 Market-based awards require the fulfillment of a service condition and the achievement of certain targets associated with the Company’s stock price and vest three years from the grant date if both conditions are met.  Compensation cost for market-based stock awards is recognized over the requisite service period, regardless if the market condition is met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, RSUs are granted to non-employee Directors as part of their compensation for services rendered as members of the Company’s Board of Directors. These RSUs vest immediately when granted. New shares of Common stock are issued to employees and Directors to satisfy the stock option exercise and RSU conversion obligations.

The following table summarizes expense recognized in Salaries and related expenses in the Consolidated Statements of Operations related to stock-based compensation arrangements:

	Year Ended December 31,
	2014	2013	2012
		(In millions)
Stock-based compensation expense for equity awards	$8	$9	$6
Stock-based compensation expense for liability awards	4	—	—
Income tax benefit related to stock-based compensation expense	(5)	(4)	(2)
Stock-based compensation expense, net of income taxes	$7	$5	$4

As of December 31, 2014, there was $14 million of unrecognized compensation cost related to outstanding and unvested stock options and RSUs that are expected to vest and be recognized over a weighted-average period of 1.9 years.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2014:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In years)	(In millions)
Outstanding at January 1, 2014	1,934,401	$18.70
Exercised	(526,935)	19.55
Forfeited or expired	(110,285)	21.03
Outstanding at December 31, 2014	1,297,181	$18.16	7.0	$8
Exercisable at December 31, 2014	161,824	$20.05	3.1	$1
Stock options vested and expected to vest	1,315,122	$18.20	6.9	$8

Generally, options are granted with exercise prices at the fair market value of the Company’s shares of Common stock, which is considered equal to the closing share price on the date of grant. There were no options granted during the year ended December 31, 2014.  The weighted-average grant-date fair value per stock option for awards granted during the years ended December 31, 2013 and 2012 was $11.27 and $8.68, respectively.

The weighted-average grant-date fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2013	2012
Expected life (in years)	6.5	6.5
Risk-free interest rate	1.14%	1.10%
Expected volatility	52.3%	51.7%
Dividend yield	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected life of each stock option is estimated based on their vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on the historical volatility of the Company’s Common stock.

The intrinsic value of options exercised was $2 million, $1 million and $2 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Stock Units

The following tables summarize restricted stock unit activity for the year ended December 31, 2014:

		Weighted-
		Average
	Number of	Grant-Date
	RSUs	Fair Value
Performance-Based & Market-Based RSUs(1)
Outstanding at January 1, 2014	792,594	$9.67
Granted	152,453	13.70
Forfeited	(54,778)	10.02
Outstanding at December 31, 2014(2)	890,269	$10.34
RSUs expected to be converted into shares of Common stock	827,715	$9.84
Service-Based RSUs
Outstanding at January 1, 2014	623,115	$21.16
Granted(3)	343,188	22.88
Converted(4)	(380,945)	19.75
Forfeited	(500)	13.79
Outstanding at December 31, 2014(2)	584,858	$23.09
RSUs expected to be converted into shares of Common stock	565,178	$23.11

____________

(1)	The performance criteria impact the number of awards that may vest. The number of RSUs related to these performance-based awards represents the expected number to be earned.

(2)

As a result of the sale of Fleet business, 148,023 unvested performance and market-based RSUs and 284,370 unvested Service-based RSUs, which were originally to be paid in PHH common stock, will be settled in cash pursuant to certain provisions of the original settlement terms of the agreements. These amounts remain outstanding at December 31, 2014.

(3)	Includes 55,996 RSUs earned by non-employee Directors for services rendered as members of the Board of Directors.

(4)	Includes 272,084 RSUs previously earned by non-employee Directors settled on November 7, 2014.

In 2014, 2013 and 2012, certain executives were awarded RSUs with market-based vesting conditions with weighted-average grant-date fair value of $11.32, $12.47 and $6.69, respectively.  The weighted-average grant-date fair value of these market-based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Grant date stock price	$22.93	$22.28	$17.09
Risk-free interest rate	0.94%	0.42%	0.40%
Expected volatility	35.3%	38.6%	42.8%
Dividend yield	—	—	—

The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the RSUs.  The expected volatility was based on historical volatility of the Company’s Common stock.

The total fair value of RSUs converted into shares of Common stock was $2 million during the year ended December 31, 2014, and $5 million during each of the years ended December 31, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Fair Value Measurements

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

A three-level valuation hierarchy is used to classify inputs into the measurement of assets and liabilities at fair value. The valuation hierarchy is based upon the relative reliability and availability to market participants of inputs for the valuation of an asset or liability as of the measurement date. Level one represents the highest level based upon unadjusted quoted prices to Level three which are based upon unobservable inputs that reflect the assumptions a market participant would use in pricing the asset or liability.  When the valuation technique used in determining fair value of an asset or liability utilizes inputs from different levels of the hierarchy, the level within which the measurement in its entirety is categorized is based upon the lowest level input that is significant to the measurement in its entirety.

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

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of December 31, 2014 or 2013.

Recurring Fair Value Measurements

The following summarizes the fair value hierarchy for instruments measured at fair value on a recurring basis:

	December 31, 2014
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
			(In millions)
ASSETS
Mortgage loans held for sale	$—	$873	$42	$—	$915
Mortgage servicing rights	—	—	1,005	—	1,005
Other assets—Derivative assets:
Interest rate lock commitments	—	—	22	—	22
Forward delivery commitments	—	5	—	(2)	3
MSR-related agreements	—	66	—	(58)	8
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$14	$—	$(7)	$7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
			(In millions)
ASSETS
Mortgage loans held for sale	$—	$785	$49	$—	$834
Mortgage servicing rights	—	—	1,279	—	1,279
Other assets—Derivative assets:
Interest rate lock commitments	—	—	23	—	23
Forward delivery commitments	—	26	—	(21)	5
Option contracts	—	2	—	—	2
MSR-related agreements	—	4	—	(4)	—
Convertible note-related agreements	—	—	16	—	16
LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$1	$—	$1
Forward delivery commitments	—	10	—	(8)	2
MSR-related agreements	—	—	—	1	1
Convertible note-related agreements	—	—	16	—	16

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

For Level Two MLHS, fair value is estimated through a market approach by using either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan including the value attributable to servicing rights and credit risk or (ii) current commitments to purchase loans. The Agency mortgage-backed security market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices exist for securities at the pass-through level, which are published on a regular basis. The Company has the ability to access this market and it is the market into which conforming mortgage loans are typically sold.

Level Three MLHS include second lien and Scratch and Dent loans, and are valued based upon a discounted cash flow model or a collateral-based valuation model, respectively. Scratch and Dent loans represent mortgage loans with origination flaws or performance issues.

The following table reflects the difference between the carrying amounts of MLHS measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	December 31, 2014		December 31, 2013
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$915	$13	$834	$12
Aggregate unpaid principal balance	903	17	837	17
Difference	$12	$(4)	$(3)	$(5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of Mortgage loans held for sale:

	December 31,
	2014	2013
	(In millions)
First mortgages:
Conforming	$761	$737
Non-conforming	111	48
Total first mortgages	872	785
Second lien	5	5
Scratch and Dent	37	44
Other	1	—
Total	$915	$834

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the inactive market for such assets.

The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates (developed using a model described below), the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. A probability weighted option adjusted spread (“OAS”) model generates and discounts cash flows for the MSR valuation. The OAS model generates numerous interest rate paths, then calculates the MSR cash flow at each monthly point for each path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time.

A key assumption in the estimate of the fair value of MSRs is forecasted prepayments. A third-party model is used as a basis to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. Prepayment rates used in the development of expected future cash flows are based on historical observations of prepayment behavior in similar periods, comparing current mortgage interest rates to the mortgage interest rates in the servicing portfolio. The rates incorporate loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of the capitalized loan servicing portfolio to refinance if interest rates decline and estimated levels of home equity. On a quarterly basis, assumptions used in estimating fair value are validated against a number of third-party sources, which may include peer surveys, MSR broker surveys, third-party valuations and other market-based sources.

The following tables summarize certain information regarding the initial and ending capitalization rate of MSRs:

	Year Ended December 31,
	2014	2013
Initial capitalization rate of additions to MSRs	1.09%	1.10%

	December 31,
	2014	2013
Capitalization servicing rate	0.89%	0.99%
Capitalization servicing multiple	3.1	3.4
Weighted-average servicing fee (in basis points)	29	29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	December 31,
	2014	2013
Weighted-average prepayment speed (CPR)	11.5%	9.0%
Option adjusted spread, in basis points (OAS)	865	1,056
Weighted-average delinquency rate	5.0%	5.8%

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	December 31, 2014
	Weighted-		Weighted-
	Average	Option	Average
	Prepayment	Adjusted	Delinquency
	Speed	Spread	Rate
	(In millions)
Impact on fair value of 10% adverse change	$(48)	$(43)	$(22)
Impact on fair value of 20% adverse change	(93)	(83)	(44)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  See Note 5, “Derivatives” for additional information regarding derivative instruments.

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

The average pullthrough percentage used in measuring the fair value of IRLCs as of December 31, 2014 and 2013 was 74% and 77%, respectively. The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

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

Convertible Note-Related Agreements relate to the Convertible notes due 2014 and include conversion options and purchased options.  These instruments expired in September 2014, consistent with the repayment date of the Convertible note series.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level Three Measurements

Instruments classified within Level Three of the fair value hierarchy contain significant inputs to the valuation that are based upon unobservable inputs that reflect the Company’s assessment of the assumptions a market participant would use in pricing the asset or liability.  The fair value of assets and liabilities classified within Level Three of the valuation hierarchy also typically includes observable factors and the realized or unrealized gain or loss recorded from the valuation of these instruments would also include amounts determined by observable factors.

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Year Ended December 31,
	2014			2013
			IRLCs,			IRLCs,
	MLHS	MSRs	net	MLHS	MSRs	net
	(In millions)
Balance, beginning of period	$49	$1,279	$22	$64	$1,022	$139
Realized and unrealized (losses) gains	(3)	(320)	309	(10)	13	475
Purchases	50	—	—	73	—	—
Issuances	3	97	—	2	244	—
Settlements	(53)	(51)	(309)	(85)	—	(592)
Transfers into Level Three	32	—	—	46	—	—
Transfers out of Level Three	(36)	—	—	(41)	—	—
Balance, end of period	$42	$1,005	$22	$49	$1,279	$22

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

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2014	2013

Gain on loans held for sale, net:
Mortgage loans held for sale	$(8)	$(15)
Interest rate lock commitments	309	475
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	(320)	13
Interest income:
Mortgage loans held for sale	5	5

Unrealized gains (losses) included in the Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Consolidated Balance Sheets were as follows:

	Year Ended December 31,
	2014	2013

Gain on loans held for sale, net	$17	$16
Change in fair value of mortgage servicing rights	(165)	276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Other Financial Instruments

As of December 31, 2014 and 2013, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Total PHH Corporation stockholders’ equity. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents, Restricted cash and Servicing advance receivables, the carrying value approximates fair value due to the short-term nature of such instruments.

Debt.  As of December 31, 2014 and 2013, the total fair value of Debt was $2.0 billion and $2.4 billion, respectively, and is measured using Level Two inputs. As of December 31, 2014, the fair value of Level Two Debt was estimated using the following valuation techniques: (i) $1.1 billion was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; and (ii) $0.9 billion was measured using observable spreads and terms for recent pricing of similar instruments.

Non-Recurring Fair Value Measurements

Other Assets — Equity method investments. Fair value of equity method investments is determined by discounting cash flows of the projected financial results of the investment and the use of a market valuation approach.  During the year ended December 31, 2013, the impairment analysis resulted in a $5 million charge to reduce the value of the investment which was recorded in Other income.  There was no impairment charge recorded during the year ended December 31, 2014.

Other Assets — Mortgage loans in foreclosure and Real estate owned.  The evaluation of impairment reflects an estimate of losses currently incurred at the balance sheet date, which will likely not be recoverable from guarantors, insurers or investors. The impairment of mortgage loans in foreclosure, which represents the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances on those loans, is based on the fair value of the underlying collateral, determined on a loan level basis, less costs to sell. Fair value of the collateral is estimated by considering appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions.  Real estate owned (“REO”), which are acquired from mortgagors in default, plus recoverable advances on those loans, is recorded at the lower of adjusted carrying amount at the time the property is acquired or fair value of the property, less estimated costs to sell.  Fair value of REO is estimated using appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions.

The allowance for probable losses associated with mortgage loans in foreclosure and the adjustment to record REO at their estimated net realizable value were based upon fair value measurements with assumptions primarily from Level Three of the valuation hierarchy.  During the years ended December 31, 2014 and 2013, Repurchase and foreclosure-related charges totaled a benefit of $2 million and a provision of $7 million, respectively.  These amounts were recorded in Other operating expenses, and include changes in the estimate of losses related to off-balance sheet exposure to loan repurchases and indemnifications in addition to the provision for or benefit from valuation adjustments for mortgage loans in foreclosure and REO. See Note 13, “Credit Risk” for further discussion regarding the balances of mortgage loans in foreclosure, REO, and the off-balance sheet exposure to loan repurchases and indemnifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Variable Interest Entities

The Company determines whether an entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary at the date of initial involvement with the entity. The Company reassesses whether it is the primary beneficiary of a VIE upon certain events that affect the VIE’s equity investment at risk and upon certain changes in the VIE’s activities. The purposes and activities of the VIE are considered in determining whether the Company is the primary beneficiary, including the variability and related risks the VIE incurs and transfers to other entities and their related parties. Based on these factors, a qualitative assessment is made and, if inconclusive, a quantitative assessment of whether it would absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual returns. If the Company determines that it is the primary beneficiary of the VIE, the VIE is consolidated within the financial statements.

The Company’s involvement in variable interest entities primarily relate to PHH Home Loans, a joint venture with Realogy Corporation, and a special purpose bankruptcy remote trust that issues asset-backed notes secured by servicing advance receivables.  The activities of significant variable interest entities are more fully described below.

Assets and liabilities of significant variable interest entities are included in the Consolidated Balance Sheets as follows:

			December 31,
	December 31, 2014		2013
		Servicing
		Advance
	PHH Home	Receivables	PHH Home
	Loans	Trust	Loans
	(In millions)
ASSETS
Cash	$82	$—	$91
Restricted cash	3	20	3
Mortgage loans held for sale	378	—	308
Accounts receivable, net	8	—	7
Servicing advances, net	—	155	—
Property and equipment, net	1	—	2
Other assets	8	—	7
Total assets	$480	$175	$418
Assets held as collateral(1)	$353	$175	$300
LIABILITIES
Accounts payable and accrued expenses	$16	$—	$15
Debt	335	108	280
Other liabilities	10	—	11
Total liabilities(2)	$361	$108	$306

___________________

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the assets and liabilities of significant variable interest entities that were consolidated as outlined above, the Company had the following involvement with these entities as of and for the year ended December 31:

	Net income (loss)(1)
	2014	2013	2012
	(In millions)
PHH Home Loans	$16	$43	$111
Servicing Advance Receivables Trust	(5)	—	—

	PHH Corporation		Intercompany
	Investment(2)		receivable (payable)(2)
	2014	2013	2014	2013
	(In millions)
PHH Home Loans	$57	$57	$14	$15
Servicing Advance Receivables Trust	72	—	—	—

_________________

(1)       Includes adjustments for the elimination of intercompany transactions.

(2)       Amounts are eliminated in the Consolidated Balance Sheets.

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

During the years ended December 31, 2014, 2013 and 2012, PHH Home Loans originated residential mortgage loans of $7.4 billion, $9.3 billion and $12.1 billion, respectively, and PHH Home Loans brokered or sold $3.3 billion, $5.0 billion and $6.0 billion, respectively, of mortgage loans to the Company under the terms of a loan purchase agreement.  For the year ended December 31, 2014, 24% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which 88% were originated by PHH Home Loans.  As of December 31, 2014, the Company had outstanding commitments to purchase or fund $250 million of mortgage loans and lock commitments expected to result in closed mortgage loans from PHH Home Loans.

The Company manages PHH Home Loans through its subsidiary, PHH Broker Partner, with the exception of certain specified actions that are subject to approval through PHH Home Loans’ board of advisors, which consists of representatives of Realogy and the Company. The board of advisors has no managerial authority, and its primary purpose is to provide a means for Realogy to exercise its approval rights over those specified actions of PHH Home Loans for which Realogy’s approval is required. PHH Mortgage operates under a Management Services Agreement with PHH Home Loans, pursuant to which PHH Mortgage provides certain mortgage origination processing and administrative services for PHH Home Loans. In exchange for such services, PHH Home Loans pays PHH Mortgage a fee per service and a fee per loan, subject to a minimum amount.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions and Distributions.  PHH Home Loans is financed through equity contributions, sales of mortgage loans to PHH Mortgage and other investors, and secured and unsecured subordinated indebtedness. The Company did not make any capital contributions to support the operations of PHH Home Loans during the years ended December 31, 2014, 2013 and 2012.  The Company is not solely obligated to provide additional financial support to PHH Home Loans.

Subject to certain regulatory and financial covenant requirements, net income generated by PHH Home Loans may be distributed quarterly to its members pro rata based upon their respective ownership interests. PHH Home Loans may also require additional capital contributions from the Company and Realogy under the terms of the Operating Agreement if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of PHH Home Loans or its subsidiaries. Distributions received from PHH Home Loans were $4 million, $40 million and $42 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Other Support. The Company maintains an unsecured subordinated Intercompany Line of Credit with PHH Home Loans with $60 million in available capacity as of December 31, 2014.  This indebtedness is not collateralized by the assets of PHH Home Loans. The Company has extended the subordinated financing to increase PHH Home Loans’ capacity to fund mortgage loans and to support certain covenants of the entity. There were no borrowings outstanding under this Intercompany Line of Credit as of December 31, 2014 or 2013.

Realogy Agreements. Unless terminated earlier, our relationship with Realogy continues until January 31, 2055.  However, under the PHH Home Loans Operating Agreement, beginning on February 1, 2015, Realogy has the right at any time to give us two years notice of their intent to terminate their interest in PHH Home Loans. In addition, the Strategic Relationship Agreement and the PHH Home Loans Operating Agreement outline certain terms and events that give Realogy the right to terminate the joint venture for cause.

Upon Realogy’s termination of the joint venture, whether for cause or upon two years’ notice without cause, Realogy will have the right either:  (i) to require that the Company purchase their interest in PHH Home Loans at fair value, plus, in certain cases, liquidated damages; or (ii) to cause the Company to sell its interest in PHH Home Loans to an unaffiliated third party designated by Realogy at fair value plus, in certain cases, liquidated damages. In the case of a termination by Realogy following a change in control of PHH, the Company may be required to make a cash payment to Realogy in an amount equal to PHH Home Loans’ trailing 12 months net income multiplied by the greater of (i) the number of years remaining in the first 12 years of the term of the agreement or (ii) two years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the first quarter of 2014, PSART entered into an agreement to issue asset-backed notes as further discussed in Note 10, “Debt and Borrowing Arrangements”.  Certain capital transactions are executed between the Company and the Depositor whereby subsidiaries of the Company contribute receivables to the Depositor and receive distributions upon the issuance of notes or leveraging of note series.  During the year ended December 31, 2014, the Company and its subsidiaries contributed Accounts receivable of $814 million to the Depositor, and received distributions of $742 million.

20.  Related Party Transactions

Certain Business Relationships

Thomas P. (Todd) Gibbons, one of the Company’s Directors effective July 1, 2011, is Vice Chairman and Chief Financial Officer of the Bank of New York Mellon Corporation, the Bank of New York Mellon, and BNY Mellon, N.A. (collectively “BNY Mellon”).  The Company has certain relationships with BNY Mellon, including financial services, commercial banking and other transactions. BNY Mellon functions as the custodian for loan files, and functions as the indenture trustee on the Convertible notes due in 2017, the Senior notes due in 2019 and 2021, and the Company’s servicing advance facility.  The Company also executes forward loan sales agreements and certain MSR-related derivative agreements with BNY Mellon, and the Fleet business had interest rate contracts related to asset-backed debt.  These transactions were entered into in the ordinary course of business upon terms, including interest rate and collateral, substantially the same as those prevailing at the time. The fees paid to BNY Mellon, including interest expense, during the years ended December 31, 2014 and 2013 were not significant.

21.  Segment Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment results as of and for the year ended December 31, were as follows:

	Total Assets
	2014	2013
	(In millions)
Mortgage Production segment	$1,209	$1,127
Mortgage Servicing segment	1,924	2,219
Assets related to discontinued operations	—	4,456
Other	1,163	1,051
Total	$4,296	$8,853

	Net Revenues			Segment Profit (Loss)(2)
	2014	2013	2012	2014	2013	2012
	(In millions)
Mortgage Production segment	$465	$821	$1,234	$(141)	$22	$416
Mortgage Servicing segment	163	379	(108)	(103)	155	(464)
Other(1)	11	—	—	(46)	(66)	(25)
Total	$639	$1,200	$1,126	$(290)	$111	$(73)

______________

(1)    Net results for Other includes the pre-tax loss on the early repayment of certain unsecured debt obligations which were not allocated to the reportable segments which totaled $24 million, $54 million and $13 million for 2014, 2013 and 2012, respectively.

(2)    The following is a reconciliation of Income or loss from continuing operations before income taxes to Segment profit or loss:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
(Loss) income from continuing operations before income taxes	$(284)	$140	$(14)
Less: net income attributable to noncontrolling interest	6	29	59
Segment (loss) profit	$(290)	$111	$(73)

	Interest Income			Interest Expense
	2014	2013	2012	2014	2013	2012
	(In millions)
Mortgage Production segment	$38	$63	$84	$77	$127	$150
Mortgage Servicing segment	4	7	7	53	58	62
Total	$42	$70	$91	$130	$185	$212

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  Selected Quarterly Financial Data—(unaudited)

The following tables present selected unaudited quarterly financial data:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
	(In millions, except per share data)
Net revenues	$111	$196	$152	$180
Loss from continuing operations before income taxes	(93)	(21)	(129)	(41)
Net (loss) income	(44)	(55)	218	(32)
Net (loss) income attributable to PHH Corporation	(42)	(59)	215	(33)
Basic (loss) earnings per share:
From continuing operations	$(1.01)	$(0.23)	$(1.64)	$(0.62)
From discontinued operations	0.28	(0.79)	5.64	(0.04)
Total attributable to PHH Corporation	$(0.73)	$(1.02)	$4.00	$(0.66)
Diluted (loss) earnings per share:
From continuing operations	$(1.01)	$(0.23)	$(1.64)	$(0.62)
From discontinued operations	0.28	(0.79)	5.64	(0.04)
Total attributable to PHH Corporation	$(0.73)	$(1.02)	$4.00	$(0.66)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
	(In millions, except per share data)
Net revenues	$336	$415	$211	$238
Income (loss) from continuing operations before income taxes	72	133	(101)	36
Net income (loss)	64	102	(46)	44
Net income (loss) attributable to PHH Corporation	52	90	(52)	45
Basic earnings (loss) per share:
From continuing operations	$0.62	$1.30	$(1.19)	$0.48
From discontinued operations	0.28	0.28	0.29	0.30
Total attributable to PHH Corporation	$0.90	$1.58	$(0.90)	$0.78
Diluted earnings (loss) per share:
From continuing operations	$0.54	$1.15	$(1.19)	$0.41
From discontinued operations	0.25	0.25	0.29	0.26
Total attributable to PHH Corporation	$0.79	$1.40	$(0.90)	$0.67

PHH CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 31,
	2014	2013	2012
REVENUES
Other income	$11	$—	$—
Interest income	—	—	1
Net revenues	11	—	1
EXPENSES
Salaries and related expenses	67	55	55
Interest expense	95	126	134
Depreciation and amortization	9	9	8
Professional and third-party service fees	62	48	27
Technology equipment and software expenses	18	15	13
Other operating expenses	32	64	21
Total expenses before allocations	283	317	258
Corporate overhead allocations to subsidiaries	(131)	(125)	(99)
Unsecured interest expense allocation to subsidiaries	(95)	(126)	(133)
Total expenses	(57)	(66)	(26)
Loss before income taxes and equity in (loss) earnings of subsidiaries	(46)	(66)	(25)
Income tax benefit	(13)	(25)	(10)
Loss before equity in (loss) earnings of subsidiaries	(33)	(41)	(15)
Equity in (loss) earnings of subsidiaries, excluding discontinued operations	(158)	110	(21)
(Loss) income from continuing operations, net of tax	(191)	69	(36)
Income from discontinued operations, net of tax	272	66	70
Net income	$81	$135	$34
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(22)	(14)	5
Change in unfunded pension liability, net	(5)	5	1
Change in unrealized gains on available-for-sale securities, net	—	(1)	(1)
Total other comprehensive (loss) income, net of tax	(27)	(10)	5
Total comprehensive income	$54	$125	$39

PHH CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION

CONDENSED BALANCE SHEETS

(In millions)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$1,115	$969
Restricted cash	9	10
Accounts receivable	5	27
Due from consolidated subsidiaries	248	309
Investment in consolidated subsidiaries	1,000	1,502
Property and equipment, net	10	15
Other assets	74	174
Total assets	$2,461	$3,006

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$65	$61
Debt	831	1,249
Other liabilities	20	30
Total liabilities	916	1,340
Commitments and contingencies	—	—

EQUITY
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	989	1,142
Retained earnings	566	507
Accumulated other comprehensive (loss) income	(11)	16
Total PHH Corporation stockholders’ equity	1,545	1,666
Total liabilities and equity	$2,461	$3,006

PHH CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2014	2013	2012

Net cash (used in) provided by operating activities	$(522)	$(6)	$115

Cash flows from investing activities:
Proceeds from sale of business, net of transaction costs	1,369	—	—
Purchases of property and equipment	(5)	(4)	(6)
Purchases of certificates of deposit	(250)	—	—
Proceeds from maturities of certificates of deposit	250	—	—
Decrease (increase) in restricted cash	1	13	(23)
Dividends from consolidated subsidiaries	—	106	40
Net cash provided by investing activities	1,365	115	11

Cash flows from financing activities:
Net cash (used) provided by consolidated subsidiaries	(69)	175	373
Proceeds from unsecured borrowings	—	350	518
Principal payments on unsecured borrowings	(435)	(288)	(671)
Issuances of common stock	10	3	5
Repurchase of common stock	(200)	—	—
Cash paid for debt issuance costs	—	(9)	(19)
Other, net	(3)	(5)	(5)
Net cash (used in) provided by financing activities	(697)	226	201
Net increase in Cash and cash equivalents	146	335	327
Cash and cash equivalents at beginning of period	969	634	307
Cash and cash equivalents at end of period	$1,115	$969	$634

Supplemental Disclosure of Cash Flows Information:
Payments for debt retirement premiums	$22	$50	$14
Interest payments	83	89	105
Income tax payments, net	534	4	4

PHH CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	PHH Corporation and Subsidiaries			PHH Corporation
	2014	2013	2012	2014	2013	2012
	(In millions)
Deferred tax valuation allowance:
Balance, beginning of period	$26	$30	$44	$5	$6	$7
Additions:
Charged to costs and expenses	5	2	2	2	—	—
Charged to other accounts	4	—	(8)	—	—	—
Reductions	—	(6)	(8)	(2)	(1)	(1)
Balance, end of period	$35	$26	$30	$5	$5	$6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-K, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report which is included in this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the internal control over financial reporting of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Philadelphia, PA

February 27, 2015

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated herein by reference to the information under the headings “Executive Officers,” “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board” in our definitive Proxy Statement related to our 2015 Annual Meeting of Stockholders, which we expect to file with the Commission, pursuant to Regulation 14A, no later than 120 days after December 31, 2014 (the “2015 Proxy Statement”).

Item 11.  Executive Compensation

Information required under this Item is incorporated herein by reference to the information under the headings “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” in our 2015 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is incorporated herein by reference to the information under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” and “Board of Directors” in our 2015 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

Information required under this Item is incorporated herein by reference to the information under the heading “Principal Accountant Fees and Services” in our 2015 Proxy Statement.

PART IV

Item 15.  Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February, 2015.

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

Signature	Title	Date

/s/ GLEN A. MESSINA	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
Glen A. Messina

/s/ ROBERT B. CROWL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2015
Robert B. Crowl

/s/ MICHAEL R. BOGANSKY	Senior Vice President, Controller (Principal Accounting Officer)	February 27, 2015
Michael R. Bogansky

/s/ JAMES O. EGAN	Non-Executive Chairman of the Board of Directors	February 27, 2015
James O. Egan

/s/ JANE D. CARLIN	Director	February 27, 2015
Jane D. Carlin

/s/ THOMAS P. GIBBONS	Director	February 27, 2015
Thomas P. Gibbons

/s/ ALLAN Z. LOREN	Director	February 27, 2015
Allan Z. Loren

/s/ GREGORY J. PARSEGHIAN	Director	February 27, 2015
Gregory J. Parseghian

/s/ CHARLES P. PIZZI	Director	February 27, 2015
Charles P. Pizzi

/s/ DEBORAH M. REIF	Director	February 27, 2015
Deborah M. Reif

/s/ CARROLL R. WETZEL, JR.	Director	February 27, 2015
Carroll R. Wetzel, Jr.

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

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

4.3	Indenture, dated as of January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 17, 2012.

4.3.1	First Supplemental Indenture, dated as of January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 17, 2012.

4.3.2	Form of 6.00% Convertible Senior Note due 2017.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on January 17, 2012.

Exhibit No.	Description	Incorporation by Reference

4.3.3	Second Supplemental Indenture, dated as of August 23, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 23, 2012.

4.3.4	Form of 7.375% Senior Note due 2019.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on August 23, 2012.

4.3.5	Third Supplemental Indenture, dated as of August 20, 2013, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2013.

4.3.6	Form of 6.375% Senior Note due 2021.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2013.

10.1.1	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 29, 2009.

10.1.2	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on September 29, 2009.

10.1.3	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on September 29, 2009.

10.1.4	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on September 29, 2009.

10.1.5	Master Terms and Conditions for Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on September 29, 2009.

10.1.6	Confirmation of Warrants dated September 23, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on September 29, 2009.

10.1.7	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and JPMorgan Chase Bank, National Association, London Branch.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 1, 2009.

10.1.8	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Wachovia Bank, National Association.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 1, 2009.

10.1.9	Confirmation of Additional Warrants dated September 29, 2009, by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 1, 2009.

Exhibit No.	Description	Incorporation by Reference

10.2	Form of Amended and Restated Indemnification Agreement for Directors.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2012.

10.2.1	Form of Indemnification Agreement for Officers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 18, 2013.

10.3†	PHH Corporation Unanimous Written Consent of the Board of Directors effective August 18, 2010.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2010.

10.4†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.4.1†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

10.5†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.5.1†	First Amendment to the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, effective August 18, 2010.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2010.

10.5.2†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.5.3†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.5.4†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.5.5†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.5.6†	Form of 2011 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 18, 2011.

10.5.7†	Form of February 2012 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2012.

10.5.8†	Form of February 2012 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 24, 2012.

10.5.9†	Form of September 2012 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 3, 2012.

10.5.10†	Form of September 2012 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 3, 2012.

10.5.11†	Form of 2014 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.7.12 to our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 26, 2014.

Exhibit No.	Description	Incorporation by Reference

10.5.12†	Form of 2014 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.7.13 to our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 26, 2014.

10.6†	Form of 2012 Restrictive Covenant Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2012.

10.7†	PHH Corporation 2014 Equity and Incentive Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 29, 2014.

10.8†	Resolutions terminating the PHH Corporation 2014 Non-Employee Director Compensation Program.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.9†	PHH Corporation Equity Compensation Program for Non-Employee Directors.	Filed herewith.

10.10†	Form of 2014 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.11†	Form of September 2014 Restricted Stock Unit Award Notice and Agreement, as amended.	Filed herewith.

10.12†	Form of October 2014 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.13†	Form of October 2014 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.14†	Form of 2014 Restrictive Covenant Agreement.	Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.15.1†	Form of Amendment, dated as of July 11, 2014, to the Restricted Stock Unit Award Agreements.	Incorporated by reference to Exhibit 10.7.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.15.2†	Form of Amendment, dated as of July 11, 2014, to the Non-Qualified Stock Option Award Agreements.	Incorporated by reference to Exhibit 10.7.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.16†	PHH Corporation Tier I Severance Pay Plan.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 3, 2012.

10.17†	PHH Corporation Tier II Severance Pay Plan.	Filed herewith.

10.18	Underwriting Agreement, dated August 9, 2012, by and between PHH Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Underwriters.	Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 14, 2012.

Exhibit No.	Description	Incorporation by Reference

10.18.1	Underwriting Agreement, dated August 6, 2013, by and between PHH Corporation and J.P. Morgan Securities LLC, as representative of the several Underwriters.	Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 12, 2013.

10.19	Master Confirmation—Collared Accelerated Share Repurchase dated August 7, 2014 between PHH Corporation and JPMorgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2014.

10.20	Master Confirmation—Uncollared Accelerated Share Repurchase dated August 7, 2014 between PHH Corporation and JPMorgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2014.

10.21	Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated December 14, 2014.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2014.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney	Incorporated by reference to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

†            Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.