Form 10-Q
period 2015-03-31
PHH CORP
filed 2015-05-07
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 29, 2015, 49,656,148 shares of PHH Common stock were outstanding.

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

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements concerning the following:

▪            the execution of our strategic priorities, including re-engineering our mortgage business, executing our growth strategies, executing our capital structure initiatives and our expectations regarding future operating benefits from the achievement of those priorities;

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

▪            our expectations around future losses from representation and warranty claims, and associated reserves and provisions;

▪            the impact of the adoption of recently issued accounting pronouncements on our financial statements; and

▪            our assessment of legal proceedings and associated reserves and provisions.

Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part I—Item 1A. Risk Factors” in our 2014 Form 10-K and those factors described below:

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

▪             the effects on our business of any further declines in the volume of U.S. home sales and home prices, due to adverse economic changes or otherwise;

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

▪             the effects of the outcome or resolutions of any inquiries and investigations related to our mortgage origination or servicing activities, any litigation related to our mortgage origination or servicing activities, or any related fines, penalties and increased costs;

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

▪             the inability or unwillingness of any of the counterparties to our significant customer contracts or financing arrangements to perform their respective obligations under, or to renew on terms favorable to us, such contracts, or our ability to continue to comply with the terms of our significant customer contracts;

▪             the impact of the failure to maintain our credit ratings, including the impact on our cost of capital and ability to access the debt markets, as well as on our current or potential customers’ assessment of our long-term stability;

▪             the ability to obtain alternative funding sources for our mortgage servicing rights, servicing advances or to obtain financing (including refinancing and extending existing indebtedness) on acceptable terms, if at all, to finance our operations or growth strategies, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness and operate our business;

▪             any failure to comply with covenants or asset eligibility requirements under our financing arrangements; and

▪             the effects of any failure in or breach of our technology infrastructure, or those of our outsource providers, or any failure to implement changes to our information systems in a manner sufficient to comply with applicable laws, regulations and our contractual obligations.

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

Item 1. Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

 (In millions, except per share data)

	Three Months Ended
	March 31,
	2015	2014
REVENUES
Origination and other loan fees	$58	$47
Gain on loans held for sale, net	82	51
Net loan servicing income:
Loan servicing income	104	115
Change in fair value of mortgage servicing rights	(26)	(79)
Net derivative gain related to mortgage servicing rights	53	6
Net loan servicing income	131	42
Net interest expense:
Interest income	9	8
Secured interest expense	(9)	(9)
Unsecured interest expense	(17)	(29)
Net interest expense	(17)	(30)
Other income	7	1
Net revenues	261	111
EXPENSES
Salaries and related expenses	87	89
Commissions	19	15
Loan origination expenses	24	19
Foreclosure and repossession expenses	15	14
Professional and third-party service fees	42	28
Technology equipment and software expenses	10	8
Occupancy and other office expenses	12	13
Depreciation and amortization	5	6
Other operating expenses	16	12
Total expenses	230	204
Income (loss) from continuing operations before income taxes	31	(93)
Income tax expense (benefit)	8	(33)
Income (loss) from continuing operations, net of tax	23	(60)
Income from discontinued operations, net of tax	—	16
Net income (loss)	23	(44)
Less: net income (loss) attributable to noncontrolling interest	2	(2)
Net income (loss) attributable to PHH Corporation	$21	$(42)
Basic earnings (loss) per share:
From continuing operations	$0.40	$(1.01)
From discontinued operations	—	0.28
Total attributable to PHH Corporation	$0.40	$(0.73)

Diluted earnings (loss) per share:
From continuing operations	$0.34	$(1.01)
From discontinued operations	—	0.28
Total attributable to PHH Corporation	$0.34	$(0.73)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$23	$(44)
Other comprehensive income (loss), net of tax:
Change in unfunded pension liability, net	1	—
Currency translation adjustment	—	(7)
Total other comprehensive income (loss), net of tax	1	(7)
Total comprehensive income (loss)	24	(51)
Less: comprehensive income (loss) attributable to noncontrolling interest	2	(2)
Comprehensive income (loss) attributable to PHH Corporation	$22	$(49)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)

	March 31,	December 31,
	2015	2014

ASSETS
Cash and cash equivalents	$1,269	$1,259
Restricted cash	46	56
Mortgage loans held for sale	971	915
Accounts receivable, net	126	123
Servicing advances, net	680	694
Mortgage servicing rights	986	1,005
Property and equipment, net	35	36
Other assets	225	208
Total assets (1)	$4,338	$4,296

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$209	$244
Subservicing advance liabilities	357	347
Debt	1,784	1,739
Deferred taxes	259	262
Loan repurchase and indemnification liability	62	63
Other liabilities	68	70
Total liabilities (1)	2,739	2,725
Commitments and contingencies (Note 11)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized;
none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized;
49,654,752 shares issued and outstanding at March 31, 2015;
51,143,723 shares issued and outstanding at December 31, 2014	—	1
Additional paid-in capital	999	989
Retained earnings	582	566
Accumulated other comprehensive loss(2)	(10)	(11)
Total PHH Corporation stockholders’ equity	1,571	1,545
Noncontrolling interest	28	26
Total equity	1,599	1,571
Total liabilities and equity	$4,338	$4,296

See accompanying Notes to Condensed Consolidated Financial Statements.

Continued.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

(1)        The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle the obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$82	$85
Restricted cash	12	23
Mortgage loans held for sale	482	378
Accounts receivable, net	14	8
Servicing advances, net	151	155
Property and equipment, net	1	1
Other assets	9	8
Total assets	$751	$658

LIABILITIES
Accounts payable and accrued expenses	$16	$16
Debt	535	443
Other liabilities	11	11
Total liabilities	$562	$470

(2)        Includes amounts recorded related to the Company’s defined benefit pension plan, net of income tax benefits of $6 million as of both March 31, 2015 and December 31, 2014.  During both the three months ended March 31, 2015 and 2014, there were no amounts reclassified out of Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In millions, except share data)

	PHH Corporation Stockholders’ Equity
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Three Months Ended March 31, 2015
Balance at December 31, 2014	51,143,723	$1	$989	$566	$(11)	$26	$1,571
Total comprehensive income	—	—	—	21	1	2	24
Stock compensation expense	—	—	2	—	—	—	2
Stock issued under share-based payment plans	85,281	—	2	—	—	—	2
Repurchase of Common stock	(1,574,252)	(1)	5	(5)	—	—	(1)
Recognition of deferred taxes related to Convertible notes	—	—	1	—	—	—	1

Balance at March 31, 2015	49,654,752	$—	$999	$582	$(10)	$28	$1,599

Three Months Ended March 31, 2014
Balance at December 31, 2013	57,265,517	$1	$1,142	$507	$16	$24	$1,690
Total comprehensive loss	—	—	—	(42)	(7)	(2)	(51)
Stock compensation expense	—	—	3	—	—	—	3
Stock issued under share-based payment plans	113,595	—	1	—	—	—	1
Recognition of deferred taxes related to Convertible notes	—	—	1	—	—	—	1

Balance at March 31, 2014	57,379,112	$1	$1,147	$465	$9	$22	$1,644

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$23	$(44)
Adjustments to reconcile Net income (loss) to net cash (used in) provided by operating activities:
Capitalization of originated mortgage servicing rights	(20)	(25)
Net (gain) loss on mortgage servicing rights and related derivatives	(27)	73
Vehicle depreciation	—	300
Other depreciation and amortization	5	8
Origination of mortgage loans held for sale	(3,023)	(2,725)
Proceeds on sale of and payments from mortgage loans held for sale	3,011	3,003
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(70)	(33)
Deferred income tax benefit	(2)	(26)
Other adjustments and changes in other assets and liabilities, net	(16)	(60)
Net cash (used in) provided by operating activities	(119)	471
Cash flows from investing activities:
Net cash received on derivatives related to mortgage servicing rights	57	8
Proceeds on sale of mortgage servicing rights	23	4
Purchases of property and equipment	(5)	(3)
Decrease (increase) in restricted cash	10	(104)
Investment in vehicles	—	(409)
Proceeds on sale of investment vehicles	—	103
Other, net	2	6
Net cash provided by (used in) investing activities	87	(395)
Cash flows from financing activities:
Proceeds from secured borrowings	3,706	4,873
Principal payments on secured borrowings	(3,664)	(5,027)
Issuances of Common stock	2	2
Cash paid for debt issuance costs	(2)	(9)
Other, net	—	(1)
Net cash provided by (used in) financing activities	42	(162)
Effect of changes in exchange rates on Cash and cash equivalents	—	(4)
Net increase (decrease) in Cash and cash equivalents	10	(90)
Cash and cash equivalents at beginning of period	1,259	1,245
Less: Cash balance of discontinued operations at end of period	—	(123)
Cash and cash equivalents at end of period	$1,269	$1,032

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization

PHH Corporation and subsidiaries (collectively, “PHH” or the “Company”) is a leading provider of end to end mortgage solutions.  The Company operates in two business segments, Mortgage Production, which provides mortgage loan origination services and sells mortgage loans, and  Mortgage Servicing, which performs servicing activities for loans originated by PHH Mortgage and mortgage servicing rights purchased from others, and acts as a subservicer for certain clients that own the underlying mortgage servicing rights.

The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC (“PHH Home Loans”) and its subsidiaries are consolidated within the Condensed Consolidated Financial Statements and Realogy Group LLC’s ownership interest is presented as a noncontrolling interest.  Intercompany balances and transactions have been eliminated from the Condensed Consolidated Financial Statements.

Preparation of Financial Statements

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2014 Form 10-K.

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

Changes in Accounting Pronouncements

Presentation of Financial Statements.  In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  Under the new guidance, only disposals of a component of an entity that represent a major strategic shift on an entity’s operations and financial results shall be reported in discontinued operations.  The guidance also requires the presentation as discontinued operations for an

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

entity that, on acquisition, meets the criteria to be classified as held for sale.  In addition, the update expands disclosures for discontinued operations, requires new disclosures regarding disposals of an individually significant component of an entity that does not qualify for discontinued operations presentation and expands disclosures about an entity’s significant continuing involvement with a discontinued operation. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards.  The Company adopted this guidance as of January 1, 2015, and there was no impact to the Company’s financial statements or disclosures.

Transfers of Financial Assets.  In June 2014, the FASB issued limited amendments to ASC 860, “Transfers and Servicing” through the issuance of ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  The update requires entities to account for repurchase-to-maturity transactions as secured borrowings, and eliminates the accounting guidance on linked repurchase financing transactions.  In addition, the update expands disclosure requirements related to certain transfers of financial assets accounted for as financings and accounted for as sales.  The Company adopted this guidance as of January 1, 2015 and there was no impact to the Company’s financial statements.

Recently Issued Accounting Pronouncements

Consolidation.  In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.”  The update impacts an entity’s consolidation analysis of its variable interest entities, particularly those that have fee arrangements and related party relationships.  The update eliminates certain conditions for evaluating whether a fee paid to a decision maker or a service provider represents a variable interest, and places more emphasis in the evaluation of variable interests other than fee arrangements.  Additionally, the amendments reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary.  The amendments in this update are effective for the first interim and annual periods beginning after December 15, 2015 with early adoption permitted.  A reporting entity may apply this update retrospectively or by using a modified retrospective approach.  The Company is currently evaluating the impact of adopting this new standard.

Interest.  In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the Balance Sheets as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts.  The amendments in this update are to be applied retrospectively, and are effective for the first interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The Company is currently evaluating the impact of adopting this new standard.

Intangibles—Goodwill and Other—Internal-Use Software.  In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  This update clarifies whether a cloud computing arrangement should be accounted for as a software license or as a service contract by the customer, depending on the terms of the arrangement.  In addition, the guidance requires all software licenses within the scope of the internal use software subtopic to be accounted for consistent with other licenses of intangible assets.  The amendments in this update are effective for the first interim and annual periods beginning after December 15, 2015, with early adoption permitted.  An entity can elect to adopt this update either: (i) prospectively to all arrangements entered into or materially modified after the effective date; or (ii) retrospectively.  The Company is currently evaluating the impact of adopting this new standard.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Discontinued Operations

During the second quarter of 2014, the Company entered into a definitive agreement to sell its Fleet business to Element Financial Corporation and the sale was completed effective on July 1, 2014.

The results of discontinued operations for the three months ended March 31, 2014 are summarized below:

(In millions)
Net revenues	$405
Total expenses	383
Income before income taxes	22
Income tax expense	6
Income from discontinued operations, net of tax	$16

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

During 2014, the Company entered into two separate Accelerated Share Repurchase agreements to repurchase an aggregate of $200 million of PHH’s Common stock.  The final delivery of shares occurred in March 2015 and resulted in a 1,574,252 reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings or loss per share.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(In millions, except share and per share data)
Income (loss) from continuing operations, net of tax	$23	$(60)
Less: net income (loss) attributable to noncontrolling interest	2	(2)
Net income (loss) from continuing operations attributable to PHH Corporation	21	(58)
Income from discontinued operations, net of tax	—	16
Net income (loss) attributable to PHH Corporation	$21	$(42)

Weighted-average common shares outstanding — basic	51,173,223	57,543,886
Effect of potentially dilutive securities:
Share-based payment arrangements(1)	360,088	—
Conversion of debt securities	9,022,268	—
Weighted-average common shares outstanding — diluted(2)	60,555,579	57,543,886

Basic earnings (loss) per share:
From continuing operations	$0.40	$(1.01)
From discontinued operations	—	0.28
Total attributable to PHH Corporation	$0.40	$(0.73)

Diluted earnings (loss) per share:
From continuing operations	$0.34	$(1.01)
From discontinued operations	—	0.28
Total attributable to PHH Corporation	$0.34	$(0.73)

———————

(1)             Represents incremental shares from restricted stock units and stock options.

(2)             For the three months ended March 31, 2014, the Company had a net loss from continuing operations attributable to PHH Corporation and, as a result, there were no potentially dilutive securities included in the denominator for computing dilutive earnings per share.

The following table summarizes anti-dilutive securities excluded from the computation of dilutive shares:

	Three Months Ended
	March 31,
	2015	2014

Outstanding stock-based compensation awards(1)	33,973	2,367,992
Assumed conversion of debt securities	—	9,584,725

———————

(1)             For the three months ended March 31, 2015, excludes 711,704 shares that are contingently issuable for which the contingency has not been met.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Transfers and Servicing of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and the Government National Mortgage Association (collectively the “Agencies”) or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: mortgage servicing rights and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests).  During the three months ended March 31, 2015, the Company did not retain any interest from sales or securitizations other than mortgage servicing rights.  See Note 10, “Credit Risk” for a further description of recourse obligations.

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the portfolio associated with loans subserviced for others.  The total servicing portfolio was $224.2 billion and $227.3 billion, as of March 31, 2015 and December 31, 2014, respectively.  Mortgage servicing rights (“MSRs”) recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

The Company has agreements to sell a portion of its newly-created mortgage servicing rights to third parties, and will have continuing involvement as subservicer.  As of March 31, 2015, the Company had commitments to sell mortgage servicing rights related to $843 million of the unpaid principal balance of mortgage loans held for sale and interest rate lock commitments that are expected to result in closed loans and $1.2 billion of the unpaid principal balance of loans in the capitalized servicing portfolio.  As of March 31, 2015, the fair value of the MSRs subject to sale commitments and associated with the loans in the capitalized portfolio was $14 million.

The activity in the loan servicing portfolio associated with capitalized mortgage servicing rights consisted of:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Balance, beginning of period	$112,686	$129,145
Additions	1,913	2,266
Payoffs and curtailments	(4,579)	(4,129)
Sales	(1,228)	(124)
Balance, end of period	$108,792	$127,158

The activity in capitalized MSRs consisted of:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Balance, beginning of period	$1,005	$1,279
Additions	20	25
Sales	(13)	(1)
Changes in fair value due to:
Realization of expected cash flows	(38)	(34)
Changes in market inputs or assumptions used in the valuation model	12	(45)
Balance, end of period	$986	$1,224

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Servicing fees from capitalized portfolio	$79	$92
Late fees	4	5
Other ancillary servicing revenue	7	8

As of March 31, 2015 and December 31, 2014, the MSRs had a weighted-average life of 6.2 years and 5.7 years, respectively. See Note 12, “Fair Value Measurements” for additional information regarding the valuation of MSRs.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Proceeds from new loan sales or securitizations	$1,975	$2,336
Servicing fees from capitalized portfolio(1)	79	92
Purchases of delinquent or foreclosed loans (2)	(3)	(17)
Servicing advances (3)	(574)	(522)
Repayment of servicing advances (3)	587	523

(1)	Excludes late fees and other ancillary servicing revenue.
(2)	Excludes indemnification payments to investors and insurers of the related mortgage loans.
(3)

Outstanding servicing advance receivables are presented in Servicing advances, net in the Condensed Consolidated Balance Sheets, except for advances related to loans in foreclosure or real estate owned, which are included in Other assets.

During the three months ended March 31, 2015 and 2014, pre-tax gains of $63 million and $72 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Condensed Consolidated Statements of Operations.

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

The following table summarizes the gross notional amount of derivatives:

	March 31,	December 31,
	2015	2014
	(In millions)
Interest rate lock commitments	$2,106	$1,185
Forward delivery commitments	5,062	3,893
Option contracts	240	213
MSR-related agreements	2,846	4,013

The following tables present the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	March 31, 2015

	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$5	$(5)	$—	$—
MSR-related agreements	76	(4)	(70)	2
Derivative assets subject to netting	81	(9)	(70)	2
Not subject to master netting arrangements:
Interest rate lock commitments	38	—	—	38
Forward delivery commitments	2	—	—	2
Derivative assets not subject to netting	40	—	—	40
Total derivative assets	$121	$(9)	$(70)	$42

	Gross Liabilities	Offsetting Receivables	Cash Collateral Paid	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$13	$(9)	$(1)	$3
Not subject to master netting arrangements:
Forward delivery commitments	5	—	—	5
Total derivative liabilities	$18	$(9)	$(1)	$8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014

	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$—	$—
MSR-related agreements	66	(2)	(56)	8
Derivative assets subject to netting	68	(4)	(56)	8
Not subject to master netting arrangements:
Interest rate lock commitments	22	—	—	22
Forward delivery commitments	3	—	—	3
Derivative assets not subject to netting	25	—	—	25
Total derivative assets	$93	$(4)	$(56)	$33

	Gross Liabilities	Offsetting Receivables	Cash Collateral Paid	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$9	$(4)	$(3)	$2
Not subject to master netting arrangements:
Forward delivery commitments	5	—	—	5
Total derivative liabilities	$14	$(4)	$(3)	$7

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Gain on loans held for sale, net:
Interest rate lock commitments	$81	$74
Forward delivery commitments	(17)	(20)
Option contracts	—	(1)
Net derivative gain related to mortgage servicing rights:
MSR-related agreements	53	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Other Assets

Other assets consisted of:

	March 31,	December 31,
	2015	2014
	(In millions)
Repurchase eligible loans(1)	$49	$53
Derivatives	42	33
Equity method investments	33	34
Mortgage loans in foreclosure, net	32	32
Real estate owned, net	20	21
Deferred financing costs	18	19
Income taxes receivable	15	2
Other	16	14
Total	$225	$208

______________

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

7.  Other Liabilities

Other liabilities consisted of:

	March 31,	December 31,
	2015	2014
	(In millions)
Litigation and regulatory reserves (Note 11)	$28	$29
Pension and other post employment benefits liability	11	11
Liability for income tax contingencies	8	9
Derivatives	8	7
Other	13	14
Total	$68	$70

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

				December 31,
	March 31, 2015			2014
		Interest	Available
	Balance	Rate(1)	Capacity(2)	Balance
	(In millions)
Committed warehouse facilities	$853	2.2%	$1,222	$800
Uncommitted warehouse facilities	—	—	2,500	—
Servicing advance facility	97	2.7%	58	108

Convertible notes due in 2017(3)	219	6.0%	n/a	216
Term notes due in 2019	275	7.375%	n/a	275
Term notes due in 2021	340	6.375%	n/a	340
Unsecured debt	834			831
Total	$1,784			$1,739

______________

(1)              Interest rate shown represents the stated interest rate of outstanding borrowings, which may differ from the effective rate due to the amortization of premiums, discounts and issuance costs.  Warehouse facilities and the servicing advance facility are variable-rate.  Rate shown for warehouse facilities represents the weighted-average rate of current outstanding borrowings.

(2)              Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements, including asset-eligibility requirements.

(3)              Balance is net of unamortized discount of $26 million and $29 million as of March 31, 2015 and December 31, 2014, respectively. The effective interest rate of the Convertible notes due 2017 is 13%, which includes the accretion of the discount and issuance costs.

Assets held as collateral that are not available to pay the Company’s general obligations as of March 31, 2015 consisted of:

		Servicing
	Warehouse	Advance
	Facilities	Facility
	(In millions)
Restricted cash	$6	$9
Servicing advances	—	151
Mortgage loans held for sale (unpaid principal balance)	900	—
Total	$906	$160

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of March 31, 2015:

		Servicing
	Warehouse	Advance	Unsecured
	Facilities	Facility(1)	Debt(2)	Total
	(In millions)
Within one year	$853	$76	$—	$929
Between one and two years	—	21	—	21
Between two and three years	—	—	245	245
Between three and four years	—	—	—	—
Between four and five years	—	—	275	275
Thereafter	—	—	340	340
	$853	$97	$860	$1,810

_____________

(1)              Maturities of the servicing advance facility represent estimated payments based on the expected cash inflows of the receivables.

(2)              Maturity of convertible notes is presented based on the contractual maturity date.  Those notes are currently eligible for conversion, and if presented for conversion, the principal portion of the notes would be due in cash and the conversion premium may be settled at the Company’s election in cash, shares or a combination of cash and shares.

See Note 12, “Fair Value Measurements,” for the measurement of the fair value of Debt.

Mortgage Warehouse Facilities

In the first quarter of 2015, the committed mortgage repurchase facility with Wells Fargo Bank was extended to April 1, 2016, and the committed capacity was increased by $100 million to $450 million.

Servicing Advance Facility

In February 2015, the Company received an extension of the revolving period of the servicing advance facility, through May 29, 2015, with a final maturity date of June 15, 2017.  Upon expiration of the revolving period, the notes enter a repayment period, whereby the noteholders’ commitment to fund new advances (through the purchase of additional notes) expires and the outstanding balance is required to be repaid by the Company through advance collections or additional payments, on or before final maturity.

Unsecured Debt

Convertible Notes due in 2017.  As of March 31, 2015, the if-converted value exceeded the principal amount of the notes by $218 million, and the notes met the requirements for conversion.  Upon conversion, the principal amount of the converted notes is payable in cash and, to settle amounts due if the conversion value exceeds the principal of the converted notes, the Company will pay or deliver (at its election): (i) cash; (ii) shares of the Company’s Common stock; or (iii) a combination of cash and shares of the Company’s Common stock.

As discussed further in Note 15, Subsequent Events, in May 2015 the Company commenced an exchange offer for the 2017 Convertible Notes.

Debt Covenants

There were no significant amendments to the terms of debt covenants during the three months ended March 31, 2015.  As of March 31, 2015, the Company was in compliance with all financial covenants related to its debt arrangements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   Income Taxes

For the three months ended March 31, 2015, interim income tax expense was recorded by applying a projected full-year effective income tax rate to the quarterly Income from continuing operations before income taxes for results that are deemed to be reliably estimable. Certain results dependent on fair value adjustments of the Company are considered not to be reliably estimable, and therefore, discrete year-to-date income tax provisions are recorded on those results.

For the three months ended March 31, 2014, interim income tax benefit was recorded using the discrete effective tax rate method.  Management believed the use of the discrete method for this period was more appropriate than applying the full-year effective tax rate method since the full-year effective tax rate method would not be considered reliable due to the sensitivity to small changes to forecasted annual pre-tax results.  Under the discrete method, the Company determines the tax provision based upon actual results as if the interim period were a full-year period.

The following table and discussion summarizes items that significantly impacted Income tax expense or benefit from continuing operations and increased (decreased) the effective tax rate:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
State and local income taxes, net of federal tax benefits	$1	$(3)
Noncontrolling interest	(1)	1

State and local income taxes, net of federal tax benefits. Represents the impact to the effective tax rate from the pre-tax income or loss as well as the mix of income or loss from the operations by entity and state income tax jurisdiction.  The effective state tax rate for the three months ended March 31, 2015 was lower compared to the three months ended March 31, 2014.

Noncontrolling interest. Represents the impact to the effective tax rate from Realogy Group LLC’s portion of income taxes related to the income or loss attributable to PHH Home Loans.  The impact is driven by PHH Home Loans’ election to report as a partnership for federal and state income tax purposes, whereby, the tax expense is reported by the individual LLC members.  Accordingly, the Company’s Income tax expense or benefit includes only its proportionate share of the income tax related to the income or loss generated by PHH Home Loans.

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

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized mortgage servicing rights as well as loans subserviced for others:

	March 31,	December 31,
	2015	2014
	(In millions)
Loan Servicing Portfolio Composition
Owned	$111,260	$113,849
Subserviced	112,934	113,423
Total	$224,194	$227,272
Conventional loans	$195,870	$195,184
Government loans	24,030	27,720
Home equity lines of credit	4,294	4,368
Total	$224,194	$227,272
Weighted-average interest rate	3.9%	3.9%

	March 31, 2015		December 31, 2014
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance

Portfolio Delinquency(1)
30 days	1.89%	1.40%	2.43%	1.75%
60 days	0.40	0.29	0.58	0.41
90 or more days	0.92	0.68	1.13	0.85
Total	3.21%	2.37%	4.14%	3.01%
Foreclosure/real estate owned(2)	2.13%	1.94%	2.22%	2.04%

______________

(1)              Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)              As of March 31, 2015 and December 31, 2014, the total servicing portfolio included 20,059 and 21,456 of loans in foreclosure with an unpaid principal balance of $3.9 billion and $4.1 billion, respectively.

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

A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Balance, beginning of period	$93	$142
Realized losses	(5)	(24)
Increase in reserves due to:
Changes in assumptions	2	—
New loan sales	2	2
Balance, end of period	$92	$120

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of March 31, 2015, $177 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 12% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of March 31, 2015 and December 31, 2014, liabilities for probable losses related to repurchase and indemnification obligations of $62 million and $63 million, respectively, are presented in the Condensed Consolidated Balance Sheets.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of March 31, 2015, the estimated amount of reasonably possible losses in excess of the recorded liability was $20 million which relates to the Company’s estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on an expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.  The Company’s estimate of reasonably possible losses does not represent probable losses and does not include an estimate for any losses related to loans from origination years where the Agencies have substantially completed or resolved their file reviews or related to loans with defects that were excluded from the resolution agreement entered into with Fannie Mae during the fourth quarter of 2014.  Excluded defects include, but are not limited to, loans with certain title defects or with violations of law.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans in Foreclosure and Real Estate Owned

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
	2015	2014
	(In millions)
Mortgage loans in foreclosure and related advances	$46	$46
Allowance for probable foreclosure losses	(14)	(14)
Mortgage loans in foreclosure, net	$32	$32
Real estate owned and related advances	$36	$37
Adjustment to value for real estate owned	(16)	(16)
Real estate owned, net	$20	$21

11.  Commitments and Contingencies

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

Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible losses cannot be estimated for all matters.  For matters where the Company can estimate the range, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $20 million as of March 31, 2015.

As of March 31, 2015, the Company’s recorded reserves associated with legal and regulatory contingencies were $28 million and are presented in Other liabilities in the Condensed Consolidated Balance Sheets.  There can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves.  As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

The following are descriptions of the Company’s significant legal and regulatory matters, which may involve loss contingencies.

MMC Examination. The Company has undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators (the “MMC”) and such regulators have alleged various violations of federal and state laws related to the Company’s mortgage servicing practices prior to July 2011.  In October 2014, the Company met with the MMC, along with representatives of certain state Attorneys General and the Bureau of Consumer Financial Protection (the “CFPB”), to formally review the MMC’s examination findings and the Company’s response.  In order to resolve the findings and in exchange for a release of certain enforcement actions, the MMC has proposed that the Company enter into a Settlement Agreement and Consent Order that includes adoption of national servicing standards, payments to certain borrowers nationwide whose loans went into foreclosure during a stated period of time, other consumer relief and administrative penalties.  While the Company continues to believe it has meritorious

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

defenses to the findings, the Company has indicated its willingness to adopt the servicing standards set out in the MMC’s proposal with certain caveats and continues discussions on other aspects of the proposal.

The Company has not yet been informed of the amount of payments sought for relief or penalties under the proposed agreement with the MMC and there can be no assurance that a settlement will be reached.  The Company has recorded an estimate for the probable losses in connection with the matter as of March 31, 2015.  There can be no assurance that the ultimate resolution of this matter will not result in losses in excess of the Company’s recorded reserves, and any such losses could be material to the Company’s results of operations, cash flows or financial position.

In the first quarter of 2015, we were notified by the New York Department of Financial Services that it intends to propose that the Company enter into a settlement agreement and/or consent order to close out pending examination report findings, including New York findings stemming from the MMC examination.  While the Company believes it has meritorious explanations and defenses to the findings and has provided or is in the process of providing responses to these findings, the proposed settlement agreement and/or consent order may include fines and penalties, and there can be no assurance that the ultimate resolution of this matter will not result in losses which could be material to the Company’s results of operations, cash flows or financial position.

CFPB Enforcement Action.  In January 2014, the CFPB initiated an administrative proceeding alleging that the Company’s reinsurance activities, including its mortgage insurance premium ceding practices, have violated certain provisions of the Real Estate Settlement Procedures Act (“RESPA”) and other laws enforced by the CFPB.  Through its reinsurance subsidiaries, the Company assumed risk in exchange for premiums ceded from primary mortgage insurance companies.  The Company did not provide reinsurance on loans originated after 2009.  The Company believes that it has complied with RESPA and other laws applicable to its former mortgage reinsurance activities, and is continuing to vigorously defend against the CFPB’s allegations.

In November 2014, the Company received a recommended decision from the administrative law judge for the payment of $6.4 million to the CFPB.  The Company and the CFPB’s enforcement counsel have both appealed the recommended decision to the director of the CFPB.  As of March 31, 2015, the Company has recorded an estimate for the probable losses in connection with the matter.  There can be no assurance that the ultimate resolution of this matter will not result in losses in excess of the Company’s recorded reserves.

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

Subpoenas and Investigations.  The Company has received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) and the U.S. Attorney’s Offices for the Southern and Eastern Districts of New York. The HUD subpoenas request production of certain documents related to, among other things, the Company’s origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”).  The U.S. Attorney’s Offices subpoenas requested production of certain documents related to, among other things, foreclosure expenses that we incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac and loans sold pursuant to programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. There can be no assurance that claims or litigation will not arise from this inquiry, or that fines, penalties or increased legal costs will not be incurred in connection with this matter.

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

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of March 31, 2015 or December 31, 2014.

Recurring Fair Value Measurements

The following summarizes the fair value hierarchy for instruments measured at fair value on a recurring basis:

	March 31, 2015
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$930	$41	$—	$971
Mortgage servicing rights	—	—	986	—	986
Other assets—Derivative assets:
Interest rate lock commitments	—	—	38	—	38
Forward delivery commitments	—	7	—	(5)	2
MSR-related agreements	—	76	—	(74)	2
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$18	$—	$(10)	$8

	December 31, 2014
				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$873	$42	$—	$915
Mortgage servicing rights	—	—	1,005	—	1,005
Other assets—Derivative assets:
Interest rate lock commitments	—	—	22	—	22
Forward delivery commitments	—	5	—	(2)	3
MSR-related agreements	—	66	—	(58)	8
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$14	$—	$(7)	$7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant inputs to the measurement of fair value and further information on the assets and liabilities measured at fair value are as follows:

Mortgage Loans Held for Sale (“MLHS”).  The following table reflects the difference between the carrying amounts of MLHS measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	March 31, 2015		December 31, 2014
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$971	$10	$915	$13
Aggregate unpaid principal balance	957	13	903	17
Difference	$14	$(3)	$12	$(4)

The following table summarizes the components of mortgage loans held for sale:

	March 31,	December 31,
	2015	2014
	(In millions)
First mortgages:
Conforming	$825	$761
Non-conforming	104	111
Total first mortgages	929	872
Second lien	4	5
Scratch and Dent	37	37
Other	1	1
Total	$971	$915

Mortgage Servicing Rights.  The following tables summarize certain information regarding the initial and ending capitalization rate of MSRs:

	Three Months Ended
	March 31,
	2015	2014
Initial capitalization rate of additions to MSRs	1.06%	1.08%

	March 31,	December 31,
	2015	2014
Capitalization servicing rate	0.91%	0.89%
Capitalization servicing multiple	3.2	3.1
Weighted-average servicing fee (in basis points)	29	29

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	March 31,	December 31,
	2015	2014
Weighted-average prepayment speed (CPR)	9.8%	11.5%
Option adjusted spread, in basis points (OAS)	979	865
Weighted-average delinquency rate	4.2%	5.0%

In the first quarter of 2015, the Company integrated an updated prepayment model used in the valuation of MSRs which is more closely aligned with the slower actual prepayment speeds of the capitalized servicing portfolio and made further updates to the cash flow model based on a market data calibration.  During the three months ended March 31, 2015, these updates to the valuation model resulted in a $46 million positive change in fair value of MSRs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	March 31, 2015
	Weighted-		Weighted-
	Average	Option	Average
	Prepayment	Adjusted	Delinquency
	Speed	Spread	Rate
	(In millions)
Impact on fair value of 10% adverse change	$(40)	$(46)	$(20)
Impact on fair value of 20% adverse change	(77)	(89)	(40)

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

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  The average pullthrough percentage used in measuring the fair value of interest rate lock commitments as of March 31, 2015 and December 31, 2014 was 73% and 74%, respectively. The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

Level Three Measurements

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
			IRLCs,			IRLCs,
	MLHS	MSRs	net	MLHS	MSRs	net
	(In millions)
Balance, beginning of period	$42	$1,005	$22	$49	$1,279	$22
Realized and unrealized gains (losses)	2	(26)	81	(3)	(79)	74
Purchases	7	—	—	16	—	—
Issuances	—	20	—	1	25	—
Settlements	(6)	(13)	(65)	(13)	(1)	(76)
Transfers into Level Three	7	—	—	6	—	—
Transfers out of Level Three	(11)	—	—	(7)	—	—
Balance, end of period	$41	$986	$38	$49	$1,224	$20

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

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Gain on loans held for sale, net:
Mortgage loans held for sale	$1	$(4)
Interest rate lock commitments	81	74
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	(26)	(79)
Interest income:
Mortgage loans held for sale	1	1

Unrealized gains (losses) included in the Condensed Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Gain on loans held for sale, net	$36	$16
Change in fair value of mortgage servicing rights	12	(45)

Fair Value of Other Financial Instruments

As of March 31, 2015 and December 31, 2014, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Total PHH Corporation stockholders’ equity. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents, Restricted cash and Servicing advance receivables, the carrying value approximates fair value due to the short-term nature of such instruments.

Debt.  As of March 31, 2015 and December 31, 2014, the total fair value of Debt was $2.1 billion and $2.0 billion, respectively, and is measured using Level Two inputs. As of March 31, 2015, the fair value of Level Two Debt was estimated using the following valuation techniques: (i) $1.1 billion was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; and (ii) $1.0 billion was measured using observable spreads and terms for recent pricing of similar instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Variable Interest Entities

Assets and liabilities of significant variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2015		December 31, 2014
		Servicing		Servicing
		Advance		Advance
	PHH Home	Receivables	PHH Home	Receivables
	Loans	Trust	Loans	Trust
	(In millions)
ASSETS
Cash	$79	$—	$82	$—
Restricted cash	3	9	3	20
Mortgage loans held for sale	482	—	378	—
Accounts receivable, net	14	—	8	—
Servicing advances, net	—	151	—	155
Property and equipment, net	1	—	1	—
Other assets	9	—	8	—
Total assets	$588	$160	$480	$175
Assets held as collateral	$459	$160	$353	$175
LIABILITIES
Accounts payable and accrued expenses	$16	$—	$16	$—
Debt	438	97	335	108
Other liabilities	10	—	10	—
Total liabilities(1)	$464	$97	$361	$108

———————

(1)              Excludes intercompany payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Segment Information

Operations are conducted through the following two reportable segments:

  Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

  Mortgage Servicing — performs servicing activities for loans originated by PHH Mortgage and mortgage servicing rights purchased from others, and acts as a subservicer for certain clients that own the underlying mortgage servicing rights.

The Company’s continuing operations are located in the U.S. The results of the Fleet business have been excluded from continuing operations and segment results for all periods presented.  See Note 2, “Discontinued Operations” for additional information.

The heading Other includes expenses that are not allocated back to the two reportable segments and, for 2014, also includes certain general corporate overhead expenses that were previously allocated to the Fleet business.  Management evaluates the operating results of each of the reportable segments based upon Net revenues and Segment profit or loss, which is presented as the Income or loss from continuing operations before income tax expense or benefit and after Net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy Group LLC’s noncontrolling interest in the profit or loss of PHH Home Loans.

Segment results were as follows:

	Net Revenues		Segment Profit (Loss) (1)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(In millions)
Mortgage Production segment	$137	$82	$(19)	$(60)
Mortgage Servicing segment	121	29	57	(29)
Other	3	—	(9)	(2)
Total	$261	$111	$29	$(91)

———————

(1)              The following is a reconciliation of Income or loss from continuing operations before income taxes to Segment profit or loss:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Income (loss) from continuing operations before income taxes	$31	$(93)
Less: net income (loss) attributable to noncontrolling interest	2	(2)
Segment profit (loss)	$29	$(91)

15.  Subsequent Events

On May 6, 2015, the Company commenced an offer to exchange the $245 million outstanding aggregate principal amount of its 6.0% Convertible notes due 2017 plus accrued and unpaid interest for cash and a number of shares of the Company’s Common stock for the conversion value in excess of principal.

The number of shares of Common stock to be issued in connection with the exchange will be determined based on the Company’s volume adjusted weighted-average stock price (VWAP) over the exchange period.  The exchange offer will expire on June 15, 2015, unless it is extended or earlier terminated by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Cautionary Note Regarding Forward-Looking Statements and our Condensed Consolidated Financial Statements included in this Form 10-Q and Part I—Item 1. Business, Part I—Item 1A. Risk Factors, Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements included in our 2014 Form 10-K.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in sections as follows:

▪            Overview

▪            Results of Operations

▪            Risk Management

▪            Liquidity and Capital Resources

▪            Critical Accounting Policies and Estimates

▪            Recently Issued Accounting Pronouncements

OVERVIEW

We are a leading outsource provider of mortgage services. We conduct our business through two reportable segments: Mortgage Production and Mortgage Servicing. Our Mortgage Production segment originates, purchases and sells mortgage loans through our wholly-owned subsidiary PHH Mortgage Corporation. Our Mortgage Servicing segment services mortgage loans originated by PHH Mortgage and mortgage servicing rights purchased from others, and acts as a subservicer for certain clients that own the underlying mortgage servicing rights.

As a result of the sale of our Fleet business, which closed effective on July 1, 2014, Fleet Management Services is no longer a reportable segment, and the results and operations of the Fleet business and transaction-related amounts are included within Income from discontinued operations, net of tax for all periods presented.  See further discussion in “—Results of Operations—Discontinued Operations”.

Executive Summary

We are continuing to execute our operating and capital strategies, including utilizing our excess cash by re-engineering the company as a stand-alone mortgage business and growing the business, and we expect to return additional capital to shareholders, as discussed below.

Capital Structure Actions

In March 2015, at the completion of the $200 million accelerated share repurchase programs we retired an additional 1.574 million of our common shares, bringing the total number of shares retired in these programs to 8.537 million.  In addition to these share repurchase programs, our Board of Directors has authorized up to $250 million in open market purchases of our Common stock through March 31, 2016.

In May 2015, we announced the commencement of an exchange offer for any and all of our Convertible notes due 2017. We have elected to initiate this exchange offer prior to commencing any open market share repurchases; however, we intend to commence the open market purchase program as soon as legally permitted following the completion of the exchange offer, subject to market and business conditions, the trading price of our Common stock and the nature of other investment opportunities.  Although a successful exchange offer may result in unsecured debt levels below our targets, we believe the transaction is accretive to shareholders and provides a reasonable return on invested cash given our current and projected liquidity needs.

Re-Engineering

We remain focused on our efforts to re-engineer our operations and support infrastructure for a stand-alone mortgage business in a lower volume, home purchase driven mortgage market.  If we achieve our private label contract negotiation objectives and expense reduction efforts, we would expect to generate a total of $225 million in annualized operating benefits.  In total, we expect to spend $200 million in one-time costs associated with re-engineering, including $10 million of expenses that were spent in the first quarter of 2015.

Expense Reduction.  We expect to generate up to $175 million in annualized operating benefits from expense reduction actions focused on our organizational structure redesign, facilities management, implementing process improvements in both origination and servicing operations and consolidating our vendor relationships.  During the first quarter of 2015, we have realized $11 million in operating benefits as a result of these initiatives as compared to our results in the first quarter of 2014.  We expect to continue to realize the operating benefits from our organizational re-design in the second quarter of 2015 while the benefits from our other re-engineering actions are expected to occur in late 2015 through 2016.

Private Label Contracts.  We continue to make progress on our private label contract negotiations with our largest clients.  Our objectives of these negotiations include addressing pricing economics, appropriate risk sharing, and more balanced terms and conditions, and may encompass a number of additional elements that may change our private label operating model.

Through the date of this filing, we have signed agreements that achieve our target objectives with clients representing approximately 50% of our total 2014 private label closing volume.  During the first quarter of 2015 we have realized $1 million in operating benefits from these amendments compared to the results in the first quarter of 2014.  For clients representing approximately 30% of our total 2014 private label closing volume, we believe that we are in the late stages of the renegotiation process, and we should complete those negotiations to achieve our target economic objectives by June 30, 2015.  We remain highly engaged with the clients that comprise the remaining 20% of our total 2014 private label closing volume, and we continue to work diligently with them to conclude these negotiations as soon as possible.  We expect to continue to see the operating benefits from the signed agreements representing 50% of our 2014 private label closing volume in the second quarter of 2015, while the operating benefits from the late stage renegotiations for clients representing 30% of our 2014 private label closing volume are expected to be realized in the fourth quarter of 2015, assuming the negotiations are completed by June 30, 2015.

We remain cautiously optimistic that these contracts can be structured or renewed on mutually beneficial terms; however, we can make no assurances that our private label clients will ultimately agree to amend their contracts prior to their expiration or renewal.  For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Company— The profitability of our Mortgage Production segment has been adversely affected by the increased mix of fee-based closings originated under our existing private label client contracts.  We are currently evaluating a number of alternatives to restructure these contracts to improve the economics of the underlying contractual relationships; however, there can be no assurances that we will be successful in these efforts.” in our 2014 Form 10-K.

Growth Initiatives

We intend to invest up to $150 million in select growth opportunities throughout the balance of 2015 and 2016 to enhance scale and profitability and diversify our revenue streams.  We believe these opportunities could generate up to $175 million in annualized operating benefits.

In our production business, we will be focused on expanding our target market within the existing private label client base, but the timing of this effort may be impacted by the results of our ongoing contract negotiations.  In addition, we will focus on growing our origination volume through outsourcing opportunities with regional and community banks.  We believe that we can grow our share in the home purchase market through improved capture rates and additional investments in the real estate channel.  We will evaluate selective inorganic growth investments to leverage our fixed-cost support infrastructure to expand our retail mortgage market presence in a home purchase market.

In our servicing business, we are focusing on improving profitability and scale by pursuing growth in both owned servicing and subservicing, and by managing controllable foreclosure and delinquent servicing costs in our owned portfolio.  While we continue to pursue a long term strategy of being a more capital light, fee-based business, in the near term we may take actions to proactively manage our owned portfolio composition to reduce delinquent servicing expenses and invest our cash in income producing assets. Such actions may include evaluating the need to sell, retain or acquire servicing rights with specific characteristics.

For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Company— We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, including our initiatives to re-engineer and grow our mortgage business.” and “—Risks Related to Our Common Stock—Our share repurchase programs may affect the market for our Common stock, including affecting our share price or increasing share price volatility.” in our 2014 Form 10-K.

Legal and Regulatory Environment

Consistent with other companies in the mortgage industry, we have experienced inquiries, examinations and requests for information from regulators and attorneys general of certain states as well as various government agencies.

In the first quarter of 2015, we were notified by the New York Department of Financial Services that it intends to propose that we enter into a settlement agreement and/or consent order to close out pending examination report findings, including New York findings stemming from the MMC examination.  While we believe we have meritorious explanations and defenses to the findings and has provided or is in the process of providing responses to these findings, the proposed settlement agreement and/or consent order may include fines and penalties, and there can be no assurance that the ultimate resolution of this matter will not result in losses which could be material to our results of operations, cash flows or financial position.

In addition, we are monitoring a number of developments in regulations that are expected to impact our business, and there has been a heightened focus of regulators on mortgage industry activities and practices. We are devoting substantial resources towards assessing and reacting to developments, implementing new rules and responding to inquiries, examinations, and proceedings, while meeting the needs and expectations of our clients and customers.

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

For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Company—Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. In addition, we are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, and increased costs that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation.” in our 2014 Form 10-K and Note 11, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Continuing Operations

The following table presents our consolidated results of operations from continuing operations and segment profit or loss for our reportable segments:

	Three Months Ended
	March 31,
	2015	2014
	(In millions, except per share data)
Origination and other loan fees	$58	$47
Gain on loans held for sale, net	82	51
Net loan servicing income	131	42
Net interest expense	(17)	(30)
Other income	7	1
Net revenues	261	111
Total expenses	230	204
Income (loss) from continuing operations before income taxes	31	(93)
Income tax expense (benefit)	8	(33)
Income (loss) from continuing operations, net of tax	23	(60)
Less: net income (loss) attributable to noncontrolling interest	2	(2)
Net income (loss) from continuing operations attributable to PHH Corporation	$21	$(58)
Earnings (loss) per share from continuing operations:
Basic	$0.40	$(1.01)
Diluted	$0.34	$(1.01)

Segment (Loss) Profit:(1)
Mortgage Production segment	$(19)	$(60)
Mortgage Servicing segment	57	(29)
Other(2)	(9)	(2)

(1)                 Segment (loss) profit is described in Note 14, “Segment Information”, in the accompanying Notes to Condensed Consolidated Financial Statements.

(2)                   Includes expenses that are not allocated back to our reportable segments and, for the first quarter of 2014, also includes certain general corporate overhead expenses that were previously allocated to the Fleet business.

Our business has experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to changes in interest rates and the real estate markets, which affects our loan origination volumes, valuation of our mortgage servicing rights and repurchase and foreclosure-related charges.  See “—Risk Management” in this Form 10-Q for additional information regarding our interest rate and market risks.

Our financial results from continuing operations for the first quarter of 2015 reflect a decline in interest rates, an increase in industry refinance volume and certain operating benefits of our re-engineering efforts.  For the remainder of 2015, we will continue to execute on our strategy to re-engineer our operations and support infrastructure for a stand-alone mortgage business and evaluate select growth opportunities as discussed further under “—Mortgage Re-Engineering” and “—Growth Initiatives” in the Overview section.

Production. Net revenues improved by $55 million, or 67%, compared to the prior year quarter reflecting a 27% increase in total closings, a 22% increase in IRLCs and a 24 basis point, or 8%, increase in average total loan margins.  The increase in total closings was primarily driven by a 46% increase in refinance closings related to the decline in interest rates during the first quarter of 2015.

While application volume and loan margins improved during the first quarter of 2015 as a result of the short-term drop in mortgage rates, we still expect a highly challenging mortgage industry environment to continue throughout

2015 and our Mortgage Production segment will likely continue to be unprofitable and cash consumptive for the second quarter of 2015.

Servicing.  Net revenues improved by $92 million compared to the prior year quarter reflecting changes in the valuation of our mortgage servicing rights and related derivatives.  During the first quarter of 2015, we recorded favorable changes in value of $27 million, which included $53 million of net gains on MSR derivatives, compared to total unfavorable changes in value of $73 million during the first quarter of 2014.  The $12 million positive Market-related fair value adjustments during the first quarter of 2015 included $46 million of favorable adjustments associated with updates to our prepayment model and market data calibration that were partially offset by the impact from a decline in the modeled mortgage rate and a flattening of the yield curve.

Other.  Total expenses increased by $22 million, or 67%, compared to the prior year quarter reflecting a $15 million increase in Professional and third-party service fees primarily related to continuing actions to separate our information technology systems from the Fleet business, the modernization and security of our information technology systems, implementing new compliance requirements in our origination business and providing services under the transition services agreement.

Income Tax Provision or Benefit.  The results of operations for reportable segments are reported on a pre-tax basis and are discussed in more detail in the following sections.  For the three months ended March 31, 2015, we recorded our interim tax provision from continuing operations by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable.  Certain results dependent on fair value adjustments are considered to not be reliably estimable, and therefore we record discrete year-to-date income tax provisions on those results.

For the three months ended March 31, 2014, interim income tax benefit was recorded using the discrete effective tax rate method.  Management believes the use of the discrete method for this period was more appropriate than applying the full-year effective tax rate method since the full-year effective tax rate method would not be considered reliable due to the sensitivity to small changes to forecasted annual pre-tax results.  Under the discrete method, the Company determines the tax provision based upon actual results as if the interim period were a full-year period.

Our effective income tax rate for the three months ended March 31, 2015 and 2014 was 26.2% and (35.6)%, respectively.  The effective income tax rate for the three months ended March 31, 2015 included tax benefits related to the impacts from changes in income tax contingencies, state tax rate changes and income attributable to noncontrolling interest for which no taxes are provided.  See Note 9, “Income Taxes” in the accompanying Notes to Condensed Consolidated Financial Statements for further information.

Discontinued Operations

During 2014, we entered into a Stock Purchase Agreement to sell all of the issued and outstanding equity interests of our Fleet business, and the transaction was completed effective on July 1, 2014.  As a result of the sale of the Fleet business, Fleet Management Services is no longer a reportable segment, and the results of the Fleet business and transaction-related amounts are included within Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and have been excluded from continuing operations and segment results for all periods presented.

The results of discontinued operations for the three months ended March 31, 2014 are summarized below:

(In millions, except per share data)

Net revenues	$405
Total expenses	383
Income before income taxes	22
Income tax expense	6
Income from discontinued operations, net of tax	$16

Earnings per share from discontinued operations:
Basic	$0.28
Diluted	$0.28

Mortgage Production Segment

Throughout 2014, the origination environment reflected a lower volume, home purchase driven mortgage market; however, during the first quarter of 2015, the industry experienced a short-term decrease in interest rates that led to a brief increase in refinance application volume and loan margins.  According to Fannie Mae’s April 2015 Economic and Housing Outlook, refinance closings represented 59% of total industry originations during the first quarter of 2015, a sharp increase from 43% in the fourth quarter of 2014.  Consistent with the industry trend, our refinance closings during the first quarter of 2015 increased to 59% of our total closings, compared to 49% during the fourth quarter of 2014.  While interest rates declined to a level that generated refinance incentive to borrowers, Fannie Mae’s April 2015 Economic and Housing Outlook, is projecting that industry refinance closings will slow to 41% of industry closings for the remainder of 2015.

A variety of factors could impact the industry, including but not limited to, an increasingly complex regulatory compliance environment, changes to mortgage-backed security programs and the continued curtailment of mortgage-backed securities purchased by the Federal Reserve.  Mortgage lenders are also preparing for significant changes to origination and settlement forms required for compliance with the Integrated Mortgage Disclosure Rule under the Real Estate Settlement Procedures Act and Truth in Lending Act which becomes effective on August 1, 2015.  The implementation of changes to these forms will require significant modifications and enhancements to mortgage production processes and systems by the effective date.  We have dedicated significant resources towards ensuring compliance with this rule and are currently working towards implementing the required changes to our technology and origination processes.

See also “Part I—Item 1A. Risk Factors—Risks Related to Our Company—Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. In addition, we are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, and increased costs that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation.” in our 2014 Form 10-K for more information.

The profitability of our private label contracts has continued to negatively impact the results of our Mortgage Production segment.  See “Overview—Executive Summary” for a discussion of the current status of our private label contracts.

Segment Metrics:

	Three Months Ended
	March 31,
	2015	2014
	($ In millions)
Closings:
Saleable to investors	$3,102	$2,609
Fee-based	6,250	4,775
Total	$9,352	$7,384
Purchase	$3,816	$3,590
Refinance	5,536	3,794
Total	$9,352	$7,384
Retail - PLS	$7,047	$5,420
Retail - Real Estate	2,019	1,556
Total retail	9,066	6,976
Wholesale/correspondent	286	408
Total	$9,352	$7,384
Retail - PLS (units)	13,625	12,022
Retail - Real Estate (units)	7,608	6,752
Total retail (units)	21,233	18,774
Wholesale/correspondent (units)	1,307	1,663
Total (units)	22,540	20,437

Applications:
Saleable to investors	$5,368	$3,906
Fee-based	9,808	6,463
Total	$15,176	$10,369
Retail - PLS	$11,430	$7,464
Retail - Real Estate	3,142	2,370
Total retail	14,572	9,834
Wholesale/correspondent	604	535
Total	$15,176	$10,369
Retail - PLS (units)	21,926	16,134
Retail - Real Estate (units)	11,706	9,858
Total retail (units)	33,632	25,992
Wholesale/correspondent (units)	2,582	2,274
Total (units)	36,214	28,266

Other:
IRLCs expected to close	$2,135	$1,750
Total loan margin on IRLCs (in basis points)	315	291
Loans sold	$2,964	$2,923

Segment Results:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Origination and other loan fees	$58	$47
Gain on loans held for sale, net	82	51
Net interest expense:
Interest income	9	7
Secured interest expense	(6)	(7)
Unsecured interest expense	(8)	(17)
Net interest expense	(5)	(17)
Other income	2	1
Net revenues	137	82
Salaries and related expenses	55	62
Commissions	19	15
Loan origination expenses	24	19
Professional and third-party service fees	7	8
Technology equipment and software expenses	1	1
Occupancy and other office expenses	7	8
Depreciation and amortization	3	3
Other operating expenses	38	28
Total expenses	154	144
Loss before income taxes	(17)	(62)
Less: net income (loss) attributable to noncontrolling interest	2	(2)
Segment loss	$(19)	$(60)

First Quarter 2015 Compared With First Quarter 2014:  Mortgage Production segment loss was $19 million during the first quarter of 2015 compared to $60 million during the prior year quarter.  Net revenues increased to $137 million, up $55 million, or 67%, compared to the prior year quarter driven by higher volumes of refinance activity, increases in IRLCs expected to close and total loan margins and lower allocated unsecured interest expense.  Total expenses increased to $154 million, up $10 million, or 7%, compared with the first quarter of 2014 primarily driven by an increase in Corporate overhead allocation and increases in Commissions and Loan origination expenses resulting from higher closing volume.

Net revenues.  Origination and other loan fees increased to $58 million, up $11 million, or 23%, compared to the prior year quarter.  PLS closing units were up 13% compared with the first quarter of 2014 which resulted in a $7 million increase in origination assistance fees.  Total retail closing units were also up 13% compared to the prior year quarter which contributed to a $5 million increase in appraisal income, application fees and other underwriting fees.

Gain on loans held for sale, net increased by $31 million, or 61% compared to the prior year quarter.  Interest rates declined during the first quarter of 2015 which led to an increase in application volume and refinance closings.  The $23 million increase in gain on loans compared to the prior year quarter was primarily driven by a 22% increase in IRLCs expected to close and a 24 basis points increase in average total loan margins.  In addition, the change in fair value of Scratch and Dent and certain non-conforming mortgage loans was not significant during the first quarter of 2015, compared to a $7 million unfavorable impact in the prior year quarter that was primarily driven by repurchase activity.

Allocated unsecured interest expense decreased to $8 million, down $9 million, or 53%, compared to the prior year quarter driven by the impact of our actions related to our capital strategy to reduce our corporate unsecured debt levels.

Total expenses.  Salaries, benefits and incentives decreased to $52 million, down $9 million, or 15%, compared to the prior year quarter.  There was a $7 million decrease in Salaries, benefits and incentives compared to the prior year quarter associated with the impact from a decline in headcount and the related operating benefits of the actions we took during the first quarter of 2014 to align our cost structure with expected mortgage industry demand.  In addition, during the first quarter of 2015, we transferred certain employees from our mortgage business into our corporate shared service platform which resulted in a $2 million decrease in Salaries, benefits and incentives.  The transfer of employees was in response to our ongoing efforts to re-engineer our support infrastructure for a stand-alone mortgage business.

Commissions were up $4 million, or 27%, compared to the prior year quarter primarily due to a 30% increase in closings from our real estate channel.

Loan origination expenses increased by $5 million, or 26%, compared with the first quarter of 2014 due to a 29% increase in the total number of retail application units.

See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation. During the first quarter of 2015, Corporate overhead allocation includes costs associated with the modernization and security of our information technology systems and implementing new compliance requirements in our origination business.

Selected Income Statement Data:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Gain on loans held for sale, net:
Gain on loans	$71	$48
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	—	(7)
Economic hedge results	11	10
Total change in fair value of mortgage loans and related derivatives	11	3
Total	$82	$51

Salaries and related expenses:
Salaries, benefits and incentives	$52	$61
Contract labor and overtime	3	1
Total	$55	$62

Other operating expenses:
Corporate overhead allocation	$32	$23
Other expenses	6	5
Total	$38	$28

Mortgage Servicing Segment

In recent years, we have seen the landscape of the mortgage servicing industry change from the heightened scrutiny of federal, state and local regulators which has resulted in, and will likely continue to result in, higher legal, compliance and servicing related costs across the industry.  Large banks have reduced their share of servicing in response to new regulations, to meet new capital requirements and to focus on their core client base, while non-bank servicers have increased their market share of outstanding mortgages serviced.  According to Inside Mortgage Finance, 35% of outstanding mortgages at December 31, 2014 were serviced by the top 3 mortgage loan servicers consisting of Wells Fargo, JPMorgan Chase and Bank of America, compared to 37% and 44% at the end of 2013 and 2012, respectively. We believe that this shift provides us with an opportunity to continue to pursue growth in fee-based revenue streams by adding new subservicing loans to our portfolio.

Our Mortgage Servicing segment has experienced, and may continue to experience high degrees of earnings volatility due to significant exposure to changes in interest rates and other market risks which can be impacted by, among other factors, conditions in the housing market, general economic factors, including higher unemployment rates, and policies of the Federal Reserve.  Fannie Mae’s April 2015 Economic and Housing Outlook, is projecting that the 30-year fixed mortgage rate will increase from 3.8% in 2015 to 4.1% in 2016 which would typically result in an increase in the value of our mortgage servicing right asset as prepayments generally decline.  The earnings of our Mortgage Servicing segment may also be impacted by the extent to which we are able to successfully execute on our growth initiatives described in “—Overview—Executive Summary.”

For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Company—Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. In addition, we are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, and increased costs that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation.” in our 2014 Form 10-K.

Segment Metrics:

	March 31,
	2015	2014
	($ In millions)

Total loan servicing portfolio	$224,194	$225,744
Number of loans in owned portfolio (units)	697,090	794,648
Number of subserviced loans (units)	426,538	406,287
Total number of loans serviced (units)	1,123,628	1,200,935
Capitalized loan servicing portfolio	$108,792	$127,158
Capitalized servicing rate	0.91%	0.96%
Capitalized servicing multiple	3.2	3.3
Weighted-average servicing fee (in basis points)	29	29

	Three Months Ended
	March 31,
	2015	2014
	(In millions)

Average total loan servicing portfolio	$225,591	$226,272
Average capitalized loan servicing portfolio	110,823	128,241
Payoffs and principal curtailments of capitalized portfolio	4,579	4,129
Sales of capitalized portfolio	1,228	124

Segment Results:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Net loan servicing income:
Loan servicing income	$104	$115
Change in fair value of mortgage servicing rights	(26)	(79)
Net derivative gain related to mortgage servicing rights	53	6
Net loan servicing income	131	42
Net interest expense:
Interest income	—	1
Secured interest expense	(3)	(2)
Unsecured interest expense	(9)	(12)
Net interest expense	(12)	(13)
Other income	2	—
Net revenues	121	29
Salaries and related expenses	16	15
Foreclosure and repossession expenses	15	14
Professional and third-party service fees	7	7
Technology equipment and software expenses	4	4
Occupancy and other office expenses	4	4
Depreciation and amortization	—	1
Other operating expenses	18	13
Total expenses	64	58
Segment profit (loss)	$57	$(29)

First Quarter 2015 Compared With First Quarter 2014:  Mortgage Servicing segment profit was $57 million during the first quarter of 2015 compared to a segment loss of $29 million during the prior year quarter.  Net revenues increased to $121 million, up $92 million compared to the prior year quarter primarily driven by positive MSR market-related fair value adjustments and higher net gains on MSR derivatives that were partially offset by a decline in loan servicing income.  Total expenses increased to $64 million, up $6 million, or 10%, compared with the first quarter of 2014 primarily driven by increases in Corporate overhead allocations and Repurchase and foreclosure-related charges.

Net revenues.  We continued to experience a decline in our capitalized loan servicing portfolio and an increase in our subservicing portfolio driven by the execution of our MSR flow sale arrangements and our fee-based closing volume.  As a result, Servicing fees from our capitalized portfolio decreased to $79 million, down $13 million, or 14%, compared to the prior year quarter driven by a 14% decrease in our average capitalized loan servicing portfolio.  Subservicing fees increased by $5 million, or 38%, compared to the prior year quarter primarily driven by fees charged to certain clients to implement compliance with the CFPB’s servicing rules and an increase in the average number of loans in our subserviced portfolio.

The decline in interest rates during the first quarter of 2015 led to an increase in refinancing closings which resulted in a 22% increase in payoffs in our capitalized loan servicing portfolio compared to the prior year quarter.  The higher payoff activity compared with the first quarter of 2014 drove a $6 million, or 27%, increase in MSR valuation changes from actual prepayments of the underlying mortgage loans and a 33% increase in curtailment interest paid to investors.

Allocated unsecured interest expense decreased to $9 million, down $3 million, or 25%, compared to the prior year quarter which reflects a decline in allocated costs driven by a lower average balance of MSRs and the impact of our actions related to our capital strategy to reduce our corporate unsecured debt levels.

While the mortgage rate used to value our MSR asset declined by 12 basis points during the first quarter of 2015, Market-related fair value adjustments increased the value of our MSRs by $12 million and we recorded net gains on MSR derivatives of $53 million primarily related to the decline in interest rates.  The $12 million positive Market-related fair value adjustments included $46 million of favorable adjustments associated with updates to our prepayment model to align modeled and actual prepayments and changes from market data calibration.  These increases in value of our MSR were partially offset by a $34 million decrease in value primarily related to a decline in the modeled mortgage rate and a flattening of the yield curve.

During the first quarter of 2014, Market-related fair value adjustments decreased the value of our MSRs by $45 million which was driven largely by a 13 basis points decrease in the primary mortgage rate used to value our MSR.  The decline in interest rates also drove net gains on MSR derivatives of $6 million during the prior year quarter.

Total expenses.  Repurchase and foreclosure-related charges increased by $2 million compared to the prior year quarter primarily driven by expenses not reimbursed pursuant to government mortgage insurance programs and expenses for repurchase and indemnification claims related to certain private investors.

See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Loan servicing income:
Servicing fees from capitalized portfolio	$79	$92
Subservicing fees	18	13
Late fees and other ancillary servicing revenue	11	13
Curtailment interest paid to investors	(4)	(3)
Total	$104	$115

Changes in fair value of mortgage servicing rights:
Actual prepayments of the underlying mortgage loans	$(28)	$(22)
Actual receipts of recurring cash flows	(10)	(12)
Market-related fair value adjustments	12	(45)
Total	$(26)	$(79)

Other operating expenses:
Corporate overhead allocation	$11	$8
Repurchase and foreclosure-related charges	2	—
Other expenses	5	5
Total	$18	$13

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

Results:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Net revenues	$3	$—
Salaries and related expenses	16	12
Professional and third-party service fees	28	13
Technology equipment and software expenses	5	3
Occupancy and other office expenses	1	1
Depreciation and amortization	2	2
Other operating expenses	3	2
Total expenses before allocation	55	33
Corporate overhead allocation:
Mortgage Production segment	(32)	(23)
Mortgage Servicing segment	(11)	(8)
Total expenses	12	2
Net loss before income taxes	$(9)	$(2)

First Quarter 2015 Compared With First Quarter 2014:  Net loss before income taxes was $9 million during the first quarter of 2015, compared to a loss of $2 million during the prior year quarter.  Net revenues were $3 million during the first quarter of 2015 which was primarily driven by income from a transition services agreement related to the sale of the Fleet business. Total expenses before allocations increased to $55 million, up $22 million, or 67%, compared to the prior year quarter primarily driven by increases in Professional and third-party service fees and Salaries and related expenses.

Total expenses.  Salaries and related expenses increased to $16 million, up $4 million, or 33%, compared to the prior year quarter.  During the first quarter of 2015, we transferred certain employees from our mortgage business into our corporate shared service platform which resulted in a $2 million increase in Salaries, benefits and incentives.  The transfer of employees was in response to our ongoing efforts to re-engineer our support infrastructure for a stand-alone mortgage business.  The remaining increase in Salaries and related expenses was attributable to higher incentive compensation costs, primarily resulting from higher payments associated with 2014 incentive compensation plans.

Professional and third-party service fees increased to $28 million, up $15 million, or 115%, compared to the prior year quarter which included $7 million of costs that were not allocated to our reportable segments related to continuing actions to separate our information technology systems from the Fleet business and costs associated with evaluating strategic growth opportunities.  The remaining $8 million increase in Professional and third-party service fees compared to the first quarter of 2014 primarily relates to costs associated with the modernization and security of our information technology systems, implementing new compliance requirements in our origination business and providing services under the transition services agreement.

RISK MANAGEMENT

We are exposed to various business risks which may significantly impact our financial results including, but not limited to: (i) interest rate risk; (ii) consumer credit risk; (iii) counterparty and concentration risk; (iv) liquidity risk; and (v) operational risk.

During the three months ended March 31, 2015, there have been no significant changes to our counterparty and concentration risk, liquidity risk or operational risk.  In addition, as of March 31, 2015, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.

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

We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold.  Actual losses incurred in connection with loan repurchases and indemnifications could vary significantly from and exceed the recorded liability and we may be required to increase our loan repurchase and indemnification liability in the future.  Accordingly, there can be no assurance that actual losses or estimates of reasonably possible losses associated with loan repurchases and indemnifications will not be in excess of the recorded liability or that we will not be required to increase the recorded liability in the future.  See Note 10, “Credit Risk”, in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our repurchase and foreclosure-related reserves.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of March 31, 2015, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $20 million which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of our underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.  Our estimate of reasonably possible losses does not represent probable losses and does not include an estimate for any losses related to loans from origination years where the Agencies have substantially completed or resolved their file reviews or related to loans with defects that were excluded from the resolution agreement entered into with Fannie Mae during the fourth quarter of 2014.  Excluded defects include, but are not limited to, loans with certain title defects or with violations of law.

Repurchase and foreclosure-related reserves consist of the following:

	March 31,	December 31,
	2015	2014
	(In millions)
Loan repurchase and indemnification liability	$62	$63
Adjustment to value for real estate owned	16	16
Allowance for probable foreclosure losses	14	14
Total	$92	$93

The table below presents the trend over the most recent quarters of our repurchase and foreclosure-related reserves activity and the number of repurchase and indemnification requests received:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
	($ In millions)

Balance, beginning of period	$93	$103	$110	$120	$142
Realized losses(1)	(5)	(19)	(12)	(10)	(24)
Increase (decrease) in reserves due to:
Change in assumptions(2)	2	4	3	(1)	—
New loan sales	2	5	2	1	2
Balance, end of period	$92	$93	$103	$110	$120

Repurchase and indemnification requests received (number of loans)	144	168	192	194	382

________________

(1)	For the three months ended December 31, 2014, includes $12 million that was paid to Fannie Mae related to a resolution agreement.
(2)

For the three months ended December 31, 2014, includes an $8 million provision for estimated losses related to the sale of mortgage servicing rights for certain highly delinquent government insured loans.

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	March 31, 2015			December 31, 2014
	Investor	Insurer		Investor	Insurer
	Requests	Requests	Total (4)	Requests	Requests	Total (4)
	(In millions)
Agency Invested:
Claim pending (1)	$11	$1	$12	$12	$1	$13
Appealed (2)	13	6	19	10	6	16
Open to review (3)	12	1	13	12	1	13
Agency requests	36	8	44	34	8	42
Private Invested:
Claim pending (1)	5	—	5	3	—	3
Appealed (2)	7	1	8	7	—	7
Open to review (3)	14	1	15	8	1	9
Private requests	26	2	28	18	1	19
Total	$62	$10	$72	$52	$9	$61

(1)              Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)              Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant.  Based on claims received and appealed during the twelve months ended March 31, 2015 that have been resolved, we were successful in refuting approximately 95% of claims appealed.

(3)              Open to review status represents loans where we have not completed our review process.  We appealed approximately 65% of claims received and reviewed during the twelve months ended March 31, 2015.

(4)              Investors may make repurchase demands based on unresolved mortgage insurance rescission notices.  In these cases, the total unresolved requests balance includes certain loans that are currently subject to both an outstanding repurchase demand and an unresolved mortgage insurance rescission notice.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity during the first quarter of 2015 included: unrestricted Cash and cash equivalents; proceeds from the sale or securitization of mortgage loans; proceeds from the sale of newly-created mortgage servicing rights; secured borrowings, including mortgage warehouse and servicing advance facilities; and cash flows from operations.

Our primary operating funding uses for our continuing operations arose from the origination and financing of mortgage loans and the retention of mortgage servicing rights. Our liquidity needs can also be significantly influenced by changes in interest rates due to collateral posting requirements from derivative agreements as well as the levels of repurchase and indemnification requests.

During the first quarter of 2015, we received 1.574 million additional common shares at the completion of the $200 million accelerated share repurchase programs that we entered into in 2014. The average share price for the 8.537 million total shares repurchased was $23.43, approximately 1% below the average market price of our stock during the repurchase period.  In May 2015, we commenced an offer to exchange the $245 million outstanding aggregate principal amount of our Convertible notes due 2017 plus accrued and unpaid interest for cash and a number of shares of our Common stock for the conversion value in excess of principal.  We have elected to initiate this exchange offer prior to commencing any open market share repurchases; however, we intend to commence up to $250 million in open market purchases as soon as legally permitted following the completion of the exchange offer, subject to market and business conditions, the trading price of our Common stock and the nature of other investment opportunities.  Although a successful exchange offer may result in unsecured debt levels below our targets, we believe the transaction is accretive to shareholders and provides a reasonable return on invested cash given our current and projected liquidity needs.

Given our expectation for business volumes we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.

Further information related to our liquidity and capital resources can be found in our 2014 Form 10-K.

Cash Flows

Our total unrestricted cash position as of March 31, 2015 is $1.3 billion, which includes $82 million of cash in variable interest entities.  We will continue to maintain an excess unrestricted cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we considered in our analysis of cash requirements as of March 31, 2015:

▪         $100 million to $150 million for identified contingencies, including amounts related to mortgage loan repurchases and legal and regulatory matters;

▪         $50 million to $75 million cash reserves for mortgage-related interest rate risk management activities; and

▪         $100 million to $125 million for working capital needs.

After consideration of these total requirements of $250 million to $350 million, we have approximately $835 million to $935 million of excess cash available for operations, excluding cash in variable interest entities.  See “—Overview—Executive Summary” for additional discussion of our plans to use excess cash to execute our strategic priorities.

The following table summarizes the changes in Cash and cash equivalents and, for the three months ended March 31, 2014, also includes the activities of our discontinued operations:

	Three Months Ended
	March 31,
	2015	2014	Change
	(In millions)
Cash (used in) provided by :
Operating activities	$(119)	$471	$(590)
Investing activities	87	(395)	482
Financing activities	42	(162)	204
Effect of changes in exchange rates on Cash and cash equivalents	—	(4)	4
Net increase (decrease) in Cash and cash equivalents	$10	$(90)	$100

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  The operating results of our businesses are impacted by significant non-cash activities which include: (i) the capitalization of mortgage servicing rights in our Mortgage Production segment and (ii) the change in fair value of mortgage servicing rights in our Mortgage Servicing segment.  The Fleet business, which was sold during 2014 and is presented as a discontinued operation, was impacted by depreciation on operating leases.

During the three months ended March 31, 2015, cash used in our operating activities was $119 million which reflects losses from operations related to the current pricing levels and mix of closings of our private label agreements as well as cash investments related to our growth and re-engineering efforts.

During the three months ended March 31, 2014, cash provided by operating activities was $471 million.  This is primarily reflective of $278 million of net cash provided by the volume of mortgage loan sales in our Mortgage Production segment as loans sold exceeded loans closed to be sold.  Cash provided by operating activities was further driven by positive cash flows from our Mortgage Servicing and from our discontinued operations.

Investing Activities

Cash flows from investing activities include changes in the funding requirements of restricted cash, investments for our mortgage business, proceeds on the sale of mortgage servicing rights and the investing activities of our discontinued operations.

During the three months ended March 31, 2015, cash provided by our investing activities was $87 million, which was driven by $57 million of net cash received from MSR derivatives related to the settlement of certain MSR-related agreements and changes in cash collateral amounts.  In addition, cash provided by investing activities included $23 million of proceeds from the sale of mortgage servicing rights related to sales under our MSR flow sale arrangements and a population of highly delinquent government insured loans that was completed during the fourth quarter of 2014.

During the three months ended March 31, 2014, cash used in our investing activities was $395 million, which primarily consisted of $306 million in net cash outflows from the purchase and sale of vehicles from our discontinued operations and a $104 million net increase in Restricted cash primarily due to a $58 million increase related to a new servicing advance facility and a $40 million increase due to the overcollateralization for securitizations of our discontinued operations.

Financing Activities

Our cash flows from financing activities include proceeds from and payments on borrowings under our mortgage warehouse facilities and our servicing advance facility.  The fluctuations in the amount of borrowings within each period are due to working capital needs and the funding requirements for assets, including mortgage loans held for sale and mortgage servicing rights.  The outstanding balances under our warehouse and servicing advance debt facilities vary daily based on our current funding needs for eligible collateral and our decisions regarding the use of excess available cash to fund assets.  As of the end of each quarter, our financing activities and Condensed Consolidated Balance Sheets reflect our efforts to maximize secured borrowings against the available asset base, increasing the ending cash balance.  Within each quarter, excess available cash is utilized to fund assets rather than using our borrowing arrangements, given the relative borrowing costs and returns on invested cash.

During the first half of 2014, our cash flows from financing activities also include proceeds from and payments on borrowings under our vehicle management asset-backed debt, which was used to fund our discontinued operations. We transferred the subsidiaries that issued vehicle management asset-backed debt to Element Financial Corporation in connection with the completion of the sale of the Fleet business.

During the three months ended March 31, 2015, cash provided by our financing activities was $42 million which primarily related to net proceeds from secured borrowings that resulted from increased funding requirements for mortgage loans held for sale.

During the three months ended March 31, 2014, cash used in our financing activities was $162 million which related to $154 million of net payments on secured borrowings resulting primarily from the decreased funding requirements for mortgage loans held for sale.

Debt

The following table summarizes our Debt as of March 31, 2015:

	Balance	Collateral(1)
	(In millions)
Warehouse facilities	$853	$906
Servicing advance facility	97	160
Unsecured debt	834	—
Total	$1,784	$1,066

(1)                   Assets held as collateral are not available to pay our general obligations.

See Note 8, “Debt and Borrowing Arrangements” in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding the components of our debt.

Warehouse Facilities

Mortgage warehouse facilities consisted of the following as of March 31, 2015:

		Total	Available	Maturity
	Balance	Capacity	Capacity(1)	Date
		(In millions)
Debt:
Committed facilities:
Credit Suisse First Boston Mortgage Capital LLC	$339	$575	$236	03/30/16(2)
Fannie Mae	—	500	500	12/13/15
Bank of America, N.A.	260	400	140	12/18/15(3)
Wells Fargo Bank, N.A.	240	450	210	04/01/16
Royal Bank of Scotland plc(4)	14	150	136	06/19/15
Committed warehouse facilities	853	2,075	1,222
Uncommitted facilities:
Fannie Mae	—	2,500	2,500	n/a
Total	$853	$4,575	$3,722

Off-Balance Sheet Gestation Facilities:
Uncommitted facilities:
JP Morgan Chase Bank, N.A.	$—	$250	$250	n/a

(1)                   Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)                   The maturity date of this facility may be extended at CSFB’s option on a rolling 364-day term, until the stated expiration date of June 17, 2016.

(3)                   The maturity date of this facility may be extended at our election until December 16, 2016, if certain extension conditions are satisfied.

(4)                   On April 7, 2015, we and RBS mutually agreed to terminate the RBS warehouse facility.

Servicing Advance Funding Arrangements

As of March 31, 2015, there are $680 million of Servicing advance receivables, net on our Condensed Consolidated Balance Sheet, including $357 million funded by subservicing clients, $97 million funded by our servicing advance facility and $226 million funded from our capital.

Funding arrangements related to servicing advances consisted of the following as of March 31, 2015:

		Total	Available	Maturity
	Balance	Capacity	Capacity(1)	Date
		(In millions)
Debt:
PSART Servicing Advance facility	$97	$155	$58	06/15/17 (2)
Subservicing advance liabilities:
Client-funded amounts	357	n/a	n/a	n/a
Total	$454

(1)                   Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)                   The facility has a revolving period through May 29, 2015, after which the facility goes into amortization.  The maturity date of June 15, 2017 presented above represents the final repayment date of the amortizing notes.

We have received notice from the committed purchaser under the servicing advance facility of their intention to exit the mortgage financing business, and therefore the counterparty’s current intention is to not renew the revolving period upon the current scheduled expiration on May 29, 2015.  We are exploring alternatives for funding advances upon expiration of the revolving period of the facility.

Unsecured Debt

Unsecured borrowing arrangements consisted of the following as of March 31, 2015:

		Balance	Maturity
	Balance	at Maturity	Date
	(In millions)
6% Convertible notes due in 2017	$219	$245	06/15/17
7.375% Term notes due in 2019	275	275	09/01/19
6.375% Term notes due in 2021	340	340	08/15/21
Total	$834	$860

The Convertible notes due 2017 met the requirements for conversion as of March 31, 2015, and holders of the notes may convert all or any portion of the notes, at their option.  As of March 31, 2015, the if-converted value exceeded the principal amount of the notes by $218 million.  Upon conversion, the principal amount of the converted notes would be payable in cash, and we would pay or deliver the conversion premium (at our election) in: (i) cash; (ii) shares of Common stock; or (iii) a combination of cash and shares of Common stock.

As of April 29, 2015, our credit ratings on our senior unsecured debt were as follows:

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

See further discussion at “Part I—Item 1A. Risk Factors—Risks Related to Our Company—We may be limited in our ability to obtain or renew financing on economically viable terms or at all, due to our senior unsecured long-term debt ratings being below investment grade and due to a lack of history of operating as a stand-alone mortgage business.” in our 2014 Form 10-K.

Debt Covenants

There were no significant amendments to the terms of debt covenants during the three months ended March 31, 2015.  As of March 31, 2015, we were in compliance with all financial covenants related to our debt arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have not been any significant changes to the critical accounting policies and estimates described under “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2014 Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments.  Additionally, our escrow earnings on our mortgage servicing rights are sensitive to changes in short-term interest rates such as LIBOR. We also are exposed to changes in short-term interest rates on certain variable rate borrowings including our mortgage warehouse debt and our servicing advance facility. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

We used March 31, 2015 market rates to perform a sensitivity analysis that measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.  The estimates assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our Mortgage pipeline, Mortgage servicing rights and related derivatives and unsecured debt that are sensitive to interest rates as of March 31, 2015 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)
Mortgage pipeline
Mortgage loans held for sale	$15	$13	$8	$(9)	$(18)	$(38)
Interest rate lock commitments(1)	17	16	10	(13)	(28)	(63)
Forward loan sale commitments(1)	(34)	(30)	(18)	22	46	98
Option contracts(1)	—	—	—	—	1	2
Total Mortgage pipeline	(2)	(1)	—	—	1	(1)

MSRs and related derivatives
Mortgage servicing rights	(258)	(125)	(61)	56	108	198
Derivatives related to MSRs(1)	166	82	39	(34)	(63)	(103)
Total MSRs and related derivatives	(92)	(43)	(22)	22	45	95

Unsecured term debt	(34)	(17)	(8)	8	16	32
Total, net	$(128)	$(61)	$(30)	$30	$62	$126

(1)              Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

Equity Price Risk

We have exposure to equity price risk associated with our 6.0% 2017 Convertible notes.  As of March 31, 2015, the notes have an outstanding principal balance of $245 million with a maturity date of June 15, 2017. The Convertible notes due in 2017 contain a conversion feature which allows holders to convert all or any portion of the notes at any time on or after December 15, 2016 or prior to December 15, 2016 upon the occurrence of certain triggering events at a conversion price of $12.79 per share.  Upon conversion, we will pay the principal portion in cash and the conversion option in cash or shares or a combination of cash or shares, at our election.  As of March 31, 2015, the notes met the requirements for conversion, and the if-converted value exceeded the principal amount of the notes by $218 million or 9.023 million shares of our Common stock.  A 10% increase in our stock price from the closing price as of March 31, 2015 results in an increase in the required premium of $46 million, or 0.922 million shares.

See Note 15, “Subsequent Events” in the accompanying Notes to Condensed Consolidated Financial Statements for a discussion of an exchange offer for the 2017 Convertible notes announced in May 2015.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding legal proceedings, see Note 11, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” in our 2014 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents our share repurchase activity for the quarter ended March 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)(2)	Approximate dollar value of shares that may yet be purchased under the plan or program(1)(2)
January 1, 2015 to January 31, 2015	—	$—	—	$250,000,000
February 1, 2015 to February 28, 2015	—	—	—	250,000,000
March 1, 2015 to March 31, 2015	1,574,252	23.43 (2)	1,574,252	250,000,000
Total	1,574,252	$23.43	1,574,252	$250,000,000

(1)              On June 26, 2014, our Board of Directors authorized up to $450 million in share repurchases, including $200 million of accelerated stock repurchases (ASR) which commenced in August 2014, and up to $250 million in open market purchases over the twelve months following the completion of the ASR expiring no later than March 31, 2016.

(2)              On August 7, 2014, we entered into two separate ASR agreements to repurchase an aggregate of $200 million of PHH’s Common stock.  The initial shares delivered were 6.963 million.  At the completion of the program on March 31, 2014, we received an additional 1.574 million shares.  The average price paid per share presented above reflects the average for the 8.537 million total shares repurchased in the ASR programs.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of May, 2015.

PHH CORPORATION

By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer

By:	/s/ Robert B. Crowl
Robert B. Crowl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael R. Bogansky
Michael R. Bogansky
Senior Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

10.1†	Form of 2015 Restricted Stock Unit Award Notice and Agreement.	Filed herewith.
10.2†	Form of 2015 Performance Restricted Stock Unit Award Notice and Agreement.	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

†       Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.