Form 10-Q
period 2015-06-30
PHH CORP
filed 2015-08-06
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 30, 2015, 59,807,113 shares of PHH Common stock were outstanding.

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

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements concerning the following:

▪
the execution of our strategic priorities, including re-engineering our business, executing our growth strategies, executing our capital structure initiatives and our expectations regarding future operating benefits from the achievement of those priorities;

▪	other potential acquisitions, dispositions, partnerships, joint ventures and changes in product offerings to achieve disciplined growth in our franchise platforms and to optimize our business;

▪	our expectations of the impacts of regulatory changes on our businesses;

▪	future origination volumes and loan margins in the mortgage industry;

▪	our expectations regarding the impacts of the shift in our volume to a greater mix of subserviced loans, including the impacts on our earnings and potential benefits to our capital structure;

▪	our expectations around future losses from representation and warranty claims, and associated reserves and provisions;

▪	the impact of the adoption of recently issued accounting pronouncements on our financial statements; and

▪	our assessment of legal and regulatory proceedings and the associated impact on our financial statements.

Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part II—Item 1A. Risk Factors” in this Form 10-Q, “Part I—Item 1A. Risk Factors” in our 2014 Form 10-K and those factors described below:

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

▪
the effects of the outcome or resolutions of any inquiries, investigations or appeals related to our mortgage origination or servicing activities, any litigation related to our mortgage origination or servicing activities, or any related fines, penalties and increased costs;

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

▪
the impacts of our current credit ratings, including the impact on our cost of capital and ability to access the debt markets, as well as on our current or potential customers’ assessment of our long-term stability;

▪
the ability to obtain alternative funding sources for our mortgage servicing rights or servicing advances, or to obtain financing (including refinancing and extending existing indebtedness) on acceptable terms, if at all, to finance our operations or growth strategies, to operate within the limitations imposed by our financing arrangements and to maintain the amount of cash required to service our indebtedness and operate our business;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Origination and other loan fees	$87	$59	$145	$106
Gain on loans held for sale, net	86	80	168	131
Net loan servicing income:
Loan servicing income	100	110	204	225
Change in fair value of mortgage servicing rights	18	(52)	(8)	(131)
Net derivative (loss) gain related to mortgage servicing rights	(49)	20	4	26
Net loan servicing income	69	78	200	120
Net interest expense:
Interest income	13	12	22	20
Secured interest expense	(9)	(9)	(18)	(18)
Unsecured interest expense	(16)	(26)	(33)	(55)
Net interest expense	(12)	(23)	(29)	(53)
Other income	7	2	14	3
Net revenues	237	196	498	307
EXPENSES
Salaries and related expenses	85	91	172	180
Commissions	27	21	46	36
Loan origination expenses	25	23	49	42
Foreclosure and repossession expenses	15	14	30	28
Professional and third-party service fees	45	28	87	56
Technology equipment and software expenses	9	9	19	17
Occupancy and other office expenses	12	12	24	25
Depreciation and amortization	4	6	9	12
Other operating expenses	89	13	105	25
Total expenses	311	217	541	421
Loss from continuing operations before income taxes	(74)	(21)	(43)	(114)
Income tax benefit	(18)	(12)	(10)	(45)
Loss from continuing operations, net of tax	(56)	(9)	(33)	(69)
Loss from discontinued operations, net of tax	—	(46)	—	(30)
Net loss	(56)	(55)	(33)	(99)
Less: net income attributable to noncontrolling interest	6	4	8	2
Net loss attributable to PHH Corporation	$(62)	$(59)	$(41)	$(101)

Basic loss per share:
From continuing operations	$(1.20)	$(0.23)	$(0.80)	$(1.23)
From discontinued operations	—	(0.79)	—	(0.52)
Total attributable to PHH Corporation	$(1.20)	$(1.02)	$(0.80)	$(1.75)
Diluted loss per share:
From continuing operations	$(1.20)	$(0.23)	$(0.80)	$(1.23)
From discontinued operations	—	(0.79)	—	(0.52)
Total attributable to PHH Corporation	$(1.20)	$(1.02)	$(0.80)	$(1.75)

 See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(56)	$(55)	$(33)	$(99)
Other comprehensive income, net of tax:
Change in unfunded pension liability, net	—	—	1	—
Currency translation adjustment	—	7	—	—
Total other comprehensive income, net of tax	—	7	1	—
Total comprehensive loss	(56)	(48)	(32)	(99)
Less: comprehensive income attributable to noncontrolling interest	6	4	8	2
Comprehensive loss attributable to PHH Corporation	$(62)	$(52)	$(40)	$(101)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$958	$1,259
Restricted cash	43	56
Mortgage loans held for sale	1,364	915
Accounts receivable, net	103	123
Servicing advances, net	671	694
Mortgage servicing rights	1,020	1,005
Property and equipment, net	41	36
Other assets	294	208
Total assets (1)	$4,494	$4,296

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$281	$244
Subservicing advance liabilities	361	347
Debt	1,912	1,739
Deferred taxes	250	262
Loan repurchase and indemnification liability	63	63
Other liabilities	100	70
Total liabilities (1)	2,967	2,725
Commitments and contingencies (Note 11)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized;
none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized;
59,805,817 shares issued and outstanding at June 30, 2015;
51,143,723 shares issued and outstanding at December 31, 2014	1	1
Additional paid-in capital	986	989
Retained earnings	520	566
Accumulated other comprehensive loss(2)	(10)	(11)
Total PHH Corporation stockholders’ equity	1,497	1,545
Noncontrolling interest	30	26
Total equity	1,527	1,571
Total liabilities and equity	$4,494	$4,296

See accompanying Notes to Condensed Consolidated Financial Statements.

Continued.

CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(Unaudited)
(In millions)

(1) The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle the obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$78	$85
Restricted cash	12	23
Mortgage loans held for sale	682	378
Accounts receivable, net	15	8
Servicing advances, net	136	155
Property and equipment, net	1	1
Other assets	9	8
Total assets	$933	$658

LIABILITIES
Accounts payable and accrued expenses	$22	$16
Debt	714	443
Other liabilities	10	11
Total liabilities	$746	$470

(2) Includes amounts recorded related to the Company’s defined benefit pension plan, net of income tax benefits of $6 million as of both June 30, 2015 and December 31, 2014.  During both the three and six months ended June 30, 2015 and 2014, there were no amounts reclassified out of Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In millions, except share data)

	PHH Corporation Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Six Months Ended June 30, 2015
Balance at December 31, 2014	51,143,723	$1	$989	$566	$(11)	$26	$1,571
Total comprehensive (loss) income	—	—	—	(41)	1	8	(32)
Distributions to noncontrolling interest	—	—	—	—	—	(4)	(4)
Stock compensation expense	—	—	4	—	—	—	4
Stock issued under share-based payment plans	160,693	—	2	—	—	—	2
Repurchase of Common stock	(1,574,252)	(1)	5	(5)	—	—	(1)
Conversion of Convertible Notes	10,075,653	1	(16)	—	—	—	(15)
Recognition of deferred taxes related to Convertible notes	—	—	2	—	—	—	2
Balance at June 30, 2015	59,805,817	$1	$986	$520	$(10)	$30	$1,527

Six Months Ended June 30, 2014
Balance at December 31, 2013	57,265,517	$1	$1,142	$507	$16	$24	$1,690
Total comprehensive (loss) income	—	—	—	(101)	—	2	(99)
Stock compensation expense	—	—	5	—	—	—	5
Stock issued under share-based payment plans	145,835	—	2	—	—	—	2
Recognition of deferred taxes related to Convertible notes	—	—	2	—	—	—	2
Balance at June 30, 2014	57,411,352	$1	$1,151	$406	$16	$26	$1,600

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(33)	$(99)
Adjustments to reconcile Net loss to net cash (used in) provided by operating activities:
Capitalization of originated mortgage servicing rights	(48)	(46)
Net loss on mortgage servicing rights and related derivatives	4	105
Vehicle depreciation	—	596
Other depreciation and amortization	9	17
Loss on early extinguishment of debt	30	—
Origination of mortgage loans held for sale	(7,262)	(6,076)
Proceeds on sale of and payments from mortgage loans held for sale	6,938	6,100
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(151)	(95)
Deferred income tax (benefit) expense	(2)	11
Other adjustments and changes in other assets and liabilities, net	66	13
Net cash (used in) provided by operating activities	(449)	526
Cash flows from investing activities:
Net cash received on derivatives related to mortgage servicing rights	5	19
Proceeds on sale of mortgage servicing rights	36	10
Purchases of property and equipment	(16)	(8)
Decrease (increase) in restricted cash	13	(87)
Investment in vehicles	—	(850)
Proceeds on sale of investment vehicles	—	201
Other, net	3	6
Net cash provided by (used in) investing activities	41	(709)
Cash flows from financing activities:
Proceeds from secured borrowings	9,199	9,494
Principal payments on secured borrowings	(8,812)	(9,304)
Principal payments on unsecured borrowings	(243)	—
Cash tender premiums for convertible debt	(30)	—
Issuances of Common stock	2	2
Cash paid for debt issuance costs	(4)	(12)
Distributions to noncontrolling interest	(4)	—
Other, net	(1)	(4)
Net cash provided by financing activities	107	176
Net decrease in Cash and cash equivalents	(301)	(7)
Cash and cash equivalents at beginning of period	1,259	1,245
Less: Cash balance of discontinued operations at end of period	—	(274)
Cash and cash equivalents at end of period	$958	$964

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

Effective on July 1, 2014, the Company sold its Fleet Management Services business and related fleet entities (collectively, the “Fleet business”) to certain wholly-owned subsidiaries of Element Financial Corporation.  The results of the Fleet business are presented as discontinued operations in the Condensed Consolidated Statements of Operations, and have been excluded from continuing operations and segment results for all periods presented.  The cash flows and comprehensive income related to the Fleet business have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income, respectively, for all periods presented.  Amounts related to the Fleet business are excluded from the Notes to Condensed Consolidated Financial Statements unless otherwise noted.  See Note 2, 'Discontinued Operations' for additional information.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Interest.  In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the Balance Sheets as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts.  The amendments in this update are to be applied retrospectively, and are effective for the first interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The adoption will impact the Company's balance sheet presentation, but will not impact the Company’s results of operations or cash flows. The Company is currently evaluating the impact of adopting this new standard.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Discontinued Operations

During the second quarter of 2014, the Company entered into a definitive agreement to sell its Fleet business and the sale was completed effective on July 1, 2014.

The results of discontinued operations are summarized below:

	June 30, 2014
	Three Months Ended	Six Months Ended
	(In millions)
Net revenues(1)	$415	$820
Total expenses(1)	391	774
Income before income taxes(1)	24	46
Income tax expense	10	16
Loss from sale of discontinued operations, net of tax	(60)	(60)
Loss from discontinued operations, net of tax	$(46)	$(30)
______________

(1)	Represents the results of the Fleet business.

The Loss from sale of discontinued operations, net of tax for the three and six months ended June 30, 2014 both include $52 million of income tax expense associated with the earnings of Canadian subsidiaries that were previously considered to be indefinitely invested. Upon the classification of these entities as held for sale during the second quarter of 2014, the accumulated earnings were no longer deemed to be indefinitely invested and the Company recognized expense related to the cumulative earnings of such Canadian subsidiaries.

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

In June 2015, the Company completed the offer to exchange its 6.0% Convertible notes due in 2017. The principal amount of the notes was settled in cash and the amount by which the conversion value exceeded the principal of the converted notes was settled in shares, resulting in the issuance of 10,075,653 shares. The shares were settled on June 18, 2015 and increased the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings or loss per share. See Note 8, 'Debt and Borrowing Arrangements' for further discussion.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of any contingently issuable securities where the contingency has not been met and the effect of securities that would be anti-dilutive.  Anti-dilutive securities may include:

▪	outstanding stock-based compensation awards representing shares from restricted stock units and stock options;

▪	stock assumed to be issued related to convertible notes; and

▪	sold warrants related to the Company's Convertible notes due 2014.

Shares associated with anti-dilutive securities are outlined in the table below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except share and per share data)
Loss from continuing operations, net of tax	$(56)	$(9)	$(33)	$(69)
Less: net income attributable to noncontrolling interest	6	4	8	2
Net loss from continuing operations attributable to PHH Corporation	(62)	(13)	(41)	(71)
Loss from discontinued operations, net of tax	—	(46)	—	(30)
Net loss attributable to PHH Corporation	$(62)	$(59)	$(41)	$(101)

Weighted-average common shares outstanding—basic & diluted(1)	51,135,313	57,637,910	51,154,163	57,591,158

Basic loss per share:
From continuing operations	$(1.20)	$(0.23)	$(0.80)	$(1.23)
From discontinued operations	—	(0.79)	—	(0.52)
Total attributable to PHH Corporation	$(1.20)	$(1.02)	$(0.80)	$(1.75)

Diluted loss per share:
From continuing operations	$(1.20)	$(0.23)	$(0.80)	$(1.23)
From discontinued operations	—	(0.79)	—	(0.52)
Total attributable to PHH Corporation	$(1.20)	$(1.02)	$(0.80)	$(1.75)

———————

(1)
For the three and six months ended June 30, 2015 and 2014, the Company had a net loss from continuing operations attributable to PHH Corporation and, as a result, there were no potentially dilutive securities included in the denominator for computing dilutive earnings per share.

The following table summarizes anti-dilutive securities excluded from the computation of dilutive shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Outstanding stock-based compensation awards(1)	1,836,791	2,119,350	1,836,791	2,119,350
Assumed conversion of debt securities	8,482,846	9,004,140	8,751,067	9,292,828

———————

(1)	For the three and six months ended June 30, 2015, excludes 283,648 shares that are contingently issuable for which the contingency has not been met.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Transfers and Servicing of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and the Government National Mortgage Association (collectively, the “Agencies”) or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: mortgage servicing rights and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests).  During the six months ended June 30, 2015, the Company did not retain any interest from sales or securitizations other than mortgage servicing rights.  See Note 10, 'Credit Risk' for a further description of recourse obligations.

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the portfolio associated with loans subserviced for others.  The total servicing portfolio was $225.2 billion and $227.3 billion, as of June 30, 2015 and December 31, 2014, respectively.  Mortgage servicing rights (“MSRs”) recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

The Company has agreements to sell a portion of its newly-created mortgage servicing rights to third parties, and will have continuing involvement as subservicer.  As of June 30, 2015, the Company had commitments to sell mortgage servicing rights related to $152 million of the unpaid principal balance of mortgage loans held for sale and interest rate lock commitments that are expected to result in closed loans and $875 million of the unpaid principal balance of loans in the capitalized servicing portfolio.  As of June 30, 2015, the fair value of the MSRs subject to sale commitments and associated with the loans in the capitalized portfolio was $12 million.

The activity in the loan servicing portfolio associated with capitalized mortgage servicing rights consisted of:

	Six Months Ended June 30,
	2015	2014
	(In millions)
Balance, beginning of period	$112,686	$129,145
Additions	4,323	4,428
Payoffs and curtailments	(9,966)	(8,936)
Sales	(2,338)	(678)
Balance, end of period	$104,705	$123,959

The activity in capitalized MSRs consisted of:

	Six Months Ended June 30,
	2015	2014
	(In millions)
Balance, beginning of period	$1,005	$1,279
Additions	48	46
Sales	(25)	(7)
Changes in fair value due to:
Realization of expected cash flows	(89)	(74)
Changes in market inputs or assumptions used in the valuation model	81	(57)
Balance, end of period	$1,020	$1,187

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Servicing fees from capitalized portfolio	$77	$90	$156	$182
Late fees	3	3	7	8
Other ancillary servicing revenue	8	8	15	16

As of June 30, 2015 and December 31, 2014, the MSRs had a weighted-average life of 6.7 years and 5.7 years, respectively. See Note 12, 'Fair Value Measurements' for additional information regarding the valuation of MSRs.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Six Months Ended June 30,
	2015	2014
	(In millions)
Proceeds from new loan sales or securitizations	$4,439	$4,578
Servicing fees from capitalized portfolio(1)	156	182
Purchases of delinquent or foreclosed loans (2)	(6)	(22)
Servicing advances (3)	(1,018)	(1,013)
Repayment of servicing advances (3)	1,041	1,017
____________________

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Excludes indemnification payments to investors and insurers of the related mortgage loans.

(3)
Outstanding servicing advance receivables are presented in Servicing advances, net in the Condensed Consolidated Balance Sheets, except for advances related to loans in foreclosure or real estate owned, which are included in Other assets.

During the three and six months ended June 30, 2015, pre-tax gains of $86 million and $149 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Condensed Consolidated Statements of Operations.

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

The following table summarizes the gross notional amount of derivatives:

	June 30, 2015	December 31, 2014
	(In millions)
Interest rate lock commitments	$1,947	$1,185
Forward delivery commitments	5,493	3,893
Option contracts	120	213
MSR-related agreements	2,825	4,013

The following tables present the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	June 30, 2015
	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$13	$(12)	$—	$1
MSR-related agreements	31	—	(21)	10
Derivative assets subject to netting	44	(12)	(21)	11
Not subject to master netting arrangements:
Interest rate lock commitments	23	—	—	23
Forward delivery commitments	5	—	—	5
Derivative assets not subject to netting	28	—	—	28
Total derivative assets	$72	$(12)	$(21)	$39

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$5	$(12)	$9	$2
Not subject to master netting arrangements:
Interest rate lock commitments	1	—	—	1
Forward delivery commitments	4	—	—	4
Derivative liabilities not subject to netting	5	—	—	5
Total derivative liabilities	$10	$(12)	$9	$7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$—	$—
MSR-related agreements	66	(2)	(56)	8
Derivative assets subject to netting	68	(4)	(56)	8
Not subject to master netting arrangements:
Interest rate lock commitments	22	—	—	22
Forward delivery commitments	3	—	—	3
Derivative assets not subject to netting	25	—	—	25
Total derivative assets	$93	$(4)	$(56)	$33

	Gross Liabilities	Offsetting Receivables	Cash Collateral Paid	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$9	$(4)	$(3)	$2
Not subject to master netting arrangements:
Forward delivery commitments	5	—	—	5
Total derivative liabilities	$14	$(4)	$(3)	$7

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Gain on loans held for sale, net:
Interest rate lock commitments	$54	$95	$135	$169
Forward delivery commitments	28	(39)	11	(59)
Option contracts	(1)	(2)	(1)	(3)
Net derivative (loss) gain related to mortgage servicing rights:
MSR-related agreements	(49)	20	4	26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Other Assets

Other assets consisted of:

	June 30, 2015	December 31, 2014
	(In millions)
Repurchase eligible loans(1)	$102	$53
Derivatives	39	33
Income taxes receivable	38	2
Equity method investments	33	34
Mortgage loans in foreclosure, net	28	32
Real estate owned, net	20	21
Deferred financing costs	16	19
Other	18	14
Total	$294	$208
______________

(1)
Repurchase eligible loans represent certain mortgage loans sold pursuant to Government National Mortgage Association programs where the Company, as servicer, has the unilateral option to repurchase the loan if certain criteria are met, including if a loan is greater than 90 days delinquent and where it has been determined that there is more than a trivial benefit from exercising the repurchase option.  Regardless of whether the repurchase option has been exercised, the Company must recognize eligible loans within Other assets and a corresponding repurchase liability within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

7. Other Liabilities

Other liabilities consisted of:

	June 30, 2015	December 31, 2014
	(In millions)
Litigation and regulatory reserves (Note 11)	$62	$29
Pension and other post employment benefits liability	11	11
Liability for income tax contingencies	8	9
Derivatives	7	7
Other	12	14
Total	$100	$70

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	June 30, 2015			December 31, 2014
	Balance	Interest Rate(1)	Available Capacity(2)	Balance
	(In millions)
Committed warehouse facilities	$1,207	2.1%	$718	$800
Uncommitted warehouse facilities	—	—	2,500	—
Servicing advance facility	88	2.2%	67	108

Convertible notes due in 2017(3)	2	6.0%	n/a	216
Term notes due in 2019	275	7.375%	n/a	275
Term notes due in 2021	340	6.375%	n/a	340
Unsecured debt	617			831
Total	$1,912			$1,739
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

(3)
Amount is net of unamortized discount of $29 million as of December 31, 2014. The effective interest rate of the Convertible notes due in 2017 is 13%, including the accretion of the discount and issuance costs.

Assets held as collateral that are not available to pay the Company’s general obligations as of June 30, 2015 consisted of:

	Warehouse Facilities	Servicing Advance Facility
	(In millions)
Restricted cash	$7	$8
Servicing advances	—	136
Mortgage loans held for sale (unpaid principal balance)	1,256	—
Total	$1,263	$144

The following table provides the contractual debt maturities as of June 30, 2015:

	Warehouse Facilities	Servicing Advance Facility(1)	Unsecured Debt	Total
	(In millions)
Within one year	$1,207	$88	$—	$1,295
Between one and two years	—	—	2	2
Between two and three years	—	—	—	—
Between three and four years	—	—	—	—
Between four and five years	—	—	275	275
Thereafter	—	—	340	340
	$1,207	$88	$617	$1,912
_____________

(1)	Maturities of the servicing advance facility represent estimated payments based on the expected cash inflows of the receivables.

See Note 12, 'Fair Value Measurements' for the measurement of the fair value of Debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Mortgage Warehouse Facilities

In the first quarter of 2015, the committed mortgage repurchase facility with Wells Fargo Bank was extended to April 1, 2016, and the committed capacity was increased by $100 million to $450 million. On April 7, 2015, the $150 million committed mortgage repurchase facility with The Royal Bank of Scotland plc was terminated by mutual agreement of the parties.

Servicing Advance Facility

On June 11, 2015, PHH Servicer Advance Receivables Trust 2013-1 ("PSART"), an indirect, wholly-owned subsidiary of the Company, entered into a Note Purchase Agreement with Wells Fargo and issued the Series 2015-1 variable funding notes with an aggregate maximum principal amount of $155 million. The proceeds from the Series 2015-1 Notes were used to pay in full all amounts owed under the Series 2013-1 Notes previously issued to The Royal Bank of Scotland plc. The Series 2015-1 Notes have a revolving period through June 15, 2016 and a final maturity of June 15, 2017. The notes bear interest, payable monthly, based on LIBOR plus an agreed-upon margin.

Unsecured Debt

Convertible Notes due in 2017.  In June 2015, the Company completed an exchange of $243 million aggregate principal of its 6.0% Convertible notes due in 2017 for cash and, for the conversion value in excess of principal, shares of the Company’s Common stock. The exchange offer included cash consideration of $1,125 and 41.4611 shares of Common stock for each $1,000 principal amount of the notes, plus accrued and unpaid interest. The Company retired the notes in exchange for $274 million of cash, plus 10.076 million shares of Common stock.

The total value of the consideration of the exchange offer was allocated between the liability and equity components of the original instrument. The portion allocated to the extinguishment of the liability component was equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the debt recognized as a loss on early extinguishment of debt. The remaining settlement consideration was allocated to the reacquisition of the equity component and was recognized as a reduction of additional paid-in capital. In connection with the exchange offer, the Company recognized a loss of $30 million during the three and six months ended June 30, 2015 in Other operating expenses in the Condensed Consolidated Statements of Operations.

In July 2015, the Company retired substantially all the 6.0% Convertible notes due in 2017 remaining after the exchange offer for $4 million of cash, including an exchange premium and accrued and unpaid interest.

Debt Covenants

There were no significant amendments to the terms of debt covenants during the six months ended June 30, 2015.  As of June 30, 2015, the Company was in compliance with all financial covenants related to its debt arrangements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

Interim income tax expense was recorded by applying a projected full-year effective income tax rate to the quarterly income or loss from continuing operations before income taxes for results that are deemed to be reliably estimable. Certain results dependent on fair value adjustments of the Company are considered not to be reliably estimable, and therefore, discrete year-to-date income tax provisions are recorded on those results. See Note 2, 'Discontinued Operations' for a discussion of the income tax provision related to the income or loss from discontinued operations.

The following table and discussion summarizes items that significantly impacted Income tax expense or benefit from continuing operations and increased (decreased) the effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
State and local income taxes, net of federal tax benefits	$(2)	$(2)	$(1)	$(5)
Changes in valuation allowance	4	(2)	3	(1)
Nondeductible expenses	6	—	6	—
Noncontrolling interest	(2)	(2)	(3)	(1)

State and local income taxes, net of federal tax benefits. Represents the impact to the effective tax rate from the pre-tax income or loss as well as the mix of income or loss from the operations by entity and state income tax jurisdiction.  The effective state tax rate for the six months ended June 30, 2015 was higher compared to the six months ended June 30, 2014.

Changes in valuation allowance. Represents the impact to the effective tax rate from state loss carryforwards generated during the year and certain cumulative non net operating loss deferred tax assets for which the Company believes it is more likely than not that the amounts will not be realized. For the three and six months ended June 30, 2015, the amount was primarily driven by state tax losses generated and an increase in the non net operating loss deferred tax assets for which a valuation allowance is warranted.

Nondeductible expenses. Represents the impact to the effective tax rate from nondeductible expenses primarily related to legal and regulatory matters, premiums paid to exchange the Convertible notes due in 2017 and certain amounts of officer's compensation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized mortgage servicing rights as well as loans subserviced for others:

	June 30, 2015	December 31, 2014
	(In millions)
Loan Servicing Portfolio Composition
Owned	$106,200	$113,849
Subserviced	119,027	113,423
Total	$225,227	$227,272

Conventional loans	$196,860	$195,184
Government loans	24,098	27,720
Home equity lines of credit	4,269	4,368
Total	$225,227	$227,272
Weighted-average interest rate	3.8%	3.9%

	June 30, 2015		December 31, 2014
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	2.15%	1.55%	2.43%	1.75%
60 days	0.37	0.26	0.58	0.41
90 or more days	0.89	0.66	1.13	0.85
Total	3.41%	2.47%	4.14%	3.01%

Foreclosure/real estate owned(2)	2.03%	1.82%	2.22%	2.04%
______________

(1)	Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)
As of June 30, 2015 and December 31, 2014, the total servicing portfolio included 18,730 and 21,456 of loans in foreclosure with an unpaid principal balance of $3.6 billion and $4.1 billion, respectively.

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

A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Six Months Ended June 30,
	2015	2014
	(In millions)
Balance, beginning of period	$93	$142
Realized losses	(13)	(34)
Increase (decrease) in reserves due to:
Changes in assumptions	6	(1)
New loan sales	6	3
Balance, end of period	$92	$110

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of June 30, 2015, $177 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 11% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

Liabilities for probable losses related to repurchase and indemnification obligations of $63 million, as of both June 30, 2015 and December 31, 2014, are presented in the Condensed Consolidated Balance Sheets.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of June 30, 2015, the estimated amount of reasonably possible losses in excess of the recorded liability was $25 million which primarily relates to the Company’s estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on an expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.  The Company’s estimate of reasonably possible losses does not represent probable losses and does not include an estimate for any losses related to loans from origination years where the Agencies have substantially completed or resolved their file reviews or related to loans with defects that were excluded from the resolution agreement entered into with Fannie Mae during the fourth quarter of 2014.  Excluded defects include, but are not limited to, loans with certain title defects or with violations of law.

Mortgage Loans in Foreclosure and Real Estate Owned

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2015	December 31, 2014
	(In millions)
Mortgage loans in foreclosure and related advances	$42	$46
Allowance for probable foreclosure losses	(14)	(14)
Mortgage loans in foreclosure, net	$28	$32
Real estate owned and related advances	$35	$37
Adjustment to value for real estate owned	(15)	(16)
Real estate owned, net	$20	$21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies

The Company and its subsidiaries are defendants in various legal proceedings, which include private and civil litigation as well as government and regulatory examinations, investigations and inquiries or other requests for information.  These matters are at varying procedural stages and primarily relate to contractual disputes and other commercial, employment and tax claims.  The resolution of these various matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations.  Alternatively, the Company may engage in settlement discussions on certain matters in order to avoid the additional costs of engaging in litigation.

Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible losses cannot be estimated for all matters.  For matters where the Company can estimate the range, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was not significant as of June 30, 2015.

As of June 30, 2015, the Company’s recorded reserves associated with legal and regulatory contingencies were $62 million and are presented in Other liabilities in the Condensed Consolidated Balance Sheets.  There can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves.  As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

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

In November 2014, the Company received a recommended decision from the administrative law judge for the payment of $6.4 million to the CFPB.  Both the Company and the CFPB’s enforcement counsel subsequently appealed the recommended decision to the Director of the CFPB. In June 2015, the Director of the CFPB issued a final order upholding in part, and reversing in part, the recommended decision. The final order requires the Company to pay $109 million, which is based upon the gross reinsurance premiums the Company received on or after July 21, 2008. The Company continues to believe that it has complied with RESPA and other laws applicable to its former mortgage reinsurance activities, and has filed an appeal to the United States Court of Appeals. The Company continues to vigorously defend against the CFPB’s allegations and the Director’s judgment through the appellate process, although there can be no assurances as to the final outcome of any such appeal.

As of June 30, 2015, the Company’s recorded estimate for probable losses in connection with this matter is not material, and is substantially less than the amount reflected in the final order.  Based on currently available information, the Company cannot determine an amount of reasonably possible losses in excess of the recorded liability, if any, and there is no estimate of reasonably possible losses in excess of the recorded reserve for this matter included in the amount above. There can be no assurance that the ultimate resolution of this matter will not result in losses in excess of the Company’s recorded reserves, and any such losses could be material to the Company’s results of operations, cash flows or financial position.

MMC and NYDFS Examinations. The Company has undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators (the “MMC”) and such regulators have alleged various violations of federal and state laws related to the Company’s legacy mortgage servicing practices. In July 2015, the Company received a settlement proposal from the MMC, proposing payments to certain borrowers nationwide where foreclosure proceedings were either referred or completed during 2009 through 2012, as well as other consumer relief and administrative penalties. In addition, the proposal would require that the Company comply with national servicing standards, submit its servicing activities to monitoring for compliance, and other injunctive relief. The Company believes it has meritorious explanations and defenses to the findings and has provided or is in the process

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of providing responses to these findings. As of June 30, 2015, the Company included an estimate of probable losses in connection with this matter in the recorded reserve.

In the second quarter of 2015, the New York Department of Financial Services ("NYDFS") clarified that it intends to propose that the Company enter into a consent order to close out pending examination report findings, including New York findings stemming from the MMC examination.  While the Company believes it has meritorious explanations and defenses to the findings and has provided or is in the process of providing responses to these findings, the settlement agreement and/or consent order may include fines and penalties, as well as other consumer relief or injunctive relief. Given the uncertainties about the nature of any demands or claims against the Company that may result from this examination, and the current status of the matter, we cannot estimate an amount of probable loss, a range of the reasonably possible loss or the maximum amount of possible losses in connection with this matter. There can be no assurance that the ultimate resolution of this matter will not result in losses which could be material to the Company’s results of operations, cash flows or financial position.

HUD Subpoenas. The Company has received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) requesting production of certain documents related to, among other things, the Company’s origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”). The Company has been cooperating in this investigation since its receipt of the subpoenas in 2013, and certain current and former employees of the Company have been deposed in connection with this matter. Several large mortgage originators that participate in FHA lending programs have been subject to similar investigations, which have resulted in the payment of substantial fines and penalties. However, the range of losses varied significantly for each originator as there were different facts and circumstances underlying each investigation.

Given the current status and nature of this investigation, uncertainties about the nature of any demands or claims against the Company that may result, and the diversity of prior settlements, we cannot estimate an amount of probable loss, a range of the reasonably possible loss or the maximum amount of possible losses in connection with this matter. There can be no assurance that the ultimate resolution of this matter will not result in losses which could be material to the Company’s results of operations, cash flows and financial position.

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

Other Subpoenas and Investigations.  The Company has received document subpoenas from the U.S. Attorney’s Offices for the Southern and Eastern Districts of New York. The subpoenas requested production of certain documents related to, among other things, foreclosure expenses that we incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac and loans sold pursuant to programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. There can be no assurance that claims or litigation will not arise from this inquiry, or that fines, penalties or increased legal costs will not be incurred in connection with any of these matters.

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

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of June 30, 2015 or December 31, 2014.

Recurring Fair Value Measurements

The following summarizes the fair value hierarchy for instruments measured at fair value on a recurring basis:

	June 30, 2015
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$1,316	$48	$—	$1,364
Mortgage servicing rights	—	—	1,020	—	1,020
Other assets—Derivative assets:
Interest rate lock commitments	—	—	23	—	23
Forward delivery commitments	—	18	—	(12)	6
MSR-related agreements	—	31	—	(21)	10
LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$1	$—	$1
Forward delivery commitments	—	9	—	(3)	6

	December 31, 2014
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$873	$42	$—	$915
Mortgage servicing rights	—	—	1,005	—	1,005
Other assets—Derivative assets:
Interest rate lock commitments	—	—	22	—	22
Forward delivery commitments	—	5	—	(2)	3
MSR-related agreements	—	66	—	(58)	8
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$14	$—	$(7)	$7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant inputs to the measurement of fair value and further information on the assets and liabilities measured at fair value are as follows:

Mortgage Loans Held for Sale (“MLHS”).  The following table reflects the difference between the carrying amounts of MLHS measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	June 30, 2015		December 31, 2014
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$1,364	$16	$915	$13
Aggregate unpaid principal balance	1,352	19	903	17
Difference	$12	$(3)	$12	$(4)

The following table summarizes the components of mortgage loans held for sale:

	June 30, 2015	December 31, 2014
	(In millions)
First mortgages:
Conforming	$1,170	$761
Non-conforming	145	111
Total first mortgages	1,315	872
Second lien	5	5
Scratch and Dent	43	37
Other	1	1
Total	$1,364	$915

Mortgage Servicing Rights.  The following tables summarize certain information regarding the initial and ending capitalization rate of MSRs:

	Six Months Ended June 30,
	2015	2014
Initial capitalization rate of additions to MSRs	1.11%	1.04%

	June 30, 2015	December 31, 2014
Capitalization servicing rate	0.97%	0.89%
Capitalization servicing multiple	3.4	3.1
Weighted-average servicing fee (in basis points)	29	29

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	June 30, 2015	December 31, 2014
Weighted-average prepayment speed (CPR)	8.3%	11.5%
Option adjusted spread, in basis points (OAS)	921	865
Weighted-average delinquency rate	4.3%	5.0%

In the first quarter of 2015, the Company integrated an updated prepayment model used in the valuation of MSRs which is more closely aligned with the slower actual prepayment speeds of the capitalized servicing portfolio and made further updates to the cash flow model based on a market data calibration.  During the six months ended June 30, 2015, these updates to the valuation model resulted in a $46 million positive change in fair value of MSRs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	June 30, 2015
	Weighted- Average Prepayment Speed	Option Adjusted Spread	Weighted- Average Delinquency Rate
	(In millions)
Impact on fair value of 10% adverse change	$(36)	$(50)	$(24)
Impact on fair value of 20% adverse change	(69)	(95)	(48)

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

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  The average pullthrough percentage used in measuring the fair value of interest rate lock commitments (IRLCs) as of June 30, 2015 and December 31, 2014 was 75% and 74%, respectively. The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

Level Three Measurements

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	MLHS	MSRs	IRLCs, net	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$41	$986	$38	$49	$1,224	$20
Realized and unrealized gains (losses)	2	18	54	—	(52)	95
Purchases	10	—	—	14	—	—
Issuances	2	28	—	1	21	—
Settlements	(7)	(12)	(70)	(5)	(6)	(80)
Transfers into Level Three	8	—	—	8	—	—
Transfers out of Level Three	(8)	—	—	(10)	—	—
Balance, end of period	$48	$1,020	$22	$57	$1,187	$35

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	MLHS	MSRs	IRLCs, net	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$42	$1,005	$22	$49	$1,279	$22
Realized and unrealized gains (losses)	4	(8)	135	(3)	(131)	169
Purchases	17	—	—	30	—	—
Issuances	2	48	—	2	46	—
Settlements	(13)	(25)	(135)	(18)	(7)	(156)
Transfers into Level Three	15	—	—	14	—	—
Transfers out of Level Three	(19)	—	—	(17)	—	—
Balance, end of period	$48	$1,020	$22	$57	$1,187	$35

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

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Gain on loans held for sale, net:
Mortgage loans held for sale	$—	$(1)	$1	$(5)
Interest rate lock commitments	54	95	135	169
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	18	(52)	(8)	(131)
Interest income:
Mortgage loans held for sale	2	1	3	2

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Gain on loans held for sale, net	$18	$29	$18	$25
Change in fair value of mortgage servicing rights	69	(12)	81	(57)

Fair Value of Other Financial Instruments

As of June 30, 2015 and December 31, 2014, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents, Restricted cash and Servicing advance receivables, the carrying value approximates fair value due to the short-term nature of such instruments.

Debt.  As of June 30, 2015 and December 31, 2014, the total fair value of Debt was $1.9 billion and $2.0 billion, respectively, and is measured using Level Two inputs. As of June 30, 2015, the fair value of Level Two Debt was estimated using the following valuation techniques: (i) $0.6 billion was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; and (ii) $1.3 billion was measured using observable spreads and terms for recent pricing of similar instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Variable Interest Entities

Assets and liabilities of significant variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2015		December 31, 2014
	PHH Home Loans	Servicing Advance Receivables Trust	PHH Home Loans	Servicing Advance Receivables Trust
	(In millions)
ASSETS
Cash and cash equivalents	$75	$—	$82	$—
Restricted cash	4	8	3	20
Mortgage loans held for sale	682	—	378	—
Accounts receivable, net	15	—	8	—
Servicing advances, net	—	136	—	155
Property and equipment, net	1	—	1	—
Other assets	8	1	8	—
Total assets	$785	$145	$480	$175
Assets held as collateral	$651	$144	$353	$175

LIABILITIES
Accounts payable and accrued expenses	$22	$—	$16	$—
Debt	626	88	335	108
Other liabilities	9	—	10	—
Total liabilities(1)	$657	$88	$361	$108

———————

(1)	Excludes intercompany payables.

14. Segment Information

Operations are conducted through the following two reportable segments:

■	Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

■
Mortgage Servicing — performs servicing activities for loans originated by PHH Mortgage and mortgage servicing rights purchased from others, and acts as a subservicer for certain clients that own the underlying mortgage servicing rights.

The Company’s continuing operations are located in the U.S. The results of the Fleet business have been excluded from continuing operations and segment results for all periods presented.  See Note 2, 'Discontinued Operations' for additional information.

The heading Other includes expenses that are not allocated back to the reportable segments and, for 2014, includes certain general corporate overhead expenses that were previously allocated to the Fleet business.  Management evaluates the operating results of each of the reportable segments based upon Net revenues and Segment profit or loss, which is presented as the Income or loss from continuing operations before income tax expense or benefit and after Net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy Group LLC’s noncontrolling interest in the profit or loss of PHH Home Loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment results were as follows:

	Total Assets
	June 30, 2015	December 31, 2014
	(In millions)
Mortgage Production segment	$1,684	$1,209
Mortgage Servicing segment	1,935	1,924
Other	875	1,163
Total	$4,494	$4,296

	Net Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Mortgage Production segment	$174	$129	$311	$211
Mortgage Servicing segment	60	67	181	96
Other	3	—	6	—
Total	$237	$196	$498	$307

	Segment Profit (Loss) (2)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Mortgage Production segment	$3	$(27)	$(16)	$(87)
Mortgage Servicing segment	(46)	10	11	(19)
Other (1)	(37)	(8)	(46)	(10)
Total	$(80)	$(25)	$(51)	$(116)
———————
(1) For both the three and six months ended June 30, 2015, the net results for Other include a $30 million loss on the exchange of the Convertible notes due in 2017.

(2)	The following is a reconciliation of Income or loss from continuing operations before income taxes to Segment profit or loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Loss from continuing operations before income taxes	$(74)	$(21)	$(43)	$(114)
Less: net income attributable to noncontrolling interest	6	4	8	2
Segment loss	$(80)	$(25)	$(51)	$(116)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Cautionary Note Regarding Forward-Looking Statements and our Condensed Consolidated Financial Statements included and Part II—Item 1A. Risk Factors in this Form 10-Q and Part I—Item 1. Business, Part I—Item 1A. Risk Factors, Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements included in our 2014 Form 10-K.

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

As a result of the sale of our Fleet business, which closed effective on July 1, 2014, Fleet Management Services is no longer a reportable segment, and the results and operations of the Fleet business and transaction-related amounts are included within income or loss from discontinued operations, net of tax for all periods presented.  See further discussion in “—Results of Operations—Discontinued Operations”.

Executive Summary

Since we completed the sale of our Fleet business one year ago, we have made progress on our strategic plans to revise our capital structure, re-engineer our business and position the Company for growth. As outlined below, we have made progress on executing these strategies in the second quarter, and we remain committed to executing our strategic plan during the remainder of 2015 and into 2016 in order to achieve our long-term goals and return objectives.

Legal and Regulatory Environment

We are currently managing through various regulatory investigations, examinations and inquiries related to our legacy mortgage origination and servicing practices. Our experience is consistent with other companies in the mortgage industry, and several large mortgage originators have been subject to similar matters, which have resulted in the payment of substantial fines and penalties. We are continuing to manage our response to each matter, and we will defend our positions and/or appeal matters as appropriate when we believe we have meritorious defenses. Alternately, we may engage in settlement discussions on certain matters in order to avoid the additional monetary costs and other business impact of engaging in litigation. Although we are currently facing a significant amount of uncertainty, we are working towards resolving these legacy issues to allow us to focus on our strategic objectives.

Certain of our existing matters include:

•
In June 2015, we received a final order from the CFPB requiring us to disgorge $109 million of profits in connection with our former reinsurance activities. We have appealed the order, and have received a decision from the United States Court of Appeals to stay the requirement for us to post the cash in escrow pending the appeal.

•
In July 2015, we received a settlement proposal from a multistate coalition of certain mortgage banking regulators that would require us to pay a substantial amount, including payments to certain borrowers nationwide whose loans were either referred to or completed foreclosure during 2009 through 2012, as well as other consumer relief and administrative penalties.

•
We have been notified by the New York Department of Financial Services that it intends to propose that we enter into a consent order to close out pending examination report findings. At this time, we do not have clarity around the amounts or specifics of the NYDFS' expected demand.

•
We also have continued to respond to a document subpoena received in 2013 from the Office of the Inspector General of the U.S. Department of Housing and Urban Development requesting production of certain documents related to, among other things, our origination and underwriting process for loans insured by the Federal Housing Administration. Several large mortgage originators that participate in FHA lending programs have been subject to similar investigations, which have resulted in the payment of substantial fines and penalties. However, the range of losses varied significantly for each originator as there were different facts and circumstances underlying each investigation.

We recorded a $34 million increase to our legal reserves in the second quarter of 2015. Our reserves for legal and regulatory contingencies are based upon currently available information and involve significant judgment, taking into account the varying stages and inherent uncertainties of such matters. As such, our estimates may change from time to time and such changes, or the ultimate resolution of any particular matter, could be material to our results of operations, financial position or cash flows.

For more information, see “Part II-Item 1A. Risk Factors-Risks Related to Our Company “We are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, increased costs, and other negative consequences that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation.” in this Form 10-Q, “Part I-Item 1A. Risk Factors-Risks Related to Our Company “Our financial statements are based in part on assumptions and estimates made by our management, including those used in determining fair values of a substantial portion of our assets. If the assumptions or estimates are subsequently proven incorrect or inaccurate, there could be a material adverse effect on our business, financial position, results of operations or cash flows.” in our 2014 Form 10-K, and Note 11, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements.

Capital Structure

In the second quarter of 2015, we completed an exchange for $243 million of principal of our Convertible notes due in 2017, resulting in payment of $274 million in cash and the issuance of 10.076 million shares of our Common stock. We recorded a $30 million pre-tax loss on the transaction. In July 2015, the Company retired substantially all of the remaining notes.

As announced previously, our Board of Directors has authorized up to $250 million in open market purchases of our Common stock through March 31, 2016. In light of the ongoing regulatory uncertainties, the volatile nature of our industry, and our need to increase the scale of our operations to meet our return objectives, we currently believe it is prudent to conserve our liquidity, and have elected to delay the timing of our open market share repurchase program. We will continue to evaluate our overall capital structure and liquidity position, including consideration of the timing and amount of the repurchase program.

Re-Engineering

We remain focused on our efforts to re-engineer our operations and support infrastructure for a stand-alone mortgage business in a lower volume, home purchase driven mortgage market.  If we achieve our private label contract negotiation objectives and expense reduction efforts, we would expect to generate up to $225 million in annualized operating benefits by the end of 2016, including both increases in net revenues and decreases in expenses. Although we have not changed our aggregate expected re-engineering benefits, we have increased our expected revenue benefits and lowered our expense reduction targets.  We have not incurred all of the expected expenses associated with our re-engineering activities and have decreased our expected total one-time costs from $200 million to $175 million. To date, we have spent 26% of the updated total, including $23 million in the second quarter of 2015.

Private Label Contracts.  We expect to generate up to $75 million in annualized operating benefits from renegotiating our private label contracts. Our objectives of these negotiations include addressing pricing economics, appropriate risk sharing, and more balanced terms and conditions. Our private label contract negotiations are progressing consistent with our expectations last quarter. Through June 30, 2015, we have signed agreements that achieve our business and economic objectives with clients representing approximately 50% of our total 2014 private label closing volume.  Our results for the second quarter of 2015 were positively impacted by $8 million of realized operating benefits from these amendments compared to the second quarter of 2014.

For the remaining clients, we believe that we have substantially completed the renegotiation process, and, absent any unforseen circumstances, we expect to execute new agreements during the third quarter of 2015, with operating benefits to be realized beginning in the fourth quarter of 2015.  One client, representing only 3% of our 2014 private label closing volume, has indicated their intention to re-insource their mortgage fulfillment operations and chose not to participate in the renegotiations or renewal.

For more information, see “Part I-Item 1A. Risk Factors-Risks Related to Our Company-"The profitability of our Mortgage Production segment has been adversely affected by the increased mix of fee-based closings originated under our existing private label client contracts. We are currently evaluating a number of alternatives to restructure these contracts to improve the economics of the underlying contractual relationships; however, there can be no assurances that we will be successful in these efforts." in our 2014 Form 10-K.

Expense Reduction.  We expect to generate up to $150 million in annualized operating benefits from expense reduction actions focused on our organizational structure redesign, facilities management, implementing process improvements in both origination and servicing operations and consolidating our vendor relationships.  During the second quarter of 2015, we have realized $18 million in operating benefits as a result of these initiatives as compared to our results in the second quarter of 2014, which represents approximately 48% of our expected annualized benefit.

Growth Initiatives

We intend to invest at least $150 million in select growth opportunities over the balance of 2015 and 2016, to enhance scale and profitability and diversify our revenue streams, which we believe could generate up to $175 million in annualized operating benefits. We have faced certain challenges in executing our strategies and have extended our timelines towards developing organic growth; however, we remain committed to making investments to grow our business and will continue to evaluate inorganic growth opportunities to achieve our objectives. We have not incurred a significant amount of our expected investment in growth opportunities through June 30, 2015.

Production. In our production business, we will be focused on expanding our target market within the existing private label client base, but the timing of this effort has been impacted by the results of our contract negotiations.  In addition, we will focus on growing our origination volume through outsourcing opportunities with regional and community banks.  We will also focus on growing our share in the home purchase market through improved capture rates and additional investments in the real estate channel.  We will evaluate selective inorganic growth investments to leverage our fixed-cost support infrastructure to expand our retail mortgage market presence in a home purchase market.

Servicing. In our servicing business, we are focusing on improving profitability and scale by pursuing growth in both owned servicing and subservicing, and by managing controllable foreclosure and delinquent servicing costs in our owned portfolio.  While we continue to pursue a long term strategy of being a more capital light, fee-based business, in the near term we may take actions to proactively manage our owned portfolio composition to reduce delinquent servicing expenses and invest our cash in income producing assets. Such actions may include evaluating the need to sell, retain or acquire servicing rights with specific characteristics.

For more information, see “Part I—Item 1A. Risk Factors-Risks Related to Our Company—We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, including our initiatives to re-engineer and grow our mortgage business.” and “—Risks Related to Our Common Stock—Our share repurchase programs may affect the market for our common stock, including affecting our share price or increasing share price volatility.” in our 2014 Form 10-K.

RESULTS OF OPERATIONS

Continuing Operations

The following table presents our consolidated results of operations from continuing operations and segment profit or loss for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except per share data)
Origination and other loan fees	$87	$59	$145	$106
Gain on loans held for sale, net	86	80	168	131
Net loan servicing income	69	78	200	120
Net interest expense	(12)	(23)	(29)	(53)
Other income	7	2	14	3
Net revenues	237	196	498	307
Total expenses	311	217	541	421
Loss from continuing operations before income taxes	(74)	(21)	(43)	(114)
Income tax benefit	(18)	(12)	(10)	(45)
Loss from continuing operations, net of tax	(56)	(9)	(33)	(69)
Less: net income attributable to noncontrolling interest	6	4	8	2
Net loss from continuing operations attributable to PHH Corporation	$(62)	$(13)	$(41)	$(71)

Loss per share from continuing operations:
Basic and Diluted	$(1.20)	$(0.23)	$(0.80)	$(1.23)

Segment Profit (Loss):(1)
Mortgage Production segment	$3	$(27)	$(16)	$(87)
Mortgage Servicing segment	(46)	10	11	(19)
Other(2)	(37)	(8)	(46)	(10)

__________________

(1)	Segment profit (loss) is described in Note 14, 'Segment Information' in the accompanying Notes to Condensed Consolidated Financial Statements.

(2)	Includes expenses that are not allocated back to our reportable segments and, for 2014, includes certain general corporate overhead expenses that were previously allocated to the Fleet business.

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

We are devoting substantial resources towards assessing and reacting to regulatory developments, implementing new rules and responding to inquiries, examinations, and proceedings, while meeting the needs and expectations of our clients and customers. We expect the higher legislative and regulatory focus on mortgage origination and servicing practices to continue to result in higher legal, compliance and servicing related costs and heightened risk for potential regulatory fines and penalties.

Our financial results from continuing operations for the second quarter of 2015 reflect expenses for the continued execution of our re-engineering efforts and growth investments and capital structure initiatives. In addition, we have realized operating benefits from these efforts during the second quarter of 2015, including higher fees associated with certain amendments to our private label agreements. For the second half of 2015, we will continue to execute on our strategy to re-engineer our operations and support infrastructure for a stand-alone mortgage business and evaluate select growth opportunities as discussed further under “—Mortgage Re-Engineering” and “—Growth Initiatives” in the Overview section.

Production. Net revenues improved by $45 million, or 35%, compared to the prior year quarter reflecting a 30% increase in total closings, a 5% increase in IRLCs and a 26 basis points, or 10%, increase in average total loan margins.  The increase in total closings was primarily driven by a 67% increase in refinance closings related to relatively lower interest rates during the period. Our Net revenues for the second quarter of 2015 also includes the operating benefits from higher fees associated with certain amendments to our private label agreements. Total expenses increased by $13 million, or 9%, compared to the prior year quarter reflecting an increase in operating expenses from higher closing volume and higher allocated expenses.

Servicing.  Net revenues declined by $7 million compared to the prior year quarter reflecting a decline in Loan servicing income and a decline in our average capitalized loan servicing portfolio. Unfavorable changes in fair value of our mortgage servicing rights and related derivatives were $31 million for the second quarter of 2015, which was consistent with the prior year quarter. Total expenses increased by $49 million, or 86% compared to the prior year quarter reflecting a $34 million provision for legal and regulatory matters, a provision for certain nonrecoverable fees associated with foreclosure activities, an increase in Repurchase and foreclosure-related charges and higher allocated expenses.

Other.  Total expenses before allocations increased by $43 million, or 113%, during the second quarter of 2015 compared to the prior year quarter primarily driven by a $30 million loss associated with the exchange of substantially all of the Convertible notes due in 2017. In addition, Professional and third-party service fees increased by $17 million compared to the second quarter of 2014 primarily related to continuing actions to separate our information technology systems from the Fleet business, the modernization and enhanced security of our information technology systems, implementing new compliance requirements in our origination business and other investments from our growth and re-engineering efforts.

Income Tax Provision or Benefit.  The results of operations for reportable segments are presented on a pre-tax basis and are discussed in more detail in the following sections.  We record our interim tax provision from continuing operations by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable.  Certain results dependent on fair value adjustments are considered to not be reliably estimable, and therefore we record discrete year-to-date income tax provisions on those results.

Our effective income tax rate for the six months ended June 30, 2015 and 2014 was (23.9)% and (39.3)%, respectively.  The effective income tax rate for the six months ended June 30, 2015 included tax expense related to the impacts from changes in the valuation allowance and nondeductible expenses for legal and regulatory matters and premiums paid to exchange the Convertible notes due in 2017 that were partially offset by tax benefits related to income attributable to noncontrolling interest for which no taxes are provided.  See Note 9, 'Income Taxes' in the accompanying Notes to Condensed Consolidated Financial Statements.

Discontinued Operations

During 2014, we entered into a Stock Purchase Agreement to sell all of the issued and outstanding equity interests of our Fleet business, and the transaction was completed effective on July 1, 2014.  As a result of the sale of the Fleet business, Fleet Management Services is no longer a reportable segment, and the results of the Fleet business and transaction-related amounts are included within Loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and have been excluded from continuing operations and segment results for all periods presented. The results of discontinued operations are summarized below:

	June 30, 2014
	Three Months Ended	Six Months Ended
	(In millions)
Net revenues(1)	$415	$820
Total expenses(1)	391	774
Income before income taxes(1)	24	46
Income tax expense	10	16
Loss from sale of discontinued operations, net of tax	(60)	(60)
Loss from discontinued operations, net of tax	$(46)	$(30)
______________

(1)	Represents the results of the Fleet business.

The Loss from sale of discontinued operations, net of tax for the second quarter and six months ended June 30, 2014 both include $52 million of income tax expense associated with the earnings of Canadian subsidiaries that were previously considered to be indefinitely invested. Upon the classification of these entities as held for sale during the second quarter of 2014, the accumulated earnings were no longer deemed to be indefinitely invested and the Company recognized expense related to the cumulative earnings of such Canadian subsidiaries.

Mortgage Production Segment

Throughout 2014, the origination environment shifted to a lower volume, home purchase driven mortgage market; however, during the early part of 2015, the industry experienced a short-term decrease in interest rates that led to a brief increase in refinance application volume and loan margins. The brief rise in application volume is expected to increase total industry closings for 2015 compared to 2014 by 24%; however, Fannie Mae's July 2015 Economic and Housing Outlook is projecting that total industry closings for 2016 will revert back to the same level as 2014, or $1.2 trillion, driven by lower refinance closings.

According to Fannie Mae’s July 2015 Economic and Housing Outlook, refinance closings represented 50% of total industry originations during the second quarter of 2015, a decrease from 58% in the first quarter of 2015, reflecting the industry trend of rising home purchase closings during the spring season.  Consistent with this trend, our refinance closings during the second quarter of 2015 decreased to 49% of our total closings, compared to 59% during the first quarter of 2015.  While interest rates have remained relatively low during the first half of 2015, Fannie Mae’s July 2015 Economic and Housing Outlook, is projecting that interest rates will rise and that industry refinance closings will slow to 40% of total industry closings for the remainder of 2015 and 31% for 2016. See “—Overview—Executive Summary” for a description of our growth initiatives.
A variety of factors could impact the industry, including but not limited to, an increasingly complex regulatory compliance environment, changes to mortgage-backed security programs and the continued curtailment of mortgage-backed security purchases by the Federal Reserve.  Mortgage lenders are also preparing for significant changes to origination and settlement forms required for compliance with the Integrated Mortgage Disclosure Rule under the Real Estate Settlement Procedures Act and Truth in Lending Act, which becomes effective on October 3, 2015 (extended from August 1, 2015 by the CFPB).  The implementation of changes to these forms will require significant modifications and enhancements to mortgage production processes and systems by the effective date.  We have dedicated significant resources towards ensuring compliance with this rule and are currently working towards implementing the required changes to our technology and origination processes. See also “Part II—Item 1A. Risk Factors—Risks Related to Our Company—Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. Any failure of ours to comply with applicable laws, rules, regulations or the terms of agreements with regulators could result in outcomes that could have a material adverse effect on our business, financial position, results of operations or cash flows.” in this Form 10-Q.

Our production segment results in recent periods have been negatively impacted by the higher mix of fee-based closings since the revenue per loan on fee-based closings is generally lower than saleable closings. However, from our efforts to re-engineer our business, we are beginning to realize increases to net revenues from the amendments completed for 50% of our private label agreements (% based on 2014 closing volume). We expect to begin to realize operating benefits beginning in the fourth quarter of 2015 for our remaining clients.

Segment Metrics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ In millions)
Closings:
Saleable to investors	$4,121	$3,292	$7,223	$5,901
Fee-based	7,952	6,002	14,202	10,777
Total	$12,073	$9,294	$21,425	$16,678

Purchase	$6,107	$5,732	$9,923	$9,322
Refinance	5,966	3,562	11,502	7,356
Total	$12,073	$9,294	$21,425	$16,678

Retail - PLS	$8,889	$6,587	$15,936	$12,007
Retail - Real Estate	2,803	2,397	4,822	3,953
Total retail	11,692	8,984	20,758	15,960
Wholesale/correspondent	381	310	667	718
Total	$12,073	$9,294	$21,425	$16,678

Retail - PLS (units)	16,658	13,598	30,283	25,620
Retail - Real Estate (units)	10,176	9,520	17,784	16,272
Total retail (units)	26,834	23,118	48,067	41,892
Wholesale/correspondent (units)	1,632	1,455	2,939	3,118
Total (units)	28,466	24,573	51,006	45,010

Applications:
Saleable to investors	$5,445	$4,906	$10,813	$8,812
Fee-based	8,574	7,940	18,382	14,403
Total	$14,019	$12,846	$29,195	$23,215

Retail - PLS	$9,994	$9,063	$21,424	$16,527
Retail - Real Estate	3,424	3,267	6,566	5,637
Total retail	13,418	12,330	27,990	22,164
Wholesale/correspondent	601	516	1,205	1,051
Total	$14,019	$12,846	$29,195	$23,215

Retail - PLS (units)	19,856	18,868	41,782	35,002
Retail - Real Estate (units)	12,350	12,619	24,056	22,477
Total retail (units)	32,206	31,487	65,838	57,479
Wholesale/correspondent (units)	2,592	2,337	5,174	4,611
Total (units)	34,798	33,824	71,012	62,090

Other:
IRLCs expected to close	$2,158	$2,060	$4,293	$3,810
Total loan margin on IRLCs (in basis points)	299	273	307	281
Loans sold	$3,804	$3,053	$6,768	$5,976

Segment Results:

	Three Months Ended June 30, 2015		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Origination and other loan fees	$87	$59	$145	$106
Gain on loans held for sale, net	86	80	168	131
Net interest expense:
Interest income	11	11	20	18
Secured interest expense	(6)	(7)	(12)	(14)
Unsecured interest expense	(7)	(16)	(15)	(33)
Net interest expense	(2)	(12)	(7)	(29)
Other income	3	2	5	3
Net revenues	174	129	311	211

Salaries and related expenses	57	59	112	121
Commissions	27	21	46	36
Loan origination expenses	25	23	49	42
Professional and third-party service fees	9	9	16	17
Technology equipment and software expenses	1	—	2	1
Occupancy and other office expenses	7	7	14	15
Depreciation and amortization	3	3	6	6
Other operating expenses	36	30	74	58
Total expenses	165	152	319	296
Income (loss) before income taxes	9	(23)	(8)	(85)
Less: net income attributable to noncontrolling interest	6	4	8	2
Segment profit (loss)	$3	$(27)	$(16)	$(87)

Quarterly Comparison:  Mortgage Production segment profit was $3 million during the second quarter of 2015 compared to a segment loss of $27 million during the prior year quarter.  Net revenues increased to $174 million, up $45 million, or 35%, compared to the prior year quarter driven by a higher volume of refinance activity, increases in IRLCs expected to close and total loan margins and lower allocated unsecured interest expense.  Total expenses increased to $165 million, up $13 million, or 9%, compared with the second quarter of 2014 primarily driven by an increase in Corporate overhead allocation and increases in Commissions and Loan origination expenses resulting from higher closing volume.

Net revenues.  Origination and other loan fees were $87 million, up $28 million, or 47%, compared to the prior year quarter.  Origination assistance fees increased by $21 million which was driven by a 23% increase in PLS closing units compared with the second quarter of 2014 and the impact of operating benefits from certain amendments to our private label agreements. The remaining $7 million increase in Origination and other loan fees was largely driven by higher appraisal income and application fees from a 16% increase in total retail closing units.

Gain on loans held for sale, net increased by $6 million, or 8% compared to the prior year quarter.  Lower interest rates during the second quarter of 2015 led to an $8 million increase in gain on loans compared to the prior year quarter which was primarily driven by a 5% increase in IRLCs expected to close and 26 basis points higher total loan margins.

Allocated unsecured interest expense decreased to $7 million, down $9 million, or 56%, compared to the prior year quarter, driven by the impact of our actions related to our capital strategy to reduce our corporate unsecured debt levels.

Total expenses.  Salaries, benefits and incentives decreased to $51 million, down $6 million, or 11%, compared to the prior year quarter.  There was a $3 million decrease associated with the impact from a decline in headcount and the related operating benefits of the actions we took during the first quarter of 2014 to align our cost structure with expected mortgage industry demand.  In addition, during January 2015, we transferred certain employees from our mortgage business into our corporate shared service platform which resulted in a $3 million decrease in Salaries, benefits and incentives compared to the prior year quarter.  The transfer of employees was in response to our ongoing efforts to re-engineer our support infrastructure for a stand-

alone mortgage business. Contract labor and overtime increased by $4 million compared to the prior year quarter primarily due to higher total closing volume.

Commissions were up $6 million, or 29%, compared to the prior year quarter primarily due to a 17% increase in closings from our real estate channel and a 23% increase in PLS closing units compared with the second quarter of 2014.

See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation. During the second quarter of 2015, Corporate overhead allocation increased due to costs associated with the modernization and security of our information technology systems and implementing new compliance requirements in our origination business.

Year-to-Date Comparison: Mortgage Production segment loss was $16 million during the six months ended June 30, 2015 compared to a loss of $87 million during the prior year.  Net revenues increased to $311 million, up $100 million, or 47%, compared to the prior year driven by a higher volume of refinance activity, increases in IRLCs expected to close and total loan margins and lower allocated unsecured interest expense.  Total expenses increased to $319 million, up $23 million, or 8%, compared with the six months ended June 30, 2014 primarily driven by an increase in Corporate overhead allocation and increases in Commissions and Loan origination expenses resulting from higher closing volume, that were partially offset by lower Salaries and related expenses.

Net revenues. Origination and other loan fees were $145 million, up $39 million, or 37%, compared to the prior year.  Origination assistance fees increased by $28 million which was driven by an 18% increase in PLS closing units compared with the six months ended June 30, 2014 and the impact of operating benefits from certain amendments to our private label agreements. The remaining $11 million increase in Origination and other loan fees was largely driven by higher appraisal income and application fees from a 15% increase in total retail closing units.

Gain on loans held for sale, net increased by $37 million, or 28% compared to the prior year.  Relatively lower interest rates during the first half of 2015 led to an increase in application volume and refinance closings.  The $31 million increase in gain on loans compared to the prior year was primarily driven by a 13% increase in IRLCs expected to close and 26 basis points higher total loan margins.  In addition, the change in fair value of Scratch and Dent and certain non-conforming was favorable by $8 million compared to the six months ended June 30, 2014, primarily driven by lower repurchase activity.

Allocated unsecured interest expense decreased to $15 million, down $18 million, or 55%, compared to the prior year driven by the impact of our actions related to our capital strategy to reduce our corporate unsecured debt levels.

Total expenses.  Salaries, benefits and incentives decreased to $103 million, down $15 million, or 13%, compared to the prior year.  There was a $10 million decrease associated with the impact from a decline in headcount and the related operating benefits of the actions we took during the first half of 2014 to align our cost structure with expected mortgage industry demand.  In addition, the transfer of certain employees during January 2015 from our mortgage business into our corporate shared service platform resulted in a $5 million decrease in Salaries, benefits and incentives compared to the prior year.  Contract labor and overtime increased by $6 million compared to the prior year primarily due to higher total closing volume.

Commissions were up $10 million, or 28%, compared to the prior year primarily due to a 22% increase in closings from our real estate channel and an 18% increase in PLS closing units compared with the six months ended June 30, 2014.

Loan origination expenses increased by $7 million, or 17%, compared with the six months ended June 30, 2014 primarily due to a 15% increase in the total number of retail application units.

See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation. During 2015, Corporate overhead allocation increased due to costs associated with the modernization and security of our information technology systems and implementing new compliance requirements in our origination business.

Selected Income Statement Data:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	2015	2014	2015	2014
	(In millions)
Gain on loans held for sale, net:
Gain on loans	$76	$68	$147	$116
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(1)	(2)	(1)	(9)
Economic hedge results	11	14	22	24
Total change in fair value of mortgage loans and related derivatives	10	12	21	15
Total	$86	$80	$168	$131

Salaries and related expenses:
Salaries, benefits and incentives	$51	$57	$103	$118
Contract labor and overtime	6	2	9	3
Total	$57	$59	$112	$121

Other operating expenses:
Corporate overhead allocation	$31	$23	$63	$46
Other expenses	5	7	11	12
Total	$36	$30	$74	$58

Mortgage Servicing Segment

In recent years, we have seen the landscape of the mortgage servicing industry change from the heightened scrutiny of federal, state and local regulators which has resulted in, and will likely continue to result in, higher legal, compliance and servicing related costs across the industry.  Large banks have reduced their market share of servicing in response to new regulations, to meet new capital requirements and to focus on their core client base, while non-bank servicers have increased their market share of outstanding mortgages serviced.  According to Inside Mortgage Finance, 35% of outstanding mortgages at December 31, 2014 were serviced by the top 3 mortgage loan servicers consisting of Wells Fargo, JPMorgan Chase and Bank of America, compared to 37% and 44% at the end of 2013 and 2012, respectively.

In June 2015, the Office of the Comptroller of the Currency determined that six national banks have not met the requirements of consent orders that were issued in 2011 and imposed restrictions on certain ongoing business activities that they conduct, including but not limited to, the acquisition of residential mortgage servicing rights or the outsourcing or subservicing of new residential mortgage servicing activities to third parties. While we do not anticipate that these restrictions will have a direct impact on our business, we will continue to monitor developments in this area to determine if there may be an impact to the mortgage servicing industry as a whole or if there are any limitations on our business activities or growth initiatives. For more information, see “Part II—Item 1A. Risk Factors—Risks Related to Our Company— Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. Any failure of ours to comply with applicable laws, rules, regulations or the terms of agreements with regulators could result in outcomes that could have a material adverse effect on our business, financial position, results of operations or cash flows.” in this Form 10-Q.

Our Mortgage Servicing segment has experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to changes in interest rates and other market risks which can be impacted by, among other factors, conditions in the housing market, general economic factors, including higher unemployment rates, and policies of the Federal Reserve.  Fannie Mae’s July 2015 Economic and Housing Outlook, is projecting that the average 30-year fixed mortgage rate will increase from 3.9% in 2015 to 4.3% in 2016, which we expect would result in an increase in the value of our mortgage servicing right asset as expected prepayments decline.  The earnings of our Mortgage Servicing segment may also be impacted by the extent to which we are able to successfully execute on our growth initiatives described in “—Overview—Executive Summary.”

Segment Metrics:

	June 30,
	2015	2014
	($ In millions)
Total Loan Servicing Portfolio:
Unpaid Principal Balance	$225,227	$225,902

Number of loans in owned portfolio (units)	675,587	778,108
Number of subserviced loans (units)	439,137	402,291
Total number of loans serviced (units)	1,114,724	1,180,399

Capitalized Servicing Portfolio:
Unpaid Principal Balance	$104,705	$123,959
Capitalized servicing rate	0.97%	0.96%
Capitalized servicing multiple	3.4	3.3
Weighted-average servicing fee (in basis points)	29	29

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Total Loan Servicing Portfolio:
Average Portfolio UPB	$224,467	$225,905	$225,148	$226,138

Capitalized Servicing Portfolio:
Average portfolio UPB	$106,728	$125,513	$108,773	$126,837
Payoffs and principal curtailments	5,387	4,807	9,966	8,936
Sales	1,110	554	2,338	678

Segment Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net loan servicing income:
Loan servicing income	$100	$110	$204	$225
Change in fair value of mortgage servicing rights	18	(52)	(8)	(131)
Net derivative (loss) gain related to mortgage servicing rights	(49)	20	4	26
Net loan servicing income	69	78	200	120
Net interest expense:
Interest income	2	1	2	2
Secured interest expense	(3)	(2)	(6)	(4)
Unsecured interest expense	(9)	(10)	(18)	(22)
Net interest expense	(10)	(11)	(22)	(24)
Other income	1	—	3	—
Net revenues	60	67	181	96

Salaries and related expenses	14	14	30	29
Foreclosure and repossession expenses	15	14	30	28
Professional and third-party service fees	7	7	14	14
Technology equipment and software expenses	4	4	8	8
Occupancy and other office expenses	4	5	8	9
Depreciation and amortization	1	—	1	1
Other operating expenses	61	13	79	26
Total expenses	106	57	170	115
Segment (loss) profit	$(46)	$10	$11	$(19)

Quarterly Comparison:  Mortgage Servicing segment loss was $46 million during the second quarter of 2015 compared to a segment profit of $10 million during the prior year quarter.  Net revenues decreased to $60 million, down $7 million compared to the prior year quarter primarily driven by a decline in loan servicing income.  Total expenses increased to $106 million, up $49 million, or 86%, compared with the second quarter of 2014 primarily driven by a provision for legal and regulatory matters, a provision for certain non-recoverable fees associated with foreclosure activities, an increase in Corporate overhead allocations and higher Repurchase and foreclosure-related charges.

Net revenues.  We continued to experience a decline in our capitalized loan servicing portfolio and an increase in our subservicing portfolio driven by the execution of our MSR flow sale arrangements and our fee-based closing volume.  As a result, Servicing fees from our capitalized portfolio decreased to $77 million, down $13 million, or 14%, compared to the prior year quarter driven by a 15% decrease in our average capitalized loan servicing portfolio.  Subservicing fees increased by $3 million, or 23%, compared to the prior year quarter primarily driven by recurring fees charged to certain clients that began in the fourth quarter of 2014 related to compliance with the CFPB’s single point of contact servicing rules and an increase in the average number of loans in our subserviced portfolio.

Relatively lower interest rates during the second quarter of 2015 led to an increase in refinancing closings which resulted in a 21% increase in payoffs in our capitalized loan servicing portfolio compared to the prior year quarter.  The higher payoff activity compared with the second quarter of 2014 and an 11 basis points increase in the average MSR value of prepayments drove an $11 million, or 38%, unfavorable MSR valuation change from actual prepayments of the underlying mortgage loans.

During the second quarter of 2015, Market-related fair value adjustments increased the value of our MSRs by $69 million which was partially offset by $49 million of net losses on MSR derivatives primarily related to an increase in interest rates.  The $69 million positive Market-related fair value adjustments during the second quarter of 2015 is primarily attributable to a 36 basis points increase in the modeled mortgage rate and a steepening of the yield curve. During the second quarter of 2014, Market-related fair value adjustments decreased the value of our MSRs by $12 million which was driven by a 29 basis points decrease in the modeled mortgage rate that was partially offset by a lower sensitivity to higher actual prepayments on our capitalized servicing portfolio.  A decline in interest rates also drove net gains on MSR derivatives of $20 million during the prior year quarter.

Total expenses.  Repurchase and foreclosure-related charges were $4 million for the second quarter of 2015 and were primarily driven by higher expected loss severities, expenses not reimbursed pursuant to government mortgage insurance programs and expenses for repurchase and indemnification claims related to certain private investors. Other expenses increased by $40 million compared with the second quarter of 2014 due to a $34 million provision for legal and regulatory matters and a $6 million provision for certain non-recoverable fees associated with foreclosure activities.

See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation.

Year-to-Date Comparison:  Mortgage Servicing segment profit was $11 million during the six months ended June 30, 2015 compared to a segment loss of $19 million during the prior year.  Net revenues increased to $181 million, up $85 million compared to the prior year primarily driven by positive MSR market-related fair value adjustments that was partially offset by lower net gains on MSR derivatives and a decline in loan servicing income.  Total expenses increased to $170 million, up $55 million, or 48%, compared with the six months ended June 30, 2014 primarily driven by a provision for legal and regulatory matters, a provision for certain non-recoverable fees associated with foreclosure activities, an increase in Corporate overhead allocations and higher Repurchase and foreclosure-related charges.

Net revenues.  Servicing fees from our capitalized portfolio decreased to $156 million, down $26 million, or 14%, compared to the prior year driven by a 14% decrease in our average capitalized loan servicing portfolio.  Subservicing fees increased by $8 million, or 31%, compared to the prior year primarily driven by recurring fees charged to certain clients that began in the fourth quarter of 2014 related to compliance with the CFPB’s single point of contact servicing rules and an increase in the average number of loans in our subserviced portfolio.

Lower interest rates during the first half of 2015 led to an increase in refinancing closings which resulted in a 22% increase in payoffs in our capitalized loan servicing portfolio compared to the prior year.  The higher payoff activity compared with the six months ended June 30, 2014 and an 8 basis points increase in the average MSR value of prepayments drove a $17 million, or 33%, unfavorable MSR valuation change from actual prepayments of the underlying mortgage loans.

Allocated unsecured interest expense decreased to $18 million, down $4 million, or 18%, compared to the prior year which reflects a decline in allocated costs driven by a lower average balance of MSRs and the impact of our actions related to our capital strategy to reduce our corporate unsecured debt levels.

Market-related fair value adjustments increased the value of our MSRs by $81 million during the six months ended June 30, 2015 and we recorded net gains on MSR derivatives of $4 million from changes in interest rates.  The $81 million positive Market-related fair value adjustments during the six months ended June 30, 2015 reflects the impact from a 24 basis points increase in the modeled mortgage rate, a steepening of the yield curve and $46 million of favorable adjustments associated with updates to our prepayment model to align modeled and actual prepayments and changes from market data calibration. During the six months ended June 30, 2014, Market-related fair value adjustments decreased the value of our MSRs by $57 million which was driven by a 42 basis points decrease in the modeled mortgage rate that was partially offset by a lower sensitivity to higher actual prepayments on our capitalized servicing portfolio.  The decline in interest rates also drove net gains on MSR derivatives of $26 million during the prior year.

Total expenses.  Repurchase and foreclosure-related charges were $6 million for the six months ended June 30, 2015 and were primarily driven by higher expected loss severities, expenses not reimbursed pursuant to government mortgage insurance programs and expenses for repurchase and indemnification claims related to certain private investors. Other expenses increased by $40 million compared with the six months ended June 30, 2014 due to a $34 million provision for legal and regulatory matters and a $6 million provision for certain non-recoverable fees associated with foreclosure activities.

See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Loan servicing income:
Servicing fees from capitalized portfolio	$77	$90	$156	$182
Subservicing fees	16	13	34	26
Late fees and other ancillary servicing revenue	11	11	22	24
Curtailment interest paid to investors	(4)	(4)	(8)	(7)
Total	$100	$110	$204	$225

Changes in fair value of mortgage servicing rights:
Actual prepayments of the underlying mortgage loans	$(40)	$(29)	$(68)	$(51)
Actual receipts of recurring cash flows	(11)	(11)	(21)	(23)
Market-related fair value adjustments	69	(12)	81	(57)
Total	$18	$(52)	$(8)	$(131)

Other operating expenses:
Corporate overhead allocation	$10	$7	$21	$15
Repurchase and foreclosure-related charges	4	(1)	6	(1)
Other expenses	47	7	52	12
Total	$61	$13	$79	$26

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

Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net revenues	$3	$—	$6	$—
Salaries and related expenses	14	18	30	30
Professional and third-party service fees	29	12	57	25
Technology equipment and software expenses	4	5	9	8
Occupancy and other office expenses	1	—	2	1
Depreciation and amortization	—	3	2	5
Other operating expenses	33	—	36	2
Total expenses before allocation	81	38	136	71
Corporate overhead allocation:
Mortgage Production segment	(31)	(23)	(63)	(46)
Mortgage Servicing segment	(10)	(7)	(21)	(15)
Total expenses	40	8	52	10
Net loss before income taxes	$(37)	$(8)	$(46)	$(10)

Quarterly Comparison:  Net loss before income taxes was $37 million during the second quarter of 2015, compared to a loss of $8 million during the prior year quarter.  Net revenues were $3 million during the second quarter of 2015 which was primarily driven by income from a transition services agreement related to the sale of the Fleet business. Total expenses before allocations increased to $81 million, up $43 million, or 113%, compared to the prior year quarter primarily driven by a $30 million loss on debt retirement associated with the exchange of convertible debt which was recorded in Other operating expenses during the second quarter of 2015 and an increase in Professional and third-party service fees.

Total expenses.  Salaries and related expenses decreased to $14 million, down $4 million, or 22%, compared to the prior year quarter primarily due to $4 million of higher severance costs incurred during the second quarter of 2014 associated with the re-engineering of our operations and support infrastructure. During January 2015, in response to our ongoing efforts to re-engineer our support infrastructure for a stand-alone mortgage business, we transferred certain employees from our mortgage business into our corporate shared service platform which resulted in a $3 million increase in Salaries, benefits and incentives, that was partially offset by a $2 million decrease in management incentive compensation.

Professional and third-party service fees increased to $29 million, up $17 million, or 142%, compared to the prior year quarter which included $5 million of costs that were not allocated to our reportable segments primarily related to continuing actions to separate our information technology systems from the Fleet business and costs associated with evaluating strategic growth opportunities.  The remaining $12 million increase in Professional and third-party service fees compared to the second quarter of 2014 primarily relates to costs associated with the modernization and security of our information technology systems, implementing new compliance requirements in our origination business, providing services under the transition services agreement and other investments from our growth and re-engineering efforts.

Other operating expenses increased by $33 million compared to the second quarter of 2014 primarily due to a $30 million loss associated with the exchange of the Convertible notes due in 2017.

Year-to-Date Comparison:  Net loss before income taxes was $46 million during the six months ended June 30, 2015, compared to a loss of $10 million during the prior year.  Net revenues were $6 million during the six months ended June 30, 2015 which was primarily driven by income from a transition services agreement related to the sale of the Fleet business. Total expenses before allocations increased to $136 million, up $65 million, or 92%, compared to the prior year primarily driven by a $30 million loss on debt retirement associated with the exchange of convertible debt during 2015 and an increase in Professional and third-party service fees.

Total expenses.  Salaries and related expenses were $30 million during the six months ended June 30, 2015, the same level as the prior year as lower severance costs were offset by higher Salaries and related expenses associated with our headcount. During January 2015, we transferred certain employees from our mortgage business into our corporate shared service platform which resulted in a $5 million increase in Salaries, benefits and incentives compared to the prior year.

Professional and third-party service fees increased to $57 million, up $32 million, or 128%, compared to the prior year which included $12 million of costs that were not allocated to our reportable segments primarily related to continuing actions to separate our information technology systems from the Fleet business and costs associated with evaluating strategic growth opportunities.  The remaining $20 million increase in Professional and third-party service fees compared to the prior year primarily relates to costs associated with the modernization and security of our information technology systems, implementing new compliance requirements in our origination business, providing services under the transition services agreement and other investments from our growth and re-engineering efforts.

Other operating expenses increased by $34 million compared to the six months ended June 30, 2014 primarily due to a $30 million loss associated with the exchange of the Convertible notes due in 2017.

RISK MANAGEMENT

We are exposed to various business risks which may significantly impact our financial results including, but not limited to: (i) interest rate risk; (ii) consumer credit risk; (iii) counterparty and concentration risk; (iv) liquidity risk; and (v) operational risk.

During the six months ended June 30, 2015, there have been no significant changes to our counterparty and concentration risk, liquidity risk or operational risk.  In addition, as of June 30, 2015, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.

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

We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold.  Actual losses incurred in connection with loan repurchases and indemnifications could vary significantly from and exceed the recorded liability and we may be required to increase our loan repurchase and indemnification liability in the future.  Accordingly, there can be no assurance that actual losses or estimates of reasonably possible losses associated with loan repurchases and indemnifications will not be in excess of the recorded liability or that we will not be required to increase the recorded liability in the future.  See Note 10, 'Credit Risk' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our repurchase and foreclosure-related reserves.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of June 30, 2015, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $25 million which primarily relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of our underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.  Our estimate of reasonably possible losses does not represent probable losses and does not include an estimate for any losses related to loans from origination years where the Agencies have substantially completed or resolved their file reviews or related to loans with defects that were excluded from the resolution agreement entered into with Fannie Mae during the fourth quarter of 2014.  Excluded defects include, but are not limited to, loans with certain title defects or with violations of law.

Repurchase and foreclosure-related reserves consist of the following:

	June 30, 2015	December 31, 2014
	(In millions)
Loan repurchase and indemnification liability	$63	$63
Adjustment to value for real estate owned	15	16
Allowance for probable foreclosure losses	14	14
Total	$92	$93

The table below presents the trend over the most recent quarters of our repurchase and foreclosure-related reserves activity and the number of repurchase and indemnification requests received:

	Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	($ In millions)
Balance, beginning of period	$92	$93	$103	$110	$120
Realized losses(1)	(8)	(5)	(19)	(12)	(10)
Increase (decrease) in reserves due to:
Change in assumptions(2)	4	2	4	3	(1)
New loan sales	4	2	5	2	1
Balance, end of period	$92	$92	$93	$103	$110

Repurchase and indemnification requests received (number of loans)	124	144	168	192	194
________________

(1)	For the three months ended December 31, 2014, includes $12 million that was paid to Fannie Mae related to a resolution agreement.

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

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	June 30, 2015			December 31, 2014
	Investor Requests	Insurer Requests	Total (4)	Investor Requests	Insurer Requests	Total (4)
	(In millions)
Agency Invested:
Claim pending (1)	$12	$—	$12	$12	$1	$13
Appealed (2)	14	7	21	10	6	16
Open to review (3)	9	1	10	12	1	13
Agency requests	35	8	43	34	8	42
Private Invested:
Claim pending (1)	5	—	5	3	—	3
Appealed (2)	10	1	11	7	—	7
Open to review (3)	10	—	10	8	1	9
Private requests	25	1	26	18	1	19
Total	$60	$9	$69	$52	$9	$61
__________________

(1)	Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)
Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant.  Based on claims received and appealed during the twelve months ended June 30, 2015 that have been resolved, we were successful in refuting approximately 90% of claims appealed.

(3)	Open to review status represents loans where we have not completed our review process. We appealed approximately 70% of claims received and reviewed during the twelve months ended June 30, 2015.

(4)
Investors may make repurchase demands based on unresolved mortgage insurance rescission notices.  In these cases, the total unresolved requests balance includes certain loans that are currently subject to both an outstanding repurchase demand and an unresolved mortgage insurance rescission notice.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity during the second quarter of 2015 included: unrestricted Cash and cash equivalents; proceeds from the sale or securitization of mortgage loans; proceeds from the sale of newly-created mortgage servicing rights; secured borrowings, including mortgage warehouse and servicing advance facilities; and cash flows from operations.

Our primary operating funding uses for our continuing operations arose from the origination and financing of mortgage loans and the retention of mortgage servicing rights. Our liquidity needs can also be significantly influenced by many factors, including but not limited to, changes in interest rates due to collateral posting requirements from derivative agreements, the levels of repurchase and indemnification requests and other contingent liabilities.

During the second quarter of 2015, we completed an exchange of 99% of our 6.0% Convertible notes due in 2017 for $274 million of cash and 10.076 million shares of our Common stock, as discussed in Note 8, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements. In July 2015, the Company retired substantially all of the remaining notes for $4 million of cash.

As announced previously, our Board of Directors has authorized up to $250 million in open market purchases of our Common stock through March 31, 2016. In light of the ongoing regulatory uncertainties, the volatile nature of our industry, and our need to maintain flexibility to adjust the scale of our operations to meet our return objectives, we currently believe it is prudent to conserve our liquidity, and have elected to delay the timing of our open market share repurchase program. We will continue to evaluate our overall capital structure and liquidity position, including consideration of the timing and amount of the repurchase program.

Given our expectation for business volumes we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.

Further information related to our liquidity and capital resources can be found in our 2014 Form 10-K.

Cash Flows

Our total unrestricted cash position as of June 30, 2015 is approximately $1.0 billion, which includes $78 million of cash in variable interest entities.  We will continue to maintain an excess unrestricted cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we considered in our analysis of cash requirements as of June 30, 2015:

▪	$150 million to $200 million for identified contingencies, including amounts related to mortgage loan repurchases and legal and regulatory matters;

▪	$50 million to $75 million cash reserves for mortgage-related interest rate risk management activities; and

▪	$100 million to $125 million for working capital needs.

After consideration of these total requirements of $300 million to $400 million, we have approximately $480 million to $580 million of excess cash available for operations, excluding cash in variable interest entities.  See “—Overview—Executive Summary” for additional discussion of our plans to use excess cash to execute our strategic priorities.

The following table summarizes the changes in Cash and cash equivalents and, for the six months ended June 30, 2014, amounts also include the activities of our discontinued operations:

	Six Months Ended June 30,
	2015	2014	Change
	(In millions)
Cash (used in) provided by :
Operating activities	$(449)	$526	$(975)
Investing activities	41	(709)	750
Financing activities	107	176	(69)
Net decrease in Cash and cash equivalents	$(301)	$(7)	$(294)

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

During the six months ended June 30, 2015, cash used in our operating activities was $449 million which primarily was driven by the impact of timing differences between the origination and sale of mortgages as Mortgage loans held for sale increased by $449 million between June 30, 2015 and December 31, 2014. In addition, cash used in our operating activities included losses from operations related to the pricing levels and mix of closings of our private label agreements and cash investments related to our growth and re-engineering efforts.

During the six months ended June 30, 2014, cash provided by operating activities was $526 million which was primarily reflective of positive cash flows from our Mortgage Servicing segment and from our discontinued operations that were partially offset by the use of cash in our Mortgage Production segment. Cash flows in our Mortgage Production segment reflected the use of cash associated with timing differences between the origination and sale of mortgage loans and the unfavorable pricing levels and mix of closings of our private label agreements.

Investing Activities

Cash flows from investing activities include changes in the funding requirements of restricted cash, investments for our mortgage business, proceeds on the sale of mortgage servicing rights and the investing activities of our discontinued operations.

During the six months ended June 30, 2015, cash provided by our investing activities was $41 million, which was primarily driven by $36 million of cash received from proceeds from the sale of mortgage servicing rights related to sales under our MSR flow sale arrangements and a population of highly delinquent government insured loans that was completed during the fourth quarter of 2014.

During the six months ended June 30, 2014, cash used in our investing activities was $709 million, which primarily consisted of $649 million in net cash outflows from the purchase and sale of vehicles from our discontinued operations and an $87 million net increase in Restricted cash primarily due to a $19 million increase related to a new servicing advance facility and a $59 million increase due to the overcollateralization for securitizations of our discontinued operations.

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

During the six months ended June 30, 2014, our cash flows from financing activities also include proceeds from and payments on borrowings under our vehicle management asset-backed debt, which was used to fund our discontinued operations. We transferred the subsidiaries that issued vehicle management asset-backed debt to Element Financial Corporation in connection with the completion of the sale of the Fleet business.

During the six months ended June 30, 2015, cash provided by our financing activities was $107 million which primarily related to $387 million of net proceeds on secured borrowings primarily resulting from the increased funding requirements for Mortgage loans held for sale that was partially offset by a $273 million cash payment to complete the exchange of the Convertible notes due in 2017.

During the six months ended June 30, 2014, cash provided by our financing activities was $176 million which primarily related to $190 million of net proceeds on secured borrowings, $56 million of which was provided by our discontinued operations. The remaining $134 million of net proceeds on secured borrowings resulted from increased funding requirements for Mortgage loans held for sale and $60 million related to the issuance of asset-backed notes secured by servicing advance receivables.

Debt

The following table summarizes our Debt as of June 30, 2015:

	Balance	Collateral(1)
	(In millions)
Warehouse facilities	$1,207	$1,263
Servicing advance facility	88	144
Unsecured debt	617	—
Total	$1,912	$1,407

_________________

(1)	Assets held as collateral are not available to pay our general obligations.

See Note 8, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding the components of our debt.

Warehouse Facilities

Mortgage warehouse facilities consisted of the following as of June 30, 2015:

	Balance	Total Capacity	Available Capacity(1)	Maturity Date
		(In millions)
Debt:
Committed facilities:
Credit Suisse First Boston Mortgage Capital LLC	$424	$575	$151	06/17/2016
Fannie Mae	69	500	431	12/13/2015
Bank of America, N.A.	347	400	53	12/18/2015	(2)
Wells Fargo Bank, N.A.	367	450	83	4/1/2016
Committed warehouse facilities	1,207	1,925	718
Uncommitted facilities:
Fannie Mae	—	2,500	2,500	n/a
Total	$1,207	$4,425	$3,218

Off-Balance Sheet Gestation Facilities:
Uncommitted facilities:
JP Morgan Chase Bank, N.A.	$—	$250	$250	n/a

___________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)	The maturity date of this facility may be extended at our election until December 16, 2016, if certain extension conditions are satisfied.

Servicing Advance Funding Arrangements

As of June 30, 2015, there are $671 million of Servicing advance receivables, net on our Condensed Consolidated Balance Sheets, including $361 million funded by subservicing clients, $88 million funded by our servicing advance facility and $222 million funded from our capital.

On June 11, 2015, we issued variable funding notes to Wells Fargo and the proceeds were used to pay in full all amounts owed under our prior servicing advance facility, due to our prior committed purchaser's intention to exit the mortgage financing business, as discussed in Note 8, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements.

Funding arrangements related to servicing advances consisted of the following as of June 30, 2015:

	Balance	Total Capacity	Available Capacity(1)	Maturity Date
		(In millions)
Debt:
PSART Servicing Advance facility	$88	$155	$67	06/15/17	(2)
Subservicing advance liabilities:
Client-funded amounts	361	n/a	n/a	n/a
Total	$449
__________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)
The facility has a revolving period through June 15, 2016, after which the facility goes into amortization.  The maturity date of June 15, 2017 presented above represents the final repayment date of the amortizing notes.

Unsecured Debt

During the second quarter of 2015, we completed the offer to exchange $243 million aggregate principal of our 6.0% Convertible notes due in 2017 as discussed in Note 8, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements.

Unsecured borrowing arrangements consisted of the following as of June 30, 2015:

	Balance	Maturity Date
	(In millions)
6% Convertible notes due in 2017	$2	6/15/2017	(1)
7.375% Term notes due in 2019	275	9/1/2019
6.375% Term notes due in 2021	340	8/15/2021
Total	$617	0
 _________________

(1)	In July 2015, the Company retired substantially all of the remaining notes.

As of July 30, 2015, our credit ratings on our senior unsecured debt were as follows:

	Senior Debt	Short-Term Debt
Moody’s Investors Service	Ba3	NP
Standard & Poors	B+	B

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

 Debt Covenants

There were no significant amendments to the terms of debt covenants during the six months ended June 30, 2015.  As of June 30, 2015, we were in compliance with all financial covenants related to our debt arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The critical accounting policies and estimates used in the preparation of our financial statements are described under “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2014 Form 10-K. Other than with respect to the discussion below, there have been no material changes from the disclosure in our Form 10-K.

Reserves for Legal and Regulatory Contingencies
We are currently subject to various regulatory investigations, examinations and inquires related to our mortgage origination and servicing practices. In addition, we are defendants in various legal proceedings, which include private and civil litigation. The measurement of our reserves for legal and regulatory contingencies is a critical accounting estimate because of the significant judgment involved in estimating the likelihood and range of potential liability involved, uncertainty related to the potential outcome of certain matters, coupled with the material impact on our results of operations, cash flows and financial position that could result from changes in our estimates or the ultimate resolution of these matters.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1, 'Summary of Significant Accounting Policies' in the accompanying Notes to Condensed Consolidated Financial Statements.

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

We used June 30, 2015 market rates to perform a sensitivity analysis that measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.  The estimates assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our Mortgage pipeline, Mortgage servicing rights and related derivatives and unsecured debt that are sensitive to interest rates as of June 30, 2015 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
	(In millions)
Mortgage pipeline:
Mortgage loans held for sale	$26	$17	$9	$(11)	$(23)	$(48)
Interest rate lock commitments(1)	30	21	12	(14)	(30)	(66)
Forward loan sale commitments(1)	(59)	(39)	(21)	24	50	106
Option contracts(1)	—	—	—	1	3	7
Total Mortgage pipeline	(3)	(1)	—	—	—	(1)

MSRs and related derivatives:
Mortgage servicing rights	(250)	(116)	(56)	51	96	172
Derivatives related to MSRs(1)	142	65	30	(23)	(43)	(74)
Total MSRs and related derivatives	(108)	(51)	(26)	28	53	98

Unsecured term debt	(28)	(14)	(7)	7	13	26
Total, net	$(139)	$(66)	$(33)	$35	$66	$123
__________________

(1)	Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 11, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

This Item 1A. should be read in conjunction with "Part I—Item 1A. Risk Factors" in our 2014 Form 10-K. Other than with respect to the discussion below, there have been no material changes from the risk factors disclosed in our Form 10-K.

Risks Related to Our Company
We are subject to litigation, regulatory investigations, inquiries and proceedings and we may incur fines, penalties, increased costs, and other negative consequences that could negatively impact our future results of operations, liquidity and cash flows or damage our reputation.
There has been a heightened focus of regulators on the practices of the mortgage industry. Consistent with other mortgage originators and servicers, we are subject to regulatory investigations, examinations, inquiries and proceedings from regulators and attorneys general of certain states as well as various governmental agencies, with respect to our lending practices or mortgage servicing practices, including foreclosure and loss mitigation. In addition, we are defendants in various legal proceedings, including private and civil litigation.
Certain of our existing proceedings are as follows: In June 2014, we received a final order of the Director of the CFPB, finding that our former reinsurance activities violated certain provisions of RESPA; the order requires us to disgorge $109 million. We continue to believe that we have complied with RESPA and other laws applicable to our former mortgage reinsurance activities, and have filed an appeal to the United States Court of Appeals, but there can be no assurances as to the final outcome of any such appeal. In July 2015, we received a settlement proposal from a multistate coalition of certain mortgage banking related to our legacy servicing practices that would require us to pay a substantial amount, including administrative penalties and payments to borrowers, and proposing that we comply with national servicing standards, submit our servicing activities to monitoring for compliance, and other injunctive relief. In addition, we received a document subpoena from the Office of the Inspector General of the U.S. Department of Housing and Urban Development ("HUD OIG") requesting production of certain documents related to, among other things, our origination and underwriting process for loans insured by the Federal Housing Administration. We have also been notified by the New York Department of Financial Services ("NYDFS") that it intends to propose that we enter into a consent order to close out pending examination report findings. For the HUD OIG and NYDFS matters, given the current status and nature of the matters, uncertainties about the nature of any demands or claims against us that may result, among other factors, we cannot estimate an amount of probable loss, a range of possible loss or the maximum amount of possible loss in connection with each matter.
For more information regarding our existing matters, see Note 11, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements.
We are devoting substantial resources towards responding to inquiries, examinations and proceedings and are incurring increased costs with respect to these efforts. Our legal and regulatory matters are at varying procedural stages and the ultimate resolution of any of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us, payments made in settlement arrangements, as well as monetary payments, enhanced compliance requirements, changes in our business processes or procedures, limitations on our ability to pursue business strategies, or other agreements and obligations any of which could have a material adverse effect on our business, financial position, results of operations, liquidity or cash flows.
Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. Any failure of ours to comply with applicable laws, rules, regulations or the terms of agreements with regulators could result in outcomes that could have a material adverse effect on our business, financial position, results of operations or cash flows.
Our business is subject to extensive regulation by federal, state and local government authorities and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on how we conduct our business. These laws, regulations and judicial and administrative decisions include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; compliance with federal and state disclosure and licensing requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; other trade practices; and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. In addition, as an outcome of agreements or orders reached with government regulators, we may be subject to enhanced compliance monitoring, reporting requirements, changes to our business processes and procedures, and other agreements or obligations related to our origination and servicing activities. Further, by agreement with our private-label clients we are required to comply with additional requirements that our clients may be subject to through their regulators.
In recent years, there have been a number of developments in laws and regulations and other financial reform legislation that are expected to impact our business.  These developments include but are not limited to: (i) regulations from the Dodd-Frank Act; (ii) proposed changes to the infrastructures of Fannie Mae and Freddie Mac; and (iii) current rules proposed and adopted by the CFPB, including the implementation of changes to mortgage origination and settlement forms currently required under the Truth in Lending Act and Real Estate Settlement Procedures Act of 1974 which require significant modifications and enhancements to our mortgage production processes and systems to be in effect by October 3, 2015. Certain provisions of the Dodd-Frank Act and of pending legislation in the U.S. Congress may impact the operation and practices of Fannie Mae and Freddie Mac, and could reduce or eliminate the GSE’s ability to issue mortgage-backed securities, which would materially and adversely affect our business and could require us to fundamentally change our business model since we sell substantially all of our loans pursuant to GSE-sponsored programs.
We expect the higher legislative and regulatory focus on mortgage origination and servicing practices to continue to result in higher legal, compliance and servicing-related costs, heightened risk for potential regulatory fines, penalties, and actions required for injunctive relief and such developments may result in limitations on our ability to pursue business strategies, or otherwise adversely affect the manner in which we conduct our business. While we maintain systems and procedures to ensure that we comply with applicable laws and regulations and devote resources towards managing, assessing and reacting to developments, there can be no assurances that these measures will be effective or that changes will be implemented by the required deadlines.
Our failure to comply with applicable laws, rules, regulations or the terms of agreements with regulators could result in:

•	loss of our approvals to engage in our origination and servicing businesses and/or other limitations on our ability to originate or service loans;

•	government investigations and enforcement actions;

•	litigation;

•	required payments of fines, penalties, settlements or judgments;

•	the termination of our private-label agreements; and/or

•	inability to fund our business, or otherwise operate our business.
Any of these outcomes could have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 15, 2015, the Company completed an exchange of $243 million aggregate principal of its 6.0% Convertible notes due in 2017 for $274 million of cash, which included accrued and unpaid interest, and 10.076 million shares of the Company’s Common stock for the conversion value in excess of principal. The shares were settled on June 18, 2015. These shares of Common stock were issued in reliance on Section 3(a)(9) of the Securities Exchange Act, as the shares were issued to existing holders of securities of the Company and no commission or other remuneration was paid or given, directly or indirectly, for soliciting the exchange.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 26, 2014, our Board of Directors authorized up to $450 million in share repurchases, including $200 million of accelerated stock repurchases (ASR) which we completed in March 2015, and up to $250 million in open market purchases over the twelve months following the completion of the ASR expiring no later than March 31, 2016. In the second quarter of 2015, we did not complete any share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August, 2015.

PHH CORPORATION

By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer

By:	/s/ Robert B. Crowl
Robert B. Crowl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael R. Bogansky
Michael R. Bogansky
Senior Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

10.1	Offer to Exchange 6.00% Convertible Senior Notes Due 2017.	Incorporated by reference to Exhibit 99.(a)(1)(A) to our Tender Offer Statement on Schedule TO filed on May 6, 2015.

10.2	Form of Letter of Transmittal regarding Offer to Exchange.	Incorporated by reference to Exhibit 99.(a)(1)(B) to our Tender Offer Statement on Schedule TO filed on May 6, 2015.

10.3	Form of Letter to DTC Participants regarding Offer to Exchange.	Incorporated by reference to Exhibit 99.(a)(1)(C) to our Tender Offer Statement on Schedule TO filed on May 6, 2015.

10.4	Form of Letter to Clients regarding Offer to Exchange for use by brokers, dealers, commercial banks, trust companies and other nominees.	Incorporated by reference to Exhibit 99.(a)(1)(D) to our Tender Offer Statement on Schedule TO filed on May 6, 2015.

10.5	Form of Notice of Voluntary Offering Instructions regarding Offer to Exchange.	Incorporated by reference to Exhibit 99.(a)(1)(E) to our Tender Offer Statement on Schedule TO filed on May 6, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.