Form 10-Q
period 2015-09-30
PHH CORP
filed 2015-11-05
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 29, 2015, 59,849,250 shares of PHH Common stock were outstanding.

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

Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part II—Item 1A. Risk Factors” in this Form 10-Q, “Part I—Item 1A. Risk Factors” in our 2014 Form 10-K and those factors described below:

▪	our ability to successfully re-engineer our mortgage business, re-negotiate our private label agreements, and implement changes to meet our operational and financial objectives;

▪	the effects of market volatility or macroeconomic changes on the availability and cost of our financing arrangements and the value of our assets;

▪	the effects of changes in current interest rates on our business, the value of our mortgage servicing rights and our financing costs;

▪	our decisions regarding the use of derivatives related to mortgage servicing rights, if any, and the resulting potential volatility of the results of operations of our business;

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

▪
the effects of any significant adverse changes in the underwriting criteria or the existence or the programs of government-sponsored entities, including Fannie Mae and Freddie Mac, including any changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other actions of the federal government;

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

▪
the effects of the outcome or resolutions of any inquiries, investigations or appeals related to our mortgage origination or servicing activities, any litigation related to our mortgage origination or servicing activities, or any related fines, penalties and increased costs, and the associated impact on our liquidity;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Origination and other loan fees	$75	$64	$220	$170
Gain on loans held for sale, net	69	69	237	200
Net loan servicing income:
Loan servicing income	94	110	298	335
Change in fair value of mortgage servicing rights	(115)	(84)	(123)	(215)
Net derivative gain related to mortgage servicing rights	50	—	54	26
Net loan servicing income	29	26	229	146
Net interest expense:
Interest income	13	13	35	33
Secured interest expense	(9)	(9)	(27)	(27)
Unsecured interest expense	(11)	(22)	(44)	(77)
Net interest expense	(7)	(18)	(36)	(71)
Other income	3	11	17	14
Net revenues	169	152	667	459
EXPENSES
Salaries and related expenses	79	98	251	278
Commissions	19	22	65	58
Loan origination expenses	23	22	72	64
Foreclosure and repossession expenses	11	14	41	42
Professional and third-party service fees	39	33	126	89
Technology equipment and software expenses	9	10	28	27
Occupancy and other office expenses	15	12	39	37
Depreciation and amortization	4	6	13	18
Other operating expenses	57	64	162	89
Total expenses	256	281	797	702
Loss from continuing operations before income taxes	(87)	(129)	(130)	(243)
Income tax benefit	(40)	(44)	(50)	(89)
Loss from continuing operations, net of tax	(47)	(85)	(80)	(154)
Income from discontinued operations, net of tax	—	303	—	273
Net (loss) income	(47)	218	(80)	119
Less: net income attributable to noncontrolling interest	3	3	11	5
Net (loss) income attributable to PHH Corporation	$(50)	$215	$(91)	$114

Basic (loss) earnings per share:
From continuing operations	$(0.84)	$(1.64)	$(1.68)	$(2.83)
From discontinued operations	—	5.64	—	4.86
Total attributable to PHH Corporation	$(0.84)	$4.00	$(1.68)	$2.03
Diluted (loss) earnings per share:
From continuing operations	$(0.84)	$(1.64)	$(1.68)	$(2.83)
From discontinued operations	—	5.64	—	4.86
Total attributable to PHH Corporation	$(0.84)	$4.00	$(1.68)	$2.03

 See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(47)	$218	$(80)	$119
Other comprehensive income (loss), net of tax:
Change in unfunded pension liability, net	—	—	1	—
Currency translation adjustment	—	(22)	—	(22)
Total other comprehensive income (loss), net of tax	—	(22)	1	(22)
Total comprehensive (loss) income	(47)	196	(79)	97
Less: comprehensive income attributable to noncontrolling interest	3	3	11	5
Comprehensive (loss) income attributable to PHH Corporation	$(50)	$193	$(90)	$92

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$982	$1,259
Restricted cash	43	56
Mortgage loans held for sale	783	915
Accounts receivable, net	88	123
Servicing advances, net	743	694
Mortgage servicing rights	927	1,005
Property and equipment, net	46	36
Other assets	253	208
Total assets (1)	$3,865	$4,296

LIABILITIES
Accounts payable and accrued expenses	$228	$244
Subservicing advance liabilities	361	347
Debt	1,390	1,739
Deferred taxes	199	262
Loan repurchase and indemnification liability	66	63
Other liabilities	142	70
Total liabilities (1)	2,386	2,725
Commitments and contingencies (Note 11)	—	—

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized;
none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized;
59,848,025 shares issued and outstanding at September 30, 2015;
51,143,723 shares issued and outstanding at December 31, 2014	1	1
Additional paid-in capital	986	989
Retained earnings	470	566
Accumulated other comprehensive loss(2)	(10)	(11)
Total PHH Corporation stockholders’ equity	1,447	1,545
Noncontrolling interest	32	26
Total equity	1,479	1,571
Total liabilities and equity	$3,865	$4,296

See accompanying Notes to Condensed Consolidated Financial Statements.

Continued.

CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(Unaudited)
(In millions)

(1) The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle the obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$101	$85
Restricted cash	12	23
Mortgage loans held for sale	379	378
Accounts receivable, net	11	8
Servicing advances, net	159	155
Property and equipment, net	1	1
Other assets	8	8
Total assets	$671	$658

LIABILITIES
Accounts payable and accrued expenses	$19	$16
Debt	456	443
Other liabilities	11	11
Total liabilities	$486	$470

(2) Includes amounts recorded related to the Company’s defined benefit pension plan, net of income tax benefits of $6 million as of both September 30, 2015 and December 31, 2014.  During both the three and nine months ended September 30, 2015, there were no amounts reclassified out of Accumulated other comprehensive loss. During both the three and nine months ended September 30, 2014, the Company realized a $22 million currency translation gain and reclassified the amount to Income from discontinued operations, net of tax.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In millions, except share data)

	PHH Corporation Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Nine Months Ended September 30, 2015
Balance at December 31, 2014	51,143,723	$1	$989	$566	$(11)	$26	$1,571
Total comprehensive (loss) income	—	—	—	(91)	1	11	(79)
Distributions to noncontrolling interest	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	7	—	—	—	7
Stock issued under share-based payment plans	202,901	—	2	—	—	—	2
Repurchase of Common stock	(1,574,252)	(1)	5	(5)	—	—	(1)
Conversion of Convertible Notes	10,075,653	1	(19)	—	—	—	(18)
Recognition of deferred taxes related to Convertible notes	—	—	2	—	—	—	2
Balance at September 30, 2015	59,848,025	$1	$986	$470	$(10)	$32	$1,479

Nine Months Ended September 30, 2014
Balance at December 31, 2013	57,265,517	$1	$1,142	$507	$16	$24	$1,690
Total comprehensive (loss) income	—	—	—	114	(22)	5	97
Stock compensation expense	—	—	6	—	—	—	6
Stock issued under share-based payment plans	537,520	—	15	—	—	—	15
Repurchase of Common stock	(6,962,695)	—	(178)	(22)	—	—	(200)
Conversion of Convertible Notes	—	—	(4)	—	—	—	(4)
Recognition of deferred taxes related to Convertible notes	—	—	4	—	—	—	4
Balance at September 30, 2014	50,840,342	$1	$985	$599	$(6)	$29	$1,608

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(80)	$119
Adjustments to reconcile Net (loss) income to net cash provided by operating activities:
Net gain on sale of business	—	(243)
Capitalization of originated mortgage servicing rights	(80)	(76)
Net loss on mortgage servicing rights and related derivatives	69	189
Vehicle depreciation	—	596
Other depreciation and amortization	13	23
Loss on early extinguishment of debt	30	24
Origination of mortgage loans held for sale	(10,910)	(9,555)
Proceeds on sale of and payments from mortgage loans held for sale	11,245	9,845
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(218)	(162)
Deferred income tax benefit	(54)	(54)
Other adjustments and changes in other assets and liabilities, net	44	(51)
Net cash provided by operating activities	59	655
Cash flows from investing activities:
Net cash received on derivatives related to mortgage servicing rights	49	22
Proceeds on sale of mortgage servicing rights	45	29
Purchases of property and equipment	(25)	(11)
Decrease (increase) in restricted cash	13	(78)
Proceeds from sale of business, net of cash transferred and transaction costs	—	1,090
Purchases of certificates of deposit	—	(250)
Investment in vehicles	—	(850)
Proceeds on sale of investment vehicles	—	201
Other, net	2	6
Net cash provided by investing activities	84	159
Cash flows from financing activities:
Proceeds from secured borrowings	13,845	14,246
Principal payments on secured borrowings	(13,978)	(14,222)
Principal payments on unsecured borrowings	(245)	(425)
Cash tender premiums for convertible debt	(30)	—
Issuances of Common stock	2	10
Repurchase of Common stock	—	(200)
Cash paid for debt issuance costs	(6)	(14)
Distributions to noncontrolling interest	(5)	—
Other, net	(3)	(3)
Net cash used in financing activities	(420)	(608)
Net (decrease) increase in Cash and cash equivalents	(277)	206
Cash and cash equivalents at beginning of period	1,259	1,245
Cash and cash equivalents at end of period	$982	$1,451

Supplemental Disclosure of Cash Flows Information:
Payments for debt retirement premiums	$—	$22

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

Interest.  In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the Balance Sheets as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts.  In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line-of-Credit Arrangements” which states due to the lack of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these updates are to be applied retrospectively, and are effective for the first interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The adoption will impact the Company's balance sheet presentation, and will result in a reclassification of an insignificant balance of deferred costs from Other assets to Debt, but will not impact the Company’s results of operations or cash flows.

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

Revenue Recognition. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date,” which defers the effective date for ASU 2014-09, “Revenue from Contracts with Customers.” The update defers the effective date of the new revenue recognition guidance for one year, therefore the guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company is currently evaluating the impact of adopting this new standard.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Discontinued Operations

During the second quarter of 2014, the Company entered into a definitive agreement to sell its Fleet business and the sale was completed effective on July 1, 2014.

The results of discontinued operations are summarized below:

	September 30, 2014
	Three Months Ended	Nine Months Ended
	(In millions)
Net revenues(1)	$—	$820
Total expenses(1)	—	774
Income before income taxes(1)	—	46
Income tax expense	—	16
Gain from sale of discontinued operations, net of tax	303	243
Income from discontinued operations, net of tax	$303	$273
______________

(1)	Represents the results of the Fleet business.

The Gain from sale of discontinued operations, net of tax for the three and nine months ended September 30, 2014 includes a gain of $22 million resulting from the reclassification of currency translation adjustments from Accumulated other comprehensive income. The income tax expense related to the Gain on sale of discontinued operations was $183 million and $228 million for the three and nine months ended September 30, 2014, respectively. For the nine months ended September 30, 2014, income tax expense related to the gain includes $52 million of expense associated with the earnings of Canadian subsidiaries that were previously considered to be indefinitely invested. Upon the classification of these entities as held for sale during the second quarter of 2014, the accumulated earnings were no longer deemed to be indefinitely invested and the Company recognized expense related to the cumulative earnings of such Canadian subsidiaries.

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

In June 2015, the Company completed an offer to exchange its 6.0% Convertible notes due in 2017. The principal amount of the notes was settled in cash and the amount by which the conversion value exceeded the principal of the converted notes was settled in shares, resulting in the issuance of 10,075,653 shares. The shares were settled on June 18, 2015 and increased the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings or loss per share. See Note 8, 'Debt and Borrowing Arrangements' for further discussion.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of any contingently issuable securities where the contingency has not been met and excludes the effect of securities that would be anti-dilutive.  Anti-dilutive securities may include:

▪	outstanding stock-based compensation awards representing shares from restricted stock units and stock options;

▪	stock assumed to be issued related to convertible notes; and

▪	sold warrants related to the Company's Convertible notes due in 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shares associated with anti-dilutive securities are outlined in the table below.

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except share and per share data)
Loss from continuing operations, net of tax	$(47)	$(85)	$(80)	$(154)
Less: net income attributable to noncontrolling interest	3	3	11	5
Net loss from continuing operations attributable to PHH Corporation	(50)	(88)	(91)	(159)
Income from discontinued operations, net of tax	—	303	—	273
Net (loss) income attributable to PHH Corporation	$(50)	$215	$(91)	$114

Weighted-average common shares outstanding—basic & diluted(1)	59,830,544	53,781,049	54,078,072	56,307,165

Basic (loss) earnings per share:
From continuing operations	$(0.84)	$(1.64)	$(1.68)	$(2.83)
From discontinued operations	—	5.64	—	4.86
Total attributable to PHH Corporation	$(0.84)	$4.00	$(1.68)	$2.03

Diluted (loss) earnings per share:
From continuing operations	$(0.84)	$(1.64)	$(1.68)	$(2.83)
From discontinued operations	—	5.64	—	4.86
Total attributable to PHH Corporation	$(0.84)	$4.00	$(1.68)	$2.03

———————

(1)
For all periods presented, the Company had a net loss from continuing operations attributable to PHH Corporation and, as a result, there were no potentially dilutive securities included in the denominator for computing dilutive earnings per share.

The following table summarizes anti-dilutive securities excluded from the computation of diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Outstanding stock-based compensation awards(1)	1,386,775	1,575,780	1,386,775	1,575,780
Assumed conversion of debt securities	7,001	8,794,619	5,804,349	9,124,934

———————

(1)	For the three and nine months ended September 30, 2015, excludes 589,897 shares that are contingently issuable for which the contingency has not been met.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Transfers and Servicing of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and the Government National Mortgage Association (collectively, the “Agencies”) or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: mortgage servicing rights and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests).  During the nine months ended September 30, 2015, the Company did not retain any interest from sales or securitizations other than mortgage servicing rights.  See Note 10, 'Credit Risk' for a further description of recourse obligations.

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the portfolio associated with loans subserviced for others.  The total servicing portfolio was $226.9 billion and $227.3 billion, as of September 30, 2015 and December 31, 2014, respectively.  Mortgage servicing rights (“MSRs”) recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

The Company has agreements to sell a portion of its newly-created mortgage servicing rights to third parties, and will have continuing involvement as subservicer.  As of September 30, 2015, the Company had commitments to sell mortgage servicing rights related to $168 million of the unpaid principal balance of mortgage loans held for sale and interest rate lock commitments that are expected to result in closed loans and $284 million of the unpaid principal balance of loans in the capitalized servicing portfolio.  As of September 30, 2015, the fair value of the MSRs subject to sale commitments and associated with the loans in the capitalized portfolio was $3 million.

The activity in the loan servicing portfolio associated with capitalized mortgage servicing rights consisted of:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Balance, beginning of period	$112,686	$129,145
Additions	7,086	6,986
Payoffs and curtailments	(14,854)	(13,859)
Sales	(3,080)	(2,471)
Balance, end of period	$101,838	$119,801

The activity in capitalized MSRs consisted of:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Balance, beginning of period	$1,005	$1,279
Additions	80	76
Sales	(35)	(26)
Changes in fair value due to:
Realization of expected cash flows	(132)	(118)
Changes in market inputs or assumptions used in the valuation model	9	(97)
Balance, end of period	$927	$1,114

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Servicing fees from capitalized portfolio	$72	$88	$228	$270
Late fees	4	5	11	13
Other ancillary servicing revenue	4	6	19	22

As of September 30, 2015 and December 31, 2014, the MSRs had a weighted-average life of 6.4 years and 5.7 years, respectively. See Note 12, 'Fair Value Measurements' for additional information regarding the valuation of MSRs.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Proceeds from new loan sales or securitizations	$7,267	$7,205
Servicing fees from capitalized portfolio(1)	228	270
Purchases of delinquent or foreclosed loans (2)	(112)	(24)
Servicing advances (3)	(1,576)	(1,507)
Repayment of servicing advances (3)	1,527	1,487
____________________

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Includes purchases of repurchase eligible loans and excludes indemnification payments to investors and insurers of the related mortgage loans.

(3)
Outstanding servicing advance receivables are presented in Servicing advances, net in the Condensed Consolidated Balance Sheets, except for advances related to loans in foreclosure or real estate owned, which are included in Other assets.

During the three and nine months ended September 30, 2015, pre-tax gains of $82 million and $231 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Condensed Consolidated Statements of Operations.

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

The following table summarizes the gross notional amount of derivatives:

	September 30, 2015	December 31, 2014
	(In millions)
Interest rate lock commitments	$1,470	$1,185
Forward delivery commitments	3,555	3,893
Option contracts	60	213
MSR-related agreements	3,945	4,013

The following tables present the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	September 30, 2015
	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$4	$(5)	$1	$—
MSR-related agreements	55	(3)	(40)	12
Derivative assets subject to netting	59	(8)	(39)	12
Not subject to master netting arrangements:
Interest rate lock commitments	29	—	—	29
Forward delivery commitments	1	—	—	1
Derivative assets not subject to netting	30	—	—	30
Total derivative assets	$89	$(8)	$(39)	$42

	Gross Liabilities	Offsetting Receivables	Cash Collateral Paid	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$14	$(8)	$(3)	$3
Not subject to master netting arrangements:
Forward delivery commitments	2	—	—	2
Total derivative liabilities	$16	$(8)	$(3)	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$—	$—
MSR-related agreements	66	(2)	(56)	8
Derivative assets subject to netting	68	(4)	(56)	8
Not subject to master netting arrangements:
Interest rate lock commitments	22	—	—	22
Forward delivery commitments	3	—	—	3
Derivative assets not subject to netting	25	—	—	25
Total derivative assets	$93	$(4)	$(56)	$33

	Gross Liabilities	Offsetting Receivables	Cash Collateral Paid	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$9	$(4)	$(3)	$2
Not subject to master netting arrangements:
Forward delivery commitments	5	—	—	5
Total derivative liabilities	$14	$(4)	$(3)	$7

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Gain on loans held for sale, net:
Interest rate lock commitments	$81	$63	$216	$232
Forward delivery commitments	(25)	—	(14)	(59)
Option contracts	—	—	(1)	(3)
Net derivative gain related to mortgage servicing rights:
MSR-related agreements	50	—	54	26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Other Assets

Other assets consisted of:

	September 30, 2015	December 31, 2014
	(In millions)
Repurchase eligible loans(1)	$72	$53
Derivatives	42	33
Equity method investments	32	34
Income taxes receivable	28	2
Mortgage loans in foreclosure, net	26	32
Real estate owned, net	22	21
Deferred financing costs	15	19
Other	16	14
Total	$253	$208
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

7. Other Liabilities

Other liabilities consisted of:

	September 30, 2015	December 31, 2014
	(In millions)
Litigation and regulatory reserves (Note 11)	$106	$29
Pension and other post employment benefits liability	11	11
Liability for income tax contingencies	8	9
Derivatives	5	7
Other	12	14
Total	$142	$70

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	September 30, 2015			December 31, 2014
	Balance	Interest Rate(1)	Available Capacity(2)	Balance
	(In millions)
Committed warehouse facilities	$663	2.2%	$1,262	$800
Uncommitted warehouse facilities	—	—	2,500	—
Servicing advance facility	112	2.2%	43	108

Convertible notes due in 2017(3)	—	6.0%	n/a	216
Term notes due in 2019	275	7.375%	n/a	275
Term notes due in 2021	340	6.375%	n/a	340
Unsecured debt	615			831
Total	$1,390			$1,739
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

(3)
After the completion of the exchange offers described below, an insignificant amount of notes remain as of September 30, 2015. Amount is net of unamortized discount of $29 million as of December 31, 2014. The effective interest rate of the Convertible notes due in 2017 is 13%, including the accretion of the discount and issuance costs.

Assets held as collateral that are not available to pay the Company’s general obligations as of September 30, 2015 consisted of:

	Warehouse Facilities	Servicing Advance Facility
	(In millions)
Restricted cash	$7	$8
Servicing advances	—	159
Mortgage loans held for sale (unpaid principal balance)	697	—
Total	$704	$167

The following table provides the contractual debt maturities as of September 30, 2015:

	Warehouse Facilities	Servicing Advance Facility(1)	Unsecured Debt	Total
	(In millions)
Within one year	$663	$112	$—	$775
Between one and two years	—	—	—	—
Between two and three years	—	—	—	—
Between three and four years	—	—	275	275
Between four and five years	—	—	—	—
Thereafter	—	—	340	340
	$663	$112	$615	$1,390
_____________

(1)	Maturities of the servicing advance facility represent estimated payments based on the expected cash inflows of the receivables.

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

The total value of the consideration of the exchange offer was allocated between the liability and equity components of the original instrument. The portion allocated to the extinguishment of the liability component was equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the debt recognized as a loss on early extinguishment of debt. The remaining settlement consideration was allocated to the reacquisition of the equity component and was recognized as a reduction of additional paid-in capital. In connection with the exchange offer, the Company recognized a loss of $30 million during the nine months ended September 30, 2015 in Other operating expenses in the Condensed Consolidated Statements of Operations.

In July 2015, the Company retired substantially all of the 6.0% Convertible notes due in 2017 remaining after the exchange offer for $4 million of cash, including an exchange premium and accrued and unpaid interest.

Debt Covenants

There were no significant amendments to the terms of debt covenants during the nine months ended September 30, 2015.  As of September 30, 2015, the Company was in compliance with all financial covenants related to its debt arrangements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table and discussion summarizes items that significantly impacted Income tax expense or benefit from continuing operations and increased (decreased) the effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
State and local income taxes, net of federal tax benefits	$(7)	$(2)	$(8)	$(7)
Liabilities for income tax contingencies	—	3	—	3
Changes in rate and apportionment factors	—	(5)	—	(4)
Changes in valuation allowance	2	8	5	7
Nondeductible expenses	—	1	6	1
Noncontrolling interest	(1)	(1)	(4)	(2)
Other	(4)	(3)	(4)	(2)

State and local income taxes, net of federal tax benefits. Represents the impact to the effective tax rate from the pre-tax income or loss as well as the mix of income or loss from the operations by entity and state income tax jurisdiction.  The effective state tax rate for the nine months ended September 30, 2015 is higher compared to the nine months ended September 30, 2014.

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

Changes in valuation allowance. Represents the impact to the effective tax rate from state loss carryforwards generated during the year and certain cumulative non net operating loss deferred tax assets for which the Company believes it is more likely than not that the amounts will not be realized. For the three and nine months ended September 30, 2015, the amount was primarily driven by state tax losses generated and an increase in the non net operating loss deferred tax assets for which a valuation allowance is warranted. For the three and nine months ended September 30, 2014, the amount was driven by items impacted by the change in composition of the subsidiaries included in state returns from the sale of the Fleet business and state tax losses generated by the mortgage business.

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

Other. For the three and nine months ended September 30, 2015, the amount was primarily driven by adjustments to deferred tax items related to the sale of the Fleet business. For the three and nine months ended September 30, 2014, the amounts reflect the difference between the application of the statutory rate and the projected effective income tax rate to pre-tax income or loss from continuing operations.

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

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized mortgage servicing rights as well as loans subserviced for others:

	September 30, 2015	December 31, 2014
	(In millions)
Loan Servicing Portfolio Composition
Owned	$102,945	$113,849
Subserviced	124,004	113,423
Total	$226,949	$227,272

Conventional loans	$198,608	$195,184
Government loans	24,116	27,720
Home equity lines of credit	4,225	4,368
Total	$226,949	$227,272

Weighted-average interest rate	3.8%	3.9%

	September 30, 2015		December 31, 2014
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	2.28%	1.62%	2.43%	1.75%
60 days	0.43	0.30	0.58	0.41
90 or more days	0.87	0.64	1.13	0.85
Total	3.58%	2.56%	4.14%	3.01%

Foreclosure/real estate owned(2)	1.97%	1.73%	2.22%	2.04%
______________

(1)	Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)
As of September 30, 2015 and December 31, 2014, the total servicing portfolio included 18,137 and 21,456 of loans in foreclosure with an unpaid principal balance of $3.5 billion and $4.1 billion, respectively.

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

A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Balance, beginning of period	$93	$142
Realized losses	(15)	(46)
Increase (decrease) in reserves due to:
Changes in assumptions	5	2
New loan sales	10	5
Balance, end of period	$93	$103

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

The maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties.  As of September 30, 2015, $171 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 10% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

During the third quarter of 2015, the Company updated the analysis used to calculate probable losses to include more predictive assumptions in response to changes in the repurchase criteria of the Agencies. There was not a material impact to the required reserve resulting from this update. As of September 30, 2015 and December 31, 2014, liabilities for probable losses related to repurchase and indemnification obligations of $66 million and $63 million, respectively are presented in the Condensed Consolidated Balance Sheets.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of September 30, 2015, the estimated amount of reasonably possible losses in excess of the recorded liability was $30 million which primarily relates to the Company’s estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on an expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.  The Company’s estimate of reasonably possible losses does not represent probable losses and does not include an estimate for any losses related to loans from origination years where the Agencies have substantially completed or resolved their file reviews or related to loans with defects that were excluded from the resolution agreement entered into with Fannie Mae related to loans originated and delivered prior to July 1, 2012.  Excluded defects include, but are not limited to, loans with certain title defects or with violations of law.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans in Foreclosure and Real Estate Owned

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2015	December 31, 2014
	(In millions)
Mortgage loans in foreclosure and related advances	$37	$46
Allowance for probable foreclosure losses	(11)	(14)
Mortgage loans in foreclosure, net	$26	$32
Real estate owned and related advances	$38	$37
Adjustment to value for real estate owned	(16)	(16)
Real estate owned, net	$22	$21

11. Commitments and Contingencies

The Company and its subsidiaries are defendants in various legal proceedings, which include private and civil litigation as well as government and regulatory examinations, investigations and inquiries or other requests for information.  These matters are at varying procedural stages and the resolution of these various matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations.  Alternatively, the Company may engage in settlement discussions on certain matters in order to avoid the additional costs of engaging in litigation.

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

As of September 30, 2015, the Company’s recorded reserves associated with legal and regulatory contingencies were $106 million and are presented in Other liabilities in the Condensed Consolidated Balance Sheets.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible losses cannot be estimated for all matters.  For matters where the Company can estimate the range, the Company believes reasonably possible losses in excess of recorded reserves may be up to $150 million in aggregate as of September 30, 2015.

There can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims, examinations, investigations or assessments will not result in losses in excess of the Company’s recorded reserves, or in excess of our estimate of reasonably possible losses.  As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

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

In November 2014, the Company received a recommended decision from the administrative law judge for the payment of $6.4 million to the CFPB.  Both the Company and the CFPB’s enforcement counsel subsequently appealed the recommended decision to the Director of the CFPB. In June 2015, the Director of the CFPB issued a final order upholding in part, and reversing in part, the recommended decision. The final order requires the Company to pay $109 million, which is based upon the gross reinsurance premiums the Company received on or after July 21, 2008. The Company continues to believe that it has complied with RESPA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and other laws applicable to its former mortgage reinsurance activities, and has filed an appeal to the United States Court of Appeals. In August 2015, the United States Court of Appeals stayed the CFPB's order pending the appeal, and as a result, the Company was not required to post the judgment amount in escrow or comply with injunctive relief provided for in the order. The Company continues to vigorously defend against the CFPB’s allegations and the Director’s judgment through the appellate process, although there can be no assurances as to the final outcome of any such appeal.

As of September 30, 2015, the Company’s recorded estimate for probable losses in connection with this matter is not material, and is substantially less than the amount reflected in the final order.

MMC and NYDFS Examinations. The Company has undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators (the “MMC”) and such regulators have alleged various violations of federal and state laws related to the Company’s legacy mortgage servicing practices. In July 2015, the Company received a settlement proposal from the MMC, proposing payments to certain borrowers nationwide where foreclosure proceedings were either referred or completed during 2009 through 2012, as well as other consumer relief and administrative penalties. In addition, the proposal would require that the Company comply with national servicing standards, submit its servicing activities to monitoring for compliance, and other injunctive relief. In October 2015, the Company met with the MMC and engaged in substantive discussions regarding the proposal. The Company believes it has meritorious explanations and defenses to the findings.

In the second quarter of 2015, the New York Department of Financial Services ("NYDFS") clarified that it intends to propose that the Company enter into a consent order to close out pending examination report findings, including New York findings stemming from the MMC examination and in October 2015 the Company continued its discussions with NYDFS.  While the Company believes it has meritorious explanations and defenses to the findings and has provided responses to these findings, any consent order may include fines and penalties, as well as other consumer relief or injunctive relief.

As of September 30, 2015, the Company included an estimate of probable losses in connection with the MMC and NYDFS matters in the recorded reserve.

HUD Subpoenas. The Company has received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) requesting production of certain documents related to, among other things, the Company’s origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”). The Company has been cooperating in this investigation since its receipt of the subpoenas in 2013, and certain current and former employees of the Company have been deposed in connection with this matter. In October 2015, the Company met with HUD and discussed the ongoing investigation. As of September 30, 2015, the Company included an estimate of probable losses in connection with this matter in the recorded reserve.

Lender-Placed Insurance. The Company is currently subject to pending litigation alleging that its servicing practices around lender-placed insurance were not in compliance with applicable laws.  Through its mortgage subsidiary, the Company did have certain outsourcing arrangements for the purchase of lender-placed hazard insurance for borrowers whose coverage had lapsed.  The Company believes that it has meritorious defenses to these allegations; however, the resolution of such matter may result in adverse judgments, other relief against the Company, as well as monetary payments or other agreements and obligations.  Given the nature of this matter and the related allegations, the Company cannot estimate the amount of loss or a range of possible losses, if any, associated with this matter.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to meet certain foreclosure timelines specified in their respective servicing guides.  Although such compensatory fees have not been material to date, there can be no assurance that the assessment of any such compensatory fees will not be material to the Company’s results in the future.

12. Fair Value Measurements

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  The assessment also includes consideration of identifying the valuation approach that would be used currently by market participants.  If it is determined that a change in valuation technique or its application is appropriate, or if there are other changes in availability of observable data or market activity, the current methodology will be analyzed to determine if a transfer between levels of the valuation hierarchy is appropriate.  Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs. There has been no change in the valuation methodologies and classification pursuant to the valuation hierarchy during the nine months ended September 30, 2015.

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of September 30, 2015 or December 31, 2014.

Recurring Fair Value Measurements

The following summarizes the fair value hierarchy for instruments measured at fair value on a recurring basis:

	September 30, 2015
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$744	$39	$—	$783
Mortgage servicing rights	—	—	927	—	927
Other assets—Derivative assets:
Interest rate lock commitments	—	—	29	—	29
Forward delivery commitments	—	5	—	(4)	1
MSR-related agreements	—	55	—	(43)	12
LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$—	$—	$—
Forward delivery commitments	—	16	—	(11)	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$873	$42	$—	$915
Mortgage servicing rights	—	—	1,005	—	1,005
Other assets—Derivative assets:
Interest rate lock commitments	—	—	22	—	22
Forward delivery commitments	—	5	—	(2)	3
MSR-related agreements	—	66	—	(58)	8
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$14	$—	$(7)	$7

Significant inputs to the measurement of fair value and further information on the assets and liabilities measured at fair value are as follows:

Mortgage Loans Held for Sale (“MLHS”).  The Company elected to record MLHS at fair value which is intended to better reflect the underlying economics and eliminate the operational complexities of risk management activities and hedge accounting requirements. The following table reflects the difference between the carrying amounts of MLHS measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	September 30, 2015		December 31, 2014
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$783	$8	$915	$13
Aggregate unpaid principal balance	773	11	903	17
Difference	$10	$(3)	$12	$(4)

The following table summarizes the components of mortgage loans held for sale:

	September 30, 2015	December 31, 2014
	(In millions)
First mortgages:
Conforming	$675	$761
Non-conforming	68	111
Total first mortgages	743	872
Second lien	5	5
Scratch and Dent	34	37
Other	1	1
Total	$783	$915

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Servicing Rights.  The following tables summarize certain information regarding the initial and ending capitalization rate of MSRs:

	Nine Months Ended September 30,
	2015	2014
Initial capitalization rate of additions to MSRs	1.13%	1.09%

	September 30, 2015	December 31, 2014
Capitalization servicing rate	0.91%	0.89%
Capitalization servicing multiple	3.2	3.1
Weighted-average servicing fee (in basis points)	29	29

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	September 30, 2015	December 31, 2014
Weighted-average prepayment speed (CPR)	9.2%	11.5%
Option adjusted spread, in basis points (OAS)	934	865
Weighted-average delinquency rate	4.6%	5.0%

In the first quarter of 2015, the Company integrated an updated prepayment model used in the valuation of MSRs which is more closely aligned with the slower actual prepayment speeds of the capitalized servicing portfolio and made further updates to the cash flow model based on a market data calibration.  These updates to the valuation model resulted in a $46 million positive change in fair value of MSRs during the nine months ended September 30, 2015.

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	September 30, 2015
	Weighted- Average Prepayment Speed	Option Adjusted Spread	Weighted- Average Delinquency Rate
	(In millions)
Impact on fair value of 10% adverse change	$(36)	$(44)	$(23)
Impact on fair value of 20% adverse change	(70)	(84)	(46)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  The average pullthrough percentage used in measuring the fair value of interest rate lock commitments (IRLCs) as of September 30, 2015 and December 31, 2014 was 72% and 74%, respectively. The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

Level Three Measurements

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	MLHS	MSRs	IRLCs, net	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$48	$1,020	$22	$57	$1,187	$35
Realized and unrealized gains (losses)	1	(115)	81	(2)	(84)	63
Purchases	7	—	—	9	—	—
Issuances	2	32	—	1	30	—
Settlements	(18)	(10)	(74)	(14)	(19)	(77)
Transfers into Level Three	8	—	—	12	—	—
Transfers out of Level Three	(9)	—	—	(9)	—	—
Balance, end of period	$39	$927	$29	$54	$1,114	$21

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	MLHS	MSRs	IRLCs, net	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$42	$1,005	$22	$49	$1,279	$22
Realized and unrealized gains (losses)	5	(123)	216	(5)	(215)	232
Purchases	24	—	—	39	—	—
Issuances	4	80	—	3	76	—
Settlements	(31)	(35)	(209)	(32)	(26)	(233)
Transfers into Level Three	23	—	—	26	—	—
Transfers out of Level Three	(28)	—	—	(26)	—	—
Balance, end of period	$39	$927	$29	$54	$1,114	$21

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Gain on loans held for sale, net:
Mortgage loans held for sale	$—	$(3)	$1	$(8)
Interest rate lock commitments	81	63	216	232
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	(115)	(84)	(123)	(215)
Interest income:
Mortgage loans held for sale	1	1	4	3

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Gain on loans held for sale, net	$27	$16	$26	$12
Change in fair value of mortgage servicing rights	(72)	(40)	9	(97)

Fair Value of Other Financial Instruments

As of September 30, 2015 and December 31, 2014, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents, Restricted cash, Accounts receivable and Servicing advance receivables, the carrying value approximates fair value due to the short-term nature of such instruments.

Debt.  As of September 30, 2015 and December 31, 2014, the total fair value of Debt was $1.4 billion and $2.0 billion, respectively, and is measured using Level Two inputs. As of September 30, 2015, the fair value of Level Two Debt was estimated using the following valuation techniques: (i) $0.6 billion was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; and (ii) $0.8 billion was measured using observable spreads and terms for recent pricing of similar instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Variable Interest Entities

Assets and liabilities of significant variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2015		December 31, 2014
	PHH Home Loans	Servicing Advance Receivables Trust	PHH Home Loans	Servicing Advance Receivables Trust
	(In millions)
ASSETS
Cash and cash equivalents	$101	$—	$82	$—
Restricted cash	4	8	3	20
Mortgage loans held for sale	379	—	378	—
Accounts receivable, net	11	—	8	—
Servicing advances, net	—	159	—	155
Property and equipment, net	1	—	1	—
Other assets	7	1	8	—
Total assets	$503	$168	$480	$175
Assets held as collateral	$360	$167	$353	$175

LIABILITIES
Accounts payable and accrued expenses	$19	$—	$16	$—
Debt	344	112	335	108
Other liabilities	11	—	10	—
Total liabilities(1)	$374	$112	$361	$108

———————

(1)	Excludes intercompany payables.

14. Segment Information

Operations are conducted through the following two reportable segments:

■	Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment results were as follows:

	Total Assets
	September 30, 2015	December 31, 2014
	(In millions)
Mortgage Production segment	$1,120	$1,209
Mortgage Servicing segment	1,882	1,924
Other	863	1,163
Total	$3,865	$4,296

	Net Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Mortgage Production segment	$149	$132	$460	$343
Mortgage Servicing segment	20	14	201	110
Other	—	6	6	6
Total	$169	$152	$667	$459

	Segment Loss (2)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Mortgage Production segment	$(10)	$(28)	$(26)	$(115)
Mortgage Servicing segment	(77)	(71)	(66)	(90)
Other (1)	(3)	(33)	(49)	(43)
Total	$(90)	$(132)	$(141)	$(248)
———————
(1) For the nine months ended September 30, 2015, the net results for Other include a $30 million pre-tax loss on the exchange of the Convertible notes due in 2017. For the three and nine months ended September 30, 2014, the net results for Other include a $24 million pre-tax loss related to the early repayment of the Senior Notes due in 2016.

(2)	The following is a reconciliation of Loss from continuing operations before income taxes to Segment loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Loss from continuing operations before income taxes	$(87)	$(129)	$(130)	$(243)
Less: net income attributable to noncontrolling interest	3	3	11	5
Segment loss	$(90)	$(132)	$(141)	$(248)

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

As a result of the sale of our Fleet business, which closed effective on July 1, 2014, Fleet Management Services is no longer a reportable segment, and the results of operations of the Fleet business and transaction-related amounts are included within income or loss from discontinued operations, net of tax for all periods presented.  See further discussion in “—Results of Operations—Discontinued Operations.”

Executive Summary

We have continued to make progress on executing our strategic plans to revise our capital structure, re-engineer our business and position the Company for growth during the third quarter. We expect to continue to be impacted by the challenging mortgage regulatory environment; however we believe the investments we have made in our compliance infrastructure will enhance our competitiveness as we execute on our strategic initiatives. We have spent extensive time refining the expected capital requirements associated with our outstanding regulatory matters and growth initiatives, and we remain committed to executing our strategic plan during the remainder of 2015 and beyond in order to achieve our long-term goals and return objectives.

Legal and Regulatory Environment

We are currently managing through various regulatory investigations, examinations and inquiries related to our legacy mortgage origination and servicing practices. Our experience is consistent with other companies in the mortgage industry, and several large mortgage originators have been subject to similar matters, which have resulted in the payment of substantial fines and penalties. We are continuing to address each matter, and we will defend our positions and/or appeal matters as appropriate when we believe we have meritorious defenses. Alternately, we may engage in settlement discussions on certain matters in order to avoid the additional monetary costs and other business impact of engaging in litigation. Although we are currently facing a significant amount of uncertainty, we are working towards resolving these legacy issues to allow us to focus on our strategic objectives.

Certain of our existing matters include:

▪
In June 2015, we received a final order from the CFPB requiring us to disgorge $109 million of profits in connection with our former reinsurance activities. We have appealed the order, and have received a decision from the United States Court of Appeals to stay the requirement for us to post the cash in escrow pending the appeal.

▪
In July 2015, we received a settlement proposal from a multistate coalition of certain mortgage banking regulators that would require us to pay a substantial amount, including payments to certain borrowers nationwide whose loans were either referred to or completed foreclosure during 2009 through 2012, as well as other consumer relief and administrative penalties. In October 2015, we met with the multistate coalition and engaged in substantive discussions regarding the proposal.

▪
We have been notified by the New York Department of Financial Services that it intends to propose that we enter into a consent order to close out pending examination report findings. In October 2015, we had substantive discussions with the NYDFS regarding their findings.

▪
We also have continued to respond to a document subpoena received in 2013 from the Office of the Inspector General of the U.S. Department of Housing and Urban Development requesting production of certain documents related to, among other things, our origination and underwriting process for loans insured by the Federal Housing Administration and in October 2015 we met with HUD to discuss the ongoing investigation.

During the third quarter, we have spent extensive time to gain additional insight into our outstanding regulatory matters, including meeting with certain regulators and evaluating our defenses to these matters. We recorded a $44 million increase to our legal and regulatory reserves in the third quarter of 2015, as compared to a $34 million increase in the second quarter of 2015. This increased our total legal and regulatory reserves to $106 million and we believe the reasonably possible losses in excess of recorded reserves are up to $150 million in aggregate as of September 30, 2015. Our reserves for legal and regulatory contingencies and estimates of reasonably possible losses are based upon currently available information and involve significant judgment, taking into account the varying stages and inherent uncertainties of such matters. As such, our estimates may change from time to time and such changes, or the ultimate resolution of any particular matter, could be material to our results of operations, financial position or cash flows.

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

Capital Structure

As discussed during the second quarter, we postponed the $250 million open market share repurchase program to conserve our cash and protect the capital base of the company as a result of the uncertainties with legacy regulatory matters, the volatile nature of our regulatory and industry environment, our need to increase scale and evaluate the capital required to rebalance the servicing portfolio. During the third quarter we have continued to carefully monitor and evaluate the matters that necessitated the delay in our share repurchase program. We have had continuing dialogue with various parties and have received status updates regarding our regulatory matters. As a result of these discussions we have updated our estimates of probable loss, reasonably possible losses, and contingent liquidity needs for all of these matters. We have further determined that our actions to re-balance the servicing portfolio will be limited in scope, and therefore will require only a limited commitment of capital, and we continue to expect to invest at least $150 million to achieve our growth objectives with a greater emphasis in the near term on inorganic growth.

In light of the foregoing, we intend to commence open market share repurchases of up to $100 million effective upon the next available securities purchase window. The execution of share repurchases is subject to market and business conditions and the trading price of our common stock. In addition, our Board of Directors has extended its prior authorization for up to $250 million in open market share repurchases from March 31 to December 31, 2016. In considering the implementation of open market share repurchases in excess of $100 million, we will closely monitor regulatory developments and evaluate our overall capital structure, liquidity position and the nature of other potential uses of cash, including investments in growth.

For more information, see “Part II—Item 1A. Risk Factors-Risks Related to Our Common Stock—Our stock repurchase program may not result in effects we anticipated, including a positive return of capital to stockholders. " in this Form 10-Q.

Re-Engineering

We remain focused on our efforts to re-engineer our operations and support infrastructure for a stand-alone mortgage business in a lower volume, home purchase driven mortgage market.  If we realize our expected private label contract benefits and achieve our expense reduction efforts, we would expect to generate up to $225 million in annualized operating benefits by the end of 2016, including both increases in net revenues and decreases in expenses. To date, we have spent 39% of our expected $175 million expenses associated with these re-engineering activities, including $23 million in the third quarter of 2015.

Private Label Contracts. Through the date of this filing, we have completed negotiations and executed revised agreements with private label clients representing approximately 72% of our 2014 total private label closing volume. We believe negotiations are substantially complete with one client representing approximately 25% of our 2014 private label closing volume. Absent any unforeseen circumstances, we expect to conclude this process by year-end and expect to begin to realize full benefits of the agreements in the first quarter of 2016. This would result in $75 million of annualized operating benefits. Our results for the third quarter of 2015 were positively impacted by $9 million of realized operating benefits from these amendments compared to the third quarter of 2014.

Expense Reduction.  We expect to generate up to $150 million in annualized operating benefits from expense reduction actions focused on our organizational structure redesign, facilities management, implementing process improvements in both origination and servicing operations and consolidating our vendor relationships.  During the third quarter of 2015, we have realized $19 million in operating benefits as a result of these initiatives as compared to our results in the third quarter of 2014, which represents approximately 50% of our expected annualized benefit.

Growth Initiatives

We intend to invest at least $150 million of existing cash in select growth opportunities through 2017, to enhance scale and profitability and diversify our revenue streams, which we believe could generate up to $175 million in annualized operating benefits. We have faced certain challenges in executing our growth strategies and have extended our timelines towards developing organic growth; however, we remain committed to making investments to grow our business and intend to continue to evaluate inorganic growth opportunities to achieve our objectives. We will be disciplined in our approach and focus on those opportunities that allow us to leverage our existing support infrastructure, have a good cultural fit and achieve a return greater than our cost of capital. We have not incurred a significant amount of our expected investment in growth opportunities through September 30, 2015.

Production. In our production business, we are focused on expanding our target market within the existing private label client base, but the timing of this effort has been impacted by the results of our contract negotiations.  In addition, we intend to focus on growing our origination volume through outsourcing opportunities with regional and community banks.  We also intend to focus on growing our share in the home purchase market through improved capture rates and additional investments in the real estate channel.  We intend to evaluate selective inorganic growth investments to leverage our fixed-cost support infrastructure to expand our retail mortgage market presence in a home purchase market.

Servicing. In our servicing business, we are focusing on improving profitability and scale by pursuing growth in both owned servicing and subservicing, and by managing controllable foreclosure and delinquent servicing costs in our owned portfolio.

For more information, see “Part I—Item 1A. Risk Factors-Risks Related to Our Company—We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, including our initiatives to re-engineer and grow our mortgage business.” in our 2014 Form 10-K.

RESULTS OF OPERATIONS

Continuing Operations

The following table presents our consolidated results of operations from continuing operations and segment profit or loss for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except per share data)
Origination and other loan fees	$75	$64	$220	$170
Gain on loans held for sale, net	69	69	237	200
Net loan servicing income	29	26	229	146
Net interest expense	(7)	(18)	(36)	(71)
Other income	3	11	17	14
Net revenues	169	152	667	459
Total expenses	256	281	797	702
Loss from continuing operations before income taxes	(87)	(129)	(130)	(243)
Income tax benefit	(40)	(44)	(50)	(89)
Loss from continuing operations, net of tax	(47)	(85)	(80)	(154)
Less: net income attributable to noncontrolling interest	3	3	11	5
Net loss from continuing operations attributable to PHH Corporation	$(50)	$(88)	$(91)	$(159)

Loss per share from continuing operations:
Basic and Diluted	$(0.84)	$(1.64)	$(1.68)	$(2.83)

Segment Loss:(1)
Mortgage Production segment	$(10)	$(28)	$(26)	$(115)
Mortgage Servicing segment	(77)	(71)	(66)	(90)
Other(2)	(3)	(33)	(49)	(43)

__________________

(1)	Segment loss is described in Note 14, 'Segment Information' in the accompanying Notes to Condensed Consolidated Financial Statements.

(2)	Includes expenses that are not allocated back to our reportable segments and, for 2014, includes certain general corporate overhead expenses that were previously allocated to the Fleet business.

Our loss from continuing operations for the third quarter of 2015 reflects the continued challenges associated with the mortgage industry environment, including legal and regulatory provisions, as well as expenditures related to our re-engineering efforts. We have continued to increase our operating benefits from our re-engineering efforts, including lower operating expenses and higher fees associated with amendments to our private label agreements; however, our third quarter 2015 results do not yet reflect the full benefit of those efforts. For the remainder of 2015 and beyond, we will continue to execute on our strategy to re-engineer our operations and support infrastructure, but we have placed a greater reliance on executing our inorganic growth strategy to improve scale in our business and achieve our longer term return targets due to certain challenges we have faced developing organic growth. See further discussion under “—Mortgage Re-Engineering” and “—Growth Initiatives” in the Overview—Executive Summary section.

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

We are devoting substantial resources towards assessing and responding to regulatory developments, implementing new rules and responding to inquiries, examinations, and proceedings, while meeting the needs and expectations of our clients and customers. We expect the higher legislative and regulatory focus on mortgage origination and servicing practices to continue to result in higher legal, compliance and servicing related costs and heightened risk for potential regulatory fines and penalties.

Production. Net revenues improved by $17 million, or 13%, compared to the prior year quarter reflecting $7 million of operating benefits from higher fees associated with amendments to our private label agreements and an $8 million decrease in allocated unsecured interest expense driven by a reduction in our unsecured debt. Total expenses decreased by $1 million compared to the prior year quarter primarily driven by lower Salaries and related expenses and a decrease in Commissions from lower closings in our real estate channel, which was partially offset by higher Corporate overhead allocation.

Servicing.  Net revenues increased by $6 million compared to the prior year quarter primarily driven by favorable comparisons in our market-related fair value adjustments and related derivatives and a $3 million decrease in allocated unsecured interest expense from a reduction in our unsecured debt, that was partially offset by a decline in Loan servicing income driven by a 15% decrease in our average capitalized servicing portfolio. Unfavorable changes in fair value of our mortgage servicing rights and related derivatives were $22 million for the third quarter of 2015, compared to $40 million in the third quarter of 2014. Total expenses increased by $12 million, or 14% compared to the prior year quarter driven by $24 million of higher provisions for legal and regulatory matters that was partially offset by decreases in Professional and third-party service fees and Repurchase and foreclosure-related charges.

Other.  Total expenses before allocations decreased by $30 million, or 39%, compared to the prior year quarter reflecting a $24 million loss in 2014 related to debt repayment and lower Salaries and related expenses from severance costs incurred during the third quarter of 2014 associated with the re-engineering of our operations and support infrastructure. The debt retirement loss in 2014 and lower Salaries and related expenses were partially offset by an $8 million increase in Professional and third-party service fees primarily related to costs associated with the modernization and security of our information technology systems, implementing new compliance requirements in our origination business and other investments from our re-engineering efforts.

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

Our effective income tax rate for the nine months ended September 30, 2015 and 2014 was (38.8)% and (36.6)%, respectively.  The effective income tax rate for the nine months ended September 30, 2015 included tax expense related to the impacts from changes in the valuation allowance, nondeductible expenses for legal and regulatory matters and premiums paid to exchange the Convertible notes due in 2017 that were partially offset by tax benefits related to income attributable to noncontrolling interest for which no taxes are provided.  See Note 9, 'Income Taxes' in the accompanying Notes to Condensed Consolidated Financial Statements.

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

	September 30, 2014
	Three Months Ended	Nine Months Ended
	(In millions)
Net revenues(1)	$—	$820
Total expenses(1)	—	774
Income before income taxes(1)	—	46
Income tax expense	—	16
Gain from sale of discontinued operations, net of tax	303	243
Income from discontinued operations, net of tax	$303	$273
______________

(1)	Represents the results of the Fleet business.

The Gain from sale of discontinued operations, net of tax for both the third quarter and nine months ended September 30, 2014 includes a gain of $22 million resulting from the reclassification of currency translation adjustments from Accumulated other comprehensive income. The income tax expense related to the Gain on sale of discontinued operations was $183 million and $228 million for the third quarter and nine months ended September 30, 2014, respectively. For the nine months ended September 30, 2014, income tax expense related to the gain includes $52 million of expense associated with the earnings of Canadian subsidiaries that were previously considered to be indefinitely invested. Upon the classification of the Fleet business as held for sale during the second quarter of 2014, the accumulated earnings were no longer deemed to be indefinitely invested and we recognized the tax expense related to the cumulative earnings of such Canadian subsidiaries.

Mortgage Production Segment

Total industry closings for 2015 are expected to increase by approximately 30%, compared to 2014, due in part to the brief increase in refinance activity experienced in early 2015. While interest rates have remained relatively low throughout 2015, total industry closings for 2016 are projected to revert back to a level closer to 2014, or $1.4 trillion, driven by lower refinance closings. Refinance closings for 2016 are expected to represent 32% of total industry closings, compared to 46% for 2015, coinciding with a rise in interest rates projected to begin during the second quarter of 2016. (The source for all preceding industry forecast data is Fannie Mae's October 2015 Economic and Housing Outlook).

On October 3, 2015, the Integrated Mortgage Disclosure Rule under the Real Estate Settlement Procedures Act and Truth in Lending Act became effective, which requires mortgage lenders to comply with numerous changes to origination and settlement documents and processes.  Given the significance of the system and operational changes the mortgage industry has made to comply with the new rule, the CFPB announced that when it evaluates each institution's compliance management system and overall efforts to meet compliance requirements during initial examinations, it will expect institutions to make good faith efforts to comply with the rule's requirements in a timely manner. We have implemented significant modifications and enhancements to our mortgage production processes and systems and. since the effective date, we have been originating loan products in compliance with the new rule.

The mortgage industry is currently facing a number of regulatory uncertainties, including but not limited to, an increasingly complex regulatory compliance environment, changes to mortgage-backed security programs and the continued curtailment of mortgage-backed security purchases by the Federal Reserve. See also “Part II—Item 1A. Risk Factors—Risks Related to Our Company—Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. Any failure of ours to comply with applicable laws, rules, regulations or the terms of agreements with regulators could result in outcomes that could have a material adverse effect on our business, financial position, results of operations or cash flows.” in this Form 10-Q.

In recent periods, our Production segment results have been negatively impacted by the higher mix of fee-based closings since the revenue per loan on fee-based closings is generally lower than saleable closings. However, from our efforts to re-engineer our business, we are beginning to realize increases to net revenues from the amendments to our private label agreements. See “—Overview—Executive Summary” for additional information regarding our private label agreements.

Segment Metrics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ In millions)
Closings:
Saleable to investors	$3,477	$3,469	$10,700	$9,370
Fee-based	6,860	6,416	21,062	17,193
Total	$10,337	$9,885	$31,762	$26,563

Purchase	$5,920	$5,975	$15,843	$15,297
Refinance	4,417	3,910	15,919	11,266
Total	$10,337	$9,885	$31,762	$26,563

Retail - PLS	$7,600	$7,010	$23,536	$19,017
Retail - Real Estate	2,296	2,571	7,118	6,524
Total retail	9,896	9,581	30,654	25,541
Wholesale/correspondent	441	304	1,108	1,022
Total	$10,337	$9,885	$31,762	$26,563

Retail - PLS (units)	14,956	14,329	45,239	39,949
Retail - Real Estate (units)	8,485	9,933	26,269	26,205
Total retail (units)	23,441	24,262	71,508	66,154
Wholesale/correspondent (units)	1,942	1,371	4,881	4,489
Total (units)	25,383	25,633	76,389	70,643

Applications:
Saleable to investors	$4,169	$4,272	$14,982	$13,084
Fee-based	8,058	7,173	26,440	21,576
Total	$12,227	$11,445	$41,422	$34,660

Retail - PLS	$9,266	$8,196	$30,690	$24,723
Retail - Real Estate	2,433	2,757	8,999	8,394
Total retail	11,699	10,953	39,689	33,117
Wholesale/correspondent	528	492	1,733	1,543
Total	$12,227	$11,445	$41,422	$34,660

Retail - PLS (units)	19,074	17,451	60,856	52,453
Retail - Real Estate (units)	9,215	10,821	33,271	33,298
Total retail (units)	28,289	28,272	94,127	85,751
Wholesale/correspondent (units)	2,373	2,253	7,547	6,864
Total (units)	30,662	30,525	101,674	92,615

Other:
IRLCs expected to close	$1,732	$1,849	$6,025	$5,659
Total loan margin on IRLCs (in basis points)	319	278	310	280
Loans sold	$4,234	$3,692	$11,002	$9,668

Segment Results:

	Three Months Ended September 30, 2015		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Origination and other loan fees	$75	$64	$220	$170
Gain on loans held for sale, net	69	69	237	200
Net interest expense:
Interest income	12	12	32	30
Secured interest expense	(7)	(6)	(19)	(20)
Unsecured interest expense	(3)	(11)	(18)	(44)
Net interest income (expense)	2	(5)	(5)	(34)
Other income	3	4	8	7
Net revenues	149	132	460	343

Salaries and related expenses	52	57	164	178
Commissions	19	22	65	58
Loan origination expenses	23	22	72	64
Professional and third-party service fees	9	7	25	24
Technology equipment and software expenses	1	1	3	2
Occupancy and other office expenses	10	8	24	23
Depreciation and amortization	3	4	9	10
Other operating expenses	39	36	113	94
Total expenses	156	157	475	453
Loss before income taxes	(7)	(25)	(15)	(110)
Less: net income attributable to noncontrolling interest	3	3	11	5
Segment loss	$(10)	$(28)	$(26)	$(115)

Quarterly Comparison:  Mortgage Production segment loss was $10 million during the third quarter of 2015 compared to a loss of $28 million during the prior year quarter.  Net revenues increased to $149 million, up $17 million, or 13%, compared to the prior year quarter driven by operating benefits from amendments to our private label agreements and lower allocated unsecured interest expense.  Total expenses decreased to $156 million, down $1 million, compared with the third quarter of 2014 primarily driven by lower Salaries and related expenses and Commissions that were partially offset by an increase in Corporate overhead allocation.

Net revenues.  Origination and other loan fees were $75 million, up $11 million, or 17%, compared to the prior year quarter which was driven by an $11 million increase in origination assistance fees. Our efforts to renegotiate our private label agreements resulted in a $7 million increase in origination assistance fees compared with the third quarter of 2014. In addition, origination assistance fees were positively impacted by a 4% increase in PLS closing units compared to the prior year quarter.

Gain on loans held for sale, net was $69 million during the third quarter of 2015, the same level as the prior year quarter, which was primarily related to 41 basis points higher total loan margins that was offset by a 6% decrease in IRLCs expected to close.

Allocated unsecured interest expense decreased to $3 million, down $8 million, or 73%, compared to the prior year quarter, driven by the impact from our capital strategy actions to reduce our corporate unsecured debt levels.

Total expenses.  Salaries and related expenses decreased to $52 million, down $5 million, or 9%, compared to the prior year quarter primarily due to a $2 million decrease from the transfer of certain employees from our mortgage business into our corporate shared service platform during January 2015 and a $2 million decrease in management incentive compensation.

Commissions were down $3 million, or 14%, compared to the prior year quarter primarily due to an 11% decrease in closings from our real estate channel.

See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation. For the third quarter of 2015, Corporate overhead allocation increased due to costs associated with the modernization and security of our information technology systems and implementing new compliance requirements in our origination business.

Year-to-Date Comparison: Mortgage Production segment loss was $26 million during the nine months ended September 30, 2015 compared to a loss of $115 million during the prior year.  Net revenues increased to $460 million, up $117 million, or 34%, compared to the prior year driven by a higher volume of refinance activity, increases in IRLCs expected to close and total loan margins, operating benefits from amendments to our private label agreements and lower allocated unsecured interest expense.  Total expenses increased to $475 million, up $22 million, or 5%, compared with the nine months ended September 30, 2014 primarily driven by an increase in Corporate overhead allocation and increases in Loan origination expenses and Commissions resulting from higher closing volume, that were partially offset by lower Salaries and related expenses.

Net revenues. Origination and other loan fees were $220 million, up $50 million, or 29%, compared to the prior year.  Origination assistance fees increased by $39 million which was driven by $20 million of operating benefits from renegotiating our private label agreements and a 13% increase in PLS closing units compared with the nine months ended September 30, 2014. The remaining $11 million increase in Origination and other loan fees was largely driven by higher appraisal income and application fees from an 8% increase in total retail closing units.

Gain on loans held for sale, net increased by $37 million, or 19% compared to the prior year.  Relatively lower interest rates throughout 2015 have led to an increase in application volume and refinance closings.  The $30 million increase in gain on loans compared to the prior year was primarily driven by a 6% increase in IRLCs expected to close and 30 basis points higher total loan margins.  In addition, the change in fair value of Scratch and Dent and certain non-conforming mortgage loans was favorable by $10 million compared with the nine months ended September 30, 2014, primarily driven by lower repurchase activity.

Allocated unsecured interest expense decreased to $18 million, down $26 million, or 59%, compared to the prior year driven by the impact from our capital strategy actions to reduce our corporate unsecured debt levels.

Total expenses.  Salaries, benefits and incentives decreased to $152 million, down $19 million, or 11%, compared to the prior year.  There was a $13 million decrease which was primarily associated with the impact from a decline in headcount and the related operating benefits of the actions we took during the first half of 2014 to align our cost structure with expected mortgage industry demand.  In addition, the transfer of certain employees from our mortgage business into our corporate shared service platform during January 2015 resulted in a $6 million decrease in Salaries, benefits and incentives compared to the prior year.  Contract labor and overtime increased by $5 million compared to the prior year primarily due to higher total closing volume.

Commissions were up $7 million, or 12%, compared to the prior year primarily due to a 9% increase in closings from our real estate channel and a 13% increase in PLS closing units compared with the nine months ended September 30, 2014.

Loan origination expenses increased by $8 million, or 13%, compared with the nine months ended September 30, 2014 primarily due to a 10% increase in the total number of retail application units.

See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation. During 2015, Corporate overhead allocation increased due to costs associated with the modernization and security of our information technology systems and implementing new compliance requirements in our origination business.

Selected Income Statement Data:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	2015	2014	2015	2014
	(In millions)
Gain on loans held for sale, net:
Gain on loans	$58	$59	$205	$175
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	—	(2)	(1)	(11)
Economic hedge results	11	12	33	36
Total change in fair value of mortgage loans and related derivatives	11	10	32	25
Total	$69	$69	$237	$200

Salaries and related expenses:
Salaries, benefits and incentives	$49	$53	$152	$171
Contract labor and overtime	3	4	12	7
Total	$52	$57	$164	$178

Other operating expenses:
Corporate overhead allocation	$32	$28	$95	$74
Other expenses	7	8	18	20
Total	$39	$36	$113	$94

Mortgage Servicing Segment

In recent years, we have seen the landscape of the mortgage servicing industry change because of the heightened scrutiny of federal, state and local regulators which has resulted in, and will likely continue to result in, higher legal, compliance and servicing related costs and risks across the industry.  Large banks have reduced their market share of servicing in response to new regulations, to meet new capital requirements and to focus on their core client base, while non-bank servicers have increased their market share of outstanding mortgages serviced.  According to Inside Mortgage Finance, 33% of outstanding mortgages at June 30, 2015 were serviced by the top 3 mortgage loan servicers consisting of Wells Fargo, JPMorgan Chase and Bank of America, compared to 35%, 37% and 44% at the end of 2014, 2013 and 2012, respectively.

In June 2015, the Office of the Comptroller of the Currency determined that six national banks did not meet the requirements of consent orders that were issued in 2011 and imposed restrictions on certain ongoing business activities that they conduct, including but not limited to, the acquisition of residential mortgage servicing rights or the outsourcing or subservicing of new residential mortgage servicing activities to third parties. While we do not anticipate that these restrictions will have a direct impact on our business, we will continue to monitor developments in this area to determine if there may be an impact to the mortgage servicing industry as a whole or if we face any potential limitations on our business activities or growth initiatives. For more information, see “Part II—Item 1A. Risk Factors—Risks Related to Our Company— Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. Any failure of ours to comply with applicable laws, rules, regulations or the terms of agreements with regulators could result in outcomes that could have a material adverse effect on our business, financial position, results of operations or cash flows.” in this Form 10-Q.

Our Mortgage Servicing segment has experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to changes in interest rates and other market risks which can be impacted by, among other factors, conditions in the housing market, general economic factors, including higher unemployment rates, and policies of the Federal Reserve.  The average 30-year fixed mortgage rate is projected to increase from 3.8% in 2015 to 4.0% in 2016 (Fannie Mae’s October 2015 Economic and Housing Outlook), which we expect would result in an increase in the value of our mortgage servicing right asset as expected prepayments decline.  The earnings of our Mortgage Servicing segment may also be impacted by the extent to which we are able to successfully execute on our growth initiatives described in “—Overview—Executive Summary.”

Segment Metrics:

	September 30,
	2015	2014
	($ In millions)
Total Loan Servicing Portfolio:
Unpaid Principal Balance	$226,949	$226,036

Number of loans in owned portfolio (units)	658,051	756,090
Number of subserviced loans (units)	449,209	408,294
Total number of loans serviced (units)	1,107,260	1,164,384

Capitalized Servicing Portfolio:
Unpaid Principal Balance	$101,838	$119,801
Capitalized servicing rate	0.91%	0.93%
Capitalized servicing multiple	3.2	3.2
Weighted-average servicing fee (in basis points)	29	29

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Total Loan Servicing Portfolio:
Average Portfolio UPB	$226,051	$226,366	$225,501	$226,253

Capitalized Servicing Portfolio:
Average Portfolio UPB	$103,207	$121,854	$106,953	$125,132
Payoffs and principal curtailments	4,888	4,923	14,854	13,859
Sales	742	1,793	3,080	2,471

Segment Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net loan servicing income:
Loan servicing income	$94	$110	$298	$335
Change in fair value of mortgage servicing rights	(115)	(84)	(123)	(215)
Net derivative gain related to MSRs	50	—	54	26
Net loan servicing income	29	26	229	146
Net interest expense:
Interest income	1	1	3	3
Secured interest expense	(2)	(3)	(8)	(7)
Unsecured interest expense	(8)	(11)	(26)	(33)
Net interest expense	(9)	(13)	(31)	(37)
Other income	—	1	3	1
Net revenues	20	14	201	110

Salaries and related expenses	14	16	44	45
Foreclosure and repossession expenses	11	14	41	42
Professional and third-party service fees	5	9	19	23
Technology equipment and software expenses	4	4	12	12
Occupancy and other office expenses	5	3	13	12
Depreciation and amortization	—	—	1	1
Other operating expenses	58	39	137	65
Total expenses	97	85	267	200
Segment loss	$(77)	$(71)	$(66)	$(90)

Quarterly Comparison:  Mortgage Servicing segment loss was $77 million during the third quarter of 2015 compared to a loss of $71 million during the prior year quarter.  Net revenues increased to $20 million, up $6 million compared to the prior year quarter primarily driven by favorable comparisons in our market-related fair value adjustments and related derivatives and a decrease in allocated unsecured interest expense that was partially offset by a decline in Loan servicing income.  Total expenses increased to $97 million, up $12 million, or 14%, compared with the third quarter of 2014 primarily driven by higher provisions for legal and regulatory matters that was partially offset by decreases in Professional and third-party service fees and Repurchase and foreclosure-related charges.

Net revenues.  We continued to experience a decline in our capitalized loan servicing portfolio and an increase in our subservicing portfolio driven by the execution of our MSR flow sale arrangements and our fee-based closing volume.  As a result, Servicing fees from our capitalized portfolio decreased to $72 million, down $16 million, or 18%, compared to the prior year quarter driven by a 15% decrease in our average capitalized loan servicing portfolio.  Subservicing fees increased by $3 million, or 20%, compared to the prior year quarter primarily driven by recurring fees that we began charging to certain clients in the fourth quarter of 2014 related to compliance with the CFPB's single point of contact servicing rules and $2 million of operating benefits from renegotiating our subservicing agreements. Late fees and other ancillary servicing revenue decreased by $3 million, or 27% compared to the prior year quarter primarily driven by improving delinquencies and lower fees from HAMP modifications which roll off over the three year earning period.

During the third quarter of 2015, Market-related fair value adjustments decreased the value of our MSRs by $72 million which was partially offset by $50 million of net gains on MSR derivatives primarily related to a decrease in interest rates.  The $72 million negative Market-related fair value adjustments during the third quarter of 2015 was primarily attributable to a 28 basis points decrease in the modeled primary mortgage rate. During the third quarter of 2014, Market-related fair value adjustments decreased the value of our MSRs by $40 million which was primarily driven by a flattening of the yield curve.

Allocated unsecured interest expense decreased to $8 million, down $3 million, or 27%, compared to the prior year quarter which reflects a decline in allocated costs driven by a lower average balance of MSRs and the impact from our capital strategy actions to reduce our corporate unsecured debt levels.

Total expenses.  Professional and third-party service fees decreased to $5 million, down $4 million, or 44%, compared to the prior year quarter primarily driven by nonrecurring expenses incurred during the third quarter of 2014 related to compliance activities.

Repurchase and foreclosure-related charges were favorable by $4 million compared to the third quarter of 2014 which was primarily driven by a $5 million provision during the third quarter of 2014 related to the resolution agreement with Fannie Mae to substantially resolve all outstanding and certain future repurchase and indemnification obligations for loans delivered prior to July 1, 2012.

Other expenses increased by $21 million compared with third quarter of 2014 primarily due to $24 million of higher provisions for legal and regulatory matters.

See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation.

Year-to-Date Comparison:  Mortgage Servicing segment loss was $66 million during the nine months ended September 30, 2015 compared to a loss of $90 million during the prior year.  Net revenues increased to $201 million, up $91 million compared to the prior year primarily driven by favorable comparisons in our market-related fair value adjustments and higher net gains on MSR derivatives that were partially offset by a decline in Loan servicing income.  Total expenses increased to $267 million, up $67 million, or 34%, compared with the nine months ended September 30, 2014 primarily driven by higher provisions for legal and regulatory matters, a provision for certain non-recoverable fees associated with foreclosure activities, an increase in Corporate overhead allocations and higher Repurchase and foreclosure-related charges.

Net revenues.  Servicing fees from our capitalized portfolio decreased to $228 million, down $42 million, or 16%, compared to the prior year driven by a 15% decrease in our average capitalized loan servicing portfolio.  Subservicing fees increased by $11 million, or 27%, compared to the prior year primarily driven by recurring fees that we began charging to certain clients in the fourth quarter of 2014 related to compliance with the CFPB’s single point of contact servicing rules, $2 million of operating benefits from renegotiating our subservicing agreements and a 10% increase in the average number of loans in our subserviced portfolio. Late fees and other ancillary servicing revenue decreased by $5 million, or 14% compared to the prior year primarily driven by improving delinquencies and lower fees from HAMP modifications which roll off over the three year earning period.

Relatively lower interest rates throughout the first nine months of 2015 led to an increase in refinancing closings which resulted in a 14% increase in payoffs in our capitalized loan servicing portfolio compared to the prior year.  The higher payoff activity compared with the nine months ended September 30, 2014 and a 7 basis points increase in the average MSR value of prepayments drove a $19 million, or 23%, unfavorable MSR valuation change from actual prepayments of the underlying mortgage loans.

Market-related fair value adjustments increased the value of our MSRs by $9 million during the nine months ended September 30, 2015 and net gains on MSR derivatives were $54 million from changes in interest rates.  The $9 million positive Market-related fair value adjustments during the nine months ended September 30, 2015 reflects favorable adjustments associated with updates to our prepayment model to align modeled and actual prepayments and changes from market data calibration that was partially offset a 4 basis point decline in the modeled primary mortgage rate and model updates to reflect increased servicing costs and foreclosure losses. During the nine months ended September 30, 2014, Market-related fair value adjustments decreased the value of our MSRs by $97 million which was driven by a 41 basis points decline in the modeled primary mortgage rate that was partially offset by a lower sensitivity to higher actual prepayments on our capitalized servicing portfolio.  The decline in interest rates also drove net gains on MSR derivatives of $26 million during the prior year.

Allocated unsecured interest expense decreased to $26 million, down $7 million, or 21%, compared to the prior year which reflects a decline in allocated costs driven by a lower average balance of MSRs and the impact from our capital strategy actions to reduce our corporate unsecured debt levels.

Total expenses. Professional and third-party service fees decreased to $19 million, down $4 million, or 17%, compared to the prior year primarily driven by nonrecurring expenses incurred during the nine months ended September 30, 2014 related to compliance activities.

Repurchase and foreclosure-related charges were $5 million for the nine months ended September 30, 2015 primarily driven by expenses not reimbursed pursuant to government mortgage insurance programs. Repurchase and foreclosure-related charges were $2 million for the nine months ended September 30, 2014 which was driven by a $5 million provision related to the resolution agreement with Fannie Mae that was partially offset by a benefit related to a decline in the population of outstanding repurchase requests from private investors.

Other expenses increased by $61 million compared with the nine months ended September 30, 2014 primarily due to $58 million of higher provisions for legal and regulatory matters and a $6 million provision for certain non-recoverable fees associated with foreclosure activities.

See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Loan servicing income:
Servicing fees from capitalized portfolio	$72	$88	$228	$270
Subservicing fees	18	15	52	41
Late fees and other ancillary servicing revenue	8	11	30	35
Curtailment interest paid to investors	(4)	(4)	(12)	(11)
Total	$94	$110	$298	$335

Changes in fair value of mortgage servicing rights:
Actual prepayments of the underlying mortgage loans	$(34)	$(32)	$(102)	$(83)
Actual receipts of recurring cash flows	(9)	(12)	(30)	(35)
Market-related fair value adjustments	(72)	(40)	9	(97)
Total	$(115)	$(84)	$(123)	$(215)

Other operating expenses:
Corporate overhead allocation	$11	$9	$32	$24
Repurchase and foreclosure-related charges	(1)	3	5	2
Other expenses	48	27	100	39
Total	$58	$39	$137	$65

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

Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net revenues	$—	$6	$6	$6
Salaries and related expenses	13	25	43	55
Professional and third-party service fees	25	17	82	42
Technology equipment and software expenses	4	5	13	13
Occupancy and other office expenses	—	1	2	2
Depreciation and amortization	1	2	3	7
Other operating expenses	3	26	39	28
Total expenses before allocation	46	76	182	147
Corporate overhead allocation:
Mortgage Production segment	(32)	(28)	(95)	(74)
Mortgage Servicing segment	(11)	(9)	(32)	(24)
Total expenses	3	39	55	49
Net loss before income taxes	$(3)	$(33)	$(49)	$(43)

Quarterly Comparison:  Net loss before income taxes was $3 million during the third quarter of 2015, compared to a loss of $33 million during the prior year quarter.  There were no Net revenues during the third quarter of 2015 since the transition services agreement related to the sale of the Fleet business was substantially complete at the end of the second quarter of 2015. Net revenues from the transition service agreement during the third quarter of 2014 were $6 million. Total expenses before allocations decreased to $46 million, down $30 million, or 39%, compared to the prior year quarter primarily driven by debt retirement losses during 2014 and lower Salaries and related expenses that were partially offset by an increase in Professional and third-party service fees from our re-engineering efforts.

Total expenses.  Salaries and related expenses decreased to $13 million, down $12 million, or 48%, compared to the prior year quarter primarily due to $7 million of severance costs incurred during the third quarter of 2014 associated with the re-engineering of our operations and support infrastructure. In addition, there was a $7 million decrease in management incentive compensation that was partially offset by a $3 million increase in Salaries, benefits and incentives related to our efforts to re-engineer our support infrastructure for a stand-alone mortgage business resulting in the transfer of certain employees from our mortgage business into our corporate shared service platform beginning in January 2015.

Professional and third-party service fees increased to $25 million, up $8 million, or 47%, compared to the prior year quarter primarily due to costs associated with the modernization and security of our information technology systems, implementing new compliance requirements in our origination business and other investments from our re-engineering efforts.

Other operating expenses decreased by $23 million compared to the third quarter of 2014 primarily due to capital strategy actions taken during the prior year quarter which resulted in a $24 million loss associated with the early repayment of the Senior Notes due in 2016.

Year-to-Date Comparison:  Net loss before income taxes was $49 million during the nine months ended September 30, 2015, compared to a loss of $43 million during the prior year.  Net revenues were $6 million during both the nine months ended September 30, 2015 and 2014 which was primarily driven by income from a transition services agreement related to the sale of the Fleet business. Total expenses before allocations increased to $182 million, up $35 million, or 24%, compared to the prior year primarily driven by an increase in Professional and third-party service fees from our Fleet separation actions and re-engineering efforts and higher debt retirement losses, that were partially offset by lower Salaries and related expenses.

Total expenses.  Salaries and related expenses decreased to $43 million, down $12 million, or 22%, compared to the prior year primarily due to $12 million of severance costs incurred during the nine months ended September 30, 2014 associated with the re-engineering of our operations and support infrastructure. In addition, we transferred certain employees from our mortgage business into our corporate shared service platform during January 2015 which resulted in an $8 million increase in Salaries, benefits and incentives that was offset by a $7 million decrease in management incentive compensation compared to the prior year.

Professional and third-party service fees increased to $82 million, up $40 million, or 95%, compared to the prior year which included $13 million of costs that were not allocated to our reportable segments primarily related to actions to separate our information technology systems from the Fleet business and costs associated with evaluating strategic growth opportunities.  The remaining $27 million increase in Professional and third-party service fees compared to the prior year primarily relates to costs associated with the modernization and security of our information technology systems, implementing new compliance requirements in our origination business, providing services under the transition services agreement and other investments from our re-engineering efforts.

Other operating expenses increased by $11 million compared to the nine months ended September 30, 2014 primarily due to $6 million of higher debt retirement losses related to capital strategy actions. During the nine months ended September 30, 2015, we recorded a $30 million loss related to the exchange of the Convertible notes due in 2017, compared to a $24 million loss during the prior year associated with the early repayment of the Senior Notes due in 2016. In addition, there was a $4 million increase in Other operating expenses related to the transfer of costs from our mortgage business into our corporate shared service platform.

RISK MANAGEMENT

We are exposed to various business risks which may significantly impact our financial results including, but not limited to: (i) interest rate risk; (ii) consumer credit risk; (iii) counterparty and concentration risk; (iv) liquidity risk; and (v) operational risk.

During the nine months ended September 30, 2015, there have been no significant changes to our counterparty and concentration risk, liquidity risk or operational risk.  In addition, as of September 30, 2015, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.

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

We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold.  During the third quarter of 2015, we updated the analysis used to calculate probable losses to include more predictive assumptions in response to changes in the repurchase criteria of the Agencies. There was not a material impact to the required reserve resulting from this update. Actual losses incurred in connection with loan repurchases and indemnifications could vary significantly from and exceed the recorded liability and we may be required to increase our loan repurchase and indemnification liability in the future.  Accordingly, there can be no assurance that actual losses or estimates of reasonably possible losses associated with loan repurchases and indemnifications will not be in excess of the recorded liability or that we will not be required to increase the recorded liability in the future.  See Note 10, 'Credit Risk' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our repurchase and foreclosure-related reserves.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of September 30, 2015, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $30 million which primarily relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of our underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.  Our estimate of reasonably possible losses does not represent probable losses and does not include an estimate for any losses related to loans from origination years where the Agencies have substantially completed or resolved their file reviews or related to loans with defects that were excluded from the resolution agreement entered into with Fannie Mae related to loans originated and delivered prior to July 1, 2012.  Excluded defects include, but are not limited to, loans with certain title defects or with violations of law.

Repurchase and foreclosure-related reserves consist of the following:

	September 30, 2015	December 31, 2014
	(In millions)
Loan repurchase and indemnification liability	$66	$63
Adjustment to value for real estate owned	16	16
Allowance for probable foreclosure losses	11	14
Total	$93	$93

The table below presents the trend over the most recent quarters of our repurchase and foreclosure-related reserves activity and the number of repurchase and indemnification requests received:

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014 (1)	September 30, 2014
	($ In millions)
Balance, beginning of period	$92	$92	$93	$103	$110
Realized losses	(2)	(8)	(5)	(19)	(12)
(Decrease) increase in reserves due to:
Change in assumptions	(1)	4	2	4	3
New loan sales	4	4	2	5	2
Balance, end of period	$93	$92	$92	$93	$103

Repurchase and indemnification requests received (number of loans)	82	124	144	168	192
________________

(1)
Realized losses includes $12 million that was paid to Fannie Mae related to a resolution agreement and Changes in assumptions includes an $8 million provision for estimated losses related to the sale of mortgage servicing rights for certain highly delinquent government insured loans.

We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	September 30, 2015			December 31, 2014
	Investor Requests	Insurer Requests	Total (4)	Investor Requests	Insurer Requests	Total (4)
	(In millions)
Agency Invested:
Claim pending (1)	$11	$—	$11	$12	$1	$13
Appealed (2)	10	7	17	10	6	16
Open to review (3)	6	2	8	12	1	13
Agency requests	27	9	36	34	8	42
Private Invested:
Claim pending (1)	3	—	3	3	—	3
Appealed (2)	11	—	11	7	—	7
Open to review (3)	9	1	10	8	1	9
Private requests	23	1	24	18	1	19
Total	$50	$10	$60	$52	$9	$61
__________________

(1)	Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)
Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant.  Based on claims received and appealed during the last twelve months ended September 30, 2015 that have been resolved, we were successful in refuting approximately 90% of claims appealed.

(3)
Open to review status represents loans where we have not completed our review process.  We appealed approximately 70% of claims received and reviewed during the last twelve months ended September 30, 2015.

(4)
Investors may make repurchase demands based on unresolved mortgage insurance rescission notices.  In these cases, the total unresolved requests balance includes certain loans that are currently subject to both an outstanding repurchase demand and an unresolved mortgage insurance rescission notice.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include: unrestricted Cash and cash equivalents; proceeds from the sale or securitization of mortgage loans; proceeds from the sale of newly-created mortgage servicing rights; secured borrowings, including mortgage warehouse and servicing advance facilities; and cash flows from operations. Our primary operating funding needs arose from the origination and funding of mortgage loans and the retention of mortgage servicing rights. Our liquidity needs can also be significantly influenced by many factors, including but not limited to, changes in interest rates due to collateral posting requirements from derivative agreements, the levels of repurchase and indemnification requests and other contingent liabilities.

During the second quarter of 2015, we completed an exchange of 99% of our 6.0% Convertible notes due in 2017 for $274 million of cash and 10.076 million shares of our Common stock and, in July 2015, we retired substantially all of the remaining notes for $4 million of cash. See Note 8, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements for more information.

As announced previously, our Board of Directors has authorized up to $250 million in open market purchases of our Common stock through March 31, 2016, which has been subsequently extended through December 31, 2016. We intend to commence open market share repurchases of up to $100 million effective upon the next available securities purchase window. The execution of share repurchases is subject to market and business conditions and the trading price of our common stock. In considering the implementation of open market share repurchases in excess of $100 million, we will closely monitor regulatory developments and evaluate our overall capital structure, liquidity position and the nature of other potential uses of cash, including investments in growth.

Given our expectation for business volumes we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.

Further information related to our liquidity and capital resources can be found in our 2014 Form 10-K.

Cash Flows

Our total unrestricted cash position as of September 30, 2015 is approximately $1.0 billion, which includes $101 million of cash in variable interest entities.  We will continue to maintain an excess unrestricted cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we considered in our analysis of cash requirements as of September 30, 2015:

▪	$360 million to $410 million for identified contingencies, including amounts related to mortgage loan repurchases and legal and regulatory matters;

▪	$25 million to $50 million cash reserves for mortgage-related interest rate risk management activities; and

▪	$100 million to $125 million for working capital needs.

After consideration of these total requirements of $485 million to $585 million, we have approximately $295 million to $395 million of excess cash available for operations, excluding cash in variable interest entities.  See “—Overview—Executive Summary” for additional discussion of our plans to use excess cash to execute our strategic priorities.

The following table summarizes the changes in Cash and cash equivalents and, for the nine months ended September 30, 2014, amounts also include six months of cash flows related to the activities of our discontinued operations:

	Nine Months Ended September 30,
	2015	2014	Change
	(In millions)
Cash provided by (used in):
Operating activities	$59	$655	$(596)
Investing activities	84	159	(75)
Financing activities	(420)	(608)	188
Net (decrease) increase in Cash and cash equivalents	$(277)	$206	$(483)

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

During the nine months ended September 30, 2015, cash provided by our operating activities was $59 million which was primarily driven by the impact of timing differences between the origination and sale of mortgages as Mortgage loans held for sale decreased by $132 million between September 30, 2015 and December 31, 2014 that was partially offset by losses from operations related to the pricing levels and mix of closings of our private label agreements and cash investments related to our growth and re-engineering efforts.

During the nine months ended September 30, 2014, cash provided by operating activities was $655 million which was primarily reflective of positive cash flows from our Mortgage Servicing segment and from our discontinued operations that were partially offset by cash used in our Mortgage Production segment. Cash flows in our Mortgage Production segment reflected losses from operations related to the pricing levels and mix of closings of our private label agreements that was partially offset by timing differences between the origination and sale of mortgage loans. During the nine months ended September 30, 2014, our cash flows from operating activities also included depreciation on operating leases of our Fleet business, which was sold during 2014 and is presented as a discontinued operation.

Investing Activities

Cash flows from investing activities include changes in the funding requirements of restricted cash, investments for our mortgage business and proceeds on the sale of mortgage servicing rights.

During the nine months ended September 30, 2015, cash provided by our investing activities was $84 million, which was driven by $49 million of net cash received from MSR derivatives related to the settlement of certain MSR-related instruments. In addition, cash provided by investing activities included $45 million of cash received from proceeds from the sale of MSRs related to sales under our MSR flow sale arrangements and the sale of a population of highly delinquent government insured loans that was completed during the fourth quarter of 2014.

During the nine months ended September 30, 2014, cash provided by our investing activities was $159 million, which primarily consisted $1.1 billion of net proceeds we received from the sale of the Fleet business that was partially offset by $649 million in net cash outflows from the purchase and sale of vehicles from our discontinued operations and the purchase of $250 million of certificates of deposit.

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

During the nine months ended September 30, 2015, cash used in our financing activities was $420 million which primarily related to $275 million of cash paid to complete the exchange of the Convertible notes due in 2017 and $133 million of net payments on secured borrowings primarily resulting from decreased funding requirements for Mortgage loans held for sale.

During the nine months ended September 30, 2014, cash used in our financing activities was $608 million which primarily related to $425 million of principal payments on our unsecured borrowings and $200 million associated with repurchases of our Common stock. The principal payments on our unsecured borrowings included a $250 million payment at maturity for our Convertible Notes due in 2014, a $170 million payment to retire the Senior Notes due in 2016 and a $5 million payment on our Convertible notes due in 2017. The retirement of the Senior Notes due in 2016 also resulted in the payment of $22 million in debt retirement premiums, which was recognized in Net cash provided by operating activities. The conversion of our Convertible notes due in 2017 also resulted in a payment of a $4 million cash conversion premium which was recognized in Net cash used in financing activities.

During the nine months ended September 30, 2014, our cash flows from financing activities also include proceeds from and payments on borrowings under our vehicle management asset-backed debt, which was used to fund our discontinued operations. We transferred the subsidiaries that issued vehicle management asset-backed debt to Element Financial Corporation in connection with the completion of the sale of our Fleet business.

Debt

The following table summarizes our Debt as of September 30, 2015:

	Balance	Collateral(1)
	(In millions)
Warehouse facilities	$663	$704
Servicing advance facility	112	167
Unsecured debt	615	—
Total	$1,390	$871

_________________

(1)	Assets held as collateral are not available to pay our general obligations.

See Note 8, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding the components of our debt.

Warehouse Facilities

Mortgage warehouse facilities consisted of the following as of September 30, 2015:

	Balance	Total Capacity	Available Capacity(1)	Maturity Date
		(In millions)
Debt:
Committed facilities:
Credit Suisse First Boston Mortgage Capital LLC	$218	$575	$357	06/17/2016
Fannie Mae	—	500	500	12/13/2015
Bank of America, N.A.	222	400	178	12/18/2015	(2)
Wells Fargo Bank, N.A.	223	450	227	4/1/2016
Committed warehouse facilities	663	1,925	1,262
Uncommitted facilities:
Fannie Mae	—	2,500	2,500	n/a
Total	$663	$4,425	$3,762

Off-Balance Sheet Gestation Facilities:
Uncommitted facilities:
JP Morgan Chase Bank, N.A. (3)	$—	$250	$250	n/a

___________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)	The maturity date of this facility may be extended at our election until December 16, 2016, if certain extension conditions are satisfied.

(3)	On October 22, 2015, we extended the uncommitted JP Morgan Chase off-balance sheet gestation facility to October 27, 2016.

Servicing Advance Funding Arrangements

As of September 30, 2015, there are $743 million of Servicing advance receivables, net on our Condensed Consolidated Balance Sheets, including $361 million funded by subservicing clients, $112 million funded by our servicing advance facility and $270 million funded from our capital.

On June 11, 2015, we issued variable funding notes to Wells Fargo and the proceeds were used to pay in full all amounts owed under our prior servicing advance facility, due to our prior committed purchaser's intention to exit the mortgage financing business, as discussed in Note 8, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements.

Funding arrangements related to servicing advances consisted of the following as of September 30, 2015:

	Balance	Total Capacity	Available Capacity(1)	Maturity Date
		(In millions)
Debt:
PSART Servicing Advance facility	$112	$155	$43	06/15/17	(2)
Subservicing advance liabilities:
Client-funded amounts	361	n/a	n/a	n/a
Total	$473
__________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)
The facility has a revolving period through June 15, 2016, after which the facility goes into amortization.  The maturity date of June 15, 2017 presented above represents the final repayment date of the amortizing notes.

Unsecured Debt

During the second quarter of 2015, we completed the offer to exchange $243 million aggregate principal of our 6.0% Convertible notes due in 2017 and, in July 2015, we retired substantially all of the remaining notes for $4 million of cash. See Note 8, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements for more information.

Unsecured borrowing arrangements consisted of the following as of September 30, 2015:

	Balance	Maturity Date
	(In millions)
6% Convertible notes due in 2017	$—	6/15/2017	(1)
7.375% Term notes due in 2019	275	9/1/2019
6.375% Term notes due in 2021	340	8/15/2021
Total	$615	0
 _________________

(1)	After the completion of the exchange offers, an insignificant amount of notes remain.

Our senior unsecured long-term debt credit ratings are below investment grade, and as a result, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets.  A security rating is not a recommendation to buy, sell or hold securities, may not reflect all of the risks associated with an investment in our debt securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating. As of October 29, 2015, our credit ratings on our senior unsecured debt were as follows:

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

 Debt Covenants

There were no significant amendments to the terms of debt covenants during the nine months ended September 30, 2015.  As of September 30, 2015, we were in compliance with all financial covenants related to our debt arrangements.

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

Reserves are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and we may estimate a range of possible loss for consideration in these estimates. The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters. Accordingly, our estimates may change from time to time and such changes may be material to our consolidated results of operations. There can be no assurance that the ultimate resolution of such matters will not result in losses in excess of our recorded reserves, or in excess of our estimate of reasonably possible losses, and the ultimate resolution of any particular matter, or matters, may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1, 'Summary of Significant Accounting Policies' in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments.  Additionally, our escrow earnings on our mortgage servicing rights are sensitive to changes in short-term interest rates such as LIBOR. We also are exposed to changes in short-term interest rates on certain variable rate borrowings including our mortgage warehouse debt and our servicing advance facility. The valuation of our Mortgage servicing rights is based, in part, on the realization of the forward yield curve due to the impact that expected future interest rates have on our expected cash flows. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

We used September 30, 2015 market rates to perform a sensitivity analysis that measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.  The estimates assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our Mortgage pipeline, Mortgage servicing rights and related derivatives and unsecured debt that are sensitive to interest rates as of September 30, 2015 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
	(In millions)
Mortgage pipeline:
Mortgage loans held for sale	$9	$8	$4	$(5)	$(11)	$(23)
Interest rate lock commitments(1)	17	13	8	(9)	(20)	(45)
Forward loan sale commitments(1)	(29)	(22)	(13)	14	31	65
Option contracts(1)	—	—	—	—	—	2
Total Mortgage pipeline	(3)	(1)	(1)	—	—	(1)

MSRs and related derivatives:
Mortgage servicing rights	(254)	(120)	(58)	53	102	183
Derivatives related to MSRs(1)	176	75	34	(32)	(61)	(110)
Total MSRs and related derivatives	(78)	(45)	(24)	21	41	73

Unsecured term debt	(24)	(12)	(6)	6	12	23
Total, net	$(105)	$(58)	$(31)	$27	$53	$95
__________________

(1)	Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Certain of our existing proceedings are as follows: In June 2014, we received a final order of the Director of the CFPB, finding that our former reinsurance activities violated certain provisions of RESPA; the order requires us to disgorge $109 million. We continue to believe that we have complied with RESPA and other laws applicable to our former mortgage reinsurance activities, and have filed an appeal to the United States Court of Appeals, but there can be no assurances as to the final outcome of any such appeal. In August 2015, the United States Court of Appeals stayed the CFPB's order pending the appeal, and as a result, we were not required to post the judgment amount in escrow or comply with injunctive relief provided for in the order. In July 2015, we received a settlement proposal from a multistate coalition of certain mortgage banking related to our legacy servicing practices that would require us to pay a substantial amount, including administrative penalties and payments to borrowers, and proposing that we comply with national servicing standards, submit our servicing activities to monitoring for compliance, and other injunctive relief. In addition, we received a document subpoena from the Office of the Inspector General of the U.S. Department of Housing and Urban Development ("HUD OIG") requesting production of certain documents related to, among other things, our origination and underwriting process for loans insured by the Federal Housing Administration. We have also been notified by the New York Department of Financial Services ("NYDFS") that it intends to propose that we enter into a consent order to close out pending examination report findings. For more information regarding our existing matters, see Note 11, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements.
We are devoting substantial resources towards responding to inquiries, examinations and proceedings and are incurring increased costs with respect to these efforts. Our legal and regulatory matters are at varying procedural stages and the ultimate resolution of any of these matters may result in adverse judgments, fines, penalties, injunctions and other relief against us, payments made in settlement arrangements, as well as monetary payments, enhanced compliance requirements, changes in our business processes or procedures or agreements, limitations on our ability to pursue business strategies, or other agreements and obligations any of which could have a material adverse effect on our business, financial position, results of operations, liquidity or cash flows.

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
In recent years, there have been a number of developments in laws and regulations and other financial reform legislation that are expected to impact our business.  These developments include but are not limited to: (i) regulations from the Dodd-Frank Act; (ii) proposed changes to the infrastructures of Fannie Mae and Freddie Mac; and (iii) current rules proposed and adopted by the CFPB, including the implementation of changes to mortgage origination and settlement forms currently required under the Truth in Lending Act and Real Estate Settlement Procedures Act of 1974 which require significant modifications and enhancements to our mortgage production processes and systems. Certain provisions of the Dodd-Frank Act and of pending legislation in the U.S. Congress may impact the operation and practices of Fannie Mae and Freddie Mac, and could reduce or eliminate the GSE’s ability to issue mortgage-backed securities, which would materially and adversely affect our business and could require us to fundamentally change our business model since we sell substantially all of our loans pursuant to GSE-sponsored programs.
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

Risks Related to Our Common Stock

Our stock repurchase program may not result in effects we anticipated, including a positive return of capital to stockholders.

We have authority to repurchase up to $250 million of our Common stock through December 31, 2016 and we expect to initiate a stock repurchase program to repurchase up to $100 million shares of our Common stock effective at the next available securities purchase window. The execution of share repurchases is subject to market and business conditions and the trading price of our common stock.  There can be no assurances that our stock repurchase program will have the effects we anticipated.  Our stock repurchase program may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of Common stock. Our stock repurchase program is intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the program’s effectiveness.  There can be no assurance that we will repurchase the full amount authorized under any share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Depending on market and other business conditions, such purchases may be suspended at any time without prior notice.  Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock and our overall capital structure and liquidity position, including investments to grow the business and amounts for key cash requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 26, 2014, our Board of Directors authorized up to $450 million in share repurchases, including $200 million of accelerated stock repurchases (ASR) which we completed in March 2015, and up to $250 million in open market purchases over the twelve months following the completion of the ASR expiring no later than March 31, 2016. In November 2015, our Board of Directors extended the authorization for the $250 million in open market repurchases through December 31, 2016.

In the third quarter of 2015, we did not complete any share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of November, 2015.

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

10.1**
Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated January 31, 2005, as amended by Amendment No. 1 to Operating Agreement, dated May 12, 2005, and by Amendment No. 2 to Operating Agreement, dated March 31, 2006.

Filed herewith.

10.2**
Strategic Relationship Agreement, dated January 31, 2005, by and among Realogy Services Group LLC (f/k/a Cendant Real Estate Services Group, LLC), Realogy Services Venture Partner LLC (successor to Cendant Real Estate Services Venture Partner, Inc.), PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC, as amended by Amendment No. 1 to the Strategic Relationship Agreement, dated May 12, 2005, and by the Amended and Restated Amendment No. 2 to the Strategic Relationship Agreement, dated October 21, 2015.
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

———————
** Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the SEC.