Form 10-K
period 2015-12-31
PHH CORP
filed 2016-02-26
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

The aggregate market value of our Common stock held by non-affiliates of the registrant as of June 30, 2015 was $1.4 billion.

As of February 18, 2016, 53,500,437 shares of PHH Common stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2015 are incorporated by reference in Part III of this Report.

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
Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could”. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements concerning the following:

•	our expectations related to our future earnings and profitability;

•
the execution of our strategic priorities, and our expectations regarding future operating benefits from the achievement of those priorities, including benefits expected from amendments to our private label agreements and from expense reduction actions;

•	potential acquisitions, dispositions, partnerships, joint ventures and changes in product offerings;

•	future origination volumes and loan margins in the mortgage industry;

•	our expectations regarding the impacts of the shift in our volume to a greater mix of subserviced loans, including the impacts on our earnings and potential benefits to our capital structure;

•	our expectations of the impacts of regulatory changes on our business, including servicing costs and compensation reform, and any impacts to our origination and servicing processes;

•	our expectations around future losses from representation and warranty claims, and associated reserves and provisions;

•	our assessment of legal and regulatory proceedings and the associated impact on our financial statements; and

•	the impact of the adoption of recently issued accounting pronouncements on our financial statements.
Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part I—Item 1A. Risk Factors” in this Form 10-K and those factors described below:

•	our ability to achieve our strategic priorities and implement changes to meet our operational and financial objectives;

•	the effects of market volatility or macroeconomic changes and financial market regulations on the availability and cost of our financing arrangements and the value of our assets;

•	the effects of changes in current interest rates on our business, the value of our mortgage servicing rights and our financing costs;

•	our decisions regarding the use of derivatives and hedge strategies related to our mortgage servicing rights;

•
the impact of changes in the U.S. financial condition and fiscal and monetary policies, or any actions taken or to be taken by the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System on the credit markets and the U.S. economy;

•	the effects on our business of any further declines in the volume of U.S. home sales and home prices, due to adverse economic changes or otherwise;

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

•
the effects of changes in, or our failure to comply with, laws and regulations, including mortgage- and real estate-related laws and regulations and those that we are exposed to through our private label relationships, changes in the status of government sponsored-entities and changes in state, federal and foreign tax laws and accounting standards;

•
the effects of the outcome or resolutions of any inquiries, investigations or appeals related to our mortgage origination or servicing activities, any litigation related to our mortgage origination or servicing activities, or any related fines, penalties and increased costs, and the associated impact on our liquidity;

•
the ability to maintain our relationships with our existing clients, including our ability to comply with any changes in the terms of certain private label client agreements and any related service level agreements, and to establish relationships with new clients;

•	the effects of any declines in origination volumes sourced from our private label client relationships, driven by our clients actions, business strategies or otherwise;

•	the effects of competition in our business, including the impact of consolidation within the industry in which we operate and competitors with greater financial resources and broader product lines;

•
the inability or unwillingness of any of the counterparties to our significant customer contracts, hedging agreements, or financing arrangements to perform their respective obligations under such contracts, or to renew on terms favorable to us;

•
the impacts of our credit ratings, including the impact on our cost of capital and ability to access the debt markets, as well as on our current or potential customers’ assessment of our long-term stability;

•	the ability to obtain or renew financing on acceptable terms, if at all, to finance our mortgage loans held for sale, servicing advances, or to fund our growth strategies;

•	the ability to operate within the limitations imposed by our financing arrangements and to maintain or generate the amount of cash required to service our indebtedness and operate our business;

•	any failure to comply with covenants or asset eligibility requirements under our financing arrangements; and

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

PART I

Item 1. Business

Overview

We were incorporated in 1953 as a Maryland corporation. For periods between April 30, 1997 and February 1, 2005, we were a wholly owned subsidiary of Cendant Corporation (now known as Avis Budget Group, Inc.) and its predecessors and provided mortgage banking services, facilitated employee relocations and provided vehicle fleet management and fuel card services. On February 1, 2005, we began operating as an independent, publicly traded company pursuant to our spin-off from Cendant. On July 1, 2014, we sold all of the issued and outstanding equity interests of our Fleet Management Services business and related fleet entities (the "Fleet business") and began operating as a stand-alone mortgage business.

We are a leading non-bank mortgage originator and servicer of U.S. residential mortgage loans. Through our wholly-owned subsidiary, PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”), we provide outsourced mortgage banking services to a variety of clients, including financial institutions and real estate brokers throughout the U.S. and are focused on originating, selling, servicing, and subservicing residential mortgage loans. According to Inside Mortgage Finance, PHH Mortgage was the 7th largest overall mortgage loan originator with a 2.2% market share for the year ended December 31, 2015 and the 5th largest retail mortgage originator for the nine months ended September 30, 2015. Inside Mortgage Finance also reported that PHH Mortgage was the 9th largest mortgage loan servicer with a market share of 2.2% at December 31, 2015.

Segments

Our business activities are organized and presented in two operating segments: Mortgage Production and Mortgage Servicing. A description of each operating segment is presented below with further details and discussions of each segment’s results of operations presented in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”. Also refer to see Note 20, 'Segment Information' in the accompanying Notes to Consolidated Financial Statements for financial information about our segments.
Mortgage Production
Our Mortgage Production segment provides private label mortgage services to financial institutions and real estate brokers. We generate revenue through fee-based mortgage loan origination services and the origination and sale of mortgage loans into the secondary market. PHH Mortgage generally sells all saleable mortgage loans that it originates to secondary market investors, which include a variety of institutional investors, and initially retains the servicing rights on mortgage loans sold. The mortgage loans are typically sold within 30 days of origination and classified as held for sale until sold. During 2015, 62% of our mortgage loans were sold to, or were sold pursuant to, programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae and the remaining 38% were sold to private investors.
We source mortgage loans through our retail and wholesale/correspondent platforms. Within our retail platform, we operate through two principal business channels: (i) private label and (ii) real estate. A summary of these platforms and channels follows, with the percentage of our loan closings that each represents:

•
Retail - Private Label (75% in 2015 compared to 72% in 2014): We offer complete mortgage outsourcing solutions to wealth management firms, regional banks and community banks, including Merrill Lynch Home Loans, a division of Bank of America, National Association, Morgan Stanley Private Bank, N.A. and HSBC Bank USA which represented 26%, 20%, and 11% respectively, of our total mortgage loan originations for the year ended December 31, 2015.

All loans originated in this channel are originated and funded in the private label clients' names. Fee-based loans originated in this channel are retained by the private label client, whereas saleable loans originated in this channel are purchased by PHH Mortgage and subsequently sold into the secondary market. We principally generate revenue in this channel through the receipt of origination assistance fees from our private label clients, earned as a stated amount per loan for all fee-based and saleable loans, as well as the gain on loans sold into the secondary market for saleable loans, earned as a percentage of the unpaid principal balance sold. During 2015, we completed our contract negotiations and executed revised agreements with our private label clients.

•
Retail - Real Estate (22% in 2015 compared to 24% in 2014): Our real estate channel is primarily supported by our relationship with Realogy, which represented 21% of our mortgage originations for the year ended December 31, 2015, and is more fully described below.

Saleable loans are originated in this channel through PHH Home Loans, PHH Mortgage or their affiliates. PHH Home Loans sells its loan originations to third parties or to PHH Mortgage, and PHH Mortgage sells loans to, or pursuant to programs sponsored by, Fannie Mae, Freddie Mac and Ginnie Mae, or sells loans to private investors. We principally generate revenue from the receipt of origination and application fees, earned on a per loan basis, as well as the gain on sale of loans sold into the secondary market, earned as a percentage of the unpaid principal balance of loans sold.

•
Wholesale/Correspondent (3% in 2015 compared to 4% in 2014):  We purchase closed mortgage loans from community banks, credit unions, mortgage brokers and mortgage bankers, and also acquire mortgage loans from mortgage brokers that receive applications from and qualify the borrowers.

We principally generate revenue from the receipt of underwriting fees from correspondents earned on a per-unit loan basis as well as the gain on sale of loans sold into the secondary market, earned as a percentage of the unpaid principal balance of loans sold. The gain on the sale of loans in this channel is reduced for the loan premium paid to acquire the loan from correspondents.

Realogy Relationship
The Mortgage Production segment includes PHH Home Loans, LLC (together with its subsidiaries, “PHH Home Loans”), which is a joint venture that we maintain with Realogy Corporation. We own 50.1% of PHH Home Loans through our subsidiaries and Realogy owns the remaining 49.9% through their affiliates. We have the right to use the Century 21, Coldwell Banker, ERA and Sotheby’s brand names in marketing our mortgage loan products through PHH Home Loans and other arrangements that we have with Realogy.
PHH Home Loans originates and sells loans primarily sourced through real estate brokers associated with NRT Incorporated, Realogy’s owned real estate brokerage business. NRT Incorporated is the largest owner and operator of residential real estate brokerages in the U.S. and Realogy is a franchisor of some of the most recognizable residential real estate brands. In this channel, we also work with Cartus Corporation, Realogy’s relocation business, to provide mortgage loans to employees of Cartus’ clients. Cartus is an industry leader of outsourced corporate relocation services.
Unless terminated earlier, our relationship with Realogy continues until January 31, 2055. Beginning February 1, 2015, Realogy has the right, at any time, to give us two years notice of their intent to terminate their interest in PHH Home Loans, which would result in the termination of our other agreements with Realogy, including the strategic relationship agreement and PHH Home Loans's license to use Realogy's trade names.

Mortgage Servicing

Our Mortgage Servicing segment services mortgage loans originated by PHH Mortgage and acts as a subservicer for certain clients that own the underlying servicing rights. We service loans on behalf of the owners of the underlying mortgage, and we have limited exposure to credit risk because we do not hold loans for investment purposes. We principally generate revenue in our Mortgage Servicing segment through contractual fees earned from our servicing rights, which are a stated percentage of the unpaid principal balance of current, performing loans, or from our subservicing agreements, which are typically a stated fee per loan that varies based on the delinquency status. In circumstances where we own the right to service a mortgage loan, we recognize a mortgage servicing right asset; whereas we do not recognize an asset associated with our subservicing agreements. Accordingly, subservicing agreements are less capital intensive.

Costs to service both performing and delinquent loans have significantly increased over the past five years, which has negatively impacted the results of our Mortgage Servicing segment. Evolving regulatory changes have increased the cost of compliance; however, there has been no increase in the compensation structure for owners of mortgage servicing rights. While we are monitoring various proposals for servicing compensation reform over the longer term, in the near term we have focused on proactively managing the composition of our servicing portfolio and the underlying expense drivers to improve profitability. While we continue to pursue a long-term strategy of being a more capital light, fee-based business, in the near term we may take actions to proactively rebalance our capitalized portfolio composition to reduce delinquent servicing expenses and improve scale. Such actions may include evaluating the need to sell, retain or acquire servicing rights with specific characteristics. We expect that costs to service may continue to exceed revenue from the capitalized portfolio in the short-term.   Further, absent compensation reform, improvements in our costs to service, execution of our strategies to achieve scale, and depending on the actual progression of future interest rates compared to current projections, there can be no assurances whether the mortgage servicing right asset will yield its modeled value over the long term.

During 2015, we completed a series of transactions to reduce delinquency and foreclosure expenses and mitigate the risk associated with servicing delinquent loans in the future. We are also focusing on a series of operational improvements related to late stage delinquency performance, loss mitigation strategies and foreclosure timeline adherence to improve our results from servicing delinquent loans. In addition to these initiatives related to the capitalized servicing portfolio, we grew the UPB of our subservicing portfolio to $126.4 billion in 2015 from $113.4 billion in 2014 and $96.3 billion at the end of 2013. During 2014 and through 2015, the subservicing portfolio continued to increase, driven by the increased mix in fee-based closings and our MSR flow sale agreements. Under the MSR flow sale arrangements, we receive cash payments upon the sale of MSRs while we continue to subservice the underlying loans and will earn a lower subservicing fee for performing loans as compared to the fee earned if we owned the MSR asset. The focus on growth in the subservicing portfolio has led to a lower replenishment rate of MSRs. In the short-term, we do not expect significant improvements to the results of operations of our Mortgage Servicing segment as we continue to grow our subservicing portfolio.

For more information, see “Part I—Item 1A.—Risks Related to Our Business —The profitability of our Mortgage Servicing segment has been adversely affected by increased costs to service and declines in our capitalized servicing portfolio. Despite these increases in costs, the revenue received for mortgage servicing activities has remained constant for holders of mortgage servicing rights. There can be no assurances that our mortgage servicing rights asset will yield its modeled value, which could have an adverse effect on our business, financial position, and results of operations." in this Form 10-K.

Legal and Regulatory Environment

Our business is subject to extensive federal, state and local regulation. Our loan origination and servicing activities are primarily regulated at the state level by state licensing authorities and administrative agencies, with additional oversight from the Bureau of Consumer Financial Protection (the “CFPB”). The CFPB has rule-making, supervision and examination authority, and is responsible for enforcing federal consumer protection laws. In addition to state licensing requirements, we are required to comply with various federal consumer protection and other laws, including but not limited to:

•	the Gramm-Leach-Bliley Act, which requires us to maintain privacy regarding certain consumer data in our possession and to periodically communicate with consumers on privacy matters;

•	the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications;

•	the Truth in Lending Act, or TILA, and Regulation Z, which requires certain disclosures be made to mortgagors regarding the terms of their mortgage loans;

•
the Real Estate Settlement Procedures Act, or RESPA, and Regulation X, which require, among other things, certain disclosures to mortgagors regarding the costs of mortgage loans, the administration of escrow accounts, the transferring of mortgage loans, lender-placed insurance and other customer communications;

•	the TILA-RESPA Integrated Mortgage Disclosure Rule, or TRID, which mandates specific origination and settlement documents and processes;

•	the Fair Credit Reporting Act, which regulates the use and reporting of information related to the credit history of consumers;

•	the Equal Credit Opportunity Act and Regulation B, which prohibit discrimination on the basis of age, race and certain other characteristics in the extension of credit;

•	the Homeowners Protection Act, which requires, among other things, the cancellation of private mortgage insurance once certain equity levels are reached;

•	the Home Mortgage Disclosure Act and Regulation C, which require reporting of certain public loan data; and

•	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics.

In addition, by agreement with our private label clients, we are required to comply with additional laws and regulations to which our clients are subject. While we are not a bank, our private label business subjects us to both direct and indirect banking supervision and each private label client requires a unique compliance model, which creates complexities and potential inefficiencies in our operations. Laws and regulations we are exposed to through our private label relationships include, but are not limited to, the Bank Service Company Act, which permits the regulators of federal financial institutions to examine vendors, such as the Company, that provide outsourced services to such regulated financial institutions.

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

We are currently managing through various regulatory investigations, examinations and inquiries related to our legacy mortgage origination and servicing practices. Our experience is consistent with other companies in the mortgage industry, and several large mortgage originators have been subject to similar matters, which have resulted in the payment of substantial fines and penalties. We are continuing to address each matter, and we will defend our positions and/or appeal matters as appropriate when we believe we have meritorious defenses. Alternately, we may engage in settlement discussions on certain matters in order to avoid the additional monetary costs and other business impact of engaging in litigation. For more information, see Note 14, 'Commitments and Contingencies' in the accompanying Notes to Consolidated Financial Statements and “Part I—Item 1A.—Legal and Regulatory Risks—We are subject to litigation and regulatory investigations, inquiries and proceedings, and we may incur fines, penalties, increased costs, and other consequences that could negatively impact our business, results of operations, liquidity and cash flows or damage our reputation.” in this Form 10-K.

In recent years, there has been heightened regulatory and public scrutiny with regard to origination and servicing practices and there has been a number of developments in laws and regulations and other financial reform legislation that have impacted, or are expected to impact, our business. In 2015, mortgage lenders were required to make substantial system and operational changes to their mortgage production processes and systems in preparation for the October 2015 effective date of TRID. Since the effective date, we believe we have been originating loan products in compliance with the new rule. However, consistent with the experience of our peers, we have experienced longer timelines to close loans in the fourth quarter.

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
We expect that the higher level of legislative and regulatory focus on mortgage origination and servicing practices will result in higher legal, compliance and servicing related costs as well as heightened potential regulatory fines and penalties. For more information, see “Part I—Item 1A. Risk Factors—Legal and Regulatory Risks—Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. Any failure of ours to comply with applicable laws, rules, regulations or the terms of agreements with regulators could have a material adverse effect on our business, financial position, results of operations or cash flows.” in this Form 10-K.

Competition

The mortgage origination and servicing markets in which we operate are highly competitive. We compete with large financial institutions as well as non-bank originators and servicers. Some of our biggest competitors are large banks which include Wells Fargo Home Mortgage, Chase Home Finance, Bank of America and CitiMortgage. Non-bank originators and servicers have played an increasingly important role in the mortgage industry over the past few years, and we compete with companies which include Quicken Loans, Ocwen Financial Corporation, Nationstar Mortgage Holdings, Inc, PennyMac Financial Services among others. There are, however, a limited number of industry participants in the mortgage outsourcing business.

Production

In our origination business, we compete based on product offerings, rates, fees and customer service. In recent years, more restrictive loan underwriting standards and the widespread elimination of certain non-conforming mortgage products throughout the industry have resulted in a more homogeneous product offering, which has increased competition across the industry for mortgage originations. Loan margins have been impacted by the overall size of the mortgage market, and there are also heightened challenges and costs associated with the increasingly complex regulatory compliance environment.

Many of our competitors for mortgage loan originations that are commercial banks or savings institutions typically have access to greater financial resources, have more diverse funding sources with lower funding costs, are less reliant than we are on the sale of mortgage loans into the secondary markets to maintain their liquidity, and may be able to participate in government programs that we are unable to participate in because we are not a state or federally chartered depository institution, all of which places us at a competitive disadvantage. Other advantages of our largest competitors include, but are not limited to, their ability to hold new mortgage loan originations in an investment portfolio and their access to lower rate bank deposits as a source of funding.
Our competitive strengths flow from our established private label outsourcing model, which allows for customized end-to-end product and service offerings with a dedicated client support team. Our Production segment is highly dependent on our customer relationships, including our large private label clients and our access to originations sourced from the real estate markets through Realogy. Many smaller and mid-sized financial institutions may find it difficult to compete in the mortgage industry due to the significant market share of the largest competitors, along with the continual need to invest in technology in order to reduce operating costs while maintaining compliance with more restrictive underwriting standards and dynamic regulatory requirements. Our ability to win new clients and maintain existing customers is largely driven by the high levels of customer service we provide and our ability to comply and adapt to an increasingly complex regulatory environment.
Our relationship with Realogy, among other things, restricts us and our affiliates, subject to limited exceptions, from engaging in certain residential real estate services, including any business conducted by Realogy. Our strategic relationship agreement with Realogy also provides that we will not directly or indirectly sell any mortgage loans or mortgage loan servicing to certain competitors in the residential real estate brokerage franchise businesses in the U.S. (or any company affiliated with them).
Servicing
Banks such as Wells Fargo, JP Morgan Chase, and Bank of America perform a significant portion of loan servicing in the U.S. and represent our Servicing segment's largest competitors. According to Inside Mortgage Finance, 31% of outstanding mortgages at December 31, 2015 were serviced by these top 3 mortgage loan servicers, compared to 44% at the end of 2012. The decline in outstanding mortgages serviced by the top 3 mortgage loan servicers, and increases in the amount of servicing performed by non-bank servicers, represents a substantial shift in the industry as large banks have reduced their share of servicing in response to new regulations, to meet new capital requirements and focus on their core client base. We believe that this shift provides us with the opportunity to continue to pursue growth in fee-based revenue streams by adding new subservicing loans to our portfolio. Within the servicing industry, however, we face competition related to subservicing fee pricing.

Our competitive position within the loan servicing industry is dependent on our continued ability to demonstrate compliance with local, state, federal and investor regulations or requirements, improving technology and processes and maintaining a high quality servicing portfolio.

Employees

As of December 31, 2015, we employed approximately 3,800 persons in total. Management considers our employee relations to be satisfactory. None of our employees were covered under collective bargaining agreements during the year ended December 31, 2015.

Trademarks and Intellectual Property
Our private label clients license the use of their trade names and related logos to us in connection with our mortgage outsourcing business. These trademark licenses generally run for the duration of our agreements with such financial institution clients and facilitate the origination and subservicing services that we provide to them.
Realogy licenses its real estate brands and related items, such as logos and domain names, to us for use in the mortgage loan origination services that we provide to Realogy’s real estate brokerage, relocation and settlement services businesses. In connection with our spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.), PHH Home Loans was granted a license in connection with its mortgage loan origination services on behalf of Realogy’s real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus Corporation and the settlement services business owned and operated by Title Resource Group LLC.

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
See further discussion within “Part I—Item 1A. Risk Factors—Risks Related to Our Business—Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.”, “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management,” and “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” in this Form 10-K.

Available Information
Our corporate website is www.phh.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(e) or 15(d) of the Securities Exchange Act of 1934 available free of charge on our website under the tabs “Investors-SEC Reports” as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The public may read and copy our filings with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains our reports, proxy and information statements, and other information that we electronically file with the SEC.
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

Item 1A. Risk Factors

Legal and Regulatory Risks
We are subject to litigation and regulatory investigations, inquiries and proceedings, and we may incur fines, penalties, increased costs, and other consequences that could negatively impact our business, results of operations, liquidity and cash flows or damage our reputation.
There has been a heightened focus of regulators on the practices of the mortgage industry. Consistent with other mortgage originators and servicers, we are subject to litigation and regulatory investigations, examinations, inquiries and proceedings from regulators and attorneys general of certain states as well as various governmental agencies, with respect to our mortgage lending and/or mortgage servicing practices. In addition, we are defendants in various legal proceedings, including private and civil litigation. For more information regarding our existing matters, see Note 14, 'Commitments and Contingencies' in the accompanying Notes to Consolidated Financial Statements.
We are devoting substantial resources towards responding to litigation and regulatory investigations, examinations, inquiries and proceedings and have incurred, and expect to continue to incur, increasing costs with respect to these efforts. Our legal and regulatory matters are at varying procedural stages and the ultimate resolution of any of these matters may result in: (i) adverse judgments, settlements, fines, penalties, injunctions and other relief against us, including, without limitation, payments made in settlement arrangements, monetary payments; (ii) enhanced compliance requirements; (iii) changes in our business processes, procedures or agreements; (iv) limitations on our ability to pursue business strategies; or (iv) other agreements and obligations, any of which could have a material adverse effect on our business, financial position, results of operations, liquidity or cash flows.
Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. Any failure of ours to comply with applicable laws, rules, regulations or the terms of agreements with regulators could have a material adverse effect on our business, financial position, results of operations or cash flows.
Our business is subject to extensive regulation by federal, state and local government authorities and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on how we conduct our business. These laws, regulations and judicial and administrative decisions include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; compliance with federal and state disclosure and licensing requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; other trade practices; and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. In addition, as an outcome of agreements or orders reached with government regulators, we may be subject to enhanced compliance monitoring, reporting requirements, changes to our business processes and procedures, and other agreements or obligations related to our origination and servicing activities. Further, by agreement with our private label clients we are required to comply with additional laws and regulations to which our clients may be subject. While we are not a bank, our private label business subjects us to both direct and indirect banking supervision (including examinations by our private label clients' regulators), and each private label client requires a unique compliance model, which creates complexities and potential inefficiencies in our operations.
In recent years, there have been a number of developments in laws and regulations and other financial reform legislation that have negatively impacted, and we expect will continue to negatively impact, our business and increase our risks of investigations, inquiries and proceedings.  These developments include but are not limited to: (i) regulations from the Dodd-Frank Act; (ii) proposed changes to the infrastructures of Fannie Mae and Freddie Mac; (iii) increased vendor oversight obligations placed upon many of our private label clients by the Office of the Comptroller of the Currency and (iv) current rules proposed and adopted by the CFPB, including the implementation of changes to mortgage origination and settlement forms under the TILA-RESPA Integrated Mortgage Disclosure Rule, or TRID, which have required significant modifications and enhancements to our mortgage production processes and systems. Certain provisions of the Dodd-Frank Act and of pending legislation in the U.S. Congress may impact the operation and practices of Fannie Mae and Freddie Mac. These changes could reduce or eliminate the government-sponsored entities’ ("GSEs") ability to issue mortgage-backed securities, which would materially and adversely affect our business and could require us to fundamentally change our business model since we sold 62% of our loans in 2015 pursuant to GSE-sponsored programs.
We expect the higher legislative and regulatory focus on mortgage origination and servicing practices to continue to result in higher legal, compliance and servicing-related costs, heightened risk for potential regulatory fines, penalties, and actions required for injunctive relief, and such developments may result in limitations on our ability to pursue business strategies or otherwise adversely affect the manner in which we conduct our business.  Regulatory investigations, inquiries and proceedings all require a significant amount of our time and resources to manage. The magnitude and complexity of our responses required to meet these demands requires the time and attention of our management, which poses a risk to achieving our business goals and priorities. Further, in our mortgage origination and servicing activities we are exposed to operational risk and events of non-compliance resulting from inadequate or failed internal processes or systems, human factors, or external events. While we maintain and update our systems and procedures to comply with applicable laws and regulations and devote resources towards managing, assessing and reacting to developments, there can be no assurances that these measures will be effective or that changes will be implemented by the required deadlines.
Our failure to comply with applicable laws, rules, regulations or the terms of agreements with regulators could result in:

•	loss of our approvals to engage in our origination and servicing businesses and/or other limitations on our ability to originate or service loans;

•	government investigations and enforcement actions;

•	litigation;

•	an inability to execute on our business strategy;

•	required payments of fines, penalties, settlements or judgments;

•	the loss of client relationships, including our private label and subservicing agreements, and/or our agreements with Realogy; and/or

•	inability to fund our business, or otherwise operate our business.
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

Production.  During 2015, 62% of our mortgage loan sales were sold to, or were sold pursuant to programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from our relationships with Fannie Mae, Freddie Mac and Ginnie Mae, which include the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees, the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures and the use of mortgage warehouse facilities with Fannie Mae, pursuant to which, as of December 31, 2015, we had total capacity of $3.0 billion, with $500 million committed and $2.5 billion uncommitted.

Servicing.  We service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae.  As of December 31, 2015, 55% of our mortgage servicing rights and loans serviced through subservicing agreements pertain to these programs. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards.

Our status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller/servicer is subject to compliance with each entity’s respective selling and servicing guidelines and failure to meet such guidelines could result in the unilateral termination of our status as an approved seller/servicer.  Failure to maintain our relationship with each of Fannie Mae, Freddie Mac and Ginnie Mae would result in the termination of many of our agreements with our private label clients and otherwise would materially and adversely affect our business, financial position, results of operations and cash flows.

Further, changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could require us to fundamentally change our business model in order to effectively compete in the market.  Congress has held hearings and received reports outlining the long-term strategic plan for, and various options for long-term reform of the U.S. housing finance market, including changes designed to reduce government support for housing finance and the winding down of Freddie Mac and Fannie Mae over a period of years. If enacted, this legislation or further regulation that curtails Freddie Mac and/or Fannie Mae’s activities and/or results in the wind down of these entities could impact the pricing of mortgage related assets in the secondary market, result in higher mortgage rates to borrowers, and have a resulting negative impact on mortgage origination volumes and margins across the mortgage industry, any one of which could have a negative impact on our business.  There is currently uncertainty with respect to the extent, if any, of such reform, and the long-term or short-term impacts of such changes on the housing market, and the related impacts on our operations. There can be no assurances whether we could timely and effectively change our business model in order to remain a competitive mortgage loan originator or servicer, and any such changes to the programs or GSEs may have a material and adverse effect on our business, financial position, results of operations and cash flows.

The private label channel of our Mortgage Production segment has client-concentration risk related to the significant percentage of originations sourced from Merrill Lynch Home Loans, a division of Bank of America, National Association, Morgan Stanley Private Bank, N.A. and HSBC Bank USA. Any declines in the volume of loan originations sourced from these agreements, whether due to termination, non-renewal, or at the election of our counterparty, may materially and adversely impact our business and our consolidated financial position, results of operations and cash flows.
A significant percentage of originations in our private label business channel are sourced from a small number of client relationships, and this channel accounts for 75% of our total closings for the year ended December 31, 2015. In particular, 26% of our total originations were derived from Merrill Lynch Home Loans, a division of Bank of America, National Association, 20% from Morgan Stanley Private Bank, N.A. and 11% from HSBC Bank USA. None of these agreements contain minimum loan origination commitments. Substantial declines in origination volume sourced from our private label business channel would have a material and adverse impact on the Net revenues and Segment profit of our Mortgage Production segment, as well as our results of operations and cash flows.
We are also subject to the risk of loss or non-renewal of certain of our private label client agreements, including Morgan Stanley which is scheduled to expire on October 31, 2016 and HSBC which is scheduled to expire on March 30, 2018, in each case unless such agreement is earlier terminated by the client at their convenience and upon payment of a termination fee. In addition, our agreement with Bank of America, National Association that governs our private label relationship with Merrill Lynch Home Loans expires on December 31, 2018, but may be canceled at any time at their convenience upon 180 days' notice. Further, these relationships may be terminated or not renewed, as a result of a variety of factors, including but not limited to our failure to fully satisfy our contractual obligations, or if we are not able to negotiate commercially reasonable terms upon renewal. The loss or non-renewal of our large private label client agreements may materially and adversely impact our mortgage loan originations and resulting Net revenues and Segment profit of our Mortgage Production segment as well as our results of operations and cash flows.

The real estate channel of our Mortgage Production segment is substantially dependent upon our relationship with Realogy, and the termination of our contractual agreements with Realogy would have a material adverse effect on our business, financial position, results of operations and cash flows.

Relationship with Realogy.  We are party to a Strategic Relationship Agreement dated as of January 31, 2005 between PHH Mortgage, PHH Home Loans, PHH Broker Partner, Realogy Services Venture Partner Inc. and Cendant Corporation (now known as Avis Budget Group, Inc.). PHH Home Loans is a joint venture that was formed for the purpose of originating and selling mortgage loans that are primarily sourced from Realogy's owned real estate brokerage business. Under the Strategic Relationship Agreement, we are the exclusive recommended provider of mortgage loans to the independent sales associates affiliated with the real estate brokerage business owned and operated by Realogy’s affiliates and certain customers of Realogy.

During the year ended December 31, 2015, 21% of our mortgage loan originations were derived from Realogy’s affiliates, of which 91% were originated by PHH Home Loans.  In addition, during the year ended December 31, 2015, PHH Home Loans originated residential mortgage loans of $7.9 billion, and PHH Home Loans brokered or sold $2.7 billion of mortgage loans to PHH Mortgage under the terms of a loan purchase arrangement.

Contractual Agreements. Unless terminated earlier, our relationship with Realogy continues until January 31, 2055.  However, beginning on February 1, 2015 under the PHH Home Loans Operating Agreement, Realogy has the right at any time to give us two years notice of its intent to terminate its interest in PHH Home Loans. In addition, the Strategic Relationship Agreement and the PHH Home Loans Operating Agreement outline certain terms and events that would give Realogy the right to terminate the PHH Home Loans joint venture for cause.  These terms and events include, but are not limited to, if:

•
we materially breach any representation, warranty, covenant or other agreement contained in the Strategic Relationship Agreement or certain other related agreements, including, without limitation to, our confidentiality agreements in the PHH Home Loans Operating Agreement, the PHH Home Loans Trademark License Agreement, and the Strategic Relationship Agreement, and our non-competition agreements in the Strategic Relationship Agreement that is not cured following any applicable notice or cure period;

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

The volume of our mortgage loan originations is subject to a variety of factors, which include the level of interest rates, overall conditions in the housing market, general economic trends and the marketing efforts of our clients and partners. We may not be able to grow our origination volume to or achieve our desired scale in our originations platform, which could have an adverse effect on our business, financial position, and results of operations.

Changes in interest rates and the level of interest rates are key drivers that impact the volatility of our mortgage loan originations in our Mortgage Production segment and mortgage loan refinancing activity, in particular.  Historically, rising interest rates have generally been associated with a lower volume of loan originations and lower pricing margins in our Mortgage Production segment due to a disincentive for borrowers to refinance at a higher interest rate, while falling interest rates have generally been associated with higher loan originations and higher pricing margins, due to an incentive for borrowers to refinance at a lower interest rate. The level of market interest rates are significantly affected by monetary and related policies of the federal government, its agencies and government sponsored entities, which are particularly affected by the policies of the Federal Reserve Board that regulates the supply of money and credit in the United States.  The Federal Reserve Board’s policies can affect the size of the mortgage loan origination market, the pricing of our interest-earning assets and the cost of our interest-bearing liabilities. Changes in any of these policies are beyond our control, difficult to predict, particularly in the current economic environment, and could have a material adverse effect on our business, financial position, results of operations, liquidity or cash flows.

In addition, mortgage loan origination volume is also subject to other market factors that can impact our ability to grow our mortgage production volume. Competitive pressures from new and existing market participants, the level and composition of new and existing home purchase activity, the health of the overall economy or reductions in the overall level of refinancing activity can impact our ability to grow our loan origination volume, or can impact the total loan margin resulting from originating and selling loans into the secondary market. Our ability to generate Gain on loans held for sale, net in our Mortgage Production segment is significantly dependent on our level of saleable mortgage loan originations and the levels of total loan margin. Increases in interest rates could adversely affect our mortgage loan origination volume, which could have a material and adverse effect on our Mortgage Production segment, as well as our overall business and our consolidated financial position, results of operations, liquidity or cash flows.

The profitability of our Mortgage Servicing segment has been adversely affected by increased costs to service and declines in our capitalized servicing portfolio. Despite these increases in costs, the revenue received for mortgage servicing activities has remained constant for holders of mortgage servicing rights. There can be no assurances that our mortgage servicing rights asset will yield its modeled value, which could have an adverse effect on our business, financial position, and results of operations.

Since the implementation of new servicing rules and guidelines as part of the Dodd-Frank Act, costs to service performing and delinquent loans have significantly increased over the past five years, which has negatively impacted the results of our Servicing segment. Evolving regulatory changes have increased the cost of compliance with no commensurate change in the servicing compensation earned for our owned servicing portfolio. Further, our compensation as servicer for 55% of our total servicing portfolio (as of December 31, 2015) is driven by the standards defined by the Agencies. While we are monitoring various proposals for servicing compensation reform over the longer term, we have focused on evaluating the composition of our servicing portfolio and the underlying expense drivers in the near term to improve profitability. There can be no assurances that the revenue from the capitalized portfolio will exceed our total costs to service in the short term, or that the mortgage servicing rights asset will yield its modeled value over the longer term.

We have also implemented a strategy to shift the mix of our servicing portfolio to a greater mix of subserviced loans.  To execute this strategy, we have entered into agreements to sell a portion of our newly-created Mortgage servicing rights to third parties, where we will have continuing involvement as subservicer.  While we expect this strategy to have longer-term benefits, in the short term it should result in a reduced capitalized portfolio with lower Mortgage Servicing segment profit that would eventually be offset by a higher return on equity in the Mortgage Servicing segment. This strategy may result in a lower replenishment of prepayments and amortization with newly originated servicing rights as well as the increased risk associated with subservicing relationships, as the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause.  If we were to have our subservicing agreements terminated on a material portion of our subservicing portfolio, this could adversely affect our business, financial condition, and results of operations.

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.

We are exposed to interest rate risk and related price risk for many of our assets, including interest rate lock commitments, mortgage loans held for sale and mortgage servicing rights. Interest rate lock commitments generally range between 30 and 90 days, and we typically sell mortgage loans within 30 days of origination. The fair value of our mortgage servicing rights is highly sensitive to changes in interest rates, as borrower prepayment patterns are driven by the relative changes in mortgage interest rates.  Historically, the value of our mortgage servicing rights have increased when interest rates rise and have decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates, with changes in fair value of our mortgage servicing rights being included in our consolidated results of operations. Our consolidated financial positions, results of operations and cash flows are susceptible to significant volatility due to changes in the fair value of our mortgage servicing rights as interest rates change. In addition, changes in interest rates may require us to post additional collateral under certain of our financing arrangements and derivative agreements which could impact our liquidity.

We may employ various economic hedging strategies in an attempt to mitigate the interest rate and prepayment risk inherent in many of our assets, including our mortgage loans held for sale, interest rate lock commitments and our mortgage servicing rights. Our hedging activities include entering into derivative instruments, such as forward delivery commitments on mortgage backed-securities or whole loans, futures, and option contracts. We also seek to manage interest rate risk partially without the use of financial derivatives by monitoring and seeking to maintain an appropriate balance between our loan production volume and the size of our capitalized portfolio associated with mortgage servicing rights, as the value of mortgage servicing rights and the income they provide tend to be counter-cyclical to the changes in production volumes and the gain or loss on loans that result from changes in interest rates. This approach requires our management to make assumptions with regards to future replenishment rates for our mortgage servicing rights, loan margins, the value of additions to our mortgage servicing rights and loan origination costs, and many factors can impact these estimates, including loan pricing margins and our ability to adjust staffing levels to meet changing consumer demand.  Our decisions regarding the levels and composition of derivatives related to mortgage servicing rights could result in continued volatility in the results of operations for our Mortgage Servicing segment.

Our hedging strategies, including our decisions whether to use derivative instruments to hedge our Mortgage servicing rights, may not be effective in mitigating the risks related to changes in interest rates, and we may not have sufficient liquidity to exercise our strategies. There have been periods, and it is likely that there will be periods in the future, during which we incur significant losses as a result of our hedging strategies.

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

The industry in which we operate is highly competitive, and many of our competitors have access to greater financial resources, lower funding costs and greater access to funding sources, which may place us at a competitive disadvantage.

We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory or technological changes.  Competition for mortgage loan originations comes primarily from commercial banks and savings institutions, as well as non-bank mortgage originators.  Many of our competitors for mortgage loan originations that are commercial banks or savings institutions typically have access to greater financial resources, have more diverse funding sources with lower funding costs, are less reliant than we are on the sale of mortgage loans into the secondary markets to maintain their liquidity, and may be able to participate in government programs that we are unable to participate in because we are not a state or federally chartered depository institution, all of which places us at a competitive disadvantage.  Further, since we are not a state or federally chartered depository institution, we must comply with the licensing and regulatory requirements of states and other jurisdictions, we may incur increased compliance costs, and we are subject to increased compliance and regulatory risks than many of our competitors.

Other advantages of our largest competitors include, but are not limited to, their ability to hold new mortgage loan originations in an investment portfolio and their access to lower rate bank deposits as a source of liquidity.  Additionally, more restrictive loan underwriting standards and the widespread elimination of certain non-conforming mortgage products throughout the industry have resulted in a more homogeneous product offering, which has increased competition across the industry for mortgage originations.

Risks Related to Our Strategies

Our continuing operations have not been profitable over the past two years, and we have taken certain actions, and intend to implement further strategies, to improve our operating results. We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, and our actions taken may not have the intended result.
In 2015, we have taken steps to re-engineer our business towards improving our results of operations, including executing amendments to agreements with our private label clients and completing planned cost reduction actions. While we expect that the combination of those actions will result in up to $225 million annualized operating benefits, there can be no assurances that we will realize the full impact of the projected benefits or that these efforts will achieve the intended results.
Further, we have developed strategies and we expect to take further actions to achieve sustained profitability, which may include, but are not limited to: (i) growing our market share in the retail home purchase market through our PHH Home Loans joint venture relationship; (ii) evaluating, and potentially executing, further changes to our private label services business model to offset the increasing cost structure; and (iii) completing acquisitions to achieve inorganic growth and scale. There can be no assurances that we will execute these actions, or that the execution of these actions will achieve the intended results. The achievement of our goals is subject to both the risks affecting our business generally (including market, credit, operational, and legal and compliance risks) and the inherent difficulty associated with implementing these strategic objectives. Furthermore, our success is dependent on the skills, experience and efforts of our management team and our ability to negotiate with third parties. We are continuing to consider alternatives to our business strategies, which may include considering acquisitions or sales of assets, exiting certain business lines, and other transformative actions that could include the sale of all or portions of our business.
Our strategy to achieve growth through acquisitions is subject to both the risks inherent in exploring or executing acquisitions, as well as risks specific to our business and industry.
Our strategy to achieve growth in the retail origination market through acquisitions is an important part of our current plans to achieve scale and improve our results of operations. We may fail to identify an acquisition target, or if identified, may not succeed in completing and integrating such acquisition. Further, even if we are able to identify appropriate acquisition targets, we may not have sufficient capital to fund acquisitions, be able to execute transactions on favorable terms, or integrate targets in a manner that allows us to realize the benefits we are seeking. Such an acquisition is subject to general execution risk, but also the acquisition of a retail origination platform has increased integration risks related to the retention of personnel, organizational culture and fit, and other difficulties in the assimilation of the operations and technologies of the acquired entity. Also, depending on the nature of our acquisition, our desired acquisition may be subject to regulatory approval, and our ability to complete the acquisition may be limited.
There can be no assurances that we will be able to successfully identify, complete and integrate acquisitions or other inorganic growth opportunities.  The exploration or consummation of any acquisition could consume significant financial resources and result in significant expenses being incurred that may not have been incurred had such activities not been undertaken. Should we make an error in judgment when identifying an acquisition candidate, should the new relationship or acquired assets not perform as anticipated, or should we fail to successfully execute on the new relationship or integrate the acquired business, we will likely fail to realize the benefits we intended to derive from the acquisition and may suffer other adverse consequences. Further, pursuing an acquisition could divert management’s attention towards, and financial resources from, the goals and operations of our existing business and our other strategic priorities.

We are subject to inherent risks associated with the sale of our Fleet business, including risks associated with our liabilities under the related agreements and with our tax position, and we could be exposed to losses or liabilities in the future in connection with the sale.

The sale of our Fleet business was completed in 2014, and in connection with the sale, we have agreed to indemnify Element Financial Corporation (“Element”) for a breach or inaccuracy of any representation, warranty or covenant made by us in the purchase agreement, for any liability of ours that is not being assumed, for any claims by our stockholders against Element and for certain additional customary contingencies related to the purchase and sale agreement. Such indemnification terms generally survive through March 31, 2016, subject to certain exceptions.  Significant indemnification claims by Element could have a material adverse effect on our financial condition or results of operations.

In connection with tax amounts recorded related to the sale of the Fleet business, we assumed certain tax positions that, if not withheld under audit, could have a material adverse effect on our business, including the payment of additional tax amounts, penalties and interest, or other negative consequences. Such indemnifications for taxes survive until 30 days after the expiration of the applicable statute of limitations, or, with respect to any non-United States tax amounts, July 2021.

Liquidity Risks

Our mortgage asset-backed debt arrangements, a significant portion of which are short-term agreements, are an important source of our liquidity.  If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all. If a substantial portion of such arrangements are terminated, not renewed, and cannot be replaced, it would adversely affect our ability to fund our operations.

Our mortgage asset-backed debt arrangements are an important source of liquidity for our origination and servicing activities:

Most of our mortgage warehouse facilities mature within one year, and generally, these facilities require us to maintain a specified amount of available funding from other facilities. As such, our liquidity profile and compliance with debt covenants depends on our ability to renew multiple facilities within a short time frame. Our access to and our ability to renew our existing mortgage warehouse facilities is subject to prevailing market conditions, and could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the warehouse facilities; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements or comply with other terms of the facilities; (iii) our inability to access the secondary market for mortgage loans; and (iv) termination of our role as servicer of the underlying mortgage assets.

Our servicing advance funding facility, PHH Servicer Advance Receivables Trust (“PSART”), is a special purpose bankruptcy remote trust formed for purposes of issuing non-recourse asset-backed notes secured by servicing advance receivables.  Our ability to maintain liquidity through issuing asset-backed notes secured by servicing advance receivables is dependent on many factors, including but not limited to:  (i) market demand for ABS, specifically ABS collateralized by mortgage servicing-related receivables; (ii) our ability to service in accordance with applicable guidelines and the quality of our servicing, both of which will impact noteholders’ willingness to commit to financing for an additional term;  and (iii) our ability to negotiate terms acceptable to us.

Lenders' interest in funding mortgage asset-backed facilities may be impacted by changes in such lenders' regulatory environment and capital requirements or by other changes in such lenders' strategies and lines of business. As a result, we may be exposed to a general decline in lender interest, resulting in fewer counterparties with which we may seek such facilities. If a substantial portion of the committed capacity of our facilities are terminated or are not renewed, we may be unable to find replacement financing on commercially favorable terms, if at all, which could adversely impact our operations and prevent us from executing our business plan, originating new mortgage loans or fulfilling commitments made in the ordinary course of business. These factors could reduce revenues attributable to our business activities or require us to sell assets at below market prices, either of which would have a material adverse effect on our overall business and consolidated financial position, results of operations and cash flows.

Certain of our debt arrangements require us to comply with specific financial covenants and other affirmative and restrictive covenants, termination events, conditions precedent to borrowing, and other restrictions, including, but not limited to, those relating to material adverse changes, our consolidated net worth, liquidity, and restrictions on our indebtedness. An uncured default of one or more of these covenants could result in a cross-default between and amongst our various debt arrangements, including our unsecured term debt. Consequently, an uncured default that is not waived by our lenders and that results in an acceleration of amounts payable to our lenders or the termination of credit facilities would materially and adversely impact our liquidity, could force us to sell assets at below market prices to repay our indebtedness, and could force us to seek relief under the U.S. Bankruptcy Code. In addition, certain of our mortgage warehouse arrangements contain borrowing conditions under which our adjusted net income (excluding certain changes in value of mortgage servicing rights and related derivatives) must be $1.00 or more for the quarterly measurement period that must be met in order for us to borrow under the facility. Our inability to satisfy this condition would not result in an event of default but would relieve the lender of its funding commitment, which could adversely affect our ability to fund our operations.

We may be limited in our ability to obtain or renew financing in the unsecured credit markets on economically viable terms or at all, due to our senior unsecured long-term debt ratings being below investment grade and due to our history of reported losses from continuing operations since becoming a standalone mortgage company.

Our senior unsecured long-term debt ratings are below investment grade and, as a result, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets. In addition, our historical results of operations have included the operations of the Fleet Management Services segment, which had provided a consistent source of income and cash flows for our business.  After the completion of the sale, our access to the credit markets may be more limited than our historical experience, or we may be unable to obtain such financing on terms acceptable to us, if at all.  Further, we have experienced several quarters of operating losses since the disposition of the Fleet business, and we are continuing our efforts to re-engineer our business to achieve profitability.

In order to obtain financing in the future, we may be required to rely on alternative financing, such as bank lines and private debt placements, and may also be required to pledge otherwise unencumbered assets. Furthermore, our cost of financing could rise significantly, thereby negatively impacting our financial results. Any of the foregoing could have a material adverse effect on our business, financial position, results of operations, liquidity and cash flows.

We may be subject to further ratings actions: (i) if our business and financial results deteriorate significantly or do not show improvement over an acceptable period of time; (ii) if we are unable to put in place sources of liquidity to fund our business satisfactory to the rating agencies; and/or (iii) based upon regulatory reviews, investigations, proceedings or other claims and enforcement actions that result in material monetary exposures and/or other negative consequences, among other factors.  We cannot predict the impact any further negative debt ratings actions may have on our cost of capital, on our ability to incur new indebtedness or refinance our existing indebtedness or on our ability to retain or secure customers.

Risks Related to Our Common Stock

We are not required to complete any future repurchases of our Common stock, and any such repurchases may not result in effects we anticipated.

We have authorizations from our Board of Directors to repurchase up to an additional $150 million of our Common stock through December 31, 2016 through an open market repurchase program. There can be no assurances that we will commence further repurchases, and if commenced, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of any further repurchases, if any, will depend on several factors, including market and business conditions, the market price of our Common stock and our overall capital structure and liquidity position, including the nature of other potential uses of cash, including investments in growth.

In addition, if effected, there can be no assurances that our stock repurchase program will have the effects we anticipated. Repurchases of our common stock could affect our stock price and increase its volatility. The completion of any further share repurchases will utilize cash that we will not be able to use in other ways, whether to grow the business or otherwise.

A change in control transaction may result in a number of significant cash outflows that could reduce the value of our business. Further, the provisions of certain of our agreements could discourage third parties from seeking to acquire us, or could prevent or delay a transaction resulting in a change of control.

The net proceeds realized by our shareholders as the result of any change in control transaction or a fundamental change, may be negatively impacted as a result of required payments under our corporate term debt, certain tax impacts or the potential termination of certain client relationships (if consents or waivers are not obtained), among other consequences.

The terms of certain of our Senior note agreements and indentures contain provisions that require us to offer to repurchase, for cash, all or a portion of the outstanding notes upon a change of control, as defined in such indentures.  Further, a change of control may constitute an event of default under certain of our debt agreements, including our mortgage warehouse facilities.

We may need to obtain consents or waivers from the GSEs, state licensing agencies and certain clients or counterparties, in connection with certain change in control transactions.  Additionally, the value of our business could be reduced from any lost relationships and/or loss of our approved status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller/servicer in connection with certain change in control transactions.  Our agreements with Fannie Mae and Freddie Mac require us to provide notice or obtain approvals or consents related to any change in control transaction.  Our agreements with Realogy, including the PHH Home Loans Operating Agreement, state that Realogy may terminate PHH Home Loans if we effect a change in control transaction involving certain competitors or other third parties. In connection with such termination, we may be required to make a cash payment to Realogy in an amount equal to PHH Home Loans’ trailing 12 months net income multiplied by two.

In addition, agreements with some of our financial institution clients governing our private label relationships provide our clients with the right to terminate their relationship with us if we complete certain change in control transactions with certain third parties.  The need to obtain waivers or consents from our clients in connection with a change in control transaction may discourage certain third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction, or could otherwise reduce the value of the business when separated.

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

Other Risks

Our financial statements are based in part on assumptions and estimates made by our management, including those used in determining the fair values of a substantial portion of our assets.  If the assumptions or estimates are subsequently proven incorrect or inaccurate, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

Pursuant to accounting principles generally accepted in the United States, we utilize certain assumptions and estimates in preparing our financial statements, including but not limited to, when determining the fair values of certain assets and liabilities, accruals related to litigation, regulatory investigations and proceedings, and reserves related to mortgage representations and warranty claims.  If the assumptions or estimates underlying our financial statements are incorrect, we may experience significant losses as the ultimate realization of value may be materially different than the amounts reflected in our consolidated statement of financial position as of any particular date.

For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in this Form 10K.

Fair Value.  A substantial portion of our assets are recorded at fair value based upon significant estimates and assumptions with changes in fair value included in our consolidated results of operations. As of December 31, 2015, 45% of our total assets were measured at fair value on a recurring basis, including $880 million of assets representing our Mortgage servicing rights which are valued using significant unobservable inputs and management’s judgment of the assumptions market participants would use in pricing the asset.  The determination of the fair value of our assets involves numerous estimates and assumptions made by our management. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with our mortgage servicing rights based upon model inputs involving interest rates as well as the prepayment rates and delinquencies and foreclosure rates of the underlying serviced mortgage loans. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values, or our fair value estimates may not be realized in an actual sale or settlement, either of which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Legal and Regulatory Contingencies.  Accruals are established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and we may estimate a range of possible loss for consideration in these estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, our estimates may change from time to time and such changes may be material to our consolidated results of operations. There can be no assurance that the ultimate resolution of such matters will not result in losses in excess of our recorded accruals, or in excess of our estimate of reasonably possible losses, and the ultimate settlement of such matters may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Representations and Warranties.  In connection with the sale of mortgage loans, we make various representations and warranties that, if breached, require us to repurchase the loans or indemnify the purchaser for actual losses incurred in respect of such loans.  The estimation of our loan repurchase and indemnification liability requires subjective and complex judgments, and incorporates key assumptions that are impacted by both internal and external factors.  Internal factors include, but are not limited to, the level of loan sales and origination volumes, and the quality of our underwriting procedures.  External factors include, but are not limited to: (i) the political environment and oversight of the Agencies, and related changes in Agency programs and guidelines; (ii) borrower delinquency levels and default patterns; (iii) home price values and (iv) the overall economic condition of borrowers and the U.S. economy.

Further, a significant amount of our exposure to representation and warranty claims relates to loans that are subject to a new representation framework for conventional loans.  The full impact of our future loss experience under the new framework remains uncertain, and we will continue to refine our loss estimates as we monitor our experience with file reviews and claims under the new framework. There can be no assurance that we will not realize losses in excess of our recorded reserves, or in excess of our estimate of reasonably possible losses, and that such losses may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our reliance on outsourcing arrangements for information technology services subjects us to significant business process and control risks due to the complexity of our information systems or if our outsourcing counterparties do not meet their obligations to us.

We entered into an arrangement to outsource our information technology (“IT”) services to a third party as part of an effort to reduce costs and obtain operational benefits.  Entering into an outsourcing arrangement for IT services subjects us to significant business process and control risks.  If our outsource partner fails to perform their obligations under the terms of the agreement, or if our management of this vendor is not successful, we are subject to operational risk from our IT environment. We are heavily dependent on the strength and capability of our technology systems which we use to interface with our customers, to maintain compliance with applicable regulations and to manage our internal financial and other systems. Our business model and our reputation as a service provider to our clients, as well as our internal controls over financial reporting, are highly dependent upon these systems and processes.  In addition, our ability to run our business in compliance with applicable laws and regulations is dependent on our technology infrastructure.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, New Jersey 08054.

Our business has centralized operations in approximately 450,000 square feet of office space in the Mt. Laurel, New Jersey area.  We occupy approximately 100,000 square feet in Jacksonville, Florida and approximately 40,000 square feet in Bannockburn, Illinois both of which are primarily used to support our mortgage production activities.  We also have a location in Williamsville, New York with approximately 75,000 square feet of total office space that is primarily used to support our servicing operations.  In addition, we occupy approximately 40 smaller offices located throughout the U.S. to support our mortgage production activities. All of our locations are leased.

Item 3. Legal Proceedings

We are party to various claims and legal proceedings from time to time related to contract disputes and other commercial, employment and tax matters.  For more information regarding legal proceedings, see Note 14, 'Commitments and Contingencies' in the accompanying Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Shares of our Common stock are listed on the NYSE under the symbol “PHH”.  The following table sets forth the high and low sales prices for our Common stock for the periods indicated as reported by the NYSE:

	Stock Price
For the 2015 Quarters Ended:	High	Low
March 31, 2015	$25.61	$22.42
June 30, 2015	27.83	24.09
September 30, 2015	26.38	13.78
December 31, 2015	18.68	13.25

For the 2014 Quarters Ended:
March 31, 2014	$27.13	$23.44
June 30, 2014	26.02	20.98
September 30, 2014	24.84	22.13
December 31, 2014	24.71	21.66

As of February 18, 2016, there were 5,698 holders of record of our Common stock.

Restrictions on Share-Related Payments

As of December 31, 2015, we are not restricted in our ability to make share-related payments including the declaration and payment of dividends, the repurchase of Common stock, or making any distribution on account of our Common stock. The provisions of our debt arrangements, capital requirements of our operating subsidiaries and other legal requirements and regulatory constraints may restrict us from making such share-related payments.

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

In addition, we are limited in the amount of share-related payments that can be distributed due to capital that is required to be maintained at our subsidiaries.  The amount of intercompany dividends, share-related payments and other fund transfers that certain of our subsidiaries can declare or distribute to us or to other consolidated subsidiaries (and ultimately to us) is limited due to provisions of our subsidiaries’ debt arrangements, capital requirements, and other legal requirements and regulatory constraints.  The aggregate restricted net assets that are required to be maintained at our subsidiaries totaled $762 million as of December 31, 2015.

We have not declared or paid cash dividends on our Common stock since we began operating as an independent, publicly traded company in 2005.  In 2015, we continued to utilize the excess cash provided from the sale of our Fleet business for the retirement of the 6.0% Convertible notes due in 2017. The Company completed the exchange of $245 million aggregate principal for $278 million of cash, plus 10.076 million shares of Common stock. We maintain an unrestricted cash position to fund certain known or expected payments, to fund our working capital needs, and to maintain cash reserves for contingencies.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents our share repurchase activity for the quarter ended December 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plan or program
October 1, 2015 to October 31, 2015	—	$—	—	$250,000,000
November 1, 2015 to November 30, 2015	1,737,119	16.35	1,737,119	221,600,543
December 1, 2015 to December 31, 2015	3,104,148	15.54	3,104,148	173,357,846
Total	4,841,267	$15.83	4,841,267	$173,357,846

(1)
On June 26, 2014, our Board of Directors authorized up to $450 million in share repurchases, including $200 million of accelerated stock repurchases which completed in March 2015, and up to $250 million in open market purchases. The authorization for open market purchases extends to December 31, 2016.

On November 4, 2015, the Company announced that it would commence the repurchase of up to $100 million in open market purchases.

All shares received under the share repurchase programs are retired upon receipt and are reported as a reduction of shares issued and outstanding, and the cash paid is recorded as a reduction of stockholders' equity in the Consolidated Balance Sheets. See Note 15, 'Stock-Related Matters' in the accompanying Notes to Consolidated Financial Statements for more information on our share repurchase programs and share repurchase activity for the year ended December 31, 2015.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited Consolidated Financial Statements for the periods indicated.  Because of the inherent uncertainties of our business, the historical financial information for such periods may not be indicative of our future results of operations, financial position or cash flows.

In 2014, the Company sold its Fleet business. All Fleet operations have been recorded in held for sale or discontinued operations during 2014 and presented comparatively for all historical periods below:

	Year Ended and As of December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share data)
Consolidated Statements of Operations
REVENUES
Origination and other loan fees	$284	$231	$307	$346	$295
Gain on loans held for sale, net	298	264	575	942	567
Loan servicing income	394	448	436	449	456
Change in value of mortgage servicing rights, net of related derivatives	(158)	(238)	(6)	(502)	(736)
Net interest expense	(46)	(88)	(115)	(121)	(87)
Other income	18	22	3	12	73
Net revenues	790	639	1,200	1,126	568

Total expenses	1,003	923	1,060	1,140	857

Net (loss) income attributable to PHH Corporation	(145)	81	135	34	(127)

Basic (loss) earnings per share attributable to PHH Corporation	$(2.62)	$1.47	$2.36	$0.60	$(2.26)
Diluted (loss) earnings per share attributable to PHH Corporation	(2.62)	1.47	2.06	0.60	(2.26)

Consolidated Balance Sheets
ASSETS
Cash and cash equivalents	$906	$1,259	$1,126	$758	$392
Mortgage loans held for sale	743	915	834	2,174	2,658
Mortgage servicing rights	880	1,005	1,279	1,022	1,209
Total assets	3,652	4,296	8,853	9,605	9,779
LIABILITIES
Unsecured debt	$615	$831	$1,249	$1,156	$1,339
Asset-backed debt	743	908	775	1,941	2,457
Total liabilities	2,304	2,725	7,163	8,043	8,318
PHH Corporation stockholders’ equity	1,318	1,545	1,666	1,526	1,442

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with “Part I—Item 1. Business” and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in “Part I—Item 1A. Risk Factors”.
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

As a result of our sale of our Fleet business, which closed effective on July 1, 2014, Fleet Management Services is no longer a reportable segment, and the results and operations of the Fleet business and transaction-related amounts are included within Income from discontinued operations, net of tax for the years ended December 31, 2014 and 2013.  See further discussion in “—Results of Operations—Discontinued Operations”.

Executive Summary
2015 Overview
We have made considerable progress executing on our strategic priorities by re-engineering our business, renegotiating our private label client agreements and returning capital to shareholders. These collective actions led to a significant improvement in our financial results in 2015, after consideration of the negative MSR mark-to-market adjustments, investments in re-engineering and growth initiatives and provisions for legal and regulatory reserves, when compared to our results from 2014, on the same basis. Our specific accomplishments included the following:

•
PLS Contract Amendments: In the fourth quarter of 2015, we completed the amendments to our PLS contracts which results in more favorable economics. We expect to begin to realize the full benefits of the amendments in the second quarter of 2016.

•
Expense Reductions: As of December 31, 2015, we have substantially completed our cost reduction actions that are expected to generate up to $150 million in annualized operating benefits. These expense actions focused on our organizational structure redesign, facilities management, implementing process improvements in both origination and servicing operations and consolidating our vendor relationships.

•
Return of Capital to Shareholders: In 2015, we completed the $200 million accelerated share repurchase programs in the first quarter, and in the fourth quarter, we began executing $100 million of open market share repurchases, which were completed in January 2016.

While we are pleased with the many accomplishments across the Company, we recognize that 2015 was not without challenges. The first half of the year benefited from lower mortgage interest rates and stronger refinance production volume, whereas rates increased over the second half of the year without a significant improvement in the results from our Servicing segment. Organic growth in our real estate channel has been difficult and much slower than we anticipated, and our private label clients did not participate in the market growth resulting from the increase in FHA lending. In addition to the growth challenges, we also continue to experience an extremely demanding regulatory environment driving operational complexities and significant cost inflation.

Business Outlook
While domestic regulatory conditions continue to be dynamic and very challenging, recent global economic issues have weighed on the U.S. credit markets. We are monitoring these developments very closely; however, their ultimate impact on the mortgage environment in 2016 remains uncertain. We are expecting a challenging mortgage origination environment in 2016, based on industry forecasts for a rising interest rate environment, smaller origination market, and with still some remaining uncertainty in mortgage servicing performance. In addition, we have continued risk with respect to origination volumes sourced from our joint venture with Realogy due to the competitive real estate market and risk with respect to volume levels driven by our private label clients, which do not contain minimum loan origination commitments.
We further expect higher levels of compliance-related costs, driven by new rules, changes to the interpretation or application of existing rules, near zero defect performance expectations and the intensity and frequency of examinations. This current regulatory compliance environment requires us to have in place multiple layers of control and oversight for existing regulations as well as for the evaluation and implementation of emerging standards. While we are not a bank, our private label business subjects us to both direct and indirect banking supervision, and each private label client requires a unique compliance model, which creates complexities and potential inefficiencies in our operations.
To meet these challenges and drive long-term shareholder value, our strategic priorities for 2016 are:

1.
Returning to profitability through: (i) driving organic growth in our most profitable channels, which include our PHH Home Loans joint venture, loan retention within our capitalized servicing portfolio and subservicing; (ii) managing our operating and capital expenditures; and (iii) executing acquisitions to build retail capabilities.

2.
Operationalize the requirements of our revised PLS contracts, including implementing the process and program governance changes resulting from the revised contracts. These efforts will be prioritized over the addition of new private label client opportunities, so that we may adequately assess the incremental costs associated with adding new client programs.

3.
Preserving our balance sheet strength by maintaining a liquidity cushion to weather the dynamic and uncertain environment and to support our remaining growth and re-engineering initiatives. As a result, we do not expect to engage in further share repurchase activity at the present time.

4.	Resolving our legacy legal and regulatory matters.
The organic growth challenges experienced over the past year have increased the importance of inorganic growth, and we intend to continue to focus on acquisitions to increase our presence in the retail origination market to achieve our long-term profitability objectives. For a discussion of risks related to our inorganic growth strategies, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies— Our strategy to achieve growth through acquisitions is subject to both the risks inherent in exploring or executing acquisitions, as well as risks specific to our business and industry."
For information about risks related to our strategies, see “Part I—Item 1A. Risk Factors— Risks Related to Our Strategies—Our continuing operations have not been profitable over the past two years, and we have taken certain actions, and intend to implement further strategies, to improve our operating results. We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, and our actions taken may not have the intended result."

Legal and Regulatory Matters
We are currently managing through various regulatory investigations, examinations and inquiries related to our mortgage origination and servicing practices. Our experience is consistent with other companies in the mortgage industry, and several large mortgage originators have been subject to similar matters, which have resulted in the payment of substantial fines and penalties. Our significant outstanding legal and regulatory matters include matters with the CFPB, a multistate coalition of certain mortgage banking regulators, the New York Department of Financial Services, and the Office of the Inspector General of the U.S. Department of Housing and Urban Development. Although these matters present a significant amount of uncertainty, we are working towards resolving these legal and regulatory matters in order to allow us to focus on our strategic objectives. We believe some or all of these matters will likely carry into the second half of 2016, but we cannot estimate a final resolution date. See Note 14, 'Commitments and Contingencies' in the accompanying Notes to Consolidated Financial Statements for further information about these matters.
We expect the higher level of legislative and regulatory focus on mortgage origination and servicing practices will continue to result in higher legal, compliance, and servicing related costs, and heightened risk of potential regulatory fines and penalties, as well as other consumer relief or injunctive relief. We could also experience an increase in mortgage origination or servicing related litigation, investigations, inquiries or proceedings in the future.
For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Company—We are subject to litigation and regulatory investigations, inquiries and proceedings, and we may incur fines, penalties, increased costs, and other consequences that could negatively impact our business, results of operations, liquidity and cash flows or damage our reputation."

RESULTS OF OPERATIONS

Continuing Operations

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per share data)
Net revenues	$790	$639	$1,200
Total expenses	1,003	923	1,060
(Loss) income from continuing operations before income taxes	(213)	(284)	140
Income tax (benefit) expense	(82)	(99)	42
(Loss) income from continuing operations, net of tax	(131)	(185)	98
Less: net income attributable to noncontrolling interest	14	6	29
Net (loss) income from continuing operations attributable to PHH Corporation	$(145)	$(191)	$69

(Loss) earnings per share from continuing operations:
Basic	$(2.62)	$(3.47)	$1.21
Diluted	$(2.62)	$(3.47)	$1.05

Our financial results from continuing operations for 2015 reflect the continued challenges associated with the mortgage industry environment, including increased legal and regulatory provisions, as well as expenditures related to our re-engineering efforts. In 2015, we began to realize operating benefits from our re-engineering efforts, including lower direct operating expenses and higher fees associated with amendments to our private label agreements; however, the full benefit from these efforts are not expected to occur until 2016.

Our business has experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to interest rates and the real estate markets, which impacts our loan origination volumes, valuation of our mortgage servicing rights and repurchase and foreclosure-related charges.  Industry closings for 2016 are forecasted to decrease overall as projected refinance volume decreases significantly, offset by a small projected increase in the home purchase market. Further, we are expecting higher levels of compliance-related costs and are working to resolve our existing legal and regulatory matters. As a result, we expect a highly challenging environment to continue into 2016.

While our results from continuing operations have not been profitable over the past two years, we are working to execute our business strategies and evaluate other alternatives to improve our results of operations, as discussed further in “—Executive Summary”.

Income Taxes

Our effective income tax rate for the years ended December 31, 2015, 2014 and 2013 were (38.4)%, (35.1)% and 29.8%, respectively.  Our effective tax rates differ from our federal statutory rate of 35%, primarily due to:  (i) state tax rates and changes in state apportionment factors; (ii) changes in valuation allowances; and (iii) amounts of net income attributable to noncontrolling interest (for which no taxes are recorded at PHH Corporation).

2015: We generated a net operating loss in 2015, which can either be carried back to offset our taxable gain in 2014, or can be carried forward to offset future taxable income. For 2015, our effective tax rate and resulting income tax benefit were impacted by adjustments to deferred tax items related to the sale of the Fleet business and adjustments resulting from the reconciliation of prior tax positions to the final income tax returns, partially offset by nondeductible expenses for legal and regulatory matters and premiums paid to exchange the 2017 Convertible Notes.

2014: For 2014, our effective tax rate includes changes in liabilities for income tax contingencies driven by state tax filing positions expected to be taken related to the sale of the Fleet business. In connection with our sale of the Fleet business, we utilized all of our Federal net operating losses, which significantly reduced our deferred tax assets.

See Note 12, 'Income Taxes' in the accompanying Notes to Consolidated Financial Statements for further information.

Revenues

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Origination and other loan fees	$284	$231	$307
Gain on loans held for sale, net	298	264	575
Loan servicing income	394	448	436
Change in fair value of mortgage servicing rights, net of related derivatives	(158)	(238)	(6)
Net interest expense	(46)	(88)	(115)
Other income	18	22	3
Net revenues	$790	$639	$1,200

Revenues from our Production segment for 2015, including Origination and other loan fees and Gain on Loans held for sale, net, reflect a 13% increase in total closings and a 28 basis point or 10% increase in total loan margins compared to 2014.  The increase in total closings was primarily driven by a 29% increase in refinance closings for 2015, consistent with the relative interest rate environments and industry demand. Origination and other loan fees for 2015 also includes $27 million of benefits from amendments to our private label agreements.

Loan servicing income for 2015 was lower by $54 million compared to 2014, reflecting a 14% decrease in the average capitalized portfolio, partially offset from increases in income from subservicing related to a 9% increase in the average number of loans in our subserviced portfolio and favorable changes in renegotiated terms of certain subservicing agreements.

Our Net revenues for 2015 compared to the prior year were also impacted by $80 million of favorable changes in the fair value of MSRs, net of related derivatives compared to 2014. The favorable change reflects $94 million of lower market-related fair value adjustments, net of related derivatives, driven by the changes in the modeled primary mortgage rates in the respective periods (18 bps increase in 2015 compared to 71 bps decline in 2014), and other changes in model inputs, including updates to our prepayment model. The favorable change was partially offset by $14 million of higher realized cash flows from prepayments and actual receipts.

Our early repayments of unsecured debt over the past three years, along with scheduled repayments, resulted in a $680 million reduction in principal of our unsecured debt between January 2014 and December 2015. This reduction in unsecured term debt resulted in $40 million of lower interest expense within Net interest expense in 2015 as compared to 2014.

Expenses

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Salaries and related expenses	$323	$358	$425
Commissions	79	78	110
Loan origination expenses	91	85	109
Foreclosure and repossession expenses	51	56	61
Professional and third-party service fees	171	127	111
Technology equipment and software expenses	37	37	33
Occupancy and other office expenses	50	51	50
Depreciation and amortization	18	23	23
Other operating expenses:
Loss on early debt retirement	30	24	54
Legal and regulatory reserves	78	28	(3)
Other	75	56	87
Total expenses	$1,003	$923	$1,060

Salary and related expenses declined from 2014, reflecting our efforts to re-engineer the business and reduce staffing levels, including $18 million, or 8%, lower salary expense from our Production segment and lower overall management incentive costs. Salary expense for 2014 includes $13 million of higher severance costs related to our re-engineering plans.

The increase in Professional and third-party service fees from 2014 was driven by $34 million of costs associated with modernizing and enhancing security of our information technology systems, including implementing new compliance requirements, such as TRID. The increase also reflects $13 million of costs incurred to separate our information technology systems from the Fleet business and costs associated with evaluating strategic growth opportunities.

We recognized losses for early repayment of unsecured debt of $30 million in 2015 related to the exchange of our Convertible notes due in 2017 and recognized a loss of $24 million in 2014 related to the early repayment of our Senior notes due in 2016.

We recorded increased provisions for legal and regulatory contingencies of $78 million in 2015 and $28 million in 2014, primarily in our Servicing segment. As discussed in “—Executive Summary”, we are currently managing through several regulatory investigations, examinations and inquiries related to our historical mortgage servicing practices and our reserves are based on currently available information. For more information regarding legal proceedings, see Note 14, 'Commitments and Contingencies' in the accompanying Notes to Consolidated Financial Statements.

Discontinued Operations

During 2014, we entered into a Stock Purchase Agreement to sell all of the issued and outstanding equity interests of our Fleet business, and the transaction closed effective on July 1, 2014.  As a result of the sale of the Fleet business, Fleet Management Services is no longer a reportable segment, and the results of the Fleet business and transaction-related amounts are included within Income from discontinued operations, net of tax in the Consolidated Statements of Operations and have been excluded from continuing operations and segment results for all periods presented.

The results of discontinued operations are summarized below:

	Year Ended December 31,
	2014	2013
	(in millions, except per share data)
Net revenues	$820	$1,642
Total expenses	774	1,541
Income before income taxes(1)	46	101
Income tax expense(1)	15	35
Gain from sale of discontinued operations, net of tax	241	—
Income from discontinued operations, net of tax	$272	$66

Earnings per share from discontinued operations:
Basic	$4.94	$1.15
Diluted	$4.94	$1.01
_______________

(1)	Represents the results of the Fleet business.

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

Mortgage Production Segment

Segment Overview

Our Mortgage Production segment provides mortgage services, including private label mortgage services, to financial institutions and real estate brokers through PHH Mortgage.  The segment generates revenue through fee-based mortgage loan origination services and the origination and sale of mortgage loans into the secondary market.  PHH Mortgage generally sells all saleable mortgage loans that it originates to secondary market investors, which include a variety of institutional investors, and initially retains the servicing rights on mortgage loans sold.  We source mortgage loans through our retail and wholesale/correspondent platforms, as further described below.

Our fee-based closings represent loans that are originated through outsourcing relationships with our private label solutions (PLS) clients, where we receive a stated fee per loan in exchange for performing loan origination services. These origination services are performed in the name of the PLS client and the ownership rights to the loans are retained by each respective client upon closing.

Our saleable closings represent loans that are originated or purchased through our wholesale/correspondent platform and the real estate and private label channels of our retail platform. Saleable closings are originated or acquired with the intent that we will sell the loan after closing to secondary market investors, and we may retain the servicing rights upon sale of the loan. For all saleable closings, we recognize gain on sale revenue from investors and related origination fees from borrowers.

As referenced above, while saleable closings are originated in our wholesale/correspondent platform and in the real estate and private label channels of our retail platform, fee-based closings are only originated in our private label channel. In our private label channel, fee-based closings are retained by the client subsequent to closing; whereas, saleable closings are purchased by us for sale to secondary market investors subsequent to closing.

Retail Platform.  Through our retail platform, we maintain direct contact with borrowers who are purchasing a home or refinancing a mortgage loan.  We operate either through our teleservices operation or our network of field sales professionals.  Within our teleservices operation, we provide centralized application and loan processing capabilities for our customers.  Our network of field sales professionals are generally located in real estate brokerage offices, retail loan offices, or are affiliated with financial institution clients around the U.S. and are equipped to provide product information and take mortgage applications.  We also maintain multiple internet sites that provide online mortgage application capabilities for our customers.  Our retail platform consists of our private label and real estate channels.

The private label channel includes providing outsourced mortgage origination services for wealth management firms, regional banks and community banks throughout the U.S, including Merrill Lynch Home Loans, a division of Bank of America, National Association, Morgan Stanley Private Bank and HSBC Bank USA.  We are a leading provider of private label mortgage loan originations and in this channel, we offer a complete outsourcing solution, from processing applications through funding, for clients that wish to offer mortgage services to their customers but do not want to maintain the internal infrastructure to operate a mortgage platform.

The real estate channel includes providing mortgage origination services for brokers associated with brokerages owned or franchised by Realogy Corporation and other third-party brokers. Through our affiliations with real estate brokers, we have access to home buyers at the time of purchase.  Substantially all of the originations through the real estate channel are originated from Realogy and brokers associated with Realogy's franchised brokerages.  For the year ended December 31, 2015, we originated mortgage loans for 14% of the transactions in which real estate brokerages owned by Realogy represented the home buyer and 13% of the transactions in which real estate brokerages franchised by Realogy represented the home buyer.  See “Part I—Item 1. Business—Segments” for further discussion of our relationship with Realogy.

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

Outlook and Trends

The mortgage production environment has continued to be influenced by a complex regulatory compliance environment, increased competition from non-bank originators and changes to mortgage backed security programs, including increases in guarantee fees.  Future conforming origination volumes and loan margins may be negatively impacted by higher interest rates and increases in guarantee fees.

During the first half of 2015, the origination environment experienced a brief surge in refinance activity from relatively lower interest rates; however, the environment is now moving towards a lower volume, home purchase driven mortgage market. According to Fannie Mae’s January 2016 Economic and Housing Outlook, total industry loan originations increased to $1.7 trillion during 2015, an increase of 29% from 2014 levels driven by a 50% increase in refinancing activity and a 14% increase in purchase activity.  During 2015, our refinance closings were up 29% compared to the prior year, while our purchase closings were flat compared to the prior year. While interest rates remained relatively low throughout 2015, total industry closings for 2016 are projected to revert back to a level closer to 2014, or $1.4 trillion, driven by lower refinance closings. Refinance closings for 2016 are expected to represent 32% of total industry closings, compared to 46% for 2015, coinciding with a rise in interest rates projected to begin during the second quarter of 2016.

On October 3, 2015, the Integrated Mortgage Disclosure Rule under the Real Estate Settlement Procedures Act and Truth in Lending Act became effective, which requires mortgage lenders to comply with numerous changes to origination and settlement documents and processes.  Given the significance of the system and operational changes the mortgage industry has made to comply with the new rule, the CFPB announced that when it evaluates each institution's compliance management system and overall efforts to meet compliance requirements during initial examinations, it expects institutions to make good faith efforts to comply with the rule's requirements in a timely manner. We implemented significant modifications and enhancements to our mortgage production processes and systems and, since the effective date, we believe we have been originating loan products in compliance with the new rule. However, consistent with the experience of our peers, we have experienced longer timelines to close loans in the fourth quarter.

In recent years, our Production segment results have been negatively impacted by the higher mix of fee-based closings since the revenue per loan on fee-based closings is generally lower than saleable closings. However, in 2015, we began to realize increases to net revenues from the amendments to our private label agreements. In the fourth quarter of 2015, we completed our planned contract renegotiation process and expect to realize full benefits of the amendments in the second quarter of 2016. For information about risks related to our strategies, see “Part I—Item 1A. Risks Related to Our Strategies—Our continuing operations have not been profitable over the past two years, and we have taken certain actions, and intend to implement further strategies, to improve our operating results. We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, and our actions taken may not have the intended result."

Segment Metrics:

	Year Ended December 31,
	2015	2014	2013
	($ In millions)
Closings:
Saleable to investors	$13,218	$12,389	$25,675
Fee-based	27,386	23,572	26,692
Total	$40,604	$35,961	$52,367

Purchase	$20,169	$20,105	$19,141
Refinance	20,435	15,856	33,226
Total	$40,604	$35,961	$52,367

Retail - PLS	$30,436	$26,015	$35,136
Retail - Real Estate	8,752	8,593	12,221
Total retail	39,188	34,608	47,357
Wholesale/correspondent	1,416	1,353	5,010
Total	$40,604	$35,961	$52,367

Retail - PLS (units)	58,587	54,105	89,137
Retail - Real Estate (units)	32,428	34,131	50,158
Total retail (units)	91,015	88,236	139,295
Wholesale/correspondent (units)	6,199	5,940	22,166
Total (units)	97,214	94,176	161,461

Applications:
Saleable to investors	$18,047	$16,895	$29,851
Fee-based	33,593	28,696	28,973
Total	$51,640	$45,591	$58,824

Retail - PLS	$38,672	$32,810	$38,954
Retail - Real Estate	10,845	10,727	14,135
Total retail	49,517	43,537	53,089
Wholesale/correspondent	2,123	2,054	5,735
Total	$51,640	$45,591	$58,824

Retail - PLS (units)	76,106	68,258	97,932
Retail - Real Estate (units)	40,165	42,123	57,897
Total retail (units)	116,271	110,381	155,829
Wholesale/correspondent (units)	9,181	9,015	25,227
Total (units)	125,452	119,396	181,056

Other:
IRLCs expected to close	$7,199	$7,262	$15,387
Total loan margin on IRLCs (in basis points)	310	282	344
Loans sold	$13,630	$12,555	$27,242

Segment Results:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Origination and other loan fees	$284	$231	$307
Gain on loans held for sale, net	298	264	575
Net interest expense:
Interest income	40	38	63
Secured interest expense	(24)	(26)	(52)
Unsecured interest expense	(21)	(51)	(75)
Net interest expense	(5)	(39)	(64)
Other income	9	9	3
Net revenues	586	465	821

Salaries and related expenses	213	231	317
Commissions	79	78	110
Loan origination expenses	91	85	109
Professional and third-party service fees	34	34	39
Technology equipment and software expenses	3	3	4
Occupancy and other office expenses	31	31	34
Depreciation and amortization	11	12	13
Other operating expenses	157	126	144
Total expenses	619	600	770
(Loss) income before income taxes	(33)	(135)	51
Less: net income attributable to noncontrolling interest	14	6	29
Segment (loss) profit	$(47)	$(141)	$22

2015 Compared With 2014:  Mortgage Production segment loss was $47 million during 2015, compared to a loss of $141 million during 2014.  Net revenues increased to $586 million, up $121 million, or 26%, compared with the prior year driven by higher volumes of refinance activity, higher loan margins, operating benefits from amendments to our private label agreements and lower allocated unsecured interest expense.  Total expenses increased to $619 million, up $19 million, or 3%, compared with the prior year primarily driven by an increase in Other operating expenses from technology and compliance enhancements incurred by our shared services platform and an increase in Loan origination expenses from higher closing volumes, that were partially offset by lower Salaries and related expenses.

Net revenues.  Origination and other loan fees increased to $284 million, up $53 million, or 23%, compared to the prior year.  Origination assistance fees increased by $46 million, which was driven by $27 million of operating benefits from amendments to our private label agreements and an 8% increase in total PLS closing units compared to the prior year. The remaining $7 million increase in Origination and other loan fees was primarily driven by higher appraisal income and application fees from a 3% increase in total retail closing units.

Gain on loans held for sale, net increased $34 million, or 13% compared to the prior year. The $29 million increase in gain on loans compared to the prior year was primarily driven by a 28 basis points increase in average total loan margins. IRLCs expected to close were mostly flat as higher consumer demand for refinancing activity was offset by an increased mix of fee-based production (where we do not enter into an IRLC).  Additionally, there was an $11 million favorable change in fair value of Scratch and Dent and certain non-conforming loans compared with the prior year which was primarily driven by lower repurchase activity. This was offset by a $6 million decline in economic hedge results compared with 2014 primarily attributable to a lower impact from pullthrough assumptions, partially offset by higher execution gains on mortgage loans sold.

Allocated unsecured interest expense decreased to $21 million, down $30 million, or 59%, compared to the prior year driven by the completion of our capital strategy to reduce our corporate unsecured debt levels and reduce our cost of debt.

Total expenses.  Salaries, benefits and incentives decreased to $196 million, down $25 million, or 11%, compared to the prior year. There was a $17 million decrease which was primarily associated with the impact from a decline in headcount and the related operating benefits of the actions we took during the first half of 2014 to align our cost structure with expected mortgage industry demand. In addition, the transfer of certain employees from our production segment into our corporate shared service platform during January 2015 resulted in an $8 million decrease in Salaries, benefits and incentives compared to the prior year. Contract labor and overtime increased by $7 million compared with 2014 primarily due to higher overall closing volume.

Loan origination expenses increased by $6 million, or 7%, compared with 2014 due to a 5% increase in the total number of retail application units.

Other expenses increased to $157 million, up $31 million, or 25%, compared to the prior year which primarily related to increases in the Corporate overhead allocation. See “—Other” for a discussion of the Corporate overhead allocation. During 2015, Corporate overhead allocation increased due to costs associated with the modernization and security of our information technology systems and implementing new compliance requirements in our origination business.

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

Net revenues.  Origination and other loan fees decreased to $231 million, down $76 million, or 25%, compared to the prior year. A 37% decline in total retail closing units, primarily from lower refinance closings, contributed to a $41 million decrease in application fees, appraisal income and other underwriting income. In addition, Origination and other loan fees were lower due to a $30 million decrease in origination assistance fees from our PLS channel resulting from a 39% decline in PLS closing units compared to the prior year. Interest income and secured interest expense were lower by $25 million and $26 million, respectively, compared with 2013 which was primarily driven by a lower average volume of mortgage loans held for sale. Allocated unsecured interest expense decreased to $51 million, down $24 million, or 32%, compared to the prior year driven by the execution of our capital strategy to reduce our corporate unsecured debt levels and reduce our cost of debt.

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

See “—Other” for a discussion of the Corporate overhead allocation.

Selected Income Statement Data:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Gain on loans held for sale, net:
Gain on loans	$256	$227	$482
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(1)	(12)	(21)
Economic hedge results	43	49	114
Total change in fair value of mortgage loans and related derivatives	42	37	93
Total	$298	$264	$575

Salaries and related expenses:
Salaries, benefits and incentives	$196	$221	$294
Contract labor and overtime	17	10	23
Total	$213	$231	$317

Other operating expenses:
Corporate overhead allocation	$131	$98	$101
Other expenses	26	28	43
Total	$157	$126	$144

Following are descriptions of the contents and drivers of the financial results of the Mortgage Production segment:

Origination and other loan fees consist of fee income earned on all loan originations, including loans that are saleable to investors and fee-based closings.  Retail closings and fee-based closings are key drivers of Origination and other loan fees, and the fee income earned on those loans consists of application and underwriting fees, fees on canceled loans and amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from our private label mortgage outsourcing activities.

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

Mortgage Servicing Segment

Segment Overview

Our Mortgage Servicing segment services mortgage loans originated by PHH Mortgage and acts as subservicer for certain clients that own the underlying servicing rights.  The segment principally generates revenue through fees earned from our Mortgage servicing rights (MSRs), which are capitalized on our balance sheets, or from our subservicing agreements, which are not capitalized.  Mortgage servicing rights are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio.

We use a combination of derivative instruments to protect against potential adverse changes in the fair value of our MSRs resulting from a decline in interest rates. If the derivative instruments are effective, the change in fair value of derivatives is intended to react in the opposite direction of the market-related change in the fair value of MSRs, and generally increase in value as interest rates decline and decrease in value as interest rates rise.  The size and composition of derivative instruments used depends on a variety of factors, including the potential decline in value of our MSRs based on our evaluation of the current market environment and the interest rate risk inherent in our capitalized servicing portfolio which requires assumptions with regards to future replenishment rates, loan margins, the value of additions to MSRs and loan origination costs.  Many factors can impact these estimates, including loan pricing margins, the availability of liquidity to fund additions to our capitalized MSRs and the ability to adjust staffing levels to meet changing consumer demand.  As a result, our decisions regarding the levels of our derivatives related to mortgage servicing rights could result in continued volatility in the results of operations for our Mortgage Servicing segment.

The results of our Servicing segment have been negatively impacted by increasing servicing costs due, in part, to costs to comply with evolving regulations, while the compensation for servicers has remained constant. While we are monitoring various proposals for servicing compensation reform over the longer term, in the near term we have focused on proactively managing the composition of our servicing portfolio and the underlying expense drivers to impact our profitability. We continue to evaluate the need to sell, retain or acquire servicing rights with specific characteristics to improve the economics of the segment. We expect that costs to service may continue to exceed revenue from the capitalized portfolio in the short term. Further, absent compensation reform, improvements in our costs to service, execution of our strategies to achieve scale and depending on the movement of the forward curve and the actual progression of future interest rates compared to current projections, there can be no assurances whether the mortgage servicing right asset will yield its modeled value over the long term.

Our shift to a greater mix of subserviced loans has resulted in an increase in subservicing fees, which is partially offset by increases in costs to service our portfolio.  The subservicing fee revenue is generally lower than the servicing fee received by the owner of the MSRs; however, there are lower risks in subservicing loans as compared to owning the MSR asset.  Subservicing loans, as compared to owning the MSR asset, reduces our exposure to fluctuations in interest rates, and the related earnings volatility from market-related changes in fair value of our MSRs, and related costs from MSR amortization, curtailment interest expense and payoff-related costs. Additionally, our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships as those risks are retained by the owner of the servicing rights. From our increase in subservicing, in the long-term, we should experience benefits to our capital structure as we will require less capital to fund capitalized MSRs and related servicing advances. We expect that the increased mix of subservicing may result in lower Segment profit that is offset by a higher return on equity in the Mortgage Servicing segment since subservicing is less capital intensive than owning MSRs.

For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Business—The profitability of our Mortgage Servicing segment has been adversely affected by increased costs to service and declines in our capitalized servicing portfolio. Despite these increases in costs, the revenue received for mortgage servicing activities has remained constant for holders of mortgage servicing rights. There can be no assurances that our mortgage servicing rights asset will yield its modeled value, which could have an adverse effect on our business, financial position, and results of operations.” in this Form 10-K.

Outlook and Trends

Our Mortgage Servicing segment has experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to changes in interest rates, and the related impact on our modeled MSR cash flows, high delinquent GNMA servicing costs and other market risks. These factors can be impacted by, among other factors, conditions in the housing market, general economic factors, including higher unemployment rates, and policies of the Federal Reserve.  The average 30-year fixed mortgage rate is projected to increase from 3.9% in 2015 to 4.1% in 2016 (Fannie Mae’s January 2016 Economic and Housing Outlook), which we expect would result in an increase in the value of our mortgage servicing right asset as expected prepayments decline.

In recent years, the residential mortgage industry has been under heightened scrutiny from federal, state and local regulators which has resulted in, and may result in: (i) higher legal, compliance and servicing related costs across the industry; (ii) enhanced compliance requirements; and (iii) other limitations or required changes in business activities of mortgage servicers.  Certain large banks and non-bank servicers have been subject to restrictions on specific business activities that they conduct, including but not limited to, limiting the acquisition of residential MSRs and the outsourcing or subservicing of new residential mortgage servicing activities to third parties. While we do not anticipate that these restrictions will have a direct impact on our business, we will continue to monitor developments in this area to determine if there may be an impact to the mortgage servicing industry as a whole or if we face any potential limitations on our business activities or growth initiatives. For more information, see “Part I—Item 1A. Risk Factors—Legal and Regulatory Risks—Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. Any failure of ours to comply with applicable laws, rules, regulations or the terms of agreements with regulators could have a material adverse effect on our business, financial position, results of operations or cash flows.” in this Form 10-K.

Segment Metrics:

	December 31,
	2015	2014	2013
	($ In millions)
Total Loan Servicing Portfolio:
Unpaid Principal Balance	$226,259	$227,272	$226,837

Number of loans in owned portfolio (units)	642,379	712,643	824,992
Number of subserviced loans (units)	450,295	446,381	390,070
Total number of loans serviced (units)	1,092,674	1,159,024	1,215,062

Capitalized Servicing Portfolio:
Unpaid Principal Balance	$98,990	$112,686	$129,145
Capitalized servicing rate	0.89%	0.89%	0.99%
Capitalized servicing multiple	3.1	3.1	3.4
Weighted-average servicing fee (in basis points)	29	29	29

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Total Loan Servicing Portfolio:
Average Portfolio UPB	$225,787	$226,438	$210,379

Capitalized Servicing Portfolio:
Average Portfolio UPB	105,343	123,090	134,028
Payoffs and principal curtailments	19,092	18,463	33,328
Sales	3,445	6,929	40

Segment Results:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net loan servicing income:
Loan servicing income	$394	$448	$436
Change in fair value of mortgage servicing rights	(187)	(320)	13
Net derivative gain (loss) related to mortgage servicing rights	29	82	(19)
Net loan servicing income	236	210	430
Net interest expense:
Interest income	4	4	7
Secured interest expense	(11)	(9)	(7)
Unsecured interest expense	(34)	(44)	(51)
Net interest expense	(41)	(49)	(51)
Other income	3	2	—
Net revenues	198	163	379
Salaries and related expenses	56	60	53
Foreclosure and repossession expenses	51	56	61
Professional and third-party service fees	28	31	24
Technology equipment and software expenses	16	16	14
Occupancy and other office expenses	16	17	13
Depreciation and amortization	2	2	1
Other operating expenses	160	84	58
Total expenses	329	266	224
Segment (loss) profit	$(131)	$(103)	$155

2015 Compared With 2014:  Mortgage Servicing segment loss was $131 million during 2015 compared to a loss of $103 million in 2014.  Net revenues increased to $198 million, up $35 million, or 21%, compared with 2014 primarily driven by favorable comparisons in our MSR market-related fair value adjustments that were partially offset by a decline in loan servicing income and lower net gains on MSR derivatives.  Total expenses increased to $329 million, up $63 million, or 24%, compared to the prior year primarily driven by the increase in Other operating expenses, including higher provisions for Legal and regulatory reserves, an increase in Corporate overhead allocations, and an increase in Repurchase and foreclosure-related charges. These increases were partially offset by lower Salaries and related expenses and Foreclosure and repossession expenses.

Net revenues.  Servicing fees from our capitalized portfolio decreased by $53 million, or 15%, compared to the prior year driven by a 14% decrease in the average capitalized loan servicing portfolio.  Subservicing fees increased by $11 million, or 19%, compared to the prior year, primarily driven by recurring fees that we began charging to certain clients in the fourth quarter of 2014 related to compliance with the CFPB's single point of contact servicing rules, $5 million of operating benefits from renegotiating our subservicing agreements and a 9% increase in the average number of loans in our subserviced portfolio. This was partially offset by a $2 million decrease related to delinquency improvements in the subservicing portfolio which reduces our fee per loan. Late fees and other ancillary revenue were $35 million, down $12 million, or 26% compared to the prior year which includes a $4 million loss on the sale of delinquent FNMA servicing in 2015 and an $8 million decline in other ancillary revenue from the total servicing portfolio primarily driven by improving delinquencies and lower fees from HAMP modifications which roll off during the three year earning period.

Relatively lower interest rates in 2015 led to an increase in refinancing closings which resulted in an 8% increase in payoffs in our capitalized loan servicing portfolio compared to the prior year.  The higher payoff activity compared with 2014, and a 7 basis points increase in the average MSR value of prepayments drove a $19 million, or 17%, unfavorable MSR valuation change from actual prepayments of the underlying mortgage loans.

Market-related fair value adjustments decreased the value of our MSRs by $18 million during 2015 and net gains on MSR derivatives were $29 million from changes in interest rates.  The $18 million negative Market-related fair value adjustments during 2015 include a $30 million decrease primarily from model updates to reflect increased servicing costs and foreclosure losses that was partially offset by an $8 million increase from an 18 basis point increase in the modeled primary mortgage rate and $4 million in favorable adjustments associated with updates to our prepayment model to align modeled and actual prepayments. During 2014, Market-related fair value adjustments decreased the value of our MSRs by $165 million and net gains on MSR derivatives were $82 million from changes in interest rates. The $165 million negative Market-related fair value adjustments were driven by a 71 basis point decline in the mortgage rate used to value our MSR asset and a flattening of the yield curve that was partially offset by lower sensitivity to higher actual prepayments on our capitalized servicing portfolio and a $44 million increase in the value of our MSRs from adjustments in modeled prepayment speeds.

Allocated unsecured interest expense decreased to $34 million, down $10 million, or 23%, compared to the prior year which reflects the impact from our capital strategy actions to reduce our corporate unsecured debt levels and a decline in allocated costs driven by a lower average balance of MSRs.

Total expenses.  Salaries and related expenses decreased by $4 million compared to the prior year which was primarily driven by a decrease in the average number of employees and a decrease in management incentives from 2014.

Professional and third-party service fees decreased to $28 million, down $3 million, or 10%, compared to the prior year primarily driven by nonrecurring expenses incurred during 2014 related to compliance activities.

Foreclosure and repossession expense decreased by $5 million compared to the prior year primarily driven by delinquent servicing sales of government loans, resulting in lower delinquent servicing costs from the reduced population.

Repurchase and foreclosure-related charges were $6 million for 2015 which was primarily driven by expenses not reimbursed pursuant to government mortgage insurance programs. We recorded a $2 million benefit during 2014 for Repurchase and foreclosure-related charges which was primarily attributable to a decline in the population of outstanding repurchase requests from private investors and the impact of lower repurchase activity trends on projected future repurchase requests that were partially offset by a $5 million provision related to the resolution agreement with Fannie Mae to substantially resolve all outstanding and certain future repurchase and indemnification obligations for loans delivered prior to July 1, 2012.

We have continued to be subject to various regulatory investigations, examinations and inquiries related to our legacy mortgage servicing practices. As a result, we recorded $78 million of provisions for Legal and regulatory reserves during 2015, compared to $27 million in the prior year.

Other expenses increased by $6 million compared to prior year primarily due to a $9 million provision for certain non-recoverable fees associated with foreclosure activities, that was partially offset by a $3 million decrease in quality related costs from compensatory fees associated with foreclosure proceedings.

Corporate overhead allocations increased by $11 million compared to the prior year due to costs associated with the modernization and security of our information technology systems. See “—Other” for a discussion of the Corporate overhead allocation.

2014 Compared With 2013:  Mortgage Servicing segment loss was $103 million during 2014 compared to a segment profit of $155 million in 2013. Net revenues decreased to $163 million, down $216 million, or 57%, compared with 2013 primarily driven by unfavorable MSR market-related fair value adjustments that were partially offset by lower prepayment activity, net gains on MSR derivatives and a loss recorded in 2013 related to the termination of an inactive reinsurance contract. Total expenses increased to $266 million, up $42 million, or 19%, compared to the prior year primarily driven by provisions for Legal and regulatory reserves, higher Salaries and related expenses and an increase in Corporate overhead allocations which were partially offset by lower Repurchase and foreclosure-related charges and Foreclosure and repossession expenses.

Net revenues.  Servicing fees from our capitalized portfolio decreased by $38 million, or 10%, compared to the prior year driven by an 8% decrease in the average capitalized loan servicing portfolio. Lower refinancing activity in 2014 resulted in a 53% decrease in payoffs in our capitalized loan servicing portfolio, which drove a $24 million, or 62%, decrease in curtailment interest paid to investors and a $107 million decrease in MSR valuation changes from actual prepayments of the underlying mortgage loans. Late fees and other ancillary revenue were $47 million, down $10 million, or 18% compared to the prior year which includes a $5 million decrease in tax service fee income related to lower closing volumes and a $7 million decline in other ancillary revenue from the total servicing portfolio due to a decrease in the number of loans in our capitalized portfolio, lower payoff activity and improving delinquencies. These decreases in ancillary servicing revenue were partially offset by a $2 million net gain on the sale of existing MSRs during 2014. Unsecured interest expense decreased to $44 million, down $7 million, or 14%, compared with the prior year which reflects a decline in allocated cost driven by a lower average balance of MSRs and the execution of our capital strategy to reduce our corporate unsecured debt levels and reduce our cost of debt.

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

During 2014, we were subject to various regulatory investigations, examinations and inquiries related to our legacy mortgage servicing practices which resulted in $27 million of provisions for Legal and regulatory reserves.

See “—Other” for a discussion of the Corporate overhead allocation.

Selected Income Statement Data:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Loan servicing income:
Servicing fees from capitalized portfolio	$304	$357	$395
Subservicing fees	70	59	42
Late fees and other ancillary servicing revenue	35	47	57
Curtailment interest paid to investors	(15)	(15)	(39)
Net reinsurance loss	—	—	(19)
Total	$394	$448	$436

Changes in fair value of mortgage servicing rights:
Actual prepayments of the underlying mortgage loans	$(129)	$(110)	$(217)
Actual receipts of recurring cash flows	(40)	(45)	(46)
Market-related fair value adjustments	(18)	(165)	276
Total	$(187)	$(320)	$13

Other operating expenses:
Corporate overhead allocation	$44	$33	$24
Repurchase and foreclosure-related charges	6	(2)	7
Legal and regulatory reserves	78	27	—
Other expenses	32	26	27
Total	$160	$84	$58

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

For 2013, our Net reinsurance loss includes the results of our reinsurance activities from our wholly owned subsidiary, Atrium Reinsurance Corporation and the related losses on the termination of the contracts. Beginning in the second half of 2013, we no longer have exposure to losses from contractual reinsurance agreements.

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

Other operating expenses consist of Repurchase and foreclosure-related charges, Corporate overhead allocations, Legal and regulatory reserves and other servicing related expenses.  Repurchase and foreclosure-related charges are primarily driven by the actual and projected volumes of repurchase and indemnification requests, our success rate in appealing repurchase requests, expected loss severities and expenses that may not be reimbursed pursuant to government mortgage insurance programs or in the event we do not file insurance claims.  Expected loss severities are impacted by various economic factors including delinquency rates and home price values while our success rate in appealing repurchase requests can fluctuate based on the validity and composition of repurchase demands and the underlying quality of the loan files. Legal and regulatory reserves are estimated losses from litigation and various regulatory investigations, examinations and inquiries related to our legacy mortgage servicing practices.

Other

Overview

We leverage a centralized corporate platform to provide shared services for general and administrative functions to our reportable segments.  These shared services include support associated with, among other functions, information technology, enterprise risk management, internal audit, human resources, accounting, finance and communications.  The costs associated with these shared general and administrative functions, in addition to the cost of managing the overall corporate function, are recorded within Other and allocated to our reportable segments through a corporate overhead allocation. The Corporate overhead allocation to each segment is determined based upon the actual and estimated usage by function or expense category.

Results:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net revenues	$6	$11	$—
Salaries and related expenses	54	67	55
Professional and third-party service fees	109	62	48
Technology equipment and software expenses	18	18	15
Occupancy and other office expenses	3	3	3
Depreciation and amortization	5	9	9
Other operating expenses:
Loss on early debt retirement	30	24	54
Other	11	5	7
Total expenses before allocation	230	188	191
Corporate overhead allocation:
Mortgage Production segment	(131)	(98)	(101)
Mortgage Servicing segment	(44)	(33)	(24)
Total expenses	55	57	66

Net loss before income taxes	$(49)	$(46)	$(66)

2015 Compared With 2014:  Net loss before income taxes was $49 million, compared to a loss of $46 million in 2014.  The net loss of the Other segment primarily represents losses related to the early retirement of unsecured debt and includes other expenses that are not allocated back to our reportable segments, such as costs associated with re-engineering our business. For 2014, Other also includes certain general corporate overhead expenses that were previously allocated to the Fleet business.  Net revenues were $6 million for 2015 and $11 million for 2014 which were driven by income from a transition services agreement related to the sale of the Fleet business. Total expenses before allocations increased to $230 million, up $42 million, or 22%, compared to the prior year primarily driven by an increase in Professional and third-party service fees and an increase in Other operating expenses from higher debt retirement losses, that were partially offset by lower Salaries and related expenses.

Total expenses.  Salaries and related expenses decreased by $13 million in 2015, or 19%, compared to the prior year primarily due to a $10 million decrease in severance costs associated with the re-engineering of our operations in 2014, a decrease in management incentive compensation of $10 million, and a $3 million decrease in Salaries and related expenses primarily resulting from the decreased employee headcount from our re-engineering efforts. This was partially offset by a $10 million increase in Salaries, benefits and incentives from the transfer of certain employees from our segments into our corporate shared service platform beginning in January 2015 related to our efforts to re-engineer our support infrastructure for a stand-alone mortgage business.

Professional and third-party service fees increased by $47 million in 2015, or 76%, compared with 2014, primarily due to a $34 million increase in Professional and third-party service fees compared to the prior year for costs associated with the modernization and security of our information technology systems, implementing new compliance requirements in our origination business, providing services under the transition services agreement and other investments from our re-engineering efforts. The remaining $13 million of costs were not allocated to our reportable segments primarily related to actions to separate our information technology systems from the Fleet business and costs associated with evaluating strategic growth opportunities.

Other operating expenses increased by $12 million, or 41%, compared to the prior year primarily due to $6 million of higher debt retirement losses related to capital strategy actions. During the year ended December 31, 2015, we recorded a $30 million loss related to the exchange of the Convertible notes due in 2017, compared to a $24 million loss during the prior year associated with the early repayment of the Senior Notes due in 2016. In addition, there was a $5 million increase in Other operating expenses related to the transfer of costs from our segments into our corporate shared services platform.

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

Following are descriptions of the contents and drivers of our financial results:

Net revenues include income associated with a transition services agreement in which we provided to Element Financial Corporation certain transition services after the closing of the sale of the Fleet business related to, among others, information technology, human resources and financial services.  A majority of the costs incurred by us to provide such transition services are included in Professional and third-party service fees and are billed to Element Financial Corporation based upon the terms of the transition services agreement.

Salaries and related expenses represent costs associated with operating corporate functions and our centralized management platform and consist of salaries, payroll taxes, benefits and incentives paid to shared service support employees.  These expenses are primarily driven by the average number of permanent employees.

Other operating expenses includes losses associated with the early retirement or conversion of debt, and other costs associated with our corporate shared services platform.

Net loss before income taxes includes expenses that are not allocated to our reportable segments (primarily losses related to the early retirement of debt and costs associated with re-engineering our business) and, for 2014 and 2013, includes certain general corporate overhead expenses that were previously allocated to the Fleet business.  Beginning in the third quarter of 2014, all costs associated with general and administrative functions and managing our overall corporate function were allocated to the Mortgage Production and Mortgage Servicing segments.  See “—Overview—Executive Summary” for a discussion of our efforts in re-engineering our support infrastructure.

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

We are subject to variability in our results of operations due to fluctuations in interest rates.  In a declining interest rate environment, we would expect the results of our origination business to be positively impacted by higher loan origination volumes and improved loan margins, while we would expect the results of our servicing business to decline due to higher actual and projected loan prepayments related to our capitalized loan servicing portfolio.  In a rising interest rate environment, we would expect a negative impact to the results of our origination business, while we would expect a positive impact to the results of our servicing business. The interaction between the results of operations of our segments is a core component of our overall interest rate risk strategy.

Refer to “—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of changes in interest rates on the valuation of assets and liabilities that are sensitive to interest rates.  See “Part I—Item 1A. Risk Factors—Risks Related to Our Business—Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates." in this Form 10-K for more information.

Mortgage Loans and Interest Rate Lock Commitments

Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding.  The fair values of our Mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and our Interest rate lock commitments, are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market.  As a result, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market.  Loan commitments generally range between 30 and 90 days; and we typically sell mortgage loans within 30 days of origination.

A combination of options and forward delivery commitments on mortgage-backed securities or whole loans are used to hedge our commitments to fund mortgages and our loans held for sale.  These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to us.  Our expectation of the amount of our interest rate lock commitments that will ultimately close is a key factor in determining the notional amount of derivatives used in hedging the position.

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

The amount and composition of derivatives used to hedge the value of our MSRs depends on the exposure to loss of value on the MSRs, the expected cost of the derivatives, expected liquidity needs and the estimated benefit of new originations on our production business’s results of operations to determine the net economic value change from a decline in interest rates. We continuously evaluate our ability to replenish lost MSR value and cash flow due to increased prepayments. A replenishment rate greater than 100% is one indicator of the benefit of mortgage loan originations offsetting lost MSR value.  This risk management approach requires management to make assumptions with regards to future replenishment rates, loan margins, the value of additions to MSRs and loan origination costs. Many factors can impact these estimates, including loan pricing margins, the availability of liquidity to fund additions to our capitalized MSRs and the ability to adjust staffing levels to meet changing consumer demand.

See “Part I—Item 1A. Risk Factors—Risks Related to Our Business—The profitability of our Mortgage Servicing segment has been adversely affected by increased costs to service and declines in our capitalized servicing portfolio. Despite these increases in costs, the revenue received for mortgage servicing activities has remained constant for holders of mortgage servicing rights. There can be no assurances that our mortgage servicing rights asset will yield its modeled value, which could have an adverse effect on our business, financial position, and results of operations." in this Form 10-K for more information.

Consumer Credit Risk

We are not subject to the majority of the credit-related risks inherent in maintaining a mortgage loan portfolio because loans are not held for investment purposes.  We sell nearly all of the mortgage loans that we originate in the secondary mortgage market on a non-recourse basis within 30 days of origination.  Conforming loan sales are primarily in the form of mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, the "Agencies").

Our exposure to consumer credit risk primarily relates to loan repurchase and indemnification obligations from breaches of representation and warranty provisions of our loan sale or servicing agreements, which result in indemnification payments or exposure to loan defaults and foreclosures.  The representation and warranties made by us are set forth in our loan sale agreements and relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the underwriting standards required by the investor, the loan’s compliance with applicable local, state and federal laws and, for loans with a loan-to-value ratios greater than 80%, the existence of primary mortgage insurance.  Investors routinely request loan files to review for potential breaches of representation and warranties.

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

Trends in Repurchase Experience

The table below presents our repurchase and foreclosure-related reserves activity and the number of repurchase and indemnification requests received:

	Year Ended December 31,
	2015	2014	2013
	($ In millions)
Balance, beginning of period	$93	$142	$191
Realized losses(1)	(19)	(65)	(73)
Increase (decrease) in reserves due to:
Change in assumptions	6	6	7
New loan sales	9	10	17
Balance, end of period	$89	$93	$142

Repurchase and indemnification requests received (number of loans)	460	936	3,241

_______________

(1)
For 2014, realized losses include $12 million that was paid to Fannie Mae related to the resolution agreement and Change in assumptions includes an $8 million provision for estimated losses related to the sale of existing MSRs.

In recent years, many of our competitors, including large banks, have entered into settlement agreements with the Agencies to resolve legacy repurchase requests and obligations.  During 2014, we entered into a resolution agreement with Fannie Mae to resolve substantially all outstanding and certain future repurchase and make whole requests related to the sale of mortgage loans that were originated and delivered prior to July 1, 2012.  As a result, we observed a 50% decrease in the number of new repurchase and indemnification requests in 2015, compared to 2014.  While we experienced a decline in new repurchase and indemnification requests, we did continue to receive legacy repurchase requests from certain private label clients and for loans that were excluded from the settlement with Fannie Mae.
During 2015, 47% of our new repurchase requests were for loans originated or delivered subsequent to January 1, 2013, compared to 34% in 2014.  These repurchase requests are subject to the new representation and warranty framework that was first announced in 2012, which also provides for various alternatives to repurchasing a loan where an underwriting defect exists.  The full impact of these various alternatives on our future loss experience is uncertain; however, it could result in a shift in the resolution of representation and warranty claims to a greater number of indemnifications and lower loan repurchases.  We expect a majority of our new repurchase and indemnification requests going forward to be related to loans subject to the new representation and warranty framework.
The Agencies have been focused on providing transparency to loan originators in order to clarify post-delivery quality control practices and improve dispute resolutions.  Recently, the FHFA announced that the Agencies have implemented an independent dispute resolution process which allows lenders to submit unresolved repurchase requests to a neutral third party in an effort to provide timely resolution for repurchase disputes. In order to monitor repurchase demand practices, we maintain regular contact with the Agencies and with the private label clients for which we originate fee-based loans. We intend to continue to monitor our repurchase experience and incorporate any new information into our reserve estimates as it becomes available.

Established Reserves

Repurchase and foreclosure-related reserves consist of the following:

	December 31,
	2015	2014
	(In millions)
Loan repurchase and indemnification liability	$62	$63
Adjustment to value for real estate owned	17	16
Allowance for probable foreclosure losses	10	14
Total	$89	$93

We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold.  This liability represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.

In limited circumstances, the full risk of loss on loans sold is retained to the extent the liquidation of the underlying collateral is insufficient. In some instances where we have purchased loans from third parties, we may have the ability to recover the loss from the third party originator.  As loans are repurchased, we reduce our estimated losses related to repurchase and indemnification obligations and record reserves for on-balance sheet loans in foreclosure and real estate owned which will likely not be recoverable from guarantors, insurers or investors.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of December 31, 2015, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $30 million which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs or in the event we do not file insurance claims.  The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of our underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.

Our liability from loan repurchases and indemnification requests does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries. The maximum liability for future repurchase and indemnification requests, or the ranges of reasonably possible losses, cannot be estimated for the entire exposure for reasons including, but not limited to, the following:

•	we do not service all of the loans for which we have provided representations and warranties;

•	uncertainty related to loss exposure to loans from origination years where the Agencies have substantially completed or resolved their file reviews; and

•	uncertainty related to losses associated with loans with defects that were excluded from the resolution agreement with Fannie Mae.
We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  The following table presents the unpaid principal balance of our unresolved requests by status:

	December 31, 2015			December 31, 2014
	Agency Invested	Private Invested	Total (4)	Agency Invested	Private Invested	Total (4)
	(In millions)
Claim pending (1)	$12	$3	$15	$13	$3	$16
Appealed (2)	15	7	22	16	7	23
Open to review (3)	9	11	20	13	9	22
Total	$36	$21	$57	$42	$19	$61

________________

(1)	Claim pending status represents loans that have completed the review process where we have agreed with the representation and warranty breach and are pending final execution.

(2)
Appealed status represents loans that have completed the review process where we have disagreed with the representation and warranty breach and are pending response from the claimant.  Based on claims received and appealed during the year ended December 31, 2015 that have been resolved, we were successful in refuting approximately 90% of claims appealed.

(3)	Open to review status represents loans where we have not completed our review process. We appealed approximately 65% of claims received and reviewed during the year ended December 31, 2015.

(4)
Investors may make repurchase demands based on unresolved mortgage insurance rescission notices.  In these cases, the total unresolved requests balance includes certain loans that are currently subject to both an outstanding repurchase demand and an unresolved mortgage insurance rescission notice.

See Note 13, 'Credit Risk', in the accompanying Notes to Consolidated Financial Statements and “—Critical Accounting Policies and Estimates” for additional information regarding our repurchase and foreclosure-related reserves.

Counterparty and Concentration Risk
We are exposed to risk in the event of non-performance by counterparties to various agreements, derivative contracts, and sales transactions. In general, we manage such risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount for which we are at risk, requiring collateral, typically cash, in instances in which financing is provided and/or dispersing the risk among multiple counterparties.  We also manage our exposure to risk from derivative counterparties through entering into bilateral collateral agreements and legally enforceable master netting agreements with many counterparties.  As of December 31, 2015, there were no significant concentrations of credit risk related to our net exposure with any individual counterparty with respect to our derivative transactions.
Production
In our Mortgage Production segment, we have exposure to risk related to the volume of transactions with individual counterparties.  During the year ended December 31, 2015, 21% of our mortgage loan originations were derived from our relationships with Realogy and its affiliates, 26% from Merrill Lynch Home Loans, a division of Bank of America, National Association, 20% from Morgan Stanley Private Bank, N.A. and 11% from HSBC Bank USA. None of these agreements contain minimum loan origination commitments. Further, these agreements include terms that allow each client to terminate their respective agreements after providing notice and such agreements may require payment of a termination fee. The loss of these client relationships, or substantial declines in origination volume sourced from these relationships, would have a negative impact on our Mortgage Production segment.
See “Part I—Item 1A. Risk Factors—Risks Related to Our Business—The private label channel of our Mortgage Production segment has client-concentration risk related to the significant percentage of originations sourced from Merrill Lynch Home Loans, a division of Bank of America, National Association, Morgan Stanley Private Bank, N.A. and HSBC Bank USA. Any declines in the volume of loan originations sourced from these agreements, whether due to termination, non-renewal, or at the election of our counterparty, may materially and adversely impact our business and our consolidated financial position, results of operations and cash flows." and “The real estate channel of our Mortgage Production segment is substantially dependent upon our relationship with Realogy, and the termination of our contractual agreements with Realogy would have a material adverse effect on our business, financial position, results of operations and cash flows." in this Form 10-K.
Servicing
Our Mortgage Servicing segment has exposure to concentration risk associated with the amount of our servicing portfolio for which we must maintain compliance with the requirements of the GSE servicing guides. As of December 31, 2015, 55% of our servicing portfolio relates to loans governed by these servicing guides.
We utilize several risk mitigation strategies in an effort to minimize losses from delinquencies, foreclosures and real estate owned including: collections, loan modifications, and foreclosure and property disposition. Since the majority of the risk resides with the investor and not with us, these techniques may vary based on individual investor and insurer requirements.
The greatest concentrations of properties securing the mortgage loans in our total servicing portfolio are located in the following states:

	December 31,
	2015	2014
Major Geographical Concentrations:
California	19.2%	17.9%
New York	15.2%	15.7%
Florida	6.7%	6.6%
New Jersey	5.8%	5.8%
Other	53.1%	54.0%

The following table summarizes the percentage of loans that are greater than 90 days delinquent, in foreclosure and real estate owned based on the unpaid principal balance for significant geographical concentrations:

December 31, 2015
New York	30.6%
New Jersey	12.6%
Florida	9.1%
California	5.4%

Liquidity Risk

We are exposed to liquidity risk through our ongoing needs to originate and finance mortgage loans, sell mortgage loans into secondary markets, retain mortgage servicing rights, repay maturing debt, meet our contractual obligations and otherwise fund our operations.  Liquidity is an essential component of our ability to operate and grow our business and, therefore, it is crucial that we maintain adequate levels of excess liquidity to fund our businesses during normal economic cycles and events of market stress.  We rely on internal cash flow generation and external financing sources to fund a portion of our operations.  To achieve our liquidity objectives, we consider current cash position, business conditions, expected cash flow generation, upcoming debt maturities, potential refinancing strategies, and capital market conditions that dictate the availability of liquidity.

We periodically stress test our liquidity sources and uses.  Senior management regularly reviews our current liquidity position and projected liquidity needs including any potential and/or pending events that could impact liquidity positively or negatively.  Additionally, management has established internal processes to monitor the availability under our existing debt arrangements. We address liquidity risk by maintaining committed borrowing capacity under mortgage funding facilities and cash on hand in excess of our expected operating needs and attempting to manage the timing of our market access by extending the tenor of our funding arrangements.  The Finance, Compliance & Risk Management Committee reviews the liquidity and financing plan to assess whether management has appropriately planned and provided for liquidity risks and subsequently recommends the plan for approval by the Board of Directors on an annual basis.

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

To monitor and control this risk, we have established policies, procedures and a controls framework that are designed to provide sound and consistent risk management processes and transparent operational risk reporting.  The Compliance and Risk Management organization receives reports and information regarding risk issues directly from our business process owners.  We have established risk management tools that include:

•	Risk and control self-assessments to evaluate key control design and operating effectiveness, and determine if control enhancements are necessary;

•	Operational event reporting and tracking which provides information about operational breakdowns and the root cause, as well as the status of efforts to remediate;

•	Third party risk oversight which provides a framework to assess and monitor the level of risk and complexity of third party relationships; and

•	An independent assessment by Internal Audit of the design and effectiveness of our key controls, regulatory compliance and reporting.

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

See “Part I—Item 1A. Risk Factors—Other Risks—A failure in or breach of our technology infrastructure or information protection programs, or those of our outsource providers, could result in the inadvertent disclosure of the confidential personal information of our customers, as well as the confidential personal information of the customers of our clients.  Any such failure or breach, including as a result of cyber-attacks against us or our outsource partners, could have a material and adverse effect on our business, reputation, results of operations, financial position or cash flows." for more information.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include: unrestricted Cash and cash equivalents; proceeds from the sale or securitization of mortgage loans; secured borrowings, including mortgage warehouse and servicing advance facilities; cash flows from operations; the unsecured debt markets; asset sales; and equity and hybrid equity markets.

We manage our liquidity and capital structure to achieve our strategic objectives, to fund business operations and to meet contractual obligations, including maturities of our indebtedness. In developing our liquidity plan, we consider how our needs may be impacted by various factors, including operating requirements during the period, upcoming debt maturities and working capital needs. We also assess market conditions and capacity for debt issuance in various markets that may provide funding alternatives for our business needs. Our primary funding needs for our continuing operations arise from the origination and financing of mortgage loans and the retention of mortgage servicing rights. Our liquidity needs can also be significantly influenced by changes in interest rates due to collateral posting requirements from derivative agreements as well as the levels of repurchase and indemnification requests.

During the second and third quarters of 2015, we completed an exchange for substantially all of our 6.0% Convertible notes due in 2017 for $278 million of cash and 10.076 million shares of our Common stock. See Note 10, 'Debt and Borrowing Arrangements' in the accompanying Notes to Consolidated Financial Statements for more information.

As part of our efforts to return capital to shareholders, in the first quarter of 2015, we completed the final delivery of shares under our $200 million accelerated share repurchase program that was commenced in the third quarter of 2014. In its entirety, the accelerated repurchase program resulted in the retirement of 8.537 million total shares at an average price per share of $23.43. We commenced $100 million of open market repurchases in the fourth quarter of 2015, resulting in the retirement of 6.350 million shares at an average price per share of $15.75 through the January 2016 completion of that portion of the program.

We have authorizations from our Board of Directors to repurchase up to an additional $150 million through December 31, 2016 through an open market repurchase program. However, we intend to retain the necessary financial resources to maintain a liquidity cushion to weather the dynamic and uncertain environment and to support our remaining growth and re-engineering initiatives. As a result, we do not expect to engage in further share repurchase activity at the present time. The timing and amount of further repurchases, if any, will depend on several factors including market and business conditions, the trading price of our common stock, and our overall capital structure and liquidity position, including the nature of other potential uses of cash, including investments in growth. There can be no assurances that we will complete further repurchases. For more information about risks related to our share repurchase programs, see “Part I—Item 1A. Risks Related to Our Common Stock—We are not required to complete any future repurchases of our Common stock, and any such repurchases may not result in effects we anticipated."
Given our expectation for business volumes we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.  We expect aggregate capital expenditures to be less than $25 million for 2016, in comparison to actual expenditures of $31 million for 2015.

Cash Flows

Our total unrestricted cash position as of December 31, 2015 is $906 million, which includes $80 million of cash in variable interest entities.  We will continue to maintain an excess unrestricted cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we considered in our analysis of cash requirements as of December 31, 2015:

•	$360 million to $410 million for identified contingencies, including amounts related to mortgage loan repurchases and legal and regulatory matters;

•	$25 million to $50 million cash reserves for mortgage-related interest rate risk management activities; and

•	$100 million to $125 million minimum for working capital needs.

After consideration of these total requirements of $485 million to $585 million, we have approximately $240 million to $340 million of excess cash available for operations, excluding cash in variable interest entities.  We have earmarked at least $150 million for investments in growth to support our focus on executing acquisitions.

The following table summarizes the changes in Cash and cash equivalents and includes the activities of our continuing and discontinued operations:

	Year Ended December 31,
	2015	2014(1)	Change
	(In millions)
Cash provided by (used in):
Operating activities	$121	$(11)	$132
Investing activities	62	489	(427)
Financing activities	(536)	(464)	(72)
Net (decrease) increase in Cash and cash equivalents	$(353)	$14	$(367)
 ______________

(1)	Our cash flows the year ended December 31, 2014 include six months of activity related to the Fleet business.

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

During the year ended December 31, 2015, cash provided by our operating activities was $121 million, which was primarily driven by the impact of timing differences between the origination and sale of mortgages as Mortgage loans held for sale in our consolidated Balance Sheets decreased by $172 million between December 31, 2015 and 2014, which was the result of timing differences between origination and sale as of the end of each period. Those amounts were partially offset by losses from operations and cash investments related to our growth and re-engineering efforts.

During the year ended December 31, 2014, cash used in our operating activities was $11 million, which was primarily reflective of cash used in our Mortgage Production segment and the payment of taxes that were partially offset by positive cash flows from our Mortgage Servicing segment and from our discontinued operations.  Cash flows in our Mortgage Production segment reflect the challenging mortgage environment and the current pricing levels and mix of closings of our private label agreements.  The net cash used in operating activities of our Mortgage Production segment also included the impact of an $81 million increase in Mortgage loans held for sale. In addition, net tax payments for 2014 totaled $543 million which were largely driven by the taxes that were due from the sale of the Fleet business.

Investing Activities

Our cash flows from investing activities include changes in the funding requirements of restricted cash, investment activities and proceeds on the sale of mortgage servicing rights.

During the year ended December 31, 2015, cash provided by our investing activities was $62 million, which was primarily driven by $47 million of cash received from proceeds on the sale of mortgage servicing rights which reflects sales under our MSR flow sale arrangements and the sale of a population of highly delinquent government insured loans that was completed during the fourth quarter of 2014. In addition, cash provided by investing activities included $35 million of net cash received from MSR derivatives related to the settlement of certain MSR-related instruments. These balances were partially offset with $31 million in purchases of property and equipment driven by our efforts to re-engineer our business and enhance our technology platform.

During the year ended December 31, 2014, cash provided by our investing activities was $489 million, which primarily consisted of $1.1 billion of net proceeds we received from the sale of the Fleet business that was partially offset by $649 million in net cash outflows from the purchase and sale of vehicles by our discontinued operations.   We also received $67 million from proceeds on the sale of mortgage servicing rights during 2014 which reflects sales under our MSR flow sale arrangements and a sale of existing MSRs related to a population of highly delinquent government insured loans.  Cash provided by investing activities was further driven by $70 million of net cash received from MSR derivatives primarily related to changes in cash collateral amounts that was offset by $87 million from an increase in restricted cash.

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

During the year ended December 31, 2015, cash used in our financing activities was $536 million which primarily related to $275 million of cash paid to complete the exchange of the Convertible notes due in 2017 and repurchases of our Common stock of $77 million.  See further discussion of our share repurchases in Note 15, 'Stock-Related Matters' in the accompanying Notes to Consolidated Financial Statements. In addition, we had $165 million of net payments on secured borrowings primarily resulting from decreased funding requirements for Mortgage loans held for sale.

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

Our cash flows from financing activities in 2014 also include proceeds from and payments on borrowings under our vehicle management asset-backed debt, which was used to fund our discontinued operations. We transferred the subsidiaries that issued vehicle management asset-backed debt to Element Financial Corporation in 2014 in connection with the completion of the sale of the Fleet business.

Debt

The following table summarizes our Debt as of December 31, 2015:

	Balance	Collateral(1)
	(In millions)
Warehouse facilities	$632	$668
Servicing advance facility	111	170
Unsecured debt	615	—
Total	$1,358	$838

______________

(1)	Assets held as collateral are not available to pay our general obligations.

See Note 10, 'Debt and Borrowing Arrangements' in the accompanying Notes to Consolidated Financial Statements for additional information regarding the components of our debt and for additional discussion of risks related to our asset-backed debt, see “Part I—Item 1A. Risk Factors—Liquidity Risks—Our mortgage asset-backed debt arrangements, a significant portion of which are short-term agreements, are an important source of our liquidity.  If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all. If a substantial portion of such arrangements are terminated, not renewed, and cannot be replaced, it would adversely affect our ability to fund our operations.”.

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

We utilize both committed and uncommitted warehouse facilities, and we evaluate our capacity needs under these facilities based on forecasted volume of mortgage loan closings and sales.  During the year ended December 31, 2015, at our election, we reduced the capacity for certain facilities in response to the current mortgage environment and to reduce expenses associated with the facilities.

Our funding strategies for mortgage originations may also include the use of committed and uncommitted mortgage gestation facilities.  Gestation facilities effectively finance mortgage loans that are eligible for sale to an agency prior to the issuance of the related mortgage-backed security.

Our ability to maintain liquidity through mortgage warehouse facilities is dependent on:

•	market demand for mortgage-backed securities and liquidity in the secondary mortgage market;

•	lenders' interest in providing warehouse lines;

•	the quality and eligibility of assets underlying the arrangements;

•	our ability to negotiate terms acceptable to us;

•	our ability to access the asset-backed debt market, including creditor assessment of our credit risk;

•	our ability to maintain a sufficient level of eligible assets or credit enhancements;

•	our ability to access the secondary market for mortgage loans; and

•	our ability to comply with certain financial covenants.

Mortgage warehouse facilities consisted of the following as of December 31, 2015:

	Balance	Total Capacity	Available Capacity(1)	Maturity Date
		(In millions)
Debt:
Committed facilities:
Fannie Mae	$—	$500	$500	12/13/16
Wells Fargo Bank, N.A.	245	450	205	4/1/16
Bank of America, N.A.	218	400	182	12/16/16
Credit Suisse First Boston Mortgage Capital LLC	169	250	81	6/17/16
Committed warehouse facilities	632	1,600	968
Uncommitted facilities:
Fannie Mae	—	2,500	2,500	n/a
Credit Suisse First Boston Mortgage Capital LLC	—	325	325	n/a
Total	$632	$4,425	$3,793

Off-Balance Sheet Gestation Facilities:
Uncommitted facilities:
JP Morgan Chase Bank, N.A.	$—	$250	$250	n/a

______________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

Servicing Advance Funding Arrangements

Under most of our mortgage servicing agreements, we are required to advance our own funds for scheduled principal, interest, tax and insurance payments when the mortgage loan borrower has failed to make the scheduled payments; and to cover foreclosure costs and various other items that are required to preserve the assets being serviced.  Generally, we collect on these servicing advance receivables through future payments from the respective borrower, from liquidation proceeds, or from insurance claims following foreclosure or liquidation.  We are generally exposed to losses from these receivables only to the extent that the respective servicing guidelines are not followed or if we have a breach of the representations and warranty provisions of our loan sale agreements.  Also, in many cases, we can cease making advances when the advances are no longer deemed to be recoverable from liquidation proceeds.  As discussed below, our strategies to fund these servicing advance receivables include the issuance of asset-backed notes.

In addition, under certain of our subservicing agreements, we are required to advance our own funds to preserve the assets being serviced.  Our subservicing agreements generally contain provisions that require the subservicing client to pre-fund advances on the subserviced loans or to reimburse us for those advances on a monthly or other periodic basis.

As of December 31, 2015, there are $691 million of Servicing advance receivables on our Consolidated Balance Sheet, including $266 million from our own funds, and the remainder funded as outlined below:

	Balance	Total Capacity	Available Capacity(1)	Maturity Date
		(In millions)
Debt:
PSART Servicing Advance facility	$111	$155	$44	6/15/17	(2)
Subservicing advance liabilities:
Client-funded amounts	314	n/a	n/a	n/a
Total	$425
 ______________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)
The facility has a revolving period through June 15, 2016, after which the facility goes into amortization.  The maturity date of June 15, 2017 presented above represents the final repayment date of the amortizing notes.

PSART Servicing Advance Facility.  PHH Servicer Advance Receivables Trust (“PSART”), a special purpose bankruptcy remote trust, was formed for the purpose of issuing non-recourse asset-backed notes, up to a maximum principal amount of $155 million, secured by servicing advance receivables. PSART was consolidated as a result of the determination that we are the primary beneficiary of the variable interest entity, as discussed in Note 18, 'Variable Interest Entities' in the accompanying Notes to Consolidated Financial Statements.

PSART issues variable funding notes that have a revolving period, during which time the monthly collection of advances are applied to pay down the notes and create additional availability to fund advances. The notes have a revolving period through June 15, 2016 and the final maturity of the notes is June 15, 2017. Upon expiration of the revolving period, the notes enter a repayment period, whereby the noteholders’ commitment to fund new advances (through the purchase of additional notes) expires, and we are required to repay the outstanding balance through advance collections or additional payments on or before final maturity.  In all cases, including upon an increased pace of amortization or an event of default as described below, all amortization and repayment of the notes is serviced from the ongoing recovery on the servicing advances that secure the notes.

Our ability to maintain liquidity through PSART is dependent upon:

•	the eligibility of servicing advance receivables underlying the arrangement and our ability to recover advances in a timely and efficient manner;

•	maintaining our role as servicer of the underlying mortgage assets; and

•
our ability to comply with certain financial and other covenants, the breach of which could result in the ability of the noteholders to terminate their commitment to fund new advances through the purchase of additional notes, an increased pace of amortization for the notes and/or an event of default.

In addition to the foregoing factors, our ability to maintain liquidity through the issuance of asset-backed notes secured by servicing advance receivables is dependent on:

•	market demand for ABS, specifically demand for ABS collateralized by mortgage receivables;

•
our ability to service in accordance with applicable guidelines and the quality of our servicing, both of which will impact noteholders’ willingness to commit to financing for an additional 364 days; and

•	our ability to negotiate terms acceptable to us.

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

Our ability to maintain liquidity through such client-funded arrangements is dependent on:

•	the creditworthiness of our subservicing clients and their ability to fund and/or reimburse the servicing advances; and

•	our adherence to the applicable servicing guidelines when making the advances.

Unsecured Debt

During the second and third quarters of 2015, we completed our offers to exchange $245 million in aggregate principal of our 6.0% Convertible notes due in 2017 for $278 million of cash, plus 10.076 million shares of Common stock. See Note 10, 'Debt and Borrowing Arrangements' in the accompanying Notes to Consolidated Financial Statements for more information.

Unsecured borrowing arrangements consisted of the following as of December 31, 2015:

	Balance	Balance at Maturity	Maturity Date
	(In millions)
6% Convertible notes due in 2017	$—	$—	06/15/17	(1)
7.375% Term notes due in 2019	275	275	09/01/19
6.375% Term notes due in 2021	340	340	08/15/21
Total	$615	$615
 ______________

(1)	After the completion of the exchange offer, an insignificant amount of notes remain.

See Note 15, 'Stock-Related Matters' in the accompanying Notes to Consolidated Financial Statements for information regarding restrictions on the Company’s ability to make share-related payments pursuant to certain debt arrangements.  Such share-related payments include the declaration and payment of dividends, making any distribution on account of our Common stock, or the purchase, repurchase, redemption or retirement of our Common stock.

As of February 18, 2016, our credit ratings on our senior unsecured debt were as follows:

	Senior Debt	Short-Term Debt
Moody’s Investors Service	Ba3	NP
Standard & Poors	B+	B

A security rating is not a recommendation to buy, sell or hold securities, may not reflect all of the risks associated with an investment in our debt securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating. Our senior unsecured long-term debt credit ratings are below investment grade, and as a result, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets.  See further discussion at “Part I—Item 1A. Risk Factors—Liquidity Risks—We may be limited in our ability to obtain or renew financing in the unsecured credit markets on economically viable terms or at all, due to our senior unsecured long-term debt ratings being below investment grade and due to our history of reported losses from continuing operations since becoming a standalone mortgage company. ”

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations as of December 31, 2015:

	Less than 1 year	1 -3 years	3-5 years	More than 5 years	Total
	(In millions)
Warehouse facilities(1)	$632	$—	$—	$—	$632
Servicing advance facility(1) (2)	111	—	—	—	111
Unsecured debt	—	—	275	340	615
Interest expense on Unsecured debt	42	84	63	22	211
Operating leases(3)	18	32	26	24	100
Purchase commitments	34	2	—	—	36
Loan repurchase agreements	15	—	—	—	15
	$852	$118	$364	$386	$1,720
________________

(1)
The table above excludes future cash payments related to interest expense on our warehouse facilities, servicing advance facility and capital leases, which totaled $23 million for 2015. Interest is calculated on most of our debt obligations based on variable rates referenced to LIBOR.

(2)	Maturities of the Servicing advance facility represent estimated payments based on the expected cash inflows of the receivables. The contractual final repayment date of the facility is June 15, 2017.

(3)	Excludes $10 million of minimum sublease income due in the future under noncancelable subleases.

For further information about our Asset-backed debt facilities and Unsecured debt, see “—Liquidity and Capital Resources—Debt” and Note 10, 'Debt and Borrowing Arrangements' in the accompanying Notes to Consolidated Financial Statements.

Operating lease obligations include leases in Mt. Laurel, New Jersey, Jacksonville, Florida, Williamsville, New York, Bannockburn, Illinois and other smaller regional locations throughout the U.S.  Purchase commitments include various commitments to purchase services from specific suppliers made by us in the ordinary course of our business, and the majority of our commitments relate to information technology services and software expenses.  For further information about our Operating lease and Purchase commitments, see Note 14, 'Commitments and Contingencies' in the accompanying Notes to Consolidated Financial Statements. There are no significant capital lease obligations as of December 31, 2015.

Loan repurchase obligations represent the unpaid principal amount of loans that have completed the repurchase request review process and the claims are pending final execution or payment.  See Note 13, 'Credit Risk' in the accompanying Notes to Consolidated Financial Statements and “—Risk Management” for further information regarding our loan repurchase exposure and related reserves.

Other Obligations

Loan Origination Pipeline.  As of December 31, 2015, we had commitments with agreed-upon rates or rate protection that we expect to result in closed mortgage loans of $1.0 billion.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. We may settle the forward delivery commitments on MBS or whole loans on a net basis including the posting of collateral; therefore, the commitments outstanding do not necessarily represent future cash obligations. Our $2.5 billion (gross notional) of forward delivery commitments on MBS or whole loans as of December 31, 2015 generally will be settled within 90 days of the individual commitment date.

For further information about our commitments to fund or sell mortgage loans, see Note 5, 'Derivatives' in the accompanying Notes to Consolidated Financial Statements.

MSR Sales.  As of December 31, 2015, we had commitments to sell servicing rights related to $175 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans and $467 million of unpaid principal balance of loans with a fair value of $4 million that were included in the capitalized portfolio. For further information about our commitments to sell Mortgage servicing rights, see Note 4, 'Transfers and Servicing of Mortgage Loans' in the accompanying Notes to Consolidated Financial Statements.

Unrecognized Income Tax Benefits.  The future contractual obligations outlined above exclude an $11 million liability for income tax contingencies as of December 31, 2015 since we cannot predict with reasonable certainty or reliability of the timing of cash settlements to the respective taxing authorities for these estimated contingencies. For more information regarding our liability for income tax contingencies, see Note 12, 'Income Taxes' in the accompanying Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS AND GUARANTEES

In the ordinary course of business, we enter into numerous agreements that contain guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. In addition, we utilize an uncommitted off-balance sheet mortgage gestation facility as a component of our financing strategy.

See “—Liquidity and Capital Resources—Debt—Warehouse facilities” above, and Note 14, 'Commitments and Contingencies' in the accompanying Notes to the Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1, 'Summary of Significant Accounting Policies' and Note 14, 'Commitments and Contingencies' in the accompanying Notes to Consolidated Financial Statements. These accounting policies are integral in understanding our financial position and results of operations because we are required to make estimates and assumptions that may affect the value of our assets and liabilities and financial results. The accounting policies that we believe are critical due to the highly difficult, subjective and complex judgments and estimates relating to matters that are inherently uncertain include: (i) Fair value measurements, (ii) Mortgage servicing rights, (iii) Income taxes, (iv) Loan repurchase and indemnification liability and (v) Litigation and regulatory accruals.
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
Fair Value Measurements
We record certain assets and liabilities at fair value, and we have an established and documented process for determining fair value measurements. We determine fair value based on quoted market prices, if available. If quoted prices are not available, fair value is estimated based upon other observable inputs, and may include valuation techniques such as present value cash flow models, option-pricing models or other conventional valuation methods.
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

As of December 31, 2015, 45% of our Total assets were measured at fair value on a recurring basis and 43% of our assets measured at fair value on a recurring basis were valued using primarily observable inputs and are comprised of the majority of our Mortgage loans held for sale and derivative assets and liabilities used to manage risk on our mortgage servicing rights, mortgage loans held for sale, and related lock commitments.
As of December 31, 2015, 57% of our assets measured at fair value on a recurring basis were valued using significant unobservable inputs and include:

•	Mortgage servicing rights. See "—Mortgage Servicing Rights" below.

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

•
Interest rate lock commitments ("IRLCs"). As there is a lack of an observable market for trading IRLCs, fair value is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of commitments that will result in a closed mortgage loan, which can vary based on the age of the underlying commitment and changes in mortgage interest rates.

The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements, and the actual amounts realized in the sale or settlement of these instruments may vary materially from the recorded amounts. See Note 17, 'Fair Value Measurements' in the accompanying Notes to Consolidated Financial Statements for further discussions of our measurements at fair value.
Mortgage Servicing Rights
The fair value of our mortgage servicing rights ("MSRs") is estimated based upon projections of expected future cash flows, including service fee income and costs to service the loans, actual and expected prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility, servicing costs and other economic factors which are determined based on current market conditions.
We use a third-party model as a basis to forecast prepayment rates at each monthly point for each interest rate path based around the implied forward interest rate, calculated using a probability weighted option adjusted spread ("OAS") model. The OAS model is used to generate and discount the expected future cash flows to value the MSR. Prepayment rates are based on historical observations of prepayment behavior in similar periods, comparing current mortgage rates to the mortgage interest rate in our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of our capitalized servicing portfolio to refinance if interest rates decline and estimated levels of home equity.
The evaluation of our MSRs is governed by a committee which consists of key members of management, to approve our MSR valuation policies and ensure that the fair value of our MSRs is appropriate considering all available internal and external data. We validate assumptions used in estimating the fair value of our MSRs against a number of third-party sources, which may include peer surveys, MSR broker surveys, third-party valuations and other market-based sources. While our current valuation reflects our best estimate of servicing costs, future regulatory changes in servicing standards, as well as changes in individual state foreclosure legislation, may have an impact on our servicing cost assumption and our MSR valuation in future periods.
The key assumptions used in the valuations of MSRs include prepayment rates, discount rate and delinquency rates. If we experience a 10% adverse change in prepayment speeds, OAS and delinquency rates, the fair value of our MSRs would be reduced by $33 million, $41 million and $21 million, respectively. These sensitivities are hypothetical and for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from our intervention to mitigate these variations.
Income Taxes
We are subject to the income tax laws of the various jurisdictions in which we operate, including U.S. federal, state and local jurisdictions, as well as Canadian jurisdictions for periods prior to the sale of the Fleet business in 2014. These tax laws are complex and are subject to different interpretations by the taxpayer and the relevant government taxing authorities.  When determining our current income tax expense, we must make judgments about the application of these inherently complex tax laws.
Deferred income taxes are determined using the balance sheet method. Recognition of deferred taxes is based upon estimates of future results and management's judgment; however, deferred tax assets are reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized. We had valuation allowances of $46 million and $35 million as of December 31, 2015 and 2014, respectively.
We evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available evidence, using a "more likely than not" standard with respect to whether deferred tax assets will be realized. This evaluation considers, among other factors, our historical operating results, our expectations of future profitability, the duration of the applicable statutory carryforward periods, and available tax planning strategies. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. Should a change in circumstances, including differences between our future operating results and estimates, lead to a change in our judgments about the realization of deferred tax assets in future years, we would adjust the valuation allowances in the period that the change in circumstances occurs, along with a charge or credit to income tax expense. Significant changes to our estimates and assumptions may result in an increase or decrease to our tax expense in a subsequent period.
Our interpretations of the complex tax laws in the jurisdictions in which we operate are subject to review and examination by the various governmental taxing authorities and disputes may arise over the respective tax positions. We record liabilities for income tax contingencies using a two-step process. We must first presume the tax position will be examined by the relevant taxing authority and determine whether it is "more likely than not" that the position will be sustained upon examination, based on its technical merits. Once an income tax position meets the "more likely than not" recognition threshold, it is then measured to determine the amount of the benefit to recognize in the financial statements.
Liabilities for income tax contingencies are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, subsequent transactions or events, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations (including interest and/or penalties), the identification of new income tax contingencies, the release of administrative tax guidance affecting our estimates of income tax liabilities or the rendering of relevant court decisions. The ultimate resolution of income tax contingency liabilities could have a significant impact on our effective income tax rate in a given financial statement period. Liabilities for income tax contingencies, including accrued interest and penalties, were $11 million as of both December 31, 2015 and 2014, respectively.
Loan Repurchase and Indemnification Liability
Representations and warranties are provided to investors and insurers on a significant portion of loans sold and are also assumed on purchased mortgage servicing rights for loans that are owned by the Agencies or included in Agency-guaranteed securities. As a result, we may be required to repurchase the mortgage loan or indemnify the investor against loss in the event of a breach of representations and warranties. We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold. The liability for probable losses includes estimates associated with: (i) losses for loans where a repurchase or indemnification obligation could exist from breaches of representation and warranties, (ii) losses for specific non-performing loans where we believe we will be required to indemnify the investor and (iii) losses for government loans that may not be reimbursed pursuant to mortgage insurance programs.

The key assumptions used in our estimate are impacted by a variety of factors, including actual defaults, estimated future defaults, the estimated probability we will receive a repurchase request, historical loss experience, estimated home price values, our success rates in appealing repurchase requests and other economic conditions, including the political environment and oversight of the Agencies and related changes in Agency programs and guidelines, and the overall economic condition of borrowers and the U.S. economy. Changes to any one of these factors could significantly impact the estimate of our liability. We continue to evaluate our reserve based on the level and type of repurchase requests received, the defects identified and other relevant facts and circumstances.

Legal and Regulatory Contingencies
We are currently subject to various regulatory investigations, examinations and inquiries related to our mortgage origination and servicing practices. In addition, we are defendants in various legal proceedings, which include private and civil litigation. The measurement of our accruals for legal and regulatory contingencies is a critical accounting estimate because of the significant judgment involved in estimating the likelihood and range of potential liability involved, uncertainty related to the potential outcome of certain matters, coupled with the material impact on our results of operations, cash flows and financial position that could result from changes in our estimates or the ultimate resolution of these matters.

An accrual is established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and we may estimate a range of possible loss for consideration in these estimates. The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters. Accordingly, our estimates may change from time to time and such changes may be material to our consolidated results of operations. There can be no assurance that the ultimate resolution of such matters will not result in losses in excess of our recorded accruals, or in excess of our estimate of reasonably possible losses, and the ultimate resolution of any particular matter, or matters, may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1, 'Summary of Significant Accounting Policies' in the accompanying Notes to Consolidated Financial Statements.

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

We used December 31, 2015 market rates to perform a sensitivity analysis that measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.  The estimates assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our Mortgage pipeline, Mortgage servicing rights and related derivatives and unsecured debt that are sensitive to interest rates as of December 31, 2015 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
	(In millions)
Mortgage pipeline
Mortgage loans held for sale	$12	$8	$5	$(5)	$(10)	$(21)
Interest rate lock commitments(1)	17	12	6	(8)	(17)	(37)
Forward loan sale commitments(1)	(30)	(21)	(11)	12	26	53
Option contracts(1)	—	—	—	1	2	6
Total Mortgage pipeline	(1)	(1)	—	—	1	1

MSRs and related derivatives
Mortgage servicing rights	(230)	(109)	(53)	48	92	165
Derivatives related to MSRs(1)	174	75	35	(28)	(55)	(99)
Total MSRs and related derivatives	(56)	(34)	(18)	20	37	66

Unsecured term debt	(23)	(12)	(6)	6	11	22
Total, net	$(80)	$(47)	$(24)	$26	$49	$89
________________

(1)	Included in Other assets or Other liabilities in the Consolidated Balance Sheets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 26, 2016

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
REVENUES
Origination and other loan fees	$284	$231	$307
Gain on loans held for sale, net	298	264	575
Net loan servicing income:
Loan servicing income	394	448	436
Change in fair value of mortgage servicing rights	(187)	(320)	13
Net derivative gain (loss) related to mortgage servicing rights	29	82	(19)
Net loan servicing income	236	210	430
Net interest expense:
Interest income	44	42	70
Secured interest expense	(35)	(35)	(59)
Unsecured interest expense	(55)	(95)	(126)
Net interest expense	(46)	(88)	(115)
Other income	18	22	3
Net revenues	790	639	1,200

EXPENSES
Salaries and related expenses	323	358	425
Commissions	79	78	110
Loan origination expenses	91	85	109
Foreclosure and repossession expenses	51	56	61
Professional and third-party service fees	171	127	111
Technology equipment and software expenses	37	37	33
Occupancy and other office expenses	50	51	50
Depreciation and amortization	18	23	23
Other operating expenses	183	108	138
Total expenses	1,003	923	1,060
(Loss) income from continuing operations before income taxes	(213)	(284)	140
Income tax (benefit) expense	(82)	(99)	42
(Loss) income from continuing operations, net of tax	(131)	(185)	98
Income from discontinued operations, net of tax	—	272	66
Net (loss) income	(131)	87	164
Less: net income attributable to noncontrolling interest	14	6	29
Net (loss) income attributable to PHH Corporation	$(145)	$81	$135

Basic (loss) earnings per share:
From continuing operations	$(2.62)	$(3.47)	$1.21
From discontinued operations	—	4.94	1.15
Total attributable to PHH Corporation	$(2.62)	$1.47	$2.36

Diluted (loss) earnings per share:
From continuing operations	$(2.62)	$(3.47)	$1.05
From discontinued operations	—	4.94	1.01
Total attributable to PHH Corporation	$(2.62)	$1.47	$2.06

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(131)	$87	$164

Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	(22)	(14)
Change in unfunded pension liability, net	1	(5)	5
Change in unrealized gains on available-for-sale securities, net	—	—	(1)
Total other comprehensive income (loss), net of tax	1	(27)	(10)
Total comprehensive (loss) income	(130)	60	154
Less: comprehensive income attributable to noncontrolling interest	14	6	29
Comprehensive (loss) income attributable to PHH Corporation	$(144)	$54	$125

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$906	$1,259
Restricted cash	47	56
Mortgage loans held for sale	743	915
Accounts receivable, net	81	123
Servicing advances, net	691	694
Mortgage servicing rights	880	1,005
Property and equipment, net	47	36
Other assets	257	208
Total assets (1)	$3,652	$4,296

LIABILITIES
Accounts payable and accrued expenses	$251	$244
Subservicing advance liabilities	314	347
Debt	1,358	1,739
Deferred taxes	182	262
Loan repurchase and indemnification liability	62	63
Other liabilities	137	70
Total liabilities (1)	2,304	2,725
Commitments and contingencies (Note 14)

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 55,007,983 shares issued and outstanding at December 31, 2015; 51,143,723 shares issued and outstanding at December 31, 2014	1	1
Additional paid-in capital	911	989
Retained earnings	416	566
Accumulated other comprehensive loss (2)	(10)	(11)
Total PHH Corporation stockholders’ equity	1,318	1,545
Noncontrolling interest	30	26
Total equity	1,348	1,571
Total liabilities and equity	$3,652	$4,296

See accompanying Notes to Consolidated Financial Statements.

Continued.

CONSOLIDATED BALANCE SHEETS-(Continued)
(In millions)
______________

(1)
The Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle the obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$80	$85
Restricted cash	18	23
Mortgage loans held for sale	389	378
Accounts receivable, net	5	8
Servicing advances, net	157	155
Property and equipment, net	1	1
Other assets	12	8
Total assets	$662	$658

LIABILITIES
Accounts payable and accrued expenses	$14	$16
Debt	456	443
Other liabilities	6	11
Total liabilities	$476	$470

(2)
Includes amounts recorded related to the Company's defined benefit pension plan, net of income tax benefits of $6 million as of both December 31, 2015 and 2014. During the year ended December 31, 2015, there were no amounts reclassified out of Accumulated other comprehensive loss. During the year ended December 31, 2014, upon the disposition of the Fleet business, the Company realized a $22 million currency translation gain and reclassified the amount to Income from discontinued operations, net of tax.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions, except share data)

	PHH Corporation Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Beginning Balance	56,975,991	$1	$1,127	$372	$26	$36	$1,562

Total comprehensive income (loss)	—	—	—	135	(10)	29	154
Distributions to noncontrolling interest	—	—	—	—	—	(41)	(41)
Stock compensation expense	—	—	9	—	—	—	9
Stock issued under share-based payment plans	289,526	—	2	—	—	—	2
Recognition of deferred taxes related to Convertible notes	—	—	4	—	—	—	4
Balance at December 31, 2013	57,265,517	$1	$1,142	$507	$16	$24	$1,690

Total comprehensive income (loss)	—	—	—	81	(27)	6	60
Distributions to noncontrolling interest	—	—	—	—	—	(4)	(4)
Stock compensation expense	—	—	8	—	—	—	8
Stock issued under share-based payment plans (includes $6 of excess tax benefit)	840,901	—	16	—	—	—	16
Repurchase of Common stock	(6,962,695)	—	(178)	(22)	—	—	(200)
Conversion of Convertible notes	—	—	(4)	—	—	—	(4)
Recognition of deferred taxes related to Convertible notes	—	—	5	—	—	—	5
Balance at December 31, 2014	51,143,723	$1	$989	$566	$(11)	$26	$1,571

Total comprehensive income (loss)	—	—	—	(145)	1	14	(130)
Distributions to noncontrolling interest	—	—	—	—	—	(10)	(10)
Stock compensation expense	—	—	9	—	—	—	9
Stock issued under share-based payment plans	204,126	—	2	—	—	—	2
Repurchase of Common stock	(6,415,519)	(1)	(72)	(5)	—	—	(78)
Conversion of Convertible notes	10,075,653	1	(19)	—	—	—	(18)
Recognition of deferred taxes related to Convertible notes	—	—	2	—	—	—	2
Balance at December 31, 2015	55,007,983	$1	$911	$416	$(10)	$30	$1,348

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(131)	$87	$164
Adjustments to reconcile Net (loss) income to net cash provided by (used in) operating activities:
Net gain on sale of business	—	(241)	—
Capitalization of originated mortgage servicing rights	(101)	(97)	(244)
Net loss on mortgage servicing rights and related derivatives	158	238	6
Vehicle depreciation	—	596	1,211
Depreciation and amortization	18	28	33
Loss on early extinguishment of debt	30	24	54
Origination of mortgage loans held for sale	(13,512)	(12,612)	(25,914)
Proceeds on sale of and payments from mortgage loans held for sale	13,965	12,784	27,837
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(297)	(230)	(527)
Net change in deferred income taxes	(70)	(96)	64
Other adjustments and changes in other assets and liabilities, net	61	(492)	25
Net cash provided by (used in) operating activities	121	(11)	2,709
Cash flows from investing activities:
Net cash received (paid) on derivatives related to mortgage servicing rights	35	70	(23)
Proceeds on sale of mortgage servicing rights	47	67	1
Purchases of property and equipment	(31)	(15)	(32)
Decrease (increase) in restricted cash	9	(87)	67
Proceeds from sale of business, net of cash transferred and transaction costs	—	1,096	—
Purchases of certificates of deposit	—	(250)	—
Proceeds from maturities of certificates of deposit	—	250	—
Investment in vehicles	—	(850)	(1,722)
Proceeds on sale of investment vehicles	—	201	409
Purchases of restricted investments	—	—	(85)
Proceeds from sales and maturities of restricted investments	—	—	205
Other, net	2	7	3
Net cash provided by (used in) investing activities	62	489	(1,177)
Cash flows from financing activities:
Proceeds from secured borrowings	17,213	18,254	43,342
Principal payments on secured borrowings	(17,378)	(18,065)	(44,443)
Proceeds from unsecured borrowings	—	—	350
Principal payments on unsecured borrowings	(245)	(435)	(288)
Cash tender premiums for convertible debt	(30)	—	—
Issuances of Common stock	2	10	3
Repurchase of Common stock	(77)	(200)	—
Cash paid for debt issuance costs	(7)	(21)	(29)
Distributions to noncontrolling interest	(10)	(4)	(41)
Other, net	(4)	(3)	(6)
Net cash used in financing activities	(536)	(464)	(1,112)
Effect of changes in exchange rates on Cash and cash equivalents	—	—	(4)

See accompanying Notes to Consolidated Financial Statements.

Continued.

CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net (decrease) increase in Cash and cash equivalents	$(353)	$14	$416
Cash and cash equivalents at beginning of period	1,259	1,245	829
Less: Cash balance of discontinued operations at end of period	—	—	(119)
Cash and cash equivalents at end of period	$906	$1,259	$1,126

Supplemental Disclosure of Cash Flows Information:
Interest payments	$72	$125	$177
Income tax payments, net	9	543	12
Payments for debt retirement premiums	—	22	50

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

Unless otherwise noted, and except for share and per share data, dollar amounts presented within these Notes to Consolidated Financial Statements are in millions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Revenue Recognition.  In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers.”  The objective of the guidance is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS.  The Amendment supersedes most current revenue recognition guidance, including industry-specific guidance. The Amendment also enhances disclosure requirements around revenue recognition and the related cash flows.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date,” which defers the effective date for ASU 2014-09, “Revenue from Contracts with Customers.” The update defers the effective date of the new revenue recognition guidance for one year; therefore the guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company is not expecting to early adopt this guidance and is currently evaluating the impact of adopting this new standard.

Share-Based Payments.  In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition, rather than being reflected in estimating the grant-date fair value of the award.  The amendments are effective for interim and annual periods beginning after December 15, 2015 and will be adopted prospectively. The Company does not expect the adoption of this new standard to have an impact on its financial statements.

Presentation of Financial Statements.  In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” which requires an entity’s management, at each annual and interim reporting period, to evaluate the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide enhanced footnote disclosures surrounding any uncertainties and management’s evaluation of the uncertainties.  Management’s evaluation should be based on relevant conditions and events that are known at the date financial statements are issued.  The amendments in this Update are effective for the first interim and annual periods beginning after December 15, 2016 with early adoption permitted.  This new standard enhances disclosure requirements but will not impact the Company’s financial position, results of operations or cash flows.

Consolidation.  In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.”  The update impacts an entity’s consolidation analysis of its variable interest entities, particularly those that have fee arrangements and related party relationships.  The update eliminates certain conditions for evaluating whether a fee paid to a decision maker or a service provider represents a variable interest, and places more emphasis in the evaluation of variable interests other than fee arrangements.  Additionally, the amendments reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary.  The amendments in this update are effective for the first interim and annual periods beginning after December 15, 2015 and can be applied retrospectively or by using a modified retrospective approach.  The Company does not expect the adoption of this new standard to have a significant impact on its financial statements.

Interest.  In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the Balance Sheets as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts.  In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line-of-Credit Arrangements” which states that due to the lack of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these updates are effective for the first interim and annual periods beginning after December 15, 2015 and will be applied retrospectively.  The adoption will impact the Company's balance sheet presentation, and will result in a reclassification of an insignificant balance of deferred costs from Other assets to Debt, but will not impact the Company’s results of operations or cash flows.

Intangibles-Goodwill and Other-Internal-Use Software.  In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  This update clarifies whether a cloud computing arrangement should be accounted for as a software license or as a service contract by the customer, depending on the terms of the arrangement.  In addition, the guidance requires all software licenses within the scope of the internal use software subtopic to be accounted for consistent with other licenses of intangible assets.  The amendments in this update are effective for the first interim and annual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

periods beginning after December 15, 2015 and will be adopted prospectively to all arrangements entered into or materially modified after the effective date.  The Company does not expect the adoption of this new standard to have an impact on its financial statements.

Financial Instruments.  In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This update revises an entity's accounting related to the classification and measurement of investments in equity securities (except those accounted for under the equity method of accounting or those that result in consolidation of the investee), changes the presentation of certain fair value changes relating to instrument specific credit risk for financial liabilities and amends certain disclosure requirements associated with the fair value of financial instruments. This update is effective for the first interim and annual periods beginning after December 15, 2017 with early adoption permitted for certain provisions of the update. The Company is currently evaluating the impact of adopting this new standard.

Leases.  In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update revises an entity’s accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the statement of financial position. The distinction between finance and operating leases has not changed and the update does not significantly change the effect of finance and operating leases on the statement of comprehensive income and the statement of cash flows. Additionally, this update requires both qualitative and specific quantitative disclosures. This update is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new standard.

Revenue Recognition

Mortgage Production.  Mortgage production includes the origination and sale of residential mortgage loans, which are originated through various channels, including relationships with financial institutions, real estate brokerage firms, and corporate clients. The Company also purchases mortgage loans originated by third parties.  Revenues from Mortgage production include:

Origination and other loan fees. Origination and other loan fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings. Fee income consists of amounts earned related to application and underwriting fees, fees on canceled loans and amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from private label mortgage outsourcing activities. Fees associated with the origination and acquisition of mortgage loans are recognized as earned.

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

Mortgage Servicing.  Mortgage servicing involves the servicing of residential mortgage loans on behalf of an investor.  Revenues from Mortgage servicing include:

Loan servicing income–Capitalized servicing portfolio.  Loan servicing income from the capitalized servicing portfolio represents recurring servicing and other ancillary fees earned for servicing mortgage loans owned by investors.  Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance on such loans, or the difference between the weighted-average yield received on the mortgage loans and the amount paid to the investor, less guaranty fees and interest on curtailments.  Loan servicing income is receivable only out of interest collected from mortgagors and is recorded as income when collected. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected.

Loan servicing income—Subserviced portfolio.  Loan servicing income related to the subserviced portfolio includes fee income related to loans that are subserviced for clients that own the underlying servicing rights. Contractual subservicing fees are generally based on a stated amount per loan and vary depending on the delinquency status of the loan and the terms of each subservicing agreement. Fees related to the subserviced portfolio are accrued in the period the services are performed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of Financial Assets

Originated mortgage loans are principally sold directly to, or pursuant to programs sponsored by, government-sponsored entities and other investors. Additionally, the Company has entered into agreements to sell a portion of newly-created Mortgage servicing rights (“MSRs”) and may complete other sales of existing MSRs.

Each type of loan sale agreement is evaluated for sales treatment through a review that includes both an accounting and a legal analysis to determine whether or not the transferred assets have been isolated from the transferor, the extent of the continuing involvement and the existence of any protection provisions.

Each MSR sale agreement is evaluated for sales treatment through a review that includes an analysis of the approvals required by the investor and the purchaser, as well as a review of any seller financing or interim servicing provisions. MSR sales are further evaluated to determine that both title to the MSRs and substantially all risks and rewards have been transferred to the purchaser prior to recognizing a transfer of MSRs as a sale.

To the extent the transfer of loan or MSR assets qualifies as a sale, the asset is derecognized and the gain or loss is recorded on the sale date. In the event the transfer of assets does not qualify as a sale, the transfer would be treated as a secured borrowing. For MSR sale agreements where the Company has continuing involvement through an ongoing subservicing arrangement, to the extent the transfer of MSRs qualifies as a sale, any loss is recorded on the sale date and any gain amount is recognized over the life of the subservicing agreement.

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

Restricted Cash

Restricted cash includes amounts specifically designated to repay debt, to provide over-collateralization within warehouse facilities and the servicing advance facility, to support letters of credit, and to fund collected and held for pending mortgage closings.

Mortgage Loans Held for Sale

Mortgage loans held for sale represent loans originated or purchased and held until sold to secondary market investors. Mortgage loans are typically warehoused for a period after origination or purchase before sale into the secondary market.  Servicing rights may be retained upon sale of mortgage loans in the secondary market.  Mortgage loans held for sale are measured at fair value on a recurring basis and are recognized in Gain on loans held for sale, net in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Servicing Advances, net

The Company is required under most of its mortgage servicing agreements to advance funds to meet contractual principal and interest payments to investors and to pay tax, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced.  Advances are recovered either from the borrower in subsequent payments, from liquidation proceeds or from insurance claims following foreclosure or liquidation.  The Company is exposed to losses only to the extent that the respective servicing guidelines are not followed and records a reserve against the advances when it is probable that the servicing advance will be uncollectable.  As of December 31, 2015 and 2014, the recorded reserve for uncollectable servicing advances was $5 million and $4 million, respectively.  In certain circumstances, the Company may be required to remit funds on a non-recoverable basis, which are expensed as incurred.

Mortgage Servicing Rights

A mortgage servicing right is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities. Mortgage servicing activities consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering the mortgage loan servicing portfolio. Mortgage servicing rights are created through either the direct purchase of servicing from a third party or through the sale of an originated mortgage loan with servicing retained. The servicing rights relate to a single class of residential mortgage loans, which are measured at fair value on a recurring basis.

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

Subservicing Advance Liabilities

Under the terms of certain subservicing arrangements, the subservicing counterparty is required to fund servicing advances for their respective portfolios of subserviced loans.  A subservicing advance liability is recorded for cash received from the counterparty to fund advances, and is repaid to the counterparty upon the collection of the mortgage servicing advance receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Repurchase and Indemnification Liability

The Company has established a Loan repurchase and indemnification liability for various representation and warranties that are provided in connection with its capacity as a loan originator and servicer. The liability for probable losses includes estimates associated with: (i) losses for loans where a repurchase or indemnification obligation could exist from breaches of representation and warranties, (ii) losses for specific non-performing loans where the Company believes it will be required to indemnify the investor and (iii) losses for government loans that may not be reimbursed pursuant to mortgage insurance programs.

We estimate our obligation for representations and warranties using a model that incorporates the Company's historical repurchase and indemnification experience, servicing portfolio performance and other market-based information. The model considers borrower performance (both actual and estimated future defaults), estimated future repurchase and indemnification requests (impacted by current and expected loan file requests, investor demand patterns, expected relief from the expiration of repurchase obligations and levels of origination defects), success rates in appealing repurchase requests (or the ability to cure the origination defects) and projected loss severity rates upon repurchase of the loan (adjusted for home price forecasts). The liability related to specific non-performing loans is based on a loan-level analysis which considers the delinquency status of the loan and projected loss severity rates. To estimate the liability related to losses for loans that may not be reimbursed pursuant to mortgage insurance programs, the Company considers government loans currently in foreclosure, historical origination defect rates and projected loss severity rates.

The Company establishes an initial reserve at fair value for expected losses relating to loan sales at the date the loans are de-recognized from the Balance Sheet which is recorded as a reduction of the transaction gain or loss within Gain on loans held for sale, net in the Consolidated Statement of Operations. Subsequent updates to the recorded liability from changes in assumptions are recorded through Other operating expenses in the Consolidated Statement of Operations.

Custodial Accounts

The Company has a fiduciary responsibility for servicing accounts related to customer escrow funds and custodial funds due to investors aggregating $3.5 billion and $3.4 billion as of December 31, 2015 and 2014, respectively. These funds are maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in the Consolidated Balance Sheets. The Company receives certain benefits from these deposits, as allowable under federal and state laws and regulations. Income earned on these escrow accounts is recorded in the Consolidated Statements of Operations either as Interest income or as a reduction of Secured interest expense.

Subsequent Events

Subsequent events are evaluated through the date of filing with the Securities and Exchange Commission.

2. Discontinued Operations

In 2014, the Company entered into a definitive agreement to sell its Fleet business to Element Financial Corporation for a purchase price of $1.4 billion. The sale was completed effective on July 1, 2014.

The results of discontinued operations are summarized below:

	Year Ended December 31,
	2014	2013
	(In millions)
Net revenues(1)	$820	$1,642
Total expenses(1)	774	1,541
Income before income taxes(1)	46	101
Income tax expense(1)	15	35
Gain from sale of discontinued operations, net of tax	241	—
Income from discontinued operations, net of tax	$272	$66
__________________

(1)	Represents the results of the Fleet business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Gain from sale of discontinued operations, net of tax for the year ended December 31, 2014 includes a gain of $22 million resulting from the reclassification of currency translation adjustments from Accumulated other comprehensive income.  The income tax expense related to the Gain on sale of discontinued operations was $227 million for the year ended December 31, 2014, which includes $52 million of expense associated with the earnings of Canadian subsidiaries that were previously considered to be indefinitely invested.  Upon the classification of these entities as held for sale during the second quarter of 2014, the accumulated earnings were no longer deemed to be indefinitely invested and the Company recognized expense related to the cumulative earnings of such Canadian subsidiaries.

The Company and Element Financial Corporation entered into a transition services arrangement, whereby the Company performed certain administrative or overhead functions following the completion of the sale, in exchange for a fee. As of December 31, 2015, services covered under the agreement are substantially complete. Revenues associated with the transition services agreement are included in Other income in the Consolidated Statements of Operations. A majority of the costs incurred by the Company to provide such transition services are included in Professional and third-party service fees and billed to Element Financial Corporation based upon the terms of the transition services agreement. The Company has no continuing involvement in the operations, results or cash flows of the Fleet business.

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

During 2014, the Company entered into two separate Accelerated Share Repurchase agreements to repurchase an aggregate of $200 million of its Common stock, resulting in a 6,962,695 reduction of shares.  The final delivery of an additional 1,574,252 shares occurred in March 2015. In November 2015, the Company began making open market repurchases of its Common Stock, and has repurchased 4,841,267 shares through December 31, 2015. Share repurchases reduce the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings or loss per share as of each settlement date. See further discussion in Note 15, 'Stock-Related Matters'.

In June 2015, the Company completed an offer to exchange its Convertible notes due in 2017. The principal amount of the notes was settled in cash and the amount by which the conversion value exceeded the principal of the converted notes was settled in shares, resulting in the issuance of 10,075,653 shares. The shares were settled on June 18, 2015 and increased the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings or loss per share. See Note 10, 'Debt and Borrowing Arrangements' for further discussion.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of any contingently issuable securities where the contingency has not been met and the effect of securities that would be anti-dilutive.  Anti-dilutive securities may include:

▪	outstanding stock-based compensation awards representing shares from restricted stock units and stock options; and

▪	stock assumed to be issued related to convertible notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In millions, except share and per share data)
(Loss) income from continuing operations, net of tax	$(131)	$(185)	$98
Less: net income attributable to noncontrolling interest	14	6	29
Net (loss) income from continuing operations attributable to PHH Corporation	(145)	(191)	69
Income from discontinued operations, net of tax	—	272	66
Net (loss) income attributable to PHH Corporation	$(145)	$81	$135

Weighted-average common shares outstanding — basic	55,201,713	55,001,300	57,357,339
Effect of potentially dilutive securities:
Share-based payment arrangements(1)	—	—	230,584
Conversion of debt securities	—	—	8,271,597
Weighted-average common shares outstanding — diluted(2)	55,201,713	55,001,300	65,859,520

Basic (loss) earnings per share:
From continuing operations	$(2.62)	$(3.47)	$1.21
From discontinued operations	—	4.94	1.15
Total attributable to PHH Corporation	$(2.62)	$1.47	$2.36

Diluted (loss) earnings per share:
From continuing operations	$(2.62)	$(3.47)	$1.05
From discontinued operations	—	4.94	1.01
Total attributable to PHH Corporation	$(2.62)	$1.47	$2.06
__________________

(1)	Represents incremental shares from restricted stock units and stock options.

(2)
For the years ended December 31, 2015 and 2014, the Company had a net loss from continuing operations attributable to PHH Corporation and, as a result, there were no potentially dilutive securities included in the denominator for computing dilutive earnings per share.

The following table summarizes anti-dilutive securities excluded from the computation of dilutive shares:

	Year Ended December 31,
	2015	2014	2013
Outstanding stock-based compensation awards(1)	1,386,775	1,584,373	732,186
Assumed conversion of debt securities	4,341,369	8,997,305	—
______________

(1)	For the year ended December 31, 2015, excludes 429,144 shares that are contingently issuable for which the contingency has not been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Transfers and Servicing of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae (collectively, the "Agencies" or "GSEs"), or (ii) sales to private investors. During the year ended December 31, 2015, 62% of mortgage loan sales were to, or pursuant to programs sponsored by, the GSEs and the remaining 38% were sold to private investors.

The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: servicing rights and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests).  The Company is exposed to interest rate risk through its continuing involvement with mortgage loans sold, including mortgage servicing and other retained interests, as the value of those instruments fluctuate as changes in interest rates impact borrower prepayments on the underlying mortgage loans. During the years ended December 31, 2015 and 2014, the Company did not retain any interests from sales or securitizations other than mortgage servicing rights.

During the year ended December 31, 2015, Mortgage servicing rights (“MSRs”) were initially retained on 65% of mortgage loans sold. Conforming conventional loans serviced are sold or securitized through Fannie Mae or Freddie Mac programs. Government loans serviced are generally sold or securitized through Ginnie Mae programs and are either insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veteran Affairs. Additionally, non-conforming mortgage loans are serviced for various private investors on a non-recourse basis.

A majority of mortgage loans are sold on a non-recourse basis; however, in connection with the sales of these assets, representations and warranties have been made that are customary for loan sale transactions, including eligibility characteristics of the mortgage loans and underwriting responsibilities. See Note 13, 'Credit Risk' for a further description of representation and warranty obligations.

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the portfolio associated with loans subserviced for others.  The total servicing portfolio was $226.3 billion and $227.3 billion, as of December 31, 2015 and 2014, respectively.  MSRs recorded in the Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

The Company has agreements to sell a portion of its newly-created Mortgage servicing rights to third parties and will have continuing involvement as subservicer. Additionally, the Company has an outstanding agreement to sell servicing rights from its existing MSR portfolio related to a discrete population of delinquent loans that is expected to transfer in 2016. As of December 31, 2015, the Company had commitments to sell servicing rights related to $175 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans and $467 million of the unpaid principal balance of loans with a fair value of $4 million that were included in the capitalized servicing portfolio.

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Balance, beginning of period	$112,686	$129,145	$140,381
Additions	8,841	8,933	22,132
Payoffs and curtailments	(19,092)	(18,463)	(33,328)
Sales	(3,445)	(6,929)	(40)
Balance, end of period	$98,990	$112,686	$129,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in capitalized MSRs consisted of:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Balance, beginning of period	$1,005	$1,279	$1,022
Additions	101	97	244
Sales	(39)	(51)	—
Changes in fair value due to:
Realization of expected cash flows	(169)	(155)	(263)
Changes in market inputs or assumptions used in the valuation model	(18)	(165)	276
Balance, end of period	$880	$1,005	$1,279

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Servicing fees from capitalized portfolio	$304	$357	$395
Late fees	15	17	18
Other ancillary servicing revenue	20	30	39

As of December 31, 2015 and 2014, the MSRs had a weighted-average life of 6.4 and 5.7 years, respectively. As of both December 31, 2015 and 2014, 48% of the MSRs associated with the loan servicing portfolio were restricted from sale without prior approval from private label clients or investors. See Note 17, 'Fair Value Measurements' for additional information regarding the valuation of MSRs.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Proceeds from new loan sales or securitizations	$9,075	$9,226	$22,618
Servicing fees from capitalized portfolio(1)	304	357	395
Repurchases of previously sold loans (2)	(128)	(64)	(114)
Servicing advances (3)	(2,083)	(1,963)	(1,460)
Repayment of servicing advances (3)	2,086	1,935	1,361
______________

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Excludes indemnification payments to investors and insurers of the related mortgage loans and for 2015 includes purchases of repurchase eligible loans.

(3)
Outstanding servicing advance receivables are presented in Servicing advances, net in the Consolidated Balance Sheets, except for advances related to loans in foreclosure or real estate owned, which are included in Other assets.

During the years ended December 31, 2015, 2014 and 2013, pre-tax gains of $300 million, $276 million and $720 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Derivatives

The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates, due to their impact on mortgage-related assets and commitments. From time to time, various financial instruments are used to manage and reduce this risk, including swap contracts, forward delivery commitments on mortgage-backed securities or whole loans, futures and options contracts. Derivative instruments are recorded in Other assets and Other liabilities in the Consolidated Balance Sheets.  The Company does not have any derivative instruments designated as hedging instruments.

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

Mortgage Servicing Rights.  Mortgage servicing rights (“MSRs”) are subject to substantial interest rate risk as the mortgage notes underlying the servicing rights permit the borrowers to prepay the loans. Therefore, the value of MSRs generally tend to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. The amount and composition of derivatives used to hedge the value of MSRs will depend on the Company's exposure to loss of value on the MSRs, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. This serves as an economic hedge of the MSRs, which provides a benefit when increased borrower refinancing activity results in higher production volumes, which would partially offset declines in the value of the MSRs thereby reducing the need to use derivatives. The benefit of this economic hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, this benefit may not be realized under certain circumstances regardless of the change in interest rates.

See Note 17, 'Fair Value Measurements' for further discussion regarding the measurements of the instruments listed above.

The following table summarizes the gross notional amount of derivatives:

	December 31,
	2015	2014
	(In millions)
Notional amounts:
Interest rate lock commitments expected to close	$1,048	$1,185
Forward delivery commitments	2,468	3,893
Option contracts	125	213
MSR-related agreements	3,945	4,013

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	December 31, 2015
	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$—	$—
MSR-related agreements	27	—	(23)	4
Derivative assets subject to netting	29	(2)	(23)	4
Not subject to master netting arrangements:
Interest rate lock commitments	21	—	—	21
Forward delivery commitments	1	—	—	1
Derivative assets not subject to netting	22	—	—	22
Total derivative assets	$51	$(2)	$(23)	$26

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$2	$2
Total derivative liabilities	$2	$(2)	$2	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$—	$—
MSR-related agreements	66	(2)	(56)	8
Derivative assets subject to netting	68	(4)	(56)	8
Not subject to master netting arrangements:
Interest rate lock commitments	22	—	—	22
Forward delivery commitments	3	—	—	3
Derivative assets not subject to netting	25	—	—	25
Total derivative assets	$93	$(4)	$(56)	$33

	Gross Liabilities	Offsetting Receivables	Cash Collateral Paid	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$9	$(4)	$(3)	$2
Not subject to master netting arrangements:
Forward delivery commitments	5	—	—	5
Total derivative liabilities	$14	$(4)	$(3)	$7

The following table summarizes the gains (losses) recorded in the Consolidated Statements of Operations for derivative instruments:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Gain on loans held for sale, net:
Interest rate lock commitments	$261	$309	$475
Forward delivery commitments	(7)	(89)	234
Option contracts	(2)	(4)	16
Net derivative gain (loss) related to mortgage servicing rights:
MSR-related agreements	29	82	(19)

6. Property and Equipment, Net

Property and equipment, net consisted of:

	December 31,
	2015	2014
	(In millions)
Capitalized software	$131	$119
Furniture, fixtures and equipment	32	54
Capital leases	9	23
Leasehold improvements	24	11
	196	207
Less: Accumulated depreciation and amortization	(149)	(171)
Total	$47	$36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Other Assets

Other assets consisted of:

	December 31,
	2015	2014
	(In millions)
Repurchase eligible loans(1)	$104	$53
Equity method investments	32	34
Derivatives	26	33
Mortgage loans in foreclosure, net	24	32
Income taxes receivable	23	2
Real estate owned, net	21	21
Deferred financing costs	13	19
Other	14	14
Total	$257	$208

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

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,
	2015	2014
	(In millions)
Repurchase eligible loans	$104	$53
Accounts payable	76	69
Accrued payroll and benefits	38	84
Accrued servicing related expenses	17	22
Accrued interest	16	16
Total	$251	$244

9. Other Liabilities

Other liabilities consisted of:

	December 31,
	2015	2014
	(In millions)
Accrual for legal and regulatory matters (Note 14)	$105	$29
Pension and other post-employment benefits liability	11	11
Liability for income tax contingencies	9	9
Derivatives	2	7
Other	10	14
Total	$137	$70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	December 31, 2015			December 31, 2014
	Balance	Interest Rate(1)	Available Capacity(2)	Balance
	(In millions)
Committed warehouse facilities	$632	2.5%	$968	$800
Uncommitted warehouse facilities	—	—	2,825	—
Servicing advance facility	111	2.3%	44	108

Convertible notes due in 2017(3)	—	6.0%	n/a	216
Term notes due in 2019	275	7.375%	n/a	275
Term notes due in 2021	340	6.375%	n/a	340
Unsecured credit facilities	—	—	5	—
Unsecured debt	615			831
Total	$1,358			$1,739

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

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements, including asset-eligibility requirements.

(3)	As of December 31, 2015, after completion of the exchange offers, an insignificant amount of notes remain. As of December 31, 2014, balance is net of unamortized discount of $29 million.

Assets held as collateral that are not available to pay the Company’s general obligations as of December 31, 2015 consisted of:

	Warehouse Facilities	Servicing Advance Facility
	(In millions)
Restricted cash	$7	$13
Servicing advances	—	157
Mortgage loans held for sale (unpaid principal balance)	661	—
Total	$668	$170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of December 31, 2015:

	Warehouse Facilities	Servicing Advance Facility(1)	Unsecured Debt	Total
	(In millions)
Within one year	$632	$111	$—	$743
Between one and two years	—	—	—	—
Between two and three years	—	—	—	—
Between three and four years	—	—	275	275
Between four and five years	—	—	—	—
Thereafter	—	—	340	340
	$632	$111	$615	$1,358

(1)	Maturities of the Servicing advance facility represent estimated payments based on the expected cash inflows of the receivables.

See Note 17, 'Fair Value Measurements' for the measurement of the fair value of Debt.

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

Committed Facilities

Committed repurchase facilities typically have a 364-day term.  As of December 31, 2015, the Company has outstanding committed mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital LLC, Fannie Mae, Bank of America, N.A., and Wells Fargo Bank, N.A., and the range of maturity dates is April 1, 2016 to December 16, 2016.

On March 31, 2015, the committed mortgage repurchase facilities with Wells Fargo Bank were extended to April 1, 2016, and the total committed capacity was increased to $450 million.

On April 7, 2015, the $150 million committed mortgage repurchase facility with The Royal Bank of Scotland plc was terminated by mutual agreement of the parties.

On December 14, 2015, the $500 million committed mortgage repurchase facility with Fannie Mae was extended to December 13, 2016.

On December 18, 2015, the $400 million committed mortgage repurchase facility with Bank of America was extended for an additional year to December 16, 2016.

On December 29, 2015, the committed variable-rate mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital LLC were reduced by $325 million to $250 million and a $325 million uncommitted mortgage repurchase facility was obtained.  The expiration of the facilities is June 17, 2016.

Uncommitted Facilities

As of December 31, 2015, the Company has a $2.5 billion and $325 million uncommitted mortgage repurchase facility with Fannie Mae and Credit Suisse First Boston Mortgage Capital LLC, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Servicing Advance Facility

PHH Servicer Advance Receivables Trust 2013-1 (“PSART”), a special purpose bankruptcy remote trust was formed for the purpose of issuing non-recourse asset-backed notes, secured by servicing advance receivables. PSART was consolidated as a result of the determination that the Company is the primary beneficiary of the variable interest entity, as discussed in Note 18, 'Variable Interest Entities'.

On June 11, 2015, PSART entered into a Note Purchase Agreement with Wells Fargo and issued the Series 2015-1 variable funding notes with an aggregate maximum principal amount of $155 million. The proceeds from the initial issuance of Series 2015-1 Notes were used to pay in full all amounts owed under the Series 2013-1 Notes previously issued to The Royal Bank of Scotland plc.

PSART issues variable funding notes that have a revolving period, during which time the monthly collection of advances are applied to pay down the notes and create additional availability to fund advances. The Series 2015-1 Notes have a revolving period through June 15, 2016 and the final maturity of the notes is June 15, 2017. The notes bear interest, payable monthly, based on LIBOR plus an agreed-upon margin. Upon expiration of the revolving period, the notes enter a repayment period, whereby the noteholders’ commitment to fund new advances (through the purchase of additional notes) expires and PSART is required to repay the outstanding balance through advance collections or additional payments on or before final maturity.

Unsecured Debt

As of December 31, 2015, the Company’s unsecured debt obligations include series of Term notes which are senior unsecured and unsubordinated obligations that rank equally with all existing and future senior unsecured debt.

2017 Convertible Notes.  In June 2015, the Company completed an exchange of $243 million aggregate principal of its 6.0% Convertible notes due in 2017 for cash and, for the conversion value in excess of principal, shares of the Company’s Common stock. The exchange offer included cash consideration of $1,125 and 41.4611 shares of Common stock for each $1,000 principal amount of the notes, plus accrued and unpaid interest. The Company retired the notes in exchange for $274 million of cash, plus 10.076 million shares of Common stock.

The total value of the consideration of the exchange offer was allocated between the liability and equity components of the original instrument. The portion allocated to the extinguishment of the liability component was equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the debt recognized as a loss on early extinguishment of debt. The remaining settlement consideration was allocated to the reacquisition of the equity component and was recognized as a reduction of additional paid-in capital. In connection with the exchange offer, the Company recognized a loss of $30 million during the year ended December 31, 2015 in Other operating expenses in the Consolidated Statements of Operations.

In July 2015, the Company retired substantially all of the remaining notes for $4 million of cash, including an exchange premium and accrued and unpaid interest.

Senior notes due 2019.  The 7.375% 2019 Senior note series has $275 million of principal due September 1, 2019.  Senior notes due 2019 are governed by an existing indenture dated January 17, 2012 with The Bank of New York Mellon Trust Company, N.A. as trustee.  The notes are redeemable by the Company upon payment of a make-whole premium, in accordance with the optional redemption clause in the indenture.

Senior notes due 2021.  The 6.375% 2021 Senior note series has $340 million of principal due August 15, 2021.  Senior notes due 2021 are governed by an existing indenture dated January 17, 2012 with The Bank of New York Mellon Trust Company, N.A. as trustee.  The notes are redeemable by the Company at any time after August 15, 2017 and in accordance with the optional redemption clause in the indenture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants

Certain debt arrangements require the maintenance of certain financial ratios and contain other affirmative and negative covenants, termination events, conditions precedent to borrowing, and other restrictions, including, but not limited to, covenants relating to material adverse changes, consolidated net worth, leverage, liquidity, profitability, available committed mortgage warehouse borrowing capacity maintenance, restrictions on indebtedness of the Company and its material subsidiaries, mergers, liens, liquidations, and restrictions on certain types of payments, including dividends and stock repurchases. Certain other debt arrangements, including the Fannie Mae committed facility, contain provisions that permit the Company or the counterparty to terminate the arrangement upon the occurrence of certain events including those described below.

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

As of December 31, 2015, the Company was in compliance with all financial covenants related to its debt arrangements.

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

See Note 15, 'Stock-Related Matters' for information regarding restrictions on the Company’s ability to pay dividends pursuant to certain debt arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Pension and Other Post-Employment Benefits

Defined Contribution Savings Plans.  The Company and PHH Home Loans sponsor separate defined contribution savings plans that provide certain eligible employees an opportunity to accumulate funds for retirement and contributions of participating employees are matched on the basis specified by these plans. The costs for the matching contributions are included in Salaries and related expenses in the Consolidated Statements of Operations except for contributions in 2014 and 2013 related to employees of the Fleet business, which are included in Income from discontinued operations, net of tax.  Salaries and related expenses included contributions of $8 million, $8 million and $9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Defined Benefit Pension Plan and Other Employee Benefit Plan.  The Company sponsors a domestic non-contributory defined benefit pension plan, which covers certain current and former eligible employees. Benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. In addition, a post-employment benefits plan is maintained for retiree health and welfare costs of certain eligible employees. Both the defined benefit pension plan and the other post-employment benefits plan are frozen, wherein the plans only accrue additional benefits for a very limited number of employees.

The following table shows the change in the benefit obligation, plan assets and funded status for the defined benefit pension plans:

	Pension Benefits		Other Post-Employment Benefits
	2015	2014	2015	2014
	(In millions)
Benefit obligation	$47	$50	$1	$1
Fair value of plan assets	37	40	—	—
Unfunded status recognized in Other liabilities	$(10)	$(10)	$(1)	$(1)

Amounts recognized in Accumulated other comprehensive income	$16	$17	$—	$—

During the year ended December 31, 2015, the benefit obligation of the defined benefit pension plan decreased by $3 million which related to changes in actuarial assumptions, including mortality rates, as well as benefits paid to retirees.  The net periodic benefit costs related to the defined benefit pension plan and the other post-employment benefit plan were not significant for both years ended December 31, 2015 and 2014.

As of December 31, 2015, future expected benefit payments to be made from the defined benefit pension plan’s assets, which reflect expected future service, are $2 million in each of the years ending December 31, 2016 through 2020 and $14 million for the subsequent five years ending December 31, 2025.

The Company’s policy is to contribute amounts to the defined benefit pension plan sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts at the discretion of the Company.  Contributions made to the plan were not significant for the year ended December 31, 2015, and the contribution was $1 million for the year ended December 31, 2014. For the year ended December 31, 2016, contributions to the defined benefit pension plan are not expected to be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes

Income Tax Provision

The following table summarizes Income tax (benefit) expense:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Current:
Federal	$—	$(461)	$—
State	(1)	(31)	(5)
Income tax contingencies:
Change in income tax contingencies	—	6	—
Interest and penalties	—	1	—
Total current income tax benefit	(1)	(485)	(5)

Deferred:
Federal	(79)	373	40
State	(2)	13	7
Total deferred income tax (benefit) expense	(81)	386	47
Income tax (benefit) expense	$(82)	$(99)	$42

Deferred Taxes

Deferred tax assets and liabilities represent the basis differences between assets and liabilities measured for financial reporting versus for income-tax returns purposes.  The following table summarizes the significant components of deferred tax assets and liabilities:

	December 31,
	2015	2014
	(In millions)
Deferred tax assets:
Accrued liabilities, provisions for losses and deferred income	$102	$72
Federal loss carryforwards and credits	24	—
State loss carryforwards and credits	39	32
Other	—	5
Gross deferred tax assets	165	109
Valuation allowance	(46)	(35)
Deferred tax assets, net of valuation allowance	119	74

Deferred tax liabilities:
Mortgage servicing rights	297	336
Other	4	—
Deferred tax liabilities	301	336
Net deferred tax liability	$182	$262

The deferred tax assets valuation allowance relates to state loss carryforwards and non-loss deferred tax assets. The valuation allowance will be reduced when and if it is determined that it is more likely than not that all or a portion of the deferred tax assets will be realized. The state loss carryforwards will expire from 2015 to 2036.

The deferred tax liabilities represent the future tax liability generated upon reversal of the differences between the tax basis and book basis of certain of our assets.  Deferred liabilities related to our mortgage servicing rights arise due to differences in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

timing of income recognition for accounting and tax purposes for certain servicing rights, which generate an associated basis difference between book and tax.

Effective Tax Rate

Total income taxes differ from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
(Loss) income from continuing operations before income taxes	$(213)	$(284)	$140
Statutory federal income tax rate	35%	35%	35%
Income taxes computed at statutory federal rate	$(75)	$(99)	$49
State and local income taxes, net of federal tax benefits	(14)	(12)	7
Liabilities for income tax contingencies	—	7	—
Changes in rate and apportionment factors	3	1	(5)
Changes in valuation allowance	10	5	2
Nondeductible expenses	6	—	1
Noncontrolling interest	(5)	(2)	(11)
Other	(7)	1	(1)
Income tax (benefit) expense	$(82)	$(99)	$42
Effective tax rate	(38.4)%	(35.1)%	29.8%

State and local income taxes, net of federal tax benefits. Represents the impact to the effective tax rate from the pre-tax income or loss as well as the mix of income or loss from the operations by entity and state income tax jurisdiction.  The effective state tax rate for the year ended December 31, 2015 was higher compared to 2014. For the year ended December 31, 2015, the effective state tax rate is higher due to the Company’s loss from its operations in multiple jurisdictions that are taxed at a higher apportionments and a higher state income tax rate.

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

Changes in rate and apportionment factors.  Represents the impact to the effective tax rate from deferred tax items for changes in apportionment factors and tax rate.  For the year ended December 31, 2015, the amount represents the impact of applying statutory changes to apportionment weight, apportionment sourcing and corporate income tax rates that were enacted by various states.

Changes in valuation allowance.  Represents the impact to the effective tax rate from state loss carryforwards generated during the year and certain cumulative non net operating loss deferred tax assets for which the Company believes it is more likely than not that the amounts will not be realized. For the year ended December 31, 2015, the amount was primarily driven by state tax losses generated and an increase in the non net operating loss deferred tax assets for which a valuation allowance is warranted. For the year ended December 31, 2014, the amount was driven by items impacted by the change in composition of the subsidiaries included in state returns from the sale of the Fleet business and state tax losses generated by the mortgage business.

Nondeductible expenses. Represents the impact to the effective tax rate from nondeductible expenses primarily related to legal and regulatory matters and premiums paid to exchange the Convertible notes due in 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other. For the year ended December 31, 2015, the amount was primarily driven by adjustments to deferred tax items related to the sale of the Fleet business, and adjustments resulting from the comparison of items included in the prior year provision to the final income tax returns.

Unrecognized Income Tax Benefits

Unrecognized income tax benefits are recognized related to tax positions included in: (i) previously filed income tax returns and (ii) financial results expected to be included in income tax returns to be filed for periods through the date of the Consolidated Financial Statements. The Company recognizes tax benefits from uncertain income tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authority based on the technical merits of the position.  An uncertain income tax position that meets the “more likely than not” recognition threshold is then measured to determine the amount of the benefit to recognize.

An unrecognized tax benefit, or a portion of an unrecognized tax benefit, is presented in the Consolidated Balance Sheets within Other liabilities to the extent a net operating loss carryforward is not available at the reporting date to settle any additional income taxes resulting from the tax position. In other instances where a net operating loss carryforward is available, the amounts are recorded as a reduction to the Company’s Deferred tax assets in the Consolidated Balance Sheets.

Activity related to the Company's unrecognized income tax benefits (including the liability for potential payment of interest and penalties) consisted of:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Balance, beginning of period	$11	$4	$4
Activity related to tax positions taken during the current year	—	7	—
Activity related to tax positions taken during prior years	—	—	—
Balance, end of period	$11	$11	$4

The estimated liability for the potential payment of interest and penalties included in the liability for unrecognized income tax benefits was $2 million and $1 million as of December 31, 2015 and 2014, respectively.

The amount of unrecognized income tax benefits may change in the next twelve months primarily due to activity in future reporting periods related to income tax positions taken during prior years. This change may be material; however, the impact of these unrecognized income tax benefits cannot be projected on the results of operations or financial position for future reporting periods due to the volatility of market and other factors. The effective income tax rate would be positively impacted by $11 million in the event of a favorable resolution of income tax contingencies or reductions in valuation allowances as of both December 31, 2015 and 2014 and $4 million as of December 31, 2013.

The Company and its subsidiaries remain subject to examination by the IRS for the tax years ended December 31, 2012 through 2015.  As of December 31, 2015, foreign and state income tax filings were subject to examination for periods including and subsequent to 2007, dependent upon jurisdiction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Credit Risk

The Company is subject to the following forms of credit risk:

•	Consumer credit risk—through mortgage banking activities as a result of originating and servicing residential mortgage loans

•	Counterparty credit risk—through derivative transactions, sales agreements and various mortgage loan origination and servicing agreements

Consumer Credit Risk

The Company is not subject to the majority of the risks inherent in maintaining a mortgage loan portfolio because loans are not held for investment purposes and are generally sold to investors within 30 days of origination.  The majority of mortgage loan sales are on a non-recourse basis and if the loans were originated in accordance with applicable underwriting standards, the Company may not have exposure to future risk of loss; however, in its capacity as a loan originator and servicer, the Company has exposure to loan repurchases and indemnifications through representation and warranty provisions and government servicing contracts.

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	December 31,
	2015	2014
	(In millions)
Loan Servicing Portfolio Composition
Owned	$99,869	$113,849
Subserviced	126,390	113,423
Total	$226,259	$227,272

Conventional loans	$197,971	$195,184
Government loans	24,087	27,720
Home equity lines of credit	4,201	4,368
Total	$226,259	$227,272

Weighted-average interest rate	3.8%	3.9%

	December 31,
	2015		2014
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	2.22%	1.55%	2.43%	1.75%
60 days	0.44	0.30	0.58	0.41
90 or more days	0.82	0.62	1.13	0.85
Total	3.48%	2.47%	4.14%	3.01%
Foreclosure/real estate owned(2)	1.74%	1.51%	2.22%	2.04%
_____________

(1)	Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)	As of December 31, 2015 and 2014, the total servicing portfolio included 15,487 and 21,456 of loans in foreclosure with an unpaid principal balance of $3.0 billion and $4.1 billion, respectively.

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

A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Year Ended December 31,
	2015	2014(1)
	(In millions)
Balance, beginning of period	$93	$142
Realized losses	(19)	(65)
Increase in reserves due to:
Changes in assumptions	6	6
New loan sales	9	10
Balance, end of period	$89	$93
______________

(1)
Realized losses includes $12 million that was paid to Fannie Mae related to a resolution agreement and Changes in assumptions includes an $8 million provision for estimated losses related to the sale of MSRs for certain highly delinquent government insured loans.

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

As of December 31, 2015 and 2014, liabilities for probable losses related to repurchase and indemnification obligations of $62 million and $63 million, respectively, are presented in the Consolidated Balance Sheets. The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.  During the third quarter of 2015, in response to changes in the repurchase criteria of the Agencies, the Company refined the methodology used to estimate obligations under representations and warranties to incorporate more predictive assumptions. These assumptions include borrower performance, investor demand patterns, expected relief from the expiration of repurchase obligations, the expected success rate in defending against requests and estimated loss severities (adjusted for home price forecasts). There was not a material impact to the required reserve resulting from this update.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of December 31, 2015, the estimated amount of reasonably possible losses in excess of the recorded liability was $30 million which primarily relates to the Company’s estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs or in the event we do not file insurance claims.  The estimate is based on an expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.

The liability from loan repurchases and indemnification requests does not reflect losses from litigation or governmental and regulatory examinations, investigations or inquiries. The maximum liability for future repurchase and indemnification requests, or the ranges of reasonably possible losses, cannot be estimated for the entire exposure for reasons including, but not limited to, the following:
•the Company does not service all of the loans for which it has provided representations and warranties;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	uncertainty related to loss exposure to loans from origination years where the Agencies have substantially completed or resolved their file reviews; and

•
uncertainty related to losses associated with loans with defects that were excluded from the resolution agreement with Fannie Mae (includes loans with certain title defects or violations of law that were originated and delivered prior to July 1, 2012).

As of December 31, 2015, $174 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; of which 9% were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

Mortgage Loans in Foreclosure and Real Estate Owned

Mortgage loans in foreclosure and Real estate owned include loans that have been repurchased for breaches in representation and warranty obligations. As loans are repurchased, the Company reduces the estimated losses related to repurchase and indemnification obligations and records reserves for on-balance sheet loans in foreclosure and adjustments to value for real estate owned based on the expected amount which will likely not be recoverable from guarantors, insurers or investors.

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances.

Real estate owned, which are acquired from mortgagors in default, plus recoverable advances made on those loans, are recorded at the lower of: (i) the adjusted carrying amount at the time the property is acquired; or (ii) fair value based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell.

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Consolidated Balance Sheets as follows:

	December 31,
	2015	2014
	(In millions)
Mortgage loans in foreclosure and related advances	$34	$46
Allowance for probable foreclosure losses	(10)	(14)
Mortgage loans in foreclosure, net	$24	$32

Real estate owned and related advances	$38	$37
Adjustment to value for real estate owned	(17)	(16)
Real estate owned, net	$21	$21

Counterparty Credit Risk

Counterparty credit risk exposure includes risk of non-performance by counterparties to various agreements and sales transactions. Such risk is managed by evaluating the financial position and creditworthiness of such counterparties and/or requiring collateral, typically cash, in derivative and financing transactions. The Company attempts to mitigate counterparty credit risk associated with derivative contracts by monitoring the amount for which it is at risk with each counterparty to such contracts, requiring collateral posting, typically cash, above established credit limits, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing the risk among multiple counterparties.  As of December 31, 2015, there were no significant concentrations of credit risk with any individual counterparty or a group of counterparties with respect to derivative transactions.

During the year ended December 31, 2015, 26% of mortgage loan originations were derived from our relationship with Merrill Lynch Home Loans, a division of Bank of America, National Association, 21% from Realogy and its affiliates, 20% from Morgan Stanley Private Bank, N.A. and 11% from HSBC Bank USA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies

Legal Contingencies

The Company and its subsidiaries are routinely and currently defendants in various legal proceedings that arise in the ordinary course of our business, including class actions and other private and civil litigation. These proceedings are generally based on alleged violations of consumer protection laws (including the Real Estate Settlement Procedures Act ("RESPA")), employment laws and contractual obligations. Similar to other mortgage loan originators and servicers, the Company and its subsidiaries are also routinely, and currently, subject to government and regulatory examinations, investigations and inquiries or other requests for information.  The resolution of these various legal and regulatory matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In particular, legal proceedings brought under RESPA and other federal or state consumer protection laws that are ongoing, or may arise from time to time, may include the award of treble and other damages substantially in excess of actual losses, attorneys' fees, costs and disbursements, and other consumer and injunctive relief. These proceedings and matters are at varying procedural stages and the Company may engage in settlement discussions on certain matters in order to avoid the additional costs of engaging in litigation.

The outcome of legal and regulatory matters is difficult to predict or estimate and the ultimate time to resolve these matters may be protracted. In addition, the outcome of any legal proceeding or governmental and regulatory matter (including the Company's ongoing proceeding with the Bureau of Consumer Financial Protection (the “CFPB”) described below) may affect the outcome of other pending legal proceedings or governmental and regulatory matters.

An accrual is established for legal and regulatory contingencies when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation, legal proceedings and other governmental and regulatory matters, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results.

As of December 31, 2015, the Company’s recorded accrual associated with legal and regulatory contingencies was $105 million and is presented in Other liabilities in the Consolidated Balance Sheets. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters.  For matters where the Company can estimate the range, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $150 million as of December 31, 2015.

There can be no assurance that the ultimate resolution of these matters will not result in losses in excess of the Company’s recorded accrual, or in excess of the estimate of reasonably possible losses.  As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

The following are descriptions of the Company’s significant legal and regulatory matters.

CFPB Enforcement Action.  In January 2014, the CFPB initiated an administrative proceeding alleging that the Company’s reinsurance activities, including its mortgage insurance premium ceding practices, have violated certain provisions of RESPA and other laws enforced by the CFPB.  Through its reinsurance subsidiaries, the Company assumed risk in exchange for premiums ceded from primary mortgage insurance companies.

In November 2014, the Company received a recommended decision from the administrative law judge for the payment of $6.4 million to the CFPB.  The Company and the CFPB’s enforcement counsel both appealed the recommended decision to the Director of the CFPB. In June 2015, the Director of the CFPB issued a final order upholding in part, and reversing in part, the recommended decision. The final order required the Company to pay $109 million, which is based upon the gross reinsurance premiums the Company received on or after July 21, 2008. In August 2015, the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") stayed the CFPB's order pending the appeal, and as a result, the Company was not required to post the judgment amount in escrow or comply with injunctive relief provided for in the order. Subsequently, the Company filed an appeal to the Court of Appeals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company continues to believe that it has complied with RESPA and other laws applicable to its former mortgage reinsurance activities, and continues to vigorously defend against the CFPB’s allegations and the Director’s final order through the appellate process. A hearing on the merits of the appeal is currently scheduled before the Court of Appeals on April 12, 2016. There can be no assurances as to the final outcome of any such appeal.

As of December 31, 2015, the Company has included an estimate of probable losses in connection with this matter in the recorded accrual.

MMC and NYDFS Examination. The Company has undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators (the “MMC”) and such regulators have alleged various violations of federal and state consumer protection and other laws related to the Company’s legacy mortgage servicing practices.  In July 2015, the Company received a settlement proposal from the MMC, proposing payments to certain borrowers nationwide where foreclosure proceedings were either referred to a foreclosure attorney or completed during 2009 through 2012, as well as other consumer relief and administrative penalties. In addition, the proposal would require that the Company comply with national servicing standards, submit its servicing activities to monitoring for compliance, and other injunctive relief. The Company continues to engage in substantive discussions with the MMC regarding the proposal. The Company believes it has meritorious explanations and defenses to the findings.

In the second quarter of 2015, the New York Department of Financial Services ("NYDFS") clarified that it intends to propose that the Company enter into a consent order to close out pending examination report findings, including New York findings stemming from the MMC examination. The Company continues to engage in discussions with and correspond with NYDFS regarding the findings. While the Company believes it has meritorious explanations and defenses to the findings and has provided responses to these findings, any consent order may include fines and penalties, as well as other consumer relief or injunctive relief.

As of December 31, 2015, the Company included an estimate of probable losses in connection with the MMC and NYDFS matters in the recorded accrual.

HUD Subpoenas. The Company has received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) requesting production of certain documents related to, among other things, the Company’s origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”) during the period between January 1, 2006 and December 31, 2011. As part of the investigation, HUD has also requested documents related to a small sample of loans originated during this period. This investigation could lead to a demand or claim under the False Claims Act, which allows for civil penalties and treble damages substantially in excess of actual losses. Several large mortgage originators that participate in FHA lending programs have been subject to similar investigations, which have resulted in settlement agreements that included the payment of substantial fines and penalties.

The Company has been cooperating in this investigation since its receipt of the subpoenas in 2013, and certain current and former employees of the Company have been deposed in connection with this matter. In October 2015, the Company met with HUD and discussed the ongoing investigation. As of December 31, 2015, the Company included an estimate of probable losses in connection with this matter in the recorded accrual.

Lender-Placed Insurance. The Company is currently subject to pending litigation alleging that its servicing practices around lender-placed insurance were not in compliance with applicable laws.  Through its mortgage subsidiary, the Company did have certain outsourcing arrangements for the purchase of lender-placed hazard insurance for borrowers whose coverage had lapsed.  The Company believes that it has meritorious defenses to these allegations; however, the resolution of such matter may result in adverse judgments and other relief against the Company, as well as monetary payments or other agreements and obligations.  Given the nature of this litigation and the related allegations, the Company cannot estimate the amount of loss or a range of possible losses, if any, associated with this matter.

Other Subpoenas and Investigations.  The Company has received document subpoenas from the U.S. Attorney’s Offices for the Southern and Eastern Districts of New York. The subpoenas requested production of certain documents related to, among other things: (i) foreclosure expenses that we incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac and (ii) the origination and underwriting of loans sold pursuant to programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. There can be no assurance that claims or litigation will not arise from these inquiries, or that fines and penalties, as well as other consumer or injunctive relief, will not be incurred in connection with any of these matters.

In addition, in October 2014 the Company received a document subpoena from the Office of the Inspector General of the Federal Housing Financing Agency (the “FHFA”) requesting production of certain documents related to, among other things, our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

origination, underwriting and quality control processes for loans sold to Fannie Mae and Freddie Mac.  While the FHFA, as regulatory and conservator for Fannie Mae and Freddie Mac, does not have regulatory authority over the Company or its subsidiaries, there can be no assurance that Fannie Mae and/or Freddie Mac will not assert additional claims as a result of this inquiry.

Net Worth Requirements

In addition to the capital requirements of the Company as outlined in Note 10, 'Debt and Borrowing Arrangements', certain subsidiaries of the Company are subject to various regulatory capital requirements as a result of their mortgage origination and servicing activities.  The Company’s wholly owned subsidiary, PHH Mortgage Corporation (“PHH Mortgage”), is subject to various regulatory capital requirements administered by the Department of Housing and Urban Development (“HUD”), which governs non-supervised, direct endorsement mortgagees, and Ginnie Mae, Fannie Mae and Freddie Mac, which sponsor programs that govern a significant portion of our mortgage loans sold and servicing activities.  Additionally, PHH Mortgage is required to maintain minimum net worth requirements for many of the states in which it sells and services loans.  Each state has its own minimum net worth requirement; however, none of the state requirements are material to our financial statements.

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

Among PHH Mortgage’s various capital requirements related to its outstanding mortgage origination and servicing agreements and other third-party agreements, including debt covenants, the most restrictive of these requires PHH Mortgage to maintain a minimum net worth balance of $700 million.  As of December 31, 2015, PHH Mortgage’s actual net worth was $850 million and the entity was in compliance with the requirements.

Lease and Purchase Commitments

The Company is committed to making rental payments under noncancelable operating related to various facilities and equipment. As of December 31, 2015, the Company did not have any significant capital lease obligations. In addition, during the normal course of business, various commitments are made to purchase goods or services from specific suppliers, including those related to capital expenditures.

During the years ended December 31, 2015, 2014, and 2013, rental expense of $22 million, $20 million, and $20 million, respectively, was recorded in Occupancy and other office expenses in the Consolidated Statements of Operations.

The following table summarizes the Company’s commitments as of December 31, 2015:

	Future Minimum Operating Lease Payments(1)	Purchase Commitments
	(In millions)
2016	$18	$34
2017	17	2
2018	15	—
2019	13	—
2020	13	—
Thereafter	24	—
Total	$100	$36
________________

(1)	Excludes $10 million of minimum sublease income due in the future under noncancelable subleases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Representations and Warranties.  See Note 13, 'Credit Risk' for a discussion of the representations and warranties that are provided to purchasers and insurers on a significant portion of loans sold and those that are assumed on purchased mortgage servicing rights.

Guarantees related to Mortgage Warehouse Debt.  In connection with certain Mortgage warehouse borrowing arrangements, the Company has entered into agreements to unconditionally and irrevocably guarantee payment on the obligations of our subsidiaries.

Indemnification from Sale of Business.  In connection with the sale of the Fleet business, which became effective on July 1, 2014, the Company has indemnified Element Financial Corporation against certain liabilities that may arise in connection with the transaction and business activities prior to the completion of the transaction.  The term of these indemnifications, which generally pertain to breaches by the Company of representations and warranties or covenants under the purchase agreement, is generally through March 31, 2016, except that the term of the indemnifications for breaches of certain fundamental representations and warranties and excluded liabilities is generally through the expiration of the applicable statute of limitations and, with respect to post-closing covenants, the date performance is completed.  Due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss, and no specific recourse provisions exist.

15. Stock-Related Matters

Share Repurchase Programs

The Company’s Board of Directors authorized up to $450 million in share repurchases, including $200 million in Accelerated Share Repurchases (“ASR”) and up to $250 million in open market purchases through December 31, 2016. All shares received under the share repurchase programs are retired upon receipt and are reported as a reduction of shares issued and outstanding. The cash paid was recorded as a reduction of stockholders’ equity in the Consolidated Balance Sheets.

Accelerated Share Repurchase Programs.  In 2014, the Company entered into two separate ASR agreements to repurchase an aggregate of $200 million of PHH’s Common stock pursuant to a Collared ASR agreement and an Uncollared ASR agreement.   In 2014, the Company received 6,962,695 shares upfront based upon the minimum share delivery under the Collared agreement and 80% share delivery under the Uncollared agreement based upon the stock price at inception.  In March 2015, the Company received 1,574,252 shares at the completion of the ASR programs.

Open Market Purchases.  In November 2015, the Company commenced a $100 million open market share repurchase program and for the year ended December 31, 2015, the Company paid $77 million to retire 4,841,267 shares under the program. In January 2016, the Company paid $23 million to retire 1,508,772 additional shares to complete the $100 million open market program.

Restrictions on Share-Related Payments

As of December 31, 2015, the Company is not restricted in its ability to make share-related payments including the declaration and payment of dividends, the repurchase of Common stock, or making any distribution on account of our Common stock. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provisions of the Company's debt arrangements, capital requirements of our operating subsidiaries and other legal requirements and regulatory constraints may restrict the Company from making such share-related payments.

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

In addition, the Company is limited in the amount of share-related payments that can be distributed due to capital that is required to be maintained at subsidiaries.  The amount of intercompany dividends, share-related payments and other fund transfers that certain of the Company’s subsidiaries can declare or distribute to the Company or to other consolidated subsidiaries (and ultimately to the Company) is limited due to provisions of their debt arrangements, capital requirements, and other legal requirements and regulatory constraints.  The aggregate restricted net assets of these subsidiaries totaled $762 million as of December 31, 2015.

16. Stock-Based Compensation

The PHH Corporation 2014 Equity and Incentive Plan (the “Plan”) governs awards of share based compensation.  The plan allows awards in the form of stock options, stock appreciation rights, and other stock- or cash-based awards.  The Company has outstanding stock options and service-based, performance-based and market-based restricted stock units (“RSUs”) to purchase shares of Common stock and service-based, performance-based and market-based restricted cash units ("RCUs") to be settled in cash under the Plan.  RSUs granted entitle employees to receive one share of the Company's Common stock upon the vesting of each RSU. RCUs granted entitle employees to receive a cash payout equal to the closing price of one share of common stock for each unit granted. The aggregate number of shares of PHH Common stock available to be issued under the Plan is 8,667,655.

The following table summarizes expense recognized in Salaries and related expenses in the Consolidated Statements of Operations related to stock-based compensation arrangements:

	Year Ended December 31,
	2015	2014	2013
		(In millions)
Stock-based compensation expense for equity awards	$9	$8	$9
Stock-based compensation expense for liability awards	2	4	—
Income tax benefit related to stock-based compensation expense	(4)	(5)	(4)
Stock-based compensation expense, net of income taxes	$7	$7	$5

As of December 31, 2015, there was $11 million of unrecognized compensation cost related to outstanding and unvested stock options and RSUs that are expected to vest and be recognized over a weighted-average period of 1.63 years.

Equity Awards

Awards granted by the Company under the Plan that are expected to be settled in shares of its Common stock include Stock Options or Performance, Market and Service-based RSUs. All outstanding and unvested stock options and RSUs have vesting conditions pursuant to a change in control. In addition, RSUs are granted to non-employee Directors as part of their compensation for services

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rendered as members of the Company’s Board of Directors. New shares of Common stock are issued to employees and Directors to satisfy the stock option exercise and RSU conversion obligations.

Stock Options

Generally, options are granted with exercise prices at the fair market value of the Company’s shares of Common stock, which is considered equal to the closing share price on the date of grant. Stock option awards have a maximum contractual term of ten years from the grant date.

The following table summarizes stock option activity for the year ended December 31, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2015	1,297,181	$18.16
Exercised	(127,508)	19.44
Forfeited or expired	(91,797)	20.74
Outstanding at December 31, 2015	1,077,876	$17.79	6.5	$1
Exercisable at December 31, 2015	869,202	$16.79	6.4	$1
Stock options vested and expected to vest	1,077,686	$17.79	7.2	$—

There were no options granted during the years ended December 31, 2015 or 2014.  The weighted-average grant-date fair value per stock option for awards granted during the year ended December 31, 2013 was $11.27 and was estimated using the Black-Scholes option valuation model with the following assumptions:

Year Ended December 31,
2013
Expected life (in years)	6.5
Risk-free interest rate	1.14%
Expected volatility	52.3%
Dividend yield	—

The expected life of each stock option is estimated based on their vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on the historical volatility of the Company’s Common stock.

The intrinsic value of options exercised was $1 million, $2 million and $1 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Stock Units

RSUs are granted with vesting conditions based on fulfillment of a service condition (generally up to three years from the grant date), and may also require achievement of certain operating performance criteria or achievement of certain market-based targets associated with the Company's stock price. Expense for equity-based awards with market or service conditions is recognized over the service period based on the grant-date fair value of the award, net of estimated forfeitures, whereas expense for awards with performance conditions is recognized over the service period based on the expected achievement of the performance conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize restricted stock unit activity for the year ended December 31, 2015:

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Performance-based & market-based RSUs(1)
Outstanding at January 1, 2015(2)	742,246	$8.41
Granted	166,541	18.67
Forfeited	(30,542)	9.36
Converted	(28,136)	7.28
Cancelled due to non-achievement of performance or market condition	(420,965)	6.73
Outstanding at December 31, 2015	429,144	$14.04
RSUs expected to be converted into shares of Common stock	429,048	$14.04

Service-based RSUs
Outstanding at January 1, 2015(2)	300,488	$22.76
Granted(3)	126,156	21.61
Converted	(78,772)	22.84
Outstanding at December 31, 2015	347,872	$22.33
RSUs expected to be converted into shares of Common stock	341,890	$22.32
____________

(1)	The performance criteria impact the number of awards that may vest. The number of RSUs related to these performance-based awards represents the expected number to be earned.

(2)
The prior year presentation included 148,023 unvested Performance and market-based RSUs and 284,370 unvested Service-based RSUs, which were originally to be paid in PHH Common stock that, as a result of the sale of Fleet business, will be settled in cash pursuant to certain provisions of the original settlement terms of the agreements. These awards were reclassified out of the opening balances and are in the Liability awards section below.

(3)	Includes 42,890 RSUs earned by non-employee Directors for services rendered as members of the Board of Directors.

In 2015, 2014 and 2013, certain executives were awarded RSUs with market-based vesting conditions with weighted-average grant-date fair value of $18.67, $11.32 and $12.47, respectively.  The weighted-average grant-date fair value of these market-based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Grant date stock price	$24.24	$22.93	$22.28
Risk-free interest rate	0.94%	0.94%	0.42%
Expected volatility	30.2%	35.3%	38.6%
Dividend yield	—	—	—

The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the RSUs.  The expected volatility was based on historical volatility of the Company’s Common stock.

The total fair value of RSUs converted into shares of Common stock was $2 million, $2 million, and $5 million during the years ended December 31, 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liability Awards

Awards granted by the Company under the Plan that are expected to be settled in cash, including Performance, Market and Service-based Restricted Cash Units, are recorded as liabilities within Accounts payable and accrued expenses in the Consolidated Balance Sheets. RCUs are settled with a cash payment for each unit vested based on the closing share price on the vesting date and generally vest over three years beginning on the first anniversary of the date of grant. Expense for liability awards is recognized based on a re-measurement of the fair value of the awards at the end of each reporting period, including an estimate of the expected achievement of performance conditions, if any.

As of December 31, 2015 and 2014, $5 million and $8 million, respectively, is accrued related to the expected payout for liability awards within Accounts payable and accrued expenses in the Consolidated Balance Sheets. This amount includes the items noted in the tables above that changed classification to cash-based awards as a result of the sale of the Fleet business. The total amount of cash paid for share-based liability awards was $4 million for the year ended December 31, 2015 and the amount was not significant for year ended December 31, 2014.

17. Fair Value Measurements

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

A three-level valuation hierarchy is used to classify inputs into the measurement of assets and liabilities at fair value. The valuation hierarchy is based upon the relative reliability and availability to market participants of inputs for the valuation of an asset or liability as of the measurement date. Level one represents the highest level based upon unadjusted quoted prices to Level three which are based upon unobservable inputs that reflect the assumptions a market participant would use in pricing the asset or liability.  When the valuation technique used in determining fair value of an asset or liability utilizes inputs from different levels of the hierarchy, the level in which the asset or liability its entirety is categorized is based upon the lowest level input that is significant to the measurement.

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  The assessment also includes consideration of identifying the valuation approach that would be used currently by market participants.  If it is determined that a change in valuation technique or its application is appropriate, or if there are other changes in availability of observable data or market activity, the current methodology will be analyzed to determine if a transfer between levels of the valuation hierarchy is appropriate.  Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs. There have been no changes in valuation methodologies and classification pursuant to the valuation hierarchy during the years ended December 31, 2015 or 2014.

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of December 31, 2015 or 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

The following summarizes the fair value hierarchy for instruments measured at fair value on a recurring basis:

	December 31, 2015
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
			(In millions)
ASSETS
Mortgage loans held for sale	$—	$704	$39	$—	$743
Mortgage servicing rights	—	—	880	—	880
Other assets—Derivative assets:
Interest rate lock commitments	—	—	21	—	21
Forward delivery commitments	—	3	—	(2)	1
MSR-related agreements	—	27	—	(23)	4
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$2	$—	$—	$2

	December 31, 2014
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
			(In millions)
ASSETS
Mortgage loans held for sale	$—	$873	$42	$—	$915
Mortgage servicing rights	—	—	1,005	—	1,005
Other assets—Derivative assets:
Interest rate lock commitments	—	—	22	—	22
Forward delivery commitments	—	5	—	(2)	3
MSR-related agreements	—	66	—	(58)	8
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$14	$—	$(7)	$7

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

For Level Two MLHS, fair value is estimated through a market approach by using either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan including the value attributable to servicing rights and credit risk; or (ii) current commitments to purchase loans. The Agency mortgage-backed security market is a highly liquid and active secondary market for conforming conventional loans whereby quoted prices are published on a regular basis and exist for securities at the pass-through level. The Company has the ability to access this market, and this is the market into which conforming mortgage loans are typically sold.

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

The following table reflects the difference between the carrying amounts of MLHS measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015		December 31, 2014
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$743	$9	$915	$13
Aggregate unpaid principal balance	738	11	903	17
Difference	$5	$(2)	$12	$(4)

The following table summarizes the components of Mortgage loans held for sale:

	December 31,
	2015	2014
	(In millions)
First mortgages:
Conforming	$616	$761
Non-conforming	88	111
Total first mortgages	704	872
Second lien	4	5
Scratch and Dent	35	37
Other	—	1
Total	$743	$915

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize certain information regarding the initial and ending capitalization rate of MSRs:

	Year Ended December 31,
	2015	2014
Initial capitalization rate of additions to MSRs	1.14%	1.09%

	December 31,
	2015	2014
Capitalization servicing rate	0.89%	0.89%
Capitalization servicing multiple	3.1	3.1
Weighted-average servicing fee (in basis points)	29	29

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	December 31,
	2015	2014
Weighted-average prepayment speed (CPR)	9.1%	11.5%
Option adjusted spread, in basis points (OAS)	977	865
Weighted-average delinquency rate	5.3%	5.0%

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	December 31, 2015
	Weighted- Average Prepayment Speed	Option Adjusted Spread	Weighted- Average Delinquency Rate
	(In millions)
Impact on fair value of 10% adverse change	$(33)	$(41)	$(21)
Impact on fair value of 20% adverse change	(64)	(78)	(43)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  See Note 5, 'Derivatives' for additional information regarding derivative instruments.

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

The average pullthrough percentage used in measuring the fair value of IRLCs as of December 31, 2015 and 2014 was 74%. The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Year Ended December 31,
	2015			2014
	MLHS	MSRs	IRLCs, net	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$42	$1,005	$22	$49	$1,279	$22
Realized and unrealized gains (losses)	6	(187)	261	(3)	(320)	309
Purchases	28	—	—	50	—	—
Issuances	5	101	—	3	97	—
Settlements	(43)	(39)	(262)	(53)	(51)	(309)
Transfers into Level Three	38	—	—	32	—	—
Transfers out of Level Three	(37)	—	—	(36)	—	—
Balance, end of period	$39	$880	$21	$42	$1,005	$22

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

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2015	2014
	(in millions)
Gain on loans held for sale, net:
Mortgage loans held for sale	$1	$(8)
Interest rate lock commitments	261	309
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	(187)	(320)
Interest income:
Mortgage loans held for sale	5	5

Unrealized gains (losses) included in the Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Consolidated Balance Sheets were as follows:

	Year Ended December 31,
	2015	2014
	(in millions)
Gain on loans held for sale, net	$17	$17
Change in fair value of mortgage servicing rights	(18)	(165)

Fair Value of Other Financial Instruments

As of December 31, 2015 and 2014, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt and derivative instruments included in Total PHH Corporation stockholders’ equity. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents, Accounts receivable, Restricted cash and Servicing advance receivables, the carrying value approximates fair value due to the short-term nature of such instruments.

Debt.  As of December 31, 2015 and 2014, the total fair value of Debt was $1.3 billion and $2.0 billion, respectively, and is measured using Level Two inputs. As of December 31, 2015, the fair value of Level Two Debt was estimated using the following valuation techniques: (i) $743 million was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; and (ii) $583 million was measured using observable spreads and terms for recent pricing of similar instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Recurring Fair Value Measurements

Other Assets — Equity method investments. Fair value of equity method investments is determined by discounting cash flows of the projected financial results of the investment and the use of a market valuation approach.  There was no impairment charge recorded during the years ended December 31, 2015 and 2014.

Other Assets — Mortgage loans in foreclosure and Real estate owned.  The evaluation of impairment reflects an estimate of losses currently incurred at the balance sheet date, which will likely not be recoverable from guarantors, insurers or investors. Mortgage loans in foreclosure represent loans for which foreclosure proceedings have been initiated and Real estate owned (“REO”) includes properties acquired from mortgagors in default. Fair value is based on the market value of the underlying collateral, determined on a loan or property level basis, less estimated costs to sell. The market value of the collateral is estimated by considering appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions.  Mortgage loans in foreclosure are measured at fair value whereas REO is recorded at the lower of adjusted carrying amount at the time the property is acquired or fair value.  The non-recurring fair value measurements associated with mortgage loans in foreclosure and REO are based upon assumptions from Level Three of the valuation hierarchy.

During the years ended December 31, 2015 and 2014, Repurchase and foreclosure-related charges totaled a provision of $6 million and a benefit of $2 million, respectively.  These amounts were recorded in Other operating expenses, and include changes in the estimate of losses related to off-balance sheet exposure to loan repurchases and indemnifications in addition to the provision for or benefit from valuation adjustments for mortgage loans in foreclosure and REO. See Note 13, 'Credit Risk' for further discussion regarding the balances of mortgage loans in foreclosure, REO, and the off-balance sheet exposure to loan repurchases and indemnifications.

18. Variable Interest Entities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities of significant variable interest entities are included in the Consolidated Balance Sheets as follows:

	December 31, 2015		December 31, 2014
	PHH Home Loans	Servicing Advance Receivables Trust	PHH Home Loans	Servicing Advance Receivables Trust
	(In millions)
ASSETS
Cash	$80	$—	$82	$—
Restricted cash	5	13	3	20
Mortgage loans held for sale	389	—	378	—
Accounts receivable, net	5	—	8	—
Servicing advances, net	—	157	—	155
Property and equipment, net	1	—	1	—
Other assets	11	1	8	—
Total assets	$491	$171	$480	$175
Assets held as collateral(1)	$361	$170	$353	$175

LIABILITIES
Accounts payable and accrued expenses	$14	$—	$16	$—
Debt	345	111	335	108
Other liabilities	6	—	10	—
Total liabilities(2)	$365	$111	$361	$108

___________________

(1)	Represents amounts not available to pay the Company’s general obligations. See Note 10, “Debt and Borrowing Arrangements” for further information.

(2)	Excludes intercompany payables.

In addition to the assets and liabilities of significant variable interest entities that were consolidated as outlined above, the Company had the following involvement with these entities as of and for the years ended December 31:

	Net income (loss)(1)
	2015	2014	2013
	(In millions)
PHH Home Loans	$28	$16	$43
Servicing Advance Receivables Trust	(5)	(5)	—

	PHH Corporation Investment(2)		Intercompany receivable(2)
	2015	2014	2015	2014
	(In millions)
PHH Home Loans	$57	$57	$14	$14
Servicing Advance Receivables Trust	69	72	—	—

_________________

(1)	Includes adjustments for the elimination of intercompany transactions.

(2)	Amounts are eliminated in the Consolidated Balance Sheets.

PHH Home Loans

Purpose and Structure. The Company owns 50.1% of PHH Home Loans and Realogy Corporation owns the remaining 49.9%. The operations of PHH Home Loans are governed by the PHH Home Loans Operating Agreement.  PHH Home Loans was formed for the purpose of originating and selling mortgage loans primarily sourced through Realogy’s owned real estate brokerage business, NRT, and corporate relocation business, Cartus.  All loans originated by PHH Home Loans are sold to unaffiliated third-party

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investors or PHH Mortgage, in all cases at arm’s-length terms. The PHH Home Loans Operating Agreement provides that at least 15% of the total loans originated by PHH Home Loans are sold to unaffiliated third party investors. PHH Home Loans does not hold any mortgage loans for investment purposes or retain mortgage servicing rights.

During the years ended December 31, 2015, 2014 and 2013, PHH Home Loans originated residential mortgage loans of $7.9 billion, $7.4 billion and $9.3 billion, respectively, and PHH Home Loans brokered or sold $2.7 billion, $3.3 billion and $5.0 billion, respectively, of mortgage loans to the Company under the terms of a loan purchase agreement.  For the year ended December 31, 2015, 21% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which 91% were originated by PHH Home Loans.  As of December 31, 2015, the Company had outstanding commitments to purchase or fund $207 million of mortgage loans and lock commitments expected to result in closed mortgage loans from PHH Home Loans.

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

Contributions and Distributions.  PHH Home Loans is financed through equity contributions, sales of mortgage loans to PHH Mortgage and other investors, and secured and unsecured subordinated indebtedness. The Company did not make any capital contributions to support the operations of PHH Home Loans during the years ended December 31, 2015, 2014 and 2013.  The Company is not solely obligated to provide additional financial support to PHH Home Loans.

Subject to certain regulatory and financial covenant requirements, net income generated by PHH Home Loans may be distributed quarterly to its members pro rata based upon their respective ownership interests. PHH Home Loans may also require additional capital contributions from the Company and Realogy under the terms of the Operating Agreement if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of PHH Home Loans or its subsidiaries. Distributions received from PHH Home Loans were $10 million, $4 million and $40 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Other Support. The Company maintains an unsecured subordinated Intercompany Line of Credit with PHH Home Loans with $60 million in available capacity as of December 31, 2015.  This indebtedness is not collateralized by the assets of PHH Home Loans. The Company has extended the subordinated financing to increase PHH Home Loans’ capacity to fund mortgage loans and to support certain covenants of the entity. There were no borrowings under this Intercompany Line of Credit during the years ended December 31, 2015 and 2014.

Realogy Agreements. Unless terminated earlier, our relationship with Realogy continues until January 31, 2055.  However, beginning on February 1, 2015 under the PHH Home Loans Operating Agreement, Realogy has the right at any time to give us two years notice of their intent to terminate their interest in PHH Home Loans. In addition, the Strategic Relationship Agreement and the PHH Home Loans Operating Agreement outline certain terms and events that give Realogy the right to terminate the joint venture for cause.

Upon Realogy’s termination of the joint venture, whether for cause or upon two years’ notice without cause, Realogy will have the right either:  (i) to require that the Company purchase their interest in PHH Home Loans at fair value, plus, in certain cases, liquidated damages; or (ii) to cause the Company to sell its interest in PHH Home Loans to an unaffiliated third party designated by Realogy at fair value plus, in certain cases, liquidated damages. In the case of a termination by Realogy following a change in control of PHH, the Company may be required to make a cash payment to Realogy in an amount equal to PHH Home Loans’ trailing 12 months net income multiplied by 2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Servicing Advance Receivables Trust

In 2014, PHH Servicer Advance Receivables Trust (“PSART”) and PHH Servicer Advance Funding Depositor, LLC (the “Depositor”) (collectively the “Servicing Advance Receivables Trust”) were formed.  PSART is a special purpose bankruptcy remote trust and was formed for the purpose of issuing asset-backed notes secured by servicing advance receivables.  The Company, the Depositor and PSART entered into a Receivables Purchase and Contribution Agreement under which the Company has conveyed (and may in the future convey) to the Depositor the contractual right to reimbursement of certain mortgage loan servicing advances made by the Company related to its servicing activities.  The Depositor in turn sells the servicing advances to PSART.  The Company has been the primary beneficiary of PSART and the Depositor since its inception, based on their nature and purpose, and there have been no current period events that would change that conclusion.

PSART has entered into an agreement to issue asset-backed notes as further discussed in Note 10, 'Debt and Borrowing Arrangements'.  Certain capital transactions are executed between the Company and the Depositor whereby subsidiaries of the Company contribute receivables to the Depositor and receive distributions upon the issuance of notes or leveraging of note series.  During the year ended December 31, 2015, the Company and its subsidiaries contributed Accounts receivable of $758 million to the Depositor, and received distributions of $760 million.

19. Related Party Transactions

Thomas P. (Todd) Gibbons, one of the Company’s Directors, is Vice Chairman and Chief Financial Officer of the Bank of New York Mellon Corporation, the Bank of New York Mellon, and BNY Mellon, N.A. (collectively “BNY Mellon”).  The Company has certain relationships with BNY Mellon, including financial services, commercial banking and other transactions. BNY Mellon functions as the custodian for loan files, and functions as the indenture trustee on the Senior notes due in 2019 and 2021, and the Servicing advance facility.  The Company also executes forward loan sales agreements and certain MSR-related derivative agreements with BNY Mellon.  These transactions were entered into in the ordinary course of business upon terms, including interest rate and collateral, substantially the same as those prevailing at the time. The fees paid to BNY Mellon, including interest expense, during the years ended December 31, 2015, 2014 and 2013 were not significant.

20. Segment Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The heading Other includes expenses that are not allocated back to the two reportable segments and, for 2014 and 2013, includes certain general corporate overhead expenses that were previously allocated to the Fleet business.  Management evaluates the operating results of each of the reportable segments based upon Net revenues and Segment profit or loss, which is presented as the Income or loss from continuing operations before income tax expense or benefit and after Net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy Corporation’s noncontrolling interest in the profit or loss of PHH Home Loans.

Segment results as of and for the year ended December 31 were as follows:

	Total Assets
	2015	2014
	(In millions)
Mortgage Production segment	$1,036	$1,209
Mortgage Servicing segment	1,802	1,924
Other	814	1,163
Total	$3,652	$4,296

	Net Revenues			Segment Profit (Loss)(2)
	2015	2014	2013	2015	2014	2013
	(In millions)
Mortgage Production segment	$586	$465	$821	$(47)	$(141)	$22
Mortgage Servicing segment	198	163	379	(131)	(103)	155
Other(1)	6	11	—	(49)	(46)	(66)
Total	$790	$639	$1,200	$(227)	$(290)	$111
______________

(1)
Net results for Other includes the pre-tax loss on the early repayment of certain unsecured debt obligations which were not allocated to the reportable segments which totaled $30 million, $24 million and $54 million for 2015, 2014 and 2013, respectively.

(2)	The following is a reconciliation of Income or loss from continuing operations before income taxes to Segment profit or loss:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
(Loss) income from continuing operations before income taxes	$(213)	$(284)	$140
Less: net income attributable to noncontrolling interest	14	6	29
Segment (loss) profit	$(227)	$(290)	$111

	Interest Income			Interest Expense
	2015	2014	2013	2015	2014	2013
	(In millions)
Mortgage Production segment	$40	$38	$63	$45	$77	$127
Mortgage Servicing segment	4	4	7	45	53	58
Total	$44	$42	$70	$90	$130	$185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Selected Quarterly Financial Data—(unaudited)

The following tables present selected unaudited quarterly financial data:

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In millions, except per share data)
Net revenues	$261	$237	$169	$123
Income (loss) from continuing operations before income taxes	31	(74)	(87)	(83)
Net income (loss)	23	(56)	(47)	(51)
Net income (loss) attributable to PHH Corporation	21	(62)	(50)	(54)

Earnings (loss) per share attributable to PHH Corporation:
Basic	$0.40	$(1.20)	$(0.84)	$(0.92)
Diluted	$0.34	$(1.20)	$(0.84)	$(0.92)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In millions, except per share data)
Net revenues	$111	$196	$152	$180
Loss from continuing operations before income taxes	(93)	(21)	(129)	(41)
Net (loss) income	(44)	(55)	218	(32)
Net (loss) income attributable to PHH Corporation	(42)	(59)	215	(33)

Basic (loss) earnings per share:
From continuing operations	$(1.01)	$(0.23)	$(1.64)	$(0.62)
From discontinued operations	0.28	(0.79)	5.64	(0.04)
Total attributable to PHH Corporation	$(0.73)	$(1.02)	$4.00	$(0.66)
Diluted (loss) earnings per share:
From continuing operations	$(1.01)	$(0.23)	$(1.64)	$(0.62)
From discontinued operations	0.28	(0.79)	5.64	(0.04)
Total attributable to PHH Corporation	$(0.73)	$(1.02)	$4.00	$(0.66)

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2015	2014	2013
REVENUES
Other income	$6	$11	$—
Interest income	3	—	—
Net revenues	9	11	—
EXPENSES
Salaries and related expenses	54	67	55
Interest expense	58	95	126
Depreciation and amortization	5	9	9
Professional and third-party service fees	109	62	48
Technology equipment and software expenses	18	18	15
Other operating expenses	44	32	64
Total expenses before allocations	288	283	317
Corporate overhead allocations to subsidiaries	(175)	(131)	(125)
Unsecured interest expense allocation to subsidiaries	(55)	(95)	(126)
Total expenses	58	57	66
Loss before income taxes and equity in (loss) earnings of subsidiaries	(49)	(46)	(66)
Income tax benefit	(23)	(13)	(25)
Loss before equity in (loss) earnings of subsidiaries	(26)	(33)	(41)
Equity in (loss) earnings of subsidiaries, excluding discontinued operations	(119)	(158)	110
(Loss) income from continuing operations, net of tax	(145)	(191)	69
Income from discontinued operations, net of tax	—	272	66
Net (loss) income	$(145)	$81	$135
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	(22)	(14)
Change in unfunded pension liability, net	1	(5)	5
Change in unrealized gains on available-for-sale securities, net	—	—	(1)
Total other comprehensive income (loss), net of tax	1	(27)	(10)
Total comprehensive (loss) income	$(144)	$54	$125

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED BALANCE SHEETS
(In millions)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$745	$1,115
Restricted cash	10	9
Accounts receivable, net	5	5
Due from subsidiaries	273	248
Investment in subsidiaries	881	1,000
Property and equipment, net	12	10
Other assets	76	74
Total assets	$2,002	$2,461

LIABILITIES
Accounts payable and accrued expenses	$50	$65
Debt	615	831
Other liabilities	19	20
Total liabilities	684	916
Commitments and contingencies

EQUITY
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	911	989
Retained earnings	416	566
Accumulated other comprehensive loss	(10)	(11)
Total PHH Corporation stockholders’ equity	1,318	1,545
Total liabilities and equity	$2,002	$2,461

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013

Net cash used in operating activities	$(19)	$(522)	$(6)

Cash flows from investing activities:
Net decrease (increase) in amounts due from subsidiaries	10	—	—
Purchases of property and equipment	(8)	(5)	(4)
Decrease (increase) in restricted cash	(1)	1	13
Proceeds from sale of business, net of transaction costs	—	1,369	—
Purchases of certificates of deposit	—	(250)	—
Proceeds from maturities of certificates of deposit	—	250	—
Dividends from consolidated subsidiaries	—	—	106
Net cash provided by investing activities	1	1,365	115

Cash flows from financing activities:
Net cash (used in) provided by consolidated subsidiaries	—	(69)	175
Proceeds from unsecured borrowings	—	—	350
Principal payments on unsecured borrowings	(245)	(435)	(288)
Cash tender premiums for convertible debt	(30)	—	—
Issuances of Common stock	2	10	3
Repurchase of Common stock	(77)	(200)	—
Cash paid for debt issuance costs	—	—	(9)
Other, net	(2)	(3)	(5)
Net cash (used in) provided by financing activities	(352)	(697)	226
Net (decrease) increase in Cash and cash equivalents	(370)	146	335
Cash and cash equivalents at beginning of period	1,115	969	634
Cash and cash equivalents at end of period	$745	$1,115	$969

Supplemental Disclosure of Cash Flows Information:
Payments for debt retirement premiums	$—	$22	$50
Interest payments	49	83	89
Income tax payments, net	9	534	4

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	PHH Corporation and Subsidiaries			PHH Corporation
	2015	2014	2013	2015	2014	2013
	(In millions)
Deferred tax valuation allowance:
Balance, beginning of period	$35	$26	$30	$5	$5	$6
Additions:
Charged to costs and expenses	10	5	2	6	2	—
Charged to other accounts	1	4	—	—	—	—
Reductions	—	—	(6)	—	(2)	(1)
Balance, end of period	$46	$35	$26	$11	$5	$5

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-K, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2015.  The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report which is included in this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the internal control over financial reporting of PHH Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 26, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated herein by reference to the information under the headings “Executive Officers,” “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board” in our definitive Proxy Statement related to our 2016 Annual Meeting of Stockholders, which we expect to file with the Commission, pursuant to Regulation 14A, no later than 120 days after December 31, 2015 (the “2016 Proxy Statement”).

Item 11. Executive Compensation

Information required under this Item is incorporated herein by reference to the information under the headings “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” in our 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is incorporated herein by reference to the information under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” and “Board of Directors” in our 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required under this Item is incorporated herein by reference to the information under the heading “Principal Accountant Fees and Services” in our 2016 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February, 2016.

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

Signature	Title	Date

/s/ GLEN A. MESSINA	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016
Glen A. Messina

/s/ ROBERT B. CROWL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016
Robert B. Crowl

/s/ MICHAEL R. BOGANSKY	Senior Vice President, Controller (Principal Accounting Officer)	February 26, 2016
Michael R. Bogansky

/s/ JAMES O. EGAN	Non-Executive Chairman of the Board of Directors	February 26, 2016
James O. Egan

/s/ JANE D. CARLIN	Director	February 26, 2016
Jane D. Carlin

/s/ THOMAS P. GIBBONS	Director	February 26, 2016
Thomas P. Gibbons

/s/ ALLAN Z. LOREN	Director	February 26, 2016
Allan Z. Loren

/s/ GREGORY J. PARSEGHIAN	Director	February 26, 2016
Gregory J. Parseghian

/s/ CHARLES P. PIZZI	Director	February 26, 2016
Charles P. Pizzi

/s/ DEBORAH M. REIF	Director	February 26, 2016
Deborah M. Reif

/s/ CARROLL R. WETZEL, JR.	Director	February 26, 2016
Carroll R. Wetzel, Jr.

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

2.1
Stock Purchase Agreement, dated as of June 2, 2014, between PHH Corporation and Element Financial Corporation (Certain of the schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but the Company undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request.)
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 3, 2014.

2.2	Amendment No. 1, dated as of July 7, 2014, to the Stock Purchase Agreement, dated as of June 2, 2014, between PHH Corporation and Element Financial Corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 7, 2014.

3.1	Amended and Restated Articles of Incorporation, as amended and supplemented through June 12, 2013.	Filed herewith.

3.2	Amended and Restated By-Laws, as amended through December 17, 2015.	Filed herewith.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4.2
See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation, as amended and supplemented, and the Amended and Restated By-Laws, as amended, of the registrant defining the rights of holders of common stock of the registrant.
Incorporated by reference to Exhibit 3.1 filed herewith and Exhibit 3.2 filed herewith.

4.3	Indenture, dated as of January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 17, 2012.

4.3.1	First Supplemental Indenture, dated as of January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 17, 2012.

4.3.2	Form of 6.00% Convertible Senior Note due 2017.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on January 17, 2012.

4.3.3	Second Supplemental Indenture, dated as of August 23, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 23, 2012.

4.3.4	Form of 7.375% Senior Note due 2019.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on August 23, 2012.

4.3.5	Third Supplemental Indenture, dated as of August 20, 2013, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2013.

4.3.6	Form of 6.375% Senior Note due 2021.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2013.

10.1	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2015.

Exhibit No.	Description	Incorporation by Reference

10.2†	PHH Corporation Unanimous Written Consent of the Board of Directors effective August 18, 2010.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2010.

10.3†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.3.1†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

10.4†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.4.1†	First Amendment to the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, effective August 18, 2010.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2010.

10.4.2†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.4.3†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.4.4†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.4.5†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.4.6†	Form of 2011 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 18, 2011.

10.4.7†	Form of February 2012 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2012.

10.4.8†	Form of February 2012 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 24, 2012.

10.4.9†	Form of September 2012 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 3, 2012.

10.4.10†	Form of September 2012 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 3, 2012.

10.4.11†	Form of 2014 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.7.12 to our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 26, 2014.

10.4.12†	Form of 2014 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.7.13 to our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 26, 2014.

Exhibit No.	Description	Incorporation by Reference

10.5†	Form of 2012 Restrictive Covenant Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2012.

10.6†	PHH Corporation 2014 Equity and Incentive Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 29, 2014.

10.7†	Resolutions terminating the PHH Corporation 2014 Non-Employee Director Compensation Program.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.8†	PHH Corporation Equity Compensation Program for Non-Employee Directors.	Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015.

10.9†	Form of 2014 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.10†	Form of September 2014 Restricted Stock Unit Award Notice and Agreement, as amended.	Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015

10.11†	Form of October 2014 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.12†	Form of October 2014 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.13†	Form of 2014 Restrictive Covenant Agreement.	Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.14.1†	Form of Amendment, dated as of July 11, 2014, to the Restricted Stock Unit Award Agreements.	Incorporated by reference to Exhibit 10.7.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.14.2†	Form of Amendment, dated as of July 11, 2014, to the Non-Qualified Stock Option Award Agreements.	Incorporated by reference to Exhibit 10.7.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.15†	PHH Corporation Tier I Severance Pay Plan.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 3, 2012.

10.16†	PHH Corporation Tier II Severance Pay Plan.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015.

10.17	Underwriting Agreement, dated August 9, 2012, by and between PHH Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Underwriters.	Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 14, 2012.

Exhibit No.	Description	Incorporation by Reference

10.17.1	Underwriting Agreement, dated August 6, 2013, by and between PHH Corporation and J.P. Morgan Securities LLC, as representative of the several Underwriters.	Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 12, 2013.

10.18†	Form of 2015 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed on May 7, 2015.

10.19†	Form of 2015 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed on May 7, 2015.

10.20	Offer to Exchange 6.00% Convertible Senior Notes Due 2017.	Incorporated by reference to Exhibit 99.(a)(1)(A) to our Tender Offer Statement on Schedule TO filed on May 6, 2015.

10.21	Form of Letter of Transmittal regarding Offer to Exchange.	Incorporated by reference to Exhibit 99.(a)(1)(B) to our Tender Offer Statement on Schedule TO filed on May 6, 2015.

10.22	Form of Letter to DTC Participants regarding Offer to Exchange.	Incorporated by reference to Exhibit 99.(a)(1)(C) to our Tender Offer Statement on Schedule TO filed on May 6, 2015.

10.23	Form of letter to Clients regarding Offer to Exchange for use by brokers, dealers, commercial banks, trust companies and other nominees.	Incorporated by reference to Exhibit 99.(a)(1)(D) to our Tender Offer Statement on Schedule TO filed on May 6, 2015.

10.24	Form of Notice of Voluntary Offering Instructions regarding Offer to Exchange.	Incorporated by reference to Exhibit 99.(a)(1)(E) to our Tender Offer Statement on Schedule TO filed on May 6, 2015.

10.25‡‡
Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated January 31, 2005, as amended by Amendment No. 1 to Operating Agreement, dated May 12, 2005, and by Amendment No. 2 to Operating Agreement, dated March 31, 2006.
Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed on November 5, 2015.

10.26‡‡
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
Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed on November 5, 2015.

10.27	Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated December 14, 2015.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 14, 2015.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

Exhibit No.	Description	Incorporation by Reference

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney	Incorporated by reference to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

________________
†      Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.
‡‡ Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.