Form 10-Q
period 2016-03-31
PHH CORP
filed 2016-05-05
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, 53,518,486 shares of PHH Common stock were outstanding.

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

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements concerning the following:

▪	our expectations related to our strategic options or strategic priorities, including any expected impacts on our results;

▪	potential acquisitions, dispositions, partnerships, joint ventures and changes in product offerings;

▪	future origination volumes and loan margins in the mortgage industry;

▪	our expectations of the impact of changes to certain private label client relationships on our loan origination volumes and servicing portfolio;

▪	our expectations of the impacts of regulatory changes on our business;

▪	our assessment of legal and regulatory proceedings and the associated impact on our financial statements;

▪	our expectations around future losses from representation and warranty claims, and associated reserves and provisions; and

▪	the impact of the adoption of recently issued accounting pronouncements on our financial statements.
Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part II—Item 1A. Risk Factors” in this Form 10-Q, and “Part I—Item 1A. Risk Factors” in our 2015 Form 10-K and those factors described below:

▪
the effects of our comprehensive review of all strategic options and any transaction that may result, on our business, management resources, customer and employee relationships, and financial position;

▪	the effects of any declines in origination volumes sourced from our private label client relationships, driven by our clients' actions, business strategies or otherwise;

▪	our ability to achieve our strategic priorities and implement changes to meet our operational and financial objectives;

▪	the effects of market volatility or macroeconomic changes and financial market regulations on the availability and cost of our financing arrangements and the value of our assets;

▪	the effects of changes in current interest rates on our business, the value of our mortgage servicing rights and our financing costs;

▪	our decisions regarding the use of derivatives and hedge strategies related to our mortgage servicing rights;

▪
the impact of changes in the U.S. financial condition and fiscal and monetary policies, or any actions taken or to be taken by the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System on the credit markets and the U.S. economy;

▪	the effects on our business of any declines in the volume of U.S. home sales and home prices, due to adverse economic changes or otherwise;

▪
the effects of any significant adverse changes in the underwriting criteria or the existence or programs of government-sponsored entities, including Fannie Mae and Freddie Mac, including any changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other actions of the federal government;

▪	the ability to maintain our status as a government sponsored entity-approved seller and servicer, including the ability to continue to comply with the respective selling and servicing guides;

▪
the effects of changes in, or our failure to comply with, laws and regulations, including mortgage- and real estate-related laws and regulations, those that we are exposed to through our private label relationships, and changes in the status of government sponsored-entities;

▪
the effects of the outcome or resolutions of any inquiries, investigations or appeals related to our mortgage origination or servicing activities, any litigation related to our mortgage origination or servicing activities, or any related fines, penalties and increased costs, and the associated impact on our liquidity;

▪
the ability to maintain our relationships with our existing clients, including our ability to comply with any changes in the terms of certain of our private label client agreements and any related service level agreements, and to establish relationships with new clients;

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

▪
the impacts of our credit ratings, including the impact on our cost of capital and ability to access the debt markets, as well as on our current or potential customers’ assessment of our long-term stability;

▪	the ability to obtain or renew financing on acceptable terms, if at all, to finance our mortgage loans held for sale and servicing advances, or to fund our strategies;

▪	the ability to operate within the limitations imposed by our financing arrangements and to maintain or generate the amount of cash required to service our indebtedness and operate our business;

▪	any failure to comply with covenants or asset eligibility requirements under our financing arrangements; and

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2016	2015
REVENUES
Origination and other loan fees	$61	$58
Gain on loans held for sale, net	48	82
Net loan servicing income:
Loan servicing income	91	104
Change in fair value of mortgage servicing rights	(121)	(26)
Net derivative gain related to mortgage servicing rights	85	53
Net loan servicing income	55	131
Net interest expense:
Interest income	9	9
Secured interest expense	(8)	(9)
Unsecured interest expense	(10)	(17)
Net interest expense	(9)	(17)
Other income	2	7
Net revenues	157	261

EXPENSES
Salaries and related expenses	90	87
Commissions	12	19
Loan origination expenses	16	24
Foreclosure and repossession expenses	7	15
Professional and third-party service fees	39	42
Technology equipment and software expenses	10	10
Occupancy and other office expenses	13	12
Depreciation and amortization	4	5
Other operating expenses	15	16
Total expenses	206	230
(Loss) income before income taxes	(49)	31
Income tax (benefit) expense	(19)	8
Net (loss) income	(30)	23
Less: net income attributable to noncontrolling interest	—	2
Net (loss) income attributable to PHH Corporation	$(30)	$21

Basic (loss) earnings per share attributable to PHH Corporation	$(0.56)	$0.40
Diluted (loss) earnings per share attributable to PHH Corporation	$(0.56)	$0.34

 See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(30)	$23
Other comprehensive income, net of tax:
Change in unfunded pension liability, net	—	1
Total other comprehensive income, net of tax	—	1
Total comprehensive (loss) income	(30)	24
Less: comprehensive income attributable to noncontrolling interest	—	2
Comprehensive (loss) income attributable to PHH Corporation	$(30)	$22

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$937	$906
Restricted cash	53	47
Mortgage loans held for sale	724	743
Accounts receivable, net	72	81
Servicing advances, net	666	691
Mortgage servicing rights	770	880
Property and equipment, net	52	47
Other assets	176	247
Total assets (1)	$3,450	$3,642

LIABILITIES
Accounts payable and accrued expenses	$182	$251
Subservicing advance liabilities	316	314
Debt	1,310	1,348
Deferred taxes	145	182
Loan repurchase and indemnification liability	56	62
Other liabilities	145	137
Total liabilities (1)	2,154	2,294
Commitments and contingencies (Note 10)

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 53,517,791 shares issued and outstanding at March 31, 2016; 55,007,983 shares issued and outstanding at December 31, 2015	1	1
Additional paid-in capital	889	911
Retained earnings	386	416
Accumulated other comprehensive loss(2)	(10)	(10)
Total PHH Corporation stockholders’ equity	1,266	1,318
Noncontrolling interest	30	30
Total equity	1,296	1,348
Total liabilities and equity	$3,450	$3,642

See accompanying Notes to Condensed Consolidated Financial Statements.

Continued.

CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(Unaudited)
(In millions)

(1) The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle the obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$70	$80
Restricted cash	20	18
Mortgage loans held for sale	326	389
Accounts receivable, net	9	5
Servicing advances, net	141	157
Property and equipment, net	1	1
Other assets	16	12
Total assets	$583	$662

LIABILITIES
Accounts payable and accrued expenses	$14	$14
Debt	387	456
Other liabilities	6	6
Total liabilities	$407	$476

(2) Includes amounts recorded related to the Company’s defined benefit pension plan, net of income tax benefits of $6 million as of both March 31, 2016 and December 31, 2015.  During both the three months ended March 31, 2016 and March 31, 2015, there were no amounts reclassified out of Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In millions, except share data)

	PHH Corporation Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Three Months Ended March 31, 2016
Balance at December 31, 2015	55,007,983	$1	$911	$416	$(10)	$30	$1,348
Total comprehensive (loss) income	—	—	—	(30)	—	—	(30)
Stock compensation expense	—	—	1	—	—	—	1
Stock issued under share-based payment plans	18,580	—	—	—	—	—	—
Repurchase of Common stock	(1,508,772)	—	(23)	—	—	—	(23)
Balance at March 31, 2016	53,517,791	$1	$889	$386	$(10)	$30	$1,296

Three Months Ended March 31, 2015
Balance at December 31, 2014	51,143,723	$1	$989	$566	$(11)	$26	$1,571
Total comprehensive income	—	—	—	21	1	2	24
Stock compensation expense	—	—	2	—	—	—	2
Stock issued under share-based payment plans	85,281	—	2	—	—	—	2
Repurchase of Common stock	(1,574,252)	(1)	5	(5)	—	—	(1)
Recognition of deferred taxes related to Convertible notes	—	—	1	—	—	—	1
Balance at March 31, 2015	49,654,752	$—	$999	$582	$(10)	$28	$1,599

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(30)	$23
Adjustments to reconcile Net (loss) income to net cash provided by (used in) operating activities:
Capitalization of originated mortgage servicing rights	(13)	(20)
Net loss (gain) on mortgage servicing rights and related derivatives	36	(27)
Origination of mortgage loans held for sale	(2,150)	(3,023)
Proceeds on sale of and payments from mortgage loans held for sale	2,221	3,011
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(53)	(70)
Depreciation and amortization	4	5
Deferred income tax benefit	(38)	(2)
Other adjustments and changes in other assets and liabilities, net	44	(16)
Net cash provided by (used in) operating activities	21	(119)

Cash flows from investing activities:
Net cash received on derivatives related to mortgage servicing rights	79	57
Proceeds on sale of mortgage servicing rights	2	23
Purchases of property and equipment	(7)	(5)
(Increase) decrease in restricted cash	(6)	10
Other, net	6	2
Net cash provided by investing activities	74	87

Cash flows from financing activities:
Proceeds from secured borrowings	2,570	3,706
Principal payments on secured borrowings	(2,609)	(3,664)
Issuances of Common stock	—	2
Repurchase of Common stock	(23)	—
Cash paid for debt issuance costs	(2)	(2)
Net cash (used in) provided by financing activities	(64)	42

Net increase in Cash and cash equivalents	31	10
Cash and cash equivalents at beginning of period	906	1,259
Cash and cash equivalents at end of period	$937	$1,269

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

PHH Corporation and subsidiaries (collectively, “PHH” or the “Company”) is a leading provider of end to end mortgage solutions.  The Company operates in two business segments: Mortgage Production, which provides mortgage loan origination services and sells mortgage loans, and Mortgage Servicing, which performs servicing activities for originated and purchased loans, and acts as a subservicer.

The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC (“PHH Home Loans”) and its subsidiaries are consolidated within the Condensed Consolidated Financial Statements and the ownership interest of Realogy Services Venture Partner LLC, a subsidiary of Realogy Holdings Corp. ("Realogy") is presented as a noncontrolling interest.  Intercompany balances and transactions have been eliminated from the Condensed Consolidated Financial Statements.

Preparation of Financial Statements

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2015 Form 10-K.

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

Changes in Accounting Pronouncements

Share-Based Payments.  In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition, rather than being reflected in estimating the grant-date fair value of the award.  The Company adopted this guidance prospectively as of January 1, 2016, and there was no impact to the Company's financial statements.

Consolidation.  In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.”  The update impacts an entity’s consolidation analysis of its variable interest entities, particularly those that have fee arrangements and related party relationships.  The update eliminates certain conditions for evaluating whether a fee paid to a decision maker or a service provider represents a variable interest, and places more emphasis in the evaluation of variable interests other than fee arrangements.  Additionally, the amendments reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary.  This guidance was adopted retrospectively as of January 1, 2016, and the Company updated its consolidation analyses for relevant entities. The adoption of this update did not change any consolidation conclusions, and there was no impact to the Company's financial statements or disclosures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest.  In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the Balance Sheets as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts.  In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line-of-Credit Arrangements” which states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

The Company adopted this guidance retrospectively as of January 1, 2016 which resulted in a $10 million decrease to both Other assets and Debt in the Condensed Consolidated Balance Sheets as of December 31, 2015. The Company elected not to reclass debt issuance costs related to line-of-credit and mortgage warehouse arrangements, which continue to be presented in Other assets for all periods. The adoption of this standard did not impact the Company’s results of operations or cash flows.

Intangibles—Goodwill and Other—Internal-Use Software.  In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  This update clarifies whether a cloud computing arrangement should be accounted for as a software license or as a service contract by the customer, depending on the terms of the arrangement.  In addition, the guidance requires all software licenses within the scope of the internal use software subtopic to be accounted for consistent with other licenses of intangible assets.  The Company adopted this guidance prospectively to all arrangements entered into or materially modified after January 1, 2016. The adoption of this standard did not have an impact to the Company's financial statements.

Recently Issued Accounting Pronouncements

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

Revenue Recognition. In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross versus Net).” The amendments to this update are intended to improve the implementation guidance on principal versus agent considerations in ASU 2014-09 by clarifying how an entity should identify the unit of accounting (i.e. the specified good or service) and how an entity should apply the control principle to certain types of arrangements.

In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing.” The amendments to this update are intended to improve the implementation guidance on identifying performance obligations by reducing the cost and complexity of identifying promised goods or services and improving the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on accounting for licenses of intellectual property.

Consistent with ASU 2014-09 (as amended by ASU 2015-14), these updates are to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, and is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company does not expect to early adopt this guidance and is currently evaluating the impact of adopting these new standards.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Payments.  In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting." This update is intended to simplify several aspects of the accounting for share-based payment transactions, including accounting for income taxes, the classification of awards as either equity or liabilities and the classification of excess tax benefits and payments for tax withholdings on the statement of cash flows. This update is effective for the first interim and annual periods beginning after December 15, 2016, with early adoption permitted. At adoption, this update will be applied either prospectively, retrospectively or by using a modified retrospective approach, depending on the area of change. The Company is currently evaluating the impact of adopting this new standard.

2. Earnings Per Share

Basic earnings or loss per share attributable to PHH Corporation was computed by dividing Net income or loss attributable to PHH Corporation by the weighted-average number of shares outstanding during the period. Diluted earnings or loss per share attributable to PHH Corporation was computed by dividing Net income or loss attributable to PHH Corporation by the weighted-average number of shares outstanding during the period, assuming all potentially dilutive common shares were issued.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of any contingently issuable securities where the contingency has not been met and excludes the effect of securities that would be anti-dilutive.  Anti-dilutive securities may include: (i) outstanding stock-based compensation awards representing shares from restricted stock units and stock options; and (ii) stock assumed to be issued related to convertible notes.

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In millions, except share and per share data)
Net (loss) income attributable to PHH Corporation	$(30)	$21

Weighted-average common shares outstanding — basic (1)	53,703,229	51,173,223
Effect of potentially dilutive securities:
Share-based payment arrangements (2)	—	360,088
Conversion of debt securities	—	9,022,268
Weighted-average common shares outstanding — diluted (1)	53,703,229	60,555,579

Basic (loss) earnings per share attributable to PHH Corporation	$(0.56)	$0.40
Diluted (loss) earnings per share attributable to PHH Corporation	$(0.56)	$0.34

———————

(1)
During the three months ended March 31, 2016, the Company repurchased 1,508,772 shares under an open market repurchase program. In March 2015, the Company received 1,574,252 shares which reflected the final delivery of shares under accelerated repurchase programs. Share repurchases reduce the outstanding shares as of each settlement date.

(2)	Represents incremental shares from restricted stock units and stock options.

The following table summarizes anti-dilutive securities excluded from the computation of diluted shares:

	Three Months Ended March 31,
	2016	2015
Outstanding stock-based compensation awards(1)	1,316,861	33,973
 ———————

(1)	For the three months ended March 31, 2016, excludes 289,389 shares that are contingently issuable for which the contingency has not been met.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Transfers and Servicing of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and the Government National Mortgage Association (collectively, the “Agencies”) or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: mortgage servicing rights and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests).  During the three months ended March 31, 2016, the Company did not retain any interest from sales or securitizations other than mortgage servicing rights ("MSRs").  See Note 9, 'Credit Risk' for a further description of recourse obligations.

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the portfolio associated with loans subserviced for others.  The total servicing portfolio was $233.3 billion and $226.3 billion, as of March 31, 2016 and December 31, 2015, respectively.  MSRs recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created either through the direct purchase of servicing from a third party or through the sale of an originated loan.

The Company has agreements to sell a portion of its newly-created mortgage servicing rights to third parties, and will have continuing involvement as subservicer.  As of March 31, 2016, the Company had commitments to sell mortgage servicing rights related to $195 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans and $293 million of the unpaid principal balance of loans with a fair value of $4 million that were included in the capitalized servicing portfolio.

The activity in the loan servicing portfolio associated with capitalized mortgage servicing rights consisted of:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Balance, beginning of period	$98,990	$112,686
Additions	1,353	1,913
Payoffs and curtailments	(3,955)	(4,579)
Sales	(272)	(1,228)
Balance, end of period	$96,116	$108,792

The activity in capitalized MSRs consisted of:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Balance, beginning of period	$880	$1,005
Additions	13	20
Sales	(2)	(13)
Changes in fair value due to:
Realization of expected cash flows	(26)	(38)
Changes in market inputs or assumptions used in the valuation model	(95)	12
Balance, end of period	$770	$986

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Servicing fees from capitalized portfolio	$70	$79
Late fees	3	4
Other ancillary servicing revenue	3	7

As of March 31, 2016 and December 31, 2015, the MSRs had a weighted-average life of 5.8 years and 6.4 years, respectively. See Note 11, 'Fair Value Measurements' for additional information regarding the valuation of MSRs. We may require the approval or consents of the Agencies prior to completing sales of MSRs. In addition, as of March 31, 2016, approximately 48% of the capitalized MSRs were specifically restricted from sale without prior approval from private label clients or private investors.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Proceeds from new loan sales or securitizations	$1,396	$1,975
Servicing fees from capitalized portfolio(1)	70	79
Purchases of previously sold loans (2)	(128)	(7)
Servicing advances (3)	(452)	(574)
Repayment of servicing advances (3)	478	587
____________________

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Includes purchases of repurchase eligible loans and excludes indemnification payments to investors and insurers of the related mortgage loans.

(3)
Outstanding servicing advance receivables are presented in Servicing advances, net in the Condensed Consolidated Balance Sheets, except for advances related to loans in foreclosure or real estate owned, which are included in Other assets.

During the three months ended March 31, 2016 and 2015, pre-tax gains of $43 million and $63 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Condensed Consolidated Statements of Operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gross notional amount of derivatives:

	March 31, 2016	December 31, 2015
	(In millions)
Interest rate lock commitments	$1,325	$1,048
Forward delivery commitments	3,281	2,468
Option contracts	60	125
MSR-related agreements	3,840	3,945

The following tables present the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	March 31, 2016
	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$3	$(3)	$—	$—
MSR-related agreements	84	(1)	(74)	9
Derivative assets subject to netting	87	(4)	(74)	9
Not subject to master netting arrangements:
Interest rate lock commitments	29	—	—	29
Forward delivery commitments	1	—	—	1
Derivative assets not subject to netting	30	—	—	30
Total derivative assets	$117	$(4)	$(74)	$39

	Gross Liabilities	Offsetting Receivables	Cash Collateral Paid	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$10	$(4)	$(2)	$4
Not subject to master netting arrangements:
Interest rate lock commitments	1	—	—	1
Total derivative liabilities	$11	$(4)	$(2)	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$—	$—
MSR-related agreements	27	—	(23)	4
Derivative assets subject to netting	29	(2)	(23)	4
Not subject to master netting arrangements:
Interest rate lock commitments	21	—	—	21
Forward delivery commitments	1	—	—	1
Derivative assets not subject to netting	22	—	—	22
Total derivative assets	$51	$(2)	$(23)	$26

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$2	$2
Total derivative liabilities	$2	$(2)	$2	$2

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Gain on loans held for sale, net:
Interest rate lock commitments	$77	$81
Forward delivery commitments	(21)	(17)
Net derivative gain related to mortgage servicing rights:
MSR-related agreements	85	53

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Other Assets

Other assets consisted of:

	March 31, 2016	December 31, 2015
	(In millions)
Repurchase eligible loans(1)	$42	$104
Derivatives	39	26
Equity method investments	32	32
Mortgage loans in foreclosure, net	24	24
Real estate owned, net	20	21
Income taxes receivable	—	23
Other	19	17
Total	$176	$247
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

6. Other Liabilities

Other liabilities consisted of:

	March 31, 2016	December 31, 2015
	(In millions)
Accrual for legal and regulatory matters (Note 10)	$110	$105
Pension and other post employment benefits liability	11	11
Liability for income tax contingencies	11	9
Derivatives	5	2
Other	8	10
Total	$145	$137

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	March 31, 2016			December 31, 2015
	Balance	Interest Rate(1)	Available Capacity(2)	Balance
	(In millions)
Committed warehouse facilities	$602	2.5%	$998	$632
Uncommitted warehouse facilities	—	—	2,925	—
Servicing advance facility	102	2.3%	53	111

Term notes due in 2019(3)	272	7.375%	n/a	271
Term notes due in 2021(3)	334	6.375%	n/a	334
Unsecured debt	606			605
Total	$1,310			$1,348
______________

(1)
Interest rate shown represents the stated interest rate of outstanding borrowings, which may differ from the effective rate due to the amortization of premiums, discounts and issuance costs.  Warehouse facilities and the servicing advance facility are variable-rate.  Rate shown for warehouse facilities represents the weighted-average rate of current outstanding borrowings.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements, including asset-eligibility requirements.

(3)	Deferred issuance costs were reclassified from prior presentation in Other assets to a reduction in Unsecured debt.

 Assets held as collateral that are not available to pay the Company’s general obligations as of March 31, 2016 consisted of:

	Warehouse Facilities	Servicing Advance Facility
	(In millions)
Restricted cash	$7	$14
Servicing advances	—	141
Mortgage loans held for sale (unpaid principal balance)	627	—
Total	$634	$155

The following table provides the contractual debt maturities as of March 31, 2016:

	Warehouse Facilities	Servicing Advance Facility(1)	Unsecured Debt	Total
	(In millions)
Within one year	$602	$102	$—	$704
Between one and two years	—	—	—	—
Between two and three years	—	—	—	—
Between three and four years	—	—	275	275
Between four and five years	—	—	—	—
Thereafter	—	—	340	340
	$602	$102	$615	$1,319
_____________

(1)	Maturities of the servicing advance facility represent estimated payments based on the expected cash inflows of the receivables.

See Note 11, 'Fair Value Measurements' for the measurement of the fair value of Debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Warehouse Facilities

On March 29, 2016, the Company entered into a new committed mortgage repurchase facility of $100 million and an uncommitted mortgage repurchase facility of $100 million with Barclays Bank PLC. The expiration date of the committed facility is March 28, 2017.

On March 31, 2016, the committed mortgage repurchase facilities with Wells Fargo Bank were extended to April 2, 2017, and the total committed capacity was decreased by $100 million to $350 million at the Company's request.

Debt Covenants

In the first quarter of 2016, profitability conditions precedent to borrowing with certain of the Company's mortgage repurchase facilities have been modified to exclude its legal and regulatory provisions, while liquidity covenants have been enhanced to require that the Company maintain $150 million of cash and cash equivalents in excess of its accrual for legal and regulatory matters. There were no other significant amendments to the terms of debt covenants during the three months ended March 31, 2016.

As of March 31, 2016, the Company was in compliance with all financial covenants related to its debt arrangements.

8. Income Taxes

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

The following table and discussion summarizes items that significantly impacted Income tax expense or benefit and (decreased) increased the effective tax rate:

	Three Months Ended March 31,
	2016	2015
	(In millions)
State and local income taxes, net of federal tax benefits	$(2)	$1
Noncontrolling interest	—	(1)

State and local income taxes, net of federal tax benefits. Represents the impact to the effective tax rate from the pre-tax income or loss as well as the mix of income or loss from the operations by entity and state income tax jurisdiction.  The effective state tax rate for the three months ended March 31, 2016 is higher compared to the three months ended March 31, 2015.

Noncontrolling interest. Represents the impact to the effective tax rate from Realogy's portion of income taxes related to the income or loss attributable to PHH Home Loans.  The impact is driven by PHH Home Loans’ election to report as a partnership for federal and state income tax purposes, whereby, the tax expense is reported by the individual LLC members.  Accordingly, the Company’s income tax expense or benefit includes only its proportionate share of the income tax related to the income or loss generated by PHH Home Loans.

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

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized mortgage servicing rights as well as loans subserviced for others:

	March 31, 2016	December 31, 2015
	(In millions)
Loan Servicing Portfolio Composition
Owned	$97,084	$99,869
Subserviced	136,256	126,390
Total	$233,340	$226,259

Conventional loans	$205,305	$197,971
Government loans	23,919	24,087
Home equity lines of credit	4,116	4,201
Total	$233,340	$226,259

Weighted-average interest rate	3.8%	3.8%

	March 31, 2016		December 31, 2015
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	1.89%	1.39%	2.22%	1.55%
60 days	0.31	0.22	0.44	0.30
90 or more days	0.64	0.48	0.82	0.62
Total	2.84%	2.09%	3.48%	2.47%

Foreclosure/real estate owned(2)	1.67%	1.42%	1.74%	1.51%
______________

(1)	Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)
As of March 31, 2016 and December 31, 2015, the total servicing portfolio included 15,130 and 15,487 of loans in foreclosure with an unpaid principal balance of $2.9 billion and $3.0 billion, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repurchase and Foreclosure-Related Reserves

Repurchase and foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and for on-balance sheet loans in foreclosure and real estate owned. A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Balance, beginning of period	$89	$93
Realized losses	(6)	(5)
(Decrease) increase in reserves due to:
Changes in assumptions	(2)	2
New loan sales	2	2
Balance, end of period	$83	$92

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

As of March 31, 2016 and December 31, 2015, liabilities for probable losses related to repurchase and indemnification obligations of $56 million and $62 million, respectively are presented in the Condensed Consolidated Balance Sheets. The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of March 31, 2016, the estimated amount of reasonably possible losses in excess of the recorded liability was $30 million which primarily relates to the Company’s estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on an expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.

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

•
uncertainty related to losses associated with loans with defects that were excluded from the resolution agreement with Fannie Mae (which excludes loans with certain title defects or violations of law that were originated and delivered prior to July 1, 2012).

As of March 31, 2016, $171 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 10% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans in Foreclosure and Real Estate Owned

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2016	December 31, 2015
	(In millions)
Mortgage loans in foreclosure and related advances	$35	$34
Allowance for probable foreclosure losses	(11)	(10)
Mortgage loans in foreclosure, net	$24	$24
Real estate owned and related advances	$36	$38
Adjustment to value for real estate owned	(16)	(17)
Real estate owned, net	$20	$21

10. Commitments and Contingencies

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

As of March 31, 2016, the Company’s recorded accrual associated with legal and regulatory contingencies was $110 million and is presented in Other liabilities in the Condensed Consolidated Balance Sheets.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible losses cannot be estimated for all matters.  For matters where the Company can estimate the range, the Company believes reasonably possible losses in excess of recorded liability may be up to $150 million in aggregate as of March 31, 2016.

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

In November 2014, the Company received a recommended decision from the administrative law judge for the payment of $6.4 million to the CFPB.  The Company and the CFPB’s enforcement counsel both appealed the recommended decision to the Director of the CFPB. In June 2015, the Director of the CFPB issued a final order upholding in part, and reversing in part, the recommended decision. The final order requires the Company to pay $109 million, which is based upon the gross reinsurance premiums the Company received on or after July 21, 2008. Subsequently, the Company filed an appeal to the United States Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”).

In August 2015, the Court of Appeals stayed the CFPB's order pending the appeal, and as a result, the Company was not required to post the judgment amount in escrow or comply with injunctive relief provided for in the order. A hearing on the merits of the appeal was held on April 12, 2016. The Company is currently awaiting a ruling from the Court of Appeals on the merits of the appeal, which it expects to receive no later than the end of the third quarter of 2016. While the Company continues to believe that it has complied with RESPA and other laws applicable to its former mortgage reinsurance activities, there can be no assurances as to the final outcome of the appeal.

As of March 31, 2016, the Company's recorded estimate of probable losses in connection with this matter is not material, and is substantially less than the amount reflected in the final order issued by the Director of the CFPB.

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

As of March 31, 2016, the Company included an estimate of probable losses in connection with the MMC and NYDFS matters in the recorded accrual.

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

The Company has been cooperating in this investigation since its receipt of the subpoenas in 2013, and certain current and former employees of the Company have been deposed in connection with this matter. The Company is continuing its discussions with HUD about the ongoing investigation. As of March 31, 2016, the Company included an estimate of probable losses in connection with this matter in the recorded accrual.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lender-Placed Insurance. The Company is currently subject to pending litigation alleging that its servicing practices around lender-placed insurance were not in compliance with applicable laws.  Through its mortgage subsidiary, the Company did have certain outsourcing arrangements for the purchase of lender-placed hazard insurance for borrowers whose coverage had lapsed.  The Company believes that it has meritorious defenses to these allegations; however, the resolution of such matter may result in adverse judgments and other relief against the Company, as well as monetary payments or other agreements and obligations.  As of March 31, 2016, the Company included an estimate of probable losses in connection with this matter in the recorded accrual.

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

In addition, in October 2014, the Company received a document subpoena from the Office of the Inspector General of the Federal Housing Financing Agency (the “FHFA”) requesting production of certain documents related to, among other things, our origination, underwriting and quality control processes for loans sold to Fannie Mae and Freddie Mac.  While the FHFA, as regulator and conservator for Fannie Mae and Freddie Mac, does not have regulatory authority over the Company or its subsidiaries, there can be no assurance that Fannie Mae and/or Freddie Mac will not assert additional claims as a result of this inquiry.

11. Fair Value Measurements

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  The assessment also includes consideration of identifying the valuation approach that would be used currently by market participants.  If it is determined that a change in valuation technique or its application is appropriate, or if there are other changes in availability of observable data or market activity, the current methodology will be analyzed to determine if a transfer between levels of the valuation hierarchy is appropriate.  Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs. There has been no change in the valuation methodologies and classification pursuant to the valuation hierarchy during the three months ended March 31, 2016.

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of March 31, 2016 or December 31, 2015.

Recurring Fair Value Measurements

The following summarizes the fair value hierarchy for instruments measured at fair value on a recurring basis:

	March 31, 2016
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$683	$41	$—	$724
Mortgage servicing rights	—	—	770	—	770
Other assets—Derivative assets:
Interest rate lock commitments	—	—	29	—	29
Forward delivery commitments	—	4	—	(3)	1
MSR-related agreements	—	84	—	(75)	9
LIABILITIES
Other liabilities—Derivative liabilities:
Interest rate lock commitments	$—	$—	$1	$—	$1
Forward delivery commitments	—	10	—	(6)	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$704	$39	$—	$743
Mortgage servicing rights	—	—	880	—	880
Other assets—Derivative assets:
Interest rate lock commitments	—	—	21	—	21
Forward delivery commitments	—	3	—	(2)	1
MSR-related agreements	—	27	—	(23)	4
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$2	$—	$—	$2

Significant inputs to the measurement of fair value and further information on the assets and liabilities measured at fair value are as follows:

Mortgage Loans Held for Sale (“MLHS”).  The Company has elected to record MLHS at fair value which is intended to better reflect the underlying economics and eliminate the operational complexities of risk management activities and hedge accounting requirements. The following table reflects the difference between the carrying amounts of MLHS measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	March 31, 2016		December 31, 2015
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$724	$10	$743	$9
Aggregate unpaid principal balance	716	12	738	11
Difference	$8	$(2)	$5	$(2)

The following table summarizes the components of mortgage loans held for sale:

	March 31, 2016	December 31, 2015
	(In millions)
First mortgages:
Conforming	$642	$616
Non-conforming	41	88
Total first mortgages	683	704
Second lien	4	4
Scratch and Dent	37	35
Total	$724	$743

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Servicing Rights.  The following tables summarize certain information regarding the initial and ending capitalization rate of MSRs:

	Three Months Ended March 31,
	2016	2015
Initial capitalization rate of additions to MSRs	0.99%	1.06%

	March 31, 2016	December 31, 2015
Capitalization servicing rate	0.80%	0.89%
Capitalization servicing multiple	2.8	3.1
Weighted-average servicing fee (in basis points)	29	29

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	March 31, 2016	December 31, 2015
Weighted-average prepayment speed (CPR)	11.1%	9.1%
Option adjusted spread, in basis points (OAS)	991	977
Weighted-average delinquency rate	4.9%	5.3%

In the first quarter of 2015, the Company integrated an updated prepayment model used in the valuation of MSRs which is more closely aligned with the slower actual prepayment speeds of the capitalized servicing portfolio and made further updates to the cash flow model based on a market data calibration.  These updates to the valuation model resulted in a $46 million positive change in fair value of MSRs during the three months ended March 31, 2015.

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	March 31, 2016
	Weighted- Average Prepayment Speed	Option Adjusted Spread	Weighted- Average Delinquency Rate
	(In millions)
Impact on fair value of 10% adverse change	$(35)	$(34)	$(19)
Impact on fair value of 20% adverse change	(68)	(65)	(37)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  The average pullthrough percentage used in measuring the fair value of interest rate lock commitments (IRLCs) as of March 31, 2016 and December 31, 2015 was 73% and 74%, respectively. The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

Level Three Measurements

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	MLHS	MSRs	IRLCs, net	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$39	$880	$21	$42	$1,005	$22
Realized and unrealized gains (losses)	1	(121)	77	2	(26)	81
Purchases	5	—	—	7	—	—
Issuances	1	13	—	—	20	—
Settlements	(9)	(2)	(70)	(6)	(13)	(65)
Transfers into Level Three	11	—	—	7	—	—
Transfers out of Level Three	(7)	—	—	(11)	—	—
Balance, end of period	$41	$770	$28	$41	$986	$38

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

Realized and unrealized gains (losses) related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Gain on loans held for sale, net:
Mortgage loans held for sale	$—	$1
Interest rate lock commitments	77	81
Change in fair value of mortgage servicing rights:
Mortgage servicing rights	(121)	(26)
Interest income:
Mortgage loans held for sale	1	1

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Gain on loans held for sale, net	$25	$36
Change in fair value of mortgage servicing rights	(95)	12

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Other Financial Instruments

As of March 31, 2016 and December 31, 2015, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents, Restricted cash, Accounts receivable and Servicing advance receivables, the carrying value approximates fair value due to the short-term nature of such instruments.

Debt.  As of March 31, 2016 and December 31, 2015, the total fair value of Debt was $1.3 billion for both periods, and is measured using Level Two inputs. As of March 31, 2016, the fair value of Level Two Debt was estimated using the following valuation techniques: (i) $572 million was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; and (ii) $704 million was measured using observable spreads and terms for recent pricing of similar instruments.

12. Variable Interest Entities

Assets and liabilities of significant variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2016		December 31, 2015
	PHH Home Loans	Servicing Advance Receivables Trust	PHH Home Loans	Servicing Advance Receivables Trust
	(In millions)
ASSETS
Cash	$70	$—	$80	$—
Restricted cash	6	14	5	13
Mortgage loans held for sale	326	—	389	—
Accounts receivable, net	9	—	5	—
Servicing advances, net	—	141	—	157
Property and equipment, net	1	—	1	—
Other assets	16	—	11	1
Total assets	$428	$155	$491	$171
Assets held as collateral	$298	$155	$361	$170

LIABILITIES
Accounts payable and accrued expenses	$14	$—	$14	$—
Debt	285	102	345	111
Other liabilities	6	—	6	—
Total liabilities(1)	$305	$102	$365	$111

———————

(1)	Excludes intercompany payables.

13. Segment Information

Operations are conducted through the following two reportable segments:

■	Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

■
Mortgage Servicing — performs servicing activities for loans originated by PHH Mortgage and mortgage servicing rights purchased from others, and acts as a subservicer for certain clients that own the underlying mortgage servicing rights.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's operations are located in the U.S. The heading Other includes expenses that are not allocated back to the two reportable segments.  Management evaluates the operating results of each of the reportable segments based upon Net revenues and Segment profit or loss, which is presented as the Income or loss before income tax expense or benefit and after Net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy’s noncontrolling interest in the profit or loss of PHH Home Loans.

Segment results were as follows:

	Total Assets
	March 31, 2016	December 31, 2015
	(In millions)
Mortgage Production segment	$999	$1,036
Mortgage Servicing segment	1,604	1,802
Other	847	804
Total	$3,450	$3,642

	Net Revenues
	Three Months Ended March 31,
	2016	2015
	(In millions)
Mortgage Production segment	$113	$137
Mortgage Servicing segment	44	121
Other	—	3
Total	$157	$261

	Segment (Loss) Profit (1)
	Three Months Ended March 31,
	2016	2015
	(In millions)
Mortgage Production segment	$(26)	$(19)
Mortgage Servicing segment	(21)	57
Other	(2)	(9)
Total	$(49)	$29
———————
(1) The following is a reconciliation of Loss or income before income taxes to Segment loss or profit:

	Three Months Ended March 31,
	2016	2015
	(In millions)
(Loss) income before income taxes	$(49)	$31
Less: net income attributable to noncontrolling interest	—	2
Segment (loss) profit	$(49)	$29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Cautionary Note Regarding Forward-Looking Statements and our Condensed Consolidated Financial Statements and Part II—Item 1A. Risk Factors in this Form 10-Q and Part I—Item 1. Business, Part I—Item 1A. Risk Factors, Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements included in our 2015 Form 10-K.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in sections as follows:

▪	Overview

▪	Results of Operations

▪	Risk Management

▪	Liquidity and Capital Resources

▪	Critical Accounting Policies and Estimates

▪	Recently Issued Accounting Pronouncements

OVERVIEW

We are a leading provider of end to end mortgage solutions. We operate in two business segments: Mortgage Production, which provides mortgage loan origination services and sells mortgage loans, and Mortgage Servicing, which performs servicing activities for originated and purchased loans, and acts as a subservicer.

Executive Summary

Business Update
Our results for the first quarter of 2016 were consistent with our expectations and reflect the seasonality of our production business. During the first quarter, the 10-Year Treasury yield declined leading to a sequential increase in industry-wide refinancing application volume and a decline in the value of mortgage servicing rights. Our mortgage production volumes did not keep pace with the overall market, as our volume in the private label channel is largely driven by our clients' actions and sales activity; however, we experienced a sequential increase in mortgage applications. We experienced an increase in prepayment speeds during the first quarter of 2016, but foreclosure and repossession expenses continued to decline. We expect that a persistent low interest rate environment will continue to have a negative effect on the results of our Mortgage Servicing segment.
In April 2016, we announced upcoming changes related to certain of our Private Label client relationships that represent a significant percentage of our total loan originations.

•
Merrill Lynch Home Loans, a division of Bank of America, National Association ("Merrill Lynch") has moved the origination of new applications for certain mortgage loan products to its internal operations effective April 25, 2016, and has significantly reduced its volume forecast for the remainder of 2016. On an annualized basis, we estimate that the combined effect of these changes could represent a reduction of approximately 20% of Merrill Lynch’s 2015 loan closing volume or approximately 5% of our total 2015 loan closing volume. There can be no assurances that our origination volumes sourced from Merrill Lynch will not be subject to further change.

In addition, Merrill Lynch has informed us that it intends to insource its subservicing portfolio no later than the subservicing contract expiration date of December 31, 2016. Merrill Lynch’s subservicing accounted for $36 billion in unpaid principal balance, or 28% of our subservicing portfolio and 16% of our total servicing portfolio, in each case as of December 31, 2015.

•
Morgan Stanley Private Bank, National Association (“MSPBNA”), which represented 20% of our loan closing volume for the year ended December 31, 2015 has exercised its contractual right to extend origination services with us through October 31, 2017. At the same time, MSPBNA has informed us that it is assessing the arrangement for its mortgage origination services upon this new expiration date. PHH and MSPBNA are engaged in discussions regarding ways in which the two parties could continue to partner upon contract expiration, although there can be no assurances that any arrangement will result between the parties. MSPBNA has also indicated its intention to maintain its subservicing portfolio at the Company at this time.

We believe these decisions reflect the broader dynamics in our industry, including higher compliance and other costs associated with a more onerous regulatory environment. In light of these developments, and the evolving nature of the private label model, we are evaluating the strategic direction of the private label business model concurrent with the evaluation of our review of strategic options, and we intend to take appropriate measures to adjust our operations based upon the results of these evaluations.

Strategic Review
We are currently working through the details of our strategic review process and are taking the necessary steps to assess actions that are consistent with maximizing value for our shareholders. We believe that our strong balance sheet and liquidity position provides us with the flexibility to be selective about the course of actions we are pursuing, and we believe it is important to retain this flexibility to ensure that we may pursue all available options to maximize value for our shareholders. We have thus decided to not take any capital actions, including share repurchases, until we have greater clarity into the best path forward and its requirements. Based on our work to date, we have made the following conclusions:

1.
We will not be pursuing our previously communicated acquisition strategy at this time, and we are re-evaluating our prior scale objectives of $80 billion in mortgage production and $300 billion in mortgage servicing.

2.
Given the persistent low interest rate environment, the uncertain outlook for servicing cost inflation, and our high cost of capital, we are exploring all alternatives to substantially reduce our investment in mortgage servicing rights and related debt.

3.	We have decided to exit the Wholesale/Correspondent channel due to its subpar profitability and our intentions to reduce our investment in MSRs.
While we continue our comprehensive review of strategic options, we remain focused on operating the business to minimize cash consumption and operating losses and in a manner consistent with our priorities of (i) improving profitability; (ii) operationalizing the requirements of our revised private label contracts; (iii) preserving our balance sheet strength and liquidity position; and (iv) resolving our legacy regulatory matters.
For information about risks related to our strategies and the strategic review, see “Part II—Item 1A. Risk Factors—Risks Related to Our Strategies—Our exploration of strategic options, and our announcement thereof, could materially and adversely affect our business, results of operations and cash flows; there can be no assurance that such process will result in any particular strategic transaction being pursued or that any such actions will be beneficial to our shareholders." in this Form 10-Q.
Legal and Regulatory Matters
The various regulators of our business, and those of our private label clients, have significantly increased the number of examination requests and reviews they perform of our operations. Additionally, we are currently managing through various regulatory investigations, examinations and inquiries related to our mortgage origination and servicing practices.

Our significant outstanding legal and regulatory matters include matters with the CFPB, a multistate coalition of certain mortgage banking regulators, the New York Department of Financial Services, and the Office of the Inspector General of the U.S. Department of Housing and Urban Development. Our experience is consistent with other companies in the mortgage industry, and several large mortgage originators have been subject to similar matters, which have resulted in the payment of substantial fines and penalties. Although these matters present a significant amount of uncertainty, we are working towards resolving these legal and regulatory matters in order to allow us to focus on our strategic objectives. We believe some or all of these matters will likely carry into at least the second half of 2016, but we cannot estimate a final resolution date. For further information about these matters, see Note 10, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements and “Part I—Item 1A. Risk Factors—Legal and Regulatory Risks—We are subject to litigation and regulatory investigations, inquiries and proceedings, and we may incur fines, penalties, increased costs, and other consequences that could negatively impact our business, results of operations, liquidity and cash flows or damage our reputation." in our 2015 Form 10-K.
We expect the higher level of legislative and regulatory focus on mortgage origination and servicing practices will continue to result in higher legal, compliance and servicing related costs and heightened risk of potential regulatory fines and penalties, as well as other consumer relief or injunctive relief. Such developments may result in limitations on our ability to pursue business strategies or otherwise adversely affect the manner in which we conduct our business.  Additionally, the current regulatory compliance environment requires us to have in place multiple layers of control and oversight for existing regulations as well as for the evaluation and implementation of emerging standards, which has resulted in a significant increase in our overhead cost structure.
Our failure to comply with applicable laws, rules, regulations or the terms of agreements with regulators could result in regulatory fines and penalties, litigation and/or other financial losses, including potential losses resulting from lost client relationships or loss of our approvals to engage in our origination and servicing businesses. For more information, see “Part I—Item 1A. Risk Factors—Legal and Regulatory Risks—Our business is complex and heavily regulated, and the full impact of regulatory developments to our business remains uncertain. Any failure of ours to comply with applicable laws, rules, regulations or the terms of agreements with regulators could have a material adverse effect on our business, financial position, results of operations or cash flows." in our 2015 Form 10-K.

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations and segment profit or loss for our reportable segments:

	Three Months Ended March 31,
	2016	2015
	(In millions, except per share data)
Net revenues	$157	$261
Total expenses	206	230
(Loss) Income from before income taxes	(49)	31
Income tax (benefit) expense	(19)	8
Net (loss) income	(30)	23
Less: net income attributable to noncontrolling interest	—	2
Net (loss) income attributable to PHH Corporation	$(30)	$21

Basic (loss) earnings per share attributable to PHH Corporation	$(0.56)	$0.40

Diluted (loss) earnings per share attributable to PHH Corporation	$(0.56)	$0.34

Our financial results for the first quarter of 2016 reflect the continued challenges associated with the mortgage industry environment, including legal and regulatory provisions, as well as declining refinancing volumes. In addition, the MSR incurred unfavorable market-related fair value adjustments, net of related derivatives compared to the prior year quarter, which is the primary driver of our results varying from net income in the first quarter of 2015 to a net loss in the first quarter of 2016. In 2016, management is undertaking a comprehensive review of all strategic options, including capital structure and deployment alternatives, to maximize value for shareholders. See further discussion under “—Strategic Review” in "Overview—Executive Summary".

Our business has experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to interest rates and the real estate markets, which impacts our loan origination volumes, valuation of our mortgage servicing rights and repurchase and foreclosure-related charges.  We are expecting a challenging mortgage origination environment to continue in 2016, based on industry forecasts for a decrease in total closings and smaller total origination market. Industry forecasts for 2016 also reflect significant decreases to the refinance volume, partially offset by projected increases in the home purchase market. Further, we are expecting higher levels of compliance-related costs and are working to resolve our existing legal and regulatory matters. See “—Risk Management” in this Form 10-Q for additional information regarding our interest rate and operational risks and Note 10, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements for information regarding our existing regulatory matters.

Income Taxes. We record our interim tax provision by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable.  Certain results dependent on fair value adjustments are considered to not be reliably estimable, and therefore we record discrete year-to-date income tax provisions on those results.

Our effective income tax rate for the three months ended March 31, 2016 and 2015 was (38.1)% and 26.2%, respectively.  Our effective tax rates differ from our federal statutory rate of 35%, primarily due to: (i) state tax provision; and (ii) amounts of net income attributable to noncontrolling interest (for which no taxes are recorded at PHH Corporation).

See Note 8, 'Income Taxes' in the accompanying Notes to Condensed Consolidated Financial Statements.

Revenues

	Three Months Ended March 31,
	2016	2015
	(in millions)
Origination and other loan fees	$61	$58
Gain on loans held for sale, net	48	82
Loan servicing income	91	104
Change in fair value of mortgage servicing rights, net of related derivatives	(36)	27
Net interest expense	(9)	(17)
Other income	2	7
Net revenues	$157	$261

Gain on Loans held for sale, net revenue, from our Mortgage Production segment, decreased by $34 million resulting from the unfavorable change in IRLCs expected to close and a 20 basis point, or 6%, decline in the average total loan margins compared to the first quarter of 2015. Total closings declined by 15%, reflecting the strong refinancing demand in the first quarter of 2015 driven by the relative interest rate environment which was not duplicated in the first quarter of 2016.

Loan servicing income for the first quarter of 2016 was lower by $13 million compared to the prior year quarter, primarily due to a 12% decrease in the average capitalized portfolio, as well as a $4 million loss on the sale of delinquent FNMA servicing and Ginnie Mae buyout eligible loans.

During the first quarter of 2016, we experienced $75 million of lower MSR market-related fair value adjustments, net of related derivatives, driven by a 39 bps decrease in the modeled primary mortgage rate during the first quarter of 2016, while the first quarter of 2015 included favorable adjustments associated with updates to our prepayment model to align modeled and actual prepayments and changes from market data calibration.

Net interest expense decreased by $8 million as compared to the first quarter of 2015, primarily due to the June 2015 retirement of substantially all of our convertible notes due in 2017. This resulted in a decrease of $7 million of Unsecured interest expense as compared to the first quarter of 2015.

Expenses

	Three Months Ended March 31,
	2016	2015
Salaries and related expenses	$90	$87
Commissions	12	19
Loan origination expenses	16	24
Foreclosure and repossession expenses	7	15
Professional and third-party service fees	39	42
Technology equipment and software expenses	10	10
Occupancy and other office expenses	13	12
Depreciation and amortization	4	5
Other operating expenses:
Legal and regulatory reserves	5	—
Other	10	16
Total expenses	$206	$230

Commissions for the first quarter of 2016 declined by $7 million, or 37%, compared to the first quarter of 2015, and Loan origination expenses decreased from the prior year quarter by $8 million, or 33%. These decreases were driven primarily by a 22% decrease in retail closing units. The lower overall closing and application volumes in the first quarter of 2016 were primarily caused by decreases in refinance activity that peaked during the first quarter of 2015 due to the industry demand and the relative interest rate environment.

The $8 million or 53% decrease in Foreclosure and repossession expenses from the first quarter of 2015 was primarily driven by servicing sales of delinquent government loans which began transferring in the first quarter of 2015, resulting in lower delinquent servicing costs.

Other expenses decreased by $6 million from the first quarter of 2015 primarily due to reductions in our Repurchase and foreclosure-related charges. The benefit recorded in the first quarter of 2016 was a result of a recalibration of our repurchase model to reflect lower repurchase activity trends compared to prior model estimates.

We recorded increased provisions for legal and regulatory matters of $5 million in the first quarter of 2016. As discussed in “—Executive Summary”, we are currently managing through several regulatory investigations, examinations and inquiries related to our historical mortgage servicing practices and our reserves are based on currently available information. For more information regarding legal proceedings, see Note 10, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements.

Mortgage Production Segment

The mortgage production environment has continued to be influenced by a complex regulatory compliance environment, increased competition from non-bank originators and changes to mortgage-backed security programs, including increases in guarantee fees.  Future conforming origination volumes and loan margins may be negatively impacted by higher interest rates and increases in guarantee fees.

During the first half of 2015, the origination environment experienced a brief surge in refinance activity from relatively lower interest rates; however, the environment is now operating in a lower volume, home purchase driven mortgage market. According to Fannie Mae's April 2016 Economic and Housing Outlook, refinance closings represented 51% of total industry originations during the first quarter of 2016, as compared to 58% in the first quarter of 2015. Refinance closings are expected to represent 37% of industry closings for the remainder of 2016, compared to 46% for the full year 2015.

In recent periods, our Mortgage Production segment results have been negatively impacted by the higher mix of fee-based closings since the revenue per loan on fee-based closings is generally lower than saleable closings. However, in the fourth quarter of 2015, we completed our planned private label contract renegotiation process and expect to realize the full benefits and increases to net revenues of the amendments in the second quarter of 2016.

In April 2016, Merrill Lynch Home Loans, a division of Bank of America, National Association, moved the origination of new applications for certain mortgage loan products to its internal operations, and has significantly reduced its volume forecast for the remainder of 2016. On an annualized basis, we estimate that the combined effect of these changes could represent a reduction of approximately 5% of our total 2015 loan closing volume. We estimate that this represents a reduction in pre-tax earnings of approximately $10 million for 2016, or $13 million on an annualized basis, exclusive of any offsetting management actions. Concurrently, we announced that Morgan Stanley Private Bank, N.A., which represented 20% of our total 2015 loan closing volume, has exercised its contractual right to extend origination services with us through October 31, 2017.

These client developments, as well as the evolving regulatory, compliance and vendor oversight environment are a key part of our overall evaluation of the strategic direction of our business. Based on our strategic evaluation thus far, we have also decided to exit the Wholesale/correspondent lending channel which represented 3% of our total closings both for the three months ended March 31, 2016 and for the year ended December 31, 2015. Refer to “—Overview—Executive Summary” for more information about our evaluation of strategic alternatives for our business.

For information about our client and concentration risk, see “Part I—Item 1A. Risk Factors—Risks Related to Our Business—The private label channel of our Mortgage Production segment has client-concentration risk related to the significant percentage of originations sourced from Merrill Lynch Home Loans, a division of Bank of America, National Association, Morgan Stanley Private Bank, N.A. and HSBC Bank USA. Any declines in the volume of loan originations sourced from these agreements, whether due to termination, non-renewal, or at the election of our counterparty, may materially and adversely impact our business and our consolidated financial position, results of operations and cash flows." in our 2015 Form 10-K.

Segment Metrics:

	Three Months Ended March 31,
	2016	2015
	($ In millions)
Closings:
Saleable to investors	$1,988	$3,102
Fee-based	5,967	6,250
Total	$7,955	$9,352

Purchase	$3,374	$3,816
Refinance	4,581	5,536
Total	$7,955	$9,352

Retail - PLS	$6,353	$7,047
Retail - Real Estate	1,341	2,019
Total retail	7,694	9,066
Wholesale/correspondent	261	286
Total	$7,955	$9,352

Retail - PLS (units)	11,689	13,625
Retail - Real Estate (units)	4,968	7,608
Total retail (units)	16,657	21,233
Wholesale/correspondent (units)	1,011	1,307
Total (units)	17,668	22,540

Applications:
Saleable to investors	$3,312	$5,368
Fee-based	8,991	9,808
Total	$12,303	$15,176

Retail - PLS	$9,708	$11,430
Retail - Real Estate	2,077	3,142
Total retail	11,785	14,572
Wholesale/correspondent	518	604
Total	$12,303	$15,176

Retail - PLS (units)	16,563	21,926
Retail - Real Estate (units)	7,553	11,706
Total retail (units)	24,116	33,632
Wholesale/correspondent (units)	1,946	2,582
Total (units)	26,062	36,214

Other:
IRLCs expected to close	$1,168	$2,135
Total loan margin on IRLCs (in basis points)	295	315
Loans sold	$2,163	$2,964

Segment Results:

	Three Months Ended March 31, 2016
	2016	2015
	(In millions)
Origination and other loan fees	$61	$58
Gain on loans held for sale, net	48	82
Net interest income (expense):
Interest income	7	9
Secured interest expense	(5)	(6)
Unsecured interest expense	—	(8)
Net interest income (expense)	2	(5)
Other income	2	2
Net revenues	113	137

Salaries and related expenses	57	55
Commissions	12	19
Loan origination expenses	16	24
Professional and third-party service fees	5	7
Technology equipment and software expenses	1	1
Occupancy and other office expenses	7	7
Depreciation and amortization	2	3
Other operating expenses	39	38
Total expenses	139	154

Loss before income taxes	(26)	(17)
Less: net income attributable to noncontrolling interest	—	2
Segment loss	$(26)	$(19)

First Quarter 2016 Compared With First Quarter 2015:  Mortgage Production segment loss was $26 million during the first quarter of 2016 compared to a loss of $19 million during the first quarter of 2015.  Net revenues decreased to $113 million, down $24 million, or 18%, compared to the prior year quarter driven by lower volumes of IRLCs and closings, partially offset by lower allocated unsecured interest expense.  The lower volume of closings in the first quarter of 2016 was a result of strong refinancing demand in the first quarter of 2015 due to the relative interest rate environment. Total expenses decreased to $139 million, down $15 million compared with the first quarter of 2015, primarily driven by a decline in origination volumes, which resulted in lower Loan origination expenses and Commissions.

Net revenues.  Origination and other loan fees were $61 million, up $3 million, or 5%, compared to the prior year quarter. Origination assistance fees increased by $7 million, which was driven by $8 million of operating benefits from amendments to our private label agreements, partially offset by a 14% decrease in total PLS closing units compared to the prior year quarter. This increase was offset by a $4 million decrease in appraisal income and application fees primarily driven by a 22% decrease in total retail closing units.

Gain on loans held for sale, net was $48 million during the first quarter of 2016, declining 41% as compared to $82 million for the prior year quarter, which was primarily related to a 45% decrease in IRLCs expected to close as well as a 20 basis point decrease in average total loan margins. IRLCs expected to close were impacted by the increased mix of fee-based closings (where we do not enter into an IRLC).

Allocated unsecured interest expense was zero in the first quarter of 2016, as compared to $8 million for the first quarter of 2015, driven by updates to our interest allocation methodology in 2016 compared to 2015. We evaluate the capital structure of each segment on an annual basis and have not allocated unsecured interest expense during 2016 as our Mortgage Production segment's capital structure was fully supported by existing cash and the secured warehouse debt facilities in the first quarter of 2016.

Total expenses.  Commissions were down $7 million, or 37%, and Loan origination expenses were down $8 million, or 33%, compared to the prior year quarter primarily due to a 34% decrease in closings from our real estate channel.

See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended March 31, 2016
	2016	2015
	(In millions)
Gain on loans held for sale, net:
Gain on loans	$40	$71
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(2)	—
Economic hedge results	10	11
Total change in fair value of mortgage loans and related derivatives	8	11
Total	$48	$82

Salaries and related expenses:
Salaries, benefits and incentives	$53	$52
Contract labor and overtime	4	3
Total	$57	$55

Other operating expenses:
Corporate overhead allocation	$34	$32
Other expenses	5	6
Total	$39	$38

Mortgage Servicing Segment

Our Mortgage Servicing segment has experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to changes in interest rates and the related impact on our modeled MSR cash flows, high delinquent GNMA servicing costs and other market risks. These factors can be impacted by, among other factors, conditions in the housing market, general economic factors, including higher unemployment rates, and policies of the Federal Reserve.

In recent years, the residential mortgage industry has been under heightened scrutiny from federal, state and local regulators which has resulted in, and may result in, higher costs and enhanced regulatory, compliance and vendor oversight requirements.  The results of servicing our owned, or capitalized, portfolio have been negatively impacted by the persistent low interest rate environment and increasing costs to comply with regulations, while the compensation for servicers has remained constant. We expect that costs to service may continue to exceed revenue from the capitalized portfolio in the short term. We are exploring options to reduce the amount of MSRs on our balance sheet, and we believe that a substantial reduction in our owned MSR portfolio and related balance of unsecured debt used to fund MSRs could improve profitability and free-up additional capital.

We intend to continue to pursue growth in our subservicing portfolio. Subservicing fee revenue is generally lower than the servicing fee received by the owner of the MSRs; however, there are lower financial risks inherent in subservicing as compared to owning the MSR asset.  Subservicing reduces our exposure to fluctuations in interest rates and the related earnings volatility from market-related changes in fair value of our MSRs, and our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships as those risks are retained by the owner of the servicing rights. Although there are lower risks related to subservicing, our clients generally have the right to terminate the subservicing agreements without cause.

In April 2016, Merrill Lynch Home Loans, a division of Bank of America, National Association, has informed us of their intent to insource their subservicing portfolio no later than the subservicing contract expiration date of December 31, 2016. As of December 31, 2015, Merrill Lynch’s subservicing accounted for 93,731 units and approximately $36 billion in unpaid principal balance, or 28% of our subservicing portfolio and 16% of our total servicing portfolio. We estimate that this represents a reduction in pre-tax earnings of approximately $10 million on an annualized basis, exclusive of any offsetting management actions.

Refer to “—Overview—Executive Summary” for more information about our evaluation of strategic alternatives for our business.

For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Business—The profitability of our Mortgage Servicing segment has been adversely affected by increased costs to service and declines in our capitalized servicing portfolio. Despite these increases in costs, the revenue received for mortgage servicing activities has remained constant for holders of mortgage servicing rights. There can be no assurances that our mortgage servicing rights asset will yield its modeled value, which could have an adverse effect on our business, financial position, and results of operations.” in our 2015 Form 10-K.

Segment Metrics:

	March 31,
	2016	2015
	($ In millions)
Total Loan Servicing Portfolio:
Unpaid Principal Balance	$233,340	$224,194

Number of loans in owned portfolio (units)	628,104	697,090
Number of subserviced loans (units)	486,549	426,538
Total number of loans serviced (units)	1,114,653	1,123,628

Capitalized Servicing Portfolio:
Unpaid Principal Balance	$96,116	$108,792
Capitalized servicing rate	0.80%	0.91%
Capitalized servicing multiple	2.8	3.2
Weighted-average servicing fee (in basis points)	29	29

	Three Months Ended March 31,
	2016	2015
	(In millions)
Total Loan Servicing Portfolio:
Average Portfolio UPB	$229,970	$225,591

Capitalized Servicing Portfolio:
Average Portfolio UPB	$97,647	$110,823
Payoffs and principal curtailments	3,955	4,579
Sales	272	1,228

Segment Results:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net loan servicing income:
Loan servicing income	$91	$104
Change in fair value of mortgage servicing rights	(121)	(26)
Net derivative gain related to MSRs	85	53
Net loan servicing income	55	131
Net interest expense:
Interest income	2	—
Secured interest expense	(3)	(3)
Unsecured interest expense	(10)	(9)
Net interest expense	(11)	(12)
Other income	—	2
Net revenues	44	121

Salaries and related expenses	18	16
Foreclosure and repossession expenses	7	15
Professional and third-party service fees	9	7
Technology equipment and software expenses	4	4
Occupancy and other office expenses	5	4
Depreciation and amortization	1	—
Other operating expenses	21	18
Total expenses	65	64
Segment (loss) profit	$(21)	$57

First Quarter 2016 Compared With First Quarter 2015:  Mortgage Servicing segment loss was $21 million during the first quarter of 2016 compared to a segment profit of $57 million during the prior year quarter.  Net revenues decreased to $44 million, down $77 million, or 64%, compared to the prior year quarter primarily driven by unfavorable comparisons in our MSR market-related fair value adjustments and a decline in loan servicing income that was partially offset by higher net gains on our MSR derivatives.  Total expenses increased to $65 million, up $1 million, or 2%, compared with the first quarter of 2015 primarily driven by a provision for legal and regulatory matters and higher Corporate overhead allocation, Salaries and related expenses and Professional and third-party service fees that were partially offset by decreases in Foreclosure and repossession expenses and Repurchase and foreclosure-related charges.

Net revenues.  We continued to experience a decline in our capitalized loan servicing portfolio driven by the execution of our MSR flow sale arrangements and an increase in our subservicing portfolio driven by the addition of a subservicing portfolio of 34,087 units and $8 billion in unpaid principal balance during the first quarter of 2016.  As a result, Servicing fees from our capitalized portfolio decreased to $70 million, down $9 million, or 11%, compared to the prior year quarter driven by a 12% decrease in our average capitalized loan servicing portfolio.  Late fees and other ancillary servicing revenue decreased by $5 million, or 45% compared to the prior year quarter primarily driven by a loss on the sale of delinquent FNMA servicing and repurchase activity related to Ginnie Mae buyout eligible loans which together totaled $4 million in first quarter of 2016.

MSR valuation changes from actual prepayments of the underlying mortgage loans decreased by $7 million, or 25%, due to a 19% decrease in payoffs in our capitalized servicing portfolio and a 10 bps decrease in the value of actual prepayments compared to the prior year quarter. The decline in interest rates during the first quarter of 2015 led to a higher level of refinance closings and payoffs in our MSR in the prior year quarter. MSR valuation changes from actual receipts of recurring cash flows decreased by $5 million, or 50%, due to a lower average capitalized servicing rate in the first quarter of 2016 compared to the prior year quarter, as well as a favorable impact from the MSR value changes of Ginnie Mae buyout eligible loan transactions.

During the first quarter of 2016, Market-related fair value adjustments decreased the value of our MSRs by $95 million which was partially offset by $85 million of net gains on MSR derivatives.  This activity was primarily attributable to a 39 basis point decline in the modeled primary mortgage rate, as well as a 50 basis point decline in the 10-year Treasury interest rate.

During the first quarter of 2015, while the mortgage rate used to value our MSR asset declined by 12 basis points, Market-related fair value adjustments increased the value of our MSRs by $12 million, and we recorded net gains on MSR derivatives of $53 million primarily related to the decline in interest rates. The $12 million positive Market-related fair value adjustments included $46 million of favorable adjustments associated with updates to our prepayment model to align modeled and actual prepayments and changes from market data calibration. These increases in value of our MSR were partially offset by a $34 million decrease in value primarily related to a decline in the modeled mortgage rate and a flattening of the yield curve.

Total expenses.  Salaries and related expenses increased by $2 million, or 13%, compared to the prior year quarter primarily due to an increase in temporary contract labor to assist with customer service demands.

Foreclosure and repossession expenses decreased by $8 million from the prior year quarter primarily driven by servicing sales of delinquent government loans, resulting in lower delinquent servicing costs.

Professional and third-party service fees increased by $2 million compared to the prior year quarter primarily driven by expenses incurred during the first quarter of 2016 related to compliance activities.

During the first quarter of 2016, we recorded a $2 million benefit for Repurchase and foreclosure-related charges primarily due to a recalibration of our repurchase model to reflect lower repurchase activity trends compared to prior model estimates. In the first quarter of 2015, we recorded $2 million for Repurchase and foreclosure-related charges primarily driven by expenses not reimbursed pursuant to government mortgage insurance programs and expenses for repurchase and indemnification claims related to certain private investors.

We have continued to be subject to various legal proceedings and regulatory investigations, examinations and inquiries related to our legacy mortgage servicing practices. As a result, we recorded a $5 million provision for legal and regulatory matters during the first quarter of 2016.

Corporate overhead allocations increased by $3 million compared to the prior year quarter primarily due to increased information technology costs to comply with enhanced regulatory demands. See “—Other” for a discussion of the Corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Loan servicing income:
Servicing fees from capitalized portfolio	$70	$79
Subservicing fees	18	18
Late fees and other ancillary servicing revenue	6	11
Curtailment interest paid to investors	(3)	(4)
Total	$91	$104

Changes in fair value of mortgage servicing rights:
Actual prepayments of the underlying mortgage loans	$(21)	$(28)
Actual receipts of recurring cash flows	(5)	(10)
Market-related fair value adjustments	(95)	12
Total	$(121)	$(26)

Other operating expenses:
Corporate overhead allocation	$14	$11
Repurchase and foreclosure-related charges	(2)	2
Legal and regulatory reserves	5	—
Other expenses	4	5
Total	$21	$18

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

Results:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net revenues	$—	$3
Salaries and related expenses	15	16
Professional and third-party service fees	25	28
Technology equipment and software expenses	5	5
Occupancy and other office expenses	1	1
Depreciation and amortization	1	2
Other operating expenses	3	3
Total expenses before allocation	50	55
Corporate overhead allocation:
Mortgage Production segment	(34)	(32)
Mortgage Servicing segment	(14)	(11)
Total expenses	2	12
Net loss before income taxes	$(2)	$(9)

First Quarter 2016 Compared With First Quarter 2015:  Net loss before income taxes was $2 million during the first quarter of 2016, compared to a loss of $9 million during the prior year quarter.

Net revenues. There were no Net revenues during the first quarter of 2016 since the transition services agreement related to the sale of the Fleet business was substantially complete at the end of the second quarter of 2015. Net revenues from the transition service agreement during the first quarter of 2015 were $3 million.

Total expenses. Total expenses before allocations decreased to $50 million, down $5 million, or 9%, compared to the prior year quarter. Professional and third-party service fees decreased to $25 million, down $3 million, or 11%, compared to the prior year quarter primarily from the increased costs in 2015 resulting from actions taken to separate our information technology systems from the Fleet business and costs associated with evaluating strategic growth opportunities.

RISK MANAGEMENT

We are exposed to various business risks which may significantly impact our financial results including, but not limited to: (i) interest rate risk; (ii) consumer credit risk; (iii) counterparty and concentration risk; (iv) liquidity risk; and (v) operational risk.

During the three months ended March 31, 2016, there have been no significant changes to our liquidity risk.  In addition, as of March 31, 2016, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions. However, counterparty and concentration risk has been evidenced by the April 2016 announcement of forthcoming reductions to our origination volumes and the future December 2016 termination of the subservicing agreement with Merrill Lynch Home Loans, a division of Bank of America, National Association. Refer to “—Overview—Executive Summary” for more information.

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

We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold.  Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of March 31, 2016, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $30 million which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs or in the event we do not file insurance claims.

Repurchase and foreclosure-related reserves consist of the following:

	March 31, 2016	December 31, 2015
	(In millions)
Loan repurchase and indemnification liability	$56	$62
Adjustment to value for real estate owned	16	17
Allowance for probable foreclosure losses	11	10
Total	$83	$89

We have received repurchase and indemnification requests on 147 loans and 144 loans during the three months ended March 31, 2016 and 2015, respectively. We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.  As of March 31, 2016, we had $46 million in unpaid principal balance of unresolved requests. Based on the last twelve months ended March 31, 2016, we were successful in refuting approximately 90% of claims appealed, and we appealed approximately 65% of claims received and reviewed. See Note 9, 'Credit Risk' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding loan repurchase and indemnification requests and our repurchase and foreclosure-related reserves.

Operational Risk
Our business is subject to extensive regulation by federal, state and local government authorities, which require us to operate in accordance with various laws, regulations, and judicial and administrative decisions. While we are not a bank, our private label business subjects us to both direct and indirect banking supervision (including examinations by our private label clients' regulators), and each private label client requires a unique compliance model, which creates complexities and potential inefficiencies in our operations.
In recent years, there have been a number of developments in laws and regulations that have required, and will likely continue to require, widespread changes to our business. The frequent introduction of new rules, changes to the interpretation or application of existing rules, increased focus of regulators, and near-zero defect performance expectations have increased our operational risk related to compliance with laws and regulations. Further, in our mortgage origination and servicing activities, we are exposed to operational risk and events of non-compliance resulting from inadequate or failed internal processes or systems, human factors, or external events. We continually maintain and update our systems and procedures to comply with applicable laws and regulations and devote resources towards managing, assessing and reacting to developments, and we have enhanced our policies, procedures and controls framework to monitor and control this risk.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include: unrestricted Cash and cash equivalents; proceeds from the sale or securitization of mortgage loans; secured borrowings, including mortgage warehouse and servicing advance facilities; cash flows from operations; the unsecured debt markets; asset sales; and equity and hybrid equity markets. Our primary operating funding needs arise from the origination and financing of mortgage loans and the retention of mortgage servicing rights. Our liquidity needs can also be significantly influenced by changes in interest rates due to collateral posting requirements from derivative agreements as well as the levels of repurchase and indemnification requests.

In the first quarter of 2016, we completed $100 million of open market repurchases that started in November 2015, resulting in the retirement of 6.350 million shares at an average price per share of $15.75. We have authorization from our Board of Directors to repurchase up to an additional $150 million through December 31, 2016 through an open market repurchase program. However, we intend to retain the maximum financial flexibility to ensure that we can pursue all available strategic options that are consistent with maximizing shareholder value. As a result, we have decided not to reinstate our share repurchases or take any other capital actions at this time, until we have greater clarity into the best path forward and its requirements. The timing and amount of further repurchases, if any, will depend on several factors including the potential actions taken as a result of our strategic review process, market and business conditions, the trading price of our common stock, execution requirements and consequences of our strategic options and our overall capital structure and liquidity position, including the nature of other potential uses of cash. There can be no assurances that we will complete further repurchases. For more information about risks related to our share repurchase programs, see “Part I—Item 1A. Risk Factors—Risks Related to Our Common Stock—We are not required to complete any future repurchases of our Common stock, and any such repurchases may not result in effects we anticipated." in our 2015 Form 10-K.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.

Further information related to our liquidity and capital resources can be found in our 2015 Form 10-K.

Cash Flows

Our total unrestricted cash position as of March 31, 2016 is $937 million, which includes $70 million of cash in variable interest entities.  We will continue to maintain an excess unrestricted cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we considered in our analysis of cash requirements as of March 31, 2016:

▪	$350 million to $400 million for identified contingencies, including amounts related to mortgage loan repurchases and legal and regulatory matters;

▪	$50 million to $75 million cash reserves for mortgage-related interest rate risk management activities; and

▪	$100 million to $125 million for working capital needs.

After consideration of these total requirements of $500 million to $600 million, we have approximately $260 million to $360 million of excess cash available for operations, excluding cash in variable interest entities.

The following table summarizes the changes in Cash and cash equivalents:

	Three Months Ended March 31,
	2016	2015	Change
	(In millions)
Cash provided by (used in):
Operating activities	$21	$(119)	$140
Investing activities	74	87	(13)
Financing activities	(64)	42	(106)
Net increase in Cash and cash equivalents	$31	$10	$21

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

During the three months ended March 31, 2016, cash provided by our operating activities was $21 million which was primarily driven by the impact of timing differences between the origination and sale of mortgages as Mortgage loans held for sale in our Condensed Consolidated Balance Sheets decreased by $19 million between December 31, 2015 and March 31, 2016.

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

During the three months ended March 31, 2016, cash provided by our investing activities was $74 million, which was driven by $79 million of net cash received from MSR derivatives related to settlement activity and changes in our cash collateral amounts due to declining interest rates.

During the three months ended March 31, 2015, cash provided by our investing activities was $87 million, which was driven by $57 million of net cash received from MSR derivatives related to the settlement of certain MSR-related agreements and changes in cash collateral amounts. In addition, cash provided by investing activities included $23 million of proceeds from the sale of mortgage servicing rights related to sales under our MSR flow sale arrangements and the sale of a population of highly delinquent government insured loans that was completed during the fourth quarter of 2014.

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

During the three months ended March 31, 2016, cash used in our financing activities was $64 million which primarily related to $39 million of net payments on secured borrowings primarily resulting from decreased funding requirements for Mortgage loans held for sale and $23 million used to retire shares in our open market share repurchase program.

During the three months ended March 31, 2015, cash provided by our financing activities was $42 million which primarily related to net proceeds from secured borrowings that resulted from increased funding requirements for mortgage loans held for sale.

Debt

The following table summarizes our Debt as of March 31, 2016:

	Balance	Collateral(1)
	(In millions)
Warehouse facilities	$602	$634
Servicing advance facility	102	155
Unsecured debt	606	—
Total	$1,310	$789

_________________

(1)	Assets held as collateral are not available to pay our general obligations.

See Note 7, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our debt covenants and other components of our debt.

Warehouse Facilities

We utilize both committed and uncommitted warehouse facilities, and we evaluate our capacity need under these facilities based on forecasted volume of mortgage loan closings and sales. During the three months ended March 31, 2016, at our election, we reduced the capacity for certain facilities in response to our expected saleable production volume and to reduce expenses associated with the facilities.

Mortgage warehouse facilities consisted of the following as of March 31, 2016:

	Balance	Total Capacity	Available Capacity(1)	Maturity Date
		(In millions)
Debt:
Committed facilities:
Fannie Mae	$—	$500	$500	12/13/2016
Wells Fargo Bank, N.A.	238	350	112	4/2/2017
Bank of America, N.A.	236	400	164	12/16/2016
Credit Suisse First Boston Mortgage Capital LLC	128	250	122	6/17/2016
Barclays Bank PLC	—	100	100	3/28/2017
Committed warehouse facilities	602	1,600	998
Uncommitted facilities:
Fannie Mae	—	2,500	2,500	n/a
Credit Suisse First Boston Mortgage Capital LLC	—	325	325	n/a
Barclays Bank PLC	—	100	100	n/a
Total	$602	$4,525	$3,923

Off-Balance Sheet Gestation Facilities:
Uncommitted facilities:
JP Morgan Chase Bank, N.A.	$—	$250	$250	n/a

___________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions and covenants of the respective agreements and may be further limited by asset eligibility requirements.

Servicing Advance Funding Arrangements

As of March 31, 2016, there are $666 million of Servicing advance receivables, net on our Condensed Consolidated Balance Sheets, including $248 million funded from our capital, and the remainder funded as outlined below:

	Balance	Total Capacity	Available Capacity(1)	Maturity Date
		(In millions)
Debt:
PSART Servicing Advance facility	$102	$155	$53	6/15/17	(2)
Subservicing advance liabilities:
Client-funded amounts	316	n/a	n/a	n/a
Total	$418
__________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)
The facility has a revolving period through June 15, 2016, after which the facility goes into amortization.  The maturity date of June 15, 2017 presented above represents the final repayment date of the amortizing notes.

Unsecured Debt

Unsecured borrowing arrangements consisted of the following as of March 31, 2016:

	Balance	Balance at Maturity	Maturity Date
	(In millions)
7.375% Term notes due in 2019	272	275	9/1/2019
6.375% Term notes due in 2021	334	340	8/15/2021
Total	$606	$615	0

As of April 29, 2016, our credit ratings on our senior unsecured debt were as follows:

	Senior Debt	Short-Term Debt
Moody’s Investors Service	Ba3	NP
Standard & Poor's Rating Services	B	N/A

On March 11, 2016, following our announcement of a comprehensive review of all strategic options, Moody's affirmed our senior unsecured rating at Ba3 and revised our Outlook to Negative. On April 11, 2016, following our announcement of origination reductions in the private label business, Moody's announced that our Ba3 senior unsecured rating was placed on credit watch for a possible downgrade.

On April 11, 2016, following our announcement of origination reductions in the private label business, Standard & Poor's downgraded our senior unsecured rating from B+ to B and maintained a Negative Outlook.

A security rating is not a recommendation to buy, sell or hold securities, may not reflect all of the risks associated with an investment in our debt securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating. Our senior unsecured long-term debt credit ratings are below investment grade, and as a result, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets.  See further discussion at “Part I—Item 1A. Risk Factors—Liquidity Risks—We may be limited in our ability to obtain or renew financing in the unsecured credit markets on economically viable terms or at all, due to our senior unsecured long-term debt ratings being below investment grade and due to our history of reported losses from continuing operations since becoming a standalone mortgage company.” in our 2015 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have not been any significant changes to the critical accounting policies and estimates described under “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2015 Form 10-K.

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

We used March 31, 2016 market rates to perform a sensitivity analysis that measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.  The estimates assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our Mortgage pipeline, Mortgage servicing rights and related derivatives and unsecured debt that are sensitive to interest rates as of March 31, 2016 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
	(In millions)
Mortgage pipeline:
Mortgage loans held for sale	$6	$6	$4	$(4)	$(9)	$(20)
Interest rate lock commitments(1)	9	10	6	(8)	(17)	(40)
Forward loan sale commitments(1)	(17)	(17)	(10)	12	26	56
Option contracts(1)	—	—	—	—	—	2
Total Mortgage pipeline	(2)	(1)	—	—	—	(2)

MSRs and related derivatives:
Mortgage servicing rights	(222)	(111)	(55)	52	100	185
Derivatives related to MSRs(1)	209	103	50	(43)	(78)	(130)
Total MSRs and related derivatives	(13)	(8)	(5)	9	22	55

Unsecured term debt	(22)	(11)	(5)	5	11	21
Total, net	$(37)	$(20)	$(10)	$14	$33	$74
__________________

(1)	Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 10, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

This Item 1A. should be read in conjunction with "Part I—Item 1A. Risk Factors" in our 2015 Form 10-K. Other than with respect to the discussion below, there have been no material changes from the risk factors disclosed in our Form 10-K.

Risks Related to Our Strategies

Our exploration of strategic options, and our announcement thereof, could materially and adversely affect our business, results of operations and cash flows; there can be no assurance that such process will result in any particular strategic transaction being pursued or that any such actions will be beneficial to our shareholders.

On March 9, 2016, we announced that our board of directors and management team are undertaking a comprehensive review of all strategic options, including capital structure and deployment alternatives, to maximize value for stockholders.  The process of exploring strategic options could cause distractions and disruptions in our business.  We have diverted, and will continue to divert, significant management resources and attention in our effort to evaluate strategic options, which could also negatively impact our business and results of operations. Any disruptions or uncertainty could affect our relationships with customers. We may also encounter difficulty in retaining key employees who may be concerned about their future roles with the Company if any strategic transaction were to be completed.  Further, the costs associated with the evaluation of strategic options are expected to be considerable, regardless of whether any transaction is consummated.  All of the foregoing could materially and adversely affect our business and financial results.

In addition, there is no assurance that any transaction will be consummated as a result of the Company’s review of strategic options and no assurances about the timing for the announcement or consummation or any such strategic transaction if pursued.  If a transaction does not occur, the share price of our common stock may decline significantly to the extent that the current market price of our common stock reflects an expectation that a transaction will be completed.

The financial result of any transaction, if consummated, may not increase value for shareholders, as the expected benefits may be negatively offset as a result of required payments under our unsecured debt, certain tax impacts or the potential termination of certain client relationships (if consents or waivers are not obtained), among other consequences. Any transaction may also require consents or waivers, including from state licensing and other governmental authorities and under certain contracts or agreements such as our mortgage warehouse facilities, our seller/servicer agreements with Fannie Mae, Freddie Mac, and Ginnie Mae, and agreements with certain other clients or counterparties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents our share repurchase activity for the quarter ended March 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plan or program
January 1, 2016 to January 31, 2016	1,508,772	$15.48	1,508,772	$150,000,000
February 1, 2016 to February 29, 2016	—	—	—	150,000,000
March 1, 2016 to March 31, 2016	—	—	—	150,000,000
Total	1,508,772	$15.48	1,508,772	$150,000,000

(1)
On June 26, 2014, our Board of Directors authorized up to $250 million in open market purchases, and this authorization extends through December 31, 2016. On November 4, 2015, we announced that we would commence the repurchase of up to $100 million in open market purchases which was completed in January 2016. We do not expect to engage in further share repurchase activity at the present time.

All shares received under the share repurchase programs are retired upon receipt and are reported as a reduction of shares issued and outstanding, and the cash paid is recorded as a reduction of stockholders' equity in the Condensed Consolidated Balance Sheets. For more information about our repurchase activity, see “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of May, 2016.

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