Form 10-Q
period 2016-06-30
PHH CORP
filed 2016-08-09
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016, 53,527,838 shares of PHH Common stock were outstanding.

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

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements concerning the following:

▪	our expectations related to our strategic options or strategic priorities, including any expected impacts on our results;

▪	potential dispositions, partnerships, joint ventures and changes in product offerings;

▪	anticipated future origination volumes and loan margins in the mortgage industry;

▪	our expectations for our private label business, including the impact of changes to certain client relationships on our loan origination volumes and servicing portfolio;

▪	our expectations of preserving balance sheet value through an effective MSR hedging program;

▪	our expectations of the impacts of regulatory changes on our business;

▪	our assessment of legal and regulatory proceedings and the associated impact on our financial statements;

▪	our expectations around future losses from representation and warranty claims, and associated reserves and provisions; and

▪	the impact of the adoption of recently issued accounting pronouncements on our financial statements.
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

▪	our ability to achieve our strategic priorities and implement changes to meet our operational and financial objectives;

▪	the effects of any declines in origination volumes sourced from our private label client relationships, driven by our clients' actions, business strategies or otherwise;

▪	the effects of any termination of our subservicing agreements by any of our largest subservicing clients or on a material portion of our subservicing portfolio;

▪	the effects of market volatility or macroeconomic changes and financial market regulations on the availability and cost of our financing arrangements and the value of our assets;

▪	the effects of changes in current interest rates on our business, the value of our mortgage servicing rights and our financing costs;

▪	our decisions regarding the use of derivatives and hedge strategies related to our mortgage servicing rights;

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

▪	the effects of competition in our business, including competitors with greater financial resources and broader product lines;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Origination and other loan fees	$79	$87	$140	$145
Gain on loans held for sale, net	77	86	125	168
Net loan servicing income:
Loan servicing income	91	100	182	204
Change in fair value of mortgage servicing rights	(105)	18	(226)	(8)
Net derivative gain (loss) related to mortgage servicing rights	58	(49)	143	4
Net loan servicing income	44	69	99	200
Net interest expense:
Interest income	12	13	21	22
Secured interest expense	(8)	(9)	(16)	(18)
Unsecured interest expense	(11)	(16)	(21)	(33)
Net interest expense	(7)	(12)	(16)	(29)
Other income	3	7	5	14
Net revenues	196	237	353	498

EXPENSES
Salaries and related expenses	92	85	182	172
Commissions	18	27	30	46
Loan origination expenses	18	25	34	49
Foreclosure and repossession expenses	9	15	16	30
Professional and third-party service fees	37	45	76	87
Technology equipment and software expenses	10	9	20	19
Occupancy and other office expenses	11	12	24	24
Depreciation and amortization	5	4	9	9
Other operating expenses	16	89	31	105
Total expenses	216	311	422	541
Loss before income taxes	(20)	(74)	(69)	(43)
Income tax benefit	(11)	(18)	(30)	(10)
Net loss	(9)	(56)	(39)	(33)
Less: net income attributable to noncontrolling interest	3	6	3	8
Net loss attributable to PHH Corporation	$(12)	$(62)	$(42)	$(41)

Basic and Diluted loss per share attributable to PHH Corporation	$(0.22)	$(1.20)	$(0.78)	$(0.80)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(9)	$(56)	$(39)	$(33)
Other comprehensive income, net of tax:
Change in unfunded pension liability, net	—	—	—	1
Total other comprehensive income, net of tax	—	—	—	1
Total comprehensive loss	(9)	(56)	(39)	(32)
Less: comprehensive income attributable to noncontrolling interest	3	6	3	8
Comprehensive loss attributable to PHH Corporation	$(12)	$(62)	$(42)	$(40)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$1,005	$906
Restricted cash	54	47
Mortgage loans held for sale	922	743
Accounts receivable, net	82	81
Servicing advances, net	657	691
Mortgage servicing rights	679	880
Property and equipment, net	50	47
Other assets	182	247
Total assets (1)	$3,631	$3,642

LIABILITIES
Accounts payable and accrued expenses	$225	$251
Subservicing advance liabilities	316	314
Debt	1,471	1,348
Deferred taxes	125	182
Loan repurchase and indemnification liability	62	62
Other liabilities	151	137
Total liabilities (1)	2,350	2,294
Commitments and contingencies (Note 10)

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 53,527,838 shares issued and outstanding at June 30, 2016; 55,007,983 shares issued and outstanding at December 31, 2015	1	1
Additional paid-in capital	883	911
Retained earnings	374	416
Accumulated other comprehensive loss(2)	(10)	(10)
Total PHH Corporation stockholders’ equity	1,248	1,318
Noncontrolling interest	33	30
Total equity	1,281	1,348
Total liabilities and equity	$3,631	$3,642

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
(Unaudited)
(In millions)

(1)
The Condensed Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle the obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$56	$80
Restricted cash	23	18
Mortgage loans held for sale	521	389
Accounts receivable, net	12	5
Servicing advances, net	152	157
Property and equipment, net	1	1
Other assets	19	12
Total assets	$784	$662

LIABILITIES
Accounts payable and accrued expenses	$20	$14
Debt	554	456
Other liabilities	8	6
Total liabilities	$582	$476

(2)
Includes amounts recorded related to the Company’s defined benefit pension plan, net of income tax benefits of $6 million as of both June 30, 2016 and December 31, 2015.  During both the three and six months ended June 30, 2016 and June 30, 2015, there were no amounts reclassified out of Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In millions, except share data)

	PHH Corporation Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Six Months Ended June 30, 2016
Balance at December 31, 2015	55,007,983	$1	$911	$416	$(10)	$30	$1,348
Total comprehensive (loss) income	—	—	—	(42)	—	3	(39)
Stock compensation expense	—	—	4	—	—	—	4
Stock issued under share-based payment plans (includes $9 benefit from excess tax shortfall)	28,627	—	(9)	—	—	—	(9)
Repurchase of Common stock	(1,508,772)	—	(23)	—	—	—	(23)
Balance at June 30, 2016	53,527,838	$1	$883	$374	$(10)	$33	$1,281

Six Months Ended June 30, 2015
Balance at December 31, 2014	51,143,723	$1	$989	$566	$(11)	$26	$1,571
Total comprehensive (loss) income	—	—	—	(41)	1	8	(32)
Distributions to noncontrolling interest	—	—	—	—	—	(4)	(4)
Stock compensation expense	—	—	4	—	—	—	4
Stock issued under share-based payment plans	160,693	—	2	—	—	—	2
Repurchase of Common stock	(1,574,252)	(1)	5	(5)	—	—	(1)
Conversion of Convertible Notes	10,075,653	1	(16)	—	—	—	(15)
Recognition of deferred taxes related to Convertible notes	—	—	2	—	—	—	2
Balance at June 30, 2015	59,805,817	$1	$986	$520	$(10)	$30	$1,527

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(39)	$(33)
Adjustments to reconcile Net loss to net cash used in operating activities:
Capitalization of originated mortgage servicing rights	(30)	(48)
Net loss on mortgage servicing rights and related derivatives	83	4
Loss on early extinguishment of debt	—	30
Origination of mortgage loans held for sale	(5,050)	(7,262)
Proceeds on sale of and payments from mortgage loans held for sale	4,999	6,938
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(134)	(151)
Depreciation and amortization	9	9
Deferred income tax benefit	(58)	(2)
Other adjustments and changes in other assets and liabilities, net	84	66
Net cash used in operating activities	(136)	(449)

Cash flows from investing activities:
Net cash received on derivatives related to mortgage servicing rights	146	5
Proceeds on sale of mortgage servicing rights	4	36
Purchases of property and equipment	(9)	(16)
(Increase) decrease in restricted cash	(7)	13
Other, net	5	3
Net cash provided by investing activities	139	41

Cash flows from financing activities:
Proceeds from secured borrowings	6,014	9,199
Principal payments on secured borrowings	(5,892)	(8,812)
Principal payments on unsecured borrowings	—	(243)
Cash tender premiums for convertible debt	—	(30)
Repurchase of Common stock	(23)	—
Cash paid for debt issuance costs	(3)	(4)
Distributions to noncontrolling interest	—	(4)
Issuances of Common stock	—	2
Other, net	—	(1)
Net cash provided by financing activities	96	107

Net increase (decrease) in Cash and cash equivalents	99	(301)
Cash and cash equivalents at beginning of period	906	1,259
Cash and cash equivalents at end of period	$1,005	$958

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard is applicable to financial instruments not accounted for at fair value, including but not limited to, trade receivables and off-balance sheet credit exposures. This update is effective for the first interim and annual periods beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. At adoption, this update will be applied using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new standard.

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

Revenue Recognition. The FASB has issued several amendments to the new revenue standard ASU 2014-09 (as amended by ASU 2015-14), including:

•
ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross versus Net).” The amendments to this update were issued in March 2016 and are intended to improve the implementation guidance on principal versus agent considerations in ASU 2014-09 by clarifying how an entity should identify the unit of accounting (i.e. the specified good or service) and how an entity should apply the control principle to certain types of arrangements.

•
ASU 2016-10, “Identifying Performance Obligations and Licensing.” The amendments to this update were issued in April 2016 and are intended to improve the implementation guidance on identifying performance obligations by reducing

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the cost and complexity of identifying promised goods or services and improving the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on accounting for licenses of intellectual property.

•
ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients." The amendments to this update were issued in May 2016 and clarify certain core recognition principles and provide practical expedients available at transition. The improvements address collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition.

Consistent with ASU 2014-09 (as amended by ASU 2015-14), these updates are to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, and are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company does not expect to early adopt the revenue standard amendments and is currently evaluating the impact of adoption.

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

2. Earnings Per Share

Basic earnings or loss per share attributable to PHH Corporation was computed by dividing Net income or loss attributable to PHH Corporation by the weighted-average number of shares outstanding during the period. Diluted earnings or loss per share attributable to PHH Corporation was computed by dividing Net income or loss attributable to PHH Corporation by the weighted-average number of shares outstanding during the period, assuming all potentially dilutive common shares were issued. Share repurchases or issuances are included in the outstanding shares as of each settlement date.

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

Weighted-average common shares outstanding includes the following activity:

•	the repurchase of 1,508,772 shares during January 2016 under an open market repurchase program;

•	the issuance of 10,075,653 shares during June 2015 which represented the amount by which the conversion value exceeded the note principal under an exchange offer of certain convertible debt; and

•	the receipt and retirement of 1,574,252 shares during March 2015 which represented the final delivery of shares under accelerated repurchase programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except share and per share data)
Net loss attributable to PHH Corporation	$(12)	$(62)	$(42)	$(41)

Weighted-average common shares outstanding — basic & diluted	53,568,357	51,135,313	53,635,793	51,154,163

Basic and Diluted loss per share attributable to PHH Corporation	$(0.22)	$(1.20)	$(0.78)	$(0.80)

The following table summarizes anti-dilutive securities excluded from the computation of diluted shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Outstanding stock-based compensation awards(1)	1,946,982	1,836,791	1,946,982	1,836,791
Assumed conversion of debt securities	—	8,482,846	—	8,751,067
 ———————

(1)	For the three and six months ended June 30, 2016, excludes 493,657 shares that are contingently issuable for which the contingency has not been met.

3. Transfers and Servicing of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and the Government National Mortgage Association (collectively, the “Agencies”) or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining mortgage servicing rights ("MSRs") and/or recourse obligations, as discussed further in Note 9, 'Credit Risk'.

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the portfolio associated with loans subserviced for others.  The total servicing portfolio was $231.7 billion and $226.3 billion, as of June 30, 2016 and December 31, 2015, respectively.  MSRs recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created primarily through sales of originated loans on a servicing-retained basis or through the direct purchase of servicing from a third party.

The approval or consents of the Agencies may be required prior to the Company completing sales of MSRs. In addition, as of June 30, 2016, approximately 27% of the capitalized MSRs were specifically restricted from sale without prior approval from private label clients or private investors. The Company has agreements to sell a portion of its newly-created MSRs to third parties and will have continuing involvement as a subservicer.  As of June 30, 2016, the Company had commitments to sell MSRs related to $266 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans and $303 million of the unpaid principal balance of loans, with a fair value of MSRs of $4 million, that were included in the capitalized servicing portfolio.

The activity in the loan servicing portfolio associated with capitalized mortgage servicing rights consisted of:

	Six Months Ended June 30,
	2016	2015
	(In millions)
Balance, beginning of period	$98,990	$112,686
Additions	2,960	4,323
Payoffs and curtailments	(8,767)	(9,966)
Sales	(496)	(2,338)
Balance, end of period	$92,687	$104,705

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The activity in capitalized MSRs consisted of:

	Six Months Ended June 30,
	2016	2015
	(In millions)
Balance, beginning of period	$880	$1,005
Additions	30	48
Sales	(5)	(25)
Changes in fair value due to:
Realization of expected cash flows	(61)	(89)
Changes in market inputs or assumptions used in the valuation model	(165)	81
Balance, end of period	$679	$1,020

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Servicing fees from capitalized portfolio	$67	$77	$137	$156
Late fees	5	3	8	7
Other ancillary servicing revenue	5	8	8	15

As of June 30, 2016 and December 31, 2015, the MSRs had a weighted-average life of 5.4 years and 6.4 years, respectively. See Note 11, 'Fair Value Measurements' for additional information regarding the valuation of MSRs.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Six Months Ended June 30,
	2016	2015
	(In millions)
Proceeds from new loan sales or securitizations	$3,055	$4,439
Servicing fees from capitalized portfolio(1)	137	156
Purchases of previously sold loans (2)	(169)	(16)
Servicing advances (3)	(836)	(1,018)
Repayment of servicing advances (3)	872	1,041
____________________

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Includes purchases of repurchase eligible loans and excludes indemnification payments to investors and insurers of the related mortgage loans.

(3)
Outstanding servicing advance receivables are presented in Servicing advances, net in the Condensed Consolidated Balance Sheets, except for advances related to loans in foreclosure or real estate owned, which are included in Other assets.

During the three and six months ended June 30, 2016, pre-tax gains of $65 million and $108 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Condensed Consolidated Statements of Operations.

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

The following table summarizes the gross notional amount of derivatives:

	June 30, 2016	December 31, 2015
	(In millions)
Interest rate lock commitments	$1,437	$1,048
Forward delivery commitments	4,049	2,468
Option contracts	—	125
MSR-related agreements	4,215	3,945

The following tables present the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	June 30, 2016
	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$5	$(5)	$—	$—
MSR-related agreements	112	(104)	(1)	7
Derivative assets subject to netting	117	(109)	(1)	7
Not subject to master netting arrangements:
Interest rate lock commitments	39	—	—	39
Forward delivery commitments	3	—	—	3
Derivative assets not subject to netting	42	—	—	42
Total derivative assets	$159	$(109)	$(1)	$49

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received (Paid)	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$15	$(7)	$(6)	$2
MSR-related agreements	—	(102)	110	8
Derivative liabilities subject to netting	15	(109)	104	10
Not subject to master netting arrangements:
Forward delivery commitments	3	—	—	3
Total derivative liabilities	$18	$(109)	$104	$13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$—	$—
MSR-related agreements	27	—	(23)	4
Derivative assets subject to netting	29	(2)	(23)	4
Not subject to master netting arrangements:
Interest rate lock commitments	21	—	—	21
Forward delivery commitments	1	—	—	1
Derivative assets not subject to netting	22	—	—	22
Total derivative assets	$51	$(2)	$(23)	$26

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$2	$2
Total derivative liabilities	$2	$(2)	$2	$2

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Gain on loans held for sale, net:
Interest rate lock commitments	$101	$54	$178	$135
Forward delivery commitments	(14)	28	(35)	11
Option contracts	(1)	(1)	(1)	(1)
Net derivative gain (loss) related to mortgage servicing rights:
MSR-related agreements	58	(49)	143	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Other Assets

Other assets consisted of:

	June 30, 2016	December 31, 2015
	(In millions)
Derivatives	$49	$26
Repurchase eligible loans(1)	42	104
Equity method investments	32	32
Mortgage loans in foreclosure, net	23	24
Real estate owned, net	15	21
Income taxes receivable	—	23
Other	21	17
Total	$182	$247
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

6. Other Liabilities

Other liabilities consisted of:

	June 30, 2016	December 31, 2015
	(In millions)
Legal and regulatory matters (Note 10)	$110	$105
Derivatives	13	2
Pension and other post employment benefits	11	11
Income tax contingencies	9	9
Other	8	10
Total	$151	$137

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	June 30, 2016			December 31, 2015
	Balance	Interest Rate(1)	Available Capacity(2)	Balance
	(In millions)
Committed warehouse facilities	$764	2.1%	$486	$632
Uncommitted warehouse facilities	3	3.5%	2,797	—
Servicing advance facility	98	2.5%	57	111

Term notes due in 2019(3)	272	7.375%	n/a	271
Term notes due in 2021(3)	334	6.375%	n/a	334
Unsecured debt	606			605
Total	$1,471			$1,348
______________

(1)
Interest rate shown represents the stated interest rate of outstanding borrowings, which may differ from the effective rate due to the amortization of premiums, discounts and issuance costs. Warehouse facilities and the servicing advance facility are variable-rate. Rate shown for warehouse facilities represents the weighted-average rate of current outstanding borrowings.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements, including asset-eligibility requirements.

(3)	Deferred issuance costs were reclassified from the prior year presentation in Other assets to a reduction in Unsecured debt.

 Assets held as collateral that are not available to pay the Company’s general obligations as of June 30, 2016 consisted of:

	Warehouse Facilities	Servicing Advance Facility
	(In millions)
Restricted cash	$7	$14
Servicing advances	—	152
Mortgage loans held for sale (unpaid principal balance)	795	—
Total	$802	$166

The following table provides the contractual debt maturities as of June 30, 2016:

	Warehouse Facilities	Servicing Advance Facility(1)	Unsecured Debt	Total
	(In millions)
Within one year	$767	$98	$—	$865
Between one and two years	—	—	—	—
Between two and three years	—	—	—	—
Between three and four years	—	—	275	275
Between four and five years	—	—	—	—
Thereafter	—	—	340	340
	$767	$98	$615	$1,480
_____________

(1)	Maturities of the servicing advance facility represent estimated payments based on the expected cash inflows of the receivables.

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

On March 31, 2016, the committed mortgage repurchase facilities with Wells Fargo Bank were extended to April 2, 2017. On June 22, 2016, the facilities were returned to a $450 million capacity, after having been downsized in the March amendment.

On June 13, 2016, the committed mortgage repurchase facilities with Fannie Mae were reduced by $200 million to $300 million at the Company's request. The total combined committed and uncommitted mortgage repurchase facilities with Fannie Mae remains unchanged at $3 billion.

On June 17, 2016, the $250 million committed and $325 million uncommitted mortgage repurchase facilities with Credit Suisse expired and were not renewed.

Servicing Advance Facility

On June 15, 2016, PHH Service Advance Receivables Trust 2013-1 (PSART”), an indirect, wholly-owned subsidiary of the Company, extended the revolving period of the note purchase agreement with Wells Fargo Bank for the Series 2015-1 variable funding notes with an aggregate maximum principal amount of $155 million, by one year through June 15, 2017 and also extended the final maturity of the notes by one year to June 15, 2018. The notes bear interest, payable monthly, based on LIBOR plus an agreed-upon margin.

Debt Covenants

During 2016, profitability conditions precedent to borrowing in certain of the Company's mortgage repurchase facility agreements have been modified to exclude legal and regulatory provisions, while liquidity covenants have been enhanced to require that the Company maintain $150 million of cash and cash equivalents in excess of its liability for legal and regulatory matters. In addition, the mortgage repurchase facilities were amended to reduce the minimum tangible net worth covenants from $1 billion to $750 million and to introduce a covenant requiring the Company to maintain a ratio of unsecured indebtedness to tangible net worth of not more than 1.25 to 1.00. There were no other significant amendments to the terms of the debt covenants during the six months ended June 30, 2016.

As of June 30, 2016, the Company was in compliance with all financial covenants related to its debt arrangements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes

For the three and six months ended June 30, 2016, our interim income tax benefits were recorded using the discrete effective tax rate method. Management believes the use of the discrete method for this period is more appropriate than applying the full-year effective tax rate method due to the actual results for the six months ended June 30, 2016 compared to the expected results for the full year and the sensitivity of the effective tax rate to small changes in forecasted annual pre-tax income or loss. Under the discrete method, the Company determines the tax provision based upon actual results as if the interim period were a full-year period. The resulting effective tax rates for the three and six months ended June 30, 2016 were (58.2)% and (44.0)%, respectively. The difference between the Company’s effective tax rate and the statutory 35% rate was primarily due to: (i) state and local income taxes determined by the mix of income or loss from the operations by entity and state income tax jurisdiction; (ii) a decrease in the valuation allowance driven by the utilization of state tax losses; and (iii) tax benefits related to income attributable to noncontrolling interests for which no taxes are provided.

For the three and six months ended June 30, 2015, our interim income tax benefits were recorded by applying a projected full-year effective income tax rate to the quarterly Loss before income taxes for results that are deemed to be reliably estimable. Certain results dependent on fair value adjustments are considered not to be reliably estimable, and therefore, discrete year-to-date income tax provisions are recorded on those results. The resulting effective tax rates for the three and six months ended June 30, 2015 were (24.9)% and (23.9)%, respectively. The difference between the Company’s effective tax rate and the statutory 35% rate was primarily due to: (i) an increase in nondeductible expenses related to legal and regulatory matters, premiums paid to exchange the Convertible notes due in 2017 and certain amounts of officer's compensation; (ii) an increase in the valuation allowance driven by state tax losses generated and an increase in the non net operating loss deferred tax assets; and (iii) tax benefits related to income attributable to noncontrolling interests for which no taxes are provided.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized mortgage servicing rights as well as loans subserviced for others:

	June 30, 2016	December 31, 2015
	(In millions)
Loan Servicing Portfolio Composition
Owned	$93,674	$99,869
Subserviced	138,067	126,390
Total	$231,741	$226,259

Conventional loans	$204,208	$197,971
Government loans	23,521	24,087
Home equity lines of credit	4,012	4,201
Total	$231,741	$226,259

Weighted-average interest rate	3.8%	3.8%

	June 30, 2016		December 31, 2015
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency(1)
30 days	2.10%	1.48%	2.22%	1.55%
60 days	0.38	0.26	0.44	0.30
90 or more days	0.63	0.47	0.82	0.62
Total	3.11%	2.21%	3.48%	2.47%

Foreclosure/real estate owned(2)	1.62%	1.37%	1.74%	1.51%
______________

(1)	Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)
As of June 30, 2016 and December 31, 2015, the total servicing portfolio included 14,178 and 15,487 of loans in foreclosure with an unpaid principal balance of $2.8 billion and $3.0 billion, respectively.

Repurchase and Foreclosure-Related Reserves

Repurchase and foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and for on-balance sheet loans in foreclosure and real estate owned. A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Six Months Ended June 30,
	2016	2015
	(In millions)
Balance, beginning of period	$89	$93
Realized losses	(12)	(13)
Increase in reserves due to:
Changes in assumptions	3	6
New loan sales	4	6
Balance, end of period	$84	$92

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

Liabilities for probable losses related to repurchase and indemnification obligations of $62 million as of both June 30, 2016 and December 31, 2015 are presented in the Condensed Consolidated Balance Sheets. The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of June 30, 2016, the estimated amount of reasonably possible losses in excess of the recorded liability was $40 million, which primarily relates to the Company’s estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on an expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.

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

As of June 30, 2016, $171 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 11% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

Mortgage Loans in Foreclosure and Real Estate Owned

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2016	December 31, 2015
	(In millions)
Mortgage loans in foreclosure and related advances	$32	$34
Allowance for probable foreclosure losses	(9)	(10)
Mortgage loans in foreclosure, net	$23	$24

Real estate owned and related advances	$28	$38
Adjustment to value for real estate owned	(13)	(17)
Real estate owned, net	$15	$21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies

The Company and its subsidiaries are routinely, and currently, defendants in various legal proceedings that arise in the ordinary course of our business, including class actions and other private and civil litigation. These proceedings are generally based on alleged violations of consumer protection laws (including the Real Estate Settlement Procedures Act ("RESPA")), employment laws and contractual obligations. Similar to other mortgage loan originators and servicers, the Company and its subsidiaries are also routinely, and currently, subject to government and regulatory examinations, investigations and inquiries or other requests for information.  The resolution of these various legal and regulatory matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In particular, legal proceedings brought under RESPA and other federal or state consumer protection laws that are ongoing, or may arise from time to time, may include the award of treble and other damages substantially in excess of actual losses, attorneys' fees, costs and disbursements, and other consumer and injunctive relief. These proceedings and matters are at varying procedural stages and the Company may engage in settlement discussions on certain matters in order to avoid the additional costs of engaging in litigation.

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

A liability is established for legal and regulatory contingencies when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated.  In light of the inherent uncertainties involved in litigation, legal proceedings and other governmental and regulatory matters, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates.  The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters.  Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results.

As of June 30, 2016, the Company’s recorded liability associated with legal and regulatory contingencies was $110 million and is presented in Other liabilities in the Condensed Consolidated Balance Sheets.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible losses cannot be estimated for all matters.  For matters where the Company can estimate the range, the Company believes reasonably possible losses in excess of recorded liability may be up to $150 million in aggregate as of June 30, 2016.

There can be no assurance that the ultimate resolution of these matters will not result in losses in excess of the Company’s recorded liability, or in excess of the estimate of reasonably possible losses.  As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016, the Company's recorded estimate of probable losses in connection with this matter is not material, and is substantially less than the amount reflected in the final order issued by the Director of the CFPB.

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

In the second quarter of 2016, the New York Department of Financial Services ("NYDFS") proposed terms for a consent order to close out pending examination report findings, including New York findings stemming from the MMC examination. Any consent order may subject the Company to monetary penalties, consumer relief payments, oversight of certain activities and other injunctive relief. The Company continues to engage in discussions with and correspond with NYDFS regarding the findings and the proposed consent order terms. The Company believes it has meritorious explanations and defenses to the findings.

As of June 30, 2016, the Company included an estimate of probable losses in connection with the MMC and NYDFS matters in the recorded liability.

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

The Company has been cooperating in this investigation since its receipt of the subpoenas in 2013, and certain current and former employees of the Company have been deposed in connection with this matter. The Company is continuing its discussions with HUD about the ongoing investigation. As of June 30, 2016, the Company included an estimate of probable losses in connection with this matter in the recorded liability.

Lender-Placed Insurance. The Company is currently subject to pending litigation alleging that its servicing practices around lender-placed insurance were not in compliance with applicable laws.  Through its mortgage subsidiary, the Company did have certain outsourcing arrangements for the purchase of lender-placed hazard insurance for borrowers whose coverage had lapsed.  The Company believes that it has meritorious defenses to these allegations; however, the resolution of such matter may result in adverse judgments and other relief against the Company, as well as monetary payments or other agreements and obligations.  As of June 30, 2016, the Company included an estimate of probable losses in connection with this matter in the recorded liability.

Other Subpoenas and Investigations.  The Company has received document subpoenas from the U.S. Attorney’s Offices for the Southern and Eastern Districts of New York. The subpoenas requested production of certain documents related to, among other things: (i) foreclosure expenses that we incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac and (ii) the origination and underwriting of loans sold pursuant to programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. In July 2016, the U.S. Attorney’s Office for the Eastern District of New York requested production of additional documents responsive to the subpoenas. There can be no assurance that claims or litigation will not arise from these inquiries, or that fines and penalties, as well as other consumer or injunctive relief, will not be incurred in connection with any of these matters.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Fair Value Measurements

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  The assessment also includes consideration of identifying the valuation approach that would be used currently by market participants.  If it is determined that a change in valuation technique or its application is appropriate, or if there are other changes in availability of observable data or market activity, the current methodology will be analyzed to determine if a transfer between levels of the valuation hierarchy is appropriate.  Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs. There has been no change in the valuation methodologies and classification pursuant to the valuation hierarchy during the six months ended June 30, 2016.

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of June 30, 2016 or December 31, 2015.

Recurring Fair Value Measurements

The following summarizes the fair value hierarchy for instruments measured at fair value on a recurring basis:

	June 30, 2016
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$880	$42	$—	$922
Mortgage servicing rights	—	—	679	—	679
Other assets—Derivative assets:
Interest rate lock commitments	—	—	39	—	39
Forward delivery commitments	—	8	—	(5)	3
MSR-related agreements	—	112	—	(105)	7
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$18	$—	$(13)	$5
MSR-related agreements	—	—	—	8	8

	December 31, 2015
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$704	$39	$—	$743
Mortgage servicing rights	—	—	880	—	880
Other assets—Derivative assets:
Interest rate lock commitments	—	—	21	—	21
Forward delivery commitments	—	3	—	(2)	1
MSR-related agreements	—	27	—	(23)	4
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$2	$—	$—	$2

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

	June 30, 2016		December 31, 2015
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$922	$8	$743	$9
Aggregate unpaid principal balance	909	11	738	11
Difference	$13	$(3)	$5	$(2)

The following table summarizes the components of mortgage loans held for sale:

	June 30, 2016	December 31, 2015
	(In millions)
First mortgages:
Conforming	$720	$616
Non-conforming	159	88
Total first mortgages	879	704
Second lien	4	4
Scratch and Dent	38	35
Other	1	—
Total	$922	$743

Mortgage Servicing Rights.  The following tables summarize certain information regarding the initial and ending capitalization rate of MSRs:

	Six Months Ended June 30,
	2016	2015
Initial capitalization rate of additions to MSRs	1.02%	1.11%

	June 30, 2016	December 31, 2015
Capitalization servicing rate	0.73%	0.89%
Capitalization servicing multiple	2.6	3.1
Weighted-average servicing fee (in basis points)	29	29

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	June 30, 2016	December 31, 2015
Weighted-average prepayment speed (CPR)	12.3%	9.1%
Option adjusted spread, in basis points (OAS)	992	977
Weighted-average delinquency rate	5.4%	5.3%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	June 30, 2016
	Weighted- Average Prepayment Speed	Option Adjusted Spread	Weighted- Average Delinquency Rate
	(In millions)
Impact on fair value of 10% adverse change	$(34)	$(28)	$(18)
Impact on fair value of 20% adverse change	(66)	(54)	(37)

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

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  The average pullthrough percentage used in measuring the fair value of interest rate lock commitments (IRLCs) as of June 30, 2016 and December 31, 2015 was 73% and 74%, respectively. The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level Three Measurements

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	MLHS	MSRs	IRLCs, net	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$41	$770	$28	$41	$986	$38
Purchases, Issuances, Sales and Settlements:
Purchases	3	—	—	10	—	—
Issuances	2	17	—	2	28	—
Sales	(6)	(3)	—	(4)	(12)	—
Settlements	(4)	—	(90)	(3)	—	(70)
	(5)	14	(90)	5	16	(70)
Realized and unrealized gains (losses) included in:
Gain on loans held for sale, net	—	—	101	—	—	54
Change in fair value of MSRs	—	(105)	—	—	18	—
Interest income	1	—	—	2	—	—
	1	(105)	101	2	18	54
Transfers into Level Three	9	—	—	8	—	—
Transfers out of Level Three	(4)	—	—	(8)	—	—
Balance, end of period	$42	$679	$39	$48	$1,020	$22

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	MLHS	MSRs	IRLCs, net	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$39	$880	$21	$42	$1,005	$22
Purchases, Issuances, Sales and Settlements:
Purchases	8	—	—	17	—	—
Issuances	3	30	—	2	48	—
Sales	(14)	(5)	—	(8)	(25)	—
Settlements	(5)	—	(160)	(5)	—	(135)
	(8)	25	(160)	6	23	(135)
Realized and unrealized gains (losses) included in:
Gain on loans held for sale, net	—	—	178	1	—	135
Change in fair value of MSRs	—	(226)	—	—	(8)	—
Interest income	2	—	—	3	—	—
	2	(226)	178	4	(8)	135
Transfers into Level Three	20	—	—	15	—	—
Transfers out of Level Three	(11)	—	—	(19)	—	—
Balance, end of period	$42	$679	$39	$48	$1,020	$22

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Gain on loans held for sale, net	$35	$18	$35	$18
Change in fair value of mortgage servicing rights	(70)	69	(165)	81

Fair Value of Other Financial Instruments

As of June 30, 2016 and December 31, 2015, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents, Restricted cash, Accounts receivable and Servicing advance receivables, the carrying value approximates fair value due to the short-term nature of such instruments.

Debt.  As of June 30, 2016 and December 31, 2015, the total fair value of Debt was $1.4 billion and $1.3 billion, respectively, and is measured using Level Two inputs. As of June 30, 2016, the fair value of Level Two Debt was estimated using the following valuation techniques: (i) $569 million was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; and (ii) $865 million was measured using observable spreads and terms for recent pricing of similar instruments.

12. Variable Interest Entities

Assets and liabilities of significant variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2016		December 31, 2015
	PHH Home Loans	Servicing Advance Receivables Trust	PHH Home Loans	Servicing Advance Receivables Trust
	(In millions)
ASSETS
Cash	$56	$—	$80	$—
Restricted cash	9	14	5	13
Mortgage loans held for sale	521	—	389	—
Accounts receivable, net	12	—	5	—
Servicing advances, net	—	152	—	157
Property and equipment, net	1	—	1	—
Other assets	18	1	11	1
Total assets	$617	$167	$491	$171
Assets held as collateral	$476	$166	$361	$170

LIABILITIES
Accounts payable and accrued expenses	$20	$—	$14	$—
Debt	456	98	345	111
Other liabilities	8	—	6	—
Total liabilities(1)	$484	$98	$365	$111

———————

(1)	Excludes intercompany payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Information

Operations are conducted through the following two reportable segments:

■	Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

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

Segment results were as follows:

	Total Assets
	June 30, 2016	December 31, 2015
	(In millions)
Mortgage Production segment	$1,198	$1,036
Mortgage Servicing segment	1,496	1,802
Other	937	804
Total	$3,631	$3,642

	Net Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Mortgage Production segment	$162	$174	$275	$311
Mortgage Servicing segment	34	60	78	181
Other	—	3	—	6
Total	$196	$237	$353	$498

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Segment Profit (Loss) (2)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Mortgage Production segment	$13	$3	$(13)	$(16)
Mortgage Servicing segment	(33)	(46)	(54)	11
Other (1)	(3)	(37)	(5)	(46)
Total	$(23)	$(80)	$(72)	$(51)
———————
(1) For both the three and six months ended June 30, 2015, the net results for Other include a $30 million loss on the exchange of the Convertible notes due in 2017.
(2) The following is a reconciliation of Loss or income before income taxes to Segment loss or profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Loss before income taxes	$(20)	$(74)	$(69)	$(43)
Less: net income attributable to noncontrolling interest	3	6	3	8
Segment loss	$(23)	$(80)	$(72)	$(51)

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

Executive Summary
Business Update
Our results for the second quarter of 2016 reflect the benefits of our completed cost reduction and contract re-engineering efforts and the seasonal increase in home purchase-related application volume. In late June, the 10-year Treasury yield declined leading to an industry-wide surge in refinancing application volume and a decline in the value of mortgage servicing rights. Our MSR hedging actions were effective in offsetting the decline in market value, resulting in a decline in MSR value, net of hedge gains, of only $12 million for the second quarter as we continue to run the business in a manner that preserves the value of our balance sheet.
We have become aware of changes related to certain of our private label client relationships that represent a significant percentage of our total loan originations, some of which have been previously announced. Those changes include:

•
In the past week, Merrill Lynch Home Loans, a division of Bank of America, National Association ("Merrill Lynch"), has advised us of its intentions to insource additional loan products to their internal operations by the end of the year. When combined with their prior actions to move the origination of certain mortgage loan products to internal operations, we estimate that the combined effect of these changes could represent a reduction of approximately 60% of Merrill Lynch’s loan closing volume or approximately 15% of our total 2015 loan closing volume, in each case on an annualized basis, based on dollars of closing volume for the year ended December 31, 2015. For the second quarter of 2016, Merrill Lynch's application units were down by 30% compared to the second quarter of 2015.

In addition, Merrill Lynch informed us of their intent to insource its subservicing portfolio no later than the subservicing contract expiration date of December 31, 2016. Merrill Lynch’s subservicing accounted for $37 billion in unpaid principal balance, or 20% of our subservicing portfolio based on units as of June 30, 2016.

•
Morgan Stanley Private Bank, National Association (“MSPBNA”), which represented 20% of our loan closing volume (by dollars) for the year ended December 31, 2015 has exercised its contractual right to extend origination services with us through October 31, 2017. At the same time, MSPBNA has informed us that it is assessing the arrangement for its mortgage origination services upon this new expiration date. PHH and MSPBNA are engaged in discussions regarding ways in which the two parties could continue to partner upon contract expiration, although there can be no assurances that any arrangement will result between the parties. MSPBNA has also indicated its intention to maintain its subservicing portfolio at the Company at this time.

There can be no assurances that our private label and subservicing relationships will not be subject to further change. We believe these decisions reflect the broader dynamics in our industry, including higher compliance and other costs associated with a more onerous regulatory environment. In light of these developments, we are taking the necessary actions to realign our direct operating costs and are allocating excess origination capacity to other clients and portfolio retention.

As part of our review of strategic options, we are evaluating the private label model and believe it needs to materially change for it to be profitable, and evolve to a simpler, more standardized, lower cost and lower priced model. We have enacted plans to address the risk of further volume reductions, and near-term, we remain focused on maximizing the profitability of our current model.
For more information about our client concentration risks, see "—Risk Management—Counterparty and Concentration Risk".
Strategic Review
In the second quarter, we have dedicated a considerable amount of time and effort to our strategic review process. We continue to be deeply engaged in a thorough process to assess the value of our assets and platforms with the objective of maximizing value for our shareholders. We have made significant progress and are progressing with a sense of urgency, while balancing the need for a conclusion with the unique and complex nature of our business platforms and related relationships.
We have enacted the conclusions reached from the prior quarter, including ceasing the pursuit of an acquisition strategy, exiting the wholesale/correspondent channel, and, as part of our strategic review, we continue to explore alternatives to substantially reduce our investment in mortgage servicing rights and related debt. While we continue our comprehensive review of strategic options, we remain focused on our operating priorities of preserving our balance sheet value and resolving our legacy regulatory matters. Our actions towards preserving the value of our balance sheet include maintaining a high MSR hedge coverage and taking actions to improve the profitability of our operations.
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
Our significant outstanding legal and regulatory matters include matters with the CFPB, a multistate coalition of certain mortgage banking regulators, the New York Department of Financial Services, and the Office of the Inspector General of the U.S. Department of Housing and Urban Development. Our experience is consistent with other companies in the mortgage industry, and several large mortgage originators have been subject to similar matters, which have resulted in the payment of substantial fines and penalties. We believe some or all of these matters will likely carry into at least the fourth quarter of 2016, but we cannot estimate a final resolution date. For further information about these matters, see Note 10, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements and “Part I—Item 1A. Risk Factors—Legal and Regulatory Risks—We are subject to litigation and regulatory investigations, inquiries and proceedings, and we may incur fines, penalties, increased costs, and other consequences that could negatively impact our business, results of operations, liquidity and cash flows or damage our reputation." in our 2015 Form 10-K.
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

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per share data)
Net revenues	$196	$237	$353	$498
Total expenses	216	311	422	541
Loss from before income taxes	(20)	(74)	(69)	(43)
Income tax benefit	(11)	(18)	(30)	(10)
Net loss	(9)	(56)	(39)	(33)
Less: net income attributable to noncontrolling interest	3	6	3	8
Net loss attributable to PHH Corporation	$(12)	$(62)	$(42)	$(41)

Basic and Diluted loss per share attributable to PHH Corporation	$(0.22)	$(1.20)	$(0.78)	$(0.80)

Our financial results for the second quarter of 2016 reflect a performance consistent with our expectations, including seasonal increases in home purchase volume that positively impacted our application and closing volume. The second quarter of 2016 also reflected the benefits of our completed cost and contract re-engineering, reflecting improved profitability in our private label channel. We increased the hedging activity on our MSR, resulting in a minimal loss in MSR market-related fair value adjustments, net of related derivatives, of $12 million in the second quarter of 2016. We are currently undertaking a comprehensive review of all strategic options to maximize value for our shareholders. In the meantime, we intend to continue to run the business in a manner that preserves the value of our balance sheet. See further discussion under “—Strategic Review” in "Overview—Executive Summary".

Industry forecasts for the remainder of 2016 reflect steady improvements in the home purchase market. Going into the third quarter, the industry is experiencing a surge in refinance volumes, and our origination capacity is currently constrained, leading to higher loan margins. However, for the remainder of 2016, we are continuing to expect higher levels of compliance-related costs and are working to resolve our existing legal and regulatory matters, as discussed further in Note 10, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements for information regarding our existing regulatory matters.

Income Taxes. We recorded our interim tax benefit for 2016 using the discrete effective tax rate method due to actual results for the six months ended June 30, 2016 as compared to the expected results for the full year and the sensitivity of the effective tax rate to small changes in forecasted results. For 2015, we recorded our interim tax benefit by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable.  Certain results dependent on fair value adjustments are considered not to be reliably estimable; therefore, we record discrete year-to-date income tax provisions on those results.

Our effective income tax rate for the six months ended June 30, 2016 and 2015 was (44.0)% and (23.9)%, respectively.  Our effective tax rates differ from our federal statutory rate of 35% primarily due to state tax provision, changes in the valuation allowance, income attributable to noncontrolling interest for which no taxes are provided, and nondeductible expenses for legal and regulatory matters and in 2015, for premiums paid to exchange the Convertible notes due in 2017. See Note 8, 'Income Taxes' in the accompanying Notes to Condensed Consolidated Financial Statements.

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Origination and other loan fees	$79	$87	$140	$145
Gain on loans held for sale, net	77	86	125	168
Loan servicing income	91	100	182	204
Change in fair value of mortgage servicing rights, net of related derivatives	(47)	(31)	(83)	(4)
Net interest expense	(7)	(12)	(16)	(29)
Other income	3	7	5	14
Net revenues	$196	$237	$353	$498

Origination and other loan fees decreased by $8 million during the second quarter of 2016 resulting from declines in overall origination volumes as compared to the second quarter of 2015. This decrease was primarily due to a decrease in appraisal income and application and other closing fees primarily driven by a 22% decrease in total retail closing units that was partially offset by operating benefits from amendments to our private label agreements.

Gain on loans held for sale, net from our Mortgage Production segment, decreased by $9 million during the second quarter of 2016 resulting from a 39% decline in IRLCs expected to close as compared to the second quarter of 2015. The decline in IRLCs expected to close was impacted by the increased mix of fee-based closings (where we do not enter into an IRLC) and was partially offset by a 44 basis point increase in average total loan margins as interest rates declined during the quarter.

Loan servicing income for the second quarter of 2016 was lower by $9 million compared to the prior year quarter, primarily due to a 12% decrease in the average capitalized portfolio that was partially offset by an increase in our subservicing fees from an increase in our subservicing portfolio and operating benefits from renegotiating our subservicing agreements.

During the second quarter of 2016, we experienced $12 million of unfavorable MSR market-related fair value adjustments, net of related derivatives, driven by a 23 basis point decrease in the modeled primary mortgage rate during the second quarter of 2016, while in the second quarter of 2015, we experienced $20 million of favorable MSR market-related fair value adjustments, net of related derivatives, driven by a 36 basis point increase in the modeled primary mortgage rate and a steepening of the yield curve. This unfavorable impact in the second quarter of 2016 as compared to the prior year quarter was partially offset by a $16 million favorable change in MSR valuation changes from actual prepayments of the underlying mortgage loans and receipts of recurring cash flows due to a decrease in payoffs in our capitalized servicing portfolio and a lower average capitalized servicing rate as compared to the prior year quarter.

Net interest expense decreased by $5 million as compared to the second quarter of 2015, due to the June 2015 retirement of substantially all of our Convertible notes due in 2017.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Salaries and related expenses	$92	$85	$182	$172
Commissions	18	27	30	46
Loan origination expenses	18	25	34	49
Foreclosure and repossession expenses	9	15	16	30
Professional and third-party service fees	37	45	76	87
Technology equipment and software expenses	10	9	20	19
Occupancy and other office expenses	11	12	24	24
Depreciation and amortization	5	4	9	9
Other operating expenses:
Legal and regulatory reserves	—	34	5	34
Loss on early debt retirement	—	30	—	30
Other	16	25	26	41
Total expenses	$216	$311	$422	$541

Salaries and related expenses for the second quarter of 2016 increased by $7 million compared to the second quarter of 2015, primarily due to severance costs incurred during the second quarter of 2016 and higher management incentive compensation.

Commissions for the second quarter of 2016 declined by $9 million, or 33%, compared to the second quarter of 2015, primarily driven by a 24% decrease in closing volume from our real estate channel. Loan origination expenses decreased from the prior year quarter by $7 million, or 28%, primarily driven by a 22% decrease in retail closing units.

Foreclosure and repossession expenses decreased by $6 million, or 40%, from the second quarter of 2015 primarily driven by lower foreclosure activity and improved delinquencies that were partially the result of sales of MSRs with respect to delinquent government loans.

Professional and third-party service fees decreased by $8 million from the prior year quarter primarily due to costs incurred in the second quarter of 2015 resulting from actions taken to separate our information technology systems from the Fleet business.

Other expenses decreased by $9 million from the second quarter of 2015 primarily due to a provision for certain non-recoverable fees associated with foreclosure activities incurred during the second quarter of 2015 in which the reimbursement of fees to borrowers was completed in 2016.

We recorded a $30 million Loss on early debt retirement in the second quarter of 2015 associated with the exchange of substantially all of the Convertible notes due in 2017.

We recorded a provision for legal and regulatory matters of $34 million in the second quarter of 2015. There were no provisions for legal and regulatory matters during the second quarter of 2016. As discussed in “—Executive Summary”, we are currently managing through several regulatory investigations, examinations and inquiries related to our historical mortgage servicing practices and our reserves are based on currently available information. For more information regarding legal proceedings, see Note 10, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements.

Mortgage Production Segment

The mortgage production environment has continued to be influenced by a complex regulatory compliance environment, increased competition from non-bank originators and changes to mortgage-backed security programs, including increases in guarantee fees.  Future conforming origination volumes and loan margins may be negatively impacted by higher interest rates, and the long term impact of guarantee fee increases remains uncertain.

During the first half of 2015, the origination environment experienced a brief surge in refinance activity from relatively lower interest rates. However, in 2016, the environment is now operating in a lower volume, home purchase driven mortgage market, despite a recent decline in interest rates in June. According to Fannie Mae's July 2016 Economic and Housing Outlook, total mortgage market closing volume contracted by approximately 10% in the first half of 2016 versus the first half of 2015. Refinance closings represented 44% of total industry originations during the first half of 2016, as compared to 52% in the first half of 2015. Refinance closings are expected to represent 40% of industry closings for the remainder of 2016, compared to 46% for the full year 2015.

In recent periods, our Mortgage Production segment results have been negatively impacted by the higher mix of fee-based closings since the revenue per loan on fee-based closings is generally lower than saleable closings. However, in the second quarter of 2016, we realized the full benefits and increases to net revenues of the amendments to our planned private label contract renegotiation process that was completed in the fourth quarter of 2015.

In the past week, Merrill Lynch Home Loans, a division of Bank of America, National Association ("Merrill Lynch") has advised us of its intentions to insource additional loan products to their internal operations by the end of the year. When combined with their prior actions to move the origination of certain mortgage loan products to internal operations, we estimate that the combined effect of these changes could represent a reduction of approximately 60% of Merrill Lynch’s loan closing volume or approximately 15% of our total loan closing volume, in each case on an annualized basis based on closing dollars for the year ended December 31, 2015. We estimate that this represents a reduction in pre-tax earnings of $13 million for 2016, or $44 million on an annualized basis, exclusive of any offsetting management actions. For the second quarter of 2016, Merrill Lynch's application units were down by 30% compared to the second quarter of 2015. In addition, we previously announced that Morgan Stanley Private Bank, N.A., which represented 20% of our total 2015 loan closing volume (by dollars), has exercised its contractual right to extend origination services with us through October 31, 2017.

These client developments, as well as the evolving regulatory, compliance and vendor oversight environment are a key part of our overall evaluation of the strategic direction of our business. Based on our strategic evaluation thus far, in the second quarter we effected our decision to exit the Wholesale/correspondent lending channel which represented 3% of our total closings for the year ended December 31, 2015. There were no significant costs recognized related to exiting the Wholesale/correspondent channel. Refer to “—Overview—Executive Summary” for more information about our evaluation of strategic alternatives for our business.

For information about our client and concentration risk, see "—Risk Management".

Segment Metrics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ In millions)
Closings:
Saleable to investors	$2,847	$4,121	$4,835	$7,223
Fee-based	7,525	7,952	13,492	14,202
Total	$10,372	$12,073	$18,327	$21,425

Purchase	$4,953	$6,107	$8,327	$9,923
Refinance	5,419	5,966	10,000	11,502
Total	$10,372	$12,073	$18,327	$21,425

Retail - PLS	$7,955	$8,889	$14,308	$15,936
Retail - Real Estate	2,120	2,803	3,461	4,822
Total retail	10,075	11,692	17,769	20,758
Wholesale/correspondent	297	381	558	667
Total	$10,372	$12,073	$18,327	$21,425

Retail - PLS (units)	13,439	16,658	25,128	30,283
Retail - Real Estate (units)	7,581	10,176	12,549	17,784
Total retail (units)	21,020	26,834	37,677	48,067
Wholesale/correspondent (units)	1,180	1,632	2,191	2,939
Total (units)	22,200	28,466	39,868	51,006

Applications:
Saleable to investors	$4,132	$5,445	$7,444	$10,813
Fee-based	8,512	8,574	17,503	18,382
Total	$12,644	$14,019	$24,947	$29,195

Retail - PLS	$9,742	$9,994	$19,450	$21,424
Retail - Real Estate	2,729	3,424	4,806	6,566
Total retail	12,471	13,418	24,256	27,990
Wholesale/correspondent	173	601	691	1,205
Total	$12,644	$14,019	$24,947	$29,195

Retail - PLS (units)	18,214	19,856	34,777	41,782
Retail - Real Estate (units)	9,620	12,350	17,173	24,056
Total retail (units)	27,834	32,206	51,950	65,838
Wholesale/correspondent (units)	703	2,592	2,649	5,174
Total (units)	28,537	34,798	54,599	71,012

Other:
IRLCs expected to close	$1,318	$2,158	$2,486	$4,293
Total loan margin on IRLCs (in basis points)	343	299	321	307
Loans sold	$2,687	$3,804	$4,850	$6,768

Segment Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Origination and other loan fees	$79	$87	$140	$145
Gain on loans held for sale, net	77	86	125	168
Net interest income (expense):
Interest income	9	11	16	20
Secured interest expense	(6)	(6)	(11)	(12)
Unsecured interest expense	—	(7)	—	(15)
Net interest income (expense)	3	(2)	5	(7)
Other income	3	3	5	5
Net revenues	162	174	275	311

Salaries and related expenses	57	57	114	112
Commissions	18	27	30	46
Loan origination expenses	18	25	34	49
Professional and third-party service fees	6	9	11	16
Technology equipment and software expenses	1	1	2	2
Occupancy and other office expenses	7	7	14	14
Depreciation and amortization	3	3	5	6
Other operating expenses	36	36	75	74
Total expenses	146	165	285	319

Profit (loss) before income taxes	16	9	(10)	(8)
Less: net income attributable to noncontrolling interest	3	6	3	8
Segment profit (loss)	$13	$3	$(13)	$(16)

Quarterly Comparison:  Mortgage Production segment profit was $13 million during the second quarter of 2016 compared to $3 million during the second quarter of 2015.  Net revenues decreased to $162 million, down $12 million, or 7%, compared to the prior year quarter driven by lower volumes of IRLCs and closings, partially offset by lower allocated unsecured interest expense and operating benefits from amendments to our private label agreements.  The lower volume of closings in the second quarter of 2016 was a result of reduced private label volume and reduced purchase originations in the real estate channel as compared to the second quarter of 2015. Total expenses decreased to $146 million, down $19 million compared with the second quarter of 2015, primarily driven by the decline in origination volumes, which resulted in lower Loan origination expenses and Commissions.

Net revenues.  Origination and other loan fees were $79 million, down $8 million, or 9%, compared to the prior year quarter. This decrease was primarily due to a $7 million decrease in appraisal income and application and other closing fees primarily driven by a 22% decrease in total retail closing units. Origination assistance fees also decreased by $1 million, which was primarily driven by a 19% decrease in private label closing units compared to the prior year quarter that was offset by operating benefits from amendments to our private label agreements.

Gain on loans held for sale, net was $77 million during the second quarter of 2016, declining 10% as compared to $86 million for the prior year quarter, which was primarily related to a 39% decrease in IRLCs expected to close, reflecting the increased mix of fee-based closings (where we do not enter into an IRLC). This was partially offset by a 44 basis point increase in average total loan margins as interest rates declined during the quarter.

Allocated unsecured interest expense was zero in the second quarter of 2016, as compared to $7 million for the second quarter of 2015, driven by updates to our interest allocation methodology in 2016 compared to 2015. We evaluate the capital structure of each segment on an annual basis and have not allocated unsecured interest expense during 2016 to Mortgage Production as the segment's capital structure is expected to be fully supported by existing cash and the secured warehouse debt facilities for 2016.

Total expenses.  Commissions were down $9 million, or 33%, primarily driven by a 24% decrease in closing volume from our real estate channel. Loan origination expenses were down $7 million, or 28%, compared to the prior year quarter, primarily due to a 22% decrease in retail closing units.

Professional and third-party service fees declined $3 million, or 33%, primarily due to reduced consulting expenses on compliance activities and our efforts to re-engineer the business in the second quarter of 2016 as compared to the second quarter of 2015.

See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation.

Year-to-Date Comparison:  Mortgage Production segment loss was $13 million during the six months ended June 30, 2016 compared to a loss of $16 million during the prior year.  Net revenues decreased to $275 million, down $36 million, or 12%, compared to the prior year driven by lower volumes of IRLCs and closings, partially offset by lower allocated unsecured interest expense.  The lower volume of closings in the first half of 2016 was a result of reduced purchase originations in the real estate channel, reduced private label volume, and declines in refinance volume related to the brief surge of activity from relatively lower interest rates in the first quarter of 2015. Total expenses decreased to $285 million, down $34 million, or 11%, compared with the prior year, primarily driven by the declines in origination volumes, which resulted in lower Loan origination expenses and Commissions.

Net revenues.  Origination and other loan fees were $140 million, down $5 million, or 3%, compared to the prior year, which was primarily due to an $11 million decrease in appraisal income and application and other closing fees primarily driven by a 22% decrease in total retail closing units. This was partially offset by an increase in origination assistance fees of $6 million primarily driven by operating benefits from amendments to our private label agreements that were partially offset by a 17% decrease in private label closing units compared to the prior year.

Gain on loans held for sale, net was $125 million during the six months ended June 30, 2016, declining 26% as compared to $168 million for the prior year, which was primarily related to a 42% decrease in IRLCs expected to close, reflecting the increased mix of fee-based closings (where we do not enter into an IRLC). This was partially offset by a 14 basis point increase in average total loan margins.

Allocated unsecured interest expense was zero in the six months ended June 30, 2016, as compared to $15 million for the six months ended June 30, 2015, driven by updates to our interest allocation methodology in 2016 compared to 2015. We evaluate the capital structure of each segment on an annual basis and have not allocated unsecured interest expense during 2016 to Mortgage Production as the segment's capital structure is expected to be fully supported by existing cash and the secured warehouse debt facilities for 2016.

Total expenses.  Commissions were down $16 million, or 35%, primarily driven by a 28% decrease in closing volume from our real estate channel. Loan origination expenses were down $15 million, or 31%, compared to the prior year primarily due to a 22% decrease in retail closing units.

Professional and third-party service fees declined $5 million, or 31%, primarily due to reduced consulting expenses on compliance activities and our efforts to re-engineer the business in the first half of 2016 compared to the first half of 2015.

See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Gain on loans held for sale, net:
Gain on loans	$66	$76	$106	$147
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(1)	(1)	(3)	(1)
Economic hedge results	12	11	22	22
Total change in fair value of mortgage loans and related derivatives	11	10	19	21
Total	$77	$86	$125	$168

Salaries and related expenses:
Salaries, benefits and incentives	$52	$51	$105	$103
Contract labor and overtime	5	6	9	9
Total	$57	$57	$114	$112

Other operating expenses:
Corporate overhead allocation	$30	$31	$64	$63
Other expenses	6	5	11	11
Total	$36	$36	$75	$74

Mortgage Servicing Segment

Our Mortgage Servicing segment has experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to changes in interest rates and the related impact on our modeled MSR cash flows, high delinquent GNMA servicing costs and other market risks. These factors can be impacted by, among other factors, conditions in the housing market, general economic factors, including higher unemployment rates, policies of the Federal Reserve, and global economic changes, such as interest rate fluctuations from the UK's recent referendum to exit the European Union.  As of June 30, 2016, we have observed a 79 basis point decline in the 10-year Treasury yield since the end of the fourth quarter, which has contributed to a 23% decline in the value of our MSR asset during that period. In 2016, we have maintained a high MSR hedge coverage ratio, and for the six months ended June 30, 2016, hedge gains have offset 87% of the $165 million negative market-related change in MSR value.

In recent years, the residential mortgage industry has been under heightened scrutiny from federal, state and local regulators which has resulted in, and may result in, higher costs and enhanced regulatory, compliance and vendor oversight requirements.  The results of servicing our owned, or capitalized, portfolio have been negatively impacted by the persistent low interest rate environment and increasing costs to comply with regulations, while the compensation for servicers has remained constant. We expect that costs to service may continue to exceed revenue from the capitalized portfolio in the short term. In recent years, we sold a significant amount of newly created MSRs through our flow sale agreements; however, we have reduced the volume of sales under our MSR flow sale arrangements, as sales were 14% of our MSR additions during second quarter of 2016, compared to 46% during the prior year quarter (in each case based on UPB). We are continuing to explore options to reduce the amount of MSRs on our balance sheet in conjunction with the strategic review. Refer to “—Overview—Executive Summary” for more information about our evaluation of strategic alternatives for our business.

We also are evaluating our subservicing portfolio. Subservicing fee revenue is generally lower than the servicing fee received by the owner of the MSRs; however, there are lower financial risks inherent in subservicing as compared to owning the MSR asset.  Subservicing reduces our exposure to fluctuations in interest rates and the related earnings volatility from market-related changes in fair value of our MSRs, and our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships as those risks are retained by the owner of the servicing rights. Although there are lower risks related to subservicing, our clients generally have the right to terminate their subservicing agreements without cause, with respect to some or all of the mortgage loans.

As previously announced, Merrill Lynch Home Loans, a division of Bank of America, National Association, informed us of their intent to insource their subservicing portfolio no later than December 31, 2016. As of June 30, 2016, Merrill Lynch’s subservicing accounted $37 billion in unpaid principal balance, or 20% of our subservicing portfolio units. We estimate that this represents a reduction in pre-tax earnings of approximately $10 million on an annualized basis, exclusive of any offsetting management actions.

For information, see "—Risk Management—Counterparty and Concentration Risk" and “Part I—Item 1A. Risk Factors—Risks Related to Our Business—The profitability of our Mortgage Servicing segment has been adversely affected by increased costs to service and declines in our capitalized servicing portfolio. Despite these increases in costs, the revenue received for mortgage servicing activities has remained constant for holders of mortgage servicing rights. There can be no assurances that our mortgage servicing rights asset will yield its modeled value, which could have an adverse effect on our business, financial position, and results of operations.” in our 2015 Form 10-K.

Segment Metrics:

	June 30,
	2016	2015
	($ In millions)
Total Loan Servicing Portfolio:
Unpaid Principal Balance	$231,741	$225,227

Number of loans in owned portfolio (units)	609,976	675,587
Number of subserviced loans (units)	486,596	439,137
Total number of loans serviced (units)	1,096,572	1,114,724

Capitalized Servicing Portfolio:
Unpaid Principal Balance	$92,687	$104,705
Capitalized servicing rate	0.73%	0.97%
Capitalized servicing multiple	2.6	3.4
Weighted-average servicing fee (in basis points)	29	29

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Total Loan Servicing Portfolio:
Average Portfolio UPB	$232,529	$224,467	$230,951	$225,148

Capitalized Servicing Portfolio:
Average Portfolio UPB	$94,431	$106,728	$96,028	$108,773
Payoffs and principal curtailments	4,812	5,387	8,767	9,966
Sales	224	1,110	496	2,338

Segment Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net loan servicing income:
Loan servicing income	$91	$100	$182	$204
Change in fair value of mortgage servicing rights	(105)	18	(226)	(8)
Net derivative gain (loss) related to MSRs	58	(49)	143	4
Net loan servicing income	44	69	99	200
Net interest expense:
Interest income	3	2	5	2
Secured interest expense	(2)	(3)	(5)	(6)
Unsecured interest expense	(11)	(9)	(21)	(18)
Net interest expense	(10)	(10)	(21)	(22)
Other income	—	1	—	3
Net revenues	34	60	78	181

Salaries and related expenses	19	14	37	30
Foreclosure and repossession expenses	9	15	16	30
Professional and third-party service fees	9	7	18	14
Technology equipment and software expenses	4	4	8	8
Occupancy and other office expenses	4	4	9	8
Depreciation and amortization	1	1	2	1
Other operating expenses	21	61	42	79
Total expenses	67	106	132	170
Segment (loss) profit	$(33)	$(46)	$(54)	$11

Quarterly Comparison:  Mortgage Servicing segment loss was $33 million during the second quarter of 2016 compared to a segment loss of $46 million during the prior year quarter.  Net revenues decreased to $34 million, down $26 million, or 43%, compared to the prior year quarter primarily driven by unfavorable comparisons in our MSR market-related fair value adjustments and a decline in loan servicing income that was partially offset by favorable comparisons on our MSR derivatives.  Total expenses decreased to $67 million, down $39 million, or 37%, compared with the second quarter of 2015 primarily driven by a $34 million provision for legal and regulatory matters in the second quarter of 2015 related to our legacy mortgage servicing practices.

Net revenues.  In recent periods, we have experienced a decline in our capitalized loan servicing portfolio from a persistent low interest rate environment leading to high prepayment activity and our execution of sales of MSRs under flow sale arrangements. As a result, Servicing fees from our capitalized portfolio decreased to $67 million, down $10 million, or 13%, compared to the prior year quarter driven by a 12% decrease in our average capitalized loan servicing portfolio.  This decline was partially offset by an increase in Subservicing fees of $2 million, or 13%, compared to the prior year quarter primarily driven by operating benefits from renegotiating our subservicing agreements that began in the third quarter of 2015 and from the addition of a subservicing portfolio of approximately 35,000 loans during the first quarter of 2016.

MSR valuation changes from actual prepayments of the underlying mortgage loans decreased by $13 million, or 33%, due to a 13% decrease in payoffs in our capitalized servicing portfolio and an 18 basis point decrease in the value of actual prepayments compared to the prior year quarter. MSR valuation changes from actual receipts of recurring cash flows decreased by $3 million, or 27%, primarily due to a lower average capitalized servicing rate and a smaller portfolio size in the second quarter of 2016 compared to the prior year quarter.

During the second quarter of 2016, Market-related fair value adjustments decreased the value of our MSRs by $70 million which was partially offset by $58 million of net gains on MSR derivatives.  This activity was primarily attributable to a 23 basis point decline in the modeled primary mortgage rate.

During the second quarter of 2015, Market-related fair value adjustments increased the value of our MSRs by $69 million, which was partially offset by $49 million of net losses on MSR derivatives primarily related to an increase in interest rates.

The $69 million positive Market-related fair value adjustments during the second quarter of 2015 is primarily attributable to a 36 basis point increase in the modeled primary mortgage rate and a steepening of the yield curve.

Total expenses.  Salaries and related expenses increased by $5 million, or 36%, compared to the prior year quarter and included $2 million of severance costs incurred during the second quarter of 2016. There was also a $2 million increase that was attributable to higher management incentive compensation and an increased allocation of shared service employees to the Mortgage Servicing segment.

Foreclosure and repossession expenses decreased by $6 million from the prior year quarter primarily driven by lower foreclosure activity and improved delinquencies that were partially the result of sales of MSRs with respect to delinquent government loans.

During the second quarter of 2015, we recorded a $34 million provision for legal and regulatory matters, due to various legal proceedings and regulatory investigations, examinations and inquiries that are still ongoing related to our legacy mortgage servicing practices. There were no provisions for legal and regulatory matters during the second quarter of 2016.

Other expenses decreased by $10 million from the prior year quarter primarily due to a $6 million provision for certain non-recoverable fees associated with foreclosure activities incurred during the second quarter of 2015 in which the reimbursement of fees to borrowers was completed in 2016.

Corporate overhead allocations increased by $3 million compared to the prior year quarter primarily due to increased information technology costs to comply with enhanced regulatory demands. See “—Other” for a more detailed discussion of expenses included in the Corporate overhead allocation.

Year-to-Date Comparison:  Mortgage Servicing segment loss was $54 million during the six months ended June 30, 2016 compared to a segment profit of $11 million during the prior year.  Net revenues decreased to $78 million, down $103 million, or 57%, compared to the prior year primarily driven by unfavorable comparisons in our MSR market-related fair value adjustments and a decline in loan servicing income that was partially offset by higher net gains on our MSR derivatives.  Total expenses decreased to $132 million, down $38 million, or 22%, compared with the prior year primarily driven by a higher provision for legal and regulatory matters in the prior year that were partially offset by higher Salaries and related expenses.

Net revenues.  Servicing fees from our capitalized portfolio decreased to $137 million, down $19 million, or 12%, compared to the prior year driven by a 12% decrease in our average capitalized loan servicing portfolio.  Late fees and other ancillary servicing revenue decreased by $6 million, or 27% compared to the prior year, which was primarily driven by a loss on the sale of delinquent FNMA servicing and repurchase activity related to Ginnie Mae buyout eligible loans which together totaled $4 million in first half of 2016. Subservicing fees increased by $2 million, or 6%, compared to the prior year driven by operating benefits from renegotiating our subservicing agreements that began in the third quarter of 2015 and from the addition of a subservicing portfolio of approximately 35,000 loans during the first quarter of 2016.

MSR valuation changes from actual prepayments of the underlying mortgage loans decreased by $20 million, or 29%, due to a 16% decrease in payoffs in our capitalized servicing portfolio and a 14 basis point decrease in the value of actual prepayments compared to the prior year. The decline in interest rates during the first quarter of 2015 led to a higher level of refinance closings and payoffs in our MSR in the prior year. MSR valuation changes from actual receipts of recurring cash flows decreased by $8 million, or 38%, due to a lower average capitalized servicing rate in the first half of 2016 compared to the prior year, as well as a favorable impact from the MSR value changes of Ginnie Mae buyout eligible loan transactions.

During the six months ended June 30, 2016, Market-related fair value adjustments decreased the value of our MSRs by $165 million which was partially offset by $143 million of net gains on MSR derivatives.  This activity was primarily attributable to a 62 basis point decline in the modeled primary mortgage rate, as well as a 79 basis point decline in the 10-year Treasury interest rate.

During the six months ended June 30, 2015, Market-related fair value adjustments increased the value of our MSRs by $81 million, and we recorded net gains on MSR derivatives of $4 million from changes in interest rates. The $81 million positive Market-related fair value adjustments during the six months ended June 30, 2015 reflects the impact from a 24 basis point increase in the modeled primary mortgage rate, a steepening of the yield curve and $46 million of favorable adjustments associated with updates to our prepayment model to align modeled and actual prepayments and changes from market data calibration.

Total expenses.  Salaries and related expenses increased by $7 million, or 23%, compared to the prior year and included $2 million of severance costs incurred during 2016. The remaining $5 million increase was attributable to $3 million associated with an increased allocation of shared service employees to the Mortgage Servicing segment and $2 million from higher management incentive compensation and higher temporary contract labor to assist with short-term customer service projects.

Foreclosure and repossession expenses decreased by $14 million from the prior year primarily driven by lower foreclosure activity and improved delinquencies that were partially the result of sales of MSRs with respect to delinquent government loans.

Professional and third-party service fees increased by $4 million compared to the prior year primarily driven by expenses incurred during the first half of 2016 related to compliance activities.

During the six months ended June 30, 2016, Repurchase and foreclosure-related charges were $3 million and primarily related to exposure for legacy repurchase claims from certain private investors. During the six months ended June 30, 2015, Repurchase and foreclosure-related charges were $6 million and were primarily driven by higher expected loss severities, expenses not reimbursed pursuant to government mortgage insurance programs and expenses for repurchase and indemnification claims related to certain private investors.

During the six months ended June 30, 2016, we recorded a $5 million provision for legal and regulatory matters, as compared to a $34 million provision in the prior year. We have continued to be subject to various legal proceedings and regulatory investigations, examinations and inquiries related to our legacy mortgage servicing practices.

Other expenses decreased by $11 million from the prior year primarily due to a $6 million provision for certain non-recoverable fees associated with foreclosure activities incurred during 2015 in which the reimbursement of fees to borrowers was completed in 2016.

Corporate overhead allocations increased by $6 million compared to the prior year primarily due to increased information technology costs to comply with enhanced regulatory demands. See “—Other” for a more detailed discussion of the expenses included in the Corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Loan servicing income:
Servicing fees from capitalized portfolio	$67	$77	$137	$156
Subservicing fees	18	16	36	34
Late fees and other ancillary servicing revenue	10	11	16	22
Curtailment interest paid to investors	(4)	(4)	(7)	(8)
Total	$91	$100	$182	$204

Changes in fair value of mortgage servicing rights:
Actual prepayments of the underlying mortgage loans	$(27)	$(40)	$(48)	$(68)
Actual receipts of recurring cash flows	(8)	(11)	(13)	(21)
Market-related fair value adjustments	(70)	69	(165)	81
Total	$(105)	$18	$(226)	$(8)

Other operating expenses:
Corporate overhead allocation	$13	$10	$27	$21
Repurchase and foreclosure-related charges	5	4	3	6
Legal and regulatory reserves	—	34	5	34
Other expenses	3	13	7	18
Total	$21	$61	$42	$79

Other

We leverage a centralized corporate platform to provide shared services for general and administrative functions to our reportable segments.  These shared services include support associated with, among other functions, information technology, enterprise risk management, internal audit, human resources, accounting and finance and communications.  The costs associated with these shared general and administrative functions, in addition to the cost of managing the overall corporate function, are recorded within Other and allocated to our reportable segments through a corporate overhead allocation.  The Corporate overhead allocation to each segment is determined based upon the actual and estimated usage by function or expense category. In January 2016, we evaluated the overhead allocation rate to each segment based upon their current revenues, expenses, headcount and usage which resulted in an increase in the rate of allocation to our Mortgage Servicing segment with a corresponding decrease to our Mortgage Production segment for 2016 as compared to 2015.

Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net revenues	$—	$3	$—	$6
Salaries and related expenses	16	14	31	30
Professional and third-party service fees	22	29	47	57
Technology equipment and software expenses	5	4	10	9
Occupancy and other office expenses	—	1	1	2
Depreciation and amortization	1	—	2	2
Other operating expenses:
Loss on early debt retirement	—	30	—	30
Other	2	3	5	6
Total expenses before allocation	46	81	96	136
Corporate overhead allocation:
Mortgage Production segment	(30)	(31)	(64)	(63)
Mortgage Servicing segment	(13)	(10)	(27)	(21)
Total expenses	3	40	5	52
Net loss before income taxes	$(3)	$(37)	$(5)	$(46)

Quarterly Comparison:  Net loss before income taxes was $3 million during the second quarter of 2016, compared to a loss of $37 million during the prior year quarter.

Net revenues. There were no Net revenues during the second quarter of 2016 since the transition services agreement related to the sale of the Fleet business was substantially complete at the end of the second quarter of 2015. Net revenues from the transition service agreement during the second quarter of 2015 were $3 million.

Total expenses. Total expenses before allocations decreased to $46 million, down $35 million, or 43%, compared to the prior year quarter. Loss on early debt retirement during the second quarter of 2015 of $30 million was associated with the exchange of the Convertible notes due in 2017. Professional and third-party service fees decreased to $22 million, down $7 million, or 24%, compared to the prior year quarter primarily from the increased costs in 2015 resulting from actions taken to separate our information technology systems from the Fleet business that was slightly offset by increased costs associated with our strategic review.

Year-to-Date Comparison:  Net loss before income taxes was $5 million during the six months ended June 30, 2016, compared to a loss of $46 million during the prior year.

Net revenues. There were no Net revenues during the six months ended June 30, 2016 since the transition services agreement related to the sale of the Fleet business was substantially complete at the end of the second quarter of 2015. Net revenues from the transition service agreement during the six months ended June 30, 2015 were $6 million.

Total expenses. Total expenses before allocations decreased to $96 million, down $40 million, or 29%, compared to the prior year. Loss on early debt retirement during the six months ended June 30, 2015 was due to a $30 million loss associated with the exchange of the Convertible notes due in 2017. Professional and third-party service fees decreased to $47 million, down $10 million, or 18%, compared to the prior year primarily from the increased costs in 2015 resulting from actions taken to separate our information technology systems from the Fleet business that was slightly offset by increased costs associated with our strategic review.

RISK MANAGEMENT

We are exposed to various business risks which may significantly impact our financial results including, but not limited to: (i) interest rate risk; (ii) consumer credit risk; (iii) counterparty and concentration risk; (iv) liquidity risk; and (v) operational risk.

During the six months ended June 30, 2016, there have been no significant changes to our liquidity risk.  In addition, as of June 30, 2016, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.

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

We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold.  Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of June 30, 2016, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $40 million which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs or in the event we do not file insurance claims.

Repurchase and foreclosure-related reserves consist of the following:

	June 30, 2016	December 31, 2015
	(In millions)
Loan repurchase and indemnification liability	$62	$62
Adjustment to value for real estate owned	13	17
Allowance for probable foreclosure losses	9	10
Total	$84	$89

During the six months ended June 30, 2016, we received 230 new repurchase and indemnification requests. We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation. As of June 30, 2016, we had $44 million in unpaid principal balance of unresolved requests. Based on the last twelve months ended June 30, 2016, we appealed approximately 70% of claims received and reviewed, and we were successful in refuting approximately 90% of claims appealed. See Note 9, 'Credit Risk' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding loan repurchase and indemnification requests and our repurchase and foreclosure-related reserves.

Counterparty and Concentration Risk
Production. For the six months ended June 30, 2016, our mortgage loan originations were derived from our relationships with significant counterparties as follows:

•	20% from our relationships with Realogy and its affiliates;

•	27% from Merrill Lynch;

•	21% from Morgan Stanley Private Bank, N.A.; and

•	10% from HSBC Bank USA.
None of these agreements contain minimum loan origination commitments. In addition, these agreements include terms that allow each client to terminate their respective agreements after providing notice, and such agreements may require payment of a termination fee.
Merrill Lynch Home Loans, a division of Bank of America, National Association ("Merrill Lynch"), has indicated to us their intention to move the origination of new applications for certain mortgage loan products to its internal operations by the end of 2016. We estimate that, in the aggregate, they intend to insource approximately 60% of their total loan closing volume, or approximately 15% of our total loan closing volume, in each case based on dollar closing volume for the year ended December 31, 2015. Refer to “—Overview—Executive Summary” and “—Mortgage Production” for more information. Further loss of our significant client relationships, or substantial declines in origination volume sourced from these relationships, would have a negative impact on our Mortgage Production segment. There can be no assurances that our private label volumes, agreements or relationships will not be subject to further change.
For further discussion of production concentration risks, see “Part I—Item 1A. Risk Factors—Risks Related to Our Business—The private label channel of our Mortgage Production segment has client-concentration risk related to the significant percentage of originations sourced from Merrill Lynch Home Loans, a division of Bank of America, National Association, Morgan Stanley Private Bank, N.A. and HSBC Bank USA. Any declines in the volume of loan originations sourced from these agreements, whether due to termination, non-renewal, or at the election of our counterparty, may materially and adversely impact our business and our consolidated financial position, results of operations and cash flows." and “The real estate channel of our Mortgage Production segment is substantially dependent upon our relationship with Realogy, and the termination of our contractual agreements with Realogy would have a material adverse effect on our business, financial position, results of operations and cash flows." in our 2015 Form 10-K.
Servicing. During the six months ended June 30, 2016, there have been no significant changes to our servicing portfolio's geographic, delinquency, and agency concentration risks, as previously outlined in our 2015 Form 10-K. We have implemented a strategy to shift the mix of our servicing portfolio to a greater mix of subserviced loans.  This strategy may result in a lower replenishment of prepayments and amortization with newly originated servicing rights as well as the increased risk associated with subservicing relationships, as the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause with respect to some or all of the subserviced loans and, in some cases, without payment of any termination fee.  In April 2016, Merrill Lynch informed us of their intent to insource their subservicing portfolio no later than December 31, 2016. As of June 30, 2016, Merrill Lynch’s subservicing accounted for 96,325 units or $37 billion in unpaid principal balance, or 20% of our subservicing portfolio units. Additionally, as of June 30, 2016, our next three largest subservicing relationships represented 39%, 19%, and 7% of our total subserviced portfolio units.
There can be no assurances that our subservicing agreements or relationships will not be subject to further change. Market conditions, including interest rates and future economic projections, could impact investor demand to hold MSRs, which may result in our loss of subservicing relationships, or significantly decrease the number of loans under such relationships. Further, our ability to retain or attract subservicing clients may be negatively impacted by our ongoing strategic review. If we were to have our subservicing agreements terminated on a material portion of our subservicing portfolio, this could adversely affect our business, financial condition, and results of operations.
For further discussion of concentration risks related to our subservicing agreements, see “Part I—Item 1A. Risk Factors—Risks Related to Our Business—The profitability of our Mortgage Servicing segment has been adversely affected by increased costs to service and declines in our capitalized servicing portfolio. Despite these increases in costs, the revenue received for mortgage servicing activities has remained constant for holders of mortgage servicing rights. There can be no assurances that our mortgage servicing rights asset will yield its modeled value, which could have an adverse effect on our business, financial position, and results of operations." in our 2015 Form 10-K.

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

In the first quarter of 2016, we completed $100 million of open market repurchases that started in November 2015, resulting in the retirement of 6.350 million shares at an average price per share of $15.75. We have authorization from our Board of Directors to repurchase up to an additional $150 million through December 31, 2016 through an open market repurchase program. However, as previously announced, in light of our strategic review process, we do not expect to engage in further share repurchase activity until we have greater clarity into the best path forward and its requirements. The timing and amount of further repurchases, if any, will depend on several factors including the potential actions taken as a result of our strategic review process, market and business conditions, the trading price of our common stock, execution requirements and consequences of our strategic options and our overall capital structure and liquidity position, including the nature of other potential uses of cash. There can be no assurances that we will complete further repurchases. For more information about risks related to our share repurchase programs, see “Part I—Item 1A. Risk Factors—Risks Related to Our Common Stock—We are not required to complete any future repurchases of our Common stock, and any such repurchases may not result in effects we anticipated." in our 2015 Form 10-K.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.

Cash Flows

Our total unrestricted cash position as of June 30, 2016 is $1.0 billion, which includes $56 million of cash in variable interest entities.  We will continue to maintain an excess unrestricted cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we considered in our analysis of cash requirements as of June 30, 2016:

▪	$365 million to $415 million for identified contingencies, including amounts related to mortgage loan repurchases and legal and regulatory matters;

▪	$75 million to $150 million cash reserves for mortgage-related interest rate risk management activities, including our current MSR hedge position; and

▪	$100 million to $125 million for working capital needs.

After consideration of these total requirements of $540 million to $690 million, we have approximately $260 million to $410 million of excess cash available for operations, excluding cash in variable interest entities.

The following table summarizes the changes in Cash and cash equivalents:

	Six Months Ended June 30,
	2016	2015	Change
	(In millions)
Cash (used in) provided by:
Operating activities	$(136)	$(449)	$313
Investing activities	139	41	98
Financing activities	96	107	(11)
Net increase (decrease) in Cash and cash equivalents	$99	$(301)	$400

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

During the six months ended June 30, 2016, cash used in our operating activities was $136 million which was primarily driven by the impact of timing differences between the origination and sale of mortgages, as Mortgage loans held for sale in our Condensed Consolidated Balance Sheets increased by $179 million between December 31, 2015 and June 30, 2016 that was partially offset by operating benefits from amendments to our private label and subservicing agreements.

During the six months ended June 30, 2015, cash used in our operating activities was $449 million which primarily was driven by the impact of timing differences between the origination and sale of mortgages as Mortgage loans held for sale increased by $449 million between December 31, 2014 and June 30, 2015. In addition, cash used in our operating activities included losses from operations related to the pricing levels and mix of closings of our private label agreements and cash investments related to our growth and re-engineering efforts.

Investing Activities

Cash flows from investing activities include changes in the funding requirements of restricted cash, cash flows related to collateral postings or settlements of our MSR derivatives and proceeds on the sale of mortgage servicing rights.

During the six months ended June 30, 2016, cash provided by our investing activities was $139 million, which was driven by $146 million of net cash received from MSR derivatives for cash collateral amounts and settlement activity due to changes in interest rates.

During the six months ended June 30, 2015, cash provided by our investing activities was $41 million, which was primarily driven by $36 million of cash received from proceeds from the sale of mortgage servicing rights related to sales under our

MSR flow sale arrangements and the sale of MSRs related to a population of highly delinquent government insured loans that was completed during the fourth quarter of 2014.

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

During the six months ended June 30, 2016, cash provided by our financing activities was $96 million which primarily related to $122 million of net proceeds on secured borrowings primarily resulting from increased funding requirements for Mortgage loans held for sale that was partially offset by $23 million used to retire shares in our open market share repurchase program.

During the six months ended June 30, 2015, cash provided by our financing activities was $107 million which primarily related to $387 million of net proceeds on secured borrowings primarily resulting from the increased funding requirements for Mortgage loans held for sale that was partially offset by a $273 million cash payment to complete the exchange of substantially all of the Convertible notes due in 2017.

Debt

The following table summarizes our Debt as of June 30, 2016:

	Balance	Collateral(1)
	(In millions)
Warehouse facilities	$767	$802
Servicing advance facility	98	166
Unsecured debt	606	—
Total	$1,471	$968

_________________

(1)	Assets held as collateral are not available to pay our general obligations.

See Note 7, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our debt covenants and other components of our debt.

Warehouse Facilities

We utilize both committed and uncommitted warehouse facilities, and we evaluate our capacity need under these facilities based on forecasted volume of mortgage loan closings and sales. During the six months ended June 30, 2016, we reduced the aggregate committed capacity of our facilities in response to our expected saleable production volume and to reduce expenses associated with the facilities.

Mortgage warehouse facilities consisted of the following as of June 30, 2016:

	Balance	Total Capacity	Available Capacity(1)	Maturity Date
		(In millions)
Debt:
Committed facilities:
Fannie Mae	$—	$300	$300	12/13/2016
Wells Fargo Bank, N.A.	394	450	56	4/2/2017
Bank of America, N.A.	270	400	130	12/16/2016
Barclays Bank PLC	100	100	—	3/28/2017
Committed warehouse facilities	764	1,250	486
Uncommitted facilities:
Fannie Mae	—	2,700	2,700	n/a
Barclays Bank PLC	3	100	97	n/a
Total	$767	$4,050	$3,283

Off-Balance Sheet Gestation Facilities:
Uncommitted facilities:
JP Morgan Chase Bank, N.A.	$—	$250	$250	n/a

___________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions and covenants of the respective agreements and may be further limited by asset eligibility requirements.

Servicing Advance Funding Arrangements

As of June 30, 2016, there are $657 million of Servicing advance receivables, net on our Condensed Consolidated Balance Sheets, including $243 million funded from our capital, and the remainder funded as outlined below:

	Balance	Total Capacity	Available Capacity(1)	Maturity Date
		(In millions)
Debt:
PSART Servicing Advance facility	$98	$155	$57	6/15/18	(2)
Subservicing advance liabilities:
Client-funded amounts	316	n/a	n/a	n/a
Total	$414
__________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)
The facility has a revolving period through June 15, 2017, after which the facility goes into amortization.  The maturity date of June 15, 2018 presented above represents the final repayment date of the amortizing notes.

Unsecured Debt

Unsecured borrowing arrangements consisted of the following as of June 30, 2016:

	Balance	Balance at Maturity	Maturity Date
	(In millions)
7.375% Term notes due in 2019	272	275	9/1/2019
6.375% Term notes due in 2021	334	340	8/15/2021
Total	$606	$615	0

As of August 3, 2016, our credit ratings on our senior unsecured debt were as follows:

	Senior Debt	Short-Term Debt
Moody’s Investors Service	Ba3	NP
Standard & Poor's Rating Services	B	N/A

On March 11, 2016, following our announcement of a comprehensive review of all strategic options, Moody's affirmed our senior unsecured rating at Ba3 and revised our Outlook to Negative. On April 11, 2016, following our announcement of origination reductions in the private label business, Moody's announced that our Ba3 senior unsecured rating was placed on credit watch for a possible downgrade. On July 8, 2016, Moody's extended the credit watch for an additional 90 days pending the results of our strategic review process.

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

We used June 30, 2016 market rates to perform a sensitivity analysis that measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.  The estimates assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our Mortgage pipeline, Mortgage servicing rights and related derivatives and unsecured debt that are sensitive to interest rates as of June 30, 2016 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
	(In millions)
Mortgage pipeline:
Mortgage loans held for sale	$4	$4	$3	$(4)	$(8)	$(19)
Interest rate lock commitments(1)	4	6	4	(6)	(14)	(34)
Forward loan sale commitments(1)	(10)	(11)	(7)	10	23	52
Option contracts(1)	—	—	—	—	—	2
Total Mortgage pipeline	(2)	(1)	—	—	1	1

MSRs and related derivatives:
Mortgage servicing rights	(204)	(106)	(53)	52	100	187
Derivatives related to MSRs(1)	235	105	51	(46)	(86)	(141)
Total MSRs and related derivatives	31	(1)	(2)	6	14	46

Unsecured term debt	(20)	(10)	(5)	5	10	20
Total, net	$9	$(12)	$(7)	$11	$25	$67
__________________

(1)	Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 26, 2014, our Board of Directors authorized up to $250 million in open market purchases. We have $150 million remaining under this authorization which extends through December 31, 2016. We did not complete any share repurchases during the second quarter of 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2016.

PHH CORPORATION

By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer

By:	/s/ Robert B. Crowl
Robert B. Crowl
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael R. Bogansky
Michael R. Bogansky
Senior Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

10.1†	Amended and Restated Tier I Severance Pay Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2016.

10.2	Letter Agreement between Fannie Mae and PHH Mortgage Corporation dated June 13, 2016.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2016.

10.3†**	Form of 2016 Performance Restricted Stock Unit Award Notice and Agreement	Filed herewith.

10.4†	Form of 2016 Restricted Stock Unit Award Notice and Agreement	Filed herewith.

10.5†**	Form of May 2016 Performance Restricted Stock Unit Award Notice and Agreement	Filed herewith.

10.6†	Form of May 2016 Restricted Stock Unit Award Notice and Agreement	Filed herewith.

10.7†	PHH 2015 Corporation Management Incentive Plan (Under the PHH Corporation 2014 Equity and Incentive Plan).	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

———————
†    Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

**
Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the SEC.