Form 10-Q
period 2016-09-30
PHH CORP
filed 2016-11-09
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016, 53,599,433 shares of PHH Common stock were outstanding.

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

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements concerning the following:

▪
our expectations related to our strategic review and related actions, including the estimated impacts on our results, the timing of any such actions, our estimates of transaction or exit costs and any other anticipated impacts on our results, client relationships or expected value to shareholders;

▪	our assessment of our private label channel and our strategy to exit this business, including our expectation of exit costs;

▪	the expected impacts of changes to certain client relationships on our subservicing portfolio and results;

▪	our expectations of preserving balance sheet value through an effective MSR hedging program;

▪	anticipated future origination volumes and loan margins in the mortgage industry;

▪	our expectations of the impacts of regulatory changes on our business;

▪	our assessment of legal and regulatory proceedings and the associated impact on our financial statements;

▪	our expectations around future losses from representation and warranty claims, and associated reserves and provisions; and

▪	the impact of the adoption of recently issued accounting pronouncements on our financial statements.
Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part II—Item 1A. Risk Factors” in this Form 10-Q, and “Part I—Item 1A. Risk Factors” in our 2015 Form 10-K and those factors described below:

▪	the effects of our comprehensive review of all strategic options and any transaction that may result on our business, management resources, customer and employee relationships, and financial position;

▪	our ability to complete our strategic priorities and implement changes to meet our operational and financial objectives;

▪
the effects of any declines in origination volumes sourced from our private label client relationships or joint venture with Realogy Corporation, driven by our clients' actions, business strategies or otherwise;

▪	the effects of any termination of our subservicing agreements by any of our largest subservicing clients or on a material portion of our subservicing portfolio;

▪	the effects of market volatility or macroeconomic changes and financial market regulations on the availability and cost of our financing arrangements, the value of our assets and the housing market;

▪	the effects of changes in current interest rates on our business, the value of our mortgage servicing rights and our financing costs;

▪	our decisions regarding the use of derivatives and hedge strategies related to our mortgage servicing rights;

▪
the impact of changes in the U.S. financial condition and fiscal and monetary policies, or any actions taken or to be taken by the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System on the credit markets and the U.S. economy;

▪
the effects of any significant adverse changes in the underwriting criteria or the existence or programs of government-sponsored entities, such as Fannie Mae and Freddie Mac, including any changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other actions of the federal government;

▪
the ability to maintain our status as a government sponsored entity-approved seller and servicer, including the ability to continue to comply with the respective selling and servicing guides, and our ability to operationalize changes necessary to comply with updates to such guides and programs;

▪
the effects of changes in, or our failure to comply with, laws and regulations, including mortgage- and real estate-related laws and regulations and those that we are exposed to through our private label relationships;

▪
the effects of the outcome or resolutions of any inquiries, investigations or appeals related to our mortgage origination or servicing activities, any litigation related to our mortgage origination or servicing activities, or any related fines, penalties and increased costs, and the associated impact on our liquidity;

▪
the ability to maintain our relationships with our existing clients, including our ability to comply with the terms of our private label and subservicing client agreements and any related service level agreements;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Origination and other loan fees	$75	$75	$215	$220
Gain on loans held for sale, net	87	69	212	237
Net loan servicing income:
Loan servicing income	89	94	271	298
Change in fair value of mortgage servicing rights	(46)	(115)	(272)	(123)
Net derivative (loss) gain related to mortgage servicing rights	(4)	50	139	54
Net loan servicing income	39	29	138	229
Net interest expense:
Interest income	11	13	32	35
Secured interest expense	(8)	(9)	(24)	(27)
Unsecured interest expense	(10)	(11)	(31)	(44)
Net interest expense	(7)	(7)	(23)	(36)
Other income	3	3	8	17
Net revenues	197	169	550	667

EXPENSES
Salaries and related expenses	86	79	268	251
Commissions	19	19	49	65
Loan origination expenses	18	23	52	72
Foreclosure and repossession expenses	10	11	26	41
Professional and third-party service fees	35	39	111	126
Technology equipment and software expenses	10	9	30	28
Occupancy and other office expenses	11	15	35	39
Depreciation and amortization	4	4	13	13
Other operating expenses	33	57	64	162
Total expenses	226	256	648	797
Loss before income taxes	(29)	(87)	(98)	(130)
Income tax benefit	(8)	(40)	(38)	(50)
Net loss	(21)	(47)	(60)	(80)
Less: net income attributable to noncontrolling interest	6	3	9	11
Net loss attributable to PHH Corporation	$(27)	$(50)	$(69)	$(91)

Basic and Diluted loss per share attributable to PHH Corporation	$(0.50)	$(0.84)	$(1.28)	$(1.68)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(21)	$(47)	$(60)	$(80)
Other comprehensive income, net of tax:
Change in unfunded pension liability, net	1	—	1	1
Total other comprehensive income, net of tax	1	—	1	1
Total comprehensive loss	(20)	(47)	(59)	(79)
Less: comprehensive income attributable to noncontrolling interest	6	3	9	11
Comprehensive loss attributable to PHH Corporation	$(26)	$(50)	$(68)	$(90)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$996	$906
Restricted cash	50	47
Mortgage loans held for sale	761	743
Accounts receivable, net	89	81
Servicing advances, net	668	691
Mortgage servicing rights	645	880
Property and equipment, net	50	47
Other assets	187	247
Total assets (1)	$3,446	$3,642

LIABILITIES
Accounts payable and accrued expenses	$200	$251
Subservicing advance liabilities	318	314
Debt	1,332	1,348
Deferred taxes	117	182
Loan repurchase and indemnification liability	65	62
Other liabilities	154	137
Total liabilities (1)	2,186	2,294
Commitments and contingencies (Note 10)

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 53,585,565 shares issued and outstanding at September 30, 2016; 55,007,983 shares issued and outstanding at December 31, 2015	1	1
Additional paid-in capital	885	911
Retained earnings	347	416
Accumulated other comprehensive loss(2)	(9)	(10)
Total PHH Corporation stockholders’ equity	1,224	1,318
Noncontrolling interest	36	30
Total equity	1,260	1,348
Total liabilities and equity	$3,446	$3,642

See accompanying Notes to Condensed Consolidated Financial Statements.

Continued.

CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(Unaudited)
(In millions)

(1)
The Condensed Consolidated Balance Sheets include assets and liabilities of variable interest entities. The assets can be used only to settle the obligations of the variable interest entities, and the liabilities have creditors or beneficial interest holders that do not have recourse to PHH Corporation and subsidiaries. These assets and liabilities are as follows:

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$61	$80
Restricted cash	20	18
Mortgage loans held for sale	436	389
Accounts receivable, net	26	5
Servicing advances, net	153	157
Property and equipment, net	1	1
Other assets	19	12
Total assets	$716	$662

LIABILITIES
Accounts payable and accrued expenses	$15	$14
Debt	486	456
Other liabilities	6	6
Total liabilities	$507	$476

(2)
Includes amounts recorded related to the Company’s defined benefit pension plan, net of income tax benefits of $6 million as of both September 30, 2016 and December 31, 2015.  During both the three and nine months ended September 30, 2016 and September 30, 2015, there were no amounts reclassified out of Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In millions, except share data)

	PHH Corporation Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Nine Months Ended September 30, 2016
Balance at December 31, 2015	55,007,983	$1	$911	$416	$(10)	$30	$1,348
Total comprehensive (loss) income	—	—	—	(69)	1	9	(59)
Distributions to noncontrolling interest	—	—	—	—	—	(3)	(3)
Stock compensation expense	—	—	6	—	—	—	6
Stock issued under share-based payment plans (includes $9 benefit from excess tax shortfall)	86,354	—	(9)	—	—	—	(9)
Repurchase of Common stock	(1,508,772)	—	(23)	—	—	—	(23)
Balance at September 30, 2016	53,585,565	$1	$885	$347	$(9)	$36	$1,260

Nine Months Ended September 30, 2015
Balance at December 31, 2014	51,143,723	$1	$989	$566	$(11)	$26	$1,571
Total comprehensive (loss) income	—	—	—	(91)	1	11	(79)
Distributions to noncontrolling interest	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	7	—	—	—	7
Stock issued under share-based payment plans	202,901	—	2	—	—	—	2
Repurchase of Common stock	(1,574,252)	(1)	5	(5)	—	—	(1)
Conversion of Convertible Notes	10,075,653	1	(19)	—	—	—	(18)
Recognition of deferred taxes related to Convertible notes	—	—	2	—	—	—	2
Balance at September 30, 2015	59,848,025	$1	$986	$470	$(10)	$32	$1,479

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(60)	$(80)
Adjustments to reconcile Net loss to net cash used in operating activities:
Capitalization of originated mortgage servicing rights	(45)	(80)
Net loss on mortgage servicing rights and related derivatives	133	69
Loss on early extinguishment of debt	—	30
Origination of mortgage loans held for sale	(7,848)	(10,910)
Proceeds on sale of and payments from mortgage loans held for sale	8,029	11,245
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(219)	(218)
Depreciation and amortization	13	13
Deferred income tax benefit	(75)	(54)
Other adjustments and changes in other assets and liabilities, net	92	44
Net cash provided by operating activities	20	59

Cash flows from investing activities:
Net cash received on derivatives related to mortgage servicing rights	121	49
Proceeds on sale of mortgage servicing rights	7	45
Purchases of property and equipment	(13)	(25)
(Increase) decrease in restricted cash	(3)	13
Other, net	5	2
Net cash provided by investing activities	117	84

Cash flows from financing activities:
Proceeds from secured borrowings	9,301	13,845
Principal payments on secured borrowings	(9,319)	(13,978)
Principal payments on unsecured borrowings	—	(245)
Cash tender premiums for convertible debt	—	(30)
Repurchase of Common stock	(23)	—
Cash paid for debt issuance costs	(3)	(6)
Distributions to noncontrolling interest	(3)	(5)
Issuances of Common stock	—	2
Other, net	—	(3)
Net cash used in financing activities	(47)	(420)

Net increase (decrease) in Cash and cash equivalents	90	(277)
Cash and cash equivalents at beginning of period	906	1,259
Cash and cash equivalents at end of period	$996	$982

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

Derivatives and Hedging.   In March 2016, the FASB issued ASU 2016-06, “Contingent Put and Call Options in Debt Instruments.” This update clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only a specific four-step decision sequence. An entity is no longer required to assess whether the contingency for exercising the option is indexed to interest rate or credit risk. This update is effective for the first interim and annual periods beginning after December 15, 2016, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new standard.

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

Statement of Cash Flows.  In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments." This update addresses eight specific cash flow issues and is intended to reduce diversity in practice in how entities present and classify certain cash receipts and cash payments in the statement of cash flows. This update is effective for the first interim and annual periods beginning after December 15, 2017, with early adoption permitted. At adoption, this update will be applied retrospectively. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively from the earliest date practicable. The Company is currently evaluating the impact of adopting this new standard.

Consolidation. In October 2016, the FASB issued ASU 2016-17, "Interests Held through Related Parties That Are under Common Control." This update requires an entity to include indirect interest held through related parties that are under common control on a proportionate basis when evaluating if a reporting entity is the primary beneficiary of a variable interest entity. This update is effective for the first interim and annual periods beginning after December 15, 2016, with early adoption permitted. At adoption, this update will be applied retrospectively. The Company is currently evaluating the impact of adopting this new standard.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except share and per share data)
Net loss attributable to PHH Corporation	$(27)	$(50)	$(69)	$(91)

Weighted-average common shares outstanding — basic & diluted	53,578,044	59,830,544	53,616,403	54,078,072

Basic and Diluted loss per share attributable to PHH Corporation	$(0.50)	$(0.84)	$(1.28)	$(1.68)

The following table summarizes anti-dilutive securities excluded from the computation of diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Outstanding stock-based compensation awards(1)	1,971,055	1,386,775	1,971,055	1,386,775
Assumed conversion of debt securities	—	7,001	—	5,804,349
 ———————

(1)	For the three and nine months ended September 30, 2016, excludes 383,400 shares that are contingently issuable for which the contingency has not been met.

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

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale, and the portfolio associated with loans subserviced for others.  The total servicing portfolio was $227.9 billion and $226.3 billion, as of September 30, 2016 and December 31, 2015, respectively.  MSRs recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created primarily through sales of originated loans on a servicing-retained basis or through the direct purchase of servicing from a third party.

The approval or consents of the Agencies may be required prior to the Company completing sales of MSRs. In addition, as of September 30, 2016, 27% of the capitalized MSRs were specifically restricted from sale without prior approval from private label clients or private investors. The Company has agreements to sell a portion of its newly-created MSRs to third parties and will have continuing involvement as a subservicer.  As of September 30, 2016, the Company had commitments to sell MSRs related to $109 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans and $329 million of the unpaid principal balance of loans, with a fair value of MSRs of $4 million, that were included in the capitalized servicing portfolio. In November 2016, the Company entered into a commitment to sell an additional population of its MSRs, as discussed further in Note 14, 'Subsequent Events'.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The activity in the loan servicing portfolio associated with capitalized mortgage servicing rights consisted of:

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Balance, beginning of period	$98,990	$112,686
Additions	4,476	7,086
Payoffs and curtailments	(14,102)	(14,854)
Sales	(742)	(3,080)
Balance, end of period	$88,622	$101,838

The activity in capitalized MSRs consisted of:

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Balance, beginning of period	$880	$1,005
Additions	45	80
Sales	(8)	(35)
Changes in fair value due to:
Realization of expected cash flows	(98)	(132)
Changes in market inputs or assumptions used in the valuation model	(174)	9
Balance, end of period	$645	$927

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Servicing fees from capitalized portfolio	$67	$72	$204	$228
Late fees	3	4	11	11
Other ancillary servicing revenue	6	4	14	19

As of September 30, 2016 and December 31, 2015, the MSRs had a weighted-average life of 5.3 years and 6.4 years, respectively. See Note 11, 'Fair Value Measurements' for additional information regarding the valuation of MSRs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Proceeds from new loan sales or securitizations	$4,647	$7,267
Servicing fees from capitalized portfolio (1)	204	228
Purchases of previously sold loans (2)	(232)	(124)
Servicing advances (3)	(1,217)	(1,576)
Repayment of servicing advances (3)	1,241	1,527
____________________

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Includes purchases of repurchase eligible loans and excludes indemnification payments to investors and insurers of the related mortgage loans.

(3)
Outstanding servicing advance receivables are presented in Servicing advances, net in the Condensed Consolidated Balance Sheets, except for advances related to loans in foreclosure or real estate owned, which are included in Other assets.

During the three and nine months ended September 30, 2016, pre-tax gains of $77 million and $185 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2015, pre-tax gains of $82 million and $231 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Condensed Consolidated Statements of Operations.

4. Derivatives

Derivative instruments and the risks they manage are as follows:

▪	Forward delivery commitments — Related to interest rate and price risk for mortgage loans held for sale and interest rate lock commitments

▪	Option contracts — Related to interest rate and price risk for mortgage loans held for sale and interest rate lock commitments

▪	MSR-related agreements — Related to interest rate risk for mortgage servicing rights

Derivative instruments are recorded in Other assets and Other liabilities in the Condensed Consolidated Balance Sheets.  The Company does not have any derivative instruments designated as hedging instruments.

The following table summarizes the gross notional amount of derivatives:

	September 30, 2016	December 31, 2015
	(In millions)
Interest rate lock commitments	$1,591	$1,048
Forward delivery commitments	2,987	2,468
Option contracts	70	125
MSR-related agreements	4,867	3,945

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	September 30, 2016
	Gross Assets	Offsetting Payables	Cash Collateral Paid	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$1	$1
MSR-related agreements	44	(41)	19	22
Derivative assets subject to netting	46	(43)	20	23
Not subject to master netting arrangements:
Interest rate lock commitments	47	—	—	47
Total derivative assets	$93	$(43)	$20	$70

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$7	$(7)	$1	$1
MSR-related agreements	1	(36)	39	4
Total derivative liabilities	$8	$(43)	$40	$5

	December 31, 2015
	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$—	$—
MSR-related agreements	27	—	(23)	4
Derivative assets subject to netting	29	(2)	(23)	4
Not subject to master netting arrangements:
Interest rate lock commitments	21	—	—	21
Forward delivery commitments	1	—	—	1
Derivative assets not subject to netting	22	—	—	22
Total derivative assets	$51	$(2)	$(23)	$26

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$2	$2
Total derivative liabilities	$2	$(2)	$2	$2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Gain on loans held for sale, net:
Interest rate lock commitments	$100	$81	$278	$216
Forward delivery commitments	(6)	(25)	(41)	(14)
Option contracts	—	—	(1)	(1)
Net derivative (loss) gain related to mortgage servicing rights:
MSR-related agreements	(4)	50	139	54

5. Other Assets

Other assets consisted of:

	September 30, 2016	December 31, 2015
	(In millions)
Derivatives	$70	$26
Repurchase eligible loans(1)	34	104
Equity method investments	32	32
Mortgage loans in foreclosure, net	21	24
Real estate owned, net	15	21
Income taxes receivable	—	23
Other	15	17
Total	$187	$247
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

6. Other Liabilities

Other liabilities consisted of:

	September 30, 2016	December 31, 2015
	(In millions)
Legal and regulatory matters (Note 10)	$121	$105
Pension and other post-employment benefits	10	11
Income tax contingencies	10	9
Derivatives	5	2
Other	8	10
Total	$154	$137

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	September 30, 2016			December 31, 2015
	Balance	Interest Rate(1)	Available Capacity(2)	Balance
	(In millions)
Committed warehouse facilities	$628	2.7%	$622	$632
Uncommitted warehouse facilities	—	—%	2,800	—
Servicing advance facility	97	2.5%	58	111

Term notes due in 2019(3)	272	7.375%	n/a	271
Term notes due in 2021(3)	335	6.375%	n/a	334
Unsecured debt	607			605
Total	$1,332			$1,348
______________

(1)
Interest rate shown represents the stated interest rate of outstanding borrowings, which may differ from the effective rate due to the amortization of premiums, discounts and issuance costs. Warehouse facilities and the servicing advance facility are variable-rate. Rate shown for warehouse facilities represents the weighted-average rate of current outstanding borrowings.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements, including asset-eligibility requirements.

(3)	Deferred issuance costs were reclassified from the prior year presentation in Other assets to a reduction in Unsecured debt.

 Assets held as collateral that are not available to pay the Company’s general obligations as of September 30, 2016 consisted of:

	Warehouse Facilities	Servicing Advance Facility
	(In millions)
Restricted cash	$7	$15
Servicing advances	—	153
Mortgage loans held for sale (unpaid principal balance)	657	—
Total	$664	$168

The following table provides the contractual debt maturities as of September 30, 2016:

	Warehouse Facilities	Servicing Advance Facility(1)	Unsecured Debt	Total
	(In millions)
Within one year	$628	$97	$—	$725
Between one and two years	—	—	—	—
Between two and three years	—	—	275	275
Between three and four years	—	—	—	—
Between four and five years	—	—	340	340
Thereafter	—	—	—	—
	$628	$97	$615	$1,340
_____________

(1)	Maturities of the servicing advance facility represent estimated payments based on the expected cash inflows of the receivables.

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

Servicing Advance Facility

On June 15, 2016, PHH Service Advance Receivables Trust 2013-1, an indirect, wholly-owned subsidiary of the Company, extended the revolving period of the note purchase agreement with Wells Fargo Bank for the Series 2015-1 variable funding notes with an aggregate maximum principal amount of $155 million, by one year through June 15, 2017 and also extended the final maturity of the notes by one year to June 15, 2018. The notes bear interest, payable monthly, based on LIBOR plus an agreed-upon margin.

Debt Covenants

During 2016, profitability conditions precedent to borrowing in certain of the Company's mortgage repurchase facility agreements have been modified to exclude legal and regulatory provisions, while liquidity covenants have been enhanced to require that the Company maintain $150 million of cash and cash equivalents in excess of its liability for legal and regulatory matters. In addition, the mortgage repurchase facilities were amended to reduce the minimum tangible net worth covenants to $750 million from $1 billion and to introduce a covenant requiring the Company to maintain a ratio of unsecured indebtedness to tangible net worth of not more than 1.25 to 1.00. There were no other significant amendments to the terms of the debt covenants during the nine months ended September 30, 2016.

As of September 30, 2016, the Company was in compliance with all financial covenants related to its debt arrangements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes

For the three and nine months ended September 30, 2016, interim income tax benefits were recorded using the discrete effective tax rate method. Management believes the use of the discrete method for this period is more appropriate than applying the full-year effective tax rate method due to the actual results for the nine months ended September 30, 2016 compared to the expected results for the full year and the sensitivity of the effective tax rate to small changes in forecasted annual pre-tax income or loss. Under the discrete method, the Company determines the tax provision based upon actual results as if the interim period were a full year period. The resulting effective tax rates for the three and nine months ended September 30, 2016 were (27.5)% and (39.1)%, respectively. The difference between the Company’s effective tax rate and the statutory 35% rate was primarily due to:

(i)	state and local income taxes determined by the mix of income or loss from the operations by entity and state income tax jurisdiction;

(ii)	a decrease in the valuation allowance driven by the utilization of state tax losses;

(iii)	an increase in nondeductible expenses related to legal and regulatory matters; and

(iv)	tax benefits related to income attributable to noncontrolling interests for which no taxes are provided.

For the three and nine months ended September 30, 2015, interim income tax benefits were recorded by applying a projected full-year effective income tax rate to the quarterly Loss before income taxes for results that are deemed to be reliably estimable. Certain results dependent on fair value adjustments are considered not to be reliably estimable, and therefore, discrete year-to-date income tax provisions are recorded on those results. The resulting effective tax rates for the three and nine months ended September 30, 2015 were (46.2)% and (38.8)%, respectively. The difference between the Company’s effective tax rate and the statutory 35% rate was primarily due to:

(i)	state and local income taxes determined by the mix of income or loss from the operations by entity and state income tax jurisdiction;

(ii)	an increase in nondeductible expenses related to legal and regulatory matters, premiums paid to exchange the Convertible notes due in 2017 and certain amounts of officer's compensation;

(iii)	an increase in the valuation allowance driven by state tax losses generated and an increase in the non net operating loss deferred tax assets;

(iv)	tax benefits related to income attributable to noncontrolling interests for which no taxes are provided; and

(v)	adjustments to deferred tax items related to the sale of the Fleet business.

9. Credit Risk

The Company is subject to the following forms of credit risk:

▪	Consumer credit risk — through mortgage banking activities as a result of originating and servicing residential mortgage loans

▪	Counterparty credit risk — through derivative transactions, sales agreements and various mortgage loan origination and servicing agreements

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized mortgage servicing rights as well as loans subserviced for others:

	September 30, 2016	December 31, 2015
	(In millions)
Loan Servicing Portfolio Composition
Owned	$89,598	$99,869
Subserviced	138,285	126,390
Total	$227,883	$226,259

Conventional loans	$200,592	$197,971
Government loans	23,415	24,087
Home equity lines of credit	3,876	4,201
Total	$227,883	$226,259

Weighted-average interest rate	3.8%	3.8%

	September 30, 2016		December 31, 2015
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency (1)
30 days	2.13%	1.47%	2.22%	1.55%
60 days	0.42	0.28	0.44	0.30
90 or more days	0.67	0.49	0.82	0.62
Total	3.22%	2.24%	3.48%	2.47%

Foreclosure/real estate owned (2)	1.62%	1.35%	1.74%	1.51%
______________

(1)	Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)
As of September 30, 2016 and December 31, 2015, the total servicing portfolio included 13,710 and 15,487 of loans in foreclosure with an unpaid principal balance of $2.7 billion and $3.0 billion, respectively.

Repurchase and Foreclosure-Related Reserves

Repurchase and foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and for on-balance sheet loans in foreclosure and real estate owned. A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Balance, beginning of period	$89	$93
Realized losses	(17)	(15)
Increase in reserves due to:
Changes in assumptions	10	5
New loan sales	5	10
Balance, end of period	$87	$93

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repurchase and foreclosure-related reserves consist of the following:

Loan Repurchases and Indemnifications

Liabilities for probable losses related to repurchase and indemnification obligations of $65 million and $62 million as of September 30, 2016 and December 31, 2015, respectively, are presented in the Condensed Consolidated Balance Sheets. The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of September 30, 2016, the estimated amount of reasonably possible losses in excess of the recorded liability was $35 million, which primarily relates to the Company’s estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs in the event we do not file insurance claims.  The estimate is based on an expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.

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

As of September 30, 2016, $172 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 12% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

Mortgage Loans in Foreclosure and Real Estate Owned

The carrying values of the mortgage loans in foreclosure and real estate owned were recorded within Other assets in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2016	December 31, 2015
	(In millions)
Mortgage loans in foreclosure and related advances	$30	$34
Allowance for probable foreclosure losses	(9)	(10)
Mortgage loans in foreclosure, net	$21	$24

Real estate owned and related advances	$28	$38
Adjustment to value for real estate owned	(13)	(17)
Real estate owned, net	$15	$21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies

The Company and its subsidiaries are routinely, and currently, defendants in various legal proceedings that arise in the ordinary course of business, including class actions and other private and civil litigation. These proceedings are generally based on alleged violations of consumer protection laws (including the Real Estate Settlement Procedures Act ("RESPA")), employment laws and contractual obligations. Similar to other mortgage loan originators and servicers, the Company and its subsidiaries are also routinely, and currently, subject to government and regulatory examinations, investigations and inquiries or other requests for information.  The resolution of these various legal and regulatory matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In particular, legal proceedings brought under RESPA and other federal or state consumer protection laws that are ongoing, or may arise from time to time, may include the award of treble and other damages substantially in excess of actual losses, attorneys' fees, costs and disbursements, and other consumer and injunctive relief. These proceedings and matters are at varying procedural stages and the Company may engage in settlement discussions on certain matters in order to avoid the additional costs of engaging in litigation.

The outcome of legal and regulatory matters is difficult to predict or estimate and the ultimate time to resolve these matters may be protracted. In addition, the outcome of any legal proceeding or governmental and regulatory matter may affect the outcome of other pending legal proceedings or governmental and regulatory matters.

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

As of September 30, 2016, the Company’s recorded liability associated with legal and regulatory contingencies was $121 million and is presented in Other liabilities in the Condensed Consolidated Balance Sheets.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible losses cannot be estimated for all matters.  For matters where the Company can estimate the range, the Company believes reasonably possible losses in excess of recorded liability may be up to $130 million in aggregate as of September 30, 2016.

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

In June 2015, the Director of the CFPB issued a final order requiring the Company to pay $109 million, based upon the gross reinsurance premiums the Company received on or after July 21, 2008. Subsequently, the Company filed an appeal to the United States Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”).

In October 2016, the Court of Appeals issued its decision, vacating the decision of the Director of the CFPB, and finding in favor of the Company’s arguments, among others, around the correct interpretations of Section 8 of RESPA, the applicability of prior HUD interpretations around captive re-insurance and the applicability of statute of limitations to administrative enforcement proceedings at the CFPB. The Court of Appeals remanded the case to the CFPB to determine the Company's compliance with provisions of RESPA specific to whether any mortgage insurers paid more than reasonable market value to the Company for reinsurance. The Company continues to believe that it has complied with RESPA and other laws applicable to its former mortgage reinsurance activities.
Given the nature of this matter and the current status, the Company cannot estimate the amount of loss, or a range of possible losses, if any, in connection with this matter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MMC and NYDFS Examinations. The Company has undergone a regulatory examination by a multistate coalition of certain mortgage banking regulators (the “MMC”), and such regulators have alleged various violations of federal and state consumer protection and other laws related to the Company’s legacy mortgage servicing practices.  In July 2015, the Company received a settlement proposal from the MMC, proposing payments to certain borrowers nationwide where foreclosure proceedings were either referred to a foreclosure attorney or completed during 2009 through 2012, as well as other consumer relief and administrative penalties. In addition, the proposal would require that the Company comply with national servicing standards, submit its servicing activities to monitoring for compliance, and other injunctive relief. The Company continues to engage in substantive discussions with the MMC regarding the proposal. The Company believes it has meritorious explanations and defenses to the findings.

In the second quarter of 2016, the New York Department of Financial Services (the "NYDFS") proposed terms for a consent order to close out pending examination report findings, including New York findings stemming from the MMC examination.  The Company has reached an agreement in principle with the NYDFS on the terms of the consent order; however, the final consent order has not been executed by the NYDFS.

As of September 30, 2016, the Company included an estimate of probable losses in connection with the MMC and NYDFS matters in the recorded liability.

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

The Company has been cooperating in this investigation since its receipt of the subpoenas in 2013, and certain current and former employees of the Company have been deposed in connection with this matter. The Company is continuing its discussions with HUD about the ongoing investigation. As of September 30, 2016, the Company included an estimate of probable losses in connection with this matter in the recorded liability.

Lender-Placed Insurance. The Company is currently subject to pending litigation alleging that its servicing practices around lender-placed insurance were not in compliance with applicable laws.  Through its mortgage subsidiary, the Company did have certain outsourcing arrangements for the purchase of lender-placed hazard insurance for borrowers whose coverage had lapsed.  The Company believes that it has meritorious defenses to these allegations; however, in November 2016, the Company reached agreement on all material terms to settle outstanding litigation relating to this matter. The settlement is subject to definitive documentation and court approval. The Company’s recorded estimate of probable losses as of September 30, 2016 for this matter was not materially different than the losses we expect to incur in connection with the resolution.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Fair Value Measurements

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  The assessment also includes consideration of identifying the valuation approach that would be used currently by market participants.  If it is determined that a change in valuation technique or its application is appropriate, or if there are other changes in availability of observable data or market activity, the current methodology will be analyzed to determine if a transfer between levels of the valuation hierarchy is appropriate.  Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs. There has been no change in the valuation methodologies and classification pursuant to the valuation hierarchy during the nine months ended September 30, 2016.

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of September 30, 2016 or December 31, 2015.

Recurring Fair Value Measurements

The following summarizes the fair value hierarchy for instruments measured at fair value on a recurring basis:

	September 30, 2016
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$716	$45	$—	$761
Mortgage servicing rights	—	—	645	—	645
Other assets—Derivative assets:
Interest rate lock commitments	—	—	47	—	47
Forward delivery commitments	—	2	—	(1)	1
MSR-related agreements	—	44	—	(22)	22
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$7	$—	$(6)	$1
MSR-related agreements	—	1	—	3	4

	December 31, 2015
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$704	$39	$—	$743
Mortgage servicing rights	—	—	880	—	880
Other assets—Derivative assets:
Interest rate lock commitments	—	—	21	—	21
Forward delivery commitments	—	3	—	(2)	1
MSR-related agreements	—	27	—	(23)	4
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$2	$—	$—	$2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant inputs to the measurement of fair value and further information on the assets and liabilities measured at fair value are as follows:

Mortgage Loans Held for Sale (“MLHS”).  The Company has elected to record MLHS at fair value which is intended to better reflect the underlying economics and eliminate the operational complexities of risk management activities and hedge accounting requirements. The following table reflects the difference between the carrying amounts of MLHS measured at fair value and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	September 30, 2016		December 31, 2015
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$761	$8	$743	$9
Aggregate unpaid principal balance	753	11	738	11
Difference	$8	$(3)	$5	$(2)

The following table summarizes the components of mortgage loans held for sale:

	September 30, 2016	December 31, 2015
	(In millions)
First mortgages:
Conforming	$611	$616
Non-conforming	104	88
Total first mortgages	715	704
Second lien	3	4
Scratch and Dent	42	35
Other	1	—
Total	$761	$743

Mortgage Servicing Rights.  The following tables summarize certain information regarding the initial and ending capitalization rate of MSRs:

	Nine Months Ended September 30,
	2016	2015
Initial capitalization rate of additions to MSRs	1.00%	1.13%

	September 30, 2016	December 31, 2015
Capitalization servicing rate	0.73%	0.89%
Capitalization servicing multiple	2.6	3.1
Weighted-average servicing fee (in basis points)	28	29

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	September 30, 2016	December 31, 2015
Weighted-average prepayment speed (CPR)	12.6%	9.1%
Option adjusted spread, in basis points (OAS)	987	977
Weighted-average delinquency rate	5.5%	5.3%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	September 30, 2016
	Weighted- Average Prepayment Speed	Option Adjusted Spread	Weighted- Average Delinquency Rate
	(In millions)
Impact on fair value of 10% adverse change	$(32)	$(26)	$(18)
Impact on fair value of 20% adverse change	(62)	(50)	(35)

These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

The effect of a variation in a particular assumption is calculated without changing any other assumption, and the assumptions used in valuing the MSRs are independently aggregated. Although there are certain inter-relationships among the various key assumptions noted above, changes in one of the significant assumptions would not independently drive changes in the others.  The modeled prepayment speed assumptions are highly dependent upon interest rates, which drive borrowers’ propensity to refinance; however, there are other factors that can influence borrower refinance activity.  These factors include housing prices, the levels of home equity, underwriting standards and loan product characteristics.  The OAS is a component of the discount rate used to present value the cash flows of the MSR asset and represents the spread over a base interest rate that equates the present value of cash flows of an asset to the market price of that asset.  The weighted average delinquency rate is based on the current and projected credit characteristics of the capitalized servicing portfolio and is dependent on economic conditions, home equity and delinquency and default patterns.

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  The average pullthrough percentage used in measuring the fair value of interest rate lock commitments (IRLCs) as of September 30, 2016 and December 31, 2015 was 76% and 74%, respectively. The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level Three Measurements

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	MLHS	MSRs	IRLCs, net	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$42	$679	$39	$48	$1,020	$22
Purchases, Issuances, Sales and Settlements:
Purchases	3	—	—	7	—	—
Issuances	2	15	—	2	32	—
Sales	(6)	(3)	—	(15)	(10)	—
Settlements	(4)	—	(92)	(3)	—	(74)
	(5)	12	(92)	(9)	22	(74)
Realized and unrealized gains (losses) included in:
Gain on loans held for sale, net	—	—	100	—	—	81
Change in fair value of MSRs	—	(46)	—	—	(115)	—
Interest income	—	—	—	1	—	—
	—	(46)	100	1	(115)	81
Transfers into Level Three	13	—	—	8	—	—
Transfers out of Level Three	(5)	—	—	(9)	—	—
Balance, end of period	$45	$645	$47	$39	$927	$29

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	MLHS	MSRs	IRLCs, net	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$39	$880	$21	$42	$1,005	$22
Purchases, Issuances, Sales and Settlements:
Purchases	11	—	—	24	—	—
Issuances	5	45	—	4	80	—
Sales	(20)	(8)	—	(23)	(35)	—
Settlements	(9)	—	(252)	(8)	—	(209)
	(13)	37	(252)	(3)	45	(209)
Realized and unrealized gains (losses) included in:
Gain on loans held for sale, net	—	—	278	1	—	216
Change in fair value of MSRs	—	(272)	—	—	(123)	—
Interest income	2	—	—	4	—	—
	2	(272)	278	5	(123)	216
Transfers into Level Three	33	—	—	23	—	—
Transfers out of Level Three	(16)	—	—	(28)	—	—
Balance, end of period	$45	$645	$47	$39	$927	$29

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Gain on loans held for sale, net	$42	$27	$43	$26
Change in fair value of mortgage servicing rights	(9)	(72)	(174)	9

Fair Value of Other Financial Instruments

As of September 30, 2016 and December 31, 2015, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents, Restricted cash, Accounts receivable and Servicing advance receivables, the carrying value approximates fair value due to the short-term nature of such instruments.

Debt.  As of both September 30, 2016 and December 31, 2015, the total fair value of Debt was $1.3 billion, and is measured using Level Two inputs. As of September 30, 2016, the fair value of Level Two Debt was estimated using the following valuation techniques: (i) $609 million was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; and (ii) $725 million was measured using observable spreads and terms for recent pricing of similar instruments.

12. Variable Interest Entities

Assets and liabilities of significant variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2016		December 31, 2015
	PHH Home Loans	Servicing Advance Receivables Trust	PHH Home Loans	Servicing Advance Receivables Trust
	(In millions)
ASSETS
Cash	$61	$—	$80	$—
Restricted cash	5	15	5	13
Mortgage loans held for sale	436	—	389	—
Accounts receivable, net	26	—	5	—
Servicing advances, net	—	153	—	157
Property and equipment, net	1	—	1	—
Other assets	18	1	11	1
Total assets	$547	$169	$491	$171
Assets held as collateral	$411	$168	$361	$170

LIABILITIES
Accounts payable and accrued expenses	$15	$—	$14	$—
Debt	388	98	345	111
Other liabilities	6	—	6	—
Total liabilities(1)	$409	$98	$365	$111

———————

(1)	Excludes intercompany payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Information

Operations are conducted through the following two reportable segments:

■	Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

■
Mortgage Servicing — performs servicing activities for loans originated by the Company and mortgage servicing rights purchased from others, and acts as a subservicer for certain clients that own the underlying mortgage servicing rights.

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

Segment results were as follows:

	Total Assets
	September 30, 2016	December 31, 2015
	(In millions)
Mortgage Production segment	$1,062	$1,036
Mortgage Servicing segment	1,476	1,802
Other	908	804
Total	$3,446	$3,642

	Net Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Mortgage Production segment	$168	$149	$443	$460
Mortgage Servicing segment	29	20	107	201
Other	—	—	—	6
Total	$197	$169	$550	$667

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Segment Profit (Loss) (2)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Mortgage Production segment	$22	$(10)	$9	$(26)
Mortgage Servicing segment	(52)	(77)	(106)	(66)
Other (1)	(5)	(3)	(10)	(49)
Total	$(35)	$(90)	$(107)	$(141)
———————

(1)	For the nine months ended September 30, 2015, the net results for Other include a $30 million loss on the exchange of the Convertible notes due in 2017.

(2)	The following is a reconciliation of Income or loss before income taxes to Segment profit or loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Loss before income taxes	$(29)	$(87)	$(98)	$(130)
Less: net income attributable to noncontrolling interest	6	3	9	11
Segment loss	$(35)	$(90)	$(107)	$(141)

14. Subsequent Events

GNMA MSR Portfolio Sale

On November 8, 2016, the Company entered into an agreement to sell substantially all of our Ginnie Mae ("GNMA") Mortgage servicing rights and related advances to Lakeview Loan Servicing.  As of September 30, 2016, the unpaid principal balance of the GNMA MSR portfolio totaled $14.8 billion, and the fair value was $104 million, representing a 70 bps capitalized servicing rate. Servicing advance receivables that will be transferred under the sale agreement were $16 million as of September 30, 2016.  This MSR sale agreement is subject to GNMA approval as well as approvals of certain loan origination sources. Approximately 30% of the GNMA MSR subject to this sale agreement requires the consent of an origination source prior to sale.

Based on the portfolio composition as of September 30, 2016, current market conditions and assuming the receipt of all required approvals, the expected proceeds from this sale are $122 million, excluding transaction and other related costs.  The final proceeds received from this transaction are dependent on the portfolio composition and market conditions at each respective sale date and the aggregate amount of origination source consents received. Upon sale, the subservicing responsibilities with respect to the related mortgage loans will transfer to a successor subservicer appointed by the purchaser.

Exit of Private Label Services Channel

On November 8, 2016, the Company announced its plan to exit its private label solutions business channel. This business channel involves providing end-to-end origination services to financial institution clients, and represented 78% of the Company’s total mortgage production volume (based on dollars) for the nine months ended September 30, 2016. The Company expects it will be in a position to substantially exit this channel by the first quarter of 2018, subject to transition support requirements, and estimates that it will incur pre-tax costs of $75 million to $105 million in connection with the exit, which includes severance and retention programs, facility-related exit costs, and other expected payments.

The Company did not recognize any amounts in the September 30, 2016 financial statements related to the plans to exit this business, as exit decisions were not completed until the fourth quarter of 2016.

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

Executive Summary
Strategic Review
In March 2016, we announced that our Board of Directors and management were undertaking a comprehensive review of all strategic options, including capital deployment alternatives, to maximize value for shareholders and that we had retained advisors to assist in the process. After the 2014 separation from the Fleet business, this strategic review was prompted by changing industry and regulatory dynamics impacting our business.
Over the course of our review process, we, with the assistance of our advisors, solicited initial indications of interest in our business from over 50 potentially interested parties. As part of the process, we evaluated, and continue to evaluate, several potential options, including but not limited to: (i) the sale of our individual business platforms and/or certain assets; (ii) potential business combinations to achieve greater scale; and (iii) operating as a smaller, more focused enterprise. Due to a number of factors, as an outcome of the process, we did not receive a definitive bid for the entire company nor have we identified any actionable attractive merger partner or acquisition target at the present time.
We, along with our Board of Directors and advisors, evaluated the interest in our business, narrowed the field to a competitive level, facilitated due diligence, and conducted several rounds of bids with the interested counterparties. Our guiding principle for evaluating alternatives has been, and continues to be, maximizing shareholder value, after considering execution risks.

We made substantial progress through the third quarter, and we have decided to take certain actions as a result of our strategic review process to include the sale of substantially all of our Ginnie Mae ("GNMA") MSR portfolio and the exit from the Private Label Solutions ("PLS") business. For our remaining businesses, we are continuing to engage in a comprehensive process to evaluate the best course of action. Further details on our strategic plans specific to each line of business follows:

•	Agreement to Sell Mortgage Servicing Rights

In November 2016, we entered into an agreement to sell substantially all of our GNMA MSR portfolio and related advances to Lakeview Loan Servicing.  As of September 30, 2016, the unpaid principal balance of loans in our GNMA MSR portfolio totaled $14.8 billion.  Additionally, as of September 30, 2016, the fair value of our GNMA MSRs was $104 million, representing a 70 bps capitalized servicing rate, and Servicing advance receivables related to the sale population were $16 million.  The MSR sale agreement with Lakeview Loan Servicing is subject to GNMA approval as well as the approvals of certain loan origination sources. Approximately 70% of our GNMA MSR underlying this sale agreement is able to be sold without any origination source.

Based on the portfolio composition as of September 30, 2016, current market conditions, and assuming the receipt of all required approvals, the expected proceeds from this sale are $122 million, excluding transaction and other related costs.

The final proceeds received from this transaction are dependent on the portfolio composition and market conditions at each respective sale date and the aggregate amount of origination source consents received.
We expect this sale of our GNMA MSR portfolio to close in a series of three transactions beginning in the first quarter 2017. Upon sale, the subservicing responsibilities with respect to the related mortgage loans will transfer to a successor subservicer appointed by the purchaser. We prioritized the sale of GNMA MSRs since it represents the least profitable component of our total MSR portfolio, has high inherent complexity, and due to more limited market demand for this MSR class.

We are continuing to evaluate possible additional sales of our remaining MSR assets, and will provide further updates on our progress when appropriate.

•	Plan to Exit Private Label Channel
Our PLS business model has faced inherent difficulties in the current mortgage environment including escalating costs associated with regulatory oversight and compliance efforts and requirements to customize our products and service levels. In our strategic review of PLS, we considered industry, customer and regulatory trends, cost re-engineering opportunities and the potential for alternative business models.
After exhaustive consideration of the available alternatives, management and the Board of Directors believe there are insurmountable challenges to the long term viability of the PLS business model, due to the ever increasing regulatory demands and associated costs that have no prospects for moderating, the costs associated with both large and small clients’ need for customization to satisfy their unique business and compliance requirements, and the expectation for a shrinking market as clients are insourcing to gain greater control of their mortgage programs. We have determined that solving the complex business challenges of our PLS model is too uncertain, would require an extended period of time and would result in elevated level of operating losses over a prolonged period, and the best alternative is to exit the PLS business in the quickest and most cost effective way possible.
We are working with our PLS clients to help facilitate our exit from the business in the most cost effective manner possible, while continuing to satisfy our regulatory and contractual compliance requirements. We currently have exit plans in place with clients representing approximately 50% of our PLS volume (based on closing dollars for the nine months ending September 30, 2016, which includes the previously announced termination of the Merrill Lynch agreement). At this time, we believe we will be in a position to substantially exit the PLS business by the first quarter of 2018, subject to certain transition support requirements.
While we implement the exit from this business channel, we expect to incur pre-tax operating losses of approximately $100 million for PLS, including maintaining the support and compliance infrastructure needed to comply with both regulatory and contractual requirements. Further, we estimate we will incur $75 million to $105 million of additional costs (pre-tax) related to the exit of PLS over the next 18 months, which includes severance and retention programs, facility-related exit costs and other expected payments.

For discussion of risks related to the PLS exit, see “Part II—Item 1A. Risk Factors—Risks Related to Our Strategies—Our decision to exit our Private Label client agreements will result in a decline in future revenues and will involve a significant amount of restructuring costs. Furthermore, there can be no assurances that such action will be as beneficial to shareholders as if we had not taken such action.” in this Form 10-Q.
We are working diligently and with a great sense of urgency to determine the best course of action for the remainder of our business, which includes our servicing platform and our Home Loans joint venture with Realogy Corporation. Through this process, we are evaluating multiple scenarios and a number of complexities, which include, but are not limited to, transaction, restructuring and execution costs, contractual and relationship arrangements, and strategies to optimize our tax position and preserve maximum tax benefits.
We expect to complete the strategic review process by the end of January 2017. At that time, we expect to provide more information with respect to the amount and timing of any shareholder distributions, and the path forward with respect to our MSRs and our remaining business platforms.
For discussion of risks related to our remaining business, see “Part II—Item 1A. Risk Factors—Risks Related to Our Strategies—We have announced our intention to exit our Private Label Solutions business. Our remaining mortgage loan origination business is substantially dependent upon the Real Estate channel and our relationship with Realogy. The termination of our contractual agreements with Realogy would have a material adverse effect on our business, financial position, results of operations and cash flows." and "Part II—Item 1A. Risk Factors—Risks Related to Our Strategies—The terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time.” in this Form 10-Q.
For discussion of risks related to the strategic review, see “Part II—Item 1A. Risk Factors—Risks Related to Our Strategies—Our continued exploration of strategic options, and any actions resulting from the strategic review process, could materially and adversely affect our business, results of operations and cash flows, and there can be no assurance that such actions will be beneficial to our shareholders.” in this Form 10-Q.
Legal and Regulatory Matters
Our significant outstanding legal and regulatory matters at the end of the third quarter include matters with the Bureau of Consumer Financial Protection (the “CFPB”), a multistate coalition of certain mortgage banking regulators, the New York Department of Financial Services (the "NYDFS"), and the Office of the Inspector General of the U.S. Department of Housing and Urban Development. For the third quarter of 2016, we recorded an $11 million provision for all of our outstanding legal and regulatory matters based on recent developments and our current expectations.
In October 2016, the D.C. Circuit Court of Appeals overturned the Director of the CFPB's $109 million final order related to our former mortgage reinsurance activities, and remanded the case to the CFPB to determine our compliance with certain provisions of RESPA specific to whether any mortgage insurers paid more than reasonable market value to our reinsurance business. There was no significant impact to our results from this decision, as our recorded reserve for this matter was not material and had been substantially less than the Director's final order.

In November 2016, we reached an agreement in principle with the NYDFS on the terms of the consent order to close out pending examination report findings; however, the final consent order has not been executed by the NYDFS.  Although there can be no assurances, we expect final resolution to be imminent and believe in any event that it will happen in the fourth quarter of 2016.  At this time, we believe that any final consent order will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except per share data)
Net revenues	$197	$169	$550	$667
Total expenses	226	256	648	797
Loss before income taxes	(29)	(87)	(98)	(130)
Income tax benefit	(8)	(40)	(38)	(50)
Net loss	(21)	(47)	(60)	(80)
Less: net income attributable to noncontrolling interest	6	3	9	11
Net loss attributable to PHH Corporation	$(27)	$(50)	$(69)	$(91)

Basic and Diluted loss per share attributable to PHH Corporation	$(0.50)	$(0.84)	$(1.28)	$(1.68)

Our financial results for the third quarter of 2016 reflect a performance consistent with our expectations, including an increase in refinancing volume, higher loan margins and MSR payoffs as a result of the decline in interest rates from a decline in 10-year Treasury yield in late June. The third quarter of 2016 also reflected the benefits of our completed cost and contract re-engineering in our private label channel. However, in the three months ending September 30, 2016, we incurred $7 million of costs related to our strategic evaluation.

We continued high hedge coverage on our MSR, resulting in minimal losses in MSR market-related fair value adjustments and related derivatives, of $13 million in the third quarter of 2016. While we continue to evaluate our strategic options, we are running the business in a manner that preserves the value of our balance sheet.

Going into 2017, we expect our results to be negatively impacted by our planned exit of the private label services channel, as discussed further in "Overview—Executive Summary—Strategic Review". We also expect declines in our subservicing revenues from Merrill Lynch and HSBC's intentions to insource or transfer subservicing units from our portfolio and declines in revenues due to reductions in our owned MSR asset, as discussed further in "—Mortgage Servicing". We are expecting higher levels of compliance-related costs to continue and are working to resolve our existing legal and regulatory matters, as discussed further in Note 10, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements.

Income Taxes. We recorded our interim tax benefit for 2016 using the discrete effective tax rate method due to actual results for the nine months ended September 30, 2016 as compared to the expected results for the full year and the sensitivity of the effective tax rate to small changes in forecasted results. For 2015, we recorded our interim tax benefit by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable.  Certain results dependent on fair value adjustments are considered not to be reliably estimable; therefore, we record discrete year-to-date income tax provisions on those results.

Our effective income tax rate for the nine months ended September 30, 2016 and 2015 was (39.1)% and (38.8)%, respectively.  Our effective tax rates differ from our federal statutory rate of 35% primarily due to state tax provision, changes in the valuation allowance, income attributable to noncontrolling interest for which no taxes are provided, and nondeductible expenses for legal and regulatory matters and in 2015, for premiums paid to exchange the Convertible notes due in 2017. See Note 8, 'Income Taxes' in the accompanying Notes to Condensed Consolidated Financial Statements.

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Origination and other loan fees	$75	$75	$215	$220
Gain on loans held for sale, net	87	69	212	237
Loan servicing income	89	94	271	298
Change in fair value of mortgage servicing rights, net of related derivatives	(50)	(65)	(133)	(69)
Net interest expense	(7)	(7)	(23)	(36)
Other income	3	3	8	17
Net revenues	$197	$169	$550	$667

Origination and other loan fees in the third quarter of 2016 was consistent with the third quarter of 2015 due to operating benefits from amendments to our private label agreements being fully offset by declines in overall origination volumes as compared to the third quarter of 2015.

Gain on loans held for sale, net from our Mortgage Production segment, increased by $18 million during the third quarter of 2016 resulting from a 69 basis point increase in average total loan margins, as interest rates declined during the quarter. The exit from wholesale/correspondent lending during the second quarter of 2016 resulted in a lower cost to acquire loans, which had a positive impact on Gain on loans. The increase in margins was partially offset by a 31% decline in IRLCs expected to close, reflecting the increased mix of fee-based closings (where we do not enter into an IRLC).

Loan servicing income for the third quarter of 2016 was lower by $5 million compared to the prior year quarter, primarily due to a 12% decrease in the average capitalized portfolio.

During the third quarter of 2016, we experienced $13 million of unfavorable MSR market-related fair value adjustments, net of related derivatives, driven by a flattening of the yield curve, while in the third quarter of 2015, we experienced $22 million of unfavorable net MSR hedge results, driven by a 28 basis point decrease in the modeled primary mortgage rate. Change in fair value of MSRs, net of related derivatives also included a $6 million favorable change in MSR valuation changes from actual prepayments of the underlying mortgage loans and actual receipts of recurring cash flows due to a decrease in the value of payoffs in our capitalized servicing portfolio and a lower average capitalized servicing rate as compared to the prior year quarter.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Salaries and related expenses	$86	$79	$268	$251
Commissions	19	19	49	65
Loan origination expenses	18	23	52	72
Foreclosure and repossession expenses	10	11	26	41
Professional and third-party service fees	35	39	111	126
Technology equipment and software expenses	10	9	30	28
Occupancy and other office expenses	11	15	35	39
Depreciation and amortization	4	4	13	13
Other operating expenses:
Legal and regulatory reserves	11	44	16	78
Loss on early debt retirement	—	—	—	30
Other	22	13	48	54
Total expenses	$226	$256	$648	$797

Salaries and related expenses for the third quarter of 2016 increased by $7 million compared to the third quarter of 2015, primarily due to higher management incentive compensation.

Loan origination expenses decreased by $5 million, or 22%, compared to the third quarter of 2015, primarily driven by an 11% decrease in retail closing units.

We recorded a provision for legal and regulatory matters of $11 million, compared to a $44 million increase to our provisions in the third quarter of 2015. As discussed in “—Executive Summary”, we are currently managing through several regulatory investigations, examinations and inquiries related to our historical mortgage servicing practices and our reserves are based on currently available information. For more information regarding legal proceedings, see Note 10, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements.

Other expenses increased by $9 million from the third quarter of 2015 primarily due to an $8 million increase in Repurchase and foreclosure-related charges, primarily driven by exposure for legacy repurchase claims from certain private investors and by an increase in estimated defect rates for loans where we do not intend to file an insurance claim.

Mortgage Production Segment
Strategic Review
Retail—Private Label. In November 2016, as an outcome of our strategic review process, we announced our intentions to exit our Private Label Solutions ("PLS") business. For the nine months ended September 30, 2016, the PLS business represented 78% of our total closing volume (based on dollars) and was 60% of our Net revenues for the Mortgage Production segment. Our strategic review process and the factors driving this decision are discussed in more depth in "—Executive Summary". At this time, we believe we will be in a position to substantially exit the PLS business by the first quarter of 2018, subject to certain transition support requirements.
In addition, we have previously announced changes specific to our private label relationship with Merrill Lynch Home Loans, a division of Bank of America, National Association ("Merrill Lynch"). Effective March 31, 2017, Merrill Lynch has exercised its right to terminate the private label origination services agreement without cause, and has a one year right to transition assistance. Including the agreement termination with Merrill Lynch, we currently have exit plans in place with clients representing approximately 50% of our PLS closing volume (based on closing dollars for the nine months ended September 30, 2016).
While we implement the exit from this business channel, we expect to incur operating losses in the Mortgage Production segment related to PLS of approximately $100 million, including maintaining the support and compliance infrastructure needed to comply with both regulatory and contractual requirements. Further, we estimate we may incur $75 million to $105 million of costs (pre-tax) over the next 18 months, which includes severance and retention programs, facility-related exit costs and other expected payments.
For discussion of risks related to the PLS exit, see “Part II—Item 1A. Risk Factors—Risks Related to Our Strategies—Our decision to exit our Private Label client agreements will result in a decline in future revenues and will involve a significant amount of restructuring costs. Furthermore, there can be no assurances that such action will be as beneficial to shareholders as if we had not taken such action.” in this Form 10-Q.
Retail—Real Estate. We are continuing to evaluate strategic options to identify the best course of action for the Home Loans joint venture with Realogy Corporation, through which we originate loans in our Real Estate channel. The Real Estate channel represented 20% of our total closing volume (based on dollars) for the nine months ended September 30, 2016. For discussion of risks related to our remaining business, see “Part II—Item 1A. Risk Factors—Risks Related to Our Strategies—We have announced our intention to exit our Private Label Solutions business. Our remaining mortgage loan origination business is substantially dependent upon the Real Estate channel and our relationship with Realogy. The termination of our contractual agreements with Realogy would have a material adverse effect on our business, financial position, results of operations and cash flows.” in this Form 10-Q.
Wholesale/Correspondent. We had previously announced our exit of the Wholesale/correspondent lending channel, which represented 2% of our total closings volume (based on dollars) for the nine months ended September 30, 2016. In the second quarter of 2016, we completed the exit, and there were no significant costs recognized related to the exit.
Refer to “—Overview—Executive Summary” for further discussion of our strategic review.
Industry Trends
In the third quarter of 2016, the origination environment experienced brief surge of refinance activity from a decline in interest rates in June. This occurred after a similar surge in the first half of 2015. However, the higher refinance activity in the third quarter of 2016 is expected to trail off during the fourth quarter of 2016 into the full year 2017, and the environment is expected to return to a lower volume, home purchase driven mortgage market. According to Fannie Mae's October 2016 Economic and Housing Outlook, total mortgage market closing volume is expected to increase modestly by 6% in 2016 as compared to 2015, driven by increased purchase originations, despite flat refinancing closings. Refinance closings are expected to represent 45% of total industry originations in 2016, as compared to 47% in 2015. Refinance closings as a percentage of total industry closings are expected to decline to approximately 35% in 2017.

Segment Metrics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ In millions)
Closings:
Saleable to investors	$2,759	$3,477	$7,594	$10,700
Fee-based	7,258	6,860	20,750	21,062
Total	$10,017	$10,337	$28,344	$31,762

Purchase	$4,421	$5,920	$12,748	$15,843
Refinance	5,596	4,417	15,596	15,919
Total	$10,017	$10,337	$28,344	$31,762

Retail - PLS	$7,853	$7,600	$22,161	$23,536
Retail - Real Estate	2,137	2,296	5,598	7,118
Total retail	9,990	9,896	27,759	30,654
Wholesale/correspondent	27	441	585	1,108
Total	$10,017	$10,337	$28,344	$31,762

Retail - PLS (units)	13,590	14,956	38,718	45,239
Retail - Real Estate (units)	7,379	8,485	19,928	26,269
Total retail (units)	20,969	23,441	58,646	71,508
Wholesale/correspondent (units)	107	1,942	2,298	4,881
Total (units)	21,076	25,383	60,944	76,389

Applications:
Saleable to investors	$4,136	$4,169	$11,580	$14,982
Fee-based	8,217	8,058	25,720	26,440
Total	$12,353	$12,227	$37,300	$41,422

Retail - PLS	$9,743	$9,266	$29,193	$30,690
Retail - Real Estate	2,610	2,433	7,416	8,999
Total retail	12,353	11,699	36,609	39,689
Wholesale/correspondent	—	528	691	1,733
Total	$12,353	$12,227	$37,300	$41,422

Retail - PLS (units)	18,234	19,074	53,011	60,856
Retail - Real Estate (units)	8,879	9,215	26,052	33,271
Total retail (units)	27,113	28,289	79,063	94,127
Wholesale/correspondent (units)	—	2,373	2,649	7,547
Total (units)	27,113	30,662	81,712	101,674

Other:
IRLCs expected to close	$1,199	$1,732	$3,685	$6,025
Total loan margin on IRLCs (in basis points)	388	319	342	310
Loans sold	$2,954	$4,234	$7,804	$11,002

Segment Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Origination and other loan fees	$75	$75	$215	$220
Gain on loans held for sale, net	87	69	212	237
Net interest income (expense):
Interest income	8	12	24	32
Secured interest expense	(5)	(7)	(16)	(19)
Unsecured interest expense	—	(3)	—	(18)
Net interest income (expense)	3	2	8	(5)
Other income	3	3	8	8
Net revenues	168	149	443	460

Salaries and related expenses	53	52	167	164
Commissions	19	19	49	65
Loan origination expenses	18	23	52	72
Professional and third-party service fees	6	9	17	25
Technology equipment and software expenses	1	1	3	3
Occupancy and other office expenses	6	10	20	24
Depreciation and amortization	2	3	7	9
Other operating expenses	35	39	110	113
Total expenses	140	156	425	475

Income (loss) before income taxes	28	(7)	18	(15)
Less: net income attributable to noncontrolling interest	6	3	9	11
Segment profit (loss)	$22	$(10)	$9	$(26)

Quarterly Comparison:  Mortgage Production segment profit was $22 million during the third quarter of 2016 compared to a segment loss of $10 million during the third quarter of 2015.  Net revenues increased to $168 million, up $19 million, or 13%, compared to the prior year quarter driven by higher margins on IRLCs and operating benefits from amendments to our private label agreements.  The dollar volume of closings in the third quarter of 2016 declined modestly when compared to the third quarter of 2015, primarily due to the decline in the wholesale/correspondent channel, which we exited in the second quarter of 2016. Total expenses decreased to $140 million, down $16 million compared with the third quarter of 2015, primarily driven by the decline in Loan origination expenses from lower closing unit volume as well as a reduction in Professional and third-party service fees, Occupancy and other office expenses, and Corporate overhead allocation.

Net revenues.  Origination and other loan fees were $75 million, which was consistent with the prior year quarter. Origination assistance fees increased by $4 million, which was primarily driven by operating benefits from amendments to our private label agreements, partially offset by a 9% decrease in private label closing units compared to the prior year quarter. This increase was offset by a $4 million decrease in appraisal income and application and other closing fees primarily driven by an 11% decrease in total retail closing units.

Gain on loans held for sale, net was $87 million during the third quarter of 2016, increasing 26% as compared to $69 million for the prior year quarter. This increase was primarily related to a 69 basis point increase in average total loan margins as interest rates declined during the quarter. The exit from wholesale/correspondent lending during the second quarter of 2016 resulted in a lower cost to acquire loans, which had a positive impact on Gain on loans. The increase in margins was partially offset by a 31% decrease in IRLCs expected to close, reflecting the increased mix of fee-based closings (where we do not enter into an IRLC).

Interest income was $8 million during the third quarter of 2016, down $4 million or 33%, as compared to the third quarter of 2015, primarily due to the decline in average mortgage loans held for sale from the decline in saleable volume. Secured interest expense was $5 million during the third quarter of 2016, down $2 million or 29%, as compared to the third quarter of 2015, primarily due to the decline in average mortgage warehouse debt from reduced borrowing needs for mortgage loans held for sale.

Allocated unsecured interest expense was zero in the third quarter of 2016, as compared to $3 million for the third quarter of 2015, driven by updates to our interest allocation methodology in 2016 compared to 2015. We evaluate the capital structure of each segment on an annual basis and have not allocated unsecured interest expense during 2016 to Mortgage Production as the segment's capital structure has been fully supported by existing cash and the secured warehouse debt facilities for 2016.

Total expenses.  Loan origination expenses were down $5 million, or 22%, compared to the prior year quarter, primarily due to an 11% decrease in retail closing units.

Professional and third-party service fees declined $3 million, or 33%, primarily due to reduced consulting expenses on compliance activities and our efforts to re-engineer the business in the third quarter of 2016 as compared to the third quarter of 2015.

Occupancy and other office expenses declined $4 million, or 40%, primarily due to one-time expenses and lower rent from consolidating Mt. Laurel facilities in the third quarter of 2015.

See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation.

Year-to-Date Comparison:  Mortgage Production segment profit was $9 million during the nine months ended September 30, 2016 compared to a loss of $26 million during the prior year.  Net revenues decreased to $443 million, down $17 million, or 4%, compared to the prior year driven by lower volumes of IRLCs and closings, partially offset by lower allocated unsecured interest expense.  The lower volume of closings was a result of reduced purchase originations in the real estate channel, reduced private label volume, and our exit of the wholesale/correspondent channel in the second quarter of 2016. Total expenses decreased to $425 million, down $50 million, or 11%, compared with the prior year, primarily driven by the declines in origination volume, which resulted in lower Loan origination expenses and Commissions.

Net revenues.  Origination and other loan fees were $215 million, down $5 million, or 2%, compared to the prior year, which was primarily due to a $15 million decrease in appraisal income and application and other closing fees primarily driven by an 18% decrease in total retail closing units. This was partially offset by an increase in origination assistance fees of $10 million primarily driven by operating benefits from amendments to our private label agreements that were partially offset by a 14% decrease in private label closing units compared to the prior year.

Gain on loans held for sale, net was $212 million during the nine months ended September 30, 2016, declining 11% as compared to $237 million for the prior year, which was primarily related to a 39% decrease in IRLCs expected to close, reflecting the increased mix of fee-based closings (where we do not enter into an IRLC). This was partially offset by a 32 basis point increase in average total loan margins.

Interest income was $24 million during the nine months ended September 30, 2016, down $8 million or 25%, as compared to the prior year, primarily due to the decline in average mortgage loans held for sale from the decline in saleable volume. Secured interest expense was $16 million during the nine months ended September 30, 2016, down $3 million or 16%, as compared to the prior year, primarily due to the decline in average mortgage warehouse debt from reduced borrowing needs for mortgage loans held for sale.

Allocated unsecured interest expense was zero in the nine months ended September 30, 2016, as compared to $18 million for the nine months ended September 30, 2015, driven by updates to our interest allocation methodology in 2016 compared to 2015. We evaluate the capital structure of each segment on an annual basis and have not allocated unsecured interest expense during 2016 to Mortgage Production as the segment's capital structure has been fully supported by existing cash and the secured warehouse debt facilities for 2016.

Total expenses.  Commissions were down $16 million, or 25%, primarily driven by a 21% decrease in closing volume from our real estate channel. Loan origination expenses were down $20 million, or 28%, compared to the prior year primarily due to an 18% decrease in retail closing units, as well as the termination of our trademark and licensing agreements with Realogy in 2015.

Professional and third-party service fees declined $8 million, or 32%, primarily due to reduced consulting expenses on compliance activities and our efforts to re-engineer the business in the nine months ended September 30, 2016 compared to the prior year.

Occupancy and other office expenses declined $4 million, or 17%, primarily due to one-time expenses and lower rent from consolidating Mt. Laurel facilities in the nine months ended September 30, 2015.

See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Gain on loans held for sale, net:
Gain on loans	$75	$58	$181	$205
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	—	—	(3)	(1)
Economic hedge results	12	11	34	33
Total change in fair value of mortgage loans and related derivatives	12	11	31	32
Total	$87	$69	$212	$237

Salaries and related expenses:
Salaries, benefits and incentives	$48	$49	$153	$152
Contract labor and overtime	5	3	14	12
Total	$53	$52	$167	$164

Other operating expenses:
Corporate overhead allocation	$28	$32	$92	$95
Other expenses	7	7	18	18
Total	$35	$39	$110	$113

Mortgage Servicing Segment

Our Mortgage Servicing segment has experienced, and may continue to experience, high degrees of earnings volatility due to significant exposure to changes in interest rates and the related impact on our modeled MSR cash flows, high delinquent GNMA servicing costs and other market risks. These factors can be impacted by, among other factors, conditions in the housing market, general economic factors, including higher unemployment rates, policies of the Federal Reserve, and global economic changes.  As of September 30, 2016, we have observed a 68 basis point decline in the 10-year Treasury yield since the end of the fourth quarter, which has contributed to a 27% decline in the value of our MSR asset during that period. In 2016, we have maintained a high MSR hedge coverage ratio, and for the nine months ended September 30, 2016, hedge gains have offset 80% of the $174 million negative market-related change in MSR value.

In recent years, the residential mortgage industry has been under heightened scrutiny from federal, state and local regulators which has resulted in, and may result in, higher costs and enhanced regulatory, compliance and vendor oversight requirements.  The results of servicing our owned, or capitalized, portfolio have been negatively impacted by the persistent low interest rate environment and increasing costs to comply with regulations, while the compensation for servicers has remained constant. We expect that costs to service may continue to exceed revenue from the capitalized portfolio in the short term. In recent years, we sold a significant amount of newly created MSRs through our flow sale agreements; however, we have reduced the volume of sales under our MSR flow sale arrangements, as sales were 17% of our MSR additions during the nine months ended September 30, 2016, compared to 43% during the prior year (in each case based on UPB). Further, in November 2016, we signed an agreement to sell substantially all of our GNMA MSR portfolio, consisting of $14.8 billion of UPB and $104 million in fair value. We are continuing to evaluate possible additional sales of our remaining MSR portfolio and will provide further updates when appropriate.

We have previously announced expected declines in our subservicing portfolio:

•
During the third quarter of 2016, HSBC Bank USA, NA ("HSBC") agreed to sell the mortgage servicing rights for a significant portion of the mortgage loans currently subserviced by us. HSBC advised us that the purchaser of the mortgage servicing rights does not intend to retain us as subservicer, and we expect to transfer the loans in the fourth quarter of 2016.

•
This reduction is in addition to the previously announced intent of Merrill Lynch Home Loans, a division of Bank of America, National Association, to insource their entire subservicing portfolio no later than December 31, 2016.

As a result of these actions, we expect total subservicing units to decline by approximately 222,000, or 47% of the total subservicing units as of September 30, 2016. We estimate the combined actions represent a reduction in pre-tax earnings of approximately $20 million on an annualized basis, exclusive of any offsetting management actions. In light of these developments, we are taking the necessary actions to realign our direct operating costs, including actions to re-engineer facilities and overhead costs.

There can be no assurances that our subservicing agreements or relationships will not be subject to further change. The terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause with respect to some or all of the subserviced loans and, in some cases, without payment of any termination fee. For information, see "—Risk Management—Counterparty and Concentration Risk" and “Part II—Item 1A. Risk Factors—Risks Related to Our Business—The terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time." in this Form 10-Q.

For more information about our continuing evaluation of strategic alternatives for our business and our sale of MSRs, see “—Overview—Executive Summary”.

Segment Metrics:

	September 30,
	2016	2015
	($ In millions)
Total Loan Servicing Portfolio:
Unpaid Principal Balance	$227,883	$226,949

Number of loans in owned portfolio (units)	588,700	658,051
Number of subserviced loans (units)	475,877	449,209
Total number of loans serviced (units)	1,064,577	1,107,260

Capitalized Servicing Portfolio:
Unpaid Principal Balance	$88,622	$101,838
Capitalized servicing rate	0.73%	0.91%
Capitalized servicing multiple	2.6	3.2
Weighted-average servicing fee (in basis points)	28	29

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Total Loan Servicing Portfolio:
Average Portfolio UPB	$229,969	$226,051	$230,479	$225,501

Capitalized Servicing Portfolio:
Average Portfolio UPB	$90,655	$103,207	$94,213	$106,953
Payoffs and principal curtailments	5,335	4,888	14,102	14,854
Sales	246	742	742	3,080

Segment Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net loan servicing income:
Loan servicing income	$89	$94	$271	$298
Change in fair value of mortgage servicing rights	(46)	(115)	(272)	(123)
Net derivative (loss) gain related to MSRs	(4)	50	139	54
Net loan servicing income	39	29	138	229
Net interest expense:
Interest income	3	1	8	3
Secured interest expense	(3)	(2)	(8)	(8)
Unsecured interest expense	(10)	(8)	(31)	(26)
Net interest expense	(10)	(9)	(31)	(31)
Other income	—	—	—	3
Net revenues	29	20	107	201

Salaries and related expenses	17	14	54	44
Foreclosure and repossession expenses	10	11	26	41
Professional and third-party service fees	9	5	27	19
Technology equipment and software expenses	4	4	12	12
Occupancy and other office expenses	4	5	13	13
Depreciation and amortization	—	—	2	1
Other operating expenses	37	58	79	137
Total expenses	81	97	213	267
Segment loss	$(52)	$(77)	$(106)	$(66)

Quarterly Comparison:  Mortgage Servicing segment loss was $52 million during the third quarter of 2016 compared to a loss of $77 million during the prior year quarter.  Net revenues increased to $29 million, up $9 million, or 45%, compared to the prior year quarter primarily driven by favorable changes in our MSR market-related fair value adjustments, net of related derivatives.  Total expenses decreased to $81 million, down $16 million, or 16%, compared with the third quarter of 2015 primarily driven by a lower provision for legal and regulatory matters that was partially offset by an increase in Repurchase and foreclosure-related charges.

Net revenues.  In recent periods, we have experienced a decline in our capitalized loan servicing portfolio from a persistent low interest rate environment leading to high prepayment activity and our execution of sales of MSRs under flow sale arrangements. As a result, Servicing fees from our capitalized portfolio decreased to $67 million, down $5 million, or 7%, compared to the prior year quarter driven by a 12% decrease in our average capitalized loan servicing portfolio.

MSR valuation changes from actual prepayments of the underlying mortgage loans decreased by $3 million, or 9%, primarily due to a 20 basis point decrease in the value of actual prepayments that was partially offset by a 15% increase in payoffs in our capitalized servicing portfolio compared to the prior year quarter. MSR valuation changes from actual receipts of recurring cash flows decreased by $3 million, or 33%, primarily due to a lower average capitalized servicing rate and a smaller portfolio size in the third quarter of 2016 compared to the prior year quarter.

During the third quarter of 2016, Market-related fair value adjustments decreased the value of our MSRs by $9 million and net losses on MSR derivatives were $4 million.  The $9 million unfavorable Market-related fair value adjustments during the third quarter of 2016 was primarily due to a flattening of the yield curve. The $4 million of net losses on MSR derivatives was primarily attributable to changes in interest rates.

During the third quarter of 2015, Market-related fair value adjustments decreased the value of our MSRs by $72 million, which was partially offset by $50 million of net gains on MSR derivatives primarily related to a decrease in interest rates. The $72 million negative Market-related fair value adjustments during the third quarter of 2015 is primarily attributable to a 28 basis point decrease in the modeled primary mortgage rate.

Total expenses.  Salaries and related expenses increased by $3 million, or 21%, compared to the prior year quarter that was primarily attributable to higher management incentive compensation and an increased allocation of shared service employees to the Mortgage Servicing segment.

Professional and third-party service fees increased by $4 million, or 80%, compared to the prior year quarter primarily driven by expenses incurred during 2016 related to compliance activities.

Repurchase and foreclosure-related charges increased by $8 million from the prior year quarter primarily due to exposure for legacy repurchase claims from certain private investors and higher expenses not reimbursed pursuant to government mortgage insurance programs from an increase in estimated defect rates.

During the third quarter of 2016, we recorded an $11 million provision for legal and regulatory matters, as compared to a $44 million provision during the third quarter of 2015, due to various legal proceedings and regulatory investigations, examinations and inquiries that are still ongoing related to our legacy mortgage servicing practices.

See “—Other” for a more detailed discussion of expenses included in the Corporate overhead allocation.

Year-to-Date Comparison:  Mortgage Servicing segment loss was $106 million during the nine months ended September 30, 2016 compared to a loss of $66 million during the prior year.  Net revenues decreased to $107 million, down $94 million, or 47%, compared to the prior year primarily driven by unfavorable comparisons in our MSR market-related fair value adjustments, net of related derivatives.  Total expenses decreased to $213 million, down $54 million, or 20%, compared with the prior year primarily driven by a lower provision for legal and regulatory matters and lower Foreclosure and repossession expenses that were partially offset by higher Salaries and related expenses and higher Professional and third-party service fees.

Net revenues.  Servicing fees from our capitalized portfolio decreased to $204 million, down $24 million, or 11%, compared to the prior year driven by a 12% decrease in our average capitalized loan servicing portfolio.  Late fees and other ancillary servicing revenue decreased by $5 million, or 17% compared to the prior year, which was primarily driven by a loss on the sale of delinquent FNMA servicing in 2016 and higher repurchase activity related to Ginnie Mae buyout eligible loans as compared to the prior year.

MSR valuation changes from actual prepayments of the underlying mortgage loans decreased by $23 million, or 23%, due to a 6% decrease in payoffs in our capitalized servicing portfolio and a 16 basis point decrease in the value of actual prepayments compared to the prior year. MSR valuation changes from actual receipts of recurring cash flows decreased by $11 million, or 37%, due to a lower average capitalized servicing rate in the nine months ended September 30, 2016 compared to the prior year, as well as a favorable impact from the MSR value changes of Ginnie Mae buyout eligible loan transactions.

During the nine months ended September 30, 2016, Market-related fair value adjustments decreased the value of our MSRs by $174 million which was partially offset by $139 million of net gains on MSR derivatives from changes in interest rates.  This activity was primarily due to a 57 basis point decline in the modeled primary mortgage rate and a flattening of the yield curve.

During the nine months ended September 30, 2015, Market-related fair value adjustments increased the value of our MSRs by $9 million, and we recorded net gains on MSR derivatives of $54 million from changes in interest rates. The $9 million positive Market-related fair value adjustments during the nine months ended September 30, 2015 reflects favorable adjustments associated with updates to our prepayment model to align modeled and actual prepayments and changes from market data calibration that was partially offset by a 4 basis point decline in the modeled primary mortgage rate and model updates to reflect increased servicing costs and foreclosure losses.

Total expenses.  Salaries and related expenses increased by $10 million, or 23%, compared to the prior year and included $2 million of severance costs incurred during 2016. The remaining $8 million increase was attributable to $5 million associated with an increased allocation of shared service employees to the Mortgage Servicing segment, $2 million from higher management incentive compensation, and $1 million from higher temporary contract labor to assist with short-term customer service projects.

Foreclosure and repossession expenses decreased by $15 million from the prior year primarily driven by lower foreclosure activity and improved delinquencies that were partially the result of sales of MSRs with respect to delinquent government loans.

Professional and third-party service fees increased by $8 million compared to the prior year primarily driven by expenses incurred during 2016 related to compliance activities.

Repurchase and foreclosure-related charges increased by $5 million from the prior year primarily due to exposure for legacy repurchase claims from certain private investors.

During the nine months ended September 30, 2016, we recorded a $16 million provision for legal and regulatory matters, as compared to a $78 million provision in the prior year. We have continued to be subject to various legal proceedings and regulatory investigations, examinations and inquiries related to our legacy mortgage servicing practices.

Other expenses decreased by $9 million from the prior year primarily due to a $6 million provision for certain non-recoverable fees associated with foreclosure activities incurred during 2015 in which the reimbursement of fees to borrowers was completed in 2016.

Corporate overhead allocations increased by $8 million compared to the prior year primarily due to an increased allocation of expenses to the Mortgage Servicing segment in 2016. See “—Other” for a more detailed discussion of the expenses included in the Corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Loan servicing income:
Servicing fees from capitalized portfolio	$67	$72	$204	$228
Subservicing fees	17	18	53	52
Late fees and other ancillary servicing revenue	9	8	25	30
Curtailment interest paid to investors	(4)	(4)	(11)	(12)
Total	$89	$94	$271	$298

Changes in fair value of mortgage servicing rights:
Actual prepayments of the underlying mortgage loans	$(31)	$(34)	$(79)	$(102)
Actual receipts of recurring cash flows	(6)	(9)	(19)	(30)
Market-related fair value adjustments	(9)	(72)	(174)	9
Total	$(46)	$(115)	$(272)	$(123)

Other operating expenses:
Corporate overhead allocation	$13	$11	$40	$32
Repurchase and foreclosure-related charges	7	(1)	10	5
Legal and regulatory reserves	11	44	16	78
Other expenses	6	4	13	22
Total	$37	$58	$79	$137

Other
We leverage a centralized corporate platform to provide shared services for general and administrative functions to our reportable segments.  These shared services include support associated with, among other functions, information technology, enterprise risk management, internal audit, human resources, accounting and finance and communications.  The costs associated with these shared general and administrative functions, in addition to the cost of managing the overall corporate function, are recorded within Other and allocated to our reportable segments through a corporate overhead allocation.  The Corporate overhead allocation to each segment is determined based upon the actual and estimated usage by function or expense category. In January 2016, we evaluated the overhead allocation rate to each segment based upon their current revenues, expenses, headcount and usage, which resulted in an increase in the rate of allocation to our Mortgage Servicing segment with a corresponding decrease to our Mortgage Production segment for 2016 as compared to 2015.
Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net revenues	$—	$—	$—	$6
Salaries and related expenses	16	13	47	43
Professional and third-party service fees	20	25	67	82
Technology equipment and software expenses	5	4	15	13
Occupancy and other office expenses	1	—	2	2
Depreciation and amortization	2	1	4	3
Other operating expenses:
Loss on early debt retirement	—	—	—	30
Other	2	3	7	9
Total expenses before allocation	46	46	142	182
Corporate overhead allocation:
Mortgage Production segment	(28)	(32)	(92)	(95)
Mortgage Servicing segment	(13)	(11)	(40)	(32)
Total expenses	5	3	10	55
Net loss before income taxes	$(5)	$(3)	$(10)	$(49)
Quarterly Comparison:  Net loss before income taxes was $5 million during the third quarter of 2016, compared to a loss of $3 million during the prior year quarter.
Total expenses. Total expenses before allocations remained consistent at $46 million, compared to the prior year quarter. Salaries and related expenses increased to $16 million, up $3 million, or 23%, compared to the prior year quarter primarily from increased management incentive compensation. Professional and third-party service fees decreased to $20 million, down $5 million, or 20%, compared to the prior year quarter primarily from the increased costs in 2015 resulting from actions taken to separate our information technology systems from the Fleet business that was partially offset by increased costs in 2016 associated with our strategic review.
Year-to-Date Comparison:  Net loss before income taxes was $10 million during the nine months ended September 30, 2016, compared to a loss of $49 million during the prior year.
Net revenues. There were no Net revenues during the nine months ended September 30, 2016 since the transition services agreement related to the sale of the Fleet business was substantially complete at the end of the second quarter of 2015. Net revenues from the transition service agreement during the nine months ended September 30, 2015 were $6 million.
Total expenses. Total expenses before allocations decreased to $142 million, down $40 million, or 22%, compared to the prior year. Loss on early debt retirement during the nine months ended September 30, 2015 was due to a $30 million loss associated with the exchange of the Convertible notes due in 2017. Salaries and related expenses increased to $47 million, up $4 million, or 9%, compared to the prior year quarter primarily from increased management incentive compensation. Professional and third-party service fees decreased to $67 million, down $15 million, or 18%, compared to the prior year primarily from the increased costs in 2015 resulting from actions taken to separate our information technology systems from the Fleet business that was partially offset by increased costs in 2016 associated with our strategic review.

RISK MANAGEMENT

We are exposed to various business risks which may significantly impact our financial results including, but not limited to: (i) interest rate risk; (ii) consumer credit risk; (iii) counterparty and concentration risk; (iv) liquidity risk; and (v) operational risk.

During the nine months ended September 30, 2016, there have been no significant changes to our liquidity risk.  In addition, as of September 30, 2016, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.

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

We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold.  Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of September 30, 2016, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $35 million which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs or in the event we do not file insurance claims.

Repurchase and foreclosure-related reserves consist of the following:

	September 30, 2016	December 31, 2015
	(In millions)
Loan repurchase and indemnification liability	$65	$62
Adjustment to value for real estate owned	13	17
Allowance for probable foreclosure losses	9	10
Total	$87	$89

During the nine months ended September 30, 2016, we received 298 new repurchase and indemnification requests. We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation. As of September 30, 2016, we had $41 million in unpaid principal balance of unresolved requests. Based on the last twelve months ended September 30, 2016, we appealed approximately 70% of claims received and reviewed, and we were successful in refuting approximately 90% of claims appealed. See Note 9, 'Credit Risk' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding loan repurchase and indemnification requests and our repurchase and foreclosure-related reserves.

Counterparty and Concentration Risk
Production. For the nine months ended September 30, 2016, our mortgage loan originations were derived from our relationships with significant counterparties as follows:

•	27% through our PLS relationship with Merrill Lynch;

•	21% through our PLS relationship with Morgan Stanley Private Bank, N.A.;

•	20% through the Real Estate channel, from our relationships with Realogy and its affiliates; and

•	10% through our PLS relationship with HSBC Bank USA.
In November 2016, as an outcome of our strategic review process, we announced our intentions to exit our PLS business, which represented 78% of our total closing volume (based on dollars) for the nine months ended September 30, 2016. As a result of this transition, our remaining mortgage loan origination business and the operations of our Mortgage Production segment will be substantially dependent upon the Real Estate channel and our relationship with Realogy. Under the PHH Home Loans Operating Agreement, Realogy has the right at any time to give us two years notice of its intent to terminate its interest in PHH Home Loans, which subjects us to termination risk with respect to this relationship. We are continuing to explore our strategic options to identify the best course of action related to this channel. There can be no assurances that our closing volumes, agreements or relationships will not be subject to further change.

For further discussion, see "—Executive Summary" and “Part II—Item 1A. Risk Factors—Risks Related to Our Strategies—We have announced our intention to exit our Private Label Solutions business. Our remaining mortgage loan origination business is substantially dependent upon the Real Estate channel and our relationship with Realogy. The termination of our contractual agreements with Realogy would have a material adverse effect on our business, financial position, results of operations and cash flows." in this Form 10-Q.
Servicing. During the nine months ended September 30, 2016, there have been no significant changes to our servicing portfolio's geographic, delinquency, and agency concentration risks, as previously outlined in our 2015 Form 10-K. We have implemented a strategy to shift the mix of our servicing portfolio to a greater mix of subserviced loans.  A substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause with respect to some or all of the subserviced loans and, in some cases, without payment of any termination fee.
As previously announced, during the third quarter of 2016, HSBC agreed to sell the mortgage servicing rights for a significant portion of the mortgage loans currently subserviced by us. HSBC advised us that the purchaser of the mortgage servicing rights does not intend to retain us as subservicer. This reduction is in addition to the previously announced intent of Merrill Lynch to insource their subservicing portfolio no later than December 31, 2016. As a result of these actions, we expect total subservicing units to decline by approximately 222,000 units, or 47% of the total subservicing units as of September 30, 2016.
For our portfolio remaining after the expected HSBC and Merrill Lynch reductions, our top three clients represent 80% of the approximately 250,000 units. Our subservicing relationships may be negatively impacted by our planned exit of the PLS origination channel; two of our top three subservicing clients are currently PLS clients, and such clients may elect to transfer their subservicing relationships to other counterparties upon sourcing a new origination services provider.
There can be no assurances that our subservicing agreements or relationships will not be subject to further change. Market conditions, including interest rates and future economic projections, could impact investor demand to hold MSRs, which may result in our loss of additional subservicing relationships, or significantly decrease the number of loans under such relationships. Further, our ability to retain or attract subservicing clients may be negatively impacted by our ongoing strategic review. The termination of subservicing agreements on a material portion of our subservicing portfolio, or other significant reductions to our subservicing units, could adversely affect our business, financial condition, and results of operations.
For further discussion of concentration risks related to our subservicing agreements, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—The terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time.” in this Form 10-Q.

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

In the first quarter of 2016, we completed $100 million of open market repurchases that started in November 2015, resulting in the retirement of 6.350 million shares at an average price per share of $15.75. We have authorization from our Board of Directors to repurchase up to an additional $150 million through December 31, 2016 under the open market repurchase program. As we currently intend to complete the final phase of our strategic review in January 2017, we do not expect to complete any further repurchases under the existing authorization. However, at that time, we expect to provide guidance with respect the amount and timing of any future shareholder distributions.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.

Cash Flows

Our total unrestricted cash position as of September 30, 2016 is $996 million, which includes $61 million of cash in variable interest entities.  We will continue to maintain an excess unrestricted cash position to fund certain known or expected payments, to fund our working capital needs and to maintain cash reserves for contingencies.  The following is a summary of certain key items that we considered in our analysis of cash requirements as of September 30, 2016:

▪	$355 million to $405 million for identified contingencies, including amounts related to mortgage loan repurchases and legal and regulatory matters;

▪	$75 million to $150 million cash reserves for mortgage-related interest rate risk management activities, including our current MSR hedge position; and

▪	$100 million to $125 million for working capital needs.

After consideration of these total requirements of $530 million to $680 million, we have approximately $255 million to $405 million of excess cash available for operations, excluding cash in variable interest entities.

The following table summarizes the changes in Cash and cash equivalents:

	Nine Months Ended September 30,
	2016	2015	Change
	(In millions)
Cash provided by (used in):
Operating activities	$20	$59	$(39)
Investing activities	117	84	33
Financing activities	(47)	(420)	373
Net increase (decrease) in Cash and cash equivalents	$90	$(277)	$367

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

During the nine months ended September 30, 2016, cash provided by our operating activities was $20 million which was primarily driven by operating benefits from amendments to our private label and subservicing agreements that were partially offset by cash expenses related to re-engineering efforts and our strategic review.

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

Investing Activities

Cash flows from investing activities include cash flows related to collateral postings or settlements of our MSR derivatives, proceeds on the sale of mortgage servicing rights, purchases of property and equipment and changes in the funding requirements of restricted cash.

During the nine months ended September 30, 2016, cash provided by our investing activities was $117 million, which was driven by $121 million of net cash received from MSR derivatives for cash collateral amounts and settlement activity due to changes in interest rates.

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

During the nine months ended September 30, 2016, cash used in our financing activities was $47 million which primarily related to $18 million of net payments on secured borrowings resulting from decreased funding requirements for servicing advances and mortgage loans held for sale and $23 million used to retire shares in our open market share repurchase program.

During the nine months ended September 30, 2015, cash used in our financing activities was $420 million which primarily related to $275 million of cash paid to complete the exchange of the Convertible notes due in 2017 and $133 million of net payments on secured borrowings primarily resulting from decreased funding requirements for Mortgage loans held for sale.

Debt

The following table summarizes our Debt as of September 30, 2016:

	Balance	Collateral(1)
	(In millions)
Warehouse facilities	$628	$664
Servicing advance facility	97	168
Unsecured debt	607	—
Total	$1,332	$832

_________________

(1)	Assets held as collateral are not available to pay our general obligations.

See Note 7, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our debt covenants and other components of our debt.

Warehouse Facilities

We utilize both committed and uncommitted warehouse facilities, and we evaluate our capacity need under these facilities based on forecasted volume of mortgage loan closings and sales. During the nine months ended September 30, 2016, we reduced the aggregate committed capacity of our facilities in response to our expected saleable production volume and to reduce expenses associated with the facilities.

Mortgage warehouse facilities consisted of the following as of September 30, 2016:

	Balance	Total Capacity	Available Capacity(1)	Maturity Date
		(In millions)
Debt:
Committed facilities:
Wells Fargo Bank, N.A.	$329	$450	$121	4/2/2017
Bank of America, N.A.	200	400	200	12/16/2016
Fannie Mae	—	300	300	12/13/2016
Barclays Bank PLC	99	100	1	3/28/2017
Committed warehouse facilities	628	1,250	622
Uncommitted facilities:
Fannie Mae	—	2,700	2,700	n/a
Barclays Bank PLC	—	100	100	n/a
Total	$628	$4,050	$3,422

Off-Balance Sheet Gestation Facilities:
Uncommitted facilities:
JP Morgan Chase Bank, N.A.(2)	$1	$250	$249	n/a

___________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)	On October 10, 2016, we and JP Morgan Chase Bank, N.A. mutually agreed to reduce the total capacity to $150 million.

Servicing Advance Funding Arrangements

As of September 30, 2016, there are $668 million of Servicing advance receivables, net on our Condensed Consolidated Balance Sheets, including $253 million funded from our capital, and the remainder funded as outlined below:

	Balance	Total Capacity	Available Capacity(1)	Maturity Date
		(In millions)
Debt:
Servicing Advance Receivables Trust	$97	$155	$58	6/15/18	(2)
Subservicing advance liabilities:
Client-funded amounts	318	n/a	n/a	n/a
Total	$415
__________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)
The facility has a revolving period through June 15, 2017, after which the facility goes into amortization.  The maturity date of June 15, 2018 presented above represents the final repayment date of the amortizing notes.

Unsecured Debt

Unsecured borrowing arrangements consisted of the following as of September 30, 2016:

	Balance	Balance at Maturity	Maturity Date
	(In millions)
7.375% Term notes due in 2019	$272	$275	9/1/2019
6.375% Term notes due in 2021	335	340	8/15/2021
Total	$607	$615	0

As of November 3, 2016, our credit ratings on our senior unsecured debt were as follows:

	Senior Debt	Short-Term Debt
Moody’s Investors Service	B1	NP
Standard & Poor's Rating Services	B-	N/A

In April 2016, following our announcements of a comprehensive review of all strategic options and origination reductions in the private label business, Standard & Poor's downgraded our senior unsecured rating from B+ to B. In October 2016, following announcements of Merrill Lynch terminating its private label origination services agreement and HSBC's August sale of a significant portion of their owned servicing rights to a purchaser who will not retain us as a subservicer, Moody’s downgraded our senior unsecured rating from Ba3 to B1 and assigned a Stable Outlook, while Standard & Poor's downgraded our issuer credit rating from B to B- and maintained a Negative Outlook.

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

We used September 30, 2016 market rates to perform a sensitivity analysis that measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.  The estimates assume instantaneous, parallel shifts in interest rate yield curves.  These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our Mortgage pipeline, Mortgage servicing rights and related derivatives and unsecured debt that are sensitive to interest rates as of September 30, 2016 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
	(In millions)
Mortgage pipeline:
Mortgage loans held for sale	$6	$5	$3	$(4)	$(8)	$(19)
Interest rate lock commitments(1)	12	9	5	(8)	(17)	(42)
Forward loan sale commitments(1)	(20)	(14)	(8)	12	25	58
Option contracts(1)	—	—	—	—	1	3
Total Mortgage pipeline	(2)	—	—	—	1	—

MSRs and related derivatives:
Mortgage servicing rights	(198)	(104)	(52)	50	98	182
Derivatives related to MSRs(1)	218	96	47	(44)	(87)	(171)
Total MSRs and related derivatives	20	(8)	(5)	6	11	11

Unsecured term debt	(21)	(10)	(5)	5	10	20
Total, net	$(3)	$(18)	$(10)	$11	$22	$31
__________________

(1)	Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Strategies

Our continued exploration of strategic options, and any actions resulting from the strategic review process, could materially and adversely affect our business, results of operations and cash flows, and there can be no assurance that such actions will be beneficial to our shareholders.
On March 9, 2016, we announced that our board of directors and management team are undertaking a comprehensive review of all strategic options, including capital structure and deployment alternatives, to maximize value for shareholders.  While we have announced certain conclusions reached and intended actions from this process to date, we are continuing our evaluation for the remainder of our business.
The process of exploring strategic options, and pursuing any related transactions, could cause distractions and disruptions in our business, and exposes us to risks including, but not limited to the following:

•
We have diverted, and will continue to divert, significant management resources and attention in our effort to evaluate and execute strategic options, which could also negatively impact our business and results of operations.

•
The costs associated with the evaluation of strategic options could be significant, regardless of whether any transaction is consummated.  While we assess and estimate the potential costs associated with each strategic alternative, our assessments and estimates may differ materially from actual costs and the value realized, if such alternatives are pursued. Factors that drive significant uncertainty around the total amount of costs include contractual complexities, tax outcomes, and timing, among other factors.

•
We may encounter difficulty in retaining key employees who may be concerned about their future roles with the Company. If such key employees leave the Company, we may encounter difficulty recruiting qualified replacements.  Our unique business model and the specialized knowledge required to fulfill our operations exposes us to significant retention risk. If we are unsuccessful in retaining key employees, or attracting talent during our transition period, we may suffer increased costs to staff our business and potential contractual penalties or fees if we are unable to meet our obligations.

•
We need to maintain our overhead structure and re-engineer costs to an appropriate level to allow our continuing operations to be properly supported, to sustain our ongoing client relationships and to maintain compliance with all applicable legal, regulatory, and contractual requirements of our business. There can be no assurances that we will be able to reduce our overhead structure to a profitable scale, or that we will be successful in managing the risks of this effort.

•
Any disruptions in or uncertainty around our business could affect our relationships with customers and/or other counterparties, may have negative impacts on our credit rating and/or ability to obtain or renew financing, among other impacts.

All of the foregoing could materially and adversely affect our business and financial results.
There can be no assurances that any actions taken as a result of our strategic review will be beneficial to our shareholders. If a transaction is not successfully executed, the share price of our common stock may decline significantly to the extent that the current market price of our common stock reflects an expectation that a transaction will be completed. In addition, with respect to our continuing evaluation, there is no assurance that any transaction will be consummated, and no assurances about the timing for the announcement or consummation of any such strategic transaction if pursued.

Our decision to exit our Private Label client agreements will result in a decline in future revenues and will involve a significant amount of restructuring costs. Furthermore, there can be no assurances that such action will be as beneficial to shareholders as if we had not taken such action.
Our Company has historically differentiated itself in the market as an outsourced mortgage banking services provider to such financial institutions through our Private Label Solutions ("PLS") channel. This business represented 78% of our total loan closings for the nine months ended September 30, 2016. Despite having completed amendments to improve the economics of our PLS agreements in 2015, we have not been able to achieve profitable scale within this business for reasons including, but not limited to, the current regulatory environment for mortgage originations, increased regulatory related cost associated with being a Technology Services Provider under the Bank Services Company Act, increased regulatory scrutiny for our financial institution clients and related persistent high costs of compliance and contractual requirements to customize the business for each client. In addition, we have been faced with recent client contract terminations, which further negatively affects our ability to achieve profitable scale. For these reasons, as an outcome of our strategic review process, we announced in November 2016 that we intend to exit the PLS channel.
Risks specific to our plan to exit PLS include, but are not limited to:

•	We may not complete the exit in our anticipated time frame;

•
Our estimate of costs to exit the PLS business includes our forecast of the net loss of operating the business through the exit of the business, severance and retention costs, and facility and other costs. However, our actual costs incurred through this process may significantly exceed our current estimates. Factors that drive significant uncertainty around the total amount of costs include our ability to: negotiate terms of certain contracts, meet the timeline of the exit process, satisfy the contractual and regulatory requirements of the business during the wind-down period, and our expectations of origination volumes and costs during the exit period, among other factors; and

•	Our need to maintain adequate staffing levels to fulfill our remaining obligations under the PLS agreements and satisfy associated compliance requirements.
All of the foregoing could materially and adversely affect our business and financial results.
Our evaluation of strategic alternatives for the PLS business included our assessment of the expected net present value of the estimated future operating losses of the business versus the costs we expect to realize to exit the business. Our decision to exit the business was reliant on the underlying estimates, and there can be no assurances that our exit of the PLS business will be as beneficial to shareholders as if we had not taken such action.
We have announced our intention to exit our Private Label Solutions business. Our remaining mortgage loan origination business is substantially dependent upon the Real Estate channel and our relationship with Realogy. The termination of our contractual agreements with Realogy would have a material adverse effect on our business, financial position, results of operations and cash flows.
For the nine months ended September 30, 2016, we originated 78% of our loan production through the PLS channel, 20% through the Real Estate channel and 2% through the Wholesale/correspondent channel. As a result of conclusions reached in our strategic review process, we completed the exit of the Wholesale/correspondent channel in the second quarter of 2016. Further, in November 2016, we announced our intentions to exit our PLS business. We are continuing to evaluate strategic options to identify the best course of action for our Real Estate channel, which consists of loans sourced through our joint venture with Realogy Corporation.
As a result of our strategic decisions related to our Mortgage Production origination channels, our remaining mortgage loan origination business is substantially dependent upon originations from the Real Estate channel and our relationship with Realogy.
Relationship with Realogy.  We are party to a Strategic Relationship Agreement dated as of January 31, 2005 between PHH Mortgage, PHH Home Loans, PHH Broker Partner, Realogy Services Venture Partner Inc. and Cendant Corporation (now known as Avis Budget Group, Inc.). PHH Home Loans is a joint venture that was formed for the purpose of originating and selling mortgage loans that are primarily sourced from Realogy's owned real estate brokerage business. Under the Strategic Relationship Agreement, PHH Home Loans is the exclusive recommended provider of mortgage loans to the independent sales associates affiliated with the real estate brokerage business owned and operated by Realogy’s affiliates and certain customers of Realogy.
Termination Rights. Unless terminated earlier, our relationship with Realogy continues until January 31, 2055.  However, under the PHH Home Loans Operating Agreement, Realogy has the right at any time to give us two years notice of its intent to terminate its interest in PHH Home Loans.

In addition, the Strategic Relationship Agreement and the PHH Home Loans Operating Agreement outline certain terms and events that would give Realogy the right to terminate the PHH Home Loans joint venture for cause.  These terms and events include, but are not limited to, if:

•
We materially breach any representation, warranty, covenant or other agreement contained in the Strategic Relationship Agreement or certain other related agreements, including, without limitation to, our confidentiality obligations in the PHH Home Loans Operating Agreement, the PHH Home Loans Trademark License Agreement, and the Strategic Relationship Agreement, and our non-compete obligations in the Strategic Relationship Agreement that is not cured following any applicable notice or cure period;

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
Upon a termination of the PHH Home Loans joint venture by Realogy or its affiliates (whether for cause or upon two years notice without cause), Realogy will have the right either: (i) to require that we or certain of our affiliates purchase all of Realogy’s interest in PHH Home Loans at the applicable purchase price set forth in the PHH Home Loans Operating Agreement; or (ii) to cause us to sell our interest in PHH Home Loans at the applicable sale price set forth in the PHH Home Loans Operating Agreement to an unaffiliated third party designated by certain of Realogy’s affiliates. If we were required to purchase Realogy’s interest in PHH Home Loans, such purchase could have a material adverse impact on our liquidity. Additionally, any termination of the PHH Home Loans joint venture will also result in a termination of the Strategic Relationship Agreement and our other agreements and arrangements with Realogy.  Any such termination would likely result in the loss of most, if not all, of our mortgage loan originations and Net revenues derived from Realogy’s affiliates, which would have a material adverse effect on our overall business and our consolidated financial position, results of operations, cash flows and liquidity.
The terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time.
During 2016, we have previously disclosed expected reductions in our subservicing portfolio through Merrill Lynch’s announced intent to insource their portfolio and HSBC’s sale of a population of loans that we currently subservice. As a result of those actions, we currently expect that, by December 31, 2016, our subservicing portfolio will decline by approximately 222,000 units, or 47%, of our current total.
For our portfolio remaining after the expected HSBC and Merrill Lynch reductions, our top three clients represent 80% of the approximately 250,000 units. Our subservicing relationships may be negatively impacted by our intended exit of the PLS origination channel; two of our top three subservicing clients are currently PLS clients, and such clients may elect to transfer their subservicing relationships to other counterparties upon sourcing a new origination services provider.
Further, the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf, at any time, without cause. Further terminations or material reductions in our subservicing portfolio could adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 26, 2014, our Board of Directors authorized up to $250 million in open market purchases. We have $150 million remaining under this authorization which extends through December 31, 2016. We did not complete any share repurchases during the third quarter of 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2016.

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