Form 10-K
period 2016-12-31
PHH CORP
filed 2017-02-28
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

The aggregate market value of our Common stock held by non-affiliates of the registrant as of June 30, 2016 was $709 million.

As of February 21, 2017, 53,599,433 shares of PHH Common stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2016 are incorporated by reference in Part III of this Report.

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
Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could”. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements concerning the following:

•
our expectations related to our strategic review and related actions, including the estimated impacts on our results, the timing of any such actions, our estimates of transaction, operating losses and exit costs, our expected use of any proceeds, and any other anticipated impacts on our results, client and counterparty relationships, debt arrangements, employee relations or expected value to shareholders;

•
our expectations and projected financial results of the remaining business after executing the actions resulting from our strategic review, the market for subservicing and portfolio retention services, our competitive position, and the expected profitability and capital structure of our remaining business;

•	the method, amounts and timing of any capital returns to shareholders;

•	anticipated future origination volumes and loan margins in the mortgage industry;

•	our expectations of the impacts of regulatory changes on our business;

•	our assessment of legal and regulatory proceedings and the associated impact on our financial statements;

•	our expectations around future losses from representation and warranty claims, and associated reserves and provisions; and

•	the impact of the adoption of recently issued accounting pronouncements on our financial statements.
Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part I—Item 1A. Risk Factors” in this Form 10-K and those factors described below:

•
the effects of our comprehensive review of all strategic options, and any transactions that may result, on our business, management resources, customer, counterparty and employee relationships, capital structure and financial position;

•
our ability to execute and complete the actions contemplated from our strategic review and implement changes to meet our operational and financial objectives, including restructuring our remaining business and shared services platform, achieving our growth objectives and assumptions and resolving our legacy legal and regulatory matters;

•
any failure to execute all or any portion of the sales of MSRs under our existing agreements, or realize estimated proceeds from the transactions, which may be driven by the following reasons, among other factors: (i) not receiving required shareholder, regulatory, investor, agency, private loan investor and/or client (originations source) approvals for any portion of the sale portfolio; (ii) changes in the composition of the portfolio and related servicing advances outstanding on each sale date; and (iii) not meeting any other conditions precedent to closing, as defined in the respective agreements;

•
any failure to execute the sale of certain assets of PHH Home Loans and its subsidiaries, or realize estimated proceeds from the transactions, which may be driven by the following reasons, among other factors: (i) not receiving required shareholder, regulatory and agency approvals; (ii) the failure to execute a certain portion of the New Residential MSR sales; (iii) the lack of acceptance by a specified percentage of PHH Home Loans employees (including loan originators) of employment offers from the buyer; and (iv) not meeting any other conditions precedent to closing, as defined in the respective agreements;

•
available excess cash from our strategic actions is dependent upon a variety of factors, including the execution of the sale of all of our MSRs, the monetization of our investment in PHH Home Loans, the successful completion of our PLS exit activities, the resolution of our outstanding legal and regulatory matters and the successful completion of other restructuring and capital management activities, including any unsecured debt repayments, in accordance with our assumptions;

•	our decisions regarding whether to use, and the use of, derivatives and hedge strategies related to our mortgage servicing rights;

•	the effects of any termination of our subservicing agreements by any of our largest subservicing clients or on a material portion of our subservicing portfolio;

•	the effects of market volatility or macroeconomic changes and financial market regulations on the availability and cost of our financing arrangements, the value of our assets and the housing market;

•	the effects of changes in current interest rates on our business, the value of our mortgage servicing rights and our financing costs;

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

•
the inability or unwillingness of any of the counterparties to our significant customer contracts, hedging agreements, or financing arrangements to perform their respective obligations under such contracts, or to renew on terms favorable to us, if at all;

•
the impacts of our credit ratings, including the impact on our cost of capital and ability to access the debt markets, as well as on our current or potential customers’ assessment of our long-term stability;

•	the ability to obtain or renew financing on acceptable terms, if at all, to finance our mortgage loans held for sale and servicing advances;

•	the ability to operate within the limitations imposed by our financing arrangements and to maintain or generate the amount of cash required to service our indebtedness and operate our business;

•	any failure to comply with covenants or asset eligibility requirements under our financing arrangements; and

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

PART I

Item 1. Business

Overview

Background
We were incorporated in 1953 as a Maryland corporation. For periods between April 30, 1997 and February 1, 2005, we were a wholly owned subsidiary of Cendant Corporation (now known as Avis Budget Group, Inc.) and its predecessors and provided mortgage banking services, facilitated employee relocations and provided vehicle fleet management and fuel card services. On February 1, 2005, we began operating as an independent, publicly traded company pursuant to our spin-off from Cendant. On July 1, 2014, we sold our Fleet Management Services business (the "Fleet Business") and began operating as a stand-alone mortgage business.
As a stand-alone mortgage company, we provide outsourced mortgage banking services to a variety of clients, including financial institutions and real estate brokers throughout the U.S. and are focused on originating, selling, servicing and subservicing residential mortgage loans through our wholly-owned subsidiary, PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”).
Strategic Developments

In March 2016, in response to changing industry and regulatory dynamics impacting our business, we announced that Management and our Board of Directors were undertaking a comprehensive review of all strategic options, including capital deployment alternatives. The goal of our strategic review has been to identify the best opportunities to maximize the value of our assets and business platforms and evaluate the strategic potential of our business model. As a result of the strategic review process, we announced specific outcomes, conclusions and intentions as follows:

•
In the second quarter of 2016, we exited our wholesale/correspondent lending channel. Through this channel, we purchased closed mortgage loans from community banks, credit unions, mortgage brokers and mortgage bankers. For the year ended December 31, 2016, the wholesale/correspondent lending channel represented 1% of our total closing volume (based on dollars).

•
In November 2016, we announced our intentions to exit the Private Label solutions ("PLS") channel. The PLS channel includes providing outsourced mortgage origination services for wealth management firms, regional banks and community banks throughout the U.S.  For the year ended December 31, 2016, the PLS channel represented 79% of our total closing volume (based on dollars).

•
In November 2016, we announced the sale of our capitalized GNMA mortgage servicing rights to Lakeview Loan Servicing, LLC ("Lakeview"), which included the transfer of all servicing to another subservicer. In addition, in December 2016, we announced the sale of substantially all of our remaining capitalized servicing rights to New Residential Mortgage LLC ("New Residential"), a wholly-owned subsidiary of New Residential Investment Corporation. The New Residential sale provides that we will perform the subservicing for these loans for an initial period of three years subject to certain transfer and termination provisions. The execution of sales under these agreements is subject to a number of approvals and other closing requirements.

•
In February 2017, we entered into an agreement to sell certain assets of our PHH Home Loans joint venture, which constitutes substantially all of our Real Estate channel. The execution of the sale under this agreement is subject to a number of approvals and other closing requirements. See Note 23, 'Subsequent Events' in the accompanying Notes to Consolidated Financial Statements for further information.

•
In February 2017, we entered into an asset purchase agreement with LenderLive Network, LLC ("LenderLive") to assign our lease interests in Jacksonville, Florida along with the sale of information technology and other equipment and fixtures. We also agreed to enter into a master services agreement to outsource certain processing, underwriting and closing services that we are contractually obligated to provide to certain of our PLS clients to LenderLive.

As a result of the conclusions reached from strategic review, we intend to transition to a capital-light business comprised of our subservicing and portfolio retention businesses. Successful completion of this transition is contingent upon successfully executing the asset sales and business exits outlined above, as well as restructuring our remaining business and shared services platform and achieving certain asset growth objectives and assumptions. Our transition to our new business model would be completed in a series of actions throughout 2017 and into the first half of 2018, which actions would include the closing of our sale of mortgage servicing rights to New Residential and the sale of certain assets of our PHH Home Loans joint venture, if approved and executed.

Additional information regarding these intended actions, risks specific to our ability to achieve these actions and risks related to the potential outcomes of these actions is provided in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary”, and “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies".

Segments

Our business activities are organized and presented in two operating segments: Mortgage Production and Mortgage Servicing. A description of each operating segment is presented below with further details and discussions of each segment’s results of operations presented in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”. Also refer to Note 21, 'Segment Information' in the accompanying Notes to Consolidated Financial Statements for a discussion of our Net revenues, Segment profit or loss and Total assets attributable to each segment.

Mortgage Production
Our Mortgage Production segment provides private label mortgage services to financial institutions and real estate brokers, and sources mortgage loans through our retail platform. According to Inside Mortgage Finance, PHH Mortgage was the 10th largest overall mortgage loan originator with a 1.8% market share for the year ended December 31, 2016 and the 5th largest retail mortgage originator for the nine months ended September 30, 2016.
We generate revenue through fee-based mortgage loan origination services and the origination and sale of mortgage loans into the secondary market, referred to as saleable loans. PHH Mortgage generally sells all saleable mortgage loans that it originates to secondary market investors within 30 days of origination. During 2016, 52% of our mortgage loans were sold to, or were sold pursuant to, programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae and the remaining 48% were sold to private investors.
A summary of our platforms and channels follows, with the percentage of our loan closing dollars that each represents:

•	Retail - Private Label (79% in 2016 compared to 75% in 2015)

Our PLS business includes offering mortgage outsource solutions to wealth management firms, regional banks and community banks. All loans originated in this channel are originated and funded in the private label clients' names. We principally generate revenue from the PLS business through the receipt of origination assistance fees from our private label clients, earned as a stated amount per loan for all fee-based and saleable loans, as well as the gain on loans sold into the secondary market for saleable loans, earned as a percentage of the unpaid principal balance sold.

Our largest clients for the year ended December 31, 2016 include Merrill Lynch Home Loans, a division of Bank of America, National Association ("Merrill Lynch"), Morgan Stanley Private Bank, N.A. ("Morgan Stanley") and HSBC Bank USA ("HSBC") which represented 25%, 21%, and 10% respectively, of our total mortgage loan originations.

Plans to Exit Private Label Channel. Our PLS business model has faced inherent difficulties in the current mortgage environment, including escalating costs associated with regulatory oversight and compliance efforts and requirements to customize our products and service levels. In our strategic review of PLS, we considered industry, customer and regulatory trends, cost re-engineering opportunities and the potential for alternative business models. We determined that resolving the complex business challenges of our PLS model is too uncertain, would require an extended period of time and would result in elevated level of operating losses over a prolonged period. As a result, in November 2016, we announced our plan to exit the PLS business.

We currently have exit plans in place with clients representing 55% of our PLS closing volume, including Merrill Lynch, and believe we will substantially exit the PLS business by the first quarter of 2018, subject to certain transition support requirements. For more information about our costs related to the PLS exit program, see Note 2, 'Exit Costs' in the accompanying Notes to Consolidated Financial Statements.

Our agreements with LenderLive discussed above under “—Overview—Strategic Developments” are intended to mitigate the operating risk related to the exit of the PLS business, including by alleviating the risk of employee attrition that could adversely impact our ability to satisfy the service level agreements and other PLS contractual requirements. Upon closing of the sale, LenderLive is contractually obligated to hire approximately 250 PHH Mortgage employees located in the Jacksonville office and is contractually required to allocate certain of those employees to providing services to support our obligations to our PLS clients. Subject to our right to terminate the services agreement at any time upon 90 days prior notice, the services agreement will terminate on the earlier of June 30, 2019 or the date of expiration or termination of our final PLS contract. The consummation of the transactions with LenderLive is subject to various conditions precedent to closing, including that the closing occur no later than May 16, 2017, LenderLive’s satisfaction of certain licensing requirements and the development and implementation of certain requisite technology enhancements.

For discussion of risks related to the PLS exit, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our decision to exit our Private Label client agreements will involve a significant amount of restructuring costs, and we have risks specific to our exit plans. Furthermore, there can be no assurances that such action will be as beneficial to shareholders as if we had not taken such action.”
Portfolio Retention. Within our current PLS channel, we execute saleable closings that involve the refinance of mortgages held within our total servicing portfolio, which we refer to as portfolio retention. Portfolio retention services are also a product offered to both PLS and non-PLS clients under our Subservicing relationships. For the year ended December 31, 2016, portfolio retention represented 3% of our total closing volume (based on dollars). While we plan to exit the PLS channel, we intend to continue to engage in these activities as a component of our offerings to our subservicing clients.

•	Retail - Real Estate (20% in 2016 compared to 22% in 2015)

Within our Real Estate channel, we provide mortgage origination services for brokers associated with brokerages owned or franchised by Realogy Corporation ("Realogy") and other third-party brokers, through our joint venture with Realogy Corporation, PHH Home Loans. Through our affiliations with real estate brokers, we have access to home buyers at the time of purchase.  Substantially all of the originations through the real estate channel are originated from Realogy and brokers associated with Realogy's franchised brokerages, which represented 20% of our mortgage originations for the year ended December 31, 2016. For the year ended December 31, 2016, we originated mortgage loans for 12% of the transactions in which real estate brokerages owned by Realogy represented the home buyer. For further information about our agreements and relationship with Realogy, see Note 19, 'Variable Interest Entities' in the accompanying Notes to Consolidated Financial Statements.

Saleable loans are originated in this channel through PHH Home Loans, PHH Mortgage or their affiliates. PHH Home Loans sells its loan originations to third parties on a servicing-released basis or to PHH Mortgage. PHH Mortgage sells loans to, or pursuant to programs sponsored by, Fannie Mae, Freddie Mac and Ginnie Mae, or sells loans to private investors. The Real Estate channel principally generates revenue from the receipt of origination and application fees, earned on a per loan basis, as well as the gain on sale of loans sold into the secondary market, earned as a percentage of the unpaid principal balance of loans sold.

Agreements for the Sale of PHH Home Loans joint venture. On February 15, 2017, we entered into agreements to sell certain assets of PHH Home Loans and its subsidiaries, including its mortgage origination and processing centers and the majority of its employees. The execution of these transactions is subject to closing conditions, including PHH shareholder approval, the execution of a portion of the New Residential MSR sales, and the receipt of agency approvals, among other conditions. After completion of the sale, we intend to exit the existing joint venture relationship with Realogy Corporation and cease closings in the Real Estate channel.

For discussion of risks related to the sale of PHH Home Loans joint venture, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—We have entered into agreements to sell certain assets of PHH Home Loans and to monetize our investment in the joint venture. The transaction contains a number of pre-closing conditions and is subject to PHH Corporation shareholder approval. There can be no assurance that the Company will complete the execution of these transactions or that the net proceeds realized upon the sale will equal the current estimate."

•	Wholesale/Correspondent (1% in 2016 compared to 3% in 2015)

We exited the Wholesale/Correspondent channel in the second quarter of 2016 due to its subpar profitability and our intentions to reduce our investment in MSRs. In this channel, we purchased closed mortgage loans from community banks, credit unions, mortgage brokers and mortgage bankers and also acquired mortgage loans from mortgage brokers that receive applications from and qualify the borrowers.

Mortgage Servicing
Our Mortgage Servicing segment services mortgage loans originated by PHH Mortgage where we retained the mortgage servicing rights ("MSRs") and acts as a subservicer for certain clients that own the underlying servicing rights. According to Inside Mortgage Finance, PHH Mortgage was the 9th largest mortgage loan servicer with a market share of 2.1% at December 31, 2016 and the 3rd largest mortgage loan subservicer at September 30, 2016.

We service loans on behalf of the investors or owners of the underlying mortgage, and because we do not hold loans for investment purposes, we only have exposure to credit risk to the extent we are required to make servicing advances. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio.

As a result of the conclusions reached from our strategic review, we intend to transition to a capital-light business comprised of our subservicing and portfolio retention businesses. The following description provides a summary of our servicing activities for our capitalized servicing portfolio and our subserviced portfolio, as well as information on the portfolio changes from December 31, 2015 to 2016. The Servicing portfolio statistics below are shown as either portfolio unpaid principal balance (UPB) or based on units, depending on the revenue driver of each respective activity:

•	Capitalized Servicing ($84.7 billion of UPB for 2016, a 14% decline from 2015)

We own the right to service loans owned by investors, which typically result from the sale and securitization of loans we originate. We recognize an MSR asset in our Consolidated Financial Statements and have elected to mark this portfolio to fair value each quarter. We principally generate revenue through contractual fees earned from our MSRs, which are a stated percentage of the unpaid principal balance of current performing loans. As the MSR owner, we are in several instances obligated to make servicing advances to fund scheduled principal, interest, tax and insurance payments when the mortgage loan borrower has failed to make the scheduled payments and to cover foreclosure costs and various other items that are required to preserve the assets being serviced.  These servicer advance obligations require significant capital and liquidity in order to fund the advances until we are contractually authorized to reimburse ourselves for the advances from the loan investor.

Lakeview Sale. 16% of our portfolio UPB as of December 31, 2016 consisted of GNMA MSRs that are subject to our November 2016 sale agreement with Lakeview. This sale consists of $13.4 billion of UPB and $97 million in fair value as of December 31, 2016, and the subservicing will transfer to another servicer appointed by the purchaser upon completion of the sale.

On February 2, 2017, the initial sale of GNMA MSRs under the Lakeview agreement was completed, representing $10.3 billion of unpaid principal balance, $77 million in fair value, and $11 million of Servicing advances.

New Residential Sale. 83% of our portfolio UPB as of December 31, 2016 is subject to our December 2016 sale agreement with New Residential. This sale consists of $69.9 billion of UPB and $579 million in fair value as of December 31, 2016. This sale provides that we will perform the subservicing for these loans for an initial period of three years, subject to certain transfer and termination provisions. The consummation of the transactions contemplated under the MSR sale agreement is subject to the approvals of PHH Corporation shareholders, the GSEs, origination sources and private loan investors, as well as other customary closing requirements.

The final net proceeds we may receive from each MSR sale is dependent on the portfolio composition and servicing advances outstanding at each transfer date, the amount of investor and origination source consents received, and transaction costs. The sale of $440 million of the MSRs and Servicing advances underlying these agreements currently requires consents other than GSEs, including the approvals of certain clients and private investors.

Remaining Portfolio. 1% of our portfolio UPB as of December 31, 2016 is not included committed to any sale agreement. This consists of MSRs recognized after the populations were defined for the above sales agreements. If the sales of substantially all of our MSRs are completed, we do not anticipate retaining a significant amount of capitalized MSRs in the future.

For discussion of risks related to the MSR sales, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our agreements to sell substantially all of our capitalized MSRs are subject to various approvals, including regulatory approvals, shareholder approval (for the New Residential transaction), approvals from certain origination sources and investors, as well as other closing requirements, and may not be completed as anticipated, or at all.”

Additional information regarding our sale of MSRs is provided in "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary".

•	Subservicing (approximately 265,000 units for 2016, a 41% decrease from 2015)

We service loans on behalf of our clients who own the underlying servicing rights. Since we do not own the right to service the loan, we do not recognize an asset in our Consolidated Financial Statements. We principally generate revenue based upon a stated fee per loan that varies based on the delinquency status. Subservicing fee revenue is generally less than the servicing fee received by the owner of the MSR; however, subservicing loans reduces the interest rate exposure and related revenue volatility from MSR fair value changes and eliminates curtailment interest expense and payoff-related costs. Additionally, our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships as those risks are retained by the owner of the MSR.

We have significant client concentration risk related to the percentage of our subservicing portfolio that is under agreements with a small group of clients. As of December 31, 2016, we had significant subservicing concentrations with Pingora Loan Servicing, LLC, HSBC and Morgan Stanley which represent 42%, 22% and 14%, respectively, of our subservicing portfolio units. We have significant client concentration risk due to the small number of key clients and the standard contractual termination rights. If the pending sale of our owned MSR to New Residential is consummated, New Residential will become our largest subservicing client in 2017, as this population includes 467,000 units (based on the December 31, 2016 portfolio); however, the New Residential subservicing agreement extends for at least three years, subject to certain transfer and termination provisions.

The terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf, at any time, without cause, and with limited notice and negligible compensation. In 2016, we have experienced such client-driven terminations or reductions. During the fourth quarter of 2016, we realized reductions in our subservicing portfolio driven by: (i) Merrill Lynch’s insourcing of their servicing activities and (ii) HSBC’s sale of a population of MSRs relating to loans that we subserviced. In the three months ended December 31, 2016, our subservicing portfolio declined by approximately 211,000 units, or 44%, primarily driven by those actions.

For discussion of risks related to subservicing, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our remaining business will be focused on subservicing activities, and we have significant client concentration risk related to the percentage of subservicing from agreements with Pingora Loan Servicing, LLC, HSBC, and Morgan Stanley. Further, the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time."

For a discussion of the geographic concentrations of properties in our total servicing portfolio, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Counterparty and Concentration Risk—Servicing.”

Business Development. The subservicing target market is comprised of independent mortgage bankers, community banks, credit unions and other mortgage investors. We believe that the size of the subservicing market will continue to grow due to the following projected market conditions: (i) slower prepayment speeds as a result of higher interest rates and projected growth in the home purchase market; (ii) lack of operational scale for smaller MSR owners who will need to continually invest in their technology and infrastructure to keep pace with consumer, regulatory and investor requirements; and (iii) projected growth of MSR ownership by financial investors who do not have in-house servicing capability. With our servicing expertise, we believe that we are well positioned to grow commensurate with the overall market.

However, the subservicing market in which we operate is highly competitive. We compete with non-bank servicers, such as Cenlar FSB, Dovenmuehle Mortgage, Inc., Nationstar Mortgage Holdings, Inc., and LoanCare, and we face competition related to subservicing pricing and service delivery. Our competitive position is also dependent on our continued ability to demonstrate compliance with local, state, federal and investor regulations or requirements and to improve technology and processes while controlling our costs to maintain competitive pricing. Finally, we also must manage the risk of declining subservicing units due to payoffs as we must continually enter into new arrangements and execute our portfolio retention initiatives to grow our subservicing portfolio.

Legal and Regulatory Environment

Our business is subject to extensive federal, state and local regulation. Our loan origination and servicing activities are primarily regulated at the state level by state licensing authorities and administrative agencies, with additional oversight from the Bureau of Consumer Financial Protection (the “CFPB”). The CFPB has rule-making, supervision and examination authority and is responsible for enforcing federal consumer protection laws. In addition to state licensing requirements, we are required to comply with various federal consumer protection and other laws, including but not limited to:

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

In addition, by agreement with our private label clients, we are required to comply with additional laws and regulations to which our clients are subject. While we are not a bank, our private label business subjects us to both direct and indirect banking supervision and each private label client requires a unique compliance model, which creates complexities and potential inefficiencies in our operations. Laws and regulations we are exposed to through our private label relationships include, but are not limited to, the Bank Service Company Act, which permits the regulators of federal financial institutions to examine vendors that provide outsourced services to such regulated financial institutions.

We are also subject to periodic reviews and audits from the Federal Housing Finance Authority (FHFA), Fannie Mae, Freddie Mac, Ginnie Mae, the U.S. Department of Housing and Urban Development, other federal, state and local agencies, various investors and regulators of our clients. We are currently managing through various regulatory investigations, examinations and inquiries related to our legacy mortgage origination and servicing practices. Our experience is consistent with other companies in the mortgage industry, and several large mortgage originators have been subject to similar actions, which have resulted in the payment of substantial fines and penalties. We are continuing to address each matter, and we will defend our positions and/or appeal matters as appropriate when we believe we have meritorious defenses. Alternately, we may engage in settlement discussions on certain matters in order to avoid the additional monetary costs and other business impact of engaging in litigation. For more information, including our fourth quarter of 2016 consent order with the New York Department of Financial Services, see Note 15, 'Commitments and Contingencies' in the accompanying Notes to Consolidated Financial Statements and “Part I—Item 1A.—Legal and Regulatory Risks—We are subject to litigation and regulatory investigations, inquiries and proceedings, and we may incur fines, penalties, increased costs, and other consequences that could negatively impact our business, results of operations, liquidity and cash flows or damage our reputation.” in this Form 10-K.

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

Employees

As of December 31, 2016, we employed 3,500 persons in total. In connection with our plans to exit the PLS business, we expect to reduce our employees of the Production and shared-services functions by 900 employees, with such reductions expected to be completed in the second quarter of 2018. Employee counts are approximate.
We also expect to reduce our headcount in the next year as a result of our intentions to reorganize our business and our agreements to sell certain assets of our PHH Home Loans joint venture (if executed).  We currently do not have an estimate of the impact to our headcount from those actions.
Management considers our employee relations to be satisfactory. None of our employees were covered under collective bargaining agreements during the year ended December 31, 2016.

Available Information
Our corporate website is www.phh.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on our website under the tabs “Investors-SEC Reports” as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The public may read and copy our filings with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains our reports, proxy and information statements, and other information that we electronically file with the SEC.
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

Item 1A. Risk Factors

Risks Related to Our Strategies
Any actions resulting from the strategic review process, and our efforts towards executing these actions, could materially and adversely affect our business, results of operations and cash flows, and there can be no assurance that such actions will be beneficial to our shareholders.
We intend to take the following actions resulting from the conclusion of our strategic review: (i) executing the sales of our MSR assets, (ii) exiting the PLS business, including consummating transactions with LenderLive; and (iii) executing the transaction to sell certain assets in our Home Loans joint venture, which would include exiting our future interest and involvement in the operations and results of that business. If we complete these actions, we intend to operate as a smaller, less capital intensive business that is focused on subservicing and portfolio retention services. See further discussion of these actions in "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary" of this Form 10-K.
We may be unable to fully or successfully execute or implement our intended strategic actions, in whole or in part, or within the projected time frame. Additionally, there can be no assurances that these actions will have the impact that we intend on our financial position, cash flows, and results of operations. While we have assessed the potential value that could be realized, as well as the potential costs that could be incurred, as a result of these actions, our assessments and estimates may differ materially from actual costs and the value realized, if such actions are pursued. Any such actions could materially and adversely affect our business, results of operations, and cash flows, and may not be beneficial to our shareholders.
Our efforts towards executing our intended strategic actions could cause management distractions and disruptions in our business, and exposes us to risks including, but not limited to the following:

•
We have diverted, and will continue to divert, significant management resources and attention in our efforts to execute strategic actions, which could negatively impact our business and results of operations.

•
While we have assessed and estimated the potential costs associated with each strategic action and the estimated cost of advisors, lawyers and consultants to complete our strategic actions, our assessments and estimates may differ materially from actual costs and the value realized. Factors that drive this uncertainty include, among other factors, employee attrition, the expected timing of related actions, contractual complexities and the effects of income taxes.

•
We may encounter difficulty in retaining key employees who may be concerned about their future roles with the Company. If such key employees leave the Company, we may encounter difficulty recruiting qualified replacements.  Our unique business model and the specialized knowledge required to fulfill our operations exposes us to significant retention risk. If we are unsuccessful in retaining key employees, or attracting talent during our transition period, we may suffer increased costs to staff our business, difficulties in executing upon our strategic actions and potential contractual penalties or fees if we are unable to meet our obligations.

•
We need to re-engineer our overhead costs to an appropriate level to allow our continuing business to be properly supported, while maintaining the appropriate level of overhead to support execution of transactions and business transitions, sustain our ongoing client relationships and to maintain compliance with all applicable legal, regulatory, and contractual requirements of our business. There can be no assurances that we will be able to reduce our overhead structure to a profitable scale, or that we will be successful in managing the risks of this effort.

•
Any disruptions in or uncertainty around our business could affect our relationships with customers and/or other counterparties, may have negative impacts on our ability to obtain or renew financing, among other impacts.

•
We face risks related to our ability to successfully transition our assets and businesses through these transactions, including steps required to transition the performance of certain processes to LenderLive and to maintain compliance and internal and operational controls during the transition period.

All of the foregoing could materially and adversely affect our business and financial results.

As a result of our strategic review, we intend to transition to a less capital intensive business focused on subservicing and portfolio retention services. While we intend to return excess capital to our shareholders after, and assuming, the execution of our asset sale transactions, we believe the market capitalization of the Company will be reduced after we complete all of the actions resulting from the strategic review. Furthermore, there may be a limited market for our common stock, with less market liquidity, after the execution of these actions.
Our continuing operations have not been profitable over the past three years, and we intend to implement strategic actions and change the focus of our business to improve our financial results. We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, and our actions taken may not have the intended result.
We intend to take the following actions resulting from the conclusion of our strategic review: (i) executing the sales of our MSR assets; (ii) exiting the PLS business; and (iii) executing the transaction to sell certain assets in our Home Loans joint venture, which would include exiting our future interest and involvement in the operations and results of that business. If we complete these actions, we intend to operate as a smaller, less capital intensive business that is focused on subservicing and portfolio retention services. See further discussion of these actions in "Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary" of this Form 10-K.
We expect to take further actions to achieve sustained profitability, and increase the strategic flexibility, for our remaining subservicing and portfolio retention business, including re-engineering our overhead and cost structure to allow our business to be properly supported, and to seek growth in our subservicing and portfolio retention businesses. However, the competitive nature of the subservicing business and related risks creates certain challenges that we will need to manage, including natural runoff of servicing units, our existing significant client concentrations, and short-term contractual arrangements with certain clients which provide them with termination rights at any time without cause. Also, market factors such as higher interest rates, evolving regulations, and potentially volatile capital market conditions may adversely impact demand for MSRs by non-bank investors and create a more challenging environment for subservicing.
To achieve our financial objectives for this new business, we need to realize our cost re-engineering, subservicing growth, and portfolio retention improvement assumptions. There can be no assurances that we will execute these actions, or that the execution of these actions will achieve the intended results. The achievement of our goals is subject to both the risks affecting our business generally (including market, credit, operational, and legal and compliance risks) and the inherent difficulty associated with implementing these strategic objectives. Furthermore, our success is dependent on the skills, experience and efforts of our management team and our ability to negotiate with third parties.
The amount of capital returned to shareholders, if any, as a result of our strategic actions may be less than our expectations. Furthermore, there can be no assurances about the method, timing or amounts of any such distributions.
There can be no assurances that we will return capital to shareholders, or that any amounts returned will be distributed in any prescribed time frame. The amount of capital available for distribution and the method and timing of such distributions, if any, will depend on several factors, including but not limited to:

•
the execution of the sales of our MSRs, including the receipt of required approvals, the time required to obtain approvals, and the total proceeds realized based on the portfolio composition as of each future transfer date;

•
value realized from monetizing our investment in the PHH Home Loans joint venture, including the successful execution of related agreements and underlying transactions, and the timing of the related transactions;

•	the successful execution of our PLS exit, including the amounts of realized exit costs and operating losses, and our progress towards completing the exit of that business;

•	actual amounts of future cash outflows, including costs incurred for transactions and restructuring, required payments for our unsecured term debt and realized tax amounts;

•	the outcomes of contingencies, including our legal and regulatory matters, loan repurchases, MSR sale indemnifications, and other contingencies; and

•	working capital and contingent cash requirements of the remaining business.

In addition, the method, timing and amount of any returns of capital will be at the discretion of our Board of Directors and will depend on market and business conditions, the market price of our Common stock and our overall capital structure and liquidity position.
Our decision to exit our Private Label client agreements will involve a significant amount of restructuring costs, and we have risks specific to our exit plans. Furthermore, there can be no assurances that such action will be as beneficial to shareholders as if we had not taken such action.
Our Company has historically differentiated itself in the market as an outsourced mortgage banking services provider to such financial institutions through our PLS channel. This business represented 79% of our total loan closings for the year ended December 31, 2016 (based on dollars). Despite having completed amendments to improve the economics of our PLS agreements, we have not been able to achieve profitable scale within this business for reasons including, but not limited to, the current regulatory environment for mortgage originations, increased regulatory related costs associated with being a Technology Services Provider under the Bank Services Company Act, increased regulatory scrutiny for our financial institution clients and related persistent high costs of compliance and contractual requirements to customize the business for each client. In addition, we have been faced with recent client contract terminations, which further negatively affects our ability to achieve profitable scale. For these reasons, as an outcome of our strategic review process, we announced in November 2016 that we intend to exit the PLS channel.
Risks specific to our plan to exit PLS include, but are not limited to:

•
We may not complete the exit in our anticipated time frame, which may be driven by our need to negotiate the exit of our agreements with PLS clients, as certain existing client agreements currently extend beyond our intended exit date. Any failures to meet our intended exit time frame would result in continued operating losses above our current estimate, and such losses may be material.

•
Our estimate of costs to exit the PLS business includes our forecast of the net loss of operating the business through the exit of the business, severance and retention costs, and facility and other costs. However, our actual costs incurred through this process may significantly exceed our current estimates. Factors that drive significant uncertainty around the total amount of costs include our ability to: (i) negotiate terms of certain contracts; (ii) meet the timeline of the exit process; (iii) satisfy the contractual and regulatory requirements of the business during the wind-down period; and (iv) our expectations of origination volumes and costs during the exit period, among other factors.

•
Our ability to satisfy the contractual requirements of our PLS agreements and regulatory compliance requirements during the exit period. Factors that drive risk around our ability to fulfill these requirements include, but are not limited to: (i) our ability to maintain adequate staffing levels; (ii) our reliance on outsourcing arrangements with LenderLive to fulfill substantially all of these obligations, including the risk if LenderLive does not meet their obligations to us; and (iii) our change management decisions related to maintaining and updating our systems and compliance infrastructure, in anticipation of our intended exit date.

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
We have entered into agreements to sell certain assets of PHH Home Loans and to monetize our investment in the joint venture. The transaction contains a number of pre-closing conditions and is subject to PHH Corporation shareholder approval. There can be no assurance that the Company will complete the execution of these transactions or that the net proceeds realized upon the sale will equal the current estimate.
We have entered into agreements to sell certain assets of PHH Home Loans and to monetize our investment in the joint venture may not be executed in full, or at all, or within our anticipated time frame. The agreements related to this transaction contain a number of pre-closing conditions which must be met, including, but not limited to, mortgage licensing requirements (on the part of the buyer), PHH stockholder approval, the execution of a portion of the New Residential MSR sales, the receipt of agency approvals, the acceptance by certain PHH Home Loans employees (including loan originators) who receive employment offers from the buyer, among other conditions. Furthermore, we may not realize the value anticipated from selling our interests.

Due to the pre-closing conditions and closing dates that are expected to occur over a series of time, we are exposed to a higher risk of employee turnover and other business disruptions as a result of the uncertainty and transitions for this business. We also face liquidity risk during the transition of this entity, as certain counterparties to our PHH Home Loans agreements, including our warehouse and loan sales agreements, may elect to not fulfill existing agreements due to the pending changes in the entity.
Any of the foregoing could impair our ability to complete the joint venture transactions and could materially and adversely affect our business and financial results.
Our contractual arrangements related to the PHH Home Loans joint venture provide Realogy with termination rights upon the occurrence of certain events. Particularly, in the event the PHH Home Loans asset sale is not consummated for certain reasons, Realogy may accelerate its rights to terminate the PHH Home Loans joint venture and related agreements.
PHH Home Loans is a joint venture that was formed for the purpose of originating and selling mortgage loans that are primarily sourced from Realogy's owned real estate brokerage business. In February 2017, we executed agreements to sell certain assets of PHH Home Loans and entered into a JV Interests Purchase Agreement to purchase Realogy's 49.9% ownership interests in the PHH Home Loans joint venture.
Realogy had existing termination rights as specified in the PHH Home Loans Operating Agreement, which have been modified by the JV Interests Purchase Agreement as noted below:
Termination rights with Two-years notice or For cause. The terms of the PHH Home Loans Operating Agreement executed in 2005 provides Realogy with the right at any time to give us two years notice of its intent to terminate its interest in PHH Home Loans. In addition, the Strategic Relationship Agreement and the PHH Home Loans Operating Agreement outline certain terms and events that would give Realogy the right to terminate the PHH Home Loans joint venture for cause.
Upon a termination of the PHH Home Loans joint venture by Realogy or its affiliates (whether for cause or upon two years’ notice without cause), Realogy will have the right either: (i) to require that we or certain of our affiliates purchase all of Realogy’s interest in PHH Home Loans at the applicable purchase price set forth in the PHH Home Loans Operating Agreement or (ii) to cause us to sell our interest in PHH Home Loans at the applicable sale price set forth in the PHH Home Loans Operating Agreement to an unaffiliated third party designated by certain of Realogy’s affiliates. If we were required to purchase Realogy’s interest in PHH Home Loans, such purchase could have a material adverse impact on our liquidity. Additionally, any termination of the PHH Home Loans joint venture will also result in a termination of the Strategic Relationship Agreement and our other agreements and arrangements with Realogy.
Conditional Waiver of Two-Year Notice. The JV Interests Purchase Agreement executed in February 2017 modifies Realogy's contractual termination rights that were established in the PHH Home Loans Operating Agreement (which are outlined above). The transactions involving PHH Home Loans may be terminated if a specified portion of the MSR sale to New Residential is not consummated by September 1, 2017 under certain specified circumstances and, upon such termination, PHH would be obligated to pay a termination fee and would be deemed to have waived: (i) any restrictions under the PHH Home Loans Operating Agreement that prohibit Realogy from entering into any joint venture with third parties; and (ii) the two-year notice requirement with respect to Realogy’s right to terminate PHH Home Loans joint venture.
In addition to Realogy’s rights under the JV Interests Purchase Agreement as described in the preceding paragraph, if the transactions involving PHH Home Loans are terminated for any reason that does result in a waiver of the two-year notice requirement, Realogy may still exercise its existing right under the PHH Home Loans Operating Agreement to terminate the joint venture on two years notice. Any such termination of the PHH Home Loans joint venture would also result in a termination of the Strategic Relationship Agreement and our other agreements and arrangements with Realogy, which may impact the enterprise value of PHH Home Loans and could materially and adversely impact its operations since the majority of the business of that entity, and our Real Estate channel, are derived from our relationship with Realogy.
Our agreements to sell substantially all of our capitalized MSRs are subject to various approvals, including regulatory approvals, shareholder approval (for the New Residential transaction), approvals from certain origination sources and investors, as well as other closing requirements, and may not be completed as anticipated, or at all.
As an outcome of our strategic review, we announced a series of transactions to sell substantially all of our capitalized Mortgage servicing rights (collectively, the “MSR transactions”).
Lakeview transaction. In November 2016, we entered into an agreement to sell our GNMA MSRs and related advances to Lakeview. As of December 31, 2016, the portfolio committed under this sale agreement represented 16% of our total MSR asset (based on UPB). We completed the sale of a portion of these MSRs in February 2017; however, the sale of the remaining population of MSRs committed under this agreement continues to be subject to approvals of clients who were the origination source of the MSRs.
New Residential transaction. On December 28, 2016, we entered into an agreement to sell our entire portfolio of MSRs and related advances in each case as of October 31, 2016, excluding the GNMA MSRs pending sale to Lakeview, to New Residential. As of December 31, 2016, the portfolio committed under this sale agreement represents 83% of our total MSR asset. The closing of the transactions contemplated by the MSR sale agreement is subject to the approvals of PHH Corporation shareholders, the GSEs and private mortgage loan investors, as well as other customary closing requirements. Further, the sale of 33% of the MSRs underlying this agreement are subject to the approval of clients who were the origination source of the MSRs.
In addition, the New Residential transaction provides certain termination rights to New Residential and to us. If the Sale Agreement is terminated under specified circumstances, including with respect to a competing proposal, we will pay New Residential a termination fee equal to three and a half percent of the purchase price for the MSR portfolio.  Furthermore, the termination of the Sale Agreement could result in the termination of the transactions contemplated by the JV Asset Purchase Agreement and JV Interests Purchase Agreement. If certain material adverse events occur with respect to us prior to the initial sale date, New Residential has the right to terminate the subservicing agreement and, upon any exercise of such termination right, we would have the option to either sell the MSR portfolio on a subservicing-released basis or pay a $10 million termination fee.
The total proceeds realized from the MSR transactions are contingent upon receiving required approvals, and are based on the portfolio as of each future transfer date. Therefore, the portfolio performance between transaction and settlement dates, including realized runoff, will reduce the total proceeds available from this transaction. Furthermore, in addition to the GSEs and PLS clients, there are several hundred other origination sources (such as correspondents and credit unions) and private loan investors from whom consent is needed to sell the MSRs related to their specific relationship. There can be no assurances that we will receive any specific amount of consents required from the GSEs, private loan investors or PLS clients and other origination sources.
We are subject to various risks if the MSR transactions do not close in full, in part, when contemplated, or in accordance with their current terms, including but not limited to:

•
Price Risk. If the MSR transactions do not close in accordance with its negotiated terms, we may not be able to negotiate another transaction for this asset at all, or to negotiate a sale for this asset similar to the expected proceeds from the current agreements.

•
Hedging & Interest Rate Risks. The fair value of our MSRs is highly sensitive to changes in interest rates, as borrower prepayment patterns are driven by the relative changes in mortgage interest rates. The MSR transaction with New Residential fixes the prices that we expect to realize at future transfer dates.  In contemplation of these transactions, in December 2016, we significantly reduced our MSR-related derivative hedge coverage. As a result, we are subject to substantial risk that we may incur significant losses in the market value of the asset that we may not have incurred, other than for our decisions to cease hedging in anticipation of this transaction.

The results of our Mortgage Servicing segment, our consolidated financial position, results of operations and cash flows may be subject to substantial volatility from changes in interest rates, as a result of our recent decision to reduce hedge coverage.
All of the foregoing could materially and adversely affect our business and financial results.
Our remaining business will be focused on subservicing activities, and we have significant client concentration risk related to the percentage of subservicing from agreements with Pingora Loan Servicing, LLC, HSBC, and Morgan Stanley. Further, the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time.
As a result of our strategic decisions related to our Mortgage Production origination channels, our remaining business will be focused on subservicing and related portfolio retention activities.
Our subservicing portfolio is subject to runoff, meaning that the loans serviced by us under subservicing agreements may be repaid in full prior to maturity. As a result, our ability to maintain the size of our subservicing portfolio depends on our ability to enter into agreements for additional subserviced populations with new or existing clients.

Further, our subservicing business has substantial risk with respect to the current client concentrations and the termination rights contained in the underlying agreements, as discussed further below.
Concentration risk. We have significant client concentration risk related to the percentage of our subservicing portfolio that is under agreements with a small group of clients. As of December 31, 2016, our subservicing portfolio (by units) related to the following client relationships: 42% from Pingora Loan Servicing, LLC, 22% from HSBC and 14% from Morgan Stanley. Further, our agreement to sell the majority of our capitalized MSRs to New Residential contains a three-year subservicing term, subject to certain early transfer and termination rights for New Residential; if the sale is approved and executed, we would also have an additional significant concentration risk with respect to that counterparty.
Termination Rights. The terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf, at any time, without cause, and with limited notice and negligible compensation.
Our subservicing relationships may be negatively impacted by our intended exit of the PLS origination channel; two of our top three subservicing clients are currently PLS clients, and such clients may elect to transfer their subservicing relationships to other counterparties upon sourcing a new origination services provider. Further, the owners of the servicing rights may elect to sell their MSRs related to some or all of the loans we subservice on their behalf, which could lead to a termination of our subservicing agreements with respect to such loans and a related decrease in our revenues from subservicing.
As previously disclosed, in the fourth quarter of 2016, we realized client-driven reductions in our subservicing portfolio due to: (i) Merrill Lynch’s announced intent to insource their servicing activities and (ii) HSBC’s sale of a population of MSRs relating to loans that we currently subservice. In the fourth quarter of 2016, our subservicing portfolio declined by approximately 211,000 units, or 44%, primarily driven by those actions.
Further terminations or material reductions in our subservicing portfolio would adversely affect our business, financial condition, results of operations and cash flows. Our intentions to transition our business to be primarily focused on subservicing and portfolio retention further magnifies these risks. For example, our ability to recognize revenues from our portfolio retention business will be dependent upon the size of our subservicing portfolio and the decision by our subservicing clients of whether to engage us to perform such services.

Legal and Regulatory Risks
We are subject to litigation and regulatory investigations, inquiries and proceedings, and we may incur fines, penalties, increased costs, and other consequences that could negatively impact our business, results of operations, liquidity and cash flows or damage our reputation.
There has been a heightened focus of regulators on the practices of the mortgage industry. Consistent with other mortgage originators and servicers, we are subject to litigation and regulatory investigations, examinations, inquiries and proceedings from regulators and attorneys general of certain states as well as various governmental agencies, with respect to our mortgage lending and/or mortgage servicing practices. In addition, we are defendants in various legal proceedings, including private and civil litigation. For more information regarding our existing matters, see Note 15, 'Commitments and Contingencies' in the accompanying Notes to Consolidated Financial Statements.
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
Our business is subject to extensive regulation by federal, state and local government authorities and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on how we conduct our business. These laws, regulations and judicial and administrative decisions include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; compliance with federal and state disclosure and licensing requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; other trade practices; and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. In addition, as an outcome of agreements or orders reached with government regulators, we have been, and may be further subject to enhanced compliance monitoring, reporting requirements, changes to our business processes and procedures, and other agreements or obligations related to our origination and servicing activities. Further, by agreement with our private label clients, we are required to comply with additional laws and regulations to which our clients may be subject. While we are not a bank, our private label business subjects us to both direct and indirect banking supervision (including examinations by our private label clients' regulators), and each private label client requires a unique compliance model, which creates complexities and potential inefficiencies in our operations.
In recent years, there have been a number of developments in laws and regulations and other financial reform legislation that have negatively impacted, and we expect will continue to negatively impact, our business and increase our risks of investigations, inquiries and proceedings.  These developments include but are not limited to: (i) regulations from the Dodd-Frank Act; (ii) proposed changes to the infrastructures of Fannie Mae and Freddie Mac; (iii) increased vendor oversight obligations placed upon many of our private label clients by the Office of the Comptroller of the Currency; and (iv) current rules proposed and adopted by the CFPB, including the implementation of changes to mortgage origination and settlement forms under the TILA-RESPA Integrated Mortgage Disclosure Rule, or TRID, which have required significant modifications and enhancements to our mortgage production processes and systems. Certain provisions of the Dodd-Frank Act and of pending legislation in the U.S. Congress may impact the operation and practices of Fannie Mae and Freddie Mac. These changes could reduce or eliminate the government-sponsored entities’ ("GSEs") ability to issue mortgage-backed securities, which would materially and adversely affect our business and could require us to fundamentally change our business model since we sold 52% of our loans in 2016 pursuant to GSE-sponsored programs.
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
Our ability to generate revenues in our Mortgage Production and Servicing segments is highly dependent on programs administered by Fannie Mae, Freddie Mac and Ginnie Mae that facilitate the issuance of mortgage-backed securities in the secondary market. These entities play a powerful role in the residential mortgage industry, and we have significant business relationships with them, including:
Production.  During 2016, 52% of our mortgage loan sales were sold to, or were sold pursuant to programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from our relationships with Fannie Mae, Freddie Mac and Ginnie Mae, which include the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees, the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures and the use of mortgage warehouse facilities with Fannie Mae, pursuant to which, as of December 31, 2016, we had total capacity of $2 billion, with $150 million committed and $1.85 billion uncommitted.
Servicing.  We service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae.  As of December 31, 2016, 59% of our mortgage servicing rights and loans serviced through subservicing agreements pertain to these programs. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards.
Our status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller/servicer is subject to compliance with each entity’s respective selling and servicing guidelines and failure to meet such guidelines could result in the unilateral termination of our status as an approved seller/servicer.  Failure to maintain our relationship with each of Fannie Mae, Freddie Mac and Ginnie Mae would result in the termination of many of our agreements with our private label and subservicing clients and otherwise would materially and adversely affect our business, financial position, results of operations and cash flows.
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
Our mortgage asset-backed debt arrangements are an important source of liquidity for our origination and servicing activities.
Our mortgage warehouse facilities typically have up to a 364-day term and certain facilities require us to maintain a specified amount of available funding from other facilities. As such, our liquidity profile and compliance with debt covenants depends on our ability to renew multiple facilities within a short time frame. As of December 31, 2016, each of our mortgage warehouse facilities mature and are subject to renewal on or around March 31, 2017.
We are currently expecting significant changes to our business profile, liquidity and capital structure and funding requirements driven by our intended strategic actions and transitions of our business model, including expected changes in our mortgage origination volumes driven by the sales or exit of certain businesses. As such, our ability to renew our mortgage warehouse facilities may be more limited than our historical experience as lenders continually assess PHH and its subsidiaries as counterparties, or we may be unable to obtain such financing on terms acceptable to us, if at all.

Further, our access to and our ability to renew our existing mortgage warehouse facilities is subject to prevailing market conditions, and could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the warehouse facilities; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements or comply with other terms of the facilities; (iii) our inability to access the secondary market for mortgage loans; and (iv) termination of our role as servicer of the underlying mortgage assets.
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
If a substantial portion of the committed capacity of our facilities are terminated or are not renewed, we may be unable to find replacement financing on commercially favorable terms, if at all, which could adversely impact our operations and prevent us from executing our business plan, originating new mortgage loans or fulfilling commitments made in the ordinary course of business, and realizing the expected proceeds anticipated from the PHH Home Loans transaction. These factors could reduce revenues attributable to our business activities or require us to sell assets at below market prices, either of which would have a material adverse effect on our overall business and consolidated financial position, results of operations and cash flows.
Certain of our debt arrangements require us to comply with specific financial covenants and other affirmative and restrictive covenants, termination events, conditions precedent to borrowing, and other restrictions, including, but not limited to, those relating to material adverse changes, our consolidated net worth, liquidity, and restrictions on our indebtedness. An uncured default of one or more of these covenants could result in a cross-default between and amongst our asset-backed debt arrangements. Consequently, an uncured default that is not waived by our lenders and that results in an acceleration of amounts payable to our lenders or the termination of credit facilities would materially and adversely impact our liquidity, could force us to sell assets at below market prices to repay our indebtedness, and could force us to seek relief under the U.S. Bankruptcy Code. In addition, certain of our mortgage warehouse arrangements contain conditions precedent to borrowing under which our adjusted net income (excluding certain changes in value of mortgage servicing rights and related derivatives and excluding certain expenses) must be $1.00 or more for a rolling 12-month period. Our inability to satisfy this condition would not result in an event of default but would relieve the lender of its funding commitment, which could adversely affect our ability to fund our operations.
We may be limited in our ability to obtain or renew financing in the unsecured credit markets on economically viable terms or at all, due to our senior unsecured long-term debt ratings being below investment grade and due to our history of reported losses from continuing operations since becoming a standalone mortgage company.
Our senior unsecured long-term debt ratings are below investment grade and, as a result, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets. In addition, as a result of the uncertainties around our current strategic actions and future business, our access to the credit markets may be more limited than our historical experience, or we may be unable to obtain such financing on terms acceptable to us, if at all.
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

Our hedging strategies related to our mortgage pipeline may not be successful in mitigating our risks associated with changes in interest rates. Further, our hedging counterparties may be unwilling to trade with us on substantially similar terms to our historical trades pending the completion of our strategic actions.
We are exposed to interest rate risk and related price risk for our origination pipeline and related assets, including interest rate lock commitments and mortgage loans held for sale. Interest rate lock commitments generally range between 30 and 90 days, and we typically sell mortgage loans within 30 days of origination. Our pipeline hedging activities include entering into derivative instruments, such as forward delivery commitments on mortgage backed-securities or whole loans, futures, and option contracts, to provide a level of protection against interest rate risks.
However, no hedging strategy can protect us completely. The nature and timing of hedging transactions influence the effectiveness of these strategies. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes including, but not limited to, interest rates, we may incur losses that could have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, changes in interest rates may require us to post additional collateral under certain of our financing arrangements and derivative agreements which could impact our liquidity. Due to the expected significant changes to our business profile, liquidity and capital structure driven by our intended strategic actions and transition of our business model, our liquidity and ability to trade may be more limited than our historical experience, as hedging participants may be unwilling to trade or execute loan sales with us on substantially similar terms to our historical experience.

Risks Related to Our Common Stock
A change in control transaction may result in a number of significant cash outflows that could reduce the value of our business. Further, the provisions of certain of our agreements could discourage third parties from seeking to acquire us, or could prevent or delay a transaction resulting in a change of control.
The net proceeds realized by our shareholders as the result of any change in control transaction or a fundamental change to our businesses, may be negatively impacted as a result of required payments under our unsecured debt, certain tax impacts or the potential termination of certain client relationships (if consents or waivers are not obtained), among other consequences.
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
In addition, agreements with some of our financial institution clients governing our private label relationships provide our clients with the right to terminate their relationship with us if we complete certain change in control transactions with certain third parties.  The need to obtain waivers or consents from our clients in connection with a change in control transaction may discourage certain third parties from seeking to acquire us or could reduce or delay our receipt of the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction, or could otherwise reduce the value of the business when separated.
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
For additional information on the key areas for which assumptions and estimates are used in preparing our financial statements, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in this Form 10-K.
Fair Value.  A substantial portion of our assets are recorded at fair value based upon significant estimates and assumptions with changes in fair value included in our consolidated results of operations. As of December 31, 2016, 44% of our total assets were measured at fair value on a recurring basis, including $690 million of assets representing our Mortgage servicing rights, which are valued using significant unobservable inputs and management’s judgment of the assumptions market participants would use in pricing the asset.  Further, we utilize fair value measurements in our review of the carrying value of long-lived assets and investments for impairment. The determination of the fair value of our assets involves numerous estimates and assumptions made by our management. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with our Mortgage servicing rights based upon model inputs involving interest rates as well as the prepayment rates and delinquencies and foreclosure rates of the underlying serviced mortgage loans. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values, or our fair value estimates may not be realized in an actual sale or settlement, either of which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
We outsource certain information technology (“IT”) services to a third party which subjects us to significant business process and control risks.  If our outsource partner fails to perform their obligations under the terms of the agreement, or if our management of this vendor is not successful, we are subject to operational risk from our IT environment. We are heavily dependent on the strength and capability of our technology systems which we use to interface with our customers, to maintain compliance with applicable regulations and to manage our internal financial and other systems. Our business model and our reputation as a service provider to our clients, as well as our internal controls over financial reporting, are highly dependent upon these systems and processes.  In addition, our ability to run our business in compliance with applicable laws and regulations is dependent on our technology infrastructure.
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
During 2016, we elected to terminate certain IT outsourcing agreements, and we intend to transition such services from the third party to our own systems and processes by the first quarter of 2018. We face risks related to our ability to successfully transition the performance of these processes and the related internal and operational controls, and in enhancing our internal processes to support the functions previously outsourced. We may incur costs in connection with this transition that we may not have incurred, other than for our decision to end this outsourcing relationship.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 3000 Leadenhall Road, Mt. Laurel, New Jersey 08054.

Our business has centralized operations in 450,000 square feet of office space in the Mt. Laurel, New Jersey area.  We occupy 100,000 square feet in Jacksonville, Florida and 40,000 square feet in Bannockburn, Illinois, both of which are primarily used to support our Mortgage Production activities.  We also have a location in Williamsville, New York with 75,000 square feet of total office space that is primarily used to support our servicing operations.  We occupy approximately 30 smaller offices located throughout the U.S. to support our Mortgage Production activities.

In January 2017, we signed an agreement to terminate our lease in Williamsville effective on August 31, 2017. In February 2017, we signed an agreement to assign our interests under the lease of our Jacksonville, Florida office and to sell information technology and other equipment and fixtures located in such office to LenderLive. However, we remain jointly and severally liable with LenderLive to the landlord for the lease obligations over the 7 year remaining term of the Jacksonville lease.

All of our locations are leased, and square footage numbers disclosed above are approximate.

Item 3. Legal Proceedings

We are party to various claims and legal proceedings from time to time related to contract disputes and other commercial, employment and tax matters.  For more information regarding legal proceedings, see Note 15, 'Commitments and Contingencies' in the accompanying Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Shares of our Common stock are listed on the NYSE under the symbol “PHH”.  The following table sets forth the high and low sales prices for our Common stock for the periods indicated as reported by the NYSE:

	Stock Price
For the 2016 Quarters Ended:	High	Low
March 31, 2016	$16.50	$8.26
June 30, 2016	14.87	9.73
September 30, 2016	16.80	12.61
December 31, 2016	15.70	13.25

For the 2015 Quarters Ended:
March 31, 2015	$25.61	$22.42
June 30, 2015	27.83	24.09
September 30, 2015	26.38	13.78
December 31, 2015	18.68	13.25

As of February 21, 2017, there were 5,479 holders of record of our Common stock.

Restrictions on Share-Related Payments

As of December 31, 2016, we are not prohibited in our ability to make share-related payments including the declaration and payment of dividends, the repurchase of Common stock, or making any distribution on account of our Common stock. We have not declared or paid cash dividends on our Common stock since we began operating as an independent, publicly traded company in 2005.

The provisions of our debt arrangements, capital requirements of our operating subsidiaries and other legal requirements and regulatory constraints may restrict us from making such share-related payments in the future.  Limitations and restrictions on our ability to make share-related payments include but are not limited to:

a)             Restrictions under our senior note indentures from making a share-related payment if, after giving effect to the payment, the debt to tangible equity ratio calculated as of the most recently completed month end exceeds 6 to 1; however, even if such ratio is exceeded, we may declare or pay any dividend or make a share-related payment so long as our corporate ratings are equal to or better than: Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s (in each case on stable outlook or better); and

b)            Limitations in the amount of share-related payments that can be distributed by us due to maintaining compliance with the financial covenants contained in certain subsidiaries’ mortgage warehouse funding agreements, including but not limited to: (i) the maintenance of net worth of at least $750 million on the last day of each fiscal quarter; and (ii) a ratio of unsecured indebtedness to tangible net worth of no greater than 1.25 to 1.

In addition, we are limited in the amount of share-related payments that can be distributed due to capital that is required to be maintained at our subsidiaries.  The amount of intercompany dividends, share-related payments and other fund transfers that certain of our subsidiaries can declare or distribute to us or to other consolidated subsidiaries (and ultimately to us) is limited due to provisions of our subsidiaries’ debt arrangements, capital requirements, and other legal requirements and regulatory constraints.  The aggregate restricted net assets that are required to be maintained at our subsidiaries totaled $772 million as of December 31, 2016.

In February 2017, we announced that once we have the appropriate level of certainty with respect to the amount and timing of sources and uses of cash from our strategic actions (including any cash generated from the MSR and PHH Home Loans joint venture asset sales, if executed), we intend to take the necessary actions to commence any returns of capital to shareholders. However, the method, timing and amount of the return of capital to our shareholders, if any, will depend on several factors including the execution of, and proceeds realized from our MSR sales, the value realized from monetizing our investment in the PHH Home Loans joint venture, the successful execution of our PLS exit, the resolution of our outstanding legal and regulatory matters, the successful completion of other restructuring and capital management activities, including debt repayment, and the working capital requirements and contingency needs for the remaining business. Other factors that may impact our decisions regarding the method, timing and amount of any return of capital include economic and market conditions, our financial condition and operating results, cash requirements, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints, investment opportunities at the time any such payment is considered, and other factors deemed relevant. There can be no assurances we will complete any return of capital to our shareholders. For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—The amount of capital returned to shareholders, if any, as a result of our strategic actions may be less than our expectations. Furthermore, there can be no assurances about the method, timing or amounts of any such distributions."

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity for the quarter ended December 31, 2016. The Board of Directors' authorization for open market share repurchases expired on December 31, 2016, and there are no remaining authorizations.

See Note 16, 'Stock-Related Matters' in the accompanying Notes to Consolidated Financial Statements for more information on our share repurchase programs and share repurchase activity for the years ended December 31, 2016, 2015 and 2014.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our audited Consolidated Financial Statements for the periods indicated.  Because of the inherent uncertainties of our business and our previously announced intent to exit the PLS channel, sell substantially all of our MSR portfolio, monetize our investment in our PHH Home Loans joint venture and transition to a capital-light business consisting of subservicing and portfolio retention services, the historical financial information for such periods may not be indicative of our future results of operations or financial position.

In 2014, we sold our Fleet business. All Fleet operations have been recorded in held for sale or discontinued operations during 2014 and presented comparatively for all historical periods below:

	Year Ended and As of December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share data)
Consolidated Statements of Operations
REVENUES
Origination and other loan fees	$280	$284	$231	$307	$346
Gain on loans held for sale, net	262	298	264	575	942
Loan servicing income	353	394	448	436	449
Change in value of mortgage servicing rights, net of related derivatives	(228)	(158)	(238)	(6)	(502)
Net interest expense	(32)	(46)	(88)	(115)	(121)
Other (loss) income	(13)	18	22	3	12
Net revenues	622	790	639	1,200	1,126

Total expenses	926	1,003	923	1,060	1,140

Net (loss) income attributable to PHH Corporation	(202)	(145)	81	135	34

Basic (loss) earnings per share attributable to PHH Corporation	$(3.77)	$(2.62)	$1.47	$2.36	$0.60
Diluted (loss) earnings per share attributable to PHH Corporation	(3.77)	(2.62)	1.47	2.06	0.60

Consolidated Balance Sheets
ASSETS
Cash and cash equivalents	$906	$906	$1,259	$1,126	$758
Mortgage loans held for sale	683	743	915	834	2,174
Mortgage servicing rights	690	880	1,005	1,279	1,022
Total assets (1)	3,175	3,642	4,284	8,836	9,591
LIABILITIES
Unsecured debt (1)	$607	$605	$819	$1,232	$1,142
Asset-backed debt	655	743	908	775	1,941
Total liabilities (1)	2,052	2,294	2,713	7,146	8,029
PHH Corporation stockholders’ equity	1,092	1,318	1,545	1,666	1,526
________________

(1)
Prior period amounts have been reclassified to conform to the current year presentation following the adoption of ASU 2015-03.  As a result, debt issuance costs associated with our unsecured term and convertible debt are now presented as a reduction to the carrying amount, which reduced our previously reported Total assets, Unsecured debt and Total liabilities as of each period end date. Refer to Note 1, 'Summary of Significant Accounting Policies' in the accompanying Notes to Consolidated Financial Statements for further information.

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
We are a leading provider of end to end mortgage services. We conduct our business through two reportable segments: Mortgage Production, which provides mortgage loan origination services and sells mortgage loans, and Mortgage Servicing, which performs activities for originated and purchased loans, and acts as a subservicer.
As a result of our sale of our Fleet business, which closed effective on July 1, 2014, Fleet Management Services is no longer a reportable segment, and the results and operations of the Fleet business and transaction-related amounts are included within Income from discontinued operations, net of tax for the year ended December 31, 2014.  See further discussion in “—Results of Operations—Discontinued Operations”.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in sections as follows:

▪	Executive Summary

▪	Results of Operations

▪	Risk Management

▪	Liquidity and Capital Resources

▪	Contractual Obligations

▪	Off-Balance Sheet Arrangements and Guarantees

▪	Critical Accounting Policies and Estimates

▪	Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY
Strategic Review
In February 2017, we announced the conclusions and outcomes from our strategic review initiated in 2016. Our conclusions from the strategic review include exiting business platforms that were deemed unattractive, which consist of our Private Label solutions business and our correspondent lending business. Further, we intend to sell all assets and platforms for which we received actionable and competitive offers, which include selling our capitalized MSR portfolio and monetizing our interests in our PHH Home Loans joint venture, subject to shareholder and other approvals, as discussed further below. We intend to transition to a capital-light business model comprised of subservicing and portfolio retention services. Successful completion of this transition is contingent upon successfully executing the asset sales and business exits outlined above, as well as restructuring our remaining business and shared services platform and achieving certain asset growth objectives and assumptions.
Once we have the appropriate level of certainty with respect to the amount and timing of sources and uses of cash from our strategic actions (including any cash generated from the MSR and PHH Home Loans joint venture asset sales, if executed), we intend to take necessary actions to commence any returns of capital to shareholders. The method, timing and amount of the return of capital to our shareholders, if any, will depend on several factors including the execution of, and proceeds realized from, our MSR sales, the value realized from PHH Home Loans joint venture, the successful execution of our PLS exit, the resolution of our outstanding legal and regulatory matters, the successful completion of other restructuring and capital management activities, including debt repayment, and the working capital requirements and contingency needs for the remaining business.

Additional information regarding risks specific to our strategic conclusions and outcomes is provided in “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies".

Details on our strategic plans specific to each action and our intended future business model follows.

Sale of MSRs

We have existing agreements to sell substantially all our existing MSR assets in a series of transactions. The following table summarizes our MSRs committed under sale agreements, based on the portfolio as of December 31, 2016:

	As of December 31, 2016
	MSR Fair Value	UPB	Loan Count
	($ in millions)		(In units)
MSR Commitments:
New Residential Investment Corp.	$579	$69,937	466,962
Lakeview Loan Servicing, LLC	97	13,369	88,117
Other counterparties	2	158	699
Non-committed	12	1,193	11,869
Total	$690	$84,657	567,647

In addition, the sale agreements include the transfer of approximately $300 million of Servicing advance receivables to the counterparties as of December 31, 2016.

Lakeview/GNMA MSRs Sale Agreement. In November 2016, we entered into an agreement to sell substantially all of our GNMA MSR portfolio and related advances to Lakeview.  Upon sale, the subservicing responsibilities with respect to the related mortgage loans will transfer to a successor subservicer appointed by Lakeview. On February 2, 2017, the initial sale of GNMA MSRs under this agreement was completed, representing $10.3 billion unpaid principal balance, $77 million fair value, and $11 million of Servicing advances. We estimate we will receive total proceeds of $88 million from the initial transfer.
New Residential MSRs Sale Agreement. On December 28, 2016, we entered into an agreement to sell substantially all of our remaining MSR portfolio and related advances to New Residential. In addition, we entered into a subservicing agreement with New Residential for the units sold for an initial period of three years, subject to certain early transfer and termination provisions.

The final net proceeds received from each MSR sale is dependent on the portfolio composition and servicing advances outstanding at each transfer date, the amount of investor and origination source consents received and transaction costs. The sale of $440 million of the MSRs and servicing advances underlying these agreements currently requires consents other than GSEs. For further information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our agreements to sell substantially all of our capitalized MSRs are subject to various approvals, including regulatory approvals, shareholder approval (for the New Residential transaction), approvals from certain origination sources and investors, as well as other closing requirements, and may not be completed as anticipated, or at all.”

After the completion of these MSR sales, assuming all approvals and related consents are received, we do not anticipate retaining a significant amount of capitalized MSRs in the future.

Sale of Joint Venture Assets

We announced in February 2017 that we have entered into agreements to sell certain assets of PHH Home Loans and its subsidiaries, including its mortgage origination and processing centers and the majority of its employees. The execution of these transactions is subject to closing conditions as set forth in the agreements, including PHH shareholder approval, the execution of a portion of the New Residential MSR sales, the receipt of agency approvals and the acceptance by a certain specified percentage of PHH Home Loans employees (including loan originators) of employment offers from the buyer, among other conditions. If consummated, we would expect to complete the series of asset sales by the end of 2017. In connection with the asset sale agreements, we entered into an agreement to purchase Realogy's 49.9% ownership interests in the PHH Home Loans joint venture, for an amount equal to their interest in the residual equity of PHH Home Loans after the final closing of the asset sale transactions.

After the completion of these sales, we will no longer operate through our Real Estate channel, and we intend to monetize the remaining assets and liabilities of that entity. Assuming the completion of the transaction and subsequent monetization of the net investment in PHH Home Loans, we expect to realize $92 million of cash proceeds from these actions, before transaction and other costs.

See Note 23, 'Subsequent Events' in the accompanying Notes to Consolidated Financial Statements for further information. For discussion of risks related to our PHH Home Loans transactions, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—We have entered into agreements to sell certain assets of PHH Home Loans and to monetize our investment in the joint venture. The transaction contains a number of pre-closing conditions and is subject to PHH Corporation shareholder approval. There can be no assurance that the Company will complete the execution of these transactions or that the net proceeds realized upon the sale will equal the current estimate." in this Form 10-K.

Exit from Private Label Channel
We are working with our PLS clients to help facilitate our exit from the business in the most cost effective manner possible, while continuing to satisfy our regulatory and contractual compliance requirements. We currently have exit plans in place with clients representing 55% of our PLS volume (based on closing dollars for the year ending December 31, 2016). At this time, we believe we will be in a position to substantially exit the PLS business by the first quarter of 2018, subject to certain transition support requirements.
For the year ended December 31, 2016, we have incurred $41 million of exit costs (pre-tax) related to the exit of PLS, which includes severance and retention programs, contract termination costs and a $15 million non-cash charge for asset impairment. We estimate we may incur up to $75 million of additional exit costs (pre-tax) over the next 15 months. See further details in Note 2, 'Exit Costs' in the accompanying Notes to Consolidated Financial Statements. Additionally, while we implement the exit from this channel, we expect to incur pre-tax operating losses of $120 million for PLS, including maintaining the support and compliance infrastructure needed to comply with both regulatory and contractual requirements.
In February 2017, we entered into an agreement with LenderLive to transfer to them certain operating assets, personnel, and responsibilities and outsource certain PLS mortgage origination fulfillment functions. We believe this will help mitigate certain operating risks associated with the wind down of the PLS originations business.
For more information about our costs related to the PLS exit program, see Note 2, 'Exit Costs' in the accompanying Notes to Consolidated Financial Statements. For discussion of risks related to the PLS exit, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our decision to exit our Private Label client agreements will involve a significant amount of restructuring costs, and we have risks specific to our exit plans. Furthermore, there can be no assurances that such action will be as beneficial to shareholders as if we had not taken such action.” in this Form 10-K.

PHH 2.0

As a result of conclusions reached from strategic review, we intend to transition to a capital-light business comprised of subservicing and portfolio retention, which we refer to as PHH 2.0. We believe we have core strengths and favorable attributes in several key requirements to achieve success in the subservicing business such as reputation, compliance infrastructure, investor performance, and direct cost per loan. However, we will need to manage for certain risks in our subservicing business, including natural runoff of servicing units, significant client concentrations, and short-term contractual arrangements with certain clients which provide them with termination rights at any time without cause. Also, market factors such as higher interest rates, evolving regulations, and potentially volatile capital market conditions may adversely impact demand for MSRs by non-bank investors and create a more challenging environment for subservicing.
Successful completion of this transition is contingent upon successfully executing the transactions and business exits outlined above, as well as restructuring our remaining business and shared services platform and achieving our growth objectives and assumptions. We intend to re-engineer and reduce operating and overhead costs, which may take up to 12 to 18 months to complete. We are targeting total annual shared service expenses of $75 million in PHH 2.0’s first full year as a stand-alone business.
To achieve our financial objectives for this new business, we need to realize our cost re-engineering, outstanding legal and regulatory matter resolution, subservicing growth and portfolio retention improvement assumptions.
For discussion of risks related to our remaining business, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our continuing operations have not been profitable over the past three years, and we intend to implement strategic actions and change the focus of our business to improve our financial results. We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, and our actions taken may not have the intended result." and “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our remaining business will be focused on subservicing activities, and we have significant client concentration risk related to the percentage of subservicing from agreements with Pingora Loan Servicing, LLC, HSBC, and Morgan Stanley. Further, the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time.” in this Form 10-K.

Legal and Regulatory Matters
We are currently managing through various regulatory investigations, examinations and inquiries related to our mortgage origination and servicing practices. Our experience is consistent with other companies in the mortgage industry, and several large mortgage originators have been subject to similar matters, which have resulted in the payment of substantial fines and penalties. Our significant outstanding legal and regulatory matters include matters with the CFPB, a multistate coalition of certain mortgage banking regulators, and the Office of the Inspector General of the U.S. Department of Housing and Urban Development. Although these matters present a significant amount of uncertainty and we cannot estimate a final resolution date, we are working towards resolving these legal and regulatory matters as soon as practicable. We recorded provisions for our legal and regulatory matters of $38 million for the year ended December 31, 2016.
See Note 15, 'Commitments and Contingencies' in the accompanying Notes to Consolidated Financial Statements for further information about these matters. We expect the higher level of legislative and regulatory focus on mortgage origination and servicing practices will continue to result in higher legal, compliance and servicing related costs and heightened risk of potential regulatory fines and penalties, as well as other consumer relief or injunctive relief. We could also experience an increase in mortgage origination or servicing related litigation, investigations, inquiries or proceedings in the future.
For more information, see “Part I—Item 1A. Risk Factors—Legal and Regulatory Risks—We are subject to litigation and regulatory investigations, inquiries and proceedings, and we may incur fines, penalties, increased costs, and other consequences that could negatively impact our business, results of operations, liquidity and cash flows or damage our reputation."

RESULTS OF OPERATIONS

Continuing Operations

	Year Ended December 31,
	2016	2015	2014
	(In millions, except per share data)
Net revenues	$622	$790	$639
Total expenses	926	1,003	923
Loss from continuing operations before income taxes	(304)	(213)	(284)
Income tax benefit	(111)	(82)	(99)
Loss from continuing operations, net of tax	(193)	(131)	(185)
Less: net income attributable to noncontrolling interest	9	14	6
Net loss from continuing operations attributable to PHH Corporation	$(202)	$(145)	$(191)

Basic and Diluted loss per share from continuing operations	$(3.77)	$(2.62)	$(3.47)

Our financial results from continuing operations for 2016 reflect the challenges of our business, including declines in our purchase volume and servicing portfolio and our planned exit of the PLS channel. In the fourth quarter of 2016, we recorded Exit and disposal costs of $41 million related to the PLS exit, including severance, contract termination costs and asset impairments. During 2016, we also incurred $32 million of costs related to the strategic review. These were partially offset by an increase in refinancing volume and higher loan margins as a result of the lower interest rates, as well as operating benefits in our PLS channel from our completed cost and contract re-engineering. We expect to incur operating losses in 2017 as we exit the PLS business and recognize costs associated with the asset sale transactions and exit plans, as discussed further in “—Executive Summary”.

We continued to maintain a high hedge coverage ratio on our capitalized MSRs until the announcement of our agreement to sell substantially all of our MSR portfolio and related advances in December 2016. Market-related fair value adjustments, net of related derivatives reduced our Net revenues by $90 million during 2016. As a result of our agreements to sell substantially all of our MSRs in the fourth quarter of 2016, we expect limited MSR hedging activities in 2017. For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Business—Our hedging strategies related to our mortgage pipeline may not be successful in mitigating our risks associated with changes in interest rates. Further, our hedging counterparties may be unwilling to trade with us on substantially similar terms to our historical trades pending the completion of our strategic actions.”

Our subservicing revenue declined from Merrill Lynch's decision to insource and HSBC's decision to sell MSRs included in our subservicing portfolio, and our servicing revenue from our capitalized portfolio decreased from declines in our owned MSR asset.

Income Taxes

Our effective income tax rate for the years ended December 31, 2016, 2015 and 2014 was (36.7)%, (38.4)% and (35.1)%, respectively.  Our effective tax rates differ from our federal statutory rate of 35%, primarily due to:  (i) different state income tax rates from various jurisdictions and changes in state apportionment factors due to changes in state sourcing rules; (ii) nondeductible expenses; (iii) changes in valuation allowances; and (iv) amounts of net income attributable to noncontrolling interest (for which no taxes are recorded at PHH Corporation).

We generated a net operating loss in both 2016 and 2015. We elected to carry back our 2015 taxable loss to offset our 2014 taxable income, and our expected taxable loss in 2016 is available to either carry back to the 2014 taxable gain or carry forward to future years and offset future taxable income. For 2016 and 2015, our effective tax rate and resulting income tax benefit were impacted by adjustments to deferred tax items resulting from the reconciliation of prior tax provisions to the final income tax returns. Additionally, for 2016, the rate was impacted by the nondeductible expenses for legal and regulatory matters, whereas in 2015, the rate was impacted by the nondeductible expenses for legal and regulatory matters and premiums paid to exchange the 2017 Convertible Notes, which was partially offset by adjustments to deferred tax items resulting from the reconciliation of prior tax provisions to the final income tax returns.

See Note 13, 'Income Taxes' in the accompanying Notes to Consolidated Financial Statements for further information.

Revenues

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Origination and other loan fees	$280	$284	$231
Gain on loans held for sale, net	262	298	264
Loan servicing income	353	394	448
Change in fair value of mortgage servicing rights, net of related derivatives	(228)	(158)	(238)
Net interest expense	(32)	(46)	(88)
Other (loss) income	(13)	18	22
Net revenues	$622	$790	$639

Revenues from our Mortgage Production segment for 2016, including Origination and other loan fees and Gain on Loans held for sale, net, reflect an 8% decline in total closings. Origination and other loan fees decreased by $4 million, or 1%, as compared to the prior year resulting from a 15% decrease in total retail closing units partially offset by operating benefits from amendments to our private label agreements. Gain on loans held for sale, net decreased by $36 million, or 12% as compared to the prior year primarily related to a 39% decrease in IRLCs expected to close, reflecting the increased mix of fee-based closings (where we do not enter into an IRLC), that was partially offset by a 42 basis point, or 14%, increase in average total loan margins.

Loan servicing income for 2016 was lower by $41 million compared to 2015, reflecting a 12% decrease in the average capitalized portfolio and declines in the average number of loans in our subserviced portfolio from the previously discussed insourcing and MSR sale actions of Merrill Lynch and HSBC, respectively.

Our Net revenue for 2016 compared to the prior year was also impacted by $70 million of unfavorable changes in the fair value of MSRs, net of related derivatives compared to 2015. The unfavorable change reflects $101 million of unfavorable market-related fair value adjustments, net of related derivatives including negative market adjustments from changes in interest rates, a flattening of the yield curve and increased servicing costs and foreclosure losses. The unfavorable change was partially offset by $31 million of lower realized cash flows from prepayments and actual receipts primarily due to a lower average capitalized servicing rate in 2016. Our MSR value as of December 31, 2016 reflects the calibration of our valuation model considering the pricing associated with the MSR agreements executed in the fourth quarter of 2016. During the fourth quarter of 2016, we did not observe market participant pricing of MSRs that was commensurate with the expectations typically associated with a sharp increase in interest rates such as the increase in rates that occurred after the U.S. presidential election.

Net interest expense for 2016 declined by $14 million compared to 2015 primarily due to the June 2015 early retirement of $245 million in Convertible notes due in 2017.

The unfavorable change in Other (loss) income was primarily due to the $23 million impairment on our equity investment in Speedy Title and Appraisal Review Services LLC ("STARS"), as the exit of our PLS channel will significantly reduce STARS appraisal volume and its projected cash flows.

Expenses

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Salaries and related expenses	$345	$323	$358
Commissions	64	79	78
Loan origination expenses	64	91	85
Foreclosure and repossession expenses	35	51	56
Professional and third-party service fees	156	171	127
Technology equipment and software expenses	42	37	37
Occupancy and other office expenses	47	50	51
Depreciation and amortization	16	18	23
Exit and disposal costs	41	—	—
Other operating expenses:
Loss on early debt retirement	—	30	24
Legal and regulatory reserves	38	78	28
Other	78	75	56
Total expenses	$926	$1,003	$923

Salaries and related expenses for 2016 increased by $22 million compared to 2015, primarily due to higher incentive compensation, higher severance costs and higher contract labor to assist with information technology needs and short-term customer service projects.

Commissions decreased by $15 million, or 19%, compared with 2015 primarily driven by a 16% decrease in closing volume from our real estate channel.

Loan origination expenses for 2016 declined by $27 million compared with 2015 due to a 17% decrease in the total number of retail application units, as well as the termination of our trademark and licensing agreements with Realogy in 2015.

Foreclosure and repossession expenses decreased by $16 million or 31% from the prior year primarily driven by lower foreclosure activity and improved delinquencies that were partially the result of sales of MSRs with respect to delinquent government loans.

Professional and third-party service fees decreased by $15 million, or 9%, compared to the prior year primarily from the increased costs in 2015 to re-engineer the business and actions to modernize and improve security of our information technology systems that was partially offset by increased costs in 2016 associated with our strategic review.

Exit and disposal costs were $41 million in 2016, related to the announced exit of the PLS business. These costs consist of $22 million in severance and retention expenses, $15 million in asset impairment charges, and $4 million in contract termination costs.

Other operating expenses included losses for early repayment of unsecured debt of $30 million in 2015 related to the exchange of our Convertible notes due in 2017. We also recorded provisions for legal and regulatory contingencies of $38 million in 2016 and $78 million in 2015, primarily in our Mortgage Servicing segment. As discussed in “—Executive Summary”, we are currently managing through several regulatory investigations, examinations and inquiries related to our historical mortgage servicing practices and our reserves are based on currently available information. For more information regarding legal proceedings, see Note 15, 'Commitments and Contingencies' in the accompanying Notes to Consolidated Financial Statements.

Mortgage Production Segment

Segment Overview

Our Mortgage Production segment generates revenue through fee-based mortgage loan origination services and the origination and sale of mortgage loans into the secondary market.  We generally sell all saleable mortgage loans that we originate to secondary market investors, which include a variety of institutional investors, and initially retain the servicing rights on mortgage loans sold.  As previously discussed, we expect the Mortgage Production segment to change significantly as we execute the actions arising from our strategic review, and we position our mortgage production activities to support only the portfolio retention business.

Private Label Services—Exit Activities
The PLS channel includes providing outsourced mortgage origination services for wealth management firms, regional banks and community banks throughout the U.S.  For the year ended December 31, 2016, the PLS channel represented 79% of our total closing volume (based on dollars).
As an outcome of our strategic review process, we announced in November 2016 that we plan to exit the PLS channel. As a result, our volumes are expected to decline in 2017 as our clients exit our platform. While we exit from this business channel, we estimate that we will incur operating losses in the Mortgage Production segment related to PLS of $120 million for 2017 through the first quarter of 2018, including maintaining the support and compliance infrastructure needed to comply with both regulatory and contractual requirements.

Our costs to exit PLS include severance and retention programs, facility-related exit costs, contract termination and other expected payments and non-cash asset impairment. For the year ended December 31, 2016, we have incurred $41 million of exit costs (pre-tax), including $33 million in the Production segment and $8 million in "—Other" related to shared services supporting PLS. We estimate we will incur $75 million of additional exit costs (pre-tax) over the next 15 months, of which an estimated $65 million will be incurred in the Production segment.
At this time, we believe we will be in a position to substantially exit the PLS business by the first quarter of 2018, subject to certain transition support requirements. We currently have exit plans in place with clients representing approximately 55% of our PLS closing volume including Merrill Lynch (based on closing dollars for the year ended December 31, 2016).
For discussion of risks related to the PLS exit, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our decision to exit our Private Label client agreements will involve a significant amount of restructuring costs, and we have risks specific to our exit plans. Furthermore, there can be no assurances that such action will be as beneficial to shareholders as if we had not taken such action.”
Real Estate—Joint Venture Exit Plan
The Real Estate channel includes providing mortgage origination services for brokers associated with brokerages owned or franchised by Realogy Corporation and other third-party brokers, through PHH Home Loans ("HL"), our joint venture with Realogy. For the year ended December 31, 2016, Real Estate represented 20% of our total closing volume (based on dollars).

As an outcome of our strategic review process, we announced in February 2017 that we have entered into agreements to sell certain assets of HL and its subsidiaries, including its mortgage origination and processing centers and the majority of its employees. The execution of these transactions is subject to closing conditions as outlined in the agreements, including PHH shareholder approval, the execution of a portion of the New Residential MSR sales, the receipt of agency approvals, and the acceptance by a specified percentage of HL employees (including loan originators) of employment offers from the buyer, among other conditions. If consummated, we would expect to complete the series of HL Asset sales by the end of 2017, and after the completion of these sales, we would no longer operate through our Real Estate channel.

See Note 23, 'Subsequent Events' in the accompanying Notes to Consolidated Financial Statements for further information. For discussion of risks related to our HL transactions, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—We have entered into agreements to sell certain assets of PHH Home Loans and to monetize our investment in the joint venture. The transaction contains a number of pre-closing conditions and is subject to PHH Corporation shareholder approval. There can be no assurance that the Company will complete the execution of these transactions or that the net proceeds realized upon the sale will equal the current estimate."

Wholesale/Correspondent—Exit Complete

Through the wholesale/correspondent platform, we purchased closed mortgage loans from community banks, credit unions, mortgage brokers and mortgage bankers.  We also acquired mortgage loans from mortgage brokers that receive applications from and qualify the borrowers.  For the year ended December 31, 2016, the wholesale/correspondent channel represented 1% of our total closing volume (based on dollars). We exited the wholesale/correspondent platform during the second quarter of 2016 as a result of the strategic review, and there were no significant costs related to the exit.

Production Business Summary

The following table summarizes the closing statistics and the allocation of revenue of our exiting and remaining Mortgage Production businesses:

	Year ended December 31, 2016
	PLS & Wholesale (1)	Real Estate	Portfolio Retention	Total
	(In millions)
Origination and other loan fees	$242	$35	$3	$280
Gain on loans held for sale, net	11	187	64	262
Net interest income:
Interest income	9	18	5	32
Secured interest expense	(5)	(14)	(3)	(22)
Net interest income	4	4	2	10
Other (loss) income	(13)	(1)	1	(13)
Net revenues	$244	$225	$70	$539

Total Closings	$28,644	$7,383	$1,202	$37,229
________________

(1)	These amounts exclude Portfolio Retention which has historically been included in our disclosed PLS channel data.

Our Mortgage Production segment will consist entirely of portfolio retention services, if our exits of PLS and Real Estate are completed, although the completion of such exit from our Real Estate channel continues to be subject to shareholder and other approvals and other closing conditions. Portfolio retention involves the refinancing of mortgages held within our current servicing portfolio. These are saleable closings, and results are currently included within the statistics of our PLS channel in the Segment Metrics table above. For the year ended December 31, 2016, portfolio retention represented 3% of our total closing volume (based on dollars).

Future portfolio retention volumes are dependent on the size and breadth of our servicing portfolio, on the willingness of our subservicing clients to permit us to perform such services and on a declining or lower interest rate environment as compared to individual mortgagor's current rates. In 2016, we had a surge of refinancing activity from the decline in interest rates in June. However, since November 2016, rates have been increasing and refinancing activity has declined. Based on Fannie Mae's December 2016 Economic and Housing Outlook projection of modestly increasing rates in 2017, refinancing volumes are expected to drop significantly in 2017.

For discussion of risks related to our continuing business, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our continuing operations have not been profitable over the past three years, and we intend to implement strategic actions and change the focus of our business to improve our financial results. We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, and our actions taken may not have the intended result. " in this Form 10-K.

Segment Metrics:

	Year Ended December 31,
	2016	2015	2014
	($ In millions)
Closings:
Saleable to investors	$10,146	$13,218	$12,389
Fee-based	27,083	27,386	23,572
Total	$37,229	$40,604	$35,961

Purchase	$16,140	$20,169	$20,105
Refinance	21,089	20,435	15,856
Total	$37,229	$40,604	$35,961

Retail - PLS	$29,261	$30,436	$26,015
Retail - Real Estate	7,383	8,752	8,593
Total retail	36,644	39,188	34,608
Wholesale/correspondent	585	1,416	1,353
Total	$37,229	$40,604	$35,961

Retail - PLS (units)	51,089	58,587	54,105
Retail - Real Estate (units)	26,075	32,428	34,131
Total retail (units)	77,164	91,015	88,236
Wholesale/correspondent (units)	2,298	6,199	5,940
Total (units)	79,462	97,214	94,176

Applications:
Saleable to investors	$14,275	$18,047	$16,895
Fee-based	31,134	33,593	28,696
Total	$45,409	$51,640	$45,591

Other:
IRLCs expected to close	$4,373	$7,199	$7,262
Total loan margin on IRLCs (in basis points)	352	310	282
Loans sold	$10,548	$13,630	$12,555

The following are descriptions of the business and certain metrics of the Mortgage Production segment:
Saleable closings. Our saleable closings represent loans that are originated or purchased primarily through the real estate and PLS channels of our retail platform. Saleable closings are originated or acquired with the intent that we will sell the loan after closing to secondary market investors, and we may retain the servicing rights upon sale of the loan. For all saleable closings, we recognize gain on sale revenue from investors and related origination fees from borrowers.
Fee-based closings. Our fee-based closings represent loans that are originated through outsourcing relationships with our PLS clients, where we receive a stated fee per loan in exchange for performing loan origination services. These origination services are performed in the name of the PLS client and the ownership rights to the loans are retained by each respective client upon closing. While saleable closings are originated in all platforms, fee-based closings are only originated in our PLS channel. In our PLS channel, fee-based closings are retained by the client subsequent to closing; whereas, saleable closings are purchased by us for sale to secondary market investors subsequent to closing.

Upon completion of the PLS exit and if we complete the sale of certain HL assets, our remaining saleable closings will be portfolio retention. Our portfolio retention activities, where we originate saleable closings through refinancing mortgages held within our current servicing portfolio, are included in our PLS channel, and we will continue to perform these activities after our PLS exit and our sale of certain HL assets.

Segment Results:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Origination and other loan fees	$280	$284	$231
Gain on loans held for sale, net	262	298	264
Net interest income (expense):
Interest income	32	40	38
Secured interest expense	(22)	(24)	(26)
Unsecured interest expense	—	(21)	(51)
Net interest income (expense)	10	(5)	(39)
Other (loss) income	(13)	9	9
Net revenues	539	586	465

Salaries and related expenses	216	213	231
Commissions	64	79	78
Loan origination expenses	64	91	85
Professional and third-party service fees	22	34	34
Technology equipment and software expenses	4	3	3
Occupancy and other office expenses	27	31	31
Depreciation and amortization	8	11	12
Exit and disposal costs	33	—	—
Other operating expenses	145	157	126
Total expenses	583	619	600
Loss before income taxes	(44)	(33)	(135)
Less: net income attributable to noncontrolling interest	9	14	6
Segment loss	$(53)	$(47)	$(141)

2016 Compared With 2015:  Mortgage Production segment loss was $53 million during 2016, compared to a loss of $47 million during 2015.  Net revenues decreased to $539 million, down $47 million, or 8%, compared with the prior year driven by lower purchase closing volume and impairment on our equity investment in STARS, partially offset by the lack of allocated unsecured interest expense as compared with 2015.  Total expenses decreased to $583 million, down $36 million, or 6%, compared with the prior year primarily driven by decreases in Commissions and Loan origination expenses from lower purchase closing volume and decreases in Professional and third-party service fees and Corporate overhead allocation, that were partially offset by Exit and disposal costs incurred in the fourth quarter of 2016 related to our exit from the PLS channel.

Net revenues.  Origination and other loan fees decreased to $280 million, down $4 million or 1%, as compared to the prior year.  Appraisal income, application and other loan fees decreased by $17 million, primarily driven by a 15% decrease in total retail closing units. This was partially offset by a $13 million increase in Origination assistance fees, which was driven by operating benefits from amendments to our private label agreements, partially offset by a 13% decrease in total PLS closing units compared to the prior year.

Gain on loans held for sale, net decreased to $262 million, down $36 million or 12% as compared to the prior year. The $28 million decrease in gain on loans compared to the prior year was primarily related to a 39% decrease in IRLCs expected to close, reflecting the increased mix of fee-based closings (where we do not enter into an IRLC), that was partially offset by a 42 basis point increase in average total loan margins. Additionally, there was a $5 million unfavorable change in fair value of Scratch and Dent and certain non-conforming loans compared with the prior year, which was primarily driven by price adjustments.

Interest income decreased to $32 million, down $8 million or 20% as compared to the prior year, primarily due to the decline in average mortgage loans held for sale from the decline in saleable volume. Secured interest expense decreased to $22 million, down $2 million or 8%, as compared to the prior year, primarily due to the decline in average mortgage warehouse debt from reduced borrowing needs as well as our funding strategy for mortgage loans held for sale.

Allocated unsecured interest expenses was zero for the year ended December 31, 2016, as compared to $21 million for 2015, driven by updates to our interest allocation methodology in 2016 compared to 2015. We evaluate the capital structure of each segment on an annual basis and have not allocated unsecured interest expense to Mortgage Production during 2016 as the segment's capital structure has been fully supported by existing cash and the secured warehouse debt facilities for 2016.

The unfavorable change in Other (loss) income was primarily due to a $23 million impairment on our equity investment in STARS, as the exit of our PLS channel will significantly reduce STARS appraisal volume and its projected cash flows.

Total expenses.  Commissions decreased by $15 million, or 19%, compared with 2015 primarily driven by a 16% decrease in closing volume from our real estate channel.

Loan origination expenses decreased by $27 million, or 30%, compared with 2015 due to a 17% decrease in the total number of retail application units, as well as the termination of our trademark and licensing agreements with Realogy in 2015.

Professional and third-party service fees decreased to $22 million, down $12 million or 35%, primarily due to reduced consulting expenses on compliance activities and our efforts to re-engineer the business in 2016 as compared to 2015.

Occupancy and other office expenses decreased to $27 million, down $4 million or 13%, compared to 2015 due to one-time expenses and lower rent from consolidating Mt. Laurel facilities in 2015.

Exit and disposal costs were $33 million for the year ended December 31, 2016, as a result of our announced exit of the PLS channel. These costs included $18 million of severance and retention expenses for impacted employees, $14 million of impairment of technology-related and other long-lived assets used in the PLS channel and $1 million in contract-related costs.

Corporate overhead allocation decreased to $118 million, down $13 million or 10%, compared to the prior year primarily due to a reduced allocation of expenses to the Mortgage Production segment in 2016. See “—Other” for a more detailed discussion of the expenses included in the Corporate overhead allocation.

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

Other operating expenses increased to $157 million, up $31 million, or 25%, compared to the prior year which primarily related to increases in the Corporate overhead allocation. See “—Other” for a discussion of the Corporate overhead allocation. During 2015, Corporate overhead allocation increased due to costs associated with the modernization and security of our information technology systems and implementing new compliance requirements in our origination business.

Selected Income Statement Data:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Gain on loans held for sale, net:
Gain on loans	$228	$256	$227
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(6)	(1)	(12)
Economic hedge results	40	43	49
Total change in fair value of mortgage loans and related derivatives	34	42	37
Total	$262	$298	$264

Salaries and related expenses:
Salaries, benefits and incentives	$196	$196	$221
Contract labor and overtime	20	17	10
Total	$216	$213	$231

Other operating expenses:
Corporate overhead allocation	$118	$131	$98
Other expenses	27	26	28
Total	$145	$157	$126

The following are descriptions of the contents and drivers of the financial results of the Mortgage Production segment:

Origination and other loan fees consist of fee income earned on all loan originations, including loans that are saleable to investors and fee-based closings in our PLS channel.  Retail closings and fee-based closings are key drivers of Origination and other loan fees, and the fee income earned on those loans consists of application and underwriting fees, fees on canceled loans and amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from our private label mortgage outsourcing activities.

Gain on loans held for sale, net includes realized and unrealized gains and losses on our mortgage loans, as well as the changes in fair value of our interest rate lock commitments ("IRLCs") and loan-related derivatives.  The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) the estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan.

Gain on loans is primarily driven by the volume of IRLCs expected to close, total loan margins and the mix of wholesale/correspondent closing volume.  For certain retail closings from our private label clients and wholesale/correspondent closings, the cost to acquire the loan reduces the gain from selling the loan into the secondary market.  Change in fair value of Scratch and Dent and certain non-conforming mortgage loans is primarily driven by additions, sales and changes in value of Scratch and Dent loans, which represent loans with origination flaws or performance issues.  Economic hedge results represent the change in value of mortgage loans, IRLCs and related derivatives, including the impact of changes in actual pullthrough as compared to our initial assumptions.

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

Exit and disposal costs consist of costs related to our announced exit of the PLS channel. These costs include employee severance and retention costs, facility-related exit costs, contract termination fees and asset impairment of technology-related and other long-lived assets.

Other operating expenses consist of corporate overhead allocation and other production related expenses.

Mortgage Servicing Segment

Segment Overview

Our Mortgage Servicing segment services mortgage loans originated by us where we retain the Mortgage servicing rights ("MSRs"), or act as subservicer for certain clients that own the underlying servicing rights.  The segment principally generates revenue through fees earned from our MSRs or from our subservicing agreements as described below.  As previously discussed, we expect the Mortgage Servicing segment to change significantly as we execute the actions arising from our strategic review, and we position our mortgage servicing activities to support only the subservicing business.

Owned Servicing

Our owned servicing consists of revenues earned from our MSRs, which are capitalized on our Balance sheet. MSRs are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio.

Owned servicing experiences high degrees of earnings volatility due to significant exposure to changes in interest rates, and the related impact on our modeled MSR cash flows, high delinquent GNMA servicing costs and other market risks. These factors can be impacted by, among other factors, conditions in the housing market, general economic factors, including higher unemployment rates, and policies of the Federal Reserve.  The results of servicing our owned portfolio have been negatively impacted by the persistent low interest rate environment and increasing costs to comply with regulations, while the compensation for servicers has remained constant. Our owned portfolio also requires significant capital and liquidity to fund servicing advance obligations, as we are required to fund scheduled principal, interest, tax and insurance payments when the mortgage loan borrower has failed to make the scheduled payments and to cover foreclosure costs and various other items that are required to preserve the assets being serviced.

We have used a combination of derivative instruments to protect against potential adverse changes in the fair value of our MSRs resulting from a decline in interest rates. The size and composition of derivative instruments used depends on our evaluation of the current market environment and the interest rate risk inherent in our capitalized servicing portfolio and requires assumptions with regards to future replenishment rates, loan margins, the value of additions to MSRs and loan origination costs.

Agreements to Sell MSRs. As an outcome of our strategic review process, during the fourth quarter of 2016, we entered into two separate agreements to sell substantially all of our MSRs, as discussed in “—Executive Summary”. As of December 31, 2016, 98% of our MSRs are committed under a sale agreement. If the sales of substantially all of our MSRs are completed, we do not anticipate retaining a significant amount of capitalized MSRs in the future. In December 2016, we terminated substantially all of our MSR-related derivatives in connection with the MSR sale agreements, as our agreement with New Residential fixes the value we expect to realize on our MSRs as of the transaction date, if such transactions are approved and executed.

Subservicing

Subservicing consists of revenues earned from performing servicing functions under subservicing agreements, whereby we service loans on behalf of the owner of the MSRs. Although the underlying business activities are substantially similar, the key economic distinctions between owned MSRs and subservicing are outlined below as well as some of the risks specific to our subservicing business:

•
Revenue/Expense Recognition. Contractual subservicing fees are generally based on a stated amount per loan and vary depending on the delinquency status of each loan and the terms of each subservicing agreement. We receive a smaller fee per loan from our subservicing clients as compared to the servicing fee received for our capitalized servicing rights. However, we have less risks of elevated costs as a subservicer, as our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships as those risks are retained by the owner of the servicing rights.

•
Interest Rate Risk Management. Our subservicing business has less exposure to interest rate volatility because we do not capitalize an MSR on our balance sheet, which eliminates earnings volatility from market-related changes in fair value, costs from executing MSR derivatives, as well as MSR amortization, curtailment interest expense and payoff-related costs. However, as a subservicer, we continue to be exposed to the risk of portfolio runoff driven by a low interest rate environment. We need to continually source new subservicing relationships or portfolio additions in order to maintain our portfolio size.

•
Capital Requirements. Our subservicing business eliminates the need for capital to fund MSRs and execute related derivatives and limits our need to fund servicing advances. Our subservicing agreements generally contain provisions that require the subservicing client to pre-fund advances on the subserviced loans or to reimburse us for those advances on a periodic basis. Additionally, our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships as those risks are retained by the owner of the MSR.

•
Client Retention & Agreement Termination Rights. The terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause with respect to some or all of the subserviced loans and, in some cases, without payment of any termination fee. This risk is further magnified by our client concentration exposure. As of December 31, 2016, our subservicing portfolio (by units) related to the following client relationships: 42% from Pingora Loan Servicing, LLC, 22% from HSBC and 14% from Morgan Stanley.

In the fourth quarter of 2016, our subservicing portfolio declined by approximately 211,000 units, or 44%, driven by: (i) Merrill Lynch’s insourcing of their servicing activities and (ii) HSBC’s sale of a population of MSRs relating to loans that we subserviced. There can be no assurances that our subservicing agreements or relationships will not be subject to further change.

If the MSR sale agreements are completed, our remaining servicing platform will consist primarily of subserviced loans. The market for subservicing clients is comprised of independent mortgage bankers, community banks, credit unions and other mortgage investors. The size of the subservicing market is dependent on the following: (i) the rate of prepayment speeds and the size of the home purchase market; (ii) lack of operational scale for smaller MSR owners who may need a subservicing partner to keep pace with consumer, regulatory and investor requirements; and (iii) MSR ownership by financial investors who do not have in-house servicing capability. Market factors such as higher interest rates, evolving regulations, and potentially volatile capital market conditions may adversely impact demand for MSRs by non-bank investors and create a more challenging environment for subservicing.

For more information, see "—Risk Management—Counterparty and Concentration Risk" and “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our remaining business will be focused on subservicing activities, and we have significant client concentration risk related to the percentage of subservicing from agreements with Pingora Loan Servicing, LLC, HSBC, and Morgan Stanley. Further, the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time."

Segment Metrics:

	December 31,
	2016	2015	2014
	($ In millions)
Total Loan Servicing Portfolio:
Unpaid Principal Balance	$174,642	$226,259	$227,272

Number of loans in owned portfolio (units)	567,647	642,379	712,643
Number of subserviced loans (units)	264,718	450,295	446,381
Total number of loans serviced (units)	832,365	1,092,674	1,159,024

Capitalized Servicing Portfolio:
Unpaid Principal Balance	$84,657	$98,990	$112,686
Capitalized servicing rate	0.82%	0.89%	0.89%
Capitalized servicing multiple	2.9	3.1	3.1
Weighted-average servicing fee (in basis points)	28	29	29

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Total Loan Servicing Portfolio:
Average Portfolio UPB	$220,458	$225,787	$226,438

Capitalized Servicing Portfolio:
Average Portfolio UPB	92,303	105,343	123,090
Payoffs and principal curtailments	19,211	19,092	18,463
Sales	996	3,445	6,929

Segment Results:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net loan servicing income:
Loan servicing income	$353	$394	$448
Change in fair value of mortgage servicing rights	(238)	(187)	(320)
Net derivative gain related to mortgage servicing rights	10	29	82
Net loan servicing income	125	236	210
Net interest expense:
Interest income	11	4	4
Secured interest expense	(11)	(11)	(9)
Unsecured interest expense	(42)	(34)	(44)
Net interest expense	(42)	(41)	(49)
Other income	—	3	2
Net revenues	83	198	163
Salaries and related expenses	68	56	60
Foreclosure and repossession expenses	35	51	56
Professional and third-party service fees	35	28	31
Technology equipment and software expenses	17	16	16
Occupancy and other office expenses	17	16	17
Depreciation and amortization	3	2	2
Other operating expenses	131	160	84
Total expenses	306	329	266
Segment loss	$(223)	$(131)	$(103)

2016 Compared With 2015:  Mortgage Servicing segment loss was $223 million during 2016 compared to a loss of $131 million in 2015.  Net revenues decreased to $83 million, down $115 million or 58%, compared with 2015 primarily driven by a decline in Loan servicing income and unfavorable results from our MSR market-related fair value adjustments.  Total expenses decreased to $306 million, down $23 million or 7%, compared to the prior year primarily driven by lower Foreclosure and repossession expenses, lower provisions for Legal and regulatory reserves and a decrease in Other expenses. These decreases were partially offset by an increase in Repurchase and foreclosure-related charges, higher Corporate overhead allocation, an increase in Salaries and related expenses and an increase in Professional and third-party service fees.

Net revenues.  Servicing fees from our capitalized portfolio decreased by $38 million, or 13%, compared to the prior year driven by a 12% decrease in the average capitalized loan servicing portfolio.  Subservicing fees decreased by $3 million, or 4%, compared to the prior year, primarily driven by declines in the average number of loans in our subserviced portfolio from the previously discussed insourcing and MSR sale actions of Merrill Lynch and HSBC, respectively, during the fourth quarter of 2016. Late fees and other ancillary servicing revenue increased by $1 million, or 3%, due to deboarding fees received from these client terminations that was partially offset by a loss on the sale of delinquent FNMA servicing in 2016 and higher repurchase activity related to Ginnie Mae buyout eligible loans as compared to the prior year.

MSR valuation changes from actual prepayments of the underlying mortgage loans decreased by $17 million, or 13%, due to a 14 basis point decrease in the value of actual prepayments compared to the prior year. MSR changes in value from actual receipts of recurring cash flows decreased by $14 million, or 35%, due to a lower average capitalized servicing rate in 2016 compared to the prior year, as well as a favorable impact from the MSR value changes of Ginnie Mae buyout eligible loan transactions.

Market-related fair value adjustments decreased the value of our MSRs by $100 million during 2016 which was partially offset by net gains on MSR derivatives of $10 million from changes in interest rates.  The $100 million negative Market-related fair value adjustments during 2016 included: (i) $61 million of negative market adjustments related to changes in interest rates, a flattening of the yield curve and a calibration of our valuation model considering the pricing associated with the MSR agreements executed in the fourth quarter of 2016 and (ii) $39 million of negative model adjustments primarily related to $46 million to reflect increased servicing costs and foreclosure losses that was partially offset by $5 million in favorable adjustments for updates to our prepayment model to align modeled and actual prepayments.

During 2015, Market-related fair value adjustments decreased the value of our MSRs by $18 million and net gains on MSR derivatives were $29 million from changes in interest rates.  The $18 million negative Market-related fair value adjustments during 2015 include a $30 million decrease primarily from model updates to reflect increased servicing costs and foreclosure losses that was partially offset by an $8 million increase from an 18 basis point increase in the modeled primary mortgage rate and $4 million in favorable adjustments associated with updates to our prepayment model to align modeled and actual prepayments.

Total expenses.  Salaries and related expenses increased to $68 million, up $12 million or 21%, compared to the prior year and included $2 million of severance costs incurred during 2016. The remaining increase was attributable to $5 million associated with an increased allocation of mortgage shared service employees to the Mortgage Servicing segment, $3 million from higher incentive compensation, and $2 million from higher contract labor to assist with short-term customer service projects.

Foreclosure and repossession expense decreased by $16 million or 31% compared to the prior year primarily driven by lower foreclosure activity and improved portfolio delinquencies that were partially the result of sales of MSRs with respect to delinquent government loans.

Professional and third-party service fees increased to $35 million, up $7 million or 25%, compared to the prior year primarily driven by expenses incurred during 2016 related to compliance activities.

Repurchase and foreclosure-related charges increased to $19 million, up $13 million which was primarily driven by increased expenses that will not be reimbursed pursuant to mortgage insurance programs and exposure for legacy repurchase claims from certain private investors.

We continue to be subject to various regulatory investigations, examinations and inquiries related to our legacy mortgage servicing practices, and in both 2015 and 2016, we received further clarity about our expected cost of settling these matters. As a result, we recorded $38 million of provisions for Legal and regulatory reserves during 2016, as compared to $78 million in the prior year. Refer to Note 15, 'Commitments and Contingencies' in the accompanying Notes to Consolidated Financial Statements for further information.

Other expenses decreased by $9 million compared to prior year primarily due to a $9 million provision incurred during 2015 for certain non-recoverable fees associated with foreclosure activities in which the reimbursement of fees to borrowers was completed in 2016.

Corporate overhead allocation increased by $7 million compared to the prior year primarily due to an increased allocation of expenses to the Mortgage Servicing segment in 2016. See “—Other” for a more detailed discussion of the expenses included in the Corporate overhead allocation.

2015 Compared With 2014:  Mortgage Servicing segment loss was $131 million during 2015 compared to a loss of $103 million in 2014.  Net revenues increased to $198 million, up $35 million, or 21%, compared with 2014 primarily driven by favorable comparisons in our MSR market-related fair value adjustments that were partially offset by a decline in loan servicing income and lower net gains on MSR derivatives.  Total expenses increased to $329 million, up $63 million, or 24%, compared to the prior year primarily driven by the increase in Other operating expenses, including higher provisions for Legal and regulatory reserves, an increase in Corporate overhead allocation, and an increase in Repurchase and foreclosure-related charges. These increases were partially offset by lower Salaries and related expenses and Foreclosure and repossession expenses.

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

Corporate overhead allocation increased by $11 million compared to the prior year due to costs associated with the modernization and security of our information technology systems. See “—Other” for a discussion of the Corporate overhead allocation.

Selected Income Statement Data:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Loan servicing income:
Servicing fees from capitalized portfolio	$266	$304	$357
Subservicing fees	67	70	59
Late fees and other ancillary servicing revenue	36	35	47
Curtailment interest paid to investors	(16)	(15)	(15)
Total	$353	$394	$448

Changes in fair value of mortgage servicing rights:
Actual prepayments of the underlying mortgage loans	$(112)	$(129)	$(110)
Actual receipts of recurring cash flows	(26)	(40)	(45)
Market-related fair value adjustments	(100)	(18)	(165)
Total	$(238)	$(187)	$(320)

Other operating expenses:
Corporate overhead allocation	$51	$44	$33
Legal and regulatory reserves	38	78	27
Repurchase and foreclosure-related charges	19	6	(2)
Other expenses	23	32	26
Total	$131	$160	$84

The following are descriptions of the contents and drivers of the financial results of the Mortgage Servicing segment:

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

Other operating expenses consist of Repurchase and foreclosure-related charges, Corporate overhead allocation, Legal and regulatory reserves and other servicing related expenses.  Repurchase and foreclosure-related charges are primarily driven by the actual and projected volumes of repurchase and indemnification requests, our success rate in appealing repurchase requests, expected loss severities and expenses that may not be reimbursed pursuant to government mortgage insurance programs or in the event we do not file insurance claims.  Expected loss severities are impacted by various economic factors including delinquency rates and home price values while our success rate in appealing repurchase requests can fluctuate based on the validity and composition of repurchase demands and the underlying quality of the loan files. Legal and regulatory reserves are estimated losses from litigation and various regulatory investigations, examinations and inquiries related to our legacy mortgage servicing practices.

Other

We leverage a centralized corporate platform to provide shared services for general and administrative functions to our reportable segments.  These shared services include support associated with, among other functions, information technology, enterprise risk management, internal audit, human resources, accounting and finance and communications.  The costs associated with these shared general and administrative functions, in addition to the cost of managing the overall corporate function, are recorded within Other and allocated to our reportable segments through a corporate overhead allocation. The Corporate overhead allocation to each segment is determined based upon the actual and estimated usage by function or expense category. In January 2016, we evaluated the overhead allocation rate to each segment based on current revenues, expenses, headcount and usage, which resulted in an increase in the rate of allocation to our Mortgage Servicing segment with a corresponding decrease to our Mortgage Production segment for 2016 as compared to 2015 and 2014.

Results:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net revenues	$—	$6	$11
Salaries and related expenses	61	54	67
Professional and third-party service fees	99	109	62
Technology equipment and software expenses	21	18	18
Occupancy and other office expenses	3	3	3
Depreciation and amortization	5	5	9
Exit and disposal costs	8	—	—
Other operating expenses:
Loss on early debt retirement	—	30	24
Other	9	11	5
Total expenses before allocation	206	230	188
Corporate overhead allocation:
Mortgage Production segment	(118)	(131)	(98)
Mortgage Servicing segment	(51)	(44)	(33)
Total expenses	37	55	57

Net loss before income taxes	$(37)	$(49)	$(46)

2016 Compared With 2015:  Net loss before income taxes was $37 million, compared to a loss of $49 million in 2015.  The net loss of the Other segment primarily represents losses that are not allocated back to our reportable segments. For 2016, the net loss primarily represents costs associated with our strategic review and Exit and disposal costs related to our exit of the PLS business, while for 2015, the net loss primarily represents losses related to the early retirement of unsecured debt and costs associated with re-engineering our business. Net revenues for 2015 were $6 million and related to the sale of the Fleet business through income from a transition services agreement that was substantially complete by the end of second quarter of 2015. Total expenses before allocation decreased to $206 million, down $24 million, or 10%, primarily resulting from the absence of a loss on early debt retirement in 2016. The decrease in expenses was also driven from lower Professional and third-party service fees, that was partially offset with higher Salaries and related expenses.

Total expenses.  Salaries and related expenses increased by $7 million in 2016, or 13%, compared with prior year primarily from increased incentive compensation of $5 million. The remaining $2 million of expenses related to an increase in the use of contract labor for information technology resources and modest employee salary increases during 2016.

Professional and third-party service fees declined $10 million in 2016, a decrease of 9% compared to prior year. This decrease was primarily from the higher costs in 2015 associated with the modernization and security of our information technology systems including costs to separate our information technology systems from the Fleet business, implementing new compliance requirements in our origination business, providing services under the transition services agreement and other investments from our re-engineering efforts. This was partially offset by $32 million of strategic review costs in 2016.

Exit and disposal costs were $8 million for the year ended December 31, 2016, as a result of our announced exit of the PLS channel within our Mortgage Production segment. These costs included $4 million of severance and retention expenses for impacted Other shared services employees, $3 million in contract termination costs for information technology support used in the PLS channel, and $1 million in impairment of technology-related assets.

Other operating expenses decreased by $32 million, or 78%, compared to the prior year primarily due to the 2015 Loss on early debt retirement for the exchange of the Convertible notes due in 2017.

2015 Compared With 2014:  Net loss before income taxes was $49 million, compared to a loss of $46 million in 2014.  The net loss of the Other segment primarily represents losses related to the early retirement of unsecured debt and includes other expenses that are not allocated back to our reportable segments, such as costs associated with re-engineering our business. For 2014, Other also includes certain general corporate overhead expenses that were previously allocated to the Fleet business.  Net revenues were $6 million for 2015 and $11 million for 2014 which were driven by income from a transition services agreement related to the sale of the Fleet business. Total expenses before allocation increased to $230 million, up $42 million, or 22%, compared to the prior year primarily driven by an increase in Professional and third-party service fees and an increase in Other operating expenses from higher debt retirement losses, that were partially offset by lower Salaries and related expenses.
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
The following are descriptions of the contents and drivers of our financial results:
Net revenues for 2014 and 2015 include income associated with a transition services agreement in which we provided to Element Financial Corporation certain transition services after the closing of the sale of the Fleet business related to, among others, information technology, human resources and financial services.  A majority of the costs incurred by us to provide such transition services are included in Professional and third-party service fees. The transition services agreement was complete in 2015.
Salaries and related expenses represent costs associated with operating corporate functions and our centralized management platform and consist of salaries, payroll taxes, benefits and incentives paid to shared service support employees.  These expenses are primarily driven by the average number of permanent employees.
Exit and disposal costs consist of costs related to our announced exit of the PLS channel. These costs include employee severance and retention costs of impacted shared service support employees, contract termination costs of information technology support and asset impairment of technology-related assets used in the PLS channel.
Other operating expenses includes losses associated with the early retirement or conversion of debt, and other costs associated with our corporate shared services platform.
Net loss before income taxes includes expenses that are not allocated to our reportable segments that include losses related to the early retirement of debt, costs associated with our strategic review and re-engineering our business, and Exit and disposal costs. For 2014, this includes certain general corporate overhead expenses that were previously allocated to the Fleet business.

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

The results of discontinued operations are summarized below:

Year Ended December 31, 2014
(in millions, except per share data)
Net revenues	$820
Total expenses	774
Income before income taxes(1)	46
Income tax expense(1)	15
Gain from sale of discontinued operations, net of tax	241
Income from discontinued operations, net of tax	$272

Earnings per share from discontinued operations:
Basic and Diluted	$4.94
_______________

(1)	Represents the results of the Fleet business.

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

We are subject to variability in our results of operations due to fluctuations in interest rates.  In a declining interest rate environment, we would expect the results of our origination business within the Mortgage Production segment to be positively impacted by higher loan origination volumes and improved loan margins.  However, in a rising interest rate environment, we would expect a negative impact to the results of our origination business. With respect to a declining interest rate environment, we expect the results of our servicing business to decline due to higher actual and projected loan prepayments related to our capitalized loan servicing portfolio; while in a rising interest rate environment, we expect a positive effect.

Refer to “—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of changes in interest rates on the valuation of assets and liabilities that are sensitive to interest rates.

Mortgage Loans and Interest Rate Lock Commitments

Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding.  The fair values of our Mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and our Interest rate lock commitments, are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market.  As a result, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market.  Loan commitments generally range between 30 and 90 days, and we typically sell mortgage loans within 30 days of origination.

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

For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Business—Our hedging strategies related to our mortgage pipeline may not be successful in mitigating our risks associated with changes in interest rates. Further, our hedging counterparties may be unwilling to trade with us on substantially similar terms to our historical trades pending the completion of our strategic actions." in this Form 10-K.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) are inherently subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans.  Therefore, the value of MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Historically, we have used derivatives to hedge against changes in fair value of our MSRs. However, as a result of our recent sale agreements to sell substantially all of our MSRs, we have terminated substantially all of our MSR derivatives. Accordingly, we have risk related to the changes in the fair value of our MSRs until the transactions settle.

For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our agreements to sell substantially all of our capitalized MSRs are subject to various approvals, including regulatory approvals, shareholder approval (for the New Residential transaction), approvals from certain origination sources and investors, as well as other closing requirements, and may not be completed as anticipated, or at all." in this Form 10-K.

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

Our exposure to consumer credit risk primarily relates to loan repurchase and indemnification obligations from breaches of representation and warranty provisions of our loan sale or servicing agreements, which result in indemnification payments or exposure to loan defaults and foreclosures.  The representation and warranties made by us are set forth in our loan sale agreements and relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the underwriting standards required by the investor, the loan’s compliance with applicable local, state and federal laws and, for loans with a loan-to-value ratios greater than 80%, the existence of primary mortgage insurance.  Investors routinely request loan files to review for potential breaches of representation and warranties. In the event a breach of these representation and warranties is identified by an investor, the investor will issue a repurchase demand, and we may be required to repurchase the mortgage loan or indemnify the investor against loss.  We subject the population of repurchase and indemnification requests to a comprehensive review and appeals process to establish the validity of the claim and determine our corresponding obligation.

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

The table below presents our repurchase and foreclosure-related reserves activity and the number of repurchase and indemnification requests received:

	Year Ended December 31,
	2016	2015	2014
	($ In millions)
Balance, beginning of period	$89	$93	$142
Realized losses	(42)	(19)	(65)
Increase in reserves due to:
Change in assumptions	19	6	6
New loan sales	7	9	10
Balance, end of period	$73	$89	$93

Repurchase and indemnification requests received (number of loans)	384	460	936

In December 2016, we entered into resolution agreements with Fannie Mae and Freddie Mac to resolve substantially all representation and warranty exposure related to the sale of mortgage loans that were originated and delivered prior to September 30, 2016 and November 30, 2016, respectively. We paid a total of $18 million to the Agencies during the fourth quarter of 2016 to settle this exposure, and the aggregate settlement amount did not significantly exceed our recorded reserves. As of December 31, 2016, our Loan repurchase and indemnification liability primarily consisted of (i) losses for private loans where a repurchase or indemnification obligation could exist from breaches of representation and warranties, (ii) losses for specific non-performing loans where we believe we will be required to indemnify the investor and (iii) losses for government loans that may not be reimbursed pursuant to mortgage insurance programs.  Our liability from loan repurchases and indemnification requests does not reflect losses from litigation or governmental examinations, investigations or inquiries.

Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests and government mortgage insurance programs, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of December 31, 2016, the estimated amount of reasonably possible losses in excess of the recorded liability was $20 million. The estimate is based on our expectation of future defaults and the historical defect rate for government insured loans and is based upon significant judgments and assumptions which can be influenced by many factors, including: (i) home prices and the levels of home equity; (ii) the quality of our underwriting procedures; (iii) borrower delinquency and default patterns; and (iv) general economic conditions.

See Note 14, 'Credit Risk', in the accompanying Notes to Consolidated Financial Statements and “—Critical Accounting Policies and Estimates” for additional information regarding our repurchase and foreclosure-related reserves.

Counterparty and Concentration Risk
We are exposed to risk in the event of non-performance by counterparties to various agreements, derivative contracts, and sales transactions. In general, we manage such risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount for which we are at risk, requiring collateral, typically cash, in instances in which financing is provided and/or dispersing the risk among multiple counterparties.  We also manage our exposure to risk from derivative counterparties through entering into bilateral collateral agreements and legally enforceable master netting agreements with many counterparties.  As of December 31, 2016, there were no significant concentrations of credit risk related to our net exposure with any individual counterparty with respect to our derivative transactions.
Production
For the year ended December 31, 2016, our mortgage loan originations were derived from our relationships with significant counterparties as follows:

•	25% through our PLS relationship with Merrill Lynch;

•	21% through our PLS relationship with Morgan Stanley;

•	20% through the Real Estate channel, from our relationships with Realogy and its affiliates; and

•	10% through our PLS relationship with HSBC.
In November 2016, as an outcome of our strategic review process, we announced our intentions to exit our PLS business, which represented 79% of our total closing volume (based on dollars) for the year ended December 31, 2016. In February 2017, we entered into an agreement to sell certain assets of PHH Home Loans, which constitutes substantially all of our Real Estate channel and represented 20% of our total closing volume (based on dollars) for the year ended December 31, 2016. If the asset sale of PHH Home Loans is successfully completed, our remaining mortgage loan origination business will consist of portfolio retention. There can be no assurances that our closing volumes, agreements or relationships will not be subject to further change.
See “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—"Our decision to exit our Private Label client agreements will involve a significant amount of restructuring costs, and we have risks specific to our exit plans. Furthermore, there can be no assurances that such action will be as beneficial to shareholders as if we had not taken such action." and “We have entered into agreements to sell certain assets of PHH Home Loans and to monetize our investment in the joint venture. The transaction contains a number of pre-closing conditions and is subject to PHH Corporation shareholder approval. There can be no assurance that the Company will complete the execution of these transactions or that the net proceeds realized upon the sale will equal the current estimate." in this Form 10-K.
Servicing
Our Mortgage Servicing segment has exposure to concentration risk associated with the amount of our servicing portfolio for which we must maintain compliance with the requirements of the GSE servicing guides. As of December 31, 2016, 59% of our servicing portfolio relates to loans governed by these servicing guides.
We utilize several risk mitigation strategies in an effort to minimize losses from delinquencies, foreclosures and real estate owned including: collections, loan modifications, and foreclosure and property disposition. Since the majority of the risk resides with the investor and not with us, these techniques may vary based on individual investor and insurer requirements.
The greatest concentrations of properties securing the mortgage loans in our total servicing portfolio are located in the following states:

	December 31,
	2016	2015
Major Geographical Concentrations:
California	20.2%	19.2%
New York	11.4%	15.2%
Florida	6.3%	6.7%
New Jersey	5.7%	5.8%
Other	56.4%	53.1%

The following table summarizes the percentage of loans that are greater than 90 days delinquent, in foreclosure and real estate owned based on the unpaid principal balance for significant geographical concentrations:

December 31, 2016
New York	27.9%
New Jersey	13.1%
Florida	8.0%
California	5.7%

Our Mortgage Servicing segment also has exposure to concentration risk and client retention risk with respect to our subservicing agreements. As of December 31, 2016, our subservicing portfolio (by units) related to the following client relationships: 42% from Pingora Loan Servicing, LLC, 22% from HSBC and 14% from Morgan Stanley.

A substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause with respect to some or all of the subserviced loans and, in some cases, without payment of any termination fee.  Our total subservicing units declined by approximately 211,000 units in the fourth quarter of 2016, or 44% of the total units driven by: (i) Merrill Lynch’s insourcing of their servicing activities and (ii) HSBC’s sale of a population of MSRs relating to loans that we subserviced. There can be no assurances that our subservicing agreements or relationships will not be subject to further change.

Market conditions, including interest rates and future economic projections, could impact investor demand to hold MSRs, which may result in our loss of additional subservicing relationships, or significantly decrease the number of loans under such relationships. Further, our subservicing relationships may be negatively impacted by our planned exit of the PLS origination channel; two of our top three subservicing clients are currently PLS clients, and such clients may elect to transfer their subservicing relationships to other counterparties upon sourcing a new origination services provider. The termination of subservicing agreements, or other significant reductions to our subservicing units, could adversely affect our business, financial condition and results of operations.

For further discussion of concentration risks related to our subservicing agreements, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our remaining business will be focused on subservicing activities, and we have significant client concentration risk related to the percentage of subservicing from agreements with Pingora Loan Servicing, LLC, HSBC, and Morgan Stanley. Further, the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time.” in this Form 10-K.

Liquidity Risk

We are exposed to liquidity risk through our ongoing needs to originate and finance mortgage loans, sell mortgage loans into secondary markets, retain mortgage servicing rights, repay maturing debt, meet our contractual obligations and otherwise fund our operations.  Liquidity is an essential component of our ability to operate and grow our business; therefore, it is crucial that we maintain adequate levels of excess liquidity to fund our businesses during normal economic cycles and events of market stress.  We rely on internal cash flow generation and external financing sources to fund a portion of our operations.  To achieve our liquidity objectives, we consider current cash position, business conditions, expected cash flow generation, upcoming debt maturities, potential refinancing strategies and capital market conditions that dictate the availability of liquidity.

As we execute on our strategic actions, we are currently expecting significant changes to our business profile, liquidity and capital structure and funding requirements, including expected changes in our mortgage origination volumes driven by the sales or exit of certain businesses. As such, our ability to renew our mortgage warehouse facilities may be more limited than our historical experience. For further discussion of our risks related to our warehouse agreements, see “Part I—Item 1A. Risk Factors—Risks Related to Our Business—Our mortgage asset-backed debt arrangements, a significant portion of which are short-term agreements, are an important source of our liquidity.  If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all. If a substantial portion of such arrangements are terminated, not renewed, and cannot be replaced, it would adversely affect our ability to fund our operations.” in this Form 10-K.

We periodically evaluate our liquidity sources and uses.  Senior management regularly reviews our current liquidity position and projected liquidity needs including any potential and/or pending events that could impact liquidity positively or negatively.  Additionally, management has established internal processes to monitor the availability under our existing debt arrangements. We address liquidity risk by maintaining committed borrowing capacity under mortgage funding facilities and cash on hand in excess of our expected operating needs and attempting to manage the timing of our market access by extending the tenor of our funding arrangements.  The Finance, Compliance & Risk Management Committee reviews the liquidity and financing plan to assess whether management has appropriately planned and provided for liquidity risks and subsequently recommends the plan for approval by the Board of Directors on an annual basis.

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

Our operational risk includes managing risks relating to information systems and information security.  As a service provider, we actively utilize technology and information systems to operate our business and support business development.  We also must safeguard the confidential personal information of our customers, as well as the confidential personal information of the employees and customers of our clients.  We consider industry best practices to manage our technology risk, and we continually develop and enhance the controls, processes and systems to protect our information systems and data from unauthorized access.

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

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include: unrestricted Cash and cash equivalents; proceeds from the sale or securitization of mortgage loans; secured borrowings, including mortgage warehouse and servicing advance facilities; cash flows from operations; the unsecured debt markets; asset sales; and equity markets.

We manage our liquidity and capital structure to achieve our strategic objectives, to fund business operations and to meet contractual obligations, including maturities of our indebtedness. In developing our liquidity plan, we consider how our needs may be impacted by various factors, including operating requirements during the period, risks and contingencies, upcoming debt maturities and working capital needs. We also assess market conditions and capacity for debt issuance in various markets that may provide funding alternatives for our business needs.  Our primary operating funding needs arise from the origination and financing of mortgage loans and the retention of mortgage servicing rights. Our liquidity needs can also be significantly influenced by changes in interest rates due to collateral posting requirements from derivative agreements as well as the levels of repurchase and indemnification requests.

Our total unrestricted cash position as of December 31, 2016 is $906 million, which includes $67 million of cash in variable interest entities.  We have identified expected uses of our cash over the next 18 months which, in addition to any cash used in connection with any required offer to repurchase our senior unsecured notes following the closing of our MSR sale to New Residential or our PHH Home Loans joint venture asset sales, include the following estimated outflows:

•	$220 million related to the exit of the PLS business, including expected operating losses and costs to complete the exit;

•	$40 million for costs associated with re-engineering and transitioning our business; and

•	$60 million for payment of MSR transaction costs and strategic review advisory, legal and professional fees.
Further, we intend to maintain excess cash to cover contingencies, which include $114 million related to our legal and regulatory reserves, and $140 million related to other contingencies for mortgage loan repurchases, reasonably possible losses for legal and regulatory matters in excess of reserves, MSR sale agreement indemnifications, and other contingencies.

We intend to transition to a capital-light business model comprised of subservicing and portfolio retention services. Once we have the appropriate level of certainty with respect to the amount and timing of sources and uses of cash from our strategic actions (including any cash generated from the MSR and PHH Home Loans joint venture asset sales, if executed), we intend to take the necessary actions to commence any returns of capital to shareholders. However, the method, timing and amount of the return of capital to our shareholders, if any, will depend on several factors including the execution of, and proceeds realized from, our MSR sales, the value realized from PHH Home Loans joint venture, the successful execution of our PLS exit, the resolution of our outstanding legal and regulatory matters, the successful completion of other restructuring and capital management activities, including debt repayment, and the working capital requirements and contingency needs for the remaining business. There can be no assurances we will complete any return of capital to our shareholders. For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—The amount of capital returned to shareholders, if any, as a result of our strategic actions may be less than our expectations. Furthermore, there can be no assurances about the method, timing or amounts of any such distributions." in this Form 10-K.

In the first quarter of 2016, we completed a $100 million of open market repurchase program that started in November 2015, resulting in the retirement of 6.350 million shares at an average price per share of $15.75. Our authorization from our Board of Directors to repurchase up to an additional $150 million under the open market repurchase program expired on December 31, 2016.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.  We expect aggregate capital expenditures to be approximately $10 million for 2017, in comparison to actual expenditures of $17 million for 2016.

Cash Flows

The following table summarizes the changes in Cash and cash equivalents:

	Year Ended December 31,
	2016	2015	Change
	(In millions)
Cash provided by (used in):
Operating activities	$73	$121	$(48)
Investing activities	50	62	(12)
Financing activities	(123)	(536)	413
Net increase (decrease) in Cash and cash equivalents	$—	$(353)	$353

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

During the year ended December 31, 2016, cash provided by our operating activities was $73 million, primarily driven by a $60 million decrease in Mortgage loans held for sale between December 31, 2016 and 2015, which was the result of timing differences between origination and sale as of the end of each period. The increase in cash was also driven by operating benefits from amendments to our private label and subservicing agreements. This was partially offset by cash used for re-engineering efforts, strategic review costs and legal settlements.

During the year ended December 31, 2015, cash provided by our operating activities was $121 million, which was primarily driven by the impact of timing differences between the origination and sale of mortgages as Mortgage loans held for sale in our consolidated Balance Sheets decreased by $172 million between December 31, 2015 and 2014. Those amounts were partially offset by losses from operations and cash used for growth and re-engineering efforts.

Investing Activities
Our cash flows from investing activities include cash flows related to collateral postings or settlements of our MSR derivatives, proceeds on the sale of mortgage servicing rights, purchases of property and equipment and changes in the funding requirements of restricted cash.

During the year ended December 31, 2016, cash provided by our investing activities was $50 million. The balance was mainly driven by $60 million of net cash received from MSR derivatives for settlements and driven by relative changes in interest rates. During 2016, we announced the sale of substantially all of our MSR portfolio, which resulted in the settlement of the majority of our MSR derivatives. In addition, there was $12 million of cash received from the proceeds on the sale of MSRs under our MSR flow sale arrangements. These balances were partially offset with $17 million in purchases of property and equipment and an increase in our restricted cash balance.

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

During the year ended December 31, 2016, cash used in our financing activities was $123 million which primarily related to $88 million of net payments on our secured borrowings resulting from decreased funding requirements for Mortgage loans held for sale and Servicing advances. Additionally, $23 million was used to retire shares in our open market share repurchase program.

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

Debt

The following table summarizes our Debt as of December 31, 2016:

	Balance	Collateral(1)
	(In millions)
Warehouse facilities	$556	$593
Servicing advance facility	99	169
Unsecured debt, net	607	—
Total	$1,262	$762

______________

(1)	Assets held as collateral are not available to pay our general obligations.

See Note 11, 'Debt and Borrowing Arrangements' in the accompanying Notes to Consolidated Financial Statements for additional information regarding the components of our debt and for additional discussion of risks related to our asset-backed debt, see “Part I—Item 1A. Risk Factors—Risks Related to Our Business—Our mortgage asset-backed debt arrangements, a significant portion of which are short-term agreements, are an important source of our liquidity.  If any of our funding arrangements are terminated, not renewed or otherwise become unavailable to us, we may be unable to find replacement financing on economically viable terms, if at all. If a substantial portion of such arrangements are terminated, not renewed, and cannot be replaced, it would adversely affect our ability to fund our operations.”

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

We utilize both committed and uncommitted warehouse facilities, and we evaluate our capacity needs under these facilities based on forecasted volume of mortgage loan closings and sales.  During the year ended December 31, 2016, at our election, we reduced the capacity for certain facilities in response to the current mortgage environment, our expectations of volumes and to reduce expenses associated with the facilities.

Our funding strategies for mortgage originations may also include the use of committed and uncommitted mortgage gestation facilities.  Gestation facilities effectively finance mortgage loans that are eligible for sale to an agency prior to the issuance of the related mortgage-backed security.

Our ability to maintain liquidity through mortgage warehouse facilities is dependent on:

•	market demand for mortgage-backed securities and liquidity in the secondary mortgage market;

•	lenders' satisfactory assessment of PHH Corporation, PHH Mortgage and PHH Home Loans as a borrower and/or guarantor, including how they are affected by the strategic actions;

•	the quality and eligibility of assets underlying the arrangements;

•	our ability to negotiate terms acceptable to us;

•	our ability to access the asset-backed debt market, including creditor assessment of our credit risk;

•	our ability to maintain a sufficient level of eligible assets or credit enhancements;

•	our ability to access the secondary market for mortgage loans; and

•	our ability to comply with certain financial covenants.

Mortgage warehouse facilities consisted of the following as of December 31, 2016:

	Balance	Total Capacity	Available Capacity(1)	Maturity Date
		(In millions)
Debt:
Committed facilities:
Fannie Mae	$—	$150	$150	3/31/17
Wells Fargo Bank, N.A.	290	450	160	4/2/17
Bank of America, N.A.	211	350	139	3/31/17
Barclays Bank PLC	55	100	45	3/28/17
Committed warehouse facilities	556	1,050	494
Uncommitted facilities:
Fannie Mae	—	1,850	1,850	n/a
Barclays Bank PLC	—	100	100	n/a
Total	$556	$3,000	$2,444

Off-Balance Sheet Gestation Facilities:
Uncommitted facilities:
JP Morgan Chase Bank, N.A.	$—	$150	$150	n/a

______________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

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

In addition, under certain of our subservicing agreements, we are required to advance our own funds to preserve the assets being serviced.  Our subservicing agreements generally contain provisions that require the subservicing client to pre-fund advances on the subserviced loans or to reimburse us for those advances on a monthly or other periodic basis. We are exposed to risk with respect to this process, because if the client fails to make such reimbursement, we may be required to fund unreimbursed advances for an extended period.

As of December 31, 2016, there are $628 million of Servicing advance receivables on our Consolidated Balance Sheet, including $239 million from our own funds, and the remainder funded as outlined below:

	Balance	Total Capacity	Available Capacity(1)	Maturity Date
		(In millions)
Debt:
PSART Servicing Advance facility	$99	$155	$56	6/15/18	(2)
Subservicing advance liabilities:
Client-funded amounts	290	n/a	n/a	n/a
Total	$389
 ______________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)
The facility has a revolving period through June 15, 2017, after which the facility goes into amortization.  The maturity date of June 15, 2018 presented above represents the final repayment date of the amortizing notes.

PSART Servicing Advance Facility.  PHH Servicer Advance Receivables Trust (“PSART”), a special purpose bankruptcy remote trust, was formed for the purpose of issuing non-recourse asset-backed notes, up to a maximum principal amount of $155 million, secured by servicing advance receivables. PSART was consolidated as a result of the determination that we are the primary beneficiary of the variable interest entity, as discussed in Note 19, 'Variable Interest Entities' in the accompanying Notes to Consolidated Financial Statements.

PSART issues variable funding notes that have a revolving period, during which time the monthly collection of advances are applied to pay down the notes and create additional availability to fund advances. The notes have a revolving period through June 15, 2017 and the final maturity of the notes is June 15, 2018. Upon expiration of the revolving period, the notes enter a repayment period, whereby the noteholders’ commitment to fund new advances (through the purchase of additional notes) expires, and we are required to repay the outstanding balance through advance collections or additional payments on or before final maturity.  In all cases, including upon an increased pace of amortization or an event of default as described below, all amortization and repayment of the notes is serviced from the ongoing recovery on the servicing advances that secure the notes.

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

In addition to the foregoing factors, our ability to maintain liquidity through the issuance of asset-backed securities ("ABS") secured by servicing advance receivables is dependent on:

•	market demand for ABS, specifically demand for ABS collateralized by mortgage receivables;

•
our ability to service in accordance with applicable guidelines and the quality of our servicing, both of which will impact noteholders’ willingness to commit to financing for an additional 364 days; and

•	our ability to negotiate terms acceptable to us.

If the MSR sales to New Residential are executed successfully, we are required to use the cash generated from the sale of Servicing advances financed through PSART to repay the related outstanding debt. Refer to “—Executive Summary” for further information.

Subservicing Advance Liabilities.  When our subservicing client pre-funds advances or reimburses us for such advances, as described above, a subservicing advance liability is recorded for cash received from the subservicing client, and is repaid to the client upon the collection of the mortgage servicing advance receivables. As we transition to a subservicing focused, capital-light business model, we plan to increase our use of client-funded arrangements and minimize our funding needs for servicing advance receivables.

Our ability to maintain liquidity through such client-funded arrangements is dependent on:

•	the creditworthiness of our subservicing clients and their ability to fund and/or reimburse the servicing advances; and

•	our adherence to the applicable servicing guidelines when making the advances.

Unsecured Debt

Unsecured borrowing arrangements consisted of the following as of December 31, 2016:

	Balance	Balance at Maturity	Maturity Date
	(In millions)
7.375% Term notes due in 2019	272	275	09/01/19
6.375% Term notes due in 2021	335	340	08/15/21
Total	$607	$615

See Note 16, 'Stock-Related Matters' in the accompanying Notes to Consolidated Financial Statements for information regarding restrictions on our ability to make share-related payments pursuant to certain debt arrangements.  Such share-related payments include the declaration and payment of dividends, making any distribution on account of our Common stock, or the purchase, repurchase, redemption or retirement of our Common stock.

As of February 21, 2017, our credit ratings on our senior unsecured debt were as follows:

	Senior Debt	Short-Term Debt
Moody’s Investors Service	B1	NP
Standard & Poor's	B-	N/A

In April 2016, following our announcements of a comprehensive review of all strategic options and origination reductions in the private label business, Standard & Poor's downgraded our senior unsecured rating from B+ to B. In October 2016, following announcements of Merrill Lynch terminating its private label origination services agreement and HSBC's sale of a significant portion of their owned servicing rights to a purchaser who will not retain us as a subservicer, Moody’s downgraded our senior unsecured rating from Ba3 to B1 and assigned a Stable Outlook, while Standard & Poor's downgraded our issuer credit rating from B to B- and maintained a Negative Outlook.

A security rating is not a recommendation to buy, sell or hold securities, may not reflect all of the risks associated with an investment in our debt securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating. Our senior unsecured long-term debt credit ratings are below investment grade, and as a result, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets.  See further discussion at “Part I—Item 1A. Risk Factors—Risks Related to Our Business—We may be limited in our ability to obtain or renew financing in the unsecured credit markets on economically viable terms or at all, due to our senior unsecured long-term debt ratings being below investment grade and due to our history of reported losses from continuing operations since becoming a standalone mortgage company.”

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations as of December 31, 2016:

	Less than 1 year	1 -3 years	3-5 years	More than 5 years	Total
	(In millions)
Warehouse facilities (1)	$556	$—	$—	$—	$556
Servicing advance facility (1) (2)	99	—	—	—	99
Unsecured debt	—	275	340	—	615
Interest expense on Unsecured debt	42	84	43	—	169
Operating leases (3)	18	29	23	12	82
Purchase commitments	29	2	—	—	31
Loan repurchase agreements	2	—	—	—	2
	$746	$390	$406	$12	$1,554
________________

(1)
The table above excludes future cash payments related to interest expense on our warehouse facilities, servicing advance facility and capital leases, which totaled $24 million for 2016. Interest is calculated on most of our debt obligations based on variable rates referenced to LIBOR.

(2)	Maturities of the Servicing advance facility represent estimated payments based on the expected cash inflows of the receivables. The contractual final repayment date of the facility is June 15, 2017.

(3)	Excludes $7 million of minimum sublease income due in the future under non-cancelable subleases.

For further information about our Asset-backed debt facilities and Unsecured debt, see “—Liquidity and Capital Resources—Debt” and Note 11, 'Debt and Borrowing Arrangements' in the accompanying Notes to Consolidated Financial Statements.

Operating lease obligations include leases in Mt. Laurel, New Jersey, Jacksonville, Florida, Williamsville, New York, Bannockburn, Illinois and other smaller regional locations throughout the U.S.  During January 2017, we signed an agreement to terminate our lease in Williamsville effective on August 31, 2017. In February 2017, we signed an agreement to assign our interests under the lease of our Jacksonville, Florida office and to sell information technology and other equipment and fixtures located in such office to LenderLive. However, we remain jointly and severally liable with LenderLive to the landlord for the lease obligations over the 7 year remaining term of the Jacksonville lease.

Purchase commitments include various commitments to purchase services from specific suppliers made by us in the ordinary course of our business, and the majority of our commitments relate to information technology services and software expenses.  For further information about our Operating lease and Purchase commitments, see Note 15, 'Commitments and Contingencies' in the accompanying Notes to Consolidated Financial Statements. There are no significant capital lease obligations as of December 31, 2016.

Loan repurchase obligations represent the unpaid principal amount of loans that have completed the repurchase request review process and the claims are pending final execution or payment.  See Note 14, 'Credit Risk' in the accompanying Notes to Consolidated Financial Statements and “—Risk Management” for further information regarding our loan repurchase exposure and related reserves.

Other Obligations

Loan Origination Pipeline.  As of December 31, 2016, we had commitments with agreed-upon rates or rate protection that we expect to result in closed mortgage loans of $862 million.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. We may settle the forward delivery commitments on MBS or whole loans on a net basis including the posting of collateral; therefore, the commitments outstanding do not necessarily represent future cash obligations. Our $2.1 billion (gross notional) of forward delivery commitments on MBS or whole loans as of December 31, 2016 generally will be settled within 90 days of the individual commitment date.

For further information about our commitments to fund or sell mortgage loans, see Note 6, 'Derivatives' in the accompanying Notes to Consolidated Financial Statements.

MSR Sales.  As of December 31, 2016, we had commitments to sell $83.5 billion of unpaid principal balance of loans with a fair value of $678 million that were included in the capitalized portfolio. These include two sales that collectively constitute substantially all of our MSRs to Lakeview and New Residential, which are subject to approvals and consents as previously discussed, as well as our third party flow sales. Additionally, as of December 31, 2016, we had commitments to sell MSRs related to $43 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans.

For further information about our commitments to sell Mortgage servicing rights, see Note 5, 'Transfers and Servicing of Mortgage Loans' in the accompanying Notes to Consolidated Financial Statements.

Unrecognized Income Tax Benefits.  The future contractual obligations outlined above exclude an $8 million liability for income tax contingencies as of December 31, 2016 since we cannot predict with reasonable certainty or reliability of the timing of cash settlements to the respective taxing authorities for these estimated contingencies. For more information regarding our liability for income tax contingencies, see Note 13, 'Income Taxes' in the accompanying Notes to Consolidated Financial Statements.

Compensation Agreements. We have entered into retention agreements and have granted cash-based incentive compensation awards that obligate us to make future cash payments to the related employees, if they remain employed through specified vesting dates. If any employees are involuntarily terminated without cause prior to those dates, we owe the lump sum as soon as practicable.

The total amount of our compensation-related contractual obligations is $20 million, of which $9 million is accrued within Accounts payable and accrued expenses as of December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS AND GUARANTEES

In the ordinary course of business, we enter into numerous agreements that contain guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. In addition, we utilize an uncommitted off-balance sheet mortgage gestation facility as a component of our financing strategy.

See “—Liquidity and Capital Resources—Debt—Warehouse facilities” above, and Note 15, 'Commitments and Contingencies' in the accompanying Notes to the Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1, 'Summary of Significant Accounting Policies' and Note 15, 'Commitments and Contingencies' in the accompanying Notes to Consolidated Financial Statements. These accounting policies are integral in understanding our financial position and results of operations because we are required to make estimates and assumptions that may affect the value of our assets and liabilities and financial results. The accounting policies that we believe are critical due to the highly difficult, subjective and complex judgments and estimates relating to matters that are inherently uncertain include: (i) Fair value measurements; (ii) Mortgage servicing rights; (iii) Income taxes; (iv) Loan repurchase and indemnification liability; and (v) Litigation and regulatory accruals.
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
Fair Value Measurements
We record certain assets and liabilities at fair value, and we have an established and documented process for determining fair value measurements. In addition, we utilize fair value measurements in our review of the carrying value of long-lived assets and equity method investments for impairment, whenever events or changes in circumstances indicate that such carrying value may not be recoverable. We determine fair value based on quoted market prices, if available. If quoted prices are not available, fair value is estimated based upon other observable inputs and may include valuation techniques such as present value cash flow models, option-pricing models or other conventional valuation methods.

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

As of December 31, 2016, 44% of our Total assets were measured at fair value on a recurring basis and 46% of our assets measured at fair value on a recurring basis were valued using primarily observable inputs and are comprised of the majority of our Mortgage loans held for sale and derivative assets and liabilities used to manage risk on our mortgage servicing rights, mortgage loans held for sale, and related lock commitments.
As of December 31, 2016, 54% of our assets measured at fair value on a recurring basis were valued using significant unobservable inputs and include:

•	Mortgage servicing rights. See "—Mortgage Servicing Rights" below.

•
Certain non-conforming Mortgage loans held for sale, including Scratch and Dent (loans with origination flaws or performance issues) and second lien loans. We value these loans based upon either a collateral-based valuation model or a discounted cash flow model. As the market for these loans is not liquid, we utilize assumptions in the valuation that reflect our best estimate of the current market, which may include spreads from collateral values in recent transactions.

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

The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements, and the actual amounts realized in the sale or settlement of these instruments may vary materially from the recorded amounts. See Note 18, 'Fair Value Measurements' in the accompanying Notes to Consolidated Financial Statements for further discussions of our measurements at fair value.
Mortgage Servicing Rights
The fair value of our mortgage servicing rights ("MSRs") is estimated based upon projections of expected future cash flows, including service fee income and costs to service the loans, actual and expected prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility, servicing costs and other economic factors which are determined based on current market conditions. The December 31, 2016 determination of fair value also includes calibration of our valuation model considering the pricing associated with the MSR agreements executed in the fourth quarter of 2016.
We use a third-party model as a basis to forecast prepayment rates at each monthly point for each interest rate path based around the implied forward interest rate, calculated using a probability weighted option adjusted spread ("OAS") model. The OAS model is used to generate and discount the expected future cash flows to value the MSR. Prepayment rates are based on historical observations of prepayment behavior in similar periods, comparing current mortgage rates to the mortgage interest rate in our servicing portfolio and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of our capitalized servicing portfolio to refinance if interest rates decline and estimated levels of home equity.
The evaluation of our MSRs is governed by a committee, which consists of key members of management, to approve our MSR valuation policies and ensure that the fair value of our MSRs is appropriate considering all available internal and external data. We validate assumptions used in estimating the fair value of our MSRs against a number of third-party sources, which may include peer surveys, MSR broker surveys, third-party valuations and other market-based sources. While our current valuation reflects our best estimate of servicing costs, future regulatory changes in servicing standards, as well as changes in individual state foreclosure legislation, may have an impact on our servicing cost assumption and our MSR valuation in future periods.
The key assumptions used in the valuations of MSRs include prepayment rates, discount rate and delinquency rates. If we experience a 10% adverse change in prepayment speeds, OAS and delinquency rates, the fair value of our MSRs would be reduced by $20 million, $32 million and $11 million, respectively. These sensitivities are hypothetical and for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from our intervention to mitigate these variations.

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
Deferred income taxes are determined using the balance sheet method. Recognition of deferred taxes is based upon estimates of future results and management's judgment; however, deferred tax assets are reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized. We had a valuation allowance of $44 million as of December 31, 2016.
We evaluate our deferred tax assets quarterly to determine if adjustments to our valuation allowance are required based on the consideration of all available evidence, using a "more likely than not" standard with respect to whether deferred tax assets will be realized. This evaluation considers, among other factors, our historical operating results, our expectations of future profitability including our execution of the PLS exit and the asset sales, the duration of the applicable statutory carryforward periods and available tax planning strategies. The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related temporary differences in the financial basis and the tax basis of the assets become deductible. Should a change in circumstances, including differences between our future operating results and estimates, lead to a change in our judgments about the realization of deferred tax assets in future years, we would adjust the valuation allowances in the period that the change in circumstances occurs, along with a charge or credit to income tax expense. Significant changes to our estimates and assumptions may result in an increase or decrease to our tax expense in a subsequent period.
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
Liabilities for income tax contingencies are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, subsequent transactions or events, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations (including interest and/or penalties), the identification of new income tax contingencies, the release of administrative tax guidance affecting our estimates of income tax liabilities or the rendering of relevant court decisions. The ultimate resolution of income tax contingency liabilities could have a significant impact on our effective income tax rate in a given financial statement period. Liabilities for income tax contingencies, including accrued interest and penalties, was $8 million as December 31, 2016.
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

The key assumptions used in our estimate are impacted by a variety of factors, including actual defaults, estimated future defaults, the estimated probability we will receive a repurchase request, historical loss experience, estimated home price values, our success rates in appealing repurchase requests and other economic conditions, including the political environment and oversight of the Agencies and related changes in Agency programs and guidelines, and the overall economic condition of borrowers and the U.S. economy. Changes to any one of these factors could significantly impact the estimate of our liability. We continue to evaluate our reserve based on the level and type of repurchase requests received, the defects identified and other relevant facts and circumstances. In order to monitor repurchase demand practices, we also maintain regular contact with the Agencies and with the private label clients for which we originate fee-based loans and incorporate any new information into our reserve estimates as it becomes available.

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

An accrual is established for pending or threatened litigation, claims or assessments when it is probable that a loss has been incurred, and the amount of such loss can be reasonably estimated. In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and we may estimate a range of possible loss for consideration in these estimates. The estimates are based upon currently available information and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters. Accordingly, our estimates may change from time to time, and such changes may be material to our consolidated results of operations. There can be no assurance that the ultimate resolution of such matters will not result in losses in excess of our recorded accruals, or in excess of our estimate of reasonably possible losses, and the ultimate resolution of any particular matter, or matters, may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The following table summarizes the estimated change in the fair value of our Mortgage pipeline, Mortgage servicing rights and related derivatives and unsecured debt that are sensitive to interest rates as of December 31, 2016 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
	(In millions)
Mortgage pipeline
Mortgage loans held for sale	$13	$8	$4	$(4)	$(9)	$(18)
Interest rate lock commitments (1)	13	8	4	(5)	(11)	(25)
Forward loan sale commitments (1)	(25)	(15)	(7)	8	18	37
Option contracts (1)	(1)	(1)	(1)	1	3	7
Total Mortgage pipeline	—	—	—	—	1	1

MSRs and related derivatives (2)
Mortgage servicing rights	(147)	(70)	(33)	31	59	106
Derivatives related to MSRs (1)	4	2	1	(1)	(3)	(5)
Total MSRs and related derivatives	(143)	(68)	(32)	30	56	101

Unsecured term debt	(21)	(10)	(5)	5	10	20
Total, net	$(164)	$(78)	$(37)	$35	$67	$122
________________

(1)	Included in Other assets or Other liabilities in the Consolidated Balance Sheets.

(2)
In the fourth quarter of 2016, we significantly reduced our MSR-related derivative hedge coverage as a result of our sale agreement with New Residential that fixes the prices we expect to realize at future transfer dates. For further discussion of those agreements, and discussions of required shareholder approvals and other requirements that must be met to complete such sales, see Note 5, 'Transfers and Servicing of Mortgage Loans' in the accompanying Notes to Consolidated Financial Statements. At December 31, 2015, when we had a higher derivative hedge coverage on our MSRs, the decline in fair value on our Total MSRs and related derivatives was estimated to be from $20 million to $60 million when driven by a 25 bps to 100 bps decline in interest rates, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:
We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 28, 2017

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUES
Origination and other loan fees	$280	$284	$231
Gain on loans held for sale, net	262	298	264
Net loan servicing income:
Loan servicing income	353	394	448
Change in fair value of mortgage servicing rights	(238)	(187)	(320)
Net derivative gain related to mortgage servicing rights	10	29	82
Net loan servicing income	125	236	210
Net interest expense:
Interest income	43	44	42
Secured interest expense	(33)	(35)	(35)
Unsecured interest expense	(42)	(55)	(95)
Net interest expense	(32)	(46)	(88)
Other (loss) income	(13)	18	22
Net revenues	622	790	639

EXPENSES
Salaries and related expenses	345	323	358
Commissions	64	79	78
Loan origination expenses	64	91	85
Foreclosure and repossession expenses	35	51	56
Professional and third-party service fees	156	171	127
Technology equipment and software expenses	42	37	37
Occupancy and other office expenses	47	50	51
Depreciation and amortization	16	18	23
Exit and disposal costs	41	—	—
Other operating expenses	116	183	108
Total expenses	926	1,003	923
Loss from continuing operations before income taxes	(304)	(213)	(284)
Income tax benefit	(111)	(82)	(99)
Loss from continuing operations, net of tax	(193)	(131)	(185)
Income from discontinued operations, net of tax	—	—	272
Net (loss) income	(193)	(131)	87
Less: net income attributable to noncontrolling interest	9	14	6
Net (loss) income attributable to PHH Corporation	$(202)	$(145)	$81

Basic and Diluted (loss) earnings per share:
From continuing operations	$(3.77)	$(2.62)	$(3.47)
From discontinued operations	—	—	4.94
Total attributable to PHH Corporation	$(3.77)	$(2.62)	$1.47

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(193)	$(131)	$87

Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	(22)
Change in unfunded pension liability, net	—	1	(5)
Total other comprehensive income (loss), net of tax	—	1	(27)
Total comprehensive (loss) income	(193)	(130)	60
Less: comprehensive income attributable to noncontrolling interest	9	14	6
Comprehensive (loss) income attributable to PHH Corporation	$(202)	$(144)	$54

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$906	$906
Restricted cash	57	47
Mortgage loans held for sale	683	743
Accounts receivable, net	66	81
Servicing advances, net	628	691
Mortgage servicing rights	690	880
Property and equipment, net	36	47
Other assets	109	247
Total assets (1)	$3,175	$3,642

LIABILITIES
Accounts payable and accrued expenses	$193	$251
Subservicing advance liabilities	290	314
Debt, net	1,262	1,348
Deferred taxes, net	101	182
Loan repurchase and indemnification liability	49	62
Other liabilities	157	137
Total liabilities (1)	2,052	2,294
Commitments and contingencies (Note 15)

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 53,599,433 shares issued and outstanding at December 31, 2016; 55,007,983 shares issued and outstanding at December 31, 2015	1	1
Additional paid-in capital	887	911
Retained earnings	214	416
Accumulated other comprehensive loss (2)	(10)	(10)
Total PHH Corporation stockholders’ equity	1,092	1,318
Noncontrolling interest	31	30
Total equity	1,123	1,348
Total liabilities and equity	$3,175	$3,642

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
(In millions)
______________

(1)
The Consolidated Balance Sheets include assets of variable interest entities which can be used only to settle the obligations and liabilities of variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries as follows:

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$67	$80
Restricted cash	24	18
Mortgage loans held for sale	350	389
Accounts receivable, net	9	5
Servicing advances, net	150	157
Property and equipment, net	1	1
Other assets	12	12
Total assets	$613	$662

LIABILITIES
Accounts payable and accrued expenses	$11	$14
Debt	399	456
Other liabilities	5	6
Total liabilities	$415	$476

(2)
Includes amounts recorded related to the Company's defined benefit pension plan, net of income tax benefits of $6 million as of both December 31, 2016 and 2015. During the years ended December 31, 2016 and 2015, there were no amounts reclassified out of Accumulated other comprehensive loss.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions, except share data)

	PHH Corporation Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Beginning Balance	57,265,517	$1	$1,142	$507	$16	$24	$1,690

Total comprehensive income (loss)	—	—	—	81	(27)	6	60
Distributions to noncontrolling interest	—	—	—	—	—	(4)	(4)
Stock compensation expense	—	—	8	—	—	—	8
Stock issued under share-based payment plans (includes $6 of excess tax benefit)	840,901	—	16	—	—	—	16
Repurchase and retirement of Common stock	(6,962,695)	—	(178)	(22)	—	—	(200)
Conversion of Convertible notes	—	—	(4)	—	—	—	(4)
Recognition of deferred taxes related to Convertible notes	—	—	5	—	—	—	5
Balance at December 31, 2014	51,143,723	$1	$989	$566	$(11)	$26	$1,571

Total comprehensive (loss) income	—	—	—	(145)	1	14	(130)
Distributions to noncontrolling interest	—	—	—	—	—	(10)	(10)
Stock compensation expense	—	—	9	—	—	—	9
Stock issued under share-based payment plans	204,126	—	2	—	—	—	2
Repurchase and retirement of Common stock	(6,415,519)	(1)	(72)	(5)	—	—	(78)
Conversion of Convertible notes	10,075,653	1	(19)	—	—	—	(18)
Recognition of deferred taxes related to Convertible notes	—	—	2	—	—	—	2
Balance at December 31, 2015	55,007,983	$1	$911	$416	$(10)	$30	$1,348

Total comprehensive (loss) income	—	—	—	(202)	—	9	(193)
Distributions to noncontrolling interest	—	—	—	—	—	(8)	(8)
Stock compensation expense	—	—	8	—	—	—	8
Stock issued under share-based payment plans (includes $9 benefit of excess tax shortfall)	100,222	—	(9)	—	—	—	(9)
Repurchase and retirement of Common stock	(1,508,772)	—	(23)	—	—	—	(23)
Balance at December 31, 2016	53,599,433	$1	$887	$214	$(10)	$31	$1,123

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(193)	$(131)	$87
Adjustments to reconcile Net (loss) income to net cash provided by (used in) operating activities:
Net gain on sale of business	—	—	(241)
Capitalization of originated mortgage servicing rights	(60)	(101)	(97)
Net loss on mortgage servicing rights and related derivatives	228	158	238
Vehicle depreciation	—	—	596
Depreciation and amortization	16	18	28
Loss on early extinguishment of debt	—	30	24
Origination of mortgage loans held for sale	(10,513)	(13,512)	(12,612)
Proceeds on sale of and payments from mortgage loans held for sale	10,838	13,965	12,784
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(266)	(297)	(230)
Deferred income tax benefit	(91)	(70)	(96)
Asset impairments	38	—	—
Other adjustments and changes in other assets and liabilities, net	76	61	(492)
Net cash provided by (used in) operating activities	73	121	(11)
Cash flows from investing activities:
Net cash received on derivatives related to mortgage servicing rights	60	35	70
Proceeds on sale of mortgage servicing rights	12	47	67
Purchases of property and equipment	(17)	(31)	(15)
(Increase) decrease in restricted cash	(10)	9	(87)
Proceeds from sale of business, net of cash transferred and transaction costs	—	—	1,096
Purchases of certificates of deposit	—	—	(250)
Proceeds from maturities of certificates of deposit	—	—	250
Investment in vehicles	—	—	(850)
Proceeds on sale of investment vehicles	—	—	201
Other, net	5	2	7
Net cash provided by investing activities	50	62	489
Cash flows from financing activities:
Proceeds from secured borrowings	12,306	17,213	18,254
Principal payments on secured borrowings	(12,394)	(17,378)	(18,065)
Principal payments on unsecured borrowings	—	(245)	(435)
Cash tender premiums for convertible debt	—	(30)	—
Issuances of Common stock	—	2	10
Repurchase of Common stock	(23)	(77)	(200)
Cash paid for debt issuance costs	(4)	(7)	(21)
Distributions to noncontrolling interest	(8)	(10)	(4)
Other, net	—	(4)	(3)
Net cash used in financing activities	(123)	(536)	(464)

See accompanying Notes to Consolidated Financial Statements.

Continued.

CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net increase (decrease) in Cash and cash equivalents	$—	$(353)	$14
Cash and cash equivalents at beginning of period	906	1,259	1,245
Cash and cash equivalents at end of period	$906	$906	$1,259

Supplemental Disclosure of Cash Flows Information:
Interest payments	$66	$72	$125
Income tax (refunds) payments, net	(29)	9	543
Payments for debt retirement premiums	—	—	22

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization
PHH Corporation and subsidiaries (collectively, “PHH” or the “Company”) operates in two business segments: Mortgage Production, which provides mortgage loan origination services and sells mortgage loans, and Mortgage Servicing, which performs servicing activities for originated and purchased loans, and acts as a subservicer.

The Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries are consolidated within the Consolidated Financial Statements and the ownership interest of Realogy Services Venture Partner LLC, a subsidiary of Realogy Holdings Corp. ("Realogy") is presented as a noncontrolling interest.  Intercompany balances and transactions have been eliminated from the Consolidated Financial Statements.

Preparation of Financial Statements
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, those related to the valuation of mortgage servicing rights, mortgage loans held for sale and other financial instruments, the estimation of liabilities for commitments and contingencies, mortgage loan repurchases and indemnifications and the determination of certain income tax assets and liabilities and associated valuation allowances. Actual results could differ from those estimates.

Effective on July 1, 2014, the Company sold its Fleet Management Services business and related fleet entities (collectively the “Fleet business”) to certain wholly-owned subsidiaries of Element Financial Corporation.  The results of the Fleet business are presented as discontinued operations in the Consolidated Statements of Operations and have been excluded from continuing operations and segment results for all periods presented.  The cash flows and comprehensive income related to the Fleet business have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented.  Amounts related to the Fleet business are excluded from the Notes to Consolidated Financial Statements unless otherwise noted.  See Note 3, 'Discontinued Operations' for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest.  In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the Balance Sheets as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts.  In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line-of-Credit Arrangements,” which states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

The Company adopted this guidance retrospectively as of January 1, 2016, which resulted in a $10 million decrease to both Other assets and Debt in the Consolidated Balance Sheets as of December 31, 2015. The Company elected not to reclassify debt issuance costs related to line-of-credit and mortgage warehouse arrangements, which continue to be presented in Other assets for all periods. The adoption of this standard did not impact the Company’s results of operations or cash flows.

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

Presentation of Financial Statements.  In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide footnote disclosures in certain circumstances.  Management’s evaluation should be based on relevant conditions and events that are known at the date financial statements are issued.  The Company adopted this guidance during the fourth quarter of 2016 and it did not have an impact to the Company's financial statements or disclosures.

Recently Issued Accounting Pronouncements
Revenue Recognition.  In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers.”  The objective of the guidance is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS.  The Amendment supersedes most current revenue recognition guidance, including industry-specific guidance. The Amendment also enhances disclosure requirements around revenue recognition and the related cash flows.  The FASB has issued several amendments to the new revenue standard ASU 2014-09, including:

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

•
ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients." The amendments to this update were issued in May 2016 and clarify certain core recognition principles and provide practical expedients available at transition. The improvements address collectability, sales tax presentation, non-cash consideration, contract modifications and completed contracts at transition.

•
ASU 2016-20, "Technical Corrections and Improvements to Topic 606." This update was issued in December 2016 to increase stakeholders' awareness of the proposals and to expedite improvements to ASU 2014-09 and amends or clarifies thirteen narrow aspects of the revenue recognition guidance.

The revenue standards and subsequent updates are to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, and are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

within that period. The Company does not expect to early adopt the revenue standard. The Company has reviewed the scope of the guidance and monitored the determinations of the FASB Transition Resource Group and determined that certain revenue streams are not within the scope of the standard and that those current accounting policies will not change. However, the Company continues to evaluate certain select revenue streams, including subservicing fees, and the impact that this guidance will have on its financial statements and disclosures. The Company has not yet selected a transition method of adoption.

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

Leases.  In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update revises an entity’s accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the statement of financial position. The distinction between finance and operating leases has not changed, and the update does not significantly change the effect of finance and operating leases on the statement of comprehensive income and the statement of cash flows. Additionally, this update requires both qualitative and specific quantitative disclosures. This update is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new standard.

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

Share-Based Payments.  In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting." This update is intended to simplify several aspects of the accounting for share-based payment transactions, including accounting for income taxes, the classification of awards as either equity or liabilities and the classification of excess tax benefits and payments for tax withholdings on the statement of cash flows. This update is effective for the first interim and annual periods beginning after December 15, 2016, with early adoption permitted. At adoption, this update will be applied either prospectively, retrospectively or by using a modified retrospective approach, depending on the area of change. Certain aspects will require reclassification of prior period amounts; however, the Company does not expect the adoption of this new standard to have a significant impact on its financial statements or disclosures.

Statement of Cash Flows.  In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments." This update addresses a number of specific cash flow issues and is intended to reduce diversity in practice in how entities present and classify certain cash receipts and cash payments in the statement of cash flows. This update is effective for the first interim and annual periods beginning after December 15, 2017, with early adoption permitted. At adoption, this update will be applied retrospectively. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively from the earliest date practicable. The Company is currently evaluating the impact of adopting this new standard.

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." This update requires restricted cash to be included in the beginning and end-of-period total amounts shown on the statement of cash flows, and also requires certain disclosures for significant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balances of restricted cash. This update is effective for the first interim and annual periods beginning after December 15, 2017, with early adoption permitted. At adoption, this update will be applied retrospectively. The Company is currently evaluating the impact of adopting this guidance.

Consolidation. In October 2016, the FASB issued ASU 2016-17, "Interests Held through Related Parties That Are under Common Control." This update requires an entity to include indirect interest held through related parties that are under common control on a proportionate basis when evaluating if a reporting entity is the primary beneficiary of a variable interest entity. This update is effective for the first interim and annual periods beginning after December 15, 2016, with early adoption permitted. At adoption, this update will be applied retrospectively. The Company does not expect the adoption of this update to change any consolidation conclusions, or have a significant impact on its financial statements or disclosures.

Business Combinations. In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business." This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. This update is effective for the first interim and annual periods beginning after December 15, 2017, with early adoption permitted. At adoption, this update will be applied prospectively. The Company is currently evaluating the impact of adopting this guidance.

Other Income. In February 2017, the FASB issued ASU 2017-05, "Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." This update defines what constitutes an “in substance nonfinancial asset”, requires that all entities account for the derecognition of a business in accordance with ASC 810 and clarifies that an entity should allocate consideration to each distinct asset by applying the guidance in ASC 606 on allocating the transaction price to performance obligations. This update may be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, and is effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this guidance.

Revenue Recognition
Mortgage Production.  Mortgage Production includes the origination and sale of residential mortgage loans, which are originated through various channels, including relationships with financial institutions, real estate brokerage firms, and corporate clients. The Company also purchased mortgage loans originated by third parties.  Revenues from Mortgage Production include:

Origination and other loan fees. Origination and other loan fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings. Fee income consists of amounts earned related to application and underwriting fees, fees on canceled loans and amounts earned from financial institutions related to brokered loan fees and related to origination assistance fees resulting from private label mortgage outsourcing activities. Fees associated with the origination and acquisition of mortgage loans are recognized as earned.

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

Mortgage Servicing.  Mortgage Servicing involves the servicing of residential mortgage loans on behalf of an investor.  Revenues from Mortgage Servicing include:

Loan servicing income—Capitalized servicing portfolio.  Loan servicing income from the capitalized servicing portfolio represents recurring servicing and other ancillary fees earned for servicing mortgage loans owned by investors.  Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance on such loans, or the difference between the weighted-average yield received on the mortgage loans and the amount paid to the investor, less guaranty fees and interest on curtailments.  Loan servicing income is receivable only out of interest collected from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

mortgagors and is recorded as income when collected. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected.

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

Sales of Financial Assets
Originated mortgage loans are principally sold directly to, or pursuant to programs sponsored by, government-sponsored entities and other investors. Additionally, during 2016, the Company has entered into agreements to sell substantially all of its existing Mortgage servicing rights (“MSRs”). See Note 5, 'Transfers and Servicing of Mortgage Loans' for additional information.

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

Restricted Cash
Restricted cash includes amounts specifically designated to repay debt, to provide over-collateralization within warehouse facilities and the servicing advance facility, to support letters of credit, and to collect and hold for use in pending mortgage closings.

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

Servicing Advances, net
The Company is required under most of its mortgage servicing agreements to advance funds to meet contractual principal and interest payments to investors and to pay tax, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced.  Advances are recovered either from the borrower in subsequent payments, from liquidation proceeds or from insurance claims following foreclosure or liquidation.  The Company is exposed to losses only to the extent that the respective servicing guidelines are not followed and records a reserve against the advances when it is probable that the servicing advance will be uncollectable.  As of both December 31, 2016 and 2015, the recorded reserve for uncollectible servicing advances was $5 million.  In certain circumstances, the Company may be required to remit funds on a non-recoverable basis, which are expensed as incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates its obligation for representations and warranties using a model that incorporates historical repurchase and indemnification experience, servicing portfolio performance and other market-based information. The model considers borrower performance (both actual and estimated future defaults), estimated future repurchase and indemnification requests (impacted by current and expected loan file requests, investor demand patterns, expected relief from the expiration of repurchase obligations and levels of origination defects), success rates in appealing repurchase requests (or the ability to cure the origination defects) and projected loss severity rates upon repurchase of the loan (adjusted for home price forecasts). The liability related to specific non-performing loans is based on a loan-level analysis which considers the delinquency status of the loan and projected loss severity rates. To estimate the liability related to losses for loans that may not be reimbursed pursuant to mortgage insurance programs, the Company considers government loans currently in foreclosure, historical origination defect rates and projected loss severity rates.

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

Custodial Accounts
The Company has a fiduciary responsibility for servicing accounts related to customer escrow funds and custodial funds due to investors aggregating $3.4 billion and $3.5 billion as of December 31, 2016 and 2015, respectively. These funds are maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in the Consolidated Balance Sheets. The Company receives certain benefits from these deposits, as allowable under federal and state laws and regulations. Income earned on these escrow accounts is recorded in the Consolidated Statements of Operations either as Interest income or as a reduction of Secured interest expense.

Subsequent Events
Subsequent events are evaluated through the date of filing with the Securities and Exchange Commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Exit Costs

PLS Exit

On November 8, 2016, the Company announced its plan to exit the private label solutions ("PLS") business within the Mortgage Production segment. This business channel provides end-to-end origination services to financial institution clients, and represented 79% of the Company's total mortgage production volume (based on dollars) for the year ended December 31, 2016. Due to elevated operating losses, increasing regulatory and client customization costs and a shrinking market for financial institution origination services, the Company determined the exit of the business was necessary. The Company expects that it will be in a position to substantially exit this channel by the first quarter of 2018, subject to transition support requirements.

The following is a summary of expenses incurred to date for the PLS exit program within Exit and disposal costs in the Consolidated Statement of Operations, including our estimate of remaining and total program costs:

	Year Ended December 31, 2016
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Asset Impairment	Total
	(In millions)
Costs incurred this period	$22	$—	$4	$15	$41
Cumulative costs recognized in prior periods	—	—	—	—	—
Estimate of remaining costs	20	25	29	—	74
Total	$42	$25	$33	$15	115

Asset impairment represents a non-cash expense of $15 million for the year ended December 31, 2016. The Company assesses potential impairment of its assets by comparing the asset fair value to the expected value recoverable based on the present value of estimated future cash flow of the related business unit. In the fourth quarter of 2016, property and equipment associated with the PLS business, within the Mortgage Production Segment, and certain shared services assets used in supporting the PLS business within Other, was determined to be impaired.

The following is a summary of the program costs by segment for the year ended December 31, 2016:

	Mortgage Production Segment	Other	Total
	(In millions)
Costs incurred this period	$33	$8	$41
Cumulative costs recognized in prior periods	—	—	—
Estimate of remaining costs	64	10	74
Total	$97	$18	$115

The Company's Exit cost liability is included in Accounts payable and accrued expenses within the Consolidated Balance Sheets. A summary of the activity is as follows:

	Year Ended December 31, 2016
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Total
	(In millions)
Balance, beginning of period	$—	$—	$—	$—
Charges	22	—	4	26
Paid	—	—	(1)	(1)
Balance, end of period	$22	$—	$3	$25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reorganization

On February 15, 2017, as an outcome of its strategic review, the Company announced its intention to operate as a smaller business that is focused on subservicing and portfolio retention services. To execute this reorganization and change the focus of its operations, the Company estimates that it will incur pre-tax costs of $30 million to $40 million, which are in addition to the PLS exit program. Costs estimated for this program include severance, acceleration of existing retention and incentive awards and other costs. The Company expects it will execute on these plans by the second quarter of 2018. The Company did not recognize any amounts in the December 31, 2016 financial statements related to these plans, as decisions were not completed until the first quarter of 2017.

3. Discontinued Operations

In 2014, the Company entered into a definitive agreement to sell its Fleet business to Element Financial Corporation for a purchase price of $1.4 billion. The sale was completed effective on July 1, 2014.

The results of discontinued operations are summarized below:

Year Ended
December 31, 2014
(In millions)
Net revenues (1)	$820
Total expenses (1)	774
Income before income taxes (1)	46
Income tax expense (1)	15
Gain from sale of discontinued operations, net of tax	241
Income from discontinued operations, net of tax	$272
__________________

(1)	Represents the results of the Fleet business.

The Gain from sale of discontinued operations, net of tax for the year ended December 31, 2014 includes a gain of $22 million resulting from the reclassification of currency translation adjustments from Accumulated other comprehensive income.  Income tax expense related to the Gain on sale of discontinued operations was $227 million for the year ended December 31, 2014, which includes $52 million of expense associated with the earnings of Canadian subsidiaries that were previously considered to be indefinitely invested.  Upon the classification of these entities as held for sale during the second quarter of 2014, the accumulated earnings were no longer deemed to be indefinitely invested, and the Company recognized expense related to the cumulative earnings of such Canadian subsidiaries.

The Company and Element Financial Corporation entered into a transition services arrangement, whereby the Company performed certain administrative or overhead functions following the completion of the sale, in exchange for a fee. As of December 31, 2016, services covered under the agreement are complete. For the years ended December 31, 2014 and 2015, revenues associated with the transition services agreement are included in Other income in the Consolidated Statements of Operations. A majority of the costs incurred by the Company to provide such transition services are included in Professional and third-party service fees and billed to Element Financial Corporation based upon the terms of the transition services agreement. The Company has no continuing involvement in the operations, results or cash flows of the Fleet business.

4. Earnings Per Share

Basic earnings or loss per share attributable to PHH Corporation was computed by dividing Net income or loss attributable to PHH Corporation by the weighted-average number of shares outstanding during the period. Diluted earnings or loss per share attributable to PHH Corporation was computed by dividing Net income or loss attributable to PHH Corporation by the weighted-average number of shares outstanding during the period, assuming all potentially dilutive common shares were issued. Share repurchases or issuances are included in the outstanding shares as of each settlement date. See further discussions of share activity in Note 16, 'Stock-Related Matters'.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of any contingently issuable securities where the contingency has not been met and excludes the effect of securities that would be anti-dilutive.  Anti-dilutive securities may include: (i) outstanding stock-based compensation awards representing shares from restricted stock units and stock options and (ii) stock assumed to be issued related to convertible notes. The computation also excludes shares related to the issuance of the Convertible notes due 2014 and the related purchased options as they were required to be settled in cash, which matured and expired, respectively, on September 1, 2014.

Weighted-average common shares outstanding includes the following activity:

Year ended December 31, 2016:

•	the repurchase of 1,508,772 shares during January 2016 under an open market repurchase program.

Year ended December 31, 2015:

•	the repurchase of 4,841,267 shares during November 2015 and December 2015 under an open market repurchase program;

•	the issuance of 10,075,653 shares during June 2015 which represented the amount by which the conversion value exceeded the note principal under an exchange offer of certain convertible debt; and

•	the receipt and retirement of 1,574,252 shares during March 2015 which represented the final delivery of shares under accelerated repurchase agreements.

Year ended December 31, 2014:

•	the initial receipt and retirement of 6,962,695 shares during August 2014 related to two separate accelerated share repurchase agreements.

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In millions, except share and per share data)
Loss from continuing operations, net of tax	$(193)	$(131)	$(185)
Less: net income attributable to noncontrolling interest	9	14	6
Net loss from continuing operations attributable to PHH Corporation	(202)	(145)	(191)
Income from discontinued operations, net of tax	—	—	272
Net (loss) income attributable to PHH Corporation	$(202)	$(145)	$81

Weighted-average common shares outstanding — basic and diluted (1)	53,627,170	55,201,713	55,001,300

Basic and Diluted (loss) earnings per share:
From continuing operations	$(3.77)	$(2.62)	$(3.47)
From discontinued operations	—	—	4.94
Total attributable to PHH Corporation	$(3.77)	$(2.62)	$1.47
__________________

(1)
The Company had a net loss from continuing operations attributable to PHH Corporation and, as a result, there were no potentially dilutive securities included in the denominator for computing dilutive earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes anti-dilutive securities excluded from the computation of dilutive shares:

	Year Ended December 31,
	2016	2015	2014
Outstanding stock-based compensation awards(1)	1,980,240	1,386,775	1,584,373
Assumed conversion of debt securities	—	4,341,369	8,997,305
______________

(1)	For the year ended December 31, 2016, excludes 353,265 shares that are contingently issuable for which the contingency has not been met.

5. Transfers and Servicing of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae (collectively, the "Agencies" or "GSEs") or (ii) sales to private investors. During the year ended December 31, 2016, 52% of mortgage loan sales were to, or pursuant to programs sponsored by, the GSEs and the remaining 48% were sold to private investors.

The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: servicing rights and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips or subordinated interests).  The Company is exposed to interest rate risk through its continuing involvement with mortgage loans sold, including mortgage servicing and other retained interests, as the value of those instruments fluctuate as changes in interest rates impact borrower prepayments on the underlying mortgage loans. During the years ended December 31, 2016 and 2015, the Company did not retain any interests from sales or securitizations other than Mortgage servicing rights ("MSRs").

During the year ended December 31, 2016, MSRs were initially retained on 56% of mortgage loans sold. Conforming conventional loans serviced are sold or securitized through Fannie Mae or Freddie Mac programs. Government loans serviced are generally sold or securitized through Ginnie Mae programs and are either insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs. Additionally, non-conforming mortgage loans are serviced for various private investors on a non-recourse basis.

A majority of mortgage loans are sold on a non-recourse basis; however, in connection with the sales of these assets, representations and warranties have been made that are customary for loan sale transactions, including eligibility characteristics of the mortgage loans and underwriting responsibilities. See Note 14, 'Credit Risk' for a further description of representation and warranty obligations.

The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights, loans held for sale and the portfolio associated with loans subserviced for others.  The total servicing portfolio was $174.6 billion and $226.3 billion, as of December 31, 2016 and 2015, respectively.  MSRs recorded in the Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created primarily through sales of originated loans on a servicing-retained basis or through the direct purchase of servicing from a third party.

Pending MSR Transactions

While the Company has historically retained MSRs on its Balance sheet from the majority of its loan sales, the Company has announced its intentions to sell its existing MSR assets in a series of transactions as part of the conclusions reached from the strategic review process, as discussed further below. If the sales of substantially all of the MSRs are completed, the Company does not anticipate retaining a significant amount of capitalized MSRs in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The final proceeds the Company may receive from each MSR sale are dependent on the portfolio composition and market conditions at each transfer date and also dependent upon the extent to which consent is received from the GSEs, private loan investors, PLS clients and other origination sources. The following table summarizes the Company's MSRs committed under sale agreements, based on the portfolio as of December 31, 2016:

	December 31, 2016
	UPB	Fair Value
	(In millions)
MSR commitments:
New Residential Investment Corp.	$69,937	$579
Lakeview Loan Servicing, LLC	13,369	97
Other counterparties	158	2
Non-committed	1,193	12
Total MSRs	$84,657	$690

In addition, the Company has commitments to transfer approximately $300 million of Servicing advances to the counterparties of these agreements (based on the December 31, 2016 portfolio).

Lakeview/GNMA Portfolio. On November 8, 2016, the Company entered into an agreement to sell substantially all of its Ginnie Mae ("GNMA") MSRs and related advances to Lakeview Loan Servicing, LLC ("Lakeview").  On February 2, 2017, the initial sale of GNMA MSRs under this agreement was completed, representing $10.3 billion of unpaid principal balance, $77 million of MSR fair value, and $11 million of Servicing advances. The Company expects to receive total proceeds of $88 million from the initial transfer. The sale of the remaining population of MSRs committed under this agreement continues to be subject to approvals of clients who were the origination source of the MSRs.

New Residential. On December 28, 2016, the Company entered into an agreement to sell substantially all of its portfolio of MSRs and related advances, excluding the GNMA MSRs pending sale to Lakeview, to New Residential Mortgage LLC ("New Residential"), a wholly-owned subsidiary of New Residential Investment Corporation. The consummation of the transactions contemplated by this MSR sale agreement is subject to the approvals of PHH Corporation shareholders, the GSEs and private investors, as well as other customary closing requirements. Further, the sale of 33% of the MSRs underlying this agreement continues to be subject to the approval of clients who were the origination source of the MSRs. The agreement is also contingent upon the execution of a portfolio recapture and retention agreement with New Residential, and other customary closing conditions.

In connection with this transfer, the Company entered into a subservicing agreement with New Residential, pursuant to which the Company would subservice the loans sold in this transaction for an initial period of three years, subject to certain transfer and termination provisions (units based on the December 31, 2016 portfolio).

Other counterparties. The Company has agreements to sell a portion of its newly-created MSRs to third parties through flow-sale agreements, where it will have continuing involvement as a subservicer, as outlined in the preceding table. In addition, as of December 31, 2016, the Company had commitments to sell MSRs through third-party flow sales related to $43 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans.

Mortgage Servicing Rights

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Balance, beginning of period	$98,990	$112,686	$129,145
Additions	5,874	8,841	8,933
Payoffs and curtailments	(19,211)	(19,092)	(18,463)
Sales	(996)	(3,445)	(6,929)
Balance, end of period	$84,657	$98,990	$112,686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in capitalized MSRs consisted of:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Balance, beginning of period	$880	$1,005	$1,279
Additions	60	101	97
Sales	(12)	(39)	(51)
Changes in fair value due to:
Realization of expected cash flows	(138)	(169)	(155)
Changes in market inputs or assumptions used in the valuation model	(100)	(18)	(165)
Balance, end of period	$690	$880	$1,005

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Servicing fees from capitalized portfolio	$266	$304	$357
Late fees	15	15	17
Other ancillary servicing revenue	21	20	30

As of December 31, 2016 and 2015, the MSRs had a weighted-average life of 6.3 and 6.4 years, respectively. See Note 18, 'Fair Value Measurements' for additional information regarding the valuation of MSRs.

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Proceeds from new loan sales or securitizations	$6,071	$9,075	$9,226
Servicing fees from capitalized portfolio (1)	266	304	357
Purchases of previously sold loans (2)	(295)	(128)	(64)
Servicing advances (3)	(1,584)	(2,083)	(1,963)
Repayment of servicing advances (3)	1,647	2,086	1,935
______________

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Includes purchases of repurchase eligible loans and excludes indemnification payments to investors and insurers of the related mortgage loans.

(3)
Outstanding servicing advance receivables are presented in Servicing advances, net in the Consolidated Balance Sheets, except for advances related to mortgage loans in foreclosure or real estate owned, which are included in Other assets.

During the years ended December 31, 2016, 2015 and 2014, pre-tax gains of $266 million, $300 million and $276 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Consolidated Statements of Operations.

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

In the fourth quarter of 2016, the Company significantly reduced its MSR-related derivative hedge coverage as a result of its MSR sale agreements that fix the prices the Company expects to realize at future transfer dates. For further discussion of those agreements, and discussions of required shareholder approvals and other requirements that must be met to complete such sales, see Note 5, 'Transfers and Servicing of Mortgage Loans' in the accompanying Notes to Consolidated Financial Statements.

See Note 18, 'Fair Value Measurements' for further discussion regarding the measurements of derivative instruments.

The following table summarizes the gross notional amount of derivatives:

	December 31,
	2016	2015
	(In millions)
Notional amounts:
Interest rate lock commitments expected to close	$862	$1,048
Forward delivery commitments	2,104	2,468
MSR-related agreements	260	3,945
Option contracts	120	125

The Company is exposed to risk in the event of non-performance by counterparties in its derivative contracts. In general, the Company manages such risk by evaluating the financial position and creditworthiness of counterparties, monitoring the amount of exposure and/or dispersing the risk among multiple counterparties. The Company’s derivatives may also be governed by an ISDA or an MSFTA, and bilateral collateral agreements are in place with certain counterparties. When the Company has more than one outstanding derivative transaction with a single counterparty and a legally enforceable master netting agreement is in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effect with that counterparty, the Company considers its exposure to be the net fair value of all positions with that counterparty including the value of any cash collateral amounts posted or received.

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

The following tables present the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	December 31, 2016
	Gross Assets	Offsetting Payables	Cash Collateral Paid	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$13	$(43)	$31	$1
MSR-related agreements	19	(22)	4	1
Option contracts	1	(1)	—	—
Derivative assets subject to netting	33	(66)	35	2
Not subject to master netting arrangements:
Interest rate lock commitments	18	—	—	18
Forward delivery commitments	1	—	—	1
Derivative assets not subject to netting	19	—	—	19
Total derivative assets	$52	$(66)	$35	$21

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$4	$(10)	$11	$5
MSR-related agreements	65	(55)	2	12
Option contracts	—	(1)	2	1
Derivative assets subject to netting	69	(66)	15	18
Total derivative liabilities	$69	$(66)	$15	$18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Gross Assets	Offsetting Payables	Cash Collateral Received	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$—	$—
MSR-related agreements	27	—	(23)	4
Derivative assets subject to netting	29	(2)	(23)	4
Not subject to master netting arrangements:
Interest rate lock commitments	21	—	—	21
Forward delivery commitments	1	—	—	1
Derivative assets not subject to netting	22	—	—	22
Total derivative assets	$51	$(2)	$(23)	$26

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
	(In millions)
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$2	$2
Total derivative liabilities	$2	$(2)	$2	$2

The following table summarizes the gains (losses) recorded in the Consolidated Statements of Operations for derivative instruments:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Gain on loans held for sale, net:
Interest rate lock commitments	$315	$261	$309
Forward delivery commitments	(1)	(7)	(89)
Option contracts	—	(2)	(4)
Net derivative gain related to mortgage servicing rights:
MSR-related agreements	10	29	82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property and Equipment, Net

Property and equipment, net consisted of:

	December 31,
	2016	2015
	(In millions)
Capitalized software	$130	$131
Furniture, fixtures and equipment	33	32
Capital leases	9	9
Leasehold improvements	25	24
	197	196
Less: Accumulated depreciation and amortization	(161)	(149)
Total	$36	$47

During 2016, the Company recorded impairment charges of $8 million in leasehold improvements and $7 million in capitalized software, resulting from the announced plan to exit the PLS business. See Note 2, 'Exit Costs' for a discussion of the impairment analysis.

8. Other Assets

Other assets consisted of:

	December 31,
	2016	2015
	(In millions)
Derivatives	$21	$26
Mortgage loans in foreclosure, net (1)	21	24
Real estate owned, net (2)	16	21
Income taxes receivable	14	23
Repurchase eligible loans (3)	13	104
Equity method investments (4)	10	32
Deferred financing costs	1	3
Other	13	14
Total	$109	$247

(1)	As of both December 31, 2016 and 2015, Mortgage loans in foreclosure is net of Allowance for probable foreclosure losses of $10 million.

(2)	As of December 31, 2016 and 2015, Real estate owned is net of Adjustment to value for real estate owned of $14 million and $17 million, respectively.

(3)
As of December 31, 2015, Repurchase eligible loans included a portfolio of GNMA loans that were part of a pending repurchase transaction that settled in January 2016. There were no similar buyout transactions pending as of December 31, 2016.

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

(4)	See Note 18, 'Fair Value Measurements' for a discussion of the 2016 impairment of this asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,
	2016	2015
	(In millions)
Accounts payable	$77	$76
Accrued payroll and benefits	50	38
Exit cost liability (Note 2)	25	—
Accrued interest	16	16
Repurchase eligible loans (Note 8)	13	104
Accrued servicing related expenses	12	17
Total	$193	$251

10. Other Liabilities

Other liabilities consisted of:

	December 31,
	2016	2015
	(In millions)
Legal and regulatory matters (Note 15)	$114	$105
Derivatives	18	2
Pension and other post-employment benefits	11	11
Income tax contingencies	8	9
Other	6	10
Total	$157	$137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	December 31, 2016			December 31, 2015
	Balance	Interest Rate(1)	Available Capacity(2)	Balance
	(In millions)
Committed warehouse facilities	$556	2.9%	$494	$632
Uncommitted warehouse facilities	—	—	1,950	—
Servicing advance facility	99	2.7%	56	111

Term notes due in 2019	275	7.375%	n/a	275
Term notes due in 2021	340	6.375%	n/a	340
Unsecured credit facilities	—	—	3	—
Unsecured debt, face value	615			615
Debt issuance costs (3)	(8)			(10)
Unsecured debt, net	607			605
Total	$1,262			$1,348

(1)
Interest rate shown represents the stated interest rate of outstanding borrowings, which may differ from the effective rate due to the amortization of premiums, discounts and issuance costs. Warehouse facilities and the Servicing advance facility are variable-rate. Rate shown for Warehouse facilities represents the weighted-average rate of current outstanding borrowings.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements, including asset-eligibility requirements.

(3)	Deferred issuance costs were reclassified from the prior year presentation in Other assets to a reduction in Unsecured debt.

Assets held as collateral that are not available to pay the Company’s general obligations as of December 31, 2016 consisted of:

	Warehouse Facilities	Servicing Advance Facility
	(In millions)
Restricted cash	$9	$19
Servicing advances	—	150
Mortgage loans held for sale (unpaid principal balance)	584	—
Total	$593	$169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of December 31, 2016:

	Warehouse Facilities	Servicing Advance Facility(1)	Unsecured Debt	Total
	(In millions)
Within one year	$556	$99	$—	$655
Between one and two years	—	—	—	—
Between two and three years	—	—	275	275
Between three and four years	—	—	—	—
Between four and five years	—	—	340	340
Thereafter	—	—	—	—
	$556	$99	$615	$1,270

(1)	Maturities of the Servicing advance facility represent estimated payments based on the expected cash inflows of the receivables.

See Note 18, 'Fair Value Measurements' for the measurement of the fair value of Debt.

Mortgage Warehouse Debt

Mortgage warehouse debt primarily represents variable-rate asset-backed facilities to support the origination of mortgage loans, which provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the terms of the facility.  The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. The Company evaluates its capacity needs for warehouse facilities, and adjusts the amount of available capacity under these facilities in response to the current mortgage environment and origination needs.

Committed Facilities

Committed repurchase facilities have up to a 364-day term.  However, in 2016, the Company entered into shorter term facilities with certain of its lenders to allow both the Company and the lender to evaluate facility needs and agreement terms following the conclusion of the Company’s strategic review process. As of December 31, 2016, the Company has outstanding committed mortgage repurchase facilities with Barclays Bank PLC, Fannie Mae, Bank of America, N.A., and Wells Fargo Bank, N.A., and the range of maturity dates is March 28, 2017 to April 2, 2017. Upon expiration of these existing agreements, the Company expects to negotiate terms for repurchase facility commitments to meet its forecasted capacity needs.

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

On December 14, 2016, at the Company's request, the committed repurchase facilities with Fannie Mae were reduced to $150 million, the facility was extended to March 31, 2017, and the uncommitted repurchase facility was reduced to $1.85 billion. The total combined committed and uncommitted facilities with Fannie Mae are $2 billion.

On June 17, 2016, the $250 million committed and $325 million uncommitted mortgage repurchase facilities with Credit Suisse First Boston Mortgage Capital LLC expired and were not renewed.

On December 22, 2016, the committed repurchase facility with Bank of America was reduced by $50 million to $350 million at the Company's request, and the facility was extended to March 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncommitted Facilities

As of December 31, 2016, the Company has $1.85 billion and $100 million of uncommitted mortgage repurchase facilities with Fannie Mae and Barclays Bank PLC, respectively.

Servicing Advance Facility

PHH Servicer Advance Receivables Trust 2013-1 (“PSART”), a special purpose bankruptcy remote trust was formed for the purpose of issuing non-recourse asset-backed notes, secured by servicing advance receivables. PSART was consolidated as a result of the determination that the Company is the primary beneficiary, as discussed in Note 19, 'Variable Interest Entities'.

On June 15, 2016, PSART extended the Note Purchase Agreement with Wells Fargo for the Series 2015-1 variable funding notes with an aggregate maximum principal amount of $155 million. PSART issues variable funding notes that have a revolving period, during which time the monthly collection of advances are applied to pay down the notes and create additional availability to fund advances. The Series 2015-1 Notes have a revolving period through June 15, 2017 and the final maturity of the notes is June 15, 2018.  The notes bear interest, payable monthly, based on LIBOR plus an agreed-upon margin. Upon expiration of the revolving period, the notes enter a repayment period, whereby the noteholders’ commitment to fund new advances (through the purchase of additional notes) expires, and PSART is required to repay the outstanding balance through advance collections or additional payments on or before final maturity.

Unsecured Debt

As of December 31, 2016, the Company’s unsecured debt obligations include series of Term notes which are senior unsecured and unsubordinated obligations that rank equally with all existing and future senior unsecured debt.

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

Among other covenants, certain mortgage repurchase facilities require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of at least $750 million; (ii) a ratio of indebtedness to tangible net worth no greater than 4.50 to 1; (iii) a minimum of $750 million in committed mortgage warehouse financing capacity excluding any mortgage warehouse capacity provided by GSEs; (iv) a ratio of unsecured indebtedness to tangible net worth of not more than 1.25 to 1; and (v) maintenance of $150 million of cash and cash equivalents in excess of its liability for legal and regulatory matters.  These covenants represent the most restrictive net worth, liquidity, and debt to equity covenants; however, certain other outstanding debt agreements contain liquidity and debt to equity covenants that are less restrictive.

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

As of December 31, 2016, the Company was in compliance with all financial covenants related to its debt arrangements.

See Note 16, 'Stock-Related Matters' for information regarding restrictions on the Company’s ability to pay dividends pursuant to certain debt arrangements.

12. Pension and Other Post-Employment Benefits

Defined Contribution Savings Plans.  The Company and PHH Home Loans sponsor separate defined contribution savings plans that provide certain eligible employees an opportunity to accumulate funds for retirement and contributions of participating employees are matched on the basis specified by these plans. The costs for the matching contributions are included in Salaries and related expenses in the Consolidated Statements of Operations except for contributions in 2014 related to employees of the Fleet business, which are included in Income from discontinued operations, net of tax.  Salaries and related expenses included contributions of $7 million, $8 million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Defined Benefit Pension Plan and Other Post-Employment Benefits Plan.  The Company sponsors a domestic non-contributory defined benefit pension plan, which covers certain current and former eligible employees. Benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. In addition, a post-employment benefits plan is maintained for retiree health and welfare costs of certain eligible employees. Both the defined benefit pension plan and the other post-employment benefits plan are frozen, wherein the plans only accrue additional benefits for a very limited number of employees.

The following table shows the change in the benefit obligation, plan assets and funded status for the defined benefit pension plans:

	Pension Benefits		Other Post-Employment Benefits
	2016	2015	2016	2015
	(In millions)
Benefit obligation	$48	$47	$1	$1
Fair value of plan assets	38	37	—	—
Unfunded status recognized in Other liabilities	$(10)	$(10)	$(1)	$(1)

Amounts recognized in Accumulated other comprehensive income	$16	$16	$—	$—

The net periodic benefit cost related to the defined benefit pension plan was $1 million for the year ended December 31, 2016 and was included in Salaries and related expenses. The amount was not significant for each of the years ended December 31, 2015 and 2014. The net periodic benefit costs related to the other post-employment benefit plan were not significant for each of the years ended December 31, 2016, 2015, and 2014.

As of December 31, 2016, future expected benefit payments to be made from the defined benefit pension plan’s assets, which reflect expected future service, are $2 million in each of the years ending December 31, 2017 through 2020, $3 million for the year ending December 31, 2021, and $14 million for the subsequent five years ending December 31, 2026.

The Company’s policy is to contribute amounts to the defined benefit pension plan sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts at the discretion of the Company.  There were no contributions made to the plan for the years ended December 31, 2016 and 2015, and contributions are not expected to be significant for the year ended December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes

Income Tax Provision

The following table summarizes Income tax benefit:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Current:
Federal	$—	$—	$(461)
State	—	(1)	(31)
Income tax contingencies:
Change in income tax contingencies	(2)	—	6
Interest and penalties	—	—	1
Total current income tax benefit	(2)	(1)	(485)

Deferred:
Federal	(100)	(79)	373
State	(9)	(2)	13
Total deferred income tax (benefit) expense	(109)	(81)	386
Income tax benefit	$(111)	$(82)	$(99)

Deferred Taxes

Deferred tax assets and liabilities represent the basis differences between assets and liabilities measured for financial reporting versus for income tax returns' purposes.  The following table summarizes the significant components of deferred tax assets and liabilities:

	December 31,
	2016	2015
	(In millions)
Deferred tax assets:
Federal loss carryforwards	$23	$24
State loss carryforwards and credits	39	39
Accrued legal and regulatory matters	46	37
Reserves and allowances	36	45
Other accrued liabilities	34	20
Gross deferred tax assets	178	165
Valuation allowance	(44)	(46)
Deferred tax assets, net of valuation allowance	134	119

Deferred tax liabilities:
Mortgage servicing rights	234	297
Other	1	4
Deferred tax liabilities	235	301
Net deferred tax liability	$101	$182

The deferred tax assets valuation allowance relates to state loss carryforwards and non-loss deferred tax assets. The valuation allowance will be reduced when and if it is determined that it is more likely than not that all or a portion of the deferred tax assets will be realized. The federal loss carryforwards will expire in 2036. The state loss carryforwards will expire from 2016 to 2037.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax liabilities represent the future tax liability generated upon reversal of the differences between the tax basis and book basis of certain of the Company's assets.  Deferred liabilities related to the Company's mortgage servicing rights arise due to differences in the timing of income recognition for accounting and tax purposes for certain servicing rights, which generate an associated basis difference between book and tax.

Effective Tax Rate

Total income taxes differ from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Loss from continuing operations before income taxes	$(304)	$(213)	$(284)
Statutory federal income tax rate	35%	35%	35%
Income taxes computed at statutory federal rate	$(106)	$(75)	$(99)
State and local income taxes, net of federal tax benefits	(15)	(14)	(12)
Liabilities for income tax contingencies	(2)	—	7
Changes in rate and apportionment factors	1	3	1
Changes in valuation allowance	5	10	5
Nondeductible expenses	6	6	—
Noncontrolling interest	(3)	(5)	(2)
Other	3	(7)	1
Income tax benefit	$(111)	$(82)	$(99)
Effective tax rate	(36.7)%	(38.4)%	(35.1)%

State and local income taxes, net of federal tax benefits. Represents the impact to the effective tax rate from the pre-tax income or loss as well as the mix of income or loss from the operations by entity and state income tax jurisdiction.  For the year ended December 31, 2016 as compared to 2015, the effective state tax rate is lower due to the Company’s loss from its operations in multiple jurisdictions that are taxed at a lower apportionments and a lower state income tax rate.

Liabilities for income tax contingencies. Represents the impact to the effective tax rate from changes in the liabilities for income tax contingencies associated with new uncertain tax positions taken during the period or the resolution and settlement of prior uncertain tax positions with various taxing authorities.  For the year ended December 31, 2016, the change was driven by the expiration of statute of limitations related to tax positions taken in prior years. For the year ended December 31, 2014, the change was primarily driven by state tax filing positions expected to be taken related to the sale of the Fleet business.

Changes in rate and apportionment factors.  Represents the impact to the effective tax rate from deferred tax items for changes in apportionment factors and state tax rate and reflect the impact of applying statutory changes to apportionment weight, apportionment sourcing and corporate income tax rates that were enacted by various states.

Changes in valuation allowance.  Represents the impact to the effective tax rate from state loss carryforwards generated during the year and certain cumulative non net operating loss deferred tax assets for which the Company believes it is more likely than not that the amounts will not be realized. For the years ended December 31, 2016 and 2015, state tax losses generated were $4 million and $5 million, respectively, and the remaining changes were from non net operating loss deferred tax assets for which a valuation allowance is warranted. For the year ended December 31, 2014, the amount was driven by items impacted by the change in composition of the subsidiaries included in state returns from the sale of the Fleet business and state tax losses generated by the Mortgage business.

Nondeductible expenses. For the years ended December 31, 2016 and 2015, the amount represents the impact to the effective tax rate from nondeductible expenses primarily related to legal and regulatory matters of $6 million and $4 million, respectively. Additionally for 2015, premiums of $1 million were paid to exchange the Convertible notes due in 2017.

Noncontrolling interest. Represents the impact to the effective tax rate from Realogy Corporation’s portion of income taxes related to the income or loss attributable to PHH Home Loans.  The impact is driven by PHH Home Loans’ election to report as a partnership for federal and state income tax purposes, whereby, the tax expense is reported by the individual LLC members.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the Company’s Income tax expense or benefit includes only its proportionate share of the income tax related to the income or loss generated by PHH Home Loans.

Other. For the years ended December 31, 2016 and 2015, the amount was driven from adjustments resulting from the comparison of items included in the prior year provision to the final income tax returns. For the year ended December 31, 2015, the amount was also impacted by adjustments to deferred tax items related to the sale of the Fleet business.

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

Activity related to the Company's unrecognized income tax benefits (including the liability for potential payment of interest and penalties) consisted of:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Balance, beginning of period	$11	$11	$4
Activity related to tax positions taken during the current year	—	—	7
Activity related to tax positions taken during prior years	(3)	—	—
Balance, end of period	$8	$11	$11

The estimated liability for the potential payment of interest and penalties included in the liability for unrecognized income tax benefits was $2 million as of both December 31, 2016 and 2015, respectively.

The amount of unrecognized income tax benefits may change in the next twelve months primarily due to activity in future reporting periods related to income tax positions taken during prior years. This change may be material; however, the impact of these unrecognized income tax benefits cannot be projected on the results of operations or financial position for future reporting periods due to the volatility of market and other factors. The effective income tax rate would be positively impacted by $8 million as of December 31, 2016 in the event of a favorable resolution of income tax contingencies or reductions in valuation allowances and $11 million as of both December 31, 2015 and 2014.

The Company and its subsidiaries remain subject to examination by the IRS for the tax years ended December 31, 2013 through 2016.  As of December 31, 2016, foreign and state income tax filings were subject to examination for periods including and subsequent to 2008, dependent upon jurisdiction.

14. Credit Risk

The Company is subject to the following forms of credit risk:

•	Consumer credit risk — through mortgage banking activities as a result of originating and servicing residential mortgage loans

•	Counterparty credit risk — through derivative transactions, sales agreements and various mortgage loan origination and servicing agreements

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

The following tables summarize certain information regarding the total loan servicing portfolio, which includes loans associated with the capitalized Mortgage servicing rights as well as loans subserviced for others:

	December 31,
	2016	2015
	(In millions)
Loan Servicing Portfolio Composition
Owned	$85,472	$99,869
Subserviced	89,170	126,390
Total	$174,642	$226,259

Conventional loans	$151,004	$197,971
Government loans	21,801	24,087
Home equity lines of credit	1,837	4,201
Total	$174,642	$226,259

Weighted-average interest rate	3.8%	3.8%

	December 31,
	2016		2015
	Number of Loans	Unpaid Balance	Number of Loans	Unpaid Balance
Portfolio Delinquency (1)
30 days	2.23%	1.58%	2.22%	1.55%
60 days	0.60	0.41	0.44	0.30
90 or more days	0.76	0.57	0.82	0.62
Total	3.59%	2.56%	3.48%	2.47%
Foreclosure/real estate owned (2)	1.80%	1.54%	1.74%	1.51%
_____________

(1)	Represents portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(2)	As of December 31, 2016 and 2015, the total servicing portfolio included 11,539 and 15,487 of loans in foreclosure with an unpaid principal balance of $2.3 billion and $3.0 billion, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Year Ended December 31,
	2016	2015
	(In millions)
Balance, beginning of period	$89	$93
Realized losses	(42)	(19)
Increase in reserves due to:
Changes in assumptions	19	6
New loan sales	7	9
Balance, end of period	$73	$89

Repurchase and foreclosure-related reserves consist of the following:

	December 31,
	2016	2015
	(In millions)
Loan repurchase and indemnification liability	$49	$62
Adjustment to value for real estate owned	14	17
Allowance for probable foreclosure losses	10	10
Total	$73	$89

Loan Repurchases and Indemnifications

As of December 31, 2016 and 2015, liabilities for probable losses related to repurchase and indemnification obligations of $49 million and $62 million, respectively, are presented in the Consolidated Balance Sheets. The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions including borrower performance, investor demand patterns, expected relief from the expiration of repurchase obligations, the expected success rate in defending against requests and estimated loss severities (adjusted for home price forecasts).

In December 2016, the Company entered into resolution agreements with Fannie Mae and Freddie Mac to resolve substantially all representation and warranty exposure related to the sale of mortgage loans that were originated and delivered prior to September 30, 2016 and November 30, 2016, respectively. The resolution agreements do not cover loans with certain defects, which include but are not limited to, loans with certain title issues or with violations of law. The settlement amounts did not significantly exceed the Company's recorded reserves.

After executing the resolution agreements, the Company's remaining exposure to repurchase and indemnification claims consists primarily of estimates for claims from private investors, losses for specific non-performing loans where the Company believes it will be required to indemnify the investor and losses from government mortgage insurance programs. Given the inherent uncertainties involved in estimating losses associated with loan repurchase and indemnification requests and government insurance programs, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of December 31, 2016, the estimated amount of reasonably possible losses in excess of the recorded liability was $20 million.

The maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties. As of December 31, 2016, $75 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 24% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Counterparty Credit Risk

Counterparty credit risk exposure includes risk of non-performance by counterparties to various agreements and sales transactions. Such risk is managed by evaluating the financial position and creditworthiness of such counterparties and/or requiring collateral, typically cash, in derivative and financing transactions. The Company attempts to mitigate counterparty credit risk associated with derivative contracts by monitoring the amount for which it is at risk with each counterparty to such contracts, requiring collateral posting, typically cash, above established credit limits, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing the risk among multiple counterparties.  As of December 31, 2016, there were no significant concentrations of credit risk with any individual counterparty or a group of counterparties with respect to derivative transactions.

During the year ended December 31, 2016, the Company's mortgage loan originations were derived from the following PLS relationships: 25% from Merrill Lynch Home Loans, a division of Bank of America, National Association, 21% from Morgan Stanley Private Bank, N.A. and 10% from HSBC Bank USA. In November 2016, as an outcome of the strategic review process, the Company announced its intentions to exit the PLS business and these client relationships, which represented 79% of total closing volume (based on dollars) for the year ended December 31, 2016.

During the year ended December 31, 2016, 20% of mortgage loan originations were derived from the Company's relationship with Realogy and its affiliates, substantially all of which was originated by PHH Home Loans. In February 2017, the Company announced it has entered into agreements to sell certain assets of PHH Home Loans and its subsidiaries, including its mortgage origination and processing centers and the majority of its employees. See Note 23, 'Subsequent Events' for further information.

The Company's Mortgage Servicing segment also has exposure to concentration risk and client retention risk with respect to its subservicing agreements. As of December 31, 2016, the subservicing portfolio (by units) related to the following client relationships: 42% from Pingora Loan Servicing, LLC, 22% from HSBC Bank USA and 14% from Morgan Stanley Private Bank, N.A. A substantial portion of the Company's subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause with respect to some or all of the subserviced loans and, in some cases, without payment of any termination fee.

15. Commitments and Contingencies

Legal Contingencies

The Company and its subsidiaries are routinely, and currently, defendants in various legal proceedings that arise in the ordinary course of PHH's business, including class actions and other private and civil litigation. These proceedings are generally based on alleged violations of consumer protection laws (including the Real Estate Settlement Procedures Act ("RESPA")), employment laws and contractual obligations. Similar to other mortgage loan originators and servicers, the Company and its subsidiaries are also routinely, and currently, subject to government and regulatory examinations, investigations and inquiries or other requests for information.  The resolution of these various legal and regulatory matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In particular, legal proceedings brought under RESPA and other federal or state consumer protection laws that are ongoing, or may arise from time to time, may include the award of treble and other damages substantially in excess of actual losses, attorneys' fees, costs and disbursements, and other consumer and injunctive relief. These proceedings and matters are at varying procedural stages and the Company may engage in settlement discussions on certain matters in order to avoid the additional costs of engaging in litigation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, the Company’s recorded liability associated with legal and regulatory contingencies was $114 million and is presented in Other liabilities in the Consolidated Balance Sheets. Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible losses cannot be estimated for all matters.  For matters where the Company can estimate the range, the Company believes reasonably possible losses in excess of recorded liability may be up to $85 million in aggregate as of December 31, 2016.

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

CFPB Enforcement Action.  In January 2014, the Bureau of Consumer Financial Protection (the "CFPB") initiated an administrative proceeding alleging that the Company’s reinsurance activities, including its mortgage insurance premium ceding practices, have violated certain provisions of RESPA and other laws enforced by the CFPB.  Through its reinsurance subsidiaries, the Company assumed risk in exchange for premiums ceded from primary mortgage insurance companies.

In June 2015, the Director of the CFPB issued a final order requiring the Company to pay $109 million, based upon the gross reinsurance premiums the Company received on or after July 21, 2008. Subsequently, the Company filed an appeal to the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals").

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
In February 2017, the Court of Appeals granted the CFPB's request to rehear the case en banc. Arguments in the appeal are currently scheduled for May 2017.
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

As of December 31, 2016, the Company included an estimate of probable losses in connection with the MMC matter in the recorded liability.

In the fourth quarter of 2016, the Company entered into a consent order with the New York Department of Financial Services (the "NYDFS") to close out pending examination report findings, including New York findings stemming from the MMC examination. Under the terms of the order, the Company paid a civil monetary penalty of $28 million in the fourth quarter of 2016, will engage an independent third-party auditor for a period of 12 months, and will conduct a review of a sample of loans originated from 2008 to 2014 to review certain origination practices and disclosures.

HUD Subpoenas. The Company has received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) requesting production of certain documents related to, among other things, the Company’s origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”) during the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has been cooperating in this investigation since its receipt of the subpoenas in 2013, and certain current and former employees of the Company have been deposed in connection with this matter. The Company is continuing its discussions with HUD about the ongoing investigation. As of December 31, 2016, the Company included an estimate of probable losses in connection with this matter in the recorded liability.

Lender-Placed Insurance. The Company is currently subject to pending litigation alleging that its servicing practices around lender-placed insurance were not in compliance with applicable laws.  Through its mortgage subsidiary, the Company did have certain outsourcing arrangements for the purchase of lender-placed hazard insurance for borrowers whose coverage had lapsed.  The Company believes that it has meritorious defenses to these allegations; however, in January 2017, the Company entered into an agreement to settle outstanding litigation relating to this matter. The settlement is subject to court approval. The Company’s recorded estimate of probable losses as of December 31, 2016 for this matter was not materially different than the losses it expects to incur in connection with the resolution.

Other Subpoenas and Investigations.  The Company has received document subpoenas from the U.S. Attorney’s Offices for the Southern and Eastern Districts of New York. The subpoenas requested production of certain documents related to, among other things: (i) foreclosure expenses that the Company incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac and (ii) the origination and underwriting of loans sold pursuant to programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. In July 2016, the U.S. Attorney’s Office for the Eastern District of New York requested production of additional documents responsive to the subpoenas. There can be no assurance that claims or litigation will not arise from these inquiries, or that fines and penalties, as well as other consumer or injunctive relief, will not be incurred in connection with any of these matters.

In addition, in October 2014, the Company received a document subpoena from the Office of the Inspector General of the Federal Housing Financing Agency (the “FHFA”) requesting production of certain documents related to, among other things, its origination, underwriting and quality control processes for loans sold to Fannie Mae and Freddie Mac.  While the FHFA, as regulator and conservator for Fannie Mae and Freddie Mac, does not have regulatory authority over the Company or its subsidiaries, there can be no assurance that Fannie Mae and/or Freddie Mac will not assert additional claims as a result of this inquiry.

Net Worth Requirements

In addition to the capital requirements of the Company as outlined in Note 11, 'Debt and Borrowing Arrangements', certain subsidiaries of the Company are subject to various regulatory capital requirements as a result of their mortgage origination and servicing activities.  The Company’s wholly owned subsidiary, PHH Mortgage Corporation (“PHH Mortgage”), is subject to various regulatory capital requirements administered by the Department of Housing and Urban Development (“HUD”), which governs non-supervised, direct endorsement mortgagees, and Ginnie Mae, Fannie Mae and Freddie Mac, which sponsor programs that govern a significant portion of PHH Mortgage's mortgage loans sold and servicing activities.  Additionally, PHH Mortgage is required to maintain minimum net worth requirements for many of the states in which it sells and services loans.  Each state has its own minimum net worth requirement; however, none of the state requirements are material to its financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Among PHH Mortgage’s various capital requirements related to its outstanding mortgage origination and servicing agreements and other third-party agreements, including debt covenants, the most restrictive of these requires PHH Mortgage to maintain a minimum net worth balance of $670 million as of December 31, 2016.  As of December 31, 2016, PHH Mortgage’s actual net worth was $672 million and the Company was in compliance with the requirements. The Company intends to negotiate revised required capital levels as part of its first quarter 2017 facility renewals.

Lease and Purchase Commitments

The Company is committed to making rental payments under noncancelable operating related to various facilities and equipment. As of December 31, 2016, the Company did not have any significant capital lease obligations. In addition, during the normal course of business, various commitments are made to purchase goods or services from specific suppliers, including those related to capital expenditures.

During the years ended December 31, 2016, 2015, and 2014, rental expense of $22 million, $22 million, and $20 million, respectively, was recorded in Occupancy and other office expenses in the Consolidated Statements of Operations.

The following table summarizes the Company’s commitments as of December 31, 2016:

	Future Minimum Operating Lease Payments(1)	Purchase Commitments
	(In millions)
2017	$18	$29
2018	16	1
2019	13	1
2020	12	—
2021	11	—
Thereafter	12	—
Total	$82	$31
________________

(1)	Excludes $7 million of minimum sublease income due in the future under noncancelable subleases.

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

Representations and Warranties.  See Note 14, 'Credit Risk' for a discussion of the representations and warranties that are provided to purchasers and insurers on a significant portion of loans sold and those that are assumed on purchased mortgage servicing rights.

Guarantees related to Mortgage Warehouse Debt.  In connection with certain Mortgage warehouse borrowing arrangements, the Company has entered into agreements to unconditionally and irrevocably guarantee payment on the obligations of its subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Stock-Related Matters
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

Accelerated Share Repurchase Programs.  In 2014, the Company entered into two separate ASR agreements to repurchase an aggregate of $200 million of PHH’s Common stock pursuant to a Collared ASR agreement and an Uncollared ASR agreement.  In 2014, the Company received 6,962,695 shares upfront based upon the minimum share delivery under the collared agreement and 80% share delivery under the Uncollared agreement based upon the stock price at inception. The Company completed both ASR programs after the Company received the final 1,574,252 shares in March 2015.

Open Market Purchases.  In November 2015, the Company commenced a $100 million open market share repurchase program and for the year ended December 31, 2015, the Company paid $77 million to retire 4,841,267 shares under the program. In January 2016, the Company paid $23 million to retire 1,508,772 additional shares to complete the $100 million open market program. There was no additional share repurchase activity for the year ended December 31, 2016. The Board of Directors' authorization for open market share repurchases expired on December 31, 2016, and there are no remaining authorizations.

Restrictions on Share-Related Payments
As of December 31, 2016, the Company is not prohibited in its ability to make share-related payments including the declaration and payment of dividends, the repurchase of Common stock, or making any distribution on account of its Common stock. The provisions of the Company's debt arrangements, capital requirements of the Company's operating subsidiaries and other legal requirements and regulatory constraints may restrict the Company from making such share-related payments.

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
Limitations in the amount of share-related payments that can be distributed by the Company due to maintaining compliance with the financial covenants contained in certain subsidiaries’ mortgage warehouse funding agreements, including but not limited to: (i) the maintenance of net worth of at least $750 million on the last day of each fiscal quarter; and (ii) a ratio of unsecured indebtedness to tangible net worth of no greater than 1.25 to 1.

In addition, the Company is limited in the amount of share-related payments that can be distributed due to capital that is required to be maintained at its subsidiaries.  The amount of intercompany dividends, share-related payments and other fund transfers that certain of the Company’s subsidiaries can declare or distribute to the Company or to other consolidated subsidiaries (and ultimately to the Company) is limited due to provisions of their debt arrangements, capital requirements, and other legal requirements and regulatory constraints.  The aggregate restricted net assets of these subsidiaries totaled $772 million as of December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Stock-Based Compensation

The PHH Corporation 2014 Equity and Incentive Plan (the “Plan”) governs awards of share based compensation.  The plan allows awards in the form of stock options, stock appreciation rights, restricted stock units and other stock- or cash-based awards.  The aggregate number of shares of PHH Common stock available to be issued under the Plan is 8,567,433, of which 5,814,648 were still available for grant as of December 31, 2016. The Company's outstanding awards consist of the following:

•
Stock Options are granted with exercise prices at the fair market value of the Company’s shares of Common stock, which is considered equal to the closing share price on the date of grant. Stock option awards have a maximum contractual term of ten years from the grant date.

•
Restricted stock units (“RSUs”) are classified as equity awards and include service-based, performance-based and market-based restricted stock units to purchase shares of Common stock. RSUs entitle employees to receive one share of the Company's Common stock upon the vesting of each RSU.

•
Restricted cash units (“RCUs”) are classified as liability awards and include service-based, performance-based and market-based restricted cash units to be settled in cash under the Plan. RCUs entitle employees to receive a cash payout equal to the closing share price (on the vesting date) of one share of common stock for each unit granted.

The following table summarizes expense recognized in Salaries and related expenses in the Consolidated Statements of Operations related to stock-based compensation arrangements:

	Year Ended December 31,
	2016	2015	2014
		(In millions)
Stock-based compensation expense for equity awards	$9	$9	$8
Stock-based compensation expense for liability awards	1	2	4
Income tax benefit related to stock-based compensation expense	(4)	(4)	(5)
Stock-based compensation expense, net of income taxes	$6	$7	$7

Equity Awards

Awards granted by the Company under the Plan that are expected to be settled in shares of its Common stock include Stock Options and RSUs. All outstanding and unvested stock options and RSUs have vesting conditions pursuant to a change in control. In addition, RSUs are granted to non-employee Directors as part of their compensation for services rendered as members of the Company’s Board of Directors. New shares of Common stock are issued to employees and Directors to satisfy the stock option exercise and RSU conversion obligations.

Stock Options

There were no options granted during the years ended December 31, 2016, 2015 or 2014. The following table summarizes stock option activity for the year ended December 31, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2016	1,077,876	$17.79
Forfeited or expired	(176,566)	17.49
Outstanding at December 31, 2016	901,310	$17.85	5.5	$—
Exercisable at December 31, 2016 (1)	901,310	$17.85	5.5	$—
 _____________________

(1)	Option awards became fully-vested during 2016 and there is no amount of unrecognized compensation cost related to outstanding stock options as of December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no options exercised during the year ended December 31, 2016. The intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $1 million and $2 million, respectively.

Restricted Stock Units

RSUs are granted with vesting conditions based on fulfillment of a service condition (generally up to three years from the grant date) and may also require achievement of certain operating performance criteria or achievement of certain market-based targets associated with the Company's stock price.

Expense for equity-based awards with market or service conditions is recognized over the service period based on the grant-date fair value of the award, net of estimated forfeitures, whereas expense for awards with performance conditions is recognized over the service period based on the expected achievement of the performance conditions. As of December 31, 2016, there was $14 million of unrecognized compensation cost related to outstanding and unvested equity-based RSUs expected to be recognized over a weighted-average period of 2.1 years.

The following tables summarize restricted stock unit activity for the year ended December 31, 2016:

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Performance-based & Market-based RSUs
Outstanding at January 1, 2016	429,144	$14.04
Granted	394,952	13.01
Forfeited	(1,799)	18.67
Canceled due to non-achievement of performance or market condition	(196,989)	13.17
Outstanding at December 31, 2016	625,308	$13.65
RSUs expected to be converted into shares of Common stock (1)	272,043	$13.01

Service-based RSUs
Outstanding at January 1, 2016	347,872	$22.33
Granted (2)	684,679	13.49
Forfeited	(1,760)	24.24
Converted	(145,674)	22.36
Outstanding at December 31, 2016	885,117	$15.48
RSUs expected to be converted into shares of Common stock	884,240	$15.47
_____________________

(1)
The performance criteria impact the number of awards that may vest. The number of RSUs related to these performance and market-based awards represents the expected number to be earned based upon if the contingency was met as of December 31, 2016.

(2)	Includes 50,522 RSUs earned by non-employee Directors for services rendered as members of the Board of Directors.

In 2016, 2015 and 2014, certain executives were awarded RSUs with market-based vesting conditions with weighted-average grant-date fair value of $13.01, $18.67 and $11.32, respectively.  The weighted-average grant-date fair value of these market-based RSUs was estimated using a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Grant date stock price	$13.00	$24.24	$22.93
Risk-free interest rate	1.09%	0.94%	0.94%
Expected volatility	45.7%	30.2%	35.3%
Dividend yield	—	—	—

The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the RSUs.  The expected volatility was based on historical volatility of the Company’s Common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of RSUs converted into shares of Common stock was $2 million for each of the years ended December 31, 2016, 2015 and 2014.

Liability Awards

RCU awards granted by the Company under the Plan that are expected to be settled in cash are recorded as liabilities within Accounts payable and accrued expenses in the Consolidated Balance Sheets. RCUs are settled with a cash payment for each unit vested based on the closing share price on the vesting date and generally vest over three years beginning on the first anniversary of the date of grant.

Expense for liability awards is recognized based on a re-measurement of the fair value of the awards at the end of each reporting period, including an estimate of the expected achievement of market or performance conditions, if any. As of December 31, 2016, there was an insignificant amount of unrecognized compensation cost related to outstanding and unvested liability-based RCUs that are expected to vest and be recognized over a weighted-average period of 1.2 years.

As of December 31, 2016 and 2015, $1 million and $5 million, respectively, is accrued related to the expected payout for liability awards within Accounts payable and accrued expenses in the Consolidated Balance Sheets. The total amount of cash paid for share-based liability awards was $3 million and $4 million for the years ended December 31, 2016 and 2015, respectively.

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

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  The assessment also includes consideration of identifying the valuation approach that would be used currently by market participants.  If it is determined that a change in valuation technique or its application is appropriate, or if there are other changes in availability of observable data or market activity, the current methodology will be analyzed to determine if a transfer between levels of the valuation hierarchy is appropriate.  Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs. There have been no changes in valuation methodologies and classification pursuant to the valuation hierarchy during the years ended December 31, 2016 or 2015.

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of December 31, 2016 or 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

The following summarizes the fair value hierarchy for instruments measured at fair value on a recurring basis:

	December 31, 2016
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
			(In millions)
ASSETS
Mortgage loans held for sale	$—	$636	$47	$—	$683
Mortgage servicing rights	—	—	690	—	690
Other assets—Derivative assets:
Interest rate lock commitments	—	—	18	—	18
Forward delivery commitments	—	14	—	(12)	2
MSR-related agreements	—	19	—	(18)	1
Option contracts	—	1	—	(1)	—
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$4	$—	$1	$5
MSR-related agreements	—	65	—	(53)	12
Option contracts	—	—	—	1	1

	December 31, 2015
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
			(In millions)
ASSETS
Mortgage loans held for sale	$—	$704	$39	$—	$743
Mortgage servicing rights	—	—	880	—	880
Other assets—Derivative assets:
Interest rate lock commitments	—	—	21	—	21
Forward delivery commitments	—	3	—	(2)	1
MSR-related agreements	—	27	—	(23)	4
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$2	$—	$—	$2

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

The following table reflects the difference between the carrying amounts of MLHS measured at fair value, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity:

	December 31, 2016		December 31, 2015
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$683	$7	$743	$9
Aggregate unpaid principal balance	687	10	738	11
Difference	$(4)	$(3)	$5	$(2)

The following table summarizes the components of Mortgage loans held for sale:

	December 31,
	2016	2015
	(In millions)
First mortgages:
Conforming	$531	$616
Non-conforming	105	88
Total first mortgages	636	704
Second lien	3	4
Scratch and Dent	44	35
Total	$683	$743

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

A key assumption in the estimate of the fair value of MSRs is forecasted prepayments. A third-party model is used as a basis to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. Prepayment rates used in the development of expected future cash flows are based on historical observations of prepayment behavior in similar periods, comparing current mortgage interest rates to the mortgage interest rates in the servicing portfolio. The rates incorporate loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of the capitalized loan servicing portfolio to refinance if interest rates decline and estimated levels of home equity. On a quarterly basis, assumptions used in estimating fair value are validated against a number of third-party sources, which may include peer surveys, MSR broker surveys, third-party valuations and other market-based sources. The December 31, 2016 determination of fair value includes calibration of our valuation model considering the pricing associated with the MSR agreements executed in the fourth quarter of 2016. See Note 5, 'Transfers and Servicing of Mortgage Loans' for further discussion of the MSR sale commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize certain information regarding the initial and ending capitalization rate of MSRs:

	Year Ended December 31,
	2016	2015
Initial capitalization rate of additions to MSRs	1.02%	1.14%

	December 31,
	2016	2015
Capitalization servicing rate	0.82%	0.89%
Capitalization servicing multiple	2.9	3.1
Weighted-average servicing fee (in basis points)	28	29

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	December 31,
	2016	2015
Weighted-average prepayment speed (CPR)	9.2%	9.1%
Option adjusted spread, in basis points (OAS)	1,430	977
Weighted-average delinquency rate	5.1%	5.3%

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	December 31, 2016
	Weighted- Average Prepayment Speed	Option Adjusted Spread	Weighted- Average Delinquency Rate
	(In millions)
Impact on fair value of 10% adverse change	$(20)	$(32)	$(11)
Impact on fair value of 20% adverse change	(38)	(57)	(22)

These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations or from the MSR sale commitments discussed in the preceding section.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  See Note 6, 'Derivatives' for additional information regarding derivative instruments.

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

The average pullthrough percentage used in measuring the fair value of IRLCs as of December 31, 2016 and 2015 was 77% and 74%, respectively. The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

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

Level Three Measurements

Instruments classified within Level Three of the fair value hierarchy contain significant inputs to the valuation that are based upon unobservable inputs that reflect the Company’s assessment of the assumptions a market participant would use in pricing the asset or liability.  The fair value of assets and liabilities classified within Level Three of the valuation hierarchy also typically includes observable factors, and the realized or unrealized gain or loss recorded from the valuation of these instruments would also include amounts determined by observable factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Year Ended December 31,
	2016			2015
	MLHS	MSRs	IRLCs, net	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$39	$880	$21	$42	$1,005	$22
Purchases, Issuances, Sales and Settlements:
Purchases	13	—	—	28	—	—
Issuances	6	60	—	5	101	—
Sales	(24)	(12)	—	(33)	(39)	—
Settlements	(11)	—	(318)	(10)	—	(262)
	(16)	48	(318)	(10)	62	(262)
Realized and unrealized gains (losses) included in:
Gain on loans held for sale, net	(1)	—	315	1	—	261
Change in fair value of MSRs	—	(238)	—	—	(187)	—
Interest income	3	—	—	5	—	—
	2	(238)	315	6	(187)	261
Transfers into Level Three	42	—	—	38	—	—
Transfers out of Level Three	(20)	—	—	(37)	—	—
Balance, end of period	$47	$690	$18	$39	$880	$21

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

Unrealized gains (losses) included in the Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Consolidated Balance Sheets were as follows:

	Year Ended December 31,
	2016	2015
	(In millions)
Gain on loans held for sale, net	$11	$17
Change in fair value of mortgage servicing rights	(100)	(18)

Fair Value of Other Financial Instruments

As of December 31, 2016 and 2015, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents, Accounts receivable, Restricted cash and Servicing advance receivables, the carrying value approximates fair value due to the short-term nature of such instruments.

Debt.  As of both December 31, 2016 and 2015, the total fair value of Debt was $1.3 billion, and is measured using Level Two inputs. As of December 31, 2016, the fair value was estimated using the following valuation techniques: (i) $623 million was measured using a market based approach, considering the current market pricing of recent trades for similar instruments or the current expected ask price for the Company’s debt instruments; and (ii) $655 million was measured using observable spreads and terms for recent pricing of similar instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Recurring Fair Value Measurements

Other Assets — Equity method investments. In the fourth quarter of 2016, the Company evaluated its equity method investment of Speedy Title and Appraisal Review Services LLC ("STARS") for impairment as a result of the negative impact the PLS exit will have on STARS operating results.  The exit of the PLS channel will significantly reduce STARS appraisal volume and its projected cash flows. Due to the uncertainty of the cash flows associated with an income approach, the Company performed the assessment of fair value based on an orderly liquidation of the entity.  This assessment resulted in an impairment charge of $23 million, which was recorded in Other (loss) income during the year ended December 31, 2016.

There was no impairment charge recorded during the year ended December 31, 2015.

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

During the years ended December 31, 2016 and 2015, Repurchase and foreclosure-related charges totaled $19 million and $6 million, respectively.  These amounts were recorded in Other operating expenses and include changes in the estimate of losses related to loan repurchases and indemnifications in addition to the provision for or benefit from valuation adjustments for mortgage loans in foreclosure and REO. See Note 14, 'Credit Risk' and Note 8, 'Other Assets' for further information regarding the balances of mortgage loans in foreclosure, REO, and exposures to loan repurchases and indemnifications.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities of significant variable interest entities are included in the Consolidated Balance Sheets as follows:

	December 31, 2016		December 31, 2015
	PHH Home Loans	Servicing Advance Receivables Trust	PHH Home Loans	Servicing Advance Receivables Trust
	(In millions)
ASSETS
Cash	$67	$—	$80	$—
Restricted cash	5	19	5	13
Mortgage loans held for sale	350	—	389	—
Accounts receivable, net	9	—	5	—
Servicing advances, net	—	150	—	157
Property and equipment, net	1	—	1	—
Other assets	11	1	11	1
Total assets	$443	$170	$491	$171
Assets held as collateral (1)	$320	$169	$361	$170

LIABILITIES
Accounts payable and accrued expenses	$11	$—	$14	$—
Debt	300	99	345	111
Other liabilities	5	—	6	—
Total liabilities (2)	$316	$99	$365	$111

___________________

(1)	Represents amounts not available to pay the Company’s general obligations. See Note 11, 'Debt and Borrowing Arrangements' for further information.

(2)	Excludes intercompany payables.

In addition to the assets and liabilities of significant variable interest entities that were consolidated as outlined above, the Company had the following involvement with these entities as of and for the years ended December 31:

	Net income (loss)(1)
	2016	2015	2014
	(In millions)
PHH Home Loans	$16	$28	$16
Servicing Advance Receivables Trust	(4)	(5)	(5)

	PHH Corporation Investment(2)		Intercompany receivable(2)
	2016	2015	2016	2015
	(In millions)
PHH Home Loans	$57	$57	$13	$14
Servicing Advance Receivables Trust	83	69	—	—

_________________

(1)	Includes adjustments for the elimination of intercompany transactions.

(2)	Amounts are eliminated in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PHH Home Loans

See Note 23, 'Subsequent Events' for information on agreements related to PHH Home Loans that were executed in February 2017, specific to the Company's plans to sell certain assets of PHH Home Loans and exit the existing joint venture relationship.

Purpose and Structure. The Company owns 50.1% of PHH Home Loans and Realogy Corporation owns the remaining 49.9%. The operations of PHH Home Loans are governed by the PHH Home Loans Operating Agreement.  PHH Home Loans was formed for the purpose of originating and selling mortgage loans primarily sourced through Realogy’s owned real estate brokerage business, NRT, and corporate relocation business, Cartus.  All loans originated by PHH Home Loans are sold to unaffiliated third-party investors or PHH Mortgage, in all cases at arm’s length terms. The PHH Home Loans Operating Agreement provides that at least 15% of the total loans originated by PHH Home Loans are sold to unaffiliated third party investors. PHH Home Loans does not hold any mortgage loans for investment purposes or retain mortgage servicing rights.

During the years ended December 31, 2016, 2015 and 2014, PHH Home Loans originated residential mortgage loans of $7.1 billion, $7.9 billion and $7.4 billion, respectively, and PHH Home Loans brokered or sold $2.0 billion, $2.7 billion and $3.3 billion, respectively, of mortgage loans to the Company under the terms of a loan purchase agreement.  For the year ended December 31, 2016, 20% of the mortgage loans originated by the Company were derived from Realogy Corporation’s affiliates, of which 96% were originated by PHH Home Loans.  As of December 31, 2016, the Company had outstanding commitments to purchase or fund $97 million of mortgage loans and lock commitments expected to result in closed mortgage loans from PHH Home Loans.

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

Realogy’s ownership interest is presented in the Consolidated Financial Statements as a noncontrolling interest. The Company’s determination of the primary beneficiary was based on both quantitative and qualitative factors, which indicated that its variable interests will absorb a majority of the expected losses and receive a majority of the expected residual returns of PHH Home Loans. The Company has maintained the most significant variable interests in the entity, which include the majority ownership of common equity interests, the outstanding Intercompany Line of Credit, PHH Home Loans Loan Purchase and Sale Agreement and the Management Services Agreement. The Company has been the primary beneficiary of PHH Home Loans since its inception, and there have been no current period events that would change the decision regarding whether or not to consolidate PHH Home Loans.

Contributions and Distributions.  PHH Home Loans is financed through equity contributions, sales of mortgage loans to PHH Mortgage and other investors, and secured and unsecured subordinated indebtedness. The Company did not make any capital contributions to support the operations of PHH Home Loans during the years ended December 31, 2016, 2015 and 2014.  The Company is not solely obligated to provide additional financial support to PHH Home Loans.

Subject to certain regulatory and financial covenant requirements, net income generated by PHH Home Loans may be distributed quarterly to its members pro rata based upon their respective ownership interests. PHH Home Loans may also require additional capital contributions from the Company and Realogy under the terms of the Operating Agreement if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of PHH Home Loans or its subsidiaries. Distributions received from PHH Home Loans were $8 million, $10 million and $4 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Other Support. The Company maintains an unsecured subordinated Intercompany Line of Credit with PHH Home Loans with $60 million in available capacity as of December 31, 2016.  This indebtedness is not collateralized by the assets of PHH Home Loans. The Company has extended the subordinated financing to increase PHH Home Loans’ capacity to fund mortgage loans and to support certain covenants of the entity. There were no borrowings under this Intercompany Line of Credit during the years ended December 31, 2016 and 2015.

Realogy Agreements. Unless terminated earlier, the Company's relationship with Realogy continues until January 31, 2055.  However, beginning on February 1, 2015 under the PHH Home Loans Operating Agreement, Realogy has the right at any time to give us two years notice of their intent to terminate their interest in PHH Home Loans. In addition, the Strategic Relationship

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement and the PHH Home Loans Operating Agreement outline certain terms and events that give Realogy the right to terminate the joint venture for cause.

Upon Realogy’s termination of the joint venture, whether for cause or upon two years’ notice without cause, Realogy will have the right either: (i) to require that the Company purchase their interest in PHH Home Loans at fair value, plus, in certain cases, liquidated damages or (ii) to cause the Company to sell its interest in PHH Home Loans to an unaffiliated third party designated by Realogy at fair value plus, in certain cases, liquidated damages. In the case of a termination by Realogy following a change in control of PHH, the Company may be required to make a cash payment to Realogy in an amount equal to PHH Home Loans’ trailing 12 months net income multiplied by 2 years.

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

Servicing Advance Receivables Trust

In 2014, PHH Servicer Advance Receivables Trust (“PSART”) and PHH Servicer Advance Funding Depositor, LLC (the “Depositor”) (collectively, the “Servicing Advance Receivables Trust”) were formed.  PSART is a special purpose bankruptcy remote trust and was formed for the purpose of issuing asset-backed notes secured by servicing advance receivables.  The Company, the Depositor and PSART entered into a Receivables Purchase and Contribution Agreement under which the Company has conveyed (and may in the future convey) to the Depositor the contractual right to the reimbursement of certain mortgage loan servicing advances made by the Company related to its servicing activities.  The Depositor in turn sells the servicing advances to PSART.  The Company has been the primary beneficiary of PSART and the Depositor since its inception, based on their nature and purpose, and there have been no current period events that would change that conclusion.

PSART has entered into an agreement to issue asset-backed notes as further discussed in Note 11, 'Debt and Borrowing Arrangements'.  Certain capital transactions are executed between the Company and the Depositor whereby PHH Mortgage contributes receivables to the Depositor and receives distributions upon the issuance of notes or the leveraging of note series.  During the year ended December 31, 2016, PHH Mortgage contributed Accounts receivable of $575 million to the Depositor, and received distributions of $560 million.

20. Related Party Transactions

Thomas P. Gibbons, one of the Company’s Directors, is Vice Chairman and Chief Financial Officer of the Bank of New York Mellon Corporation, the Bank of New York Mellon, and BNY Mellon, N.A. (collectively “BNY Mellon”).  The Company has certain relationships with BNY Mellon, including financial services, commercial banking and other transactions. BNY Mellon functions as the custodian for loan files and functions as the indenture trustee on the Senior notes due in 2019 and 2021 and the Servicing advance facility.  The Company also executes forward loan sales agreements and certain MSR-related derivative agreements with BNY Mellon.  These transactions were entered into in the ordinary course of business upon terms, including interest rate and collateral, substantially the same as those prevailing at the time. The fees paid to BNY Mellon, including interest expense, during the years ended December 31, 2016, 2015 and 2014 were not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s operations are located in the U.S. The results of the Fleet business have been excluded from continuing operations and segment results for all periods presented. See Note 3, 'Discontinued Operations' for additional information.

The heading Other includes expenses that are not allocated back to the two reportable segments and for 2014, includes certain general corporate overhead expenses that were previously allocated to the Fleet business. Management evaluates the operating results of each of the reportable segments based upon Net revenues and Segment profit or loss, which is presented as the Income or loss from continuing operations before income tax expense or benefit and after Net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy Corporation’s noncontrolling interest in the profit or loss of PHH Home Loans.

Segment results as of and for the years ended December 31 were as follows:

	Total Assets
	2016	2015
	(In millions)
Mortgage Production segment	$913	$1,036
Mortgage Servicing segment	1,428	1,802
Other	834	804
Total	$3,175	$3,642

	Net Revenues			Segment (Loss) (1)
	2016	2015	2014	2016	2015	2014
	(In millions)
Mortgage Production segment	$539	$586	$465	$(53)	$(47)	$(141)
Mortgage Servicing segment	83	198	163	(223)	(131)	(103)
Other	—	6	11	(37)	(49)	(46)
Total	$622	$790	$639	$(313)	$(227)	$(290)
______________

(1)	The following is a reconciliation of Income or loss from continuing operations before income taxes to Segment profit or loss:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Loss before income taxes	$(304)	$(213)	$(284)
Less: net income attributable to noncontrolling interest	9	14	6
Segment loss	$(313)	$(227)	$(290)

	Interest Income			Interest Expense
	2016	2015	2014	2016	2015	2014
	(In millions)
Mortgage Production segment	$32	$40	$38	$22	$45	$77
Mortgage Servicing segment	11	4	4	53	45	53
Total	$43	$44	$42	$75	$90	$130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Selected Quarterly Financial Data—(unaudited)

The following tables present selected unaudited quarterly financial data:

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(In millions, except per share data)
Net revenues	$157	$196	$197	$72
Loss before income taxes	(49)	(20)	(29)	(206)
Net loss	(30)	(9)	(21)	(133)
Net loss attributable to PHH Corporation	(30)	(12)	(27)	(133)

Basic and Diluted loss per share attributable to PHH Corporation	$(0.56)	$(0.22)	$(0.50)	$(2.49)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In millions, except per share data)
Net revenues	$261	$237	$169	$123
Income (loss) before income taxes	31	(74)	(87)	(83)
Net income (loss)	23	(56)	(47)	(51)
Net income (loss) attributable to PHH Corporation	21	(62)	(50)	(54)

Earnings (loss) per share attributable to PHH Corporation:
Basic	$0.40	$(1.20)	$(0.84)	$(0.92)
Diluted	$0.34	$(1.20)	$(0.84)	$(0.92)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Subsequent Events

PHH Home Loans Transactions

In February 2017, the Company announced it has entered into agreements to sell certain assets of PHH Home Loans and its subsidiaries, including its mortgage origination and processing centers and the majority of its employees. PHH Home Loans is a joint venture between the Company and Realogy Corporation, which provides mortgage origination services for brokers associated with brokerages owned or franchised by Realogy Corporation, and represented substantially all of our Real Estate channel, and 20% of the Company’s total mortgage production volume (based on dollars) for the year ended December 31, 2016.

The execution of these transactions is subject to closing conditions as set forth in the agreements, including PHH shareholder approval, the execution of a portion of the New Residential MSR sales, the receipt of agency approvals and the acceptance by a specified percentage of PHH Home Loans employees (including loan originators) of employment offers from the buyer, among other conditions. After the completion of these transactions, the Company would no longer operate through its Real Estate channel.

Agreements related to these intended transactions include:

Asset sale transactions. On February 15, 2017, the Company entered into an agreement to sell certain assets of our PHH Home Loans joint venture to Guaranteed Rate Affinity, LLC, which is a newly formed joint venture formed by subsidiaries of Realogy Holdings Corp. and Guaranteed Rate, Inc.

JV Interests Purchase. In connection with the asset sale agreements, PHH entered into an agreement to purchase Realogy's 49.9% ownership interests in the PHH Home Loans joint venture, for an amount equal to their interest in the residual equity of PHH Home Loans after the final closing of the Asset sale transactions.

At the completion of the above described transactions, the Company expects to receive or pay amounts to resolve the remaining assets and liabilities of the PHH Home Loans legal entity. If consummated, the Company would expect to close this transaction by the end of 2017 and estimates that it will receive proceeds of $92 million in connection with these transactions.

The Company did not recognize any amounts in the December 31, 2016 financial statements related to the PHH Home Loans transactions. Refer to Note 19, 'Variable Interest Entities' for further information about PHH Home Loans' structure and relationship with Realogy.

Other

See Note 2, 'Exit Costs' for information regarding exit costs of the Company's reorganization plans that were announced in February 2017.

See Note 5, 'Transfers and Servicing of Mortgage Loans' for information regarding the initial sale of GNMA MSRs under the Lakeview agreement that closed in February 2017.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2016	2015	2014
REVENUES
Other income	$—	$6	$11
Interest income	3	3	—
Net revenues	3	9	11
EXPENSES
Salaries and related expenses	61	54	67
Interest expense	45	58	95
Depreciation and amortization	5	5	9
Professional and third-party service fees	99	109	62
Technology equipment and software expenses	21	18	18
Exit and disposal costs	8	—	—
Other operating expenses	12	44	32
Total expenses before allocation	251	288	283
Corporate overhead allocation to subsidiaries	(169)	(175)	(131)
Unsecured interest expense allocation to subsidiaries	(42)	(55)	(95)
Total expenses	40	58	57
Loss before income taxes and equity in loss of subsidiaries	(37)	(49)	(46)
Income tax benefit	(12)	(23)	(13)
Loss before equity in loss of subsidiaries	(25)	(26)	(33)
Equity in loss of subsidiaries, excluding discontinued operations	(177)	(119)	(158)
Loss from continuing operations, net of tax	(202)	(145)	(191)
Income from discontinued operations, net of tax	—	—	272
Net (loss) income	$(202)	$(145)	$81
Other comprehensive income (loss), net of tax:
Currency translation adjustment	—	—	(22)
Change in unfunded pension liability, net	—	1	(5)
Total other comprehensive income (loss), net of tax	—	1	(27)
Total comprehensive (loss) income	$(202)	$(144)	$54

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED BALANCE SHEETS
(In millions)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$783	$745
Restricted cash	11	10
Accounts receivable, net	5	5
Due from subsidiaries	212	273
Investment in subsidiaries	721	881
Property and equipment, net	13	12
Other assets	37	76
Total assets	$1,782	$2,002

LIABILITIES
Accounts payable and accrued expenses	$65	$50
Debt, net	607	615
Other liabilities	18	19
Total liabilities	690	684
Commitments and contingencies

EQUITY
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	887	911
Retained earnings	214	416
Accumulated other comprehensive loss	(10)	(10)
Total PHH Corporation stockholders’ equity	1,092	1,318
Total liabilities and equity	$1,782	$2,002

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014

Net cash provided by (used in) operating activities	$22	$(19)	$(522)

Cash flows from investing activities:
Net decrease in amounts due from subsidiaries	47	10	—
Purchases of property and equipment	(7)	(8)	(5)
(Increase) decrease in restricted cash	(1)	(1)	1
Proceeds from sale of business, net of transaction costs	—	—	1,369
Purchases of certificates of deposit	—	—	(250)
Proceeds from maturities of certificates of deposit	—	—	250
Net cash provided by investing activities	39	1	1,365

Cash flows from financing activities:
Net cash (used in) provided by consolidated subsidiaries	—	—	(69)
Principal payments on unsecured borrowings	—	(245)	(435)
Cash tender premiums for convertible debt	—	(30)	—
Issuances of Common stock	—	2	10
Repurchase of Common stock	(23)	(77)	(200)
Other, net	—	(2)	(3)
Net cash used in financing activities	(23)	(352)	(697)
Net increase (decrease) in Cash and cash equivalents	38	(370)	146
Cash and cash equivalents at beginning of period	745	1,115	969
Cash and cash equivalents at end of period	$783	$745	$1,115

Supplemental Disclosure of Cash Flows Information:
Payments for debt retirement premiums	$—	$—	$22
Interest payments	42	49	83
Income tax (refunds) payments, net	(29)	9	534

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	PHH Corporation and Subsidiaries			PHH Corporation
	2016	2015	2014	2016	2015	2014
	(In millions)
Deferred tax valuation allowance:
Balance, beginning of period	$46	$35	$26	$11	$5	$5
Additions:
Charged to costs and expenses	5	10	5	2	6	2
Charged to other accounts	(7)	1	4	(2)	—	—
Reductions	—	—	—	—	—	(2)
Balance, end of period	$44	$46	$35	$11	$11	$5

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-K, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2016.  The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report which is included in this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the internal control over financial reporting of PHH Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 28, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated herein by reference to the information under the headings “Executive Officers,” “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board” in our definitive Proxy Statement related to our 2017 Annual Meeting of Stockholders, which we expect to file with the Commission, pursuant to Regulation 14A, no later than 120 days after December 31, 2016 (the “2017 Proxy Statement”).

Item 11. Executive Compensation

Information required under this Item is incorporated herein by reference to the information under the headings “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” in our 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is incorporated herein by reference to the information under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” and “Board of Directors” in our 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required under this Item is incorporated herein by reference to the information under the heading “Principal Accountant Fees and Services” in our 2017 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2017.

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

Signature	Title	Date

/s/ GLEN A. MESSINA	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
Glen A. Messina

/s/ ROBERT B. CROWL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2017
Robert B. Crowl

/s/ MICHAEL R. BOGANSKY	Senior Vice President, Controller (Principal Accounting Officer)	February 28, 2017
Michael R. Bogansky

/s/ JAMES O. EGAN	Non-Executive Chairman of the Board of Directors	February 28, 2017
James O. Egan

/s/ JANE D. CARLIN	Director	February 28, 2017
Jane D. Carlin

/s/ THOMAS P. GIBBONS	Director	February 28, 2017
Thomas P. Gibbons

/s/ CHARLES P. PIZZI	Director	February 28, 2017
Charles P. Pizzi

/s/ DEBORAH M. REIF	Director	February 28, 2017
Deborah M. Reif

/s/ CARROLL R. WETZEL, JR.	Director	February 28, 2017
Carroll R. Wetzel, Jr.

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

2.1
Agreement for the Purchase and Sale of Servicing Rights, dated December 28, 2016, by and between New Residential Mortgage LLC, PHH Mortgage Corporation and, solely for the limited purposes set forth therein, PHH Corporation. (Certain of the schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but the Company undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request.)
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 28, 2016.

2.2
Asset Purchase Agreement, dated February 15, 2017, by and among Guaranteed Rate Affinity, LLC, PHH Home Loans, LLC, RMR Financial, LLC and PHH Corporation. (Certain of the schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but the Company undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request.)
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 15, 2017.

2.3
JV Interests Purchase Agreement, dated February 15, 2017, by and between Realogy Services Venture Partner LLC and PHH Corporation. (Certain of the schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but the Company undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request.)
Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on February 15, 2017.

3.1	Amended and Restated Articles of Incorporation, as amended and supplemented through June 12, 2013.	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016.

3.2	Amended and Restated By-Laws, as amended through December 17, 2015.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4.2
See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation, as amended and supplemented, and the Amended and Restated By-Laws, as amended, of the registrant defining the rights of holders of common stock of the registrant.
Incorporated by reference to Exhibit 3.1 filed herewith and Exhibit 3.2 filed herewith.

4.3	Indenture, dated as of January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 17, 2012.

4.3.1	First Supplemental Indenture, dated as of January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 17, 2012.

4.3.2	Form of 6.00% Convertible Senior Note due 2017.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on January 17, 2012.

4.3.3	Second Supplemental Indenture, dated as of August 23, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 23, 2012.

4.3.4	Form of 7.375% Senior Note due 2019.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on August 23, 2012.

Exhibit No.	Description	Incorporation by Reference

4.3.5	Third Supplemental Indenture, dated as of August 20, 2013, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2013.

4.3.6	Form of 6.375% Senior Note due 2021.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2013.

10.1	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2015.

10.2†	PHH Corporation Unanimous Written Consent of the Board of Directors effective August 18, 2010.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2010.

10.3†	PHH Corporation Management Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2010.

10.3.1†	Form of PHH Corporation Management Incentive Plan Award Notice.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 6, 2010.

10.4†	Amended and Restated 2005 Equity and Incentive Plan (as amended and restated through June 17, 2009).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2009.

10.4.1†	First Amendment to the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan, effective August 18, 2010.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 20, 2010.

10.4.2†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.4.3†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005.

10.4.4†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.4.5†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 12, 2005.

10.4.6†	Form of 2011 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 18, 2011.

10.4.7†	Form of February 2012 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2012.

10.4.8†	Form of February 2012 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 24, 2012.

10.4.9†	Form of September 2012 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 3, 2012.

10.4.10†	Form of September 2012 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 3, 2012.

Exhibit No.	Description	Incorporation by Reference

10.4.11†	Form of 2014 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.7.12 to our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 26, 2014.

10.4.12†	Form of 2014 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.7.13 to our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 26, 2014.

10.4.13†	Form of Amendment, dated as of July 11, 2014, to the Restricted Stock Unit Award Agreements.	Incorporated by reference to Exhibit 10.7.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.4.14†	Form of Amendment, dated as of July 11, 2014, to the Non-Qualified Stock Option Award Agreements.	Incorporated by reference to Exhibit 10.7.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.5†	Form of 2012 Restrictive Covenant Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2012.

10.6†	PHH Corporation 2014 Equity and Incentive Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 29, 2014.

10.6.1†	Form of 2014 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.6.2†	Form of September 2014 Restricted Stock Unit Award Notice and Agreement, as amended.	Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015.

10.6.3†	Form of October 2014 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.6.4†	Form of October 2014 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.6.5†	Form of 2015 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed on May 7, 2015.

10.6.6†	Form of 2015 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed on May 7, 2015.

10.6.7†**	Form of 2016 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed on August 9, 2016.

10.6.8†	Form of 2016 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed on August 9, 2016.

10.6.9†	Form of May 2016 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed on August 9, 2016.

10.6.10†	Form of May 2016 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed on August 9, 2016.

Exhibit No.	Description	Incorporation by Reference

10.6.11†	Form of Amendment to the 2015 Performance Restricted Stock Unit Award Pursuant to the PHH Corporation 2014 Equity and Incentive Plan	Filed herewith.

10.7†	Resolutions terminating the PHH Corporation 2014 Non-Employee Director Compensation Program.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.8†	PHH Corporation Equity Compensation Program for Non-Employee Directors.	Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015.

10.9†	Form of 2014 Restrictive Covenant Agreement.	Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.10†	PHH Corporation Tier I Severance Pay Plan.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 3, 2012.

10.10.1†	Amended and Restated Tier I Severance Pay Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2016.

10.11†	PHH Corporation Tier II Severance Pay Plan.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015.

10.12†	PHH 2015 Corporation Management Incentive Plan (Under the PHH Corporation 2014 Equity and Incentive Plan).	Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed on August 9, 2016.

10.13	Underwriting Agreement, dated August 9, 2012, by and between PHH Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Underwriters.	Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 14, 2012.

10.13.1	Underwriting Agreement, dated August 6, 2013, by and between PHH Corporation and J.P. Morgan Securities LLC, as representative of the several Underwriters.	Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 12, 2013.

10.14‡‡
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

10.15‡‡
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
Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed on November 5, 2015.

10.16‡‡	Flow Mortgage Loan Subservicing Agreement, dated as of December 28, 2016, between New Residential Mortgage LLC, as Servicing Rights Owner, and PHH Mortgage Corporation, as Servicer	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2016.

Exhibit No.	Description	Incorporation by Reference

10.17	Support Agreement, dated February 15, 2017, by and among Guaranteed Rate, Inc., Realogy Holdings Corp. and PHH Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2017.

12	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney	Incorporated by reference to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

________________
†      Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.
‡‡ Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.