Form 10-Q
period 2017-03-31
PHH CORP
filed 2017-05-10
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 3, 2017, 53,612,801 shares of PHH Common stock were outstanding.

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

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements concerning the following:

▪
our expectations related to our actions resulting from our strategic review, including the estimated impacts on our results, the timing of any such actions, our estimates of transaction, operating losses and exit costs, the amount and our expected use of any proceeds, and any other anticipated impacts on our results, client and counterparty relationships, debt arrangements, employee relations or expected value to shareholders;

▪
our expectations and projected financial results of the remaining business after executing the actions resulting from our strategic review, the market for subservicing and portfolio retention services, our competitive position, and the expected profitability and capital structure of our remaining business;

▪	the method, amounts and timing of any capital returns to shareholders;

▪	anticipated future origination volumes and loan margins in the mortgage industry;

▪	our expectations of the impacts of regulatory changes on our business;

▪	our assessment of legal and regulatory proceedings and the associated impact on our financial statements;

▪	our expectations around future losses from representation and warranty claims, and associated reserves and provisions; and

▪	the impact of the adoption of recently issued accounting pronouncements on our financial statements.
Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part II—Item 1A. Risk Factors” in this Form 10-Q, and “Part I—Item 1A. Risk Factors” in our 2016 Form 10-K and those factors described below:

▪
the effects of our strategic actions, and any associated transactions, on our business, management resources, customer, counterparty and employee relationships, capital structure and financial position;

▪
our ability to execute and complete the actions resulting from our strategic review and implement changes to meet our operational and financial objectives, including restructuring our remaining business and shared services platform, achieving our growth objectives and assumptions and resolving our legacy legal and regulatory matters;

▪
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

▪
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

▪
available excess cash from our strategic actions is dependent upon a variety of factors, including the execution of the sale of all of our MSRs, the monetization of our investment in PHH Home Loans, the successful completion of our PLS exit activities at a certain total expense, the resolution of our outstanding legal and regulatory matters and the successful completion of other restructuring and capital management activities, including any unsecured debt repayments, in accordance with our assumptions;

▪	our decisions regarding whether to use, and the use of, derivatives and hedge strategies related to our mortgage servicing rights;

▪	the effects of any termination of our subservicing agreements by any of our largest subservicing clients or on a material portion of our subservicing portfolio;

▪	the effects of market volatility or macroeconomic changes and financial market regulations on the availability and cost of our financing arrangements, the value of our assets and the housing market;

▪	the effects of changes in current interest rates on our business, the value of our mortgage servicing rights and our financing costs;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2017	2016
REVENUES
Origination and other loan fees	$44	$61
Gain on loans held for sale, net	42	48
Net loan servicing income:
Loan servicing income	62	91
Change in fair value of mortgage servicing rights	(29)	(121)
Net derivative gain related to mortgage servicing rights	—	85
Net loan servicing income	33	55
Net interest expense:
Interest income	9	9
Secured interest expense	(6)	(8)
Unsecured interest expense	(10)	(10)
Net interest expense	(7)	(9)
Other income	2	2
Net revenues	114	157

EXPENSES
Salaries and related expenses	86	90
Commissions	11	12
Loan origination expenses	9	16
Foreclosure and repossession expenses	7	7
Professional and third-party service fees	37	39
Technology equipment and software expenses	9	10
Occupancy and other office expenses	9	13
Depreciation and amortization	4	4
Exit and disposal costs	25	—
Other operating expenses	22	15
Total expenses	219	206
Loss before income taxes	(105)	(49)
Income tax benefit	(34)	(19)
Net loss	(71)	(30)
Less: net loss attributable to noncontrolling interest	(4)	—
Net loss attributable to PHH Corporation	$(67)	$(30)

Basic and Diluted loss per share attributable to PHH Corporation	$(1.26)	$(0.56)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Net loss	$(71)	$(30)

Total comprehensive loss	$(71)	$(30)
Less: comprehensive loss attributable to noncontrolling interest	(4)	—
Comprehensive loss attributable to PHH Corporation	$(67)	$(30)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$936	$906
Restricted cash	64	57
Mortgage loans held for sale	471	683
Accounts receivable, net	61	66
Servicing advances, net	599	628
Mortgage servicing rights	596	690
Property and equipment, net	32	36
Other assets	92	109
Total assets (1)	$2,851	$3,175

LIABILITIES
Accounts payable and accrued expenses	$185	$193
Subservicing advance liabilities	271	290
Debt, net	1,083	1,262
Deferred taxes, net	69	101
Loan repurchase and indemnification liability	43	49
Other liabilities	149	157
Total liabilities (1)	1,800	2,052
Commitments and contingencies (Note 10)

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 53,612,801 shares issued and outstanding at March 31, 2017; 53,599,433 shares issued and outstanding at December 31, 2016	1	1
Additional paid-in capital	886	887
Retained earnings	147	214
Accumulated other comprehensive loss(2)	(10)	(10)
Total PHH Corporation stockholders’ equity	1,024	1,092
Noncontrolling interest	27	31
Total equity	1,051	1,123
Total liabilities and equity	$2,851	$3,175

See accompanying Notes to Condensed Consolidated Financial Statements.

Continued.

CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(Unaudited)
(In millions)

(1)
The Condensed Consolidated Balance Sheets include assets and liabilities of variable interest entities which can be used only to settle the obligations and liabilities of the variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries. These assets and liabilities are as follows:

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$70	$67
Restricted cash	28	24
Mortgage loans held for sale	254	350
Accounts receivable, net	7	9
Servicing advances, net	140	150
Property and equipment, net	1	1
Other assets	13	12
Total assets	$513	$613

LIABILITIES
Accounts payable and accrued expenses	$13	$11
Debt	316	399
Other liabilities	5	5
Total liabilities	$334	$415

(2)
Includes amounts recorded related to the Company’s defined benefit pension plan, net of income tax benefits of $6 million as of both March 31, 2017 and December 31, 2016.  During both the three months ended March 31, 2017 and March 31, 2016, there were no amounts reclassified out of Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In millions, except share data)

	PHH Corporation Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Three Months Ended March 31, 2017
Balance at December 31, 2016	53,599,433	$1	$887	$214	$(10)	$31	$1,123
Total comprehensive loss	—	—	—	(67)	—	(4)	(71)
Stock compensation expense	—	—	3	—	—	—	3
Reclassification of stock awards	—	—	(4)	—	—	—	(4)
Stock issued under share-based payment plans	13,368	—	—	—	—	—	—
Balance at March 31, 2017	53,612,801	$1	$886	$147	$(10)	$27	$1,051

Three Months Ended March 31, 2016
Balance at December 31, 2015	55,007,983	$1	$911	$416	$(10)	$30	$1,348
Total comprehensive loss	—	—	—	(30)	—	—	(30)
Stock compensation expense	—	—	1	—	—	—	1
Stock issued under share-based payment plans	18,580	—	—	—	—	—	—
Repurchase of Common stock	(1,508,772)	—	(23)	—	—	—	(23)
Balance at March 31, 2016	53,517,791	$1	$889	$386	$(10)	$30	$1,296

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(71)	$(30)
Adjustments to reconcile Net loss to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(11)	(13)
Net loss on mortgage servicing rights and related derivatives	29	36
Origination of mortgage loans held for sale	(1,735)	(2,150)
Proceeds on sale of and payments from mortgage loans held for sale	2,009	2,221
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(53)	(53)
Depreciation and amortization	4	4
Deferred income tax benefit	(32)	(38)
Other adjustments and changes in other assets and liabilities, net	52	44
Net cash provided by operating activities	192	21

Cash flows from investing activities:
Net cash (paid) received on derivatives related to mortgage servicing rights	(46)	79
Proceeds on sale of mortgage servicing rights	71	2
Purchases of property and equipment	—	(7)
Increase in restricted cash	(7)	(6)
Other, net	—	6
Net cash provided by investing activities	18	74

Cash flows from financing activities:
Proceeds from secured borrowings	1,907	2,570
Principal payments on secured borrowings	(2,087)	(2,609)
Repurchase of Common stock	—	(23)
Cash paid for debt issuance costs	—	(2)
Net cash used in financing activities	(180)	(64)

Net increase in Cash and cash equivalents	30	31
Cash and cash equivalents at beginning of period	906	906
Cash and cash equivalents at end of period	$936	$937

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

PHH Corporation and subsidiaries (collectively, “PHH” or the “Company”) operates in two business segments: Mortgage Production, which provides mortgage loan origination services and sells mortgage loans, and Mortgage Servicing, which performs servicing activities for originated and purchased loans, and acts as a subservicer for certain clients that own the underlying mortgage servicing rights.

The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC (“PHH Home Loans”) and its subsidiaries are consolidated within the Condensed Consolidated Financial Statements and the ownership interest of Realogy Services Venture Partner LLC, a subsidiary of Realogy Holdings Corp. ("Realogy") is presented as a noncontrolling interest.  In February 2017, the Company announced it has entered into agreements to sell certain assets of PHH Home Loans and its subsidiaries, including its mortgage origination and processing centers and the majority of its employees. Refer to Note 12, 'Variable Interest Entities' for further information. Intercompany balances and transactions have been eliminated from the Condensed Consolidated Financial Statements.

Preparation of Financial Statements

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2016 Form 10-K.

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

Accounting Pronouncements Adopted During the Period

In March 2016, the FASB issued ASU 2016-06, “Contingent Put and Call Options in Debt Instruments.” This update clarified that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only a specific four-step decision sequence and is no longer required to assess whether the contingency for exercising the option is indexed to interest rate or credit risk. The Company adopted this update on January 1, 2017 using a modified retrospective approach, and there was no impact to the financial statements or disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting." This update simplified several aspects of the accounting for share-based payment transactions, including accounting for income taxes, the classification of awards as either equity or liabilities and the classification of excess tax benefits and payments for tax withholdings on the statement of cash flows. The Company adopted this update on January 1, 2017 using either a prospective, modified retrospective or retrospective approach, depending on the area of change with the more significant provisions described below:

•
Accounting for income taxes. The Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of income and applied this provision prospectively. The tax effects were treated as

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

discrete items to calculate the effective tax rate and resulted in $1 million of income tax expense during the first quarter of 2017.

•
Forfeiture rates. The Company elected to account for forfeitures as they occur and applied this provision using a modified retrospective approach. The impact to opening retained earnings was not significant.

•
Statement of Cash Flows. The Company classified cash paid by an employer when directly withholding shares for tax withholding purposes as a financing activity and applied this provision using a retrospective approach. In addition, the Company will classify excess tax benefits as an operating activity and apply this provision using a prospective approach. The impact to the statement of cash flows from the adoption of these provisions was not significant.

In October 2016, the FASB issued ASU 2016-17, "Interests Held through Related Parties That Are under Common Control." This update required an entity to include indirect interest held through related parties that are under common control on a proportionate basis when evaluating if a reporting entity is the primary beneficiary of a variable interest entity. The Company adopted this update on January 1, 2017 using a retrospective approach. This adoption did not change any of the Company's consolidation conclusions, and there was no impact to the financial statements or disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and disclosures, from those included in the Company’s 2016 Form 10-K, except for the following:

Effective for the First Quarter of 2018

•
In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers.” The core principle requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services.  The FASB has issued several amendments to provide additional clarification and implementation instructions relating to (i) principal versus agent considerations, (ii) identifying performance obligations and licensing, (iii) narrow-scope improvements and practical expedients and (iv) technical corrections and improvements. These updates are to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, and are effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted.

The Company has reviewed the scope of the guidance and monitored the determinations of the FASB Transition Resource Group and determined that certain revenue streams are not within the scope of the standard because it does not apply to revenue on contracts accounted for under ASC 860, "Transfers and Servicing of Financial Assets" or ASC 825, "Financial Instruments". However, the Company continues to evaluate certain select revenue streams, including subservicing fees and certain fee-based origination fees, and the impact that this guidance will have on its financial statements and disclosures. While there may be some impact on revenue recognition, the Company currently does not expect the adoption of this guidance to have a significant impact on the consolidated financial statements; however, the Company expects it will result in increased footnote disclosure requirements. The Company will adopt this standard using a modified retrospective approach in the first quarter of 2018 with a cumulative effect adjustment to retained earnings.

•
In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost".  This update changes the income statement presentation of defined benefit plan expense by requiring the service cost component to be presented in the same line item as other compensation costs and all other components (including interest cost, amortization of prior service cost, settlements, etc.) to be presented separately from the service cost component. This update is effective for the first interim and annual periods beginning after December 15, 2017, with early adoption permitted. At adoption, this update will be applied retrospectively. The Company's defined benefit pension plan and the other post-employment benefits plan are frozen, wherein the plans only accrue additional benefits for a very limited number of employees. As a result, the Company does not expect the adoption to have significant impact on its financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Exit Costs

PLS Exit. In November 2016, the Company announced its plan to exit the private label solutions ("PLS") business within the Mortgage Production segment. This business channel provides end-to-end origination services to financial institution clients, and represented 79% of the Company's total mortgage production volume (based on dollars) for the year ended December 31, 2016. Due to elevated operating losses, increasing regulatory and client customization costs and a shrinking market for financial institution origination services, the Company determined the exit of the business was necessary. The Company expects that it will be in a position to substantially exit this channel by the first quarter of 2018, subject to transition support requirements.

Reorganization. In February 2017, as an outcome of its strategic review, the Company announced its intention to operate as a smaller business that is focused on subservicing and portfolio retention services. Costs estimated for this Reorganization exit program, which is presented separately from the PLS exit program, include severance, acceleration of existing retention and incentive awards and other costs to execute the reorganization and change the focus of the Company's operations. The Company expects it will incur the remaining exit costs through the end of 2017.

The Company's Exit cost liability is included in Accounts payable and accrued expenses within the Condensed Consolidated Balance Sheets. A summary of the aggregate activity for both the PLS exit program and the Reorganization exit program is as follows:

	Three Months Ended March 31, 2017
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Total
	(In millions)
Balance, beginning of period	$22	$—	$3	$25
Charges	21	4	—	25
Paid	—	(4)	—	(4)
Adjustments (1)	4	—	—	4
Balance, end of period	$47	$—	$3	$50
______________

(1)	This adjustment represents previously accrued amounts of existing retention and incentive awards for exiting employees that will be paid out upon termination.

PLS Exit

The following is a summary of expenses incurred to date for the PLS exit program within Exit and disposal costs in the Condensed Consolidated Statements of Operations, including our estimate of remaining and total program costs:

	Three Months Ended March 31, 2017
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Asset Impairment	Total
	(In millions)
Costs incurred this period	$4	$4	$—	$—	$8
Cumulative costs recognized in prior periods	22	—	4	15	41
Estimate of remaining costs (1)	9	21	26	—	56
Total	$35	$25	$30	$15	$105
______________

(1)	In May 2017, the Company incurred $8 million of contract termination costs related to a PLS client termination agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the PLS program costs by segment for the three months ended March 31, 2017:

	Mortgage Production	Other	Total
	(In millions)
Costs incurred this period	$7	$1	$8
Cumulative costs recognized in prior periods	33	8	41
Estimate of remaining costs	48	8	56
Total	$88	$17	$105

Reorganization

The following is a summary of expenses incurred to date for the Reorganization exit program within Exit and disposal costs in the Condensed Consolidated Statements of Operations, including our estimate of remaining and total program costs:

	Three Months Ended March 31, 2017
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Total(1)
	(In millions)
Costs incurred this period	$17	$—	$—	$17
Cumulative costs recognized in prior periods	—	—	—	—
Estimate of remaining costs	23	5	5	33
Total	$40	$5	$5	50
______________

(1)
Exit Costs related to our Reorganization include amounts attributable to noncontrolling interest, representing $1 million of Costs incurred this period, and $10 million of Total program costs. Refer to Note 12, 'Variable Interest Entities' for further information regarding our agreements to sell certain assets of PHH Home Loans and its subsidiaries and exit the Real Estate channel.

The following is a summary of the Reorganization program costs by segment for the three months ended March 31, 2017:

	Mortgage Production	Mortgage Servicing	Other	Total
	(In millions)
Costs incurred this period	$6	$2	$9	$17
Cumulative costs recognized in prior periods	—	—	—	—
Estimate of remaining costs	24	—	9	33
Total	$30	$2	$18	$50

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

Share repurchases or issuances are included in the outstanding shares as of each settlement date. Weighted-average common shares outstanding for the three months ended March 31, 2016 include the repurchase of 1,508,772 shares during January 2016 under an open market repurchase program.

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of any contingently issuable securities where the contingency has not been met and excludes the effect

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In millions, except share and per share data)
Net loss attributable to PHH Corporation	$(67)	$(30)
Weighted-average common shares outstanding — basic & diluted	53,682,514	53,703,229
Basic and Diluted loss per share attributable to PHH Corporation	$(1.26)	$(0.56)

The following table summarizes anti-dilutive securities excluded from the computation of diluted shares:

	Three Months Ended March 31,
	2017	2016
Outstanding stock-based compensation awards(1)	973,788	1,316,861
 ———————

(1)	For the three months ended March 31, 2017, excludes 297,523 shares that are contingently issuable for which the contingency has not been met.

4. Servicing Activities

Total Servicing Portfolio

The following table summarizes the total servicing portfolio, which consists of loans associated with capitalized mortgage servicing rights ("MSRs"), loans held for sale, and the portfolio associated with loans subserviced for others:

	March 31, 2017	December 31, 2016
	(In millions)
Capitalized MSRs	$71,808	$84,657
Subserviced	91,123	89,170
Other owned servicing	695	815
Total	$163,626	$174,642

MSRs recorded in the Condensed Consolidated Balance Sheets are related to the capitalized servicing portfolio and are created primarily through sales of originated loans on a servicing-retained basis or through the direct purchase of servicing from a third party.

MSR Sale Agreements

While the Company has historically retained MSRs on its Balance sheet from the majority of its loan sales, the Company has announced its intention to sell its existing MSR assets in a series of transactions as part of the conclusions reached from the strategic review process. If the sales of substantially all of the MSRs are completed, the Company does not anticipate retaining a significant amount of capitalized MSRs in the future. The final proceeds the Company may receive from each MSR sale are dependent on the portfolio composition and market conditions at each transfer date and also dependent upon the extent to which consent is received from the GSEs, private loan investors, PLS clients and other origination sources.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's MSRs and its commitments under sale agreements, based on the portfolio as of March 31, 2017:

	March 31, 2017
	UPB	Fair Value
	(In millions)
MSR commitments:
New Residential Investment Corp.	$66,993	$554
Lakeview Loan Servicing, LLC	2,707	18
Other counterparties	49	1
Non-committed	2,059	23
Total MSRs	$71,808	$596

In addition, the Company has commitments to transfer approximately $285 million of Servicing advances to the counterparties of these agreements (based on the March 31, 2017 portfolio).

Lakeview/GNMA Portfolio. In November 2016, the Company entered into an agreement to sell substantially all of its Ginnie Mae ("GNMA") MSRs and related advances to Lakeview Loan Servicing, LLC ("Lakeview").  On February 2, 2017, the initial sale of GNMA MSRs under this agreement was completed, representing $10.2 billion of unpaid principal balance, $74 million of MSR fair value, and $11 million of Servicing advances with total expected proceeds of $85 million from the initial transfer. On May 2, 2017, an additional sale of GNMA MSRs was completed, representing $1 billion of unpaid principal balance, $7 million of MSR fair value, and $1 million of Servicing advances (as of March 31, 2017). The Company expects to receive proceeds of $8 million from this transfer.

New Residential. On December 28, 2016, the Company entered into an agreement to sell substantially all of its portfolio of MSRs and related advances, excluding the GNMA MSRs pending sale to Lakeview, to New Residential Mortgage LLC ("New Residential"), a wholly-owned subsidiary of New Residential Investment Corporation. The consummation of the transactions contemplated by this MSR sale agreement is subject to the approvals of PHH Corporation shareholders, the GSEs and private investors, as well as other customary closing requirements. Further, the sale of 29% of the MSRs underlying this agreement continues to be subject to the approval of clients who were the origination source of the MSRs. The agreement is also contingent upon the execution of a portfolio recapture and retention agreement with New Residential and other customary closing conditions.

In connection with this transfer, the Company entered into a subservicing agreement with New Residential, pursuant to which the Company would subservice the loans sold in this transaction for an initial period of three years, subject to certain transfer and termination provisions.

Other counterparties. The Company has agreements to sell a portion of its newly-created MSRs to third parties through flow-sale agreements, where it will have continuing involvement as a subservicer, as outlined in the preceding table. In addition, as of March 31, 2017, the Company had commitments to sell MSRs through third-party flow sales related to $4 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans.

Mortgage Servicing Rights

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and the Government National Mortgage Association (collectively, the “Agencies”) or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining MSRs and/or recourse obligations, as discussed further in Note 10, 'Commitments and Contingencies'.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The activity in the loan servicing portfolio associated with capitalized mortgage servicing rights consisted of:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Balance, beginning of period	$84,657	$98,990
Additions	926	1,353
Payoffs and curtailments	(3,459)	(3,955)
Sales	(10,316)	(272)
Balance, end of period	$71,808	$96,116

The activity in capitalized MSRs consisted of:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Balance, beginning of period	$690	$880
Additions	11	13
Sales	(76)	(2)
Changes in fair value due to:
Realization of expected cash flows	(27)	(26)
Changes in market inputs or assumptions used in the valuation model	(2)	(95)
Balance, end of period	$596	$770

The value of MSRs is driven by the net positive cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Loan servicing income as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Servicing fees from capitalized portfolio	$54	$70
Late fees	4	3
Other ancillary servicing revenue (1)	(4)	3

 ———————

(1)	For the three months ended March 31, 2017, Other ancillary servicing revenue includes transaction costs and other related expenses of the February 2017 Lakeview sale of GNMA MSRs.

As of March 31, 2017 and December 31, 2016, the MSRs had a weighted-average life of 6.3 years. See Note 11, 'Fair Value Measurements' for additional information regarding the valuation of MSRs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Proceeds from new loan sales or securitizations	$950	$1,396
Servicing fees from capitalized portfolio (1)	54	70
Purchases of previously sold loans (2)	(8)	(128)
Servicing advances (3)	(389)	(452)
Repayment of servicing advances (3)	418	478
____________________

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Includes purchases of repurchase eligible loans and excludes indemnification payments to investors and insurers of the related mortgage loans.

(3)
Outstanding servicing advance receivables are presented in Servicing advances, net in the Condensed Consolidated Balance Sheets, except for advances related to loans in foreclosure or real estate owned, which are included in Other assets. Repayment of servicing advances includes the $11 million received for advances from Lakeview as part of the February 2017 sale of GNMA MSRs.

During the three months ended March 31, 2017 and 2016, pre-tax gains of $49 million and $43 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Condensed Consolidated Statements of Operations.

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

In the fourth quarter of 2016, the Company significantly reduced its MSR-related derivative hedge coverage as a result of its MSR sale agreements that fix the prices the Company expects to realize at future transfer dates. A majority of the remaining MSR-related derivatives were settled in the first quarter of 2017. For further discussion of those agreements, and discussions of required shareholder approvals and other requirements that must be met to complete such sales, see Note 4, 'Servicing Activities'.

The following table summarizes the gross notional amount of derivatives:

	March 31, 2017	December 31, 2016
	(In millions)
Interest rate lock commitments	$799	$862
Forward delivery commitments	1,357	2,104
Option contracts	54	120
MSR-related agreements	235	260

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	March 31, 2017
	Gross Assets	Offsetting Payables	Cash Collateral	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
MSR-related agreements	$1	$(1)	$—	$—
Derivative assets subject to netting	1	(1)	—	—
Not subject to master netting arrangements:
Interest rate lock commitments	17	—	—	17
Derivative assets not subject to netting	17	—	—	17
Total derivative assets	$18	$(1)	$—	$17

	Gross Liabilities	Offsetting Receivables	Cash Collateral	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$3	$(1)	$—	$2
Total derivative liabilities	$3	$(1)	$—	$2

	December 31, 2016
	Gross Assets	Offsetting Payables	Cash Collateral Paid	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$13	$(43)	$31	$1
MSR-related agreements	19	(22)	4	1
Option contracts	1	(1)	—	—
Derivative assets subject to netting	33	(66)	35	2
Not subject to master netting arrangements:
Interest rate lock commitments	18	—	—	18
Forward delivery commitments	1	—	—	1
Derivative assets not subject to netting	19	—	—	19
Total derivative assets	$52	$(66)	$35	$21

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$4	$(10)	$11	$5
MSR-related agreements	65	(55)	2	12
Option Contracts	—	(1)	2	1
Derivative assets subject to netting	69	(66)	15	18
Total derivative liabilities	$69	$(66)	$15	$18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Gain on loans held for sale, net:
Interest rate lock commitments	$49	$77
Forward delivery commitments	(2)	(21)
Option contracts	(1)	—
Net derivative gain related to mortgage servicing rights:
MSR-related agreements	—	85

6. Other Assets

Other assets consisted of:

	March 31, 2017	December 31, 2016
	(In millions)
Mortgage loans in foreclosure, net (1)	$19	$21
Derivatives	17	21
Real estate owned, net (2)	15	16
Income taxes receivable	15	14
Prepaid expenses	11	11
Equity method investments	9	10
Repurchase eligible loans (3)	4	13
Other	2	3
Total	$92	$109
______________

(1)	As of March 31, 2017 and December 31, 2016, Mortgage loans in foreclosure is net of Allowance for probable foreclosure losses of $9 million and $10 million, respectively.

(2)	As of March 31, 2017 and December 31, 2016, Real estate owned is net of Adjustment to value for real estate owned of $15 million and $14 million, respectively.

(3)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Other Liabilities

Other liabilities consisted of:

	March 31, 2017	December 31, 2016
	(In millions)
Legal and regulatory matters (Note 10)	$121	$114
Pension and other post-employment benefits	11	11
Income tax contingencies	8	8
Derivatives	2	18
Other	7	6
Total	$149	$157

8. Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	March 31, 2017			December 31, 2016
	Balance	Interest Rate(1)	Available Capacity(2)	Balance
	(In millions)
Committed warehouse facilities	$369	3.1%	$381	$556
Uncommitted warehouse facilities	6	1.8%	2,094	—
Servicing advance facility	100	2.9%	55	99

Term notes due in 2019	275	7.375%	n/a	275
Term notes due in 2021	340	6.375%	n/a	340
Unsecured credit facilities	—	—	3	—
Unsecured debt, face value	615			615
Debt issuance costs	(7)			(8)
Unsecured debt, net	608			607
Total	$1,083			$1,262
______________

(1)
Interest rate shown represents the stated interest rate of outstanding borrowings, which may differ from the effective rate due to the amortization of premiums, discounts and issuance costs.  Warehouse facilities and the servicing advance facility are variable-rate.  Rate shown for warehouse facilities represents the weighted-average rate of current outstanding borrowings.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements, including asset-eligibility requirements.

 Assets held as collateral that are not available to pay the Company’s general obligations as of March 31, 2017 consisted of:

	Warehouse Facilities	Servicing Advance Facility
	(In millions)
Restricted cash	$9	$22
Servicing advances	—	140
Mortgage loans held for sale (unpaid principal balance)	384	—
Total	$393	$162

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of March 31, 2017:

	Warehouse Facilities	Servicing Advance Facility(1)	Unsecured Debt	Total
	(In millions)
Within one year	$375	$100	$—	$475
Between one and two years	—	—	—	—
Between two and three years	—	—	275	275
Between three and four years	—	—	—	—
Between four and five years	—	—	340	340
Thereafter	—	—	—	—
	$375	$100	$615	$1,090
_____________

(1)	Maturities of the servicing advance facility represent estimated payments based on the expected cash inflows of the receivables.

See Note 11, 'Fair Value Measurements' for the measurement of the fair value of Debt.

Mortgage Warehouse Facilities

Beginning in 2016, the Company entered into shorter term committed repurchase facilities with certain of its lenders to allow both the Company and the lender to evaluate facility needs and agreement terms following the conclusion of the Company's strategic review process. Upon expiration of these existing agreements, the Company expects to negotiate terms for repurchase facility commitments to meet its forecasted capacity needs and negotiate terms for covenants or conditions precedent to borrowing to support its intended strategic and capital actions.

On March 27, 2017, the committed mortgage repurchase facility of $100 million and the uncommitted mortgage repurchase facility of $100 million with Barclays Bank PLC were extended to July 31, 2017.

On March 31, 2017, the committed mortgage repurchase facilities of $450 million with Wells Fargo Bank were extended to June 30, 2017.

On March 31, 2017, the committed mortgage repurchase facility of $150 million with Fannie Mae expired and was not renewed at the Company's request, and the uncommitted mortgage repurchase facility was increased to $2.0 billion. On April 30, 2017, the uncommitted mortgage repurchase facility was reduced by $1.8 billion to $200 million, at the Company's request.

On March 31, 2017, the committed repurchase facility with Bank of America was reduced by $150 million to $200 million at the Company's request, and the facility was extended to June 30, 2017.

Debt Covenants

In the first quarter of 2017, financial covenants in certain of the Company's mortgage repurchase facility agreements have been modified to reduce the minimum tangible net worth covenants to $600 million from $750 million. There were no other significant amendments to the terms of the debt covenants during the three months ended March 31, 2017.

The Company was in compliance with all financial covenants related to its debt arrangements for the first quarter of 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

For the three months ended March 31, 2017, interim income tax benefit was recorded by applying a projected full-year effective income tax rate to the quarterly Loss before income taxes for results that are deemed to be reliably estimable. Certain items are considered not to be reliably estimable, and therefore, discrete year-to-date income tax provisions are recorded on those items. The resulting effective tax rate for the three months ended March 31, 2017 was (32.0)%. The difference between the Company’s effective tax rate and the statutory 35% rate was primarily due to:

(i)	state and local income taxes determined by the mix of income or loss from the operations by entity and state income tax jurisdiction;

(ii)
a net increase in the valuation allowance driven by federal and state tax losses generated and non net operating loss deferred tax assets for which state and federal valuation allowance is warranted; and

(iii)	tax benefits related to Net loss attributable to noncontrolling interests for which no taxes are provided.

For the three months ended March 31, 2016, interim income tax benefit was recorded by applying a projected full-year effective income tax rate to the quarterly Loss before income taxes for results that are deemed to be reliably estimable. Certain results dependent on fair value adjustments of the Company are considered not to be reliably estimable, and therefore, discrete year-to-date income tax provisions are recorded on those results. The resulting effective tax rates for the three months ended March 31, 2016 was (38.1)%. The difference between the Company’s effective tax rate and the statutory 35% rate was primarily due to state and local income taxes determined by the mix of income or loss from the operations by entity and state income tax jurisdiction.

10. Commitments and Contingencies

Legal and Regulatory Matters

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

As of March 31, 2017, the Company’s recorded liability associated with legal and regulatory contingencies was $121 million and is presented in Other liabilities in the Condensed Consolidated Balance Sheets.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible losses cannot be estimated for all matters.  For matters where the Company can estimate the range, the Company believes reasonably possible losses in excess of the recorded liability are not significant as of March 31, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Given the nature of this matter and the current status, the Company cannot estimate the amount of possible loss, or a range of possible losses, if any, in connection with this matter.

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

In the fourth quarter of 2016, the Company entered into a consent order and paid a civil monetary penalty with the New York Department of Financial Services to close out New York's pending examination report findings, including New York findings stemming from the MMC examination.

As of March 31, 2017, the Company included an estimate of probable losses in connection with the MMC matter in the recorded liability.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March and April 2017, the Company engaged in substantive settlement discussions with the government towards resolving this matter. In May 2017, the Company received proposed settlement documentation from the government, and the Company is engaged in discussions concerning that proposal. As of March 31, 2017, the Company included an estimate of probable losses in connection with this matter in the recorded liability.

Lender-Placed Insurance. The Company is currently subject to pending litigation alleging that its servicing practices around lender-placed insurance were not in compliance with applicable laws.  Through its mortgage subsidiary, the Company did have certain outsourcing arrangements for the purchase of lender-placed hazard insurance for borrowers whose coverage had lapsed.  The Company believes that it has meritorious defenses to these allegations; however, in January 2017, the Company entered into an agreement to settle outstanding litigation relating to this matter. The settlement is subject to court approval. The Company’s recorded estimate of probable losses as of March 31, 2017 for this matter was not materially different than the losses it expects to incur in connection with the resolution.

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

Repurchase and Foreclosure-Related Reserves

Repurchase and foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and for on-balance sheet loans in foreclosure and real estate owned. A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Balance, beginning of period	$73	$89
Realized losses	(6)	(6)
(Decrease) increase in reserves due to:
Changes in assumptions	(1)	(2)
New loan sales	1	2
Balance, end of period	$67	$83

Repurchase and foreclosure-related reserves consist of the following:

	March 31, 2017	December 31, 2016
	(In millions)
Loan repurchase and indemnification liability	$43	$49
Adjustment to value for real estate owned	15	14
Allowance for probable foreclosure losses	9	10
Total	$67	$73

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loan Repurchases and Indemnifications. The liability for loan repurchases and indemnifications represents management’s estimate of probable losses based on the best information available and requires the application of a significant level of judgment and the use of a number of assumptions including borrower performance, investor demand patterns, expected relief from the expiration of repurchase obligations, the expected success rate in defending against requests and estimated loss severities (adjusted for home price forecasts).

In December 2016, the Company executed resolution agreements and paid Fannie Mae and Freddie Mac to resolve substantially all representation and warranty exposure related to the sale of mortgage loans that were originated and delivered prior to September 30, 2016 and November 30, 2016, respectively. The Company's remaining exposure to repurchase and indemnification claims consists primarily of estimates for claims from private investors, losses for specific non-performing loans where the Company believes it will be required to indemnify the investor and losses from government mortgage insurance programs. Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of March 31, 2017, the estimated amount of reasonably possible losses in excess of the recorded liability was $20 million.

The maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties. As of March 31, 2017, $65 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 21% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

Off-Balance Sheet Arrangements and Guarantees

Lease Arrangements. On February 8, 2017, the Company entered into an assignment with LenderLive Network, LLC ("LenderLive") of its Jacksonville, Florida facility lease. Under the terms of the original facility lease, PHH remains jointly and severally obligated with LenderLive for performance under the lease agreement. As of March 31, 2017, the total amount of potential future lease payments under this guarantee is $15 million; however, the Company does not believe any amount of loss under this guarantee is probable.

11. Fair Value Measurements

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  The assessment also includes consideration of identifying the valuation approach that would be used currently by market participants.  If it is determined that a change in valuation technique or its application is appropriate, or if there are other changes in availability of observable data or market activity, the current methodology will be analyzed to determine if a transfer between levels of the valuation hierarchy is appropriate.  Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs. There has been no change in the valuation methodologies and classification pursuant to the valuation hierarchy during the three months ended March 31, 2017.

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of March 31, 2017 or December 31, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

The following summarizes the fair value hierarchy for instruments measured at fair value on a recurring basis:

	March 31, 2017
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$439	$32	$—	$471
Mortgage servicing rights	—	—	596	—	596
Other assets—Derivative assets:
Interest rate lock commitments	—	—	17	—	17
MSR-related agreements	—	1	—	(1)	—
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$3	$—	$(1)	$2

	December 31, 2016
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$636	$47	$—	$683
Mortgage servicing rights	—	—	690	—	690
Other assets—Derivative assets:
Interest rate lock commitments	—	—	18	—	18
Forward delivery commitments	—	14	—	(12)	2
MSR-related agreements	—	19	—	(18)	1
Option contracts	—	1	—	(1)	—
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$4	$—	$1	$5
MSR-related agreements	—	65	—	(53)	12
Option contracts	—	—	—	1	1

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

	March 31, 2017		December 31, 2016
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$471	$7	$683	$7
Aggregate unpaid principal balance	471	10	687	10
Difference	$—	$(3)	$(4)	$(3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of MLHS:

	March 31, 2017	December 31, 2016
	(In millions)
First mortgages:
Conforming	$383	$531
Non-conforming	56	105
Total first mortgages	439	636
Second lien	3	3
Scratch and Dent	29	44
Total	$471	$683

Mortgage Servicing Rights.  The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. On a quarterly basis, assumptions used in estimating fair value are validated against a number of third-party sources, which may include peer surveys, MSR broker surveys, third-party valuations and other market-based sources. The March 31, 2017 determination of fair value includes calibration of our valuation model considering the pricing associated with the MSR agreements executed in the fourth quarter of 2016. See Note 4, 'Servicing Activities' for further discussion of the MSR sale commitments.

The following tables summarize certain information regarding the initial and ending capitalization rate of MSRs:

	Three Months Ended March 31,
	2017	2016
Initial capitalization rate of additions to MSRs	1.17%	0.99%

	March 31, 2017	December 31, 2016
Capitalization servicing rate	0.83%	0.82%
Capitalization servicing multiple	3.0	2.9
Weighted-average servicing fee (in basis points)	28	28

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	March 31, 2017	December 31, 2016
Weighted-average prepayment speed (CPR)	9.0%	9.2%
Option adjusted spread, in basis points (OAS)	1,215	1,430
Weighted-average delinquency rate	4.0%	5.1%

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	March 31, 2017
	Weighted- Average Prepayment Speed	Option Adjusted Spread	Weighted- Average Delinquency Rate
	(In millions)
Impact on fair value of 10% adverse change	$(19)	$(28)	$(10)
Impact on fair value of 20% adverse change	(36)	(53)	(21)

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

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  The average pullthrough percentage used in measuring the fair value of interest rate lock commitments (IRLCs) as of March 31, 2017 and December 31, 2016 was 79% and 77%, respectively. The pullthrough percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pullthrough is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pullthrough percentage, and the impact to fair value of a change in pullthrough would be partially offset by the related change in price.

Level Three Measurements

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	MLHS	MSRs	IRLCs, net	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$47	$690	$18	$39	$880	$21
Purchases, Issuances, Sales and Settlements:
Purchases	2	—	—	5	—	—
Issuances	1	11	—	1	13	—
Sales	(16)	(76)	—	(8)	—	—
Settlements	(3)	—	(50)	(1)	(2)	(70)
	(16)	(65)	(50)	(3)	11	(70)
Realized and unrealized gains (losses) included in:
Gain on loans held for sale, net	—	—	49	—	—	77
Change in fair value of MSRs	—	(29)	—	—	(121)	—
Interest income	1	—	—	1	—	—
	1	(29)	49	1	(121)	77
Transfers into Level Three	5	—	—	11	—	—
Transfers out of Level Three	(5)	—	—	(7)	—	—
Balance, end of period	$32	$596	$17	$41	$770	$28

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Gain on loans held for sale, net	$15	$25
Change in fair value of mortgage servicing rights	(2)	(95)

Fair Value of Other Financial Instruments

As of March 31, 2017 and December 31, 2016, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents, Restricted cash, Accounts receivable and Servicing advance receivables, the carrying value approximates fair value due to the short-term nature of such instruments.

Debt.  The total fair value of Debt as of March 31, 2017 and December 31, 2016 was $1.1 billion and $1.3 billion, respectively, and is measured using Level Two inputs. As of March 31, 2017, the fair value was estimated using the following valuation techniques: (i) $636 million was measured using a market based approach, considering the current market pricing of recent trades for the Company’s debt instruments; and (ii) $475 million was measured using observable spreads and terms for recent pricing of similar instruments.

12. Variable Interest Entities

Assets and liabilities of significant variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2017		December 31, 2016
	PHH Home Loans	Servicing Advance Receivables Trust	PHH Home Loans	Servicing Advance Receivables Trust
	(In millions)
ASSETS
Cash	$70	$—	$67	$—
Restricted cash	6	22	5	19
Mortgage loans held for sale	254	—	350	—
Accounts receivable, net	7	—	9	—
Servicing advances, net	—	140	—	150
Property and equipment, net	1	—	1	—
Other assets	13	—	11	1
Total assets	$351	$162	$443	$170
Assets held as collateral	$228	$162	$320	$169

LIABILITIES
Accounts payable and accrued expenses	$13	$—	$11	$—
Debt	216	100	300	99
Other liabilities	5	—	5	—
Total liabilities (1)	$234	$100	$316	$99

———————

(1)	Excludes intercompany payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2017, the Company announced it has entered into agreements to sell certain assets of PHH Home Loans and its subsidiaries, including its mortgage origination and processing centers and the majority of its employees. PHH Home Loans is a joint venture between the Company and Realogy Corporation, which provides mortgage origination services for brokers associated with brokerages owned or franchised by Realogy Corporation, and represented substantially all of our Real Estate channel, and 20% of the Company’s total mortgage production volume (based on dollars) for the three months ended March 31, 2017.

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

In connection with this transaction, the Company recognized $2 million of Exit and disposal costs for PHH Home Loans within the Reorganization exit program. Refer to Note 2, 'Exit Costs' for additional information regarding the Reorganization exit program.

13. Segment Information

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment results were as follows:

	Total Assets
	March 31, 2017	December 31, 2016
	(In millions)
Mortgage Production segment	$701	$913
Mortgage Servicing segment	1,283	1,428
Other	867	834
Total	$2,851	$3,175

	Net Revenues
	Three Months Ended March 31,
	2017	2016
	(In millions)
Mortgage Production segment	$87	$113
Mortgage Servicing segment	27	44
Other	—	—
Total	$114	$157

	Segment Loss (2)
	Three Months Ended March 31,
	2017	2016
	(In millions)
Mortgage Production segment	$(41)	$(26)
Mortgage Servicing segment	(34)	(21)
Other (1)	(26)	(2)
Total	$(101)	$(49)
———————

(1)
For the three months ended March 31, 2017, the results for Other include both Exit and disposal costs related to the exit of the PLS business and reorganization of operations and Professional and third-party service fees related to the strategic review that are not allocated to the Production and Servicing segments.

(2)	The following is a reconciliation of Loss before income taxes to Segment loss:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Loss before income taxes	$(105)	$(49)
Less: net loss attributable to noncontrolling interest	(4)	—
Segment loss	$(101)	$(49)

14. Subsequent Event

On May 3, 2017, the Company's Board of Directors authorized up to $100 million in open market share repurchases. Any shares received under the share repurchase program will be retired upon receipt and reported as a reduction of shares issued and outstanding, and the cash paid will be recorded as a reduction of stockholders' equity in the Condensed Consolidated Balance Sheets. The Company did not complete any share repurchases in the three months ended March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Cautionary Note Regarding Forward-Looking Statements and our Condensed Consolidated Financial Statements and Part II—Item 1A. Risk Factors in this Form 10-Q and Part I—Item 1. Business, Part I—Item 1A. Risk Factors, Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements included in our 2016 Form 10-K.

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

EXECUTIVE SUMMARY
Quarter Update
From an operating and financial perspective, 2017 will be a year of business transition and restructuring, and we are focused on executing the necessary actions to realize the full potential of our strategic initiatives. These include closing our asset sale transactions, re-engineering the cost structure of the business, transitioning to the new business model and maintaining strategic flexibility.
While we await the outcome of the anticipated May 31, 2017 shareholder vote on the proposed sale of substantially all of our MSRs to New Residential Mortgage LLC ("New Residential"), a wholly-owned subsidiary of New Residential Investment Corporation, and the proposed sale of certain assets of our PHH Home Loans joint venture to Guaranteed Rate Affinity, LLC, we enacted our plans to: (i) sell MSRs to Lakeview Loan Servicing LLC ("Lakeview"); (ii) facilitate the PLS exit through closing a transaction with LenderLive Network, LLC ("LenderLive"); and (iii) begin the restructuring of remaining business and shared services platform to reduce operating and overhead costs.
Within the first quarter, we re-assessed our expected sources and uses of cash based on our progress in the first quarter and other events, including gaining clarity into our legacy regulatory matters. As a result, our Board of Directors has authorized a share repurchase program for up to $100 million, which is not subject to the completion of our asset sale transactions. We expect to commence repurchases pursuant to this authority effective at our next available securities purchase window. The timing of any purchases, and the ultimate number of shares to be purchased, if any, is subject to market and business conditions and the trading price of our common stock. See further discussion of risks specific to the repurchase program at “Part II—Item 1A. Risk Factors—Risks Related to our Common Stock—Our stock repurchase program may not result in effects we anticipated, including a positive return of capital to stockholders." in this Form 10-Q.

This $100 million share repurchase authorization represents an initial action in our anticipated capital return plan. The method, timing and amount of additional returns of capital to our shareholders, if any, will depend on several factors including the execution of, and proceeds realized from, our MSR sales, the value realized from PHH Home Loans joint venture, the successful execution of our PLS exit, the resolution of our outstanding legal and regulatory matters, the successful completion of other restructuring and capital management activities, including debt repayment, and the working capital requirements and contingency needs for the remaining business. There can be no assurances we will complete any further returns of capital to our shareholders. See further discussion of risks specific to our capital return plan at “Part I—Item 1A. Risk Factors—Risks Related to our Strategies—The amount of capital returned to shareholders, if any, as a result of our strategic actions may be less than our expectations. Furthermore, there can be no assurances about the method, timing or amounts of any such distributions." in our 2016 Form 10-K.

We expect that substantially all of the proceeds from the MSR sales to New Residential will be used to repay our senior unsecured notes, to repay borrowings under our servicing advance facility and to pay taxes. Particularly, we expect to make an offer to purchase the $615 million outstanding principal amount of our senior unsecured notes in connection with the consummation of the MSR sales to New Residential and PHH Home Loans joint venture asset sales.

Sale of MSRs

We have existing agreements to sell substantially all our existing MSR assets in multiple transactions.

Lakeview/GNMA MSRs Sale Agreement. In November 2016, we entered into an agreement to sell substantially all of our GNMA MSR portfolio and related advances to Lakeview.  Upon sale, the subservicing responsibilities with respect to the related mortgage loans will transfer to a successor subservicer appointed by Lakeview. We have completed the initial transfers under this agreement, as outlined under the table below.
New Residential MSRs Sale Agreement. On December 28, 2016, we entered into an agreement to sell substantially all of our remaining MSR portfolio and related advances to New Residential. In addition, we entered into a subservicing agreement with New Residential for the units sold for an initial period of three years, subject to certain early transfer and termination provisions, which includes 451,860 units as of March 31, 2017.

The following table summarizes our MSRs committed under sale agreements:

	March 31, 2017		December 31, 2016
	MSR Fair Value	UPB	MSR Fair Value	UPB
	(In millions)
MSR Commitments:
New Residential Investment Corp.	$554	$66,993	$579	$69,937
Lakeview Loan Servicing, LLC (1)	18	2,707	97	13,369
Other counterparties	1	49	2	158
Non-committed	23	2,059	12	1,193
Total	$596	$71,808	$690	$84,657
 ______________

(1)
On February 2, 2017, the initial sale of GNMA MSRs to Lakeview was completed, representing $10.2 billion unpaid principal balance, $74 million fair value, and $11 million of Servicing advances, with total expected proceeds of $85 million from the initial transfer.

On May 2, 2017, we transferred an additional population of MSRs to Lakeview, representing $1 billion of unpaid principal balance, $7 million of MSR fair value, and $1 million of Servicing Advances, with total expected proceeds of $8 million from this transfer.

The sale agreements include the transfer of approximately $285 million of Servicing advance receivables to the counterparties as of March 31, 2017. The sale of $385 million of the MSRs and servicing advances underlying the agreements currently require consents other than GSEs. The final net proceeds received from each MSR sale is dependent on the portfolio composition and servicing advances outstanding at each transfer date, the amount of investor and origination source consents received and transaction costs. For further information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our agreements to sell substantially all of our capitalized MSRs are subject to various approvals, including regulatory approvals, shareholder approval (for the New Residential transaction), approvals from certain origination sources and investors, as well as other closing requirements, and may not be completed as anticipated, or at all.” in our 2016 Form 10-K.

Exit Programs

We are currently executing our announced programs to exit our PLS business and to reorganize our business to "PHH 2.0". The table below summarizes the total costs of these exit programs, the amount recognized to date and the expected cash flows related to the programs (all amounts are pre-tax):

	Exit Program Costs			Cash Outflows
	PLS Exit	Re-organization	Total	Payments To Date	Future Outflows
	(In millions)
Exit Costs by Segment:
Mortgage Production segment	$7	$6	$13
Mortgage Servicing segment	—	2	2
Other	1	9	10
Recognized in Q1 2017 - subtotal	$8	$17	$25
Recognized in prior periods (Q4 2016)	26	—	26
Estimate of remaining costs	56	33	89
Cash exit program expenditures	$90	$50	$140	$(5)	$135

Non-cash charges and impairments	15	—
Less: Exit costs attributed to Noncontrolling interest	—	(10)
Total	$105	$40
 ______________

(1)	Cash outflows as presented above exclude the transfer of $7 million to Restricted cash related to a letter of credit posted in connection with the LenderLive transaction.
We expect to incur the remaining exit costs for PLS over the next 12 months through the first quarter of 2018, and the exit costs for Reorganization through the end of 2017. We expect the timing of cash outflows for the exit programs to extend through the end of 2018, as payments related to our severance arrangements are paid in biweekly installments, not lump sum payments.

See further details in Note 2, 'Exit Costs' in the accompanying Notes to Condensed Consolidated Financial Statements, including the total program cost estimate by segment.

Exit from Private Label Channel. For the first quarter of 2017, PLS Exit costs incurred in the Mortgage Production segment include severance and retention updates and other payments resulting from the LenderLive transaction, as well as the amortization of retention program expense in both Mortgage Production and Other. In March 2017, we closed our transaction with LenderLive to transfer to them certain operating assets, personnel and responsibilities and outsource certain PLS mortgage origination fulfillment functions. We believe this will help mitigate certain operating risks associated with the wind down of the PLS originations business.

In addition to the exit costs outlined above, in the first quarter of 2017, we incurred $25 million of pre-tax operating losses for PLS. While we implement the exit from this channel, we expect to incur further pre-tax operating losses of $95 million for PLS, including maintaining the support and compliance infrastructure needed to comply with both regulatory and contractual requirements. We currently have exit plans in place with clients representing approximately 70% of our PLS closing volume (based on closing dollars for the year ending December 31, 2016). At this time, we believe we will be in a position to substantially exit the PLS business by the first quarter of 2018, subject to certain transition support requirements. For discussion of risks related to the PLS exit, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our decision to exit our Private Label client agreements will involve a significant amount of restructuring costs, and we have risks specific to our exit plans. Furthermore, there can be no assurances that such action will be as beneficial to shareholders as if we had not taken such action.” in our 2016 Form 10-K.

Reorganization. To execute our reorganization to PHH 2.0 and change the focus of our operations to subservicing and portfolio retention services, we are restructuring our remaining business and shared services platform. We intend to re-engineer and reduce operating and overhead costs, which may take up to 12 to 18 months to complete. For the first quarter of 2017, Reorganization-related exit costs is primarily severance-related costs related to our announced executive transitions and our anticipated headcount reductions for shared service employees. We are targeting total annualized shared service expenses of $75 million in PHH 2.0’s first full year as a stand-alone business.
Costs associated with our exit of the Real Estate channel are included in the total reorganization program costs, representing $20 million of the total costs (or $10 million after adjusting for amounts attributed to noncontrolling interest).
For discussion of risks related to our remaining business, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our continuing operations have not been profitable over the past three years, and we intend to implement strategic actions and change the focus of our business to improve our financial results. We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, and our actions taken may not have the intended result." in our 2016 Form 10-K.

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations:

	Three Months Ended March 31,
	2017	2016
	(In millions, except per share data)
Net revenues	$114	$157
Total expenses	219	206
Loss before income taxes	(105)	(49)
Income tax benefit	(34)	(19)
Net loss	(71)	(30)
Less: net loss attributable to noncontrolling interest	(4)	—
Net loss attributable to PHH Corporation	$(67)	$(30)

Basic and Diluted loss per share attributable to PHH Corporation	$(1.26)	$(0.56)

Our financial results for the first quarter of 2017 reflect our expectations of exit costs and PLS operating losses as we transition to a smaller business comprised of subservicing and portfolio retention services, including declines in volume related to the exit of our PLS channel, $25 million in Exit and disposal costs related to the decision to exit the PLS business and to reorganize the Company into PHH 2.0, and $17 million of costs related to the conclusion of our strategic review. In addition, for the three months ending March 31, 2017, we experienced a reduction of our owned MSR and $7 million in transaction costs and related expenses from the GNMA servicing sold to Lakeview and the full impact of the fourth quarter 2016 reduction of subserviced loans from actions by Merrill Lynch Home Loans, a division of Bank of America, N.A. ("Merrill Lynch") and HSBC Bank USA ("HSBC").

Throughout the remainder of 2017, we expect our results to continue to be negatively impacted by our exit of the PLS channel and the costs associated with our asset sale transactions and restructuring of our operations to subservicing and portfolio retention services, as discussed further in "Overview—Executive Summary". As a result of our agreements to sell substantially all of the remainder of our MSRs, we also expect limited MSR hedging until the sale, as discussed further in "—Mortgage Servicing".

Income Taxes. We record our interim tax benefit by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable.  Certain items are considered not to be reliably estimable; therefore, we record discrete year-to-date income tax provisions on those items.

Our effective income tax rate for the three months ended March 31, 2017 and 2016 was (32.0)% and (38.1)%, respectively.  Our effective tax rates differ from our federal statutory rate of 35% primarily due to state tax provision, changes in the valuation allowance, and income attributable to noncontrolling interest for which no taxes are provided. See Note 9, 'Income Taxes' in the accompanying Notes to Condensed Consolidated Financial Statements.

Revenues

	Three Months Ended March 31,
	2017	2016
	(In millions)
Origination and other loan fees	$44	$61
Gain on loans held for sale, net	42	48
Loan servicing income	62	91
Change in fair value of mortgage servicing rights, net of related derivatives	(29)	(36)
Net interest expense	(7)	(9)
Other income	2	2
Net revenues	$114	$157

Revenues from our Mortgage Production segment for the first quarter of 2017, including Origination and other loan fees and Gain on loans held for sale, net reflect a 26% decline in total closings. Origination and other loan fees decreased by $17 million, or 28%, as compared to the prior year quarter resulting from a 25% decrease in total retail closing units, primarily driven by declining

PLS volume. Gain on loans held for sale, net decreased by $6 million for the first quarter of 2017 resulting from a 23% decrease in saleable applications that was partially offset by a 61 basis point increase in average total loan margins.

Loan servicing income for the first quarter of 2017 was lower by $29 million, or 32% compared to the prior year quarter, primarily due to a 20% decrease in the average capitalized portfolio from payoffs and the sale of a portion of our MSRs to Lakeview and a decrease in the average number of loans in our subservicing portfolio.

Change in fair value of MSRs, net of related derivatives for the first quarter of 2017 was favorable by $7 million compared to the first quarter of 2016. During the first quarter of 2017, we had a minimal fair value decline due primarily to a flattening of the yield curve, while the first quarter of 2016 had a 39 basis point decline in the modeled primary mortgage rate.

Expenses

	Three Months Ended March 31,
	2017	2016
	(In millions)
Salaries and related expenses	$86	$90
Commissions	11	12
Loan origination expenses	9	16
Foreclosure and repossession expenses	7	7
Professional and third-party service fees	37	39
Technology equipment and software expenses	9	10
Occupancy and other office expenses	9	13
Depreciation and amortization	4	4
Exit and disposal costs	25	—
Other operating expenses:
Legal and regulatory reserves	9	5
Other	13	10
Total expenses	$219	$206

Salaries and related expenses were down $4 million, or 4%, compared to the prior year quarter, due to a $2 million decline in Salaries, benefits and incentives from declines in our average employee headcount and a $2 million decrease in overtime as a result of declining application volumes.

Loan origination expenses decreased by $7 million, or 44%, compared to the first quarter of 2016, primarily due to a 37% decrease in retail application units.

Occupancy and other office expenses decreased by $4 million from the prior year quarter primarily due to reductions in in our rent and related occupancy expenses as we vacated certain facilities in 2016, as well as reductions in printing and mailing expenses from declines in our total loan servicing portfolio.

Exit and disposal costs were $25 million in the first quarter of 2017, with $8 million related to the exit of the PLS business and $17 million related to the reorganization of the Company to focus on subservicing and portfolio retention services. These costs consisted of $21 million of severance and retention expenses and $4 million of facility exit costs.

We recorded a provision for legal and regulatory matters of $9 million, compared to a provision at $5 million in the first quarter of 2016. We are currently managing through several regulatory investigations, examinations and inquiries related to our historical mortgage servicing practices and our reserves are based on currently available information. For more information regarding legal proceedings, see Note 10, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements.

Other expenses increased by $3 million compared to the prior year quarter due to higher lender-paid fees on portfolio retention closings to entice borrowers in our servicing portfolio to refinance their loans.

Mortgage Production Segment
Strategic Actions
PLS and Exit Programs. In November 2016, as an outcome of our strategic review process, we announced our intentions to exit our PLS business. For the three months ended March 31, 2017, in the Mortgage Production segment, we incurred operating losses related to PLS of $25 million and PLS-related exit costs of $7 million. In addition, we incurred $6 million of costs in Mortgage Production segment related to the reorganization of our shared services function. See further discussion of the PLS operating losses and exit costs within "Executive Summary—Exit Programs".
Real Estate Joint Venture. As an outcome of our strategic review process, we announced in February 2017 that we have entered into agreements to sell certain assets of PHH Home Loans ("HL") and its subsidiaries, including its mortgage origination and processing centers and the majority of its employees. The execution of these transactions is subject to closing conditions as outlined in the agreements, including PHH shareholder approval, the execution of a portion of the New Residential MSR sales, the receipt of agency approvals, and the acceptance by a specified percentage of HL employees (including loan originators) of employment offers from the buyer, among other conditions. If consummated, we would expect to complete the series of HL Asset sales by the end of 2017, and after the completion of these sales, we would no longer operate through our Real Estate channel.
For discussion of risks related to our HL transactions, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—We have entered into agreements to sell certain assets of PHH Home Loans and to monetize our investment in the joint venture. The transaction contains a number of pre-closing conditions and is subject to PHH Corporation shareholder approval. There can be no assurance that the Company will complete the execution of these transactions or that the net proceeds realized upon the sale will equal the current estimate.” in our 2016 Form 10-K.
Business Summary
The following table summarizes the closing statistics and the allocation of revenue of our exiting and remaining Mortgage Production businesses:

	Three Months Ended March 31, 2017
	PLS (1)	Real Estate	Portfolio Retention	Total
	(In millions)
Origination and other loan fees	$37	$6	$1	$44
Gain on loans held for sale, net	(1)	31	12	42
Net interest income	—	1	—	1
Net revenues	$36	$38	$13	$87

Total Closings	$4,233	$1,197	$439	$5,869

	Three Months Ended March 31, 2016
	PLS & Wholesale (1)	Real Estate	Portfolio Retention	Total
	(In millions)
Origination and other loan fees	$53	$7	$1	$61
Gain on loans held for sale, net	5	38	5	48
Net interest income	1	1	—	2
Other income	2	—	—	2
Net revenues	$61	$46	$6	$113

Total Closings	$6,486	$1,341	$128	$7,955
________________

(1)	These amounts exclude Portfolio Retention which has historically been included in our disclosed PLS channel data.

Our Mortgage Production segment will consist entirely of portfolio retention services if our exits of PLS and Real Estate are completed, although the completion of such exit from our Real Estate channel continues to be subject to shareholder and other approvals and other closing conditions. Portfolio retention involves the refinancing of mortgages held within our current servicing portfolio and results are currently included within the statistics of our PLS channel in the following Segment Metrics table. For the three months ended March 31, 2017, portfolio retention represented 7% of our total closing volume (based on dollars).

Future portfolio retention volumes are dependent on the size and breadth of our servicing portfolio, on the willingness of our subservicing clients to permit us to perform such services and on a declining or lower interest rate environment as compared to individual mortgagor's current rates. Since November 2016, rates have been increasing and refinancing activity has declined. Based on Fannie Mae's April 2017 Economic and Housing Outlook projection of modestly increasing rates in the remainder of 2017, refinancing volumes are expected to drop significantly in the full year 2017 as compared to 2016.

For discussion of risks related to our continuing business, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our continuing operations have not been profitable over the past three years, and we intend to implement strategic actions and change the focus of our business to improve our financial results. We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, and our actions taken may not have the intended result." in our 2016 Form 10-K.

Segment Metrics:

	Three Months Ended March 31,
	2017	2016
	($ In millions)
Closings:
Saleable to investors	$1,708	$1,988
Fee-based	4,161	5,967
Total	$5,869	$7,955

Purchase	$2,664	$3,374
Refinance	3,205	4,581
Total	$5,869	$7,955

Retail - PLS	$4,672	$6,353
Retail - Real Estate	1,197	1,341
Total retail	5,869	7,694
Wholesale/correspondent	—	261
Total	$5,869	$7,955

Retail - PLS (units)	8,279	11,689
Retail - Real Estate (units)	4,208	4,968
Total retail (units)	12,487	16,657
Wholesale/correspondent (units)	—	1,011
Total (units)	12,487	17,668

Applications:
Saleable to investors	$2,539	$3,312
Fee-based	4,341	8,991
Total	$6,880	$12,303

Other:
IRLCs expected to close	$495	$1,168
Total loan margin on IRLCs (in basis points)	356	295
Loans sold	$1,943	$2,163

Segment Results:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Origination and other loan fees	$44	$61
Gain on loans held for sale, net	42	48
Net interest income:
Interest income	5	7
Secured interest expense	(4)	(5)
Net interest income	1	2
Other income	—	2
Net revenues	87	113

Salaries and related expenses	53	57
Commissions	11	12
Loan origination expenses	9	16
Professional and third-party service fees	4	5
Technology equipment and software expenses	1	1
Occupancy and other office expenses	6	7
Depreciation and amortization	2	2
Exit and disposal costs	13	—
Other operating expenses	33	39
Total expenses	132	139

Loss before income taxes	(45)	(26)
Less: net loss attributable to noncontrolling interest	(4)	—
Segment loss	$(41)	$(26)

First Quarter 2017 Compared With First Quarter 2016:  Mortgage Production segment loss was $41 million during the first quarter of 2017 compared to a segment loss of $26 million during the first quarter of 2016.  Net revenues decreased to $87 million, down $26 million or 23%, compared to the prior year quarter driven by lower application and closing volumes.  The dollar volume of closings in the first quarter of 2017 declined when compared to the first quarter of 2016, primarily due to the decline in PLS, as we execute the exit of this channel. Total expenses decreased to $132 million, down $7 million or 5%, compared with the first quarter of 2016, primarily driven by the decline in Loan origination expenses from lower closing unit volume as well as a reduction in Salaries and related expenses and Corporate overhead allocation that was partially offset by the Exit and disposal costs incurred in the first quarter of 2017.

Net revenues.  Origination and other loan fees were $44 million, down $17 million or 28% compared with the prior year quarter. Origination assistance fees decreased by $12 million, which was primarily driven by a 29% decrease in private label closing units compared to the prior year quarter. This decrease also included a $5 million decrease in appraisal income and application and other closing fees primarily driven by a 25% decrease in total retail closing units.

Gain on loans held for sale, net was $42 million during the first quarter of 2017, decreasing 13% as compared to $48 million for the prior year quarter. This decrease related to a 23% decrease in saleable applications that was primarily due to our exit from the wholesale/correspondent lending channel in the second quarter of 2016. This was partially offset by a 61 basis point increase in average total loan margins.

Interest income was $5 million during the first quarter of 2017, down $2 million or 29%, as compared to the first quarter of 2016, primarily due to the decline in average mortgage loans held for sale from the decline in saleable volume. Secured interest expense was $4 million during the first quarter of 2017, down $1 million or 20%, as compared to the first quarter of 2016, primarily due to the decline in average mortgage warehouse debt from reduced borrowing needs for mortgage loans held for sale.

Other income was insignificant during the first quarter of 2017 as compared to $2 million during the first quarter of 2016. The first quarter of 2016 included earnings on our equity investment in STARS as well as revenue from enhancements requested by our PLS clients, both of which have been impacted by our announced exit from the PLS channel and accordingly, had an unfavorable impact to the first quarter of 2017.

Total expenses.  Salaries and related expenses were down $4 million, or 7%, compared to the prior year quarter, due to a $2 million decline in Salaries, benefits and incentives from declines in our average employee headcount and a $2 million decrease in Contract labor and overtime as a result of declining application volumes.

Loan origination expenses were down $7 million, or 44%, compared to the prior year quarter, primarily due to a 37% decrease in retail application units.

Exit and disposal costs were $13 million for the first quarter of 2017 and included $9 million of severance and retention expenses for impacted employees and $4 million of facility-related costs in connection with our transfer of the Jacksonville facility to LenderLive. Severance and retention included $3 million related to the PLS exit and $6 million for shared service employees as a result of the reorganization.

Corporate overhead allocation decreased by $9 million compared to the prior year quarter primarily due to reduced professional fees for information technology shared services. See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation.

Other expenses increased by $3 million compared to the prior year quarter due to higher lender-paid fees on portfolio retention closings to entice borrowers in our servicing portfolio to refinance their loans. Our portfolio retention closings have increased by 243% as compared to the prior year quarter, as we have increased our focus on this business since the second half of 2016.

Selected Income Statement Data:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Gain on loans held for sale, net:
Gain on loans	$41	$40
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(1)	(2)
Economic hedge results	2	10
Total change in fair value of mortgage loans and related derivatives	1	8
Total	$42	$48

Salaries and related expenses:
Salaries, benefits and incentives	$51	$53
Contract labor and overtime	2	4
Total	$53	$57

Other operating expenses:
Corporate overhead allocation	$25	$34
Other expenses	8	5
Total	$33	$39

Mortgage Servicing Segment
Agreements to Sell MSRs

As an outcome of our strategic review process, during the fourth quarter of 2016, we entered into two separate agreements to sell substantially all of our MSRs, as discussed in “—Executive Summary”. In February 2017, we completed the initial sale of GNMA MSRs to Lakeview, representing $10.2 billion unpaid principal balance, and in May 2017, we completed the sale of another $1 billion unpaid principal balance to Lakeview. For the New Residential sales, the agreement requires PHH Corporation shareholder approval, and the sale of $385 million of the MSRs and servicing advances currently requires consents other than GSEs.

As of March 31, 2017, 96% of our MSRs are committed under a sale agreement. If the sales of substantially all of our MSRs are completed, we do not anticipate retaining a significant amount of capitalized MSRs in the future. In December 2016, we terminated substantially all of our MSR-related derivatives in connection with the MSR sale agreements, as our agreement with New Residential fixes the value we expect to realize on our MSRs as of the transaction date, if such transactions are approved and executed.
Subservicing
If the transactions under the MSR sale agreements are completed, our remaining servicing platform will consist primarily of subserviced loans. The market for subservicing clients is comprised of independent mortgage bankers, community banks, credit unions and other mortgage investors. The size of the subservicing market is dependent on the following: (i) the rate of prepayment speeds and the size of the home purchase market; (ii) lack of operational scale for smaller MSR owners who may need a subservicing partner to keep pace with consumer, regulatory and investor requirements; and (iii) MSR ownership by financial investors who do not have in-house servicing capability.

We anticipate growth in the subservicing market as mid-size and smaller servicers may sell MSRs for cash to financial investors who would contract with subservicers for assistance. We also are monitoring the political environment for possible regulatory reform and changes to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which could potentially lower costs to subservicers. However, market factors such as higher interest rates, evolving regulations, and potentially volatile capital market conditions may adversely impact demand for MSRs by non-bank investors and create a more challenging environment for subservicing.

Our subservicing agreements also have a significant risk of client retention. The terms of a substantial portion of these agreements allow the owners of the servicing to terminate the subservicing agreement without cause with respect to some or all of the subserviced loans and, in some cases, without payment of any termination fee. This risk is further magnified by our client concentration exposure, as further discussed in "—Risk Management".

For more information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our remaining business will be focused on subservicing activities, and we have significant client concentration risk related to the percentage of subservicing from agreements with Pingora Loan Servicing, LLC, HSBC, and Morgan Stanley. Further, the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time." in our 2016 Form 10-K.

Segment Metrics:

	March 31,
	2017	2016
	($ In millions)
Total Loan Servicing Portfolio:
Conventional loans	$150,022	$205,305
Government loans	11,833	23,919
Home equity lines of credit	1,771	4,116
Total Unpaid Principal Balance	$163,626	$233,340

Number of loans in owned portfolio (units)	486,706	628,104
Number of subserviced loans (units)	267,949	486,549
Total number of loans serviced (units)	754,655	1,114,653

Weighted-average interest rate	3.8%	3.8%
Portfolio delinquency (% of UPB) (1)	1.94%	2.09%

Capitalized Servicing Portfolio:
Unpaid Principal Balance	$71,808	$96,116
Capitalized servicing rate	0.83%	0.80%
Capitalized servicing multiple	3.0	2.8
Weighted-average servicing fee (in basis points)	28	29

	Three Months Ended March 31,
	2017	2016
	(In millions)
Total Loan Servicing Portfolio:
Average Portfolio UPB	$169,152	$229,970

Capitalized Servicing Portfolio:
Average Portfolio UPB	$78,155	$97,647
Payoffs and principal curtailments	3,459	3,955
Sales	10,316	272
______________

(1)	Portfolio delinquencies are loans 30 days or more past due and are represented as a percentage of the unpaid principal balance of the Total loan servicing portfolio.

Segment Results:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net loan servicing income:
Loan servicing income	$62	$91
Change in fair value of mortgage servicing rights	(29)	(121)
Net derivative gain related to MSRs	—	85
Net loan servicing income	33	55
Net interest expense:
Interest income	4	2
Secured interest expense	(2)	(3)
Unsecured interest expense	(10)	(10)
Net interest expense	(8)	(11)
Other income	2	—
Net revenues	27	44

Salaries and related expenses	17	18
Foreclosure and repossession expenses	7	7
Professional and third-party service fees	7	9
Technology equipment and software expenses	3	4
Occupancy and other office expenses	3	5
Depreciation and amortization	1	1
Exit and disposal costs	2	—
Other operating expenses	21	21
Total expenses	61	65
Segment loss	$(34)	$(21)

First Quarter 2017 Compared With First Quarter 2016:  Mortgage Servicing segment loss was $34 million during the first quarter of 2017 compared to a loss of $21 million during the prior year quarter.  Net revenues decreased to $27 million, down $17 million or 39%, compared to the prior year quarter primarily driven by declines in our Net loan servicing income from declines in our total loan servicing portfolio.  Total expenses decreased to $61 million, down $4 million or 6%, compared with the first quarter of 2016 primarily driven by declines in Corporate overhead allocation, Professional and third-party service fees, and Occupancy and other office expenses that was partially offset by a higher provision for legal and regulatory matters and Exit and disposal costs incurred in the first quarter of 2017.

Net revenues.  Servicing fees from our capitalized portfolio decreased to $54 million, down $16 million or 23%, compared to the prior year quarter driven by a 20% decrease in our average capitalized loan servicing portfolio.  This decline in our capitalized loan servicing portfolio was primarily due to our February 2017 sale of $10.2 billion in GNMA servicing to Lakeview and the persistent low interest rate environment throughout 2016 leading to high prepayment activity.

Subservicing fees decreased to $11 million, down $7 million or 39%, primarily driven by declines in the average number loans in our subserviced portfolio from the insourcing and MSR sale actions of Merrill Lynch and HSBC, respectively, during the fourth quarter of 2016.

Late fees and other ancillary servicing revenue was insignificant in the first quarter of 2017 as compared to $6 million in the prior year quarter, primarily due to the $7 million in transaction costs and related expenses from the GNMA servicing sold to Lakeview that occurred in February 2017.

MSR valuation changes from actual prepayments of the underlying mortgage loans decreased by $2 million or 10%, primarily due to an 8% decrease in payoffs in our capitalized servicing portfolio compared to the prior year quarter. MSR valuation changes from actual receipts of recurring cash flows increased by $3 million or 60%, primarily due to a higher average capitalized servicing rate as well as a favorable impact in the first quarter of 2016 from the MSR value changes of Ginnie Mae buyout eligible loan transactions, that was partially offset by a smaller portfolio size in the first quarter of 2017 compared to the prior year quarter.

During the first quarter of 2017, Market-related fair value adjustments decreased the value of our MSRs by $2 million, which was primarily due to a flattening of the yield curve. Positive market adjustments from interest rates were offset by the calibration of our modeled value using the pricing associated with the MSR sale commitments. We also had an insignificant net gain on MSR derivatives as we terminated substantially all of our MSR-related derivatives in connection with the MSR sale agreements in December 2016. During the first quarter of 2016, Market-related fair value adjustments decreased the value of our MSRs by $95 million, which was partially offset by $85 million of net gains on MSR derivatives. This activity was primarily attributable to a 39 basis point decline in the modeled primary mortgage rate, as well as a 50 basis point decline in the 10-year Treasury interest rate.

Interest income was $4 million during the first quarter of 2017, up $2 million, as compared to the first quarter of 2016, primarily due to cash management activities related to our escrow accounts from our total loan servicing portfolio, as well as an increase in interest rates. Secured interest expense was $2 million during the first quarter of 2017, down $1 million or 33%, as compared to the first quarter of 2016, primarily due to the decline in our total loan servicing portfolio and resulting decline in escrow balances.

Other income was $2 million in the first quarter of 2017, as compared to zero in the prior year quarter. The first quarter of 2017 included fees earned from a client for assistance in complying with regulatory changes.

Total expenses.  Professional and third-party service fees decreased by $2 million, or 22%, compared to the prior year quarter primarily driven by expenses incurred during the first quarter of 2016 related to compliance activities.

Occupancy and other office expenses decreased by $2 million from the prior year quarter primarily due to reductions in printing and mailing expenses from declines in our total loan servicing portfolio, as well as reductions in our rent and related occupancy expenses as we vacated certain facilities in 2016.

Exit and disposal costs were $2 million for the first quarter of 2017 for severance and retention expenses related to Mortgage shared service employees as a result of the reorganization.

During the first quarter of 2017, we recorded a $9 million provision for legal and regulatory matters, as compared to a $5 million provision during the first quarter of 2016, due to various legal proceedings and regulatory investigations, examinations and inquiries that are still ongoing related to our legacy mortgage servicing practices.

Corporate overhead allocation decreased by $5 million compared to the prior year quarter primarily due to reduced professional fees for information technology shared services. See “—Other” for a more detailed discussion of expenses included in the Corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Loan servicing income:
Servicing fees from capitalized portfolio	$54	$70
Subservicing fees	11	18
Late fees and other ancillary servicing revenue	—	6
Curtailment interest paid to investors	(3)	(3)
Total	$62	$91

Changes in fair value of mortgage servicing rights:
Actual prepayments of the underlying mortgage loans	$(19)	$(21)
Actual receipts of recurring cash flows	(8)	(5)
Market-related fair value adjustments	(2)	(95)
Total	$(29)	$(121)

Other operating expenses:
Corporate overhead allocation	$9	$14
Repurchase and foreclosure-related charges	(1)	(2)
Legal and regulatory reserves	9	5
Other expenses	4	4
Total	$21	$21

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
Results:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net revenues	$—	$—
Salaries and related expenses	16	15
Professional and third-party service fees	26	25
Technology equipment and software expenses	5	5
Occupancy and other office expenses	—	1
Depreciation and amortization	1	1
Exit and disposal costs	10	—
Other	2	3
Total expenses before allocation	60	50
Corporate overhead allocation:
Mortgage Production segment	(25)	(34)
Mortgage Servicing segment	(9)	(14)
Total expenses	26	2
Net loss before income taxes	$(26)	$(2)
First Quarter 2017 Compared With First Quarter 2016:  Net loss before income taxes was $26 million during the first quarter of 2017, compared to a loss of $2 million during the prior year quarter.  The net loss of the Other segment primarily represents losses that are not allocated back to our reportable segments. For the first quarter of 2017, the net loss primarily represents costs associated with our strategic review and Exit and disposal costs related to our exit of the PLS business and reorganization of our operations to subservicing and portfolio retention services.
Total expenses. Total expenses before allocations increased to $60 million, compared to $50 million in the prior year quarter. The increase in expenses was mainly related to the Exit and disposal costs of $10 million. These costs include $10 million of severance and retention expenses for impacted Other shared services employees primarily related to the reorganization.
Professional and third-party service fees increased to $26 million, up $1 million as compared to the prior year quarter. This increase was primarily due to a $13 million increase in strategic review costs offset by a $12 million decrease in information technology expenses as a result of higher costs in the first quarter of 2016 associated with the modernization and enhanced security of our information technology systems and implementing new compliance requirements in our origination business.

RISK MANAGEMENT

We are exposed to various business risks which may significantly impact our financial results including, but not limited to: (i) interest rate risk; (ii) consumer credit risk; (iii) counterparty and concentration risk; (iv) liquidity risk; and (v) operational risk.

During the three months ended March 31, 2017, there have been no significant changes to our liquidity risk or operational risk.  In addition, as of March 31, 2017, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.

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

We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold.  Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of March 31, 2017, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $20 million which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs or in the event we do not file insurance claims.

See Note 10, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding loan repurchase and indemnification requests and our repurchase and foreclosure-related reserves.

Counterparty and Concentration Risk
Production. For the three months ended March 31, 2017, our mortgage loan originations were derived from our relationships with significant counterparties as follows:

•	25% through our PLS relationship with Morgan Stanley Private Bank, N.A. ("Morgan Stanley");

•	20% through the Real Estate channel, from our relationships with Realogy and its affiliates;

•	13% through our PLS relationship with Merrill Lynch; and

•	12% through our PLS relationship with HSBC.
In November 2016, as an outcome of our strategic review process, we announced our intentions to exit our PLS business, which represented 80% of our total closing volume (based on dollars) for the three months ended March 31, 2017. In February 2017, we entered into an agreement to sell certain assets of PHH Home Loans, which constitutes substantially all of our Real Estate channel and represented 20% of our total closing volume (based on dollars) for the three months ended March 31, 2017. If the asset sale of PHH Home Loans is successfully completed, our remaining mortgage loan origination business will consist of portfolio retention. There can be no assurances that our closing volumes, agreements or relationships will not be subject to further change.
See “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—"Our decision to exit our Private Label client agreements will involve a significant amount of restructuring costs, and we have risks specific to our exit plans. Furthermore, there can be no assurances that such action will be as beneficial to shareholders as if we had not taken such action." and “We have entered into agreements to sell certain assets of PHH Home Loans and to monetize our investment in the joint venture. The transaction contains a number of pre-closing conditions and is subject to PHH Corporation shareholder approval. There can be no assurance that the Company will complete the execution of these transactions or that the net proceeds realized upon the sale will equal the current estimate." in our 2016 Form 10-K.
Servicing. During the three months ended March 31, 2017, there have been no significant changes to our servicing portfolio's geographic, delinquency, and agency concentration risks, as previously outlined in our 2016 Form 10-K. Our Mortgage Servicing segment has exposure to concentration risk and client retention risk with respect to our subservicing agreements. As of March 31, 2017, our subservicing portfolio (by units) related to the following client relationships: 42% from Pingora Loan Servicing, LLC, 22% from HSBC and 14% from Morgan Stanley.
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
For further discussion of concentration risks related to our subservicing agreements, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our remaining business will be focused on subservicing activities, and we have significant client concentration risk related to the percentage of subservicing from agreements with Pingora Loan Servicing, LLC, HSBC, and Morgan Stanley. Further, the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time.” in our 2016 Form 10-K.

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

Our total unrestricted cash position as of March 31, 2017, is $936 million, which includes $70 million of cash in variable interest entities.  We have identified expected uses of our cash over the next 12 months which, in addition to any cash used in connection with our expected offer to repurchase our senior unsecured notes in connection with the closing of our MSR sale to New Residential and our PHH Home Loans joint venture asset sales, include the following estimated outflows:

•	$175 million related to the exit of the PLS business, including expected operating losses and costs to complete the exit;

•	$40 million for costs associated with re-engineering and transitioning our business; and

•	$50 million for payment of MSR transaction costs and strategic review advisory, legal and professional fees.
Further, we intend to maintain excess cash to cover contingencies, which include $121 million related to our legal and regulatory reserves, and $55 million related to other contingencies for mortgage loan repurchases, reasonably possible losses for legal and regulatory matters in excess of reserves, MSR sale agreement indemnifications, and other contingencies.

We expect that substantially all of the proceeds from the MSR sales to New Residential will be used to repay our senior unsecured notes, to repay borrowings under our servicing advance facility and to pay taxes. Particularly, we expect to make an offer to purchase the $615 million outstanding principal amount of our senior unsecured notes in connection with the consummation of the MSR sales to New Residential and PHH Home Loans joint venture asset sales.

In May 2017, our Board of Directors authorized up to $100 million in open market share repurchases as an initial action in our plan to return capital to shareholders. We intend to commence open market share repurchases effective upon the next available securities purchase window. The execution of share repurchases is subject to market and business conditions and the trading price of our common stock.

Once we have the appropriate level of certainty with respect to the amount and timing of sources and uses of cash from our strategic actions (including any cash generated from the MSR and PHH Home Loans joint venture asset sales, if executed), we intend to take the necessary actions to commence additional returns of capital to shareholders. However, the method, timing and amount of the return of capital to our shareholders, if any, will depend on several factors including the execution of, and proceeds realized from, our MSR sales, the value realized from PHH Home Loans joint venture, the successful execution of our PLS exit, the resolution of our outstanding legal and regulatory matters, the successful completion of other restructuring and capital management activities, including debt repayment, and the working capital requirements and contingency needs for the remaining business. There can be no assurances we will complete any further return of capital to our shareholders. For more information, see “Part II—Item 1A. Risk Factors—Risks Related to our Common Stock—Our stock repurchase program may not result in effects we anticipated, including a positive return of capital to stockholders." in this Form 10-Q and “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—The amount of capital returned to shareholders, if any, as a result of our strategic actions may be less than our expectations. Furthermore, there can be no assurances about the method, timing or amounts of any such distributions." in our 2016 Form 10-K.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes the changes in Cash and cash equivalents:

	Three Months Ended March 31,
	2017	2016	Change
	(In millions)
Cash provided by (used in):
Operating activities	$192	$21	$171
Investing activities	18	74	(56)
Financing activities	(180)	(64)	(116)
Net increase in Cash and cash equivalents	$30	$31	$(1)

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  The operating results of our businesses are also impacted by significant non-cash activities which include: (i) the capitalization of mortgage servicing rights in our Mortgage Production segment and (ii) the change in fair value of mortgage servicing rights in our Mortgage Servicing segment.

During the three months ended March 31, 2017, cash provided by our operating activities was $192 million which was primarily driven by the impact of timing differences between the origination and sale of mortgages as Mortgage loans held for sale in our Condensed Consolidated Balance Sheets decreased by $212 million between December 31, 2016 and March 31, 2017. This was partially offset by operating losses in our PLS business and cash used for strategic review costs.

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

During the three months ended March 31, 2017, cash provided by our investing activities was $18 million, which was driven by $71 million of cash received from the proceeds of the initial sale of GNMA MSRs to Lakeview that was partially offset by $46 million of net cash paid for MSR derivatives settled in the first quarter of 2017 as substantially all of our MSR derivatives were terminated in December 2016 in connection with the MSR sale agreements.

During the three months ended March 31, 2016, cash provided by our investing activities was $74 million, which was driven by $79 million of net cash received from MSR derivatives related to settlement activity and changes in our cash collateral mounts due to declining interest rates.

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

During the three months ended March 31, 2017, cash used in our financing activities was $180 million, which primarily related to $180 million of net payments on our secured borrowings resulting from decreased funding requirements for Mortgage loans held for sale and Servicing advances.

During the three months ended March 31, 2016, cash used in our financing activities was $64 million which primarily related to $39 million of net payments on secured borrowings primarily resulting from decreased funding requirements for Mortgage loans held for sale and $23 million used to retire shares in our open market share repurchase program.

Debt

The following table summarizes our Debt as of March 31, 2017:

	Outstanding Balance	Collateral(1)
	(In millions)
Warehouse facilities	$375	$393
Servicing advance facility	100	162
Unsecured debt, net	608	—
Total	$1,083	$555

_________________

(1)	Assets held as collateral are not available to pay our general obligations.

See Note 8, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our debt covenants and other components of our debt.

Warehouse Facilities

We utilize both committed and uncommitted warehouse facilities, and we evaluate our capacity need under these facilities based on forecasted volume of mortgage loan closings and sales. During the three months ended March 31, 2017, we reduced the aggregate committed capacity of our facilities in response to our expected saleable production volume and to reduce expenses associated with the facilities.

Mortgage warehouse facilities consisted of the following as of March 31, 2017:

	Total Capacity	Outstanding Balance	Available Capacity(1)	Maturity Date
	(In millions)
Debt:
Committed facilities:
Wells Fargo Bank, N.A.	$450	$210	$240	6/30/2017
Bank of America, N.A.	200	97	103	6/30/2017
Barclays Bank PLC	100	62	38	7/31/2017
Committed warehouse facilities	750	369	381
Uncommitted facilities:
Fannie Mae (2)	2,000	6	1,994	n/a
Barclays Bank PLC	100	—	100	n/a
Total	$2,850	$375	$2,475

Off-Balance Sheet Gestation Facilities:
Uncommitted facilities:
JP Morgan Chase Bank, N.A.	$150	$—	$150	n/a

___________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)	On April 30, 2017, Fannie Mae reduced the capacity of the uncommitted facility to $200 million, at our request.

Servicing Advance Funding Arrangements

As of March 31, 2017, there are $599 million of Servicing advance receivables, net on our Condensed Consolidated Balance Sheets, including $228 million from our own funds, and the remainder funded as outlined below:

	Total Capacity	Outstanding Balance	Available Capacity(1)	Maturity Date
	(In millions)
Debt:
Servicing Advance Receivables Trust	$155	$100	$55	6/15/2018	(2)
Subservicing advance liabilities:
Client-funded amounts	n/a	271	n/a	n/a
Total		$371
__________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)
The facility has a revolving period through June 15, 2017, after which the facility goes into amortization.  The maturity date of June 15, 2018 presented above represents the final repayment date of the amortizing notes.

Unsecured Debt

Unsecured borrowing arrangements consisted of the following as of March 31, 2017:

	Balance at Maturity	Outstanding Balance	Maturity Date
	(In millions)
7.375% Term notes due in 2019	$275	$273	9/1/2019
6.375% Term notes due in 2021	340	335	8/15/2021
Total	$615	$608	0

As of May 3, 2017, our credit ratings on our senior unsecured debt were as follows:

	Senior Debt	Short-Term Debt
Moody’s Investors Service	B1	NP
Standard & Poor's Rating Services	B-	N/A

A security rating is not a recommendation to buy, sell or hold securities, may not reflect all of the risks associated with an investment in our debt securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating. Our senior unsecured long-term debt credit ratings are below investment grade, and as a result, our access to the public debt markets may be severely limited in comparison to the ability of investment grade issuers to access such markets.  See further discussion at “Part I—Item 1A. Risk Factors—Liquidity Risks—We may be limited in our ability to obtain or renew financing in the unsecured credit markets on economically viable terms or at all, due to our senior unsecured long-term debt ratings being below investment grade and due to our history of reported losses from continuing operations since becoming a standalone mortgage company.” in our 2016 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have not been any significant changes to the critical accounting policies and estimates described under “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2016 Form 10-K.

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

The following table summarizes the estimated change in the fair value of our Mortgage pipeline, Mortgage servicing rights and related derivatives and unsecured debt that are sensitive to interest rates as of March 31, 2017 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
	(In millions)
Mortgage pipeline
Mortgage loans held for sale	$6	$4	$2	$(2)	$(5)	$(11)
Interest rate lock commitments (1)	5	3	2	(3)	(5)	(12)
Forward delivery commitments (1)	(12)	(8)	(4)	5	10	22
Option contracts (1)	—	—	—	—	1	3
Total Mortgage pipeline	(1)	(1)	—	—	1	2

MSRs and related derivatives (2)
Mortgage servicing rights	(144)	(67)	(32)	29	56	99
Derivatives related to MSRs (1)	3	2	1	(1)	(2)	(4)
Total MSRs and related derivatives	(141)	(65)	(31)	28	54	95

Unsecured term debt	(20)	(10)	(5)	5	10	19
Total, net	$(162)	$(76)	$(36)	$33	$65	$116
__________________

(1)	Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

(2)
In the fourth quarter of 2016, we significantly reduced our MSR-related derivative hedge coverage as a result of our sale agreement with New Residential that fixes the prices we expect to realize at future transfer dates. For further discussion of those agreements, and discussions of required shareholder approvals and other requirements that must be met to complete such sales, see Note 4, 'Servicing Activities' in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 10, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

This Item 1A. should be read in conjunction with "Part I—Item 1A. Risk Factors" in our 2016 Form 10-K. Other than with respect to the discussion below, there have been no material changes from the risk factors disclosed in our Form 10-K.

Risks Related to our Common Stock
Our stock repurchase program may not result in effects we anticipated, including a positive return of capital to stockholders.

We have authority to repurchase up to $100 million of our Common stock, and we expect to initiate a stock repurchase program effective at the next available securities purchase window. The execution of share repurchases is subject to market and business conditions and the trading price of our common stock.  There can be no assurances that our stock repurchase program will have the effects we anticipated.  Our stock repurchase program may not return value to stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of Common stock. Our stock repurchase program is intended to deliver stockholder value over the long-term, but stock price fluctuations can reduce the program’s effectiveness.  There can be no assurance that we will repurchase the full amount authorized under any share repurchase program or that any past or future repurchases will have a positive impact on our stock price. Depending on market and other business conditions, such purchases may be suspended at any time without prior notice.  Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock and our overall capital structure and liquidity position, including investments to grow the business and amounts for key cash requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 3, 2017, our Board of Directors authorized up to $100 million in open market share repurchases. We did not complete any share repurchases during the first quarter of 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 2017.

PHH CORPORATION

By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer

By:	/s/ Michael R. Bogansky
Michael R. Bogansky
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

2.1
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
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on January 30, 2017.

2.2
JV Interests Purchase Agreement, dated February 15, 2017, by and between Realogy Services Venture Partner LLC and PHH Corporation. (Certain of the schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but the Company undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request.)
Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on January 30, 2017.

10.1	Support Agreement, dated February 15, 2017, by and among Guaranteed Rate, Inc., Realogy Holdings Corp. and PHH Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 30, 2017.

10.2†	First Amendment To The PHH Corporation Equity Compensation Program For Non-Employee Directors (Under the PHH Corporation 2014 Equity and Incentive Plan)	Filed herewith.

10.3†	Severance Letter Agreement dated March 29, 2017 to Glen Messina from PHH Corporation.	Filed herewith.

10.4†	Severance Letter Agreement dated March 29, 2017 to Kathryn Ruggieri from PHH Corporation.	Filed herewith.

10.5†	Severance Letter Agreement dated March 29, 2017 to William F. Brown from PHH Corporation.	Filed herewith.

10.6†	Severance Letter Agreement dated March 29, 2017 to Leith Kaplan from PHH Corporation.	Filed herewith.

10.7†	Employment Agreement effective as of March 30, 2017 between PHH Corporation and Rob Crowl.	Filed herewith.

10.8†	Employment Agreement effective as of March 30, 2017 between PHH Corporation and Michael Bogansky.	Filed herewith.

10.9†, **	Form of 2017 Cash Performance Incentive Award Pursuant to the PHH Corporation 2014 Equity And Incentive Plan	Filed herewith.

10.10†, **	Form of PHH Corporation Management Incentive Plan 2017 Award Notice	Filed herewith.

10.11†	Form of 2016 Performance Restricted Stock Unit Award Notice and Agreement	Filed herewith.

10.12†	Form of May 2016 Performance Restricted Stock Unit Award Notice and Agreement	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Exhibit No.	Description	Incorporation by Reference

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

________________

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

**
Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the SEC.