Form 10-Q
period 2017-06-30
PHH CORP
filed 2017-08-09
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, 51,306,854 shares of PHH Common stock were outstanding.

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

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements concerning the following:

▪
our expectations related to our actions and their outcomes resulting from our strategic review, including the timing of any such actions, our estimates of transaction proceeds, operating losses and exit costs, the amount and our expected use of any proceeds, and any other anticipated impacts on our results, client and counterparty relationships, debt arrangements, employee relations or expected value to shareholders;

▪
our projected financial results and expected capital structure for the remaining business after executing the actions resulting from our strategic review, based on our assessment of the market for subservicing and portfolio retention services, our business strategy and our competitive position;

▪	our expectations related to any future strategic actions after completion of our current actions resulting from the strategic review;

▪	the method, amounts and timing of any capital returns to shareholders;

▪	anticipated future origination volumes and loan margins in the mortgage industry;

▪	our expectations of the impacts of regulatory changes on our business;

▪	our assessment of legal and regulatory proceedings and the associated impact on our financial statements;

▪	our expectations around future losses from representation and warranty claims, and associated reserves and provisions; and

▪	the impact of the adoption of recently issued accounting pronouncements on our financial statements.
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

▪
our ability to execute and complete the actions resulting from our strategic review and implement changes to meet our operational and financial objectives, including (i) restructuring our remaining business and shared services platform; (ii) achieving our growth objectives and assumptions; and (iii) resolving our legacy legal and regulatory matters;

▪
any failure to execute any portion of the remaining sales of MSRs under our existing agreements, or realize estimated proceeds from the transactions, which may be driven by the following reasons, among other factors: (i) not receiving required regulatory, investor, agency, private loan investor and/or client (originations source) approvals for any portion of the sale portfolio; (ii) changes in the composition of the portfolio and related servicing advances outstanding on each sale date; and (iii) not meeting any other conditions precedent to closing, as defined in the respective agreements;

▪
any failure to execute the sale of certain assets of PHH Home Loans and its subsidiaries, or realize estimated proceeds from the transactions, which may be driven by the following reasons, among other factors: (i) not receiving required regulatory and agency approvals; and (ii) not meeting any other conditions precedent to closing, as defined in the respective agreements;

▪
available excess cash from our strategic actions is dependent upon a variety of factors, including the execution of the sale of our remaining MSRs, the monetization of our investment in PHH Home Loans, the successful completion of our PLS exit activities at a certain total expense, the resolution of our outstanding legal and regulatory matters and the successful completion of other restructuring and capital management activities, including any unsecured debt repayments, in accordance with our assumptions;

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

▪
the impact of changes in U.S. financial conditions and fiscal and monetary policies, or any actions taken or to be taken by the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System on the credit markets and the U.S. economy;

▪
the effects of any significant adverse changes in the underwriting criteria or the existence or programs of government-sponsored entities, such as Fannie Mae and Freddie Mac, including any changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other actions of the federal government;

▪
the ability to maintain our status as a government sponsored entity-approved seller and servicer, including the ability to continue to comply with the respective selling and servicing guides, our ability to operationalize changes necessary to comply with updates to such guides and programs and our ability to maintain the required minimum capital;

▪
the effects of changes in, or our failure to comply with, laws and regulations, including mortgage- and real estate-related laws and regulations and those that we are exposed to through our private label relationships until the complete exit from this business channel;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Origination and other loan fees	$37	$79	$81	$140
Gain on loans held for sale, net	52	77	94	125
Loan servicing income, net	28	44	61	99
Net interest expense	(6)	(7)	(13)	(16)
Other income	1	3	3	5
Net revenues	112	196	226	353

EXPENSES
Salaries and related expenses	75	92	161	182
Commissions	14	18	25	30
Loan origination expenses	9	18	18	34
Foreclosure and repossession expenses	5	9	12	16
Professional and third-party service fees	30	37	67	76
Technology equipment and software expenses	9	10	18	20
Occupancy and other office expenses	9	11	18	24
Depreciation and amortization	3	5	7	9
Exit and disposal costs	16	—	41	—
Other operating expenses	25	16	47	31
Total expenses	195	216	414	422
Loss before income taxes	(83)	(20)	(188)	(69)
Income tax benefit	(33)	(11)	(67)	(30)
Net loss	(50)	(9)	(121)	(39)
Less: net (loss) income attributable to noncontrolling interest	(4)	3	(8)	3
Net loss attributable to PHH Corporation	$(46)	$(12)	$(113)	$(42)

Basic and Diluted loss per share attributable to PHH Corporation	$(0.86)	$(0.22)	$(2.11)	$(0.78)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(50)	$(9)	$(121)	$(39)

Total comprehensive loss	$(50)	$(9)	$(121)	$(39)
Less: comprehensive (loss) income attributable to noncontrolling interest	(4)	3	(8)	3
Comprehensive loss attributable to PHH Corporation	$(46)	$(12)	$(113)	$(42)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$1,001	$906
Restricted cash	75	57
Mortgage loans held for sale	625	683
Accounts receivable, net	74	66
Servicing advances, net	473	628
Mortgage servicing rights	555	690
Property and equipment, net	28	36
Other assets	75	109
Total assets (1)	$2,906	$3,175

LIABILITIES
Accounts payable and accrued expenses	$205	$193
Subservicing advance liabilities	205	290
Mortgage servicing rights secured liability	114	—
Debt, net	1,192	1,262
Deferred taxes, net	11	101
Loan repurchase and indemnification liability	41	49
Other liabilities	160	157
Total liabilities (1)	1,928	2,052
Commitments and contingencies (Note 10)

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 51,949,019 shares issued and outstanding at June 30, 2017; 53,599,433 shares issued and outstanding at December 31, 2016	1	1
Additional paid-in capital	863	887
Retained earnings	101	214
Accumulated other comprehensive loss (2)	(10)	(10)
Total PHH Corporation stockholders’ equity	955	1,092
Noncontrolling interest	23	31
Total equity	978	1,123
Total liabilities and equity	$2,906	$3,175

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
(Unaudited)
(In millions)

(1)
The Condensed Consolidated Balance Sheets include assets and liabilities of variable interest entities which can be used only to settle the obligations and liabilities of the variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries. These assets and liabilities are as follows:

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$61	$67
Restricted cash	31	24
Mortgage loans held for sale	327	350
Accounts receivable, net	13	9
Servicing advances, net	116	150
Property and equipment, net	1	1
Other assets	10	12
Total assets	$559	$613

LIABILITIES
Accounts payable and accrued expenses	$12	$11
Debt	341	399
Other liabilities	6	5
Total liabilities	$359	$415

(2)
Includes amounts recorded related to the Company’s defined benefit pension plan, net of income tax benefits of $6 million as of both June 30, 2017 and December 31, 2016.  During both the three and six months ended June 30, 2017 and June 30, 2016, there were no amounts reclassified out of Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In millions, except share data)

	PHH Corporation Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
Six Months Ended June 30, 2017
Balance at December 31, 2016	53,599,433	$1	$887	$214	$(10)	$31	$1,123
Total comprehensive loss	—	—	—	(113)	—	(8)	(121)
Stock compensation expense	—	—	5	—	—	—	5
Reclassification of stock awards	—	—	(4)	—	—	—	(4)
Stock issued under share-based payment plans	110,550	—	(1)	—	—	—	(1)
Repurchase of Common stock	(1,760,964)	—	(24)	—	—	—	(24)
Balance at June 30, 2017	51,949,019	$1	$863	$101	$(10)	$23	$978

Six Months Ended June 30, 2016
Balance at December 31, 2015	55,007,983	$1	$911	$416	$(10)	$30	$1,348
Total comprehensive (loss) income	—	—	—	(42)	—	3	(39)
Stock compensation expense	—	—	4	—	—	—	4
Stock issued under share-based payment plans (includes $9 benefit from excess tax shortfall)	28,627	—	(9)	—	—	—	(9)
Repurchase of Common stock	(1,508,772)	—	(23)	—	—	—	(23)
Balance at June 30, 2016	53,527,838	$1	$883	$374	$(10)	$33	$1,281

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(121)	$(39)
Adjustments to reconcile Net loss to net cash provided by (used in) operating activities:
Capitalization of originated mortgage servicing rights	(18)	(30)
Change in fair value of mortgage servicing rights and related derivatives	58	83
Change in fair value of mortgage servicing rights secured liability	1	—
Origination of mortgage loans held for sale	(3,791)	(5,050)
Proceeds on sale of and payments from mortgage loans held for sale	3,977	4,999
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(121)	(134)
Depreciation and amortization	7	9
Deferred income tax benefit	(90)	(58)
Other adjustments and changes in other assets and liabilities, net	148	84
Net cash provided by (used in) operating activities	50	(136)

Cash flows from investing activities:
Net cash (paid) received on derivatives related to mortgage servicing rights	(45)	146
Proceeds on sale of mortgage servicing rights	91	4
Proceeds on sale of servicing advances	11	—
Purchases of property and equipment	—	(9)
Increase in restricted cash	(18)	(7)
Other, net	—	5
Net cash provided by investing activities	39	139

Cash flows from financing activities:
Proceeds from secured borrowings	4,463	6,014
Principal payments on secured borrowings	(4,533)	(5,892)
Proceeds from mortgage servicing rights secured liability	102	—
Repurchase of common stock	(24)	(23)
Other, net	(2)	(3)
Net cash provided by financing activities	6	96

Net increase in Cash and cash equivalents	95	99
Cash and cash equivalents at beginning of period	906	906
Cash and cash equivalents at end of period	$1,001	$1,005

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

PHH Corporation and subsidiaries (collectively, “PHH” or the “Company”) operates in two business segments: Mortgage Production, which provides mortgage loan origination services and sells mortgage loans, and Mortgage Servicing, which performs servicing activities for originated and purchased loans, and acts as a subservicer for certain clients that own the underlying mortgage servicing rights.

During 2016, the Company entered into an agreement to sell substantially all of its existing mortgage servicing rights ("MSRs") to New Residential Investment Corp. (“New Residential”), and the initial sale under this agreement settled during the second quarter of 2017. The Company has determined that New Residential has not acquired all ownership rewards since the terms of the subservicing contract limit New Residential’ s ability to terminate the contract within the first three years. As a result, while there was a legal true sale of the MSRs from the Company to New Residential, the Company accounted for such sale of servicing rights as a secured borrowing. Under this accounting treatment, the MSRs transferred to New Residential remain on the Condensed Consolidated Balance Sheets and the proceeds from the sale are recognized as a Mortgage servicing rights secured liability.

The Company elected to record the MSRs secured liability at fair value consistent with the related MSR asset. Changes in fair value including the market-related fair value adjustments and actual prepayments of the underlying mortgage loan and receipts of recurring cash flows, and the estimated yield on the related MSR asset, are recorded in Loan servicing income, net in the Condensed Consolidated Statements of Operations. Implied interest cost on the MSRs secured liability is recorded in Net interest expense in the Condensed Consolidated Statements of Operations which offsets the estimated yield on the MSR asset, both of which represent non-cash amounts. Proceeds from the sale of these MSRs are included in financing activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 4, 'Servicing Activities' and Note 11, 'Fair Value Measurements' for further information.

Basis of Consolidation

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

Unaudited Interim Financial Information

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, those related to the valuation of mortgage servicing rights and the related secured liability, mortgage loans held for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

sale and other financial instruments, the estimation of liabilities for commitments and contingencies, mortgage loan repurchases and indemnifications and the determination of certain income tax assets and liabilities and associated valuation allowances. Actual results could differ from those estimates.

Accounting Pronouncements Adopted During the Period

In March 2016, the FASB issued ASU 2016-06, “Contingent Put and Call Options in Debt Instruments.” This update clarified that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is only required to perform a specific four-step decision sequence and is no longer required to assess whether the contingency for exercising the option is indexed to interest rate or credit risk. The Company adopted this update on January 1, 2017 using a modified retrospective approach, and there was no impact to the financial statements or disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting." This update simplified several aspects of the accounting for share-based payment transactions, including accounting for income taxes, the classification of awards as either equity or liabilities and the classification of excess tax benefits and payments for tax withholdings on the statement of cash flows. The Company adopted this update on January 1, 2017 using either a prospective, modified retrospective or retrospective approach, depending on the area of change with the more significant provisions described below:

•
Accounting for income taxes. The Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of income and applied this provision prospectively. The tax effects were treated as discrete items to calculate the effective tax rate and resulted in $2 million of income tax expense during the six months ended June 30, 2017.

•
Forfeiture rates. The Company elected to account for forfeitures as they occur and applied this provision using a modified retrospective approach. The impact to opening retained earnings was not significant.

•
Statement of Cash Flows. On a retrospective basis, the Company classified cash paid by an employer when directly withholding shares for tax withholding purposes as a financing activity which totaled $1 million during the six months ended June 30, 2017. The amount of tax withholding was not significant for the six months ended June 30, 2016. In addition, on a prospective basis, the Company will classify excess tax benefits as an operating activity which did not have an impact to the statement of cash flows.

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

The Company has reviewed the scope of the guidance and determined that certain revenue streams are not within the scope of the standard because it does not apply to revenue on contracts accounted for under ASC 860, "Transfers and Servicing of Financial Assets" or ASC 825, "Financial Instruments". However, the Company continues to evaluate certain select revenue streams, including subservicing fees and certain fee-based origination fees, and the impact that this guidance

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

will have on its financial statements and disclosures. While there may be some impact on revenue recognition, the Company currently does not expect the adoption of this guidance to have a significant impact on the consolidated financial statements; however, the Company expects it will result in increased footnote disclosure requirements. The Company will adopt this standard using a modified retrospective approach in the first quarter of 2018 with a cumulative effect adjustment to retained earnings.

•
In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost."  This update changes the income statement presentation of defined benefit plan expense by requiring the service cost component to be presented in the same line item as other compensation costs and all other components (including interest cost, amortization of prior service cost, settlements, etc.) to be presented separately from the service cost component. This update is effective for the first interim and annual periods beginning after December 15, 2017, with early adoption permitted. At adoption, this update will be applied retrospectively. The Company's defined benefit pension plan and the other post-employment benefits plan are frozen, wherein the plans only accrue additional benefits for a very limited number of employees. As a result, the Company does not expect the adoption of this update to have a significant impact on its financial statements.

•
In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting." This update clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This update is effective for the first interim and annual periods beginning after December 15, 2017, with early adoption permitted. At adoption, this update will be applied prospectively. The Company does not expect the adoption of this update to have a significant impact on its financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Exit Costs

PLS Exit

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

The following is a summary of expenses incurred to date for the PLS exit program within Exit and disposal costs in the Condensed Consolidated Statements of Operations, including our estimate of remaining and total program costs:

	As of June 30, 2017
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Non-Cash Charges & Impairments(1)	Total
	(In millions)
Costs incurred in current year:
First quarter	$4	$4	$—	$—	$8
Second quarter	4	—	8	(4)	8
	8	4	8	(4)	16
Cumulative costs recognized in prior year	22	—	4	15	41
Estimate of remaining costs	8	20	15	—	43
Total	$38	$24	$27	$11	$100
______________

(1)	During the second quarter of 2017, the Company recorded $4 million to reverse previously accrued liabilities associated with the Jacksonville facility.

The following is a summary of the PLS program costs by segment as of June 30, 2017:

	Mortgage Production	Other	Total
	(In millions)
Costs incurred in current year:
First quarter	$7	$1	$8
Second quarter	7	1	8
	14	2	16
Cumulative costs recognized in prior year	33	8	41
Estimate of remaining costs	36	7	43
Total	$83	$17	$100

Reorganization

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of expenses incurred to date for the Reorganization exit program within Exit and disposal costs in the Condensed Consolidated Statements of Operations, including our estimate of remaining and total program costs:

	As of June 30, 2017
	Severance and Termination Benefits	Facility Exit Costs	Non-Cash Charges & Impairments(1)	Total(2)
	(In millions)
Costs incurred in current year:
First quarter	$17	$—	$—	$17
Second quarter	4	2	2	8
	21	2	2	25
Cumulative costs recognized in prior year	—	—	—	—
Estimate of remaining costs	10	3	2	15
Total	$31	$5	$4	$40
______________

(1)	During the second quarter of 2017, the Company recorded a $2 million impairment for an equity method investment.

(2)
Exit Costs related to our Reorganization include amounts attributable to noncontrolling interest, representing $2 million of Costs incurred during the six months ended June 30, 2017, and $8 million of Total program costs. Refer to Note 12, 'Variable Interest Entities' for further information regarding our agreements to sell certain assets of PHH Home Loans and its subsidiaries and exit the Real Estate channel.

The following is a summary of the Reorganization program costs by segment as of June 30, 2017:

	Mortgage Production	Mortgage Servicing	Other	Total
	(In millions)
Costs incurred in current year:
First quarter	$6	$2	$9	$17
Second quarter	3	—	5	8
	9	2	14	25
Cumulative costs recognized in prior year	—	—	—	—
Estimate of remaining costs	14	—	1	15
Total	$23	$2	$15	$40

Exit Cost Liability

The Company's Exit cost liability is included in Accounts payable and accrued expenses within the Condensed Consolidated Balance Sheets. A summary of the aggregate activity for both the PLS exit program and the Reorganization exit program is as follows:

	Six Months Ended June 30, 2017
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Total
	(In millions)
Balance, beginning of period	$22	$—	$3	$25
Charges	29	6	8	43
Paid	(1)	(6)	—	(7)
Adjustments (1)	4	—	—	4
Balance, end of period	$54	$—	$11	$65
______________

(1)	This adjustment represents previously accrued amounts of existing retention and incentive awards for exiting employees that will be paid out upon termination and other non-cash charges.

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

On May 3, 2017, the Company's Board of Directors authorized up to $100 million in open market share repurchases. Any shares received under the share repurchase program are retired upon receipt and reported as a reduction of shares issued and outstanding as of each settlement date, and the cash paid is recorded as a reduction of stockholders' equity in the Condensed Consolidated Balance Sheets. Weighted-average common shares outstanding for the three and six months ended June 30, 2017 include the reduction in shares attributable to the open market repurchase of 1,760,964 shares during May and June 2017, in which the Company paid $24 million. For the six months ended June 30, 2016, weighted-average common shares include the reduction in shares attributable to the open market repurchase of 1,508,772 shares during January 2016.

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

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation and anti-dilutive securities excluded from the computation of diluted shares for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except share and per share data)
Net loss attributable to PHH Corporation	$(46)	$(12)	$(113)	$(42)
Weighted-average common shares outstanding — basic & diluted	53,342,256	53,568,357	53,511,445	53,635,793
Basic and Diluted loss per share attributable to PHH Corporation	$(0.86)	$(0.22)	$(2.11)	$(0.78)

Anti-dilutive securities excluded from the computation of diluted shares:
Outstanding stock-based compensation awards (1)	1,098,464	1,946,982	1,098,464	1,946,982

 ———————

(1)	For the three and six months ended June 30, 2017, excludes 48,941 shares that are contingently issuable for which the contingency has not been met.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Servicing Activities

Total Servicing Portfolio

The following table summarizes the total servicing portfolio, which consists of loans associated with capitalized MSRs owned and secured, loans held for sale, and the portfolio associated with loans subserviced for others:

	June 30, 2017		December 31, 2016
	Fair Value	UPB	Fair Value	UPB
	(In millions)
Capitalized MSRs owned	$441	$53,933	$690	$84,657
Capitalized MSRs under secured borrowing arrangements and subserviced (1)	114	13,084	—	—
Total capitalized MSRs	$555	$67,017	$690	$84,657
Subserviced		91,986		89,170
Other owned servicing		760		815
Total		$159,763		$174,642
 ———————

(1)	Accounted for as a secured borrowing arrangement. Refer to Note 1, 'Summary of Significant Accounting Policies' for additional information.

Loan Servicing Income, Net

The following table summarizes the components of Loan servicing income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Servicing fees from capitalized portfolio (1)	$49	$67	$103	$137
Subservicing fees	10	18	21	36
Late fees and other ancillary revenue	6	10	15	18
Loss on sale of MSRs	(4)	—	(13)	(2)
Curtailment interest paid to investors	(3)	(4)	(6)	(7)
Loan servicing income	58	91	120	182
Change in fair value of MSRs, net of related derivatives (2)	(29)	(47)	(58)	(83)
Change in fair value of MSRs secured liability	(1)	—	(1)	—
Loan servicing income, net	$28	$44	$61	$99
____________________

(1)
Servicing fees from capitalized portfolio include $1 million related to the estimated yield on capitalized MSRs treated as a secured borrowing arrangement for both the three and six months ended June 30, 2017. This is fully offset by the MSRs secured interest expense included in Net interest expense.

(2)
Net of derivative gains of $58 million and $143 million for the three and six months ended June 30, 2016, respectively. Derivative gains for the three and six months ended June 30, 2017 were not significant.

Sales of MSRs

While the Company has historically retained MSRs on its Balance sheet from the majority of its loan sales, the Company has entered into contracts to sell substantially all of its existing MSR assets in a series of transactions as part of the conclusions reached from the strategic review process. If the sales of these MSRs are completed, the Company does not anticipate retaining a significant amount of capitalized MSRs owned in the future. The final proceeds the Company may receive from each MSR sale are dependent on the portfolio composition and market conditions at each transfer date and are also dependent upon the extent to which consent is received from the GSEs, private loan investors, PLS clients and other origination sources.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's MSRs and its commitments under sale agreements, based on the portfolio as of June 30, 2017:

	June 30, 2017
	UPB	Fair Value
	(In millions)
MSR commitments:
New Residential Investment Corp.	$49,118	$403
Lakeview Loan Servicing, LLC	1,989	12
Other counterparties	1,240	12
MSRs capitalized under secured borrowing arrangements and subserviced	13,084	114
Non-committed	1,586	14
Total MSRs	$67,017	$555

In addition, the Company has commitments to transfer approximately $220 million of Servicing advances to the counterparties of these agreements (based on the June 30, 2017 portfolio).

For the three and six months ended June 30, 2017, the Company received $20 million and $91 million, respectively, in cash from sales of MSRs that have been de-recognized from the Condensed Consolidated Balance Sheets. For both the three and six months ended June 30, 2017, the Company received an additional $102 million in cash from sales of MSRs that have been accounted for as a secured borrowing arrangement. As of June 30, 2017, the Company has recorded $14 million in Accounts receivable related to holdback from executed MSR sales and transfers, to address indemnification claims and to address mortgage loan document deficiencies.

Lakeview/GNMA Portfolio. In November 2016, the Company entered into an agreement to sell substantially all of its Ginnie Mae ("GNMA") MSRs and related advances to Lakeview Loan Servicing, LLC ("Lakeview").  On February 2, 2017, the initial sale of GNMA MSRs under this agreement was completed, representing $10.2 billion of unpaid principal balance, $74 million of MSR fair value, and $11 million of Servicing advances with total expected proceeds of $85 million from the initial transfer. On May 2, 2017, an additional sale of GNMA MSRs was completed, representing $1.0 billion of unpaid principal balance, $7 million of MSR fair value, and $1 million of Servicing advances with total expected proceeds of $8 million from this transfer. On August 2, 2017, the final transfer under this agreement was completed, representing $2.0 billion of unpaid principal balance, $12 million of MSR fair value, and $2 million of Servicing advances with total expected proceeds of $14 million.

New Residential. On December 28, 2016, the Company entered into an agreement to sell substantially all of its portfolio of MSRs and related advances, excluding the GNMA MSRs pending sale to Lakeview, to New Residential Mortgage LLC ("New Residential"), a wholly-owned subsidiary of New Residential Investment Corporation. On June 16, 2017, the sale of substantially all of the committed Freddie Mac MSRs under this agreement was completed, representing $13.2 billion of unpaid principal balance, $113 million of MSR fair value, and $8 million of Servicing advances with total expected proceeds of $121 million. On July 3, 2017, the sale of substantially all of the committed Fannie Mae MSRs under this agreement was completed, representing $39.5 billion of unpaid principal balance, $342 million of MSR fair value, and $24 million of Servicing advances with total expected proceeds of $366 million. See Note 11, 'Fair Value Measurements' for a discussion of the secured borrowing arrangement.

The consummation of substantially all of the remaining MSRs and related advances contemplated by this sale agreement after the June and July sales is subject to the approvals of multiple counterparties, including origination sources, investors and trustees, as well as other customary closing requirements.

In connection with the agreement, the Company entered into a subservicing agreement with New Residential, pursuant to which the Company will subservice the loans sold in this transaction for an initial period of three years, subject to certain transfer and termination provisions, which includes 81,000 units as of June 30, 2017 as part of the secured borrowing arrangement. Additionally, there are 346,000 units in the owned portfolio that are committed to sell to New Residential as of June 30, 2017, of which 301,000 units were included in the sale that was executed on July 3, 2017.

Other counterparties. Commitments to sell MSRs to other counterparties may include: (i) agreements to sell a portion of the Company's newly-created MSRs to third parties through flow-sale agreements, where the Company will have continuing involvement as a subservicer; (ii) agreements to sell a portion of MSRs to clients that were the origination source of the MSRs that were previously part of the New Residential commitments; and (iii) agreements for small portfolio sales of existing MSRs,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

consistent with its intention to not retain a significant amount of MSRs in the future. For the six months ended June 30, 2017, $14 million of MSR fair value was sold to other counterparties.

In addition to the commitments presented on the table above, as of June 30, 2017, the Company had commitments to sell MSRs through third-party flow sales related to $17 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans.

Mortgage Servicing Rights

The activity in the total loan servicing portfolio unpaid principal balance associated with capitalized mortgage servicing rights consisted of:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Balance, beginning of period	$84,657	$98,990
Additions	1,605	2,960
Payoffs and curtailments	(6,729)	(8,767)
Sales	(12,516)	(496)
Balance, end of period	$67,017	$92,687

The activity in total capitalized MSRs consisted of:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Balance, beginning of period (1)	$690	$880
Additions	18	30
Sales	(95)	(5)
Changes in fair value due to:
Realization of expected cash flows	(53)	(61)
Changes in market inputs or assumptions used in the valuation model	(5)	(165)
Balance, end of period (1)	$555	$679
 ———————

(1)
As of June 30, 2017 and December 31, 2016, the MSRs had a weighted-average life of 6.0 years and 6.3 years, respectively. See Note 11, 'Fair Value Measurements' for additional information regarding the valuation of MSRs.

Sales of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and the Government National Mortgage Association (collectively, the "Agencies") or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining MSRs and/or recourse obligations, as discussed further in Note 10, 'Commitments and Contingencies'.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Proceeds from new loan sales or securitizations	$1,651	$3,055
Servicing fees from capitalized portfolio (1)	104	153
Purchases of previously sold loans (2)	(15)	(169)
Servicing advances (3)	(627)	(836)
Repayment of servicing advances (3)	782	872
____________________

(1)	Includes servicing fees, late fees and other ancillary servicing revenue in which the Company has continuing involvement.

(2)	Includes purchases of repurchase eligible loans and excludes indemnification payments to investors and insurers of the related mortgage loans.

(3)
Outstanding servicing advance receivables are presented in Servicing advances, net in the Condensed Consolidated Balance Sheets, except for advances related to loans in foreclosure or real estate owned, which are included in Other assets. Repayment of servicing advances includes the $21 million received for advances from the Lakeview and New Residential sales of MSRs executed in the six months ended June 30, 2017.

During the three and six months ended June 30, 2017, pre-tax gains of $46 million and $95 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2016, pre-tax gains of $65 million and $108 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Derivatives

Derivative instruments and the risks they manage are as follows:

▪	Forward delivery commitments — Related to interest rate and price risk for mortgage loans held for sale and interest rate lock commitments

▪	Option contracts — Related to interest rate and price risk for mortgage loans held for sale and interest rate lock commitments

▪	MSR-related agreements — Related to interest rate risk for mortgage servicing rights.

Derivative instruments are recorded in Other assets and Other liabilities in the Condensed Consolidated Balance Sheets.  The Company does not have any derivative instruments designated as hedging instruments.

 The following table summarizes the gross notional amount of derivatives:

	June 30, 2017	December 31, 2016
	(In millions)
Interest rate lock commitments	$887	$862
Forward delivery commitments	1,811	2,104
Option contracts	105	120
MSR-related agreements (1)	—	260
 ______________

(1)
In the fourth quarter of 2016, the Company significantly reduced its MSR-related derivative hedge coverage as a result of the MSR sale agreements that fix the prices the Company expects to realize at future transfer dates. The remaining MSR-related derivatives were settled during the six months ended June 30, 2017. For further discussion of the MSR sale agreements, see Note 4, 'Servicing Activities'.

The following tables present the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	June 30, 2017
	Gross Assets	Offsetting Payables	Cash Collateral Paid	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$3	$(2)	$1	$2
Not subject to master netting arrangements:
Interest rate lock commitments	16	—	—	16
Total derivative assets	$19	$(2)	$1	$18

	Gross Liabilities	Offsetting Receivables	Cash Collateral	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$2	$(2)	$—	$—
Total derivative liabilities	$2	$(2)	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Gross Assets	Offsetting Payables	Cash Collateral Paid	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$13	$(43)	$31	$1
MSR-related agreements	19	(22)	4	1
Option contracts	1	(1)	—	—
Derivative assets subject to netting	33	(66)	35	2
Not subject to master netting arrangements:
Interest rate lock commitments	18	—	—	18
Forward delivery commitments	1	—	—	1
Derivative assets not subject to netting	19	—	—	19
Total derivative assets	$52	$(66)	$35	$21

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$4	$(10)	$11	$5
MSR-related agreements	65	(55)	2	12
Option contracts	—	(1)	2	1
Derivative assets subject to netting	69	(66)	15	18
Total derivative liabilities	$69	$(66)	$15	$18

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Gain on loans held for sale, net:
Interest rate lock commitments	$64	$101	$113	$178
Forward delivery commitments	(3)	(14)	(5)	(35)
Option contracts	—	(1)	(1)	(1)
Loan servicing income, net:
MSR-related agreements	—	58	—	143

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Other Assets

Other assets consisted of:

	June 30, 2017	December 31, 2016
	(In millions)
Derivatives (Note 5)	$18	$21
Mortgage loans in foreclosure, net (1)	16	21
Real estate owned, net (2)	16	16
Prepaid expenses	13	11
Equity method investments	7	10
Repurchase eligible loans (3)	3	13
Income taxes receivable (4)	—	14
Other	2	3
Total	$75	$109
______________

(1)	As of June 30, 2017 and December 31, 2016, Mortgage loans in foreclosure is net of Allowance for probable foreclosure losses of $8 million and $10 million, respectively.

(2)	As of both June 30, 2017 and December 31, 2016, Real estate owned is net of Adjustment to value for real estate owned of $14 million.

(3)
Repurchase eligible loans represent certain mortgage loans sold pursuant to GNMA programs where the Company, as servicer, has the unilateral option to repurchase the loan if certain criteria are met, including if a loan is greater than 90 days delinquent and where it has been determined that there is more than a trivial benefit from exercising the repurchase option.  Regardless of whether the repurchase option has been exercised, the Company must recognize eligible loans within Other assets and a corresponding repurchase liability within Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

(4)	As of June 30, 2017, $9 million of Income taxes payable is recorded within Accounts payable and accrued expenses.

7. Other Liabilities

Other liabilities consisted of:

	June 30, 2017	December 31, 2016
	(In millions)
Legal and regulatory matters (Note 10)	$134	$114
Pension and other post-employment benefits	11	11
Income tax contingencies	8	8
Derivatives (Note 5)	—	18
Other	7	6
Total	$160	$157

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	June 30, 2017			December 31, 2016
	Balance	Interest Rate(1)	Available Capacity(2)	Balance
	(In millions)
Committed warehouse facilities	$515	3.4%	$135	$556
Uncommitted warehouse facilities	4	2.6%	296	—
Servicing advance facility	65	3.2%	35	99

Term notes due in 2019(3)	275	7.375%	n/a	275
Term notes due in 2021(3)	340	6.375%	n/a	340
Unsecured credit facilities	—	—	3	—
Unsecured debt, face value	615			615
Debt issuance costs	(7)			(8)
Unsecured debt, net	608			607
Total	$1,192			$1,262
______________

(1)
Interest rate shown represents the stated interest rate of outstanding borrowings, which may differ from the effective rate due to the amortization of premiums, discounts and issuance costs.  Warehouse facilities and the servicing advance facility are variable-rate.  Rate shown for warehouse facilities represents the weighted-average rate of current outstanding borrowings.

(2)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements, including asset-eligibility requirements.

(3)	On June 19, 2017, the Company commenced tender offers to purchase for cash any and all of the Senior Notes due in 2019 and 2021. Refer to "Unsecured Debt" below.

Assets pledged as collateral or funded by subservicing clients that are not available to pay the Company’s general obligations as of June 30, 2017 consisted of:

	Warehouse Facilities	Servicing Advance Facility	Subservicing Advance Liabilities (1)	MSRs Secured Liability (2)
	(In millions)
Restricted cash	$9	$25	$—	$—
Servicing advances	—	116	205	—
Mortgage loans held for sale (unpaid principal balance)	535	—	—	—
Mortgage servicing rights	—	—	—	114
Total	$544	$141	$205	$114
______________

(1)
Under the terms of certain subservicing arrangements, the subservicing counterparty is required to fund servicing advances for their respective portfolios of subserviced loans. A subservicing advance liability is recorded for cash received from the counterparty to fund advances and is repaid to the counterparty upon the collection of the mortgage servicing advance receivables.

(2)	Represents MSRs that are accounted for as a secured borrowing arrangement. Refer to Note 1, 'Summary of Significant Accounting Policies' for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of June 30, 2017:

	Warehouse Facilities	Servicing Advance Facility	Unsecured Debt	Total
	(In millions)
Within one year	$519	$65	$—	$584
Between one and two years	—	—	—	—
Between two and three years	—	—	275	275
Between three and four years	—	—	—	—
Between four and five years	—	—	340	340
Thereafter	—	—	—	—
	$519	$65	$615	$1,199

See Note 11, 'Fair Value Measurements' for the measurement of the fair value of Debt.

Net Interest Expense
The following table summarizes the components of Net interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Interest income	$11	$12	$20	$21
Secured interest expense	(7)	(8)	(13)	(16)
MSRs secured interest expense (1)	(1)	—	(1)	—
Unsecured interest expense	(9)	(11)	(19)	(21)
Net interest expense	$(6)	$(7)	$(13)	$(16)
_____________

(1)
MSRs secured interest expense is the estimated yield on the MSRs secured liability as a result of the secured borrowing arrangement, as discussed in Note 4, 'Servicing Activities'. MSRs secured interest expense fully offsets the estimated yield on capitalized MSRs treated as a secured borrowing arrangement, which is included within Loan servicing income, net.

Mortgage Warehouse Facilities

The Company has entered into shorter term committed repurchase facilities with certain of its lenders to allow both the Company and the lender to continually evaluate facility needs and agreement terms during the execution of the Company's strategic actions and business changes. Upon expiration of these existing agreements, the Company expects to negotiate terms for repurchase facility commitments to meet its forecasted capacity needs and negotiate terms for covenants or conditions precedent to borrowing to support its intended strategic and capital actions.

On March 27, 2017, the committed mortgage repurchase facility of $100 million and the uncommitted mortgage repurchase facility of $100 million with Barclays Bank PLC were extended to July 31, 2017. On July 31, 2017, the committed and uncommitted mortgage repurchase facilities were extended to January 31, 2018.

On March 31, 2017, the committed mortgage repurchase facilities of $450 million with Wells Fargo Bank were extended to June 30, 2017. On June 30, 2017, the committed mortgage repurchase facilities were reduced by $100 million to $350 million at the Company's request, and the facilities were also extended to December 1, 2017, with incremental capacity decreases through the maturity date that are consistent with anticipated needs.

On March 31, 2017, the committed mortgage repurchase facility of $150 million with Fannie Mae expired and was not renewed by mutual agreement, and the uncommitted mortgage repurchase facility was increased to $2.0 billion. On April 30, 2017, the uncommitted mortgage repurchase facility was reduced by $1.8 billion to $200 million to better align capacity with anticipated needs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2017, the committed repurchase facility with Bank of America was reduced by $150 million to $200 million at the Company's request, and the facility was extended to June 30, 2017. On June 30, 2017, the $200 million committed repurchase facility was extended to September 29, 2017.

Servicing Advance Facility

On June 15, 2017, PHH Service Advance Receivables Trust 2013-1 ("PSART"), an indirect, wholly-owned subsidiary of the Company, extended the revolving period and revised the final maturity date of the note purchase agreement with Wells Fargo Bank for the Series 2015-1 variable funding notes to March 15, 2018 and reduced the aggregate maximum principal amount by $55 million to $100 million. The notes bear interest, payable monthly, based on LIBOR plus an agreed-upon margin.

Unsecured Debt

On June 19, 2017, the Company commenced a tender offer and consent solicitation to purchase for cash any and all of its outstanding Term Notes due in 2019 and due in 2021. The early tender offer included cash consideration of $1,100.00 for the 2019 Notes and $1,031.88 for the 2021 Notes for each $1,000 in principal amount (in dollars), plus accrued and unpaid interest. On July 3, 2017, $178 million of the 2019 Notes and $318 million of the 2021 Notes were tendered, and the Company repaid these notes for an aggregate $524 million in cash, plus accrued interest. On July 17, 2017, the tender offer expired with an insignificant amount of additional Term Notes being tendered. In connection with the tender offer, the Company will recognize a loss of $35 million in Other Operating Expenses in the Condensed Consolidated Statements of Operations during the three months ended September 30, 2017.

Debt Covenants

During 2017, financial covenants in certain of the Company's committed mortgage repurchase facility agreements have been modified to reduce the minimum consolidated tangible net worth covenants to $450 million from $750 million, and to reduce the minimum committed mortgage warehouse financing capacity to $400 million from $750 million, which committed capacity must be provided by at least three warehouse lenders. In addition, in 2017, the Company obtained amendments to certain negative covenants in its mortgage warehouse facilities and unsecured debt indentures to the extent necessary to permit the MSR sale transaction with New Residential and the sale of certain assets of PHH Home Loans. There were no other significant amendments to the terms of the debt covenants during the six months ended June 30, 2017.

The Company was in compliance with all financial covenants related to its debt arrangements for the second quarter of 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

Deferred Taxes

Deferred tax assets and liabilities represent the basis differences between assets and liabilities measured for financial reporting versus for income tax returns' purposes.  The following table summarizes the significant components of deferred tax assets and liabilities:

	June 30, 2017	December 31, 2016
	(In millions)
Deferred tax assets:
Federal loss carryforwards	$23	$23
State loss carryforwards and credits	37	39
Accrued legal and regulatory matters	53	46
Reserves and allowances	33	36
Exit cost liability	27	10
Other accrued liabilities	20	24
Gross deferred tax assets	193	178
Valuation allowance	(47)	(44)
Deferred tax assets, net of valuation allowance	146	134

Deferred tax liabilities:
Mortgage servicing rights	152	234
Other	5	1
Deferred tax liabilities	157	235
Net deferred tax liability	$11	$101

The deferred tax liabilities represent the future tax liability generated upon reversal of the differences between the tax basis and book basis of certain of the Company's assets.  Deferred liabilities related to the Company's MSRs arise due to differences in the timing of income recognition for accounting and tax purposes for certain servicing rights, which generate an associated basis difference between book and tax. The decrease in the MSR deferred tax liability during the six months ended June 30, 2017 is a result of the Company's execution of the MSRs secured borrowing arrangement with New Residential that resulted in the sale of the Company's MSR portfolio for tax purposes generating taxable income and tax liability.

Effective Tax Rate

For the three and six months ended June 30, 2017, interim income tax benefit was recorded by applying a projected full-year effective income tax rate to the quarterly Loss before income taxes for results that are deemed to be reliably estimable. Certain items are considered not to be reliably estimable, and therefore, discrete year-to-date income tax provisions are recorded on those items. The resulting effective tax rate for the three and six months ended June 30, 2017 were (40.7)% and (35.9)%, respectively. The difference between the Company’s effective tax rate and the statutory 35% rate was primarily due to:

(i)	state and local income taxes determined by the mix of income or loss from the operations by entity and state income tax jurisdiction;

(ii)
for the six months ended June 30, 2017, the net increase in the valuation allowance was driven by certain cumulative non net operating loss deferred tax assets for which state and federal valuation allowance is warranted partially offset by a decrease in the valuation allowance due to state taxable income generated during the second quarter of 2017; while for the three months ended June 30, 2017, the net decrease in valuation allowance was due to state taxable income generated; and

(iii)	tax expense related to Net loss attributable to noncontrolling interests for which no tax benefit is provided.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2016, interim income tax benefits were recorded using the discrete effective tax rate method. Management believes the use of the discrete method for this period is more appropriate than applying the full-year effective tax rate method due to the actual results for the six months ended June 30, 2016 compared to the expected results for the full year and the sensitivity of the effective tax rate to small changes in forecasted annual pre-tax income or loss. Under the discrete method, the Company determines the tax provision based upon actual results as if the interim period were a full-year period. The resulting effective tax rates for the three and six months ended June 30, 2016 were (58.2)% and (44.0)%, respectively. The difference between the Company’s effective tax rate and the statutory 35% rate was primarily due to:

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

As of June 30, 2017, the Company’s recorded liability associated with legal and regulatory contingencies was $134 million and is presented in Other liabilities in the Condensed Consolidated Balance Sheets.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible losses cannot be estimated for all matters.  For matters where the Company can estimate the range, the Company believes reasonably possible losses in excess of the recorded liability are not significant as of June 30, 2017.

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

As of June 30, 2017, the Company included an estimate of probable losses in connection with the MMC matter in the recorded liability.

HUD Subpoenas. The Company previously disclosed that it had received document subpoenas from the Office of Inspector General of the U.S. Department of Housing and Urban Development (“HUD”) requesting production of certain documents related to, among other things, the Company’s origination and underwriting process for loans insured by the Federal Housing Administration (“FHA”) during the period between January 1, 2006 and December 31, 2011. As part of the investigation, HUD has also requested documents related to a small sample of loans originated during this period. The Company also previously disclosed that this investigation could lead to a demand or claim under the False Claims Act, that the Company was cooperating in the investigation, and that the Company had engaged in substantive settlement discussions with the government towards resolving this matter.

On August 8, 2017, the Company announced it has reached a settlement of this matter with the U.S. Department of Justice for $65 million without any admission of liability. As of June 30, 2017, the settlement amount was included in the Company's recorded liability.

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
In February 2017, the Court of Appeals granted the CFPB's request to rehear the case en banc and oral arguments took place in May 2017; however, the decision has not yet been issued.
Given the nature of this matter and the current status, the Company cannot estimate the amount of possible loss, or a range of possible losses, if any, in connection with this matter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Subpoenas and Investigations.  The Company previously disclosed that it had received document subpoenas from the U.S. Attorney’s Offices for the Eastern and Southern Districts of New York. The subpoenas requested production of certain documents related to, among other things: (i) foreclosure expenses that the Company incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac and (ii) the origination and underwriting of loans sold pursuant to programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae.

In addition, in October 2014, the Company received a document subpoena from the Office of the Inspector General of the Federal Housing Financing Agency (the “FHFA”) requesting production of certain documents related to, among other things, its origination, underwriting and quality control processes for loans sold to Fannie Mae and Freddie Mac.

On August 8, 2017, the Company announced that, with respect to the investigations involving the U.S. Attorney’s Office for the Eastern District of New York and the Office of Inspector General of the FHFA, it has reached a settlement of these matters with the U.S. Department of Justice for $9.5 million, without any admission of liability. As of June 30, 2017, the settlement amount was included in the Company's recorded liability.

There can be no assurance that claims or litigation will not arise from the inquiry of the U.S. Attorney’s Office for the Southern District of New York, or that damages and penalties, will not be incurred in connection with that matter.

Lender-Placed Insurance. The Company is currently subject to pending litigation alleging that its servicing practices around lender-placed insurance were not in compliance with applicable laws.  Through its mortgage subsidiary, the Company did have certain outsourcing arrangements for the purchase of lender-placed hazard insurance for borrowers whose coverage had lapsed.  The Company believes that it has meritorious defenses to these allegations; however, in January 2017, the Company entered into an agreement to settle outstanding litigation relating to this matter and the court approved the settlement in July 2017. The Company’s recorded estimate of probable losses as of June 30, 2017 for this matter was not materially different than the losses it expects to incur in connection with the resolution.

Repurchase and Foreclosure-Related Reserves

Repurchase and foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and for on-balance sheet loans in foreclosure and real estate owned. A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Balance, beginning of period	$73	$89
Realized losses	(13)	(12)
Increase in reserves due to:
Changes in assumptions	2	3
New loan sales	1	4
Balance, end of period	$63	$84

Repurchase and foreclosure-related reserves consist of the following:

	June 30, 2017	December 31, 2016
	(In millions)
Loan repurchase and indemnification liability	$41	$49
Adjustment to value for real estate owned	14	14
Allowance for probable foreclosure losses	8	10
Total	$63	$73

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

In December 2016, the Company executed resolution agreements and paid Fannie Mae and Freddie Mac to resolve substantially all representation and warranty exposure related to the sale of mortgage loans that were originated and delivered prior to September 30, 2016 and November 30, 2016, respectively. The Company's remaining exposure to repurchase and indemnification claims consists primarily of estimates for claims from private investors, losses for specific non-performing loans where the Company believes it will be required to indemnify the investor and losses from government mortgage insurance programs. Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of June 30, 2017, the estimated amount of reasonably possible losses in excess of the recorded liability was $10 million.

The maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties. As of June 30, 2017, $59 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 22% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

Off-Balance Sheet Arrangements and Guarantees

Lease Arrangements. On February 8, 2017, the Company entered into an assignment with LenderLive Network, LLC ("LenderLive") of its Jacksonville, Florida facility lease. Under the terms of the original facility lease, PHH remains jointly and severally obligated with LenderLive for performance under the lease agreement. As of June 30, 2017, the total amount of potential future lease payments under this guarantee is $14 million; however, the Company does not believe any amount of loss under this guarantee is probable.

11. Fair Value Measurements

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  The assessment also includes consideration of identifying the valuation approach that would be used currently by market participants.  If it is determined that a change in valuation technique or its application is appropriate, or if there are other changes in availability of observable data or market activity, the current methodology will be analyzed to determine if a transfer between levels of the valuation hierarchy is appropriate.  Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs. Other than the MSRs secured liability as discussed below, there has been no change in the valuation methodologies and classification pursuant to the valuation hierarchy during the six months ended June 30, 2017.

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of June 30, 2017 or December 31, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

The following summarizes the fair value hierarchy for instruments measured at fair value on a recurring basis:

	June 30, 2017
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$593	$32	$—	$625
Mortgage servicing rights	—	—	555	—	555
Other assets—Derivative assets:
Interest rate lock commitments	—	—	16	—	16
Forward delivery commitments	—	3	—	(1)	2
LIABILITIES
Mortgage servicing rights secured liability	$—	$—	$114	$—	114
Other liabilities—Derivative liabilities:
Forward delivery commitments	—	2	—	(2)	—

	December 31, 2016
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$636	$47	$—	$683
Mortgage servicing rights	—	—	690	—	690
Other assets—Derivative assets:
Interest rate lock commitments	—	—	18	—	18
Forward delivery commitments	—	14	—	(12)	2
MSR-related agreements	—	19	—	(18)	1
Option contracts	—	1	—	(1)	—
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$4	$—	$1	$5
MSR-related agreements	—	65	—	(53)	12
Option contracts	—	—	—	1	1

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

	June 30, 2017		December 31, 2016
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$625	$7	$683	$7
Aggregate unpaid principal balance	622	9	687	10
Difference	$3	$(2)	$(4)	$(3)

The following table summarizes the components of MLHS:

	June 30, 2017	December 31, 2016
	(In millions)
First mortgages:
Conforming	$507	$531
Non-conforming	86	105
Total first mortgages	593	636
Second lien	3	3
Scratch and Dent	29	44
Total	$625	$683

Mortgage Servicing Rights.  MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the inactive market for such assets. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. On a quarterly basis, assumptions used in estimating fair value are validated against a number of third-party sources, which may include peer surveys, MSR broker surveys, third-party valuations and other market-based sources. The June 30, 2017 determination of fair value includes calibration of our valuation model considering the pricing associated with the MSR agreements executed in the fourth quarter of 2016. See Note 4, 'Servicing Activities' for further discussion of the MSR sale commitments.

The following tables summarize certain information regarding the initial and ending capitalization rate of MSRs:

	Six Months Ended June 30,
	2017	2016
Initial capitalization rate of additions to MSRs	1.14%	1.02%

	June 30, 2017	December 31, 2016
Capitalization servicing rate	0.83%	0.82%
Capitalization servicing multiple	3.0	2.9
Weighted-average servicing fee (in basis points)	27	28

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	June 30, 2017	December 31, 2016
Weighted-average prepayment speed (CPR)	9.7%	9.2%
Option adjusted spread, in basis points (OAS)	964	1,430
Weighted-average delinquency rate	4.2%	5.1%

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	June 30, 2017
	Weighted- Average Prepayment Speed	Option Adjusted Spread	Weighted- Average Delinquency Rate
	(In millions)
Impact on fair value of 10% adverse change	$(20)	$(25)	$(12)
Impact on fair value of 20% adverse change	(39)	(48)	(23)

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

Mortgage Servicing Rights Secured Liability. The Company elected to record the MSRs secured liability at fair value consistent with the related MSR asset. The Company initially established the value of the MSRs secured liability based on the price at which the MSRs were sold. Thereafter, the carrying value is adjusted to fair value at each reporting date, and the changes in value of the MSR secured asset and liability are expected to offset in the Condensed Consolidated Statements of Operations. The Company records interest expense using the effective interest method based on the expected cash flows from the MSRs through the expected life of the underlying loans, which offsets the estimated yield on the MSR asset.

The fair value of MSRs secured liability is classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs, which is consistent with the fair value methodology of the related MSR asset. The fair value of MSRs secured liability is estimated based upon projections of expected future cash flows of the underlying MSR asset. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, including portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors.

The significant assumptions used in estimating the fair value of MSRs secured liability were as follows (in annual rates):

June 30, 2017
Weighted-average prepayment speed (CPR)	10.0%
Option adjusted spread, in basis points (OAS)	1,126
Weighted-average delinquency rate	2.6%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  The average pull through percentage used in measuring the fair value of interest rate lock commitments ("IRLCs") as of June 30, 2017 and December 31, 2016 was 76% and 77%, respectively. The pull through percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pull through is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull through percentage, and the impact to fair value of a change in pull through would be partially offset by the related change in price.

Level Three Measurements

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	MLHS	MSRs	IRLCs, net	MSRs Secured Liability	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$32	$596	$17	$—	$41	$770	$28
Purchases, Issuances, Sales and Settlements:
Purchases	3	—	—	—	3	—	—
Issuances	2	7	—	(113)	2	17	—
Sales	(1)	(19)	—	—	(6)	(3)	—
Settlements	(6)	—	(65)	1	(4)	—	(90)
	(2)	(12)	(65)	(112)	(5)	14	(90)
Realized and unrealized gains (losses) included in:
Gain on loans held for sale, net	—	—	64	—	—	—	101
Loan servicing income, net	—	(29)	—	(1)	—	(105)	—
Net interest expense	—	—	—	(1)	1	—	—
	—	(29)	64	(2)	1	(105)	101
Transfers into Level Three	6	—	—	—	9	—	—
Transfers out of Level Three	(4)	—	—	—	(4)	—	—
Balance, end of period	$32	$555	$16	$(114)	$42	$679	$39

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	MLHS	MSRs	IRLCs, net	MSRs Secured Liability	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$47	$690	$18	$—	$39	$880	$21
Purchases, Issuances, Sales and Settlements:
Purchases	5	—	—	—	8	—	—
Issuances	3	18	—	(113)	3	30	—
Sales	(17)	(95)	—	—	(14)	(5)	—
Settlements	(9)	—	(115)	1	(5)	—	(160)
	(18)	(77)	(115)	(112)	(8)	25	(160)
Realized and unrealized gains (losses) included in:
Gain on loans held for sale, net	—	—	113	—	—	—	178
Loan servicing income, net	—	(58)	—	(1)	—	(226)	—
Net interest expense	1	—	—	(1)	2	—	—
	1	(58)	113	(2)	2	(226)	178
Transfers into Level Three	11	—	—	—	20	—	—
Transfers out of Level Three	(9)	—	—	—	(11)	—	—
Balance, end of period	$32	$555	$16	$(114)	$42	$679	$39

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

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Gain on loans held for sale, net	$14	$35	$14	$35
Loan servicing income, net	(4)	(70)	(6)	(165)

Fair Value of Other Financial Instruments

As of June 30, 2017 and December 31, 2016, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents, Restricted cash, Accounts receivable and Servicing advance receivables, the carrying value approximates fair value due to the short-term nature of such instruments.

Debt.  The total fair value of Debt as of June 30, 2017 and December 31, 2016 was $1.2 billion and $1.3 billion, respectively, and is measured using Level Two inputs. As of June 30, 2017, the fair value was estimated using the following valuation techniques: (i) $653 million was measured using a market based approach, considering the current market pricing of recent trades for the Company’s debt instruments and was calibrated to the tender offer commenced in June 2017; and (ii) $584 million was measured using observable spreads and terms for recent pricing of similar instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Variable Interest Entities

Assets and liabilities of significant variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2017		December 31, 2016
	PHH Home Loans	Servicing Advance Receivables Trust	PHH Home Loans	Servicing Advance Receivables Trust
	(In millions)
ASSETS
Cash and cash equivalents	$61	$—	$67	$—
Restricted cash	6	25	5	19
Mortgage loans held for sale	327	—	350	—
Accounts receivable, net	13	—	9	—
Servicing advances, net	—	116	—	150
Property and equipment, net	1	—	1	—
Other assets	10	—	11	1
Total assets	$418	$141	$443	$170
Assets held as collateral	$290	$141	$320	$169

LIABILITIES
Accounts payable and accrued expenses	$12	$—	$11	$—
Debt	275	66	300	99
Other liabilities	6	—	5	—
Total liabilities (1)	$293	$66	$316	$99

———————

(1)	Excludes intercompany payables.

PHH Home Loans is a joint venture between the Company and Realogy Corporation, which provides mortgage origination services for brokers associated with brokerages owned or franchised by Realogy Corporation, and represented substantially all of our Real Estate channel, and 27% of the Company’s total mortgage production volume (based on dollars) for the six months ended June 30, 2017.

In February 2017, the Company announced it has entered into agreements to sell certain assets of PHH Home Loans and its subsidiaries, including its mortgage origination and processing centers and the majority of its employees. On August 7, 2017, the Company completed the initial delivery under our PHH Home Loans asset sale agreement, representing the first of five expected location transfers under that agreement. The Company received $14 million as the initial installment of the purchase price. The Company expects the remaining asset sales under this agreement to occur within 2017. After the completion of these transactions, the Company would no longer operate through its Real Estate channel.

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

At the completion of the above described transactions, the Company expects to receive or pay amounts to resolve the remaining assets and liabilities of the PHH Home Loans legal entity. The Company estimates that it will receive total proceeds of $92 million in connection with these transactions, inclusive of the amount received in August 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with this transaction, the Company recognized $3 million and $5 million of Exit and disposal costs for PHH Home Loans within the Reorganization exit program for the three and six months ended June 30, 2017, respectively. Refer to Note 2, 'Exit Costs' for additional information regarding the Reorganization exit program.

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

Segment results were as follows:

	Total Assets
	June 30, 2017	December 31, 2016
	(In millions)
Mortgage Production segment	$847	$913
Mortgage Servicing segment	1,122	1,428
Other	937	834
Total	$2,906	$3,175

	Net Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Mortgage Production segment	$91	$162	$178	$275
Mortgage Servicing segment	21	34	48	78
Total	$112	$196	$226	$353

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Segment (Loss) Profit(2)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Mortgage Production segment	$(25)	$13	$(66)	$(13)
Mortgage Servicing segment	(43)	(33)	(77)	(54)
Other (1)	(11)	(3)	(37)	(5)
Total	$(79)	$(23)	$(180)	$(72)
———————

(1)
For the three and six months ended June 30, 2017, the results for Other include both Exit and disposal costs related to the exit of the PLS business and reorganization of operations and Professional and third-party service fees related to the strategic review that are not allocated to the Mortgage Production and Servicing segments.

(2)	The following is a reconciliation of Loss before income taxes to Segment loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Loss before income taxes	$(83)	$(20)	$(188)	$(69)
Less: net (loss) income attributable to noncontrolling interest	(4)	3	(8)	3
Segment loss	$(79)	$(23)	$(180)	$(72)

14. Subsequent Event

See Note 8, 'Debt and Borrowing Arrangements' for discussion of our unsecured note tender offer and amounts related to the repayments in July 2017 as well as discussion on amendments to our debt covenants related to the sale of New Residential MSRs and sale of certain assets of PHH Home Loans.

See Note 4, 'Servicing Activities' for information regarding additional sales of MSRs that were closed after June 30, 2017.

See Note 10, 'Commitments and Contingencies' for discussion of the August 2017 settlement agreements the Company entered into with the U.S. Department of Justice (“DOJ”) on behalf of the Department of Housing and Urban Development and separately with the DOJ on behalf of the U.S. Department of Veteran Affairs and the Federal Housing Finance Agency to resolve certain matters regarding legacy mortgage origination and underwriting activities.

See Note 12, 'Variable Interest Entities' and Part II—Item 5 in this Form 10-Q for discussion of the first closing of PHH Home Loans asset sale on August 7, 2017.

As discussed in Note 3, 'Earnings Per Share', on May 3, 2017, the Company's Board of Directors authorized up to $100 million in open market share repurchases. Under this program, the Company repurchased an additional 689,502 shares for $10 million in cash during the third quarter of 2017 through August 4, 2017. On July 27, 2017, the Company's Board of Directors authorized an increase in share repurchases of our common stock from $100 million to up to $300 million in the aggregate.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in sections as follows:

▪	Executive Summary

▪	Asset Sales and Exit Programs

▪	Results of Operations

▪	Risk Management

▪	Liquidity and Capital Resources

▪	Critical Accounting Policies and Estimates

▪	Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY
Business Update
Throughout 2017, we have focused on executing the necessary actions to realize the full potential of our strategic initiatives as we transition and restructure the business. These include closing our asset sale transactions, re-engineering the cost structure of the business, and transitioning to the new business model while maintaining strategic flexibility.

In the second quarter of 2017, we made significant progress on executing our strategic transactions. In May, we received approval from our shareholders for executing the MSR and Home Loans Asset sale transactions. In June, we completed the initial delivery of $121 million conforming MSRs and advances under the sale agreement with New Residential Investment Corp. ("New Residential"), and received $110 million of cash for those assets, excluding applicable holdback, through June 30, 2017. In connection with the initial transfer in June, we entered into a portfolio defense agreement with New Residential, and we began subservicing the approximately 81,000 loans that were part of the initial delivery.

Since June 30, 2017, we have made additional progress on executing transactions, including the July 3, 2017 delivery of $366 million MSRs and advances to New Residential for $332 million of cash, excluding applicable holdback. In early August, we completed the final delivery of GNMA MSRs under the Lakeview Loan Servicing LLC ("Lakeview") sale agreement, realizing $11 million of cash from that action. As a result of all of our MSR sales to date, we have recognized a receivable for holdbacks from the MSR transfers of $48 million, which will be released upon the complete delivery of the underlying mortgage loan documents, for both counterparties, and will be released to the extent not used to satisfy any indemnification claims, for New Residential. After adjusting for the completed transactions, substantially all of our remaining MSRs and advances remain committed under the New Residential agreement, which primarily relates to private investors that require consents from multiple counterparties, including origination sources, investors and trustees. While we are working diligently with New Residential and the other necessary counterparties, we currently need a substantial portion of the required consents of the private MSR portfolio committed to New Residential and we do not expect to complete those sales in the third quarter. The final net proceeds received from the MSR sales is dependent on the portfolio composition and servicing advances outstanding at each transfer date, amount of investor and origination source consents received and transaction costs.

In anticipation of completing the June and July New Residential MSR sales, in June, we launched a tender program for any and all of our senior notes. Through the completion of the tender, in July, we extinguished $496 million of note principal for consideration of $509 million plus $15 million for early tender payments and $12 million of accrued and unpaid interest. We expect to recognize a pre-tax loss in the third quarter of 2017 of $35 million in connection with the debt repayment. After the tender, $119 million of note principal remains outstanding.

In early August, we also completed the initial delivery under our PHH Home Loans asset sale agreement, representing the first of five expected location transfers under that agreement. We received $14 million as the initial installment of the $70 million total purchase price. Amounts received for the Home Loans asset sales will be divided with our minority interest partner, as we expect to realize $7 million as net proceeds from the initial transfer. We expect the remaining asset sales under this agreement to occur within the third and fourth quarters of 2017.

We continue to make progress in executing the exit of our PLS business and re-engineering our shared services platform. We currently expect $209 million in total PLS exit-related costs comprised of $120 million of operating losses and $89 million of cash exit expenses. Further, we have improved our estimate of Reorganization costs by $14 million, and now expect $36 million in total program cash costs. Through June 30, 2017, we have incurred $69 million of cash exit costs associated with our exit programs, including $18 million in cash exit costs in the second quarter of 2017. We continue to expect to have substantially exited the PLS channel by the first quarter of 2018, subject to transition support requirements, and we expect to have substantially completed our reorganization actions by the second quarter of 2018.

See details of executed and pending transactions below under "—Asset Sales and Exit Programs".
We continue to believe there will be growing demand for subservicing and that we have the potential to be well positioned in this market based upon our technology platform and established compliance management system. In the near term we are focused on achieving necessary scale through organic growth and continuously improving our operational efficiency. In portfolio retention, we have observed both margin and volume pressures due to the composition of our portfolio and current market conditions. We are experiencing margin compression in the business due to weaker gain on sale margins in the overall mortgage market and higher sales acquisition costs. We have started taking actions to improve sales productivity to counteract the volume challenges we are experiencing in portfolio retention, but if these trends continue, achieving the historical level of profitability in portfolio retention will be challenging and may impact the profitability of our future business.
Legal and Regulatory Matters

In August, we settled our previously disclosed regulatory matter with the FHA for $65 million and settled our previously disclosed matter with the U.S. Attorney’s Office for the Eastern District of New York and the FHFA for approximately $9.5 million. We increased our legal and regulatory reserves by $13 million for the second quarter to reflect developments in these and certain other matters. These settlements were included in our recorded reserves as of June 30, 2017. See Note 10, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements for further discussion of the settlements and our other outstanding matters.
Capital Update

In the second quarter, we executed $24 million of repurchases, retiring 1.761 million shares under our open market program through June 30, 2017. We executed $10 million in additional repurchases, retiring 689,502 additional shares, in the third quarter of 2017, through August 4th.

We are making steady progress in gaining clarity around the amount of potential excess cash available to shareholders, and as a result, our Board of Directors has increased our share repurchase authorization to up to $300 million in the aggregate from $100 million. See further discussion of risks specific to the repurchase program at “Part II—Item 1A. Risk Factors—Risk Related to our Common Stock—Our decision to return cash to shareholders through stock repurchases may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders." in this Form 10-Q.

The share repurchase authorizations announced represent the next step in our anticipated capital return plan. The method, timing and amount of additional returns of capital to shareholders, if any, beyond the initiatives announced to date will depend on several factors including the total proceeds realized from our MSR sales, the value realized from our PHH Home Loans joint venture, the successful execution of our PLS exit, the resolution of our remaining legal and regulatory matters, the successful completion of other restructuring and capital management activities, and the working capital and contingency needs for the remaining business. There can be no assurances we will complete any further returns of capital to our shareholders. See further discussion of risks specific to our capital plan at “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—The amount of capital returned to shareholders, if any, as a result of our strategic actions may be less than our expectations. Furthermore, there can be no assurances about the method, timing or amounts of any such distributions." in our 2016 Form 10-K.

ASSET SALES AND EXIT PROGRAMS

Sale of MSRs

The following table summarizes our MSRs committed under sale agreements and committed Servicing advance receivables:

	June 30, 2017			December 31, 2016
	MSR Fair Value	UPB	Servicing Advances	MSR Fair Value	UPB
	(In millions)
MSR Commitments
New Residential	$403	$49,118	$218	$579	$69,937
Lakeview	12	1,989	2	97	13,369
Other counterparties	12	1,240	—	2	158
Total	$427	$52,347	$220	$678	$83,464

Transactions executed since June 30, 2017 (1)
New Residential	$342	$39,526	$24
Lakeview	12	1,973	2
Other counterparties	12	1,233	—
Remaining commitments	$61	$9,615	$194
 ______________

(1)
On July 3, 2017 we executed the delivery of a portfolio of FNMA MSRs with New Residential. On August 2, 2017, we executed the final transfer under our sale agreement with Lakeview. We received $358 million of cash proceeds to-date from these subsequent transfers, excluding holdbacks receivable.

The remaining commitments for MSR and servicing advance sales primarily relate to MSRs committed to New Residential from private investors and securitizations. See discussion in "Executive Summary" above. For further information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our agreements to sell substantially all of our capitalized MSRs are subject to various approvals, including regulatory approvals, shareholder approval (for the New Residential transaction), approvals from certain origination sources and investors, as well as other closing requirements, and may not be completed as anticipated, or at all.” in our 2016 Form 10-K.

We received $193 million of cash during the six months ended June 30, 2017 from executed sales or transfers of MSRs and $21 million from the transfer of advances, and we have recorded $14 million in Accounts receivable as of June 30, 2017 related to executed sales, representing document and indemnification holdbacks pursuant to the applicable contracts.

New Residential—Further information about our agreements with New Residential, and our continuing involvement with the portfolio transferred to New Residential, follows:

•
Subservicing Agreement. We entered into a subservicing agreement with New Residential in connection with our MSR Sale Agreement, which covers all units sold to New Residential for an initial period of three years, subject to certain early transfer and termination provisions. This subservicing relationship became effective upon the initial delivery of MSRs to New Residential on June 16, 2017. As of June 30, 2017, 81,000 units were being subserviced on behalf of New Residential. Further, on July 3, 2017, we transferred 301,000 additional units to New Residential.

As of June 30, 2017, adjusted for the July transfer of Fannie Mae MSRs, our total units subserviced is approximately 652,000, and New Residential represents a 58% client concentration in our subservicing portfolio. For further information, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our remaining business will be focused on subservicing activities, and we have significant client concentration risk related to the percentage of subservicing from agreements with Pingora Loan Servicing, LLC, HSBC, and Morgan Stanley. Further, the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time." in our 2016 Form 10-K.

•
Portfolio Defense Agreement. In connection with the initial delivery of MSRs to New Residential on June 16, 2017, we entered into the MSR Portfolio Defense Agreement with New Residential, pursuant to which we will be entitled, subject to compliance with the terms of the agreement, to seek to refinance loans subserviced on behalf of New Residential as part of our Portfolio Retention services. Under this agreement, we have agreed to sell the MSR with respect to loans originated under this program to New Residential. No significant activity occurred under this Portfolio Retention agreement for the three and six months ended June 30, 2017.

•
Secured Borrowing Accounting. Our accounting evaluation of the New Residential MSR Sale agreement and related agreements concluded that New Residential has not acquired all ownership rewards since the terms of the subservicing contract limit New Residential's ability to terminate the contract within the first three years. Therefore, our transfer of MSRs to New Residential did not qualify for sale accounting under GAAP and we will record the transactions as a secured borrowing. Upon the receipt of cash for MSRs transferred to New Residential, we recognized a Mortgage servicing rights secured liability on our balance sheet, and we continued to recognize the MSR asset. Future changes in the Mortgage servicing rights secured liability are expected to fully offset future changes in the related MSR asset, including changes in fair value. See further information about the presentation in the 'Selected Income Statement Data' tables within "Results of Operations—Mortgage Servicing Segment".

Home Loans Asset Sales

We have entered into agreements to sell certain assets of PHH Home Loans and its subsidiaries to Guaranteed Rate Affinity, LLC, which is a new joint venture formed by subsidiaries of Realogy Corporation and Guaranteed Rate, Inc. Assets of PHH Home Loans being sold include its mortgage origination and processing centers and the majority of its employees. PHH Home Loans is a joint venture between the Company and Realogy Corporation, which provides mortgage origination services for brokers associated with brokerages owned or franchised by Realogy Corporation.

We expect the asset sales to occur in a series of five transfers, based on geographic location of the mortgage origination and processing centers. On August 7, 2017, the initial Home Loans asset sale occurred, and we received $14 million of proceeds in connection with the sale. We expect to recognize $7 million of pre-tax gain from the sale, which is reduced for the portion of the proceeds attributable to non-controlling interest. We expect the remaining asset sales under this agreement to occur within 2017.

In connection with the Home Loans asset sales, we entered into an agreement to purchase Realogy's 49.9% ownership interests in the PHH Home Loans joint venture, for an amount equal to their interest in the residual equity of PHH Home Loans after the final closing of the Asset sale transactions. At the completion of the above described transactions, we expect to receive or pay amounts to resolve the remaining assets and liabilities of the PHH Home Loans legal entity. If all of these actions are completed, we estimate that we will receive total proceeds of $92 million in connection with these transactions.

Exit Programs

We are currently executing our announced programs to exit our PLS business and to reorganize our business to "PHH 2.0". As a result of these exit programs and the transfer of employees as part of our transaction with LenderLive Network, LLC ("LenderLive") and the Home Loans asset sales, we expect to reduce our employee headcount from 3,500 at the end of 2016, to our future staffing levels of approximately 1,250 employees in the second half of 2018. The table below summarizes the total costs of these exit programs, the amount recognized to date and the expected cash flows related to the programs (all amounts are pre-tax):

	Exit Program Costs			Cash Outflows
	PLS Exit	Reorganization	Total	Payments To Date	Future Outflows
	(In millions)
Cash Exit Costs by Segment - Q2 2017:
Mortgage Production segment	$11	$1	$12
Mortgage Servicing segment	—	—	—
Other	1	5	6
Recognized in Q2 2017	$12	$6	$18
Recognized in Q1 2017	8	17	25
Recognized in Q4 2016	26	—	26
Estimate of remaining costs	43	13	56
Cash exit program expenditures	$89	$36	$125	$(8)	$117

Non-cash charges and impairments	11	4
Exit costs attributed to Noncontrolling interest	—	(8)
Total	$100	$32
 ______________

(1)	Cash outflows as presented above exclude the transfer of $7 million to Restricted cash related to a letter of credit posted in connection with the March 31, 2017 transaction with LenderLive.
We expect to incur the remaining exit costs for PLS over the next 9 months through the first quarter of 2018, and substantially all of the exit costs for Reorganization through the end of 2017. We expect the timing of cash outflows for the exit programs to extend through the end of 2018, as payments related to our severance arrangements are paid in biweekly installments, not lump sum payments.
See further details in Note 2, 'Exit Costs' in the accompanying Notes to Condensed Consolidated Financial Statements, including the total program cost estimate by segment.

Exit from Private Label Channel. For the second quarter of 2017, PLS Exit costs incurred in the Mortgage Production segment include expense related to employee retention agreements and contract termination costs.

In addition to the exit costs outlined above, in the second quarter of 2017, we incurred $25 million of pre-tax operating losses for PLS. While we implement the exit from this channel, we expect to incur further pre-tax operating losses of $70 million for PLS, including maintaining the support and compliance infrastructure needed to comply with both regulatory and contractual requirements. We currently have exit plans in place with clients representing approximately 70% of our PLS closing volume (based on closing dollars for the year ending December 31, 2016). At this time, we believe we will be in a position to substantially exit the PLS business by the first quarter of 2018, subject to certain transition support requirements. For discussion of risks related to the PLS exit, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our decision to exit our Private Label client agreements will involve a significant amount of restructuring costs, and we have risks specific to our exit plans. Furthermore, there can be no assurances that such action will be as beneficial to shareholders as if we had not taken such action.” in our 2016 Form 10-K.

Reorganization. To execute our Reorganization to PHH 2.0 and change the focus of our operations to subservicing and portfolio retention services, we are restructuring our remaining business and shared services platform. We intend to re-engineer and reduce operating and overhead costs, which may take into the third quarter of 2018 to complete. For the second quarter of 2017, Reorganization-related exit costs are primarily related to employee incentive and retention agreements and a non-cash charge related to the impairment an equity method investment. We are targeting total annualized shared service expenses of $75 million in PHH 2.0’s first full year as a stand-alone business.

Costs associated with our exit of the Real Estate channel are included in the total reorganization program costs, representing $16 million of the total costs (or $8 million after adjusting for amounts attributed to noncontrolling interest).
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

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share data)
Net revenues	$112	$196	$226	$353
Total expenses	195	216	414	422
Loss before income taxes	(83)	(20)	(188)	(69)
Income tax benefit	(33)	(11)	(67)	(30)
Net loss	(50)	(9)	(121)	(39)
Less: net (loss) income attributable to noncontrolling interest	(4)	3	(8)	3
Net loss attributable to PHH Corporation	$(46)	$(12)	$(113)	$(42)

Basic and Diluted loss per share attributable to PHH Corporation	$(0.86)	$(0.22)	$(2.11)	$(0.78)

Our financial results for the second quarter of 2017 reflect exit and restructuring costs to PHH 2.0 that we had anticipated and our continued transition to a smaller business comprised of subservicing and portfolio retention services. Our second quarter of 2017 results included declines in volume from our PLS and Real Estate channels. There was $25 million in operating losses related to the exit of our PLS channel and $16 million in Exit and disposal costs related to all of our exit and restructuring activities. For the three months ended June 30, 2017, we experienced $4 million in transaction costs and related expenses from the MSRs sold to Lakeview. Further, based on further settlement discussions with the various parties, we increased the legal and regulatory matters reserve by $13 million related to adjustments for negotiated settlements and provisions for other matters.

Throughout the remainder of 2017, we expect our results to continue to be negatively impacted by our exit of the PLS channel and the costs associated with closing our asset sale transactions and re-engineering the cost structure of our operations, as discussed further in "Overview—Executive Summary". We continue to make progress on executing sales of our MSRs under our MSR sale agreements, as discussed further in "—Asset Sales and Exit Programs".

Income Taxes. We record our interim tax benefit for 2017 by applying a projected full-year effective income tax rate to our quarterly pre-tax loss for results that we deem to be reliably estimable.  For 2016, we recorded our interim tax benefit using the discrete effective tax rate method due to actual results for the second quarter of 2016 as compared to the expected results for the full year and the sensitivity of the effective tax rate to small changes in forecasted results. Certain items are considered not to be reliably estimable; therefore, we record discrete year-to-date income tax provisions on those items.

Our effective income tax rate for the three months ended June 30, 2017 and 2016 was (40.7)% and (58.2)%, respectively.  Our effective tax rates differ from our federal statutory rate of 35% primarily due to state tax provision, changes in the valuation allowance, and income or loss attributable to noncontrolling interest for which no taxes are provided.

Our Deferred tax liabilities related to the MSR decreased by $82 million for the six months ended June 30, 2017, primarily due to the executed MSR sale. We expect to have taxable income for the full year 2017 driven by the execution of the announced MSR sales.

See Note 9, 'Income Taxes' in the accompanying Notes to Condensed Consolidated Financial Statements for further details.

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Origination and other loan fees	$37	$79	$81	$140
Gain on loans held for sale, net	52	77	94	125
Loan servicing income	58	91	120	182
Change in fair value of MSRs asset and secured liability, net of related derivatives	(30)	(47)	(59)	(83)
Net interest expense	(6)	(7)	(13)	(16)
Other income	1	3	3	5
Net revenues	$112	$196	$226	$353

Revenues from our Mortgage Production segment for the second quarter of 2017, including Origination and other loan fees and Gain on loans held for sale, net reflect a 47% decline in total closings. Origination and other loan fees decreased by $42 million or 53% as compared to the prior year quarter resulting from a 43% decrease in total retail closing units, primarily driven by declining PLS volume. Gain on loans held for sale, net decreased by $25 million for the second quarter of 2017 resulting primarily from a 28% decrease in saleable applications that was primarily due to our decline in PLS applications as we execute the exit of this channel.

Loan servicing income for the second quarter of 2017 was lower by $33 million or 36% compared to the prior year quarter, primarily due to a 26% decrease in the average capitalized portfolio from increased prepayment activity and the February 2017 sale of $10.2 billion of our GNMA portfolio to Lakeview, as well as a decline in the average number of loans in our subservicing portfolio. Transaction costs and related expenses from our 2017 MSR sales also reduced Loan servicing income.

Change in fair value of MSRs asset and secured liability, net of related derivatives for the second quarter of 2017 was favorable by $17 million compared to the second quarter of 2016. During the second quarter of 2017, we had a minimal fair value decline as our fair value was calibrated to the pricing in our MSR sale commitments, while the second quarter of 2016 reflected a 23 basis point decline in the modeled primary mortgage rate.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Salaries and related expenses	$75	$92	$161	$182
Commissions	14	18	25	30
Loan origination expenses	9	18	18	34
Foreclosure and repossession expenses	5	9	12	16
Professional and third-party service fees	30	37	67	76
Technology equipment and software expenses	9	10	18	20
Occupancy and other office expenses	9	11	18	24
Depreciation and amortization	3	5	7	9
Exit and disposal costs	16	—	41	—
Other operating expenses:
Legal and regulatory reserves	13	—	22	5
Other	12	16	25	26
Total expenses	$195	$216	$414	$422

Salaries and related expenses were down $17 million or 18% compared to the prior year quarter, due to a $13 million decline in Salaries, benefits and incentives from declines in our average employee headcount and a $4 million decrease in contract labor and overtime as a result of declining volumes and our continued transition to a smaller business.

Commissions declined by $4 million or 22% compared to the prior year quarter, primarily due to a 12% decrease in closing volume from our real estate channel and lower private label closing units.

Loan origination expenses decreased by $9 million or 50% compared to the second quarter of 2016, primarily due to a 44% decrease in retail application units.

Foreclosure and repossession expenses were down by $4 million or 44% compared to the prior year quarter primarily due to lower foreclosure activity and improved delinquencies that were partially the result of the Lakeview GNMA MSR sale and other recent MSR sales of delinquent government loans.

Professional and third-party service fees decreased by $7 million primarily due to a decrease in information technology expenses as a result of higher costs in the second quarter of 2016 associated with the modernization and enhanced security of our information technology systems and implementing new compliance requirements in our origination business.

Exit and disposal costs were $16 million in the second quarter of 2017, which included $8 million of PLS-related contract termination costs and $8 million of severance and retention expenses for impacted employees of the PLS exit and the Reorganization.

We recorded a provision for legal and regulatory matters of $13 million in the second quarter of 2017, reflecting provisions for negotiated settlements and adjustments to reserves for other matters. See "—Executive Summary" for a discussion matters settled in the third quarter that were included in our reserves as of June 30, 2017.

Other expenses decreased by $4 million compared to the prior year quarter due primarily to lower service level agreement penalties related to our PLS clients and lower postage and delivery costs from our declining PLS volume.

Mortgage Production Segment
Strategic Update
PLS and Exit Programs. In November 2016, as an outcome of our strategic review process, we announced our intentions to exit our PLS business. In the Mortgage Production segment for the three and six months ended June 30, 2017, we incurred operating losses related to PLS of $25 million and $50 million, respectively, and PLS-related exit costs of $7 million and $14 million, respectively. In addition, in the Mortgage Production segment for the three and six months ended June 30, 2017, we incurred $3 million and $9 million, respectively, of costs related to the reorganization of our shared services function. See further discussion of the PLS operating losses and exit costs within "—Asset Sales and Exit Programs".
Real Estate Joint Venture. As an outcome of our strategic review process, we announced in February 2017 that we have entered into agreements to sell certain assets of PHH Home Loans ("HL") and its subsidiaries, including its mortgage origination and processing centers and the majority of its employees. On August 7, 2017, we completed the initial delivery under the asset sale agreement, representing the first of five expected location transfers under that agreement. We received $14 million as the initial installment of the purchase price. We expect to complete the remaining HL Asset sales by the end of 2017, and after the completion of these sales, we will no longer operate through our Real Estate channel.
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
Business Summary
The following tables summarize the closing statistics and the allocation of revenue of our exiting and remaining Mortgage Production businesses:

	Six Months Ended June 30, 2017
	Exiting		Remaining
	PLS (1)	Real Estate	Portfolio Retention	Total
	(In millions)
Origination and other loan fees	$65	$15	$1	$81
Gain on loans held for sale, net	(2)	75	21	94
Net interest income	—	1	1	2
Other income	1	—	—	1
Net revenues	$64	$91	$23	$178

Total Closings	$7,696	$3,062	$593	$11,351

	Six Months Ended June 30, 2016
	Exiting		Remaining
	PLS & Wholesale (1)	Real Estate	Portfolio Retention	Total
	(In millions)
Origination and other loan fees	$122	$17	$1	$140
Gain on loans held for sale, net	10	92	23	125
Net interest income	2	2	1	5
Other income	4	1	—	5
Net revenues	$138	$112	$25	$275

Total Closings	$14,514	$3,461	$352	$18,327
________________

(1)
Portfolio Retention has historically been included in our disclosed PLS channel data. These amounts exclude Portfolio Retention, which is displayed separately. Also, Wholesale was included in the six months ended June 30, 2016; however, we exited the platform during the second quarter of 2016.

Our Mortgage Production segment will consist entirely of portfolio retention services once our exits of PLS and Real Estate are completed. Portfolio retention involves the refinancing of mortgages held within our current servicing portfolio, and results are currently included within the statistics of our PLS channel in the following Segment Metrics table. For the six months ended June 30, 2017, portfolio retention represented 5% of our total closing volume (based on dollars).

On June 16, 2017, we entered into a portfolio defense agreement with New Residential, which entitles us to seek refinancing of the mortgage loans we subservice under the subservicing agreement with New Residential. After adjusting for the execution of the New Residential MSR transactions in July 2017, as described in "—Asset Sales and Exit Programs", New Residential represents 58% of our total subservicing (by units as of June 30, 2017).

Future portfolio retention volumes are dependent on the size and breadth of our servicing portfolio, on the willingness of subservicing clients to permit us to perform such services and on a declining or lower interest rate environment as compared to individual mortgagor's current rates. Since November 2016, rates increased and refinancing activity has declined as the majority of individual mortgages have rates comparable or lower than current mortgage rates; therefore, limited benefit exists to the remaining population of borrowers. Based on Fannie Mae's July 2017 Economic and Housing Outlook projection of mostly stable rates during the remainder of 2017, refinancing volumes are expected to drop significantly in the full year 2017 as compared to 2016.

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

Segment Metrics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ In millions)
Closings:
Saleable to investors	$2,061	$2,847	$3,769	$4,835
Fee-based	3,421	7,525	7,582	13,492
Total	$5,482	$10,372	$11,351	$18,327

Purchase	$3,560	$4,953	$6,224	$8,327
Refinance	1,922	5,419	5,127	10,000
Total	$5,482	$10,372	$11,351	$18,327

Retail - PLS	$3,617	$7,955	$8,289	$14,308
Retail - Real Estate	1,865	2,120	3,062	3,461
Total retail	5,482	10,075	11,351	17,769
Wholesale/correspondent	—	297	—	558
Total	$5,482	$10,372	$11,351	$18,327

Retail - PLS (units)	5,723	13,439	14,002	25,128
Retail - Real Estate (units)	6,218	7,581	10,426	12,549
Total retail (units)	11,941	21,020	24,428	37,677
Wholesale/correspondent (units)	—	1,180	—	2,191
Total (units)	11,941	22,200	24,428	39,868

Applications:
Saleable to investors	$2,978	$4,132	$5,517	$7,444
Fee-based	4,041	8,512	8,382	17,503
Total	$7,019	$12,644	$13,899	$24,947

Other:
IRLCs expected to close	$795	$1,318	$1,289	$2,486
Total loan margin on IRLCs (in basis points)	284	343	311	321
Loans sold	$1,899	$2,687	$3,842	$4,850

Segment Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Origination and other loan fees	$37	$79	$81	$140
Gain on loans held for sale, net	52	77	94	125
Net interest income	1	3	2	5
Other income	1	3	1	5
Net revenues	91	162	178	275

Salaries and related expenses	43	57	96	114
Commissions	14	18	25	30
Loan origination expenses	9	18	18	34
Professional and third-party service fees	8	6	12	11
Technology equipment and software expenses	1	1	2	2
Occupancy and other office expenses	5	7	11	14
Depreciation and amortization	1	3	3	5
Exit and disposal costs	10	—	23	—
Other operating expenses	29	36	62	75
Total expenses	120	146	252	285

(Loss) income before income taxes	(29)	16	(74)	(10)
Less: net (loss) income attributable to noncontrolling interest	(4)	3	(8)	3
Segment (loss) profit	$(25)	$13	$(66)	$(13)

Quarterly Comparison:  Mortgage Production segment loss was $25 million during the second quarter of 2017 compared to a segment profit of $13 million during the second quarter of 2016.  Our second quarter of 2017 segment loss includes $25 million of PLS operating losses and $10 million of Exit and disposal costs.

Net revenues decreased to $91 million, down $71 million or 44%, compared to the prior year quarter driven by lower application and closing volumes.  The dollar volume of closings in the second quarter of 2017 declined when compared to the second quarter of 2016, primarily due to the decline in PLS as we execute the exit of this channel. Total expenses decreased to $120 million, down $26 million or 18%, compared with the second quarter of 2016, primarily driven by the decline in Loan origination expenses and Commissions from lower closing unit volume as well as a reduction in Salaries and related expenses and Corporate overhead allocation that was partially offset by Exit and disposal costs incurred in the second quarter of 2017.

Net loss attributable to noncontrolling interest was $4 million during the second quarter of 2017, as compared to $3 million in Net income attributable to noncontrolling interest during the second quarter of 2016. This is primarily due to the timing difference of $4 million in higher loans and IRLCs sold to PHH at June 30, 2017 compared to the prior year quarter and $3 million in Exit and disposal costs in the second quarter of 2017 related to our planned exit of the real estate channel.

Net revenues.  Origination and other loan fees were $37 million, down $42 million or 53% compared with the prior year quarter. Origination assistance fees decreased by $32 million, which was primarily driven by a 57% decrease in private label closing units compared to the prior year quarter. This decrease also included a $9 million decrease in appraisal income and application and other closing fees primarily driven by a 43% decrease in total retail closing units.

Gain on loans held for sale, net was $52 million during the second quarter of 2017, decreasing 32% as compared to $77 million for the prior year quarter. This decrease related to a 28% decrease in saleable applications that was primarily due to our decline in PLS applications as we execute the exit of this channel.

Net interest expense was $1 million during the second quarter of 2017, down $2 million or 67%, as compared to the second quarter of 2016, primarily due to the decline in average mortgage loans held for sale that was partially offset by the decline in average mortgage warehouse debt, both from the decline in saleable volume.

Other income was $1 million during the second quarter of 2017 as compared to $3 million during the second quarter of 2016, primarily due to declining earnings from our equity investment in Speedy Title and Appraisal Review Services LLC ("STARS") as a result of lower appraisal volume in STARS from our announced exit from the PLS channel.

Total expenses.  Salaries and related expenses were down $14 million or 25% compared to the prior year quarter, primarily due to a $10 million decline in Salaries, benefits and incentives as a result of declines in average employee headcount and the transfer of a significant number of employees to LenderLive on March 31, 2017 as part of our transaction to outsource certain PLS mortgage origination fulfillment functions. Salaries and related expenses also included a $4 million decrease in Contract labor and overtime as a result of declining application volumes.

Loan origination expenses were down $9 million or 50% compared to the prior year quarter, primarily due to a 44% decrease in retail application units. Commissions were down $4 million or 22% compared to the prior year quarter, primarily due to a 12% decrease in closing volume from our real estate channel and lower private label closing units.

Professional and third-party service fees increased by $2 million or 33% compared to the prior year quarter, primarily due to $4 million of fees paid in the second quarter of 2017 to LenderLive for mortgage origination functions that were partially offset by lower expenses for compliance activities as compared to the prior year quarter.

Exit and disposal costs were $10 million for the second quarter of 2017, which primarily related to $8 million of PLS contract-related termination costs and $3 million of retention expenses for impacted employees of the PLS exit.

Corporate overhead allocation decreased by $4 million compared to the prior year quarter primarily due to reduced professional fees for information technology shared services. See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation.

Other expenses decreased by $3 million compared to the prior year quarter due primarily to lower service level agreement penalties related to our PLS clients and lower postage and delivery costs from our declining PLS volume.

Year-to-Date Comparison:  Mortgage Production segment loss was $66 million during the six months ended June 30, 2017 compared to a segment loss of $13 million during the prior year.  Our six months ended June 30, 2017 segment loss includes $50 million of PLS operating losses and $23 million of Exit and disposal costs.

Net revenues decreased to $178 million, down $97 million or 35%, compared to the prior year driven by lower application and closing volumes.  The dollar volume of closings in the first half of 2017 declined when compared to the prior year, primarily due to the decline in PLS as we execute the exit of this channel. Total expenses decreased to $252 million, down $33 million or 12%, compared with the prior year, due to the decline in Loan origination expenses and Commissions from lower closing unit volume as well as a reduction in Salaries and related expenses and Corporate overhead allocation that was partially offset by Exit and disposal costs incurred in the first half of 2017.

Net loss attributable to noncontrolling interest was $8 million during the first half of 2017, as compared to $3 million in Net income attributable to noncontrolling interest during the first half of 2016. This change is primarily due to $5 million in Exit and disposal costs in the first half of 2017 related to our planned exit of the real estate channel and the timing difference of $4 million in higher loans and IRLCs sold to PHH at June 30, 2017 compared to the prior year.

Net revenues.  Origination and other loan fees were $81 million, down $59 million or 42% compared with the prior year. Origination assistance fees decreased by $44 million, which was primarily driven by a 44% decrease in private label closing units compared to the prior year. This decrease also included a $14 million decrease in appraisal income and application and other closing fees primarily driven by a 35% decrease in total retail closing units.

Gain on loans held for sale, net was $94 million during the six months ended June 30, 2017, decreasing 25% as compared to $125 million for the prior year. This decrease related to a 26% decrease in saleable applications that was primarily due to our exit from the wholesale/correspondent lending channel in the second quarter of 2016 and to the decline in PLS applications as we execute the exit of this channel.

Net interest expense was $2 million during the six months ended June 30, 2017, down $3 million or 60%, as compared to the prior year, primarily due to the decline in average mortgage loans held for sale partially offset by the decline in average mortgage warehouse debt, both from the decline in saleable volume.

Other income was $1 million during the first half of 2017 as compared to $5 million during the first half of 2016, primarily due to declining earnings from our equity investment in STARS, as a result of lower appraisal volume in STARS from our announced exit from the PLS channel.

Total expenses.  Salaries and related expenses were down $18 million or 16% compared to the prior year, due to a $12 million decline in Salaries, benefits and incentives as a result of declines in average employee headcount and the transfer of a significant number of employees to LenderLive on March 31, 2017 as part of our transaction to outsource certain PLS mortgage origination fulfillment functions. Salaries and related expenses also included a $6 million decrease in Contract labor and overtime as a result of declining application volumes.

Loan origination expenses were down $16 million or 47% compared to the prior year, primarily due to a 41% decrease in retail application units. Commissions were down $5 million, or 17%, compared to the prior year, primarily due to a 12% decrease in closing volume from our real estate channel and lower private label closing units.

Professional and third-party service fees increased by $1 million or 9% compared to the prior year, primarily due to $4 million of fees paid in 2017 to LenderLive for mortgage origination functions that were partially offset by lower expenses for compliance activities as compared to the prior year.

Exit and disposal costs were $23 million for the six months ended June 30, 2017 and primarily included $11 million of severance and retention expenses for impacted employees of the PLS exit and the Reorganization, $8 million of PLS contract-related termination costs, and $4 million of facility-related costs in connection with our transfer of the Jacksonville facility to LenderLive.

Corporate overhead allocation decreased by $13 million compared to the prior year primarily due to reduced professional fees for information technology shared services. See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Gain on loans held for sale, net:
Gain on loans	$44	$66	$85	$106
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	1	(1)	—	(3)
Economic hedge results	7	12	9	22
Total change in fair value of mortgage loans and related derivatives	8	11	9	19
Total	$52	$77	$94	$125

Net interest income:
Interest income	$6	$9	$11	$16
Secured interest expense	(5)	(6)	(9)	(11)
Total	$1	$3	$2	$5

Salaries and related expenses:
Salaries, benefits and incentives	$42	$52	$93	$105
Contract labor and overtime	1	5	3	9
Total	$43	$57	$96	$114

Other operating expenses:
Corporate overhead allocation	$26	$30	$51	$64
Other expenses	3	6	11	11
Total	$29	$36	$62	$75

Mortgage Servicing Segment
Agreements to Sell MSRs

As an outcome of our strategic review process, during the fourth quarter of 2016, we entered into two separate agreements to sell substantially all of our MSRs, as discussed in “—Executive Summary”. In June 2017, we completed the initial sale of $13.2 billion in unpaid principal balance of Freddie Mac MSRs to New Residential, and in July 2017, we completed the sale of $39.5 billion in unpaid principal balance of Fannie Mae MSRs to New Residential. During 2017 to-date, we have also completed the execution of sales under the Lakeview Agreement, representing $13.2 billion in unpaid principal balance of GNMA MSRs. Substantially all of the remaining sale commitments of the MSRs and servicing advances currently requires consents other than GSEs and is targeted to be completed in the second half of 2017.

Our sales of MSRs to New Residential were accounted for as a secured borrowing, and accordingly, the MSRs remained on the balance sheet with the proceeds from sale recognized as MSRs secured liability.  We elected to record the MSRs secured liability at fair value consistent with the related MSR asset. Future changes in the MSRs secured liability will fully offset future changes in the related MSR asset.

As of June 30, 2017, 97% of our owned MSRs, excluding the capitalized MSRs sold to New Residential, are committed under a sale agreement. If the sales of substantially all of our MSRs are completed, we do not anticipate retaining a significant amount of capitalized MSRs in the future. In December 2016, we terminated substantially all of our MSR-related derivatives in connection with the MSR sale agreements, as our agreement with New Residential fixes the value we expect to realize on our MSRs as of the transaction date. The remaining MSR-related derivatives were settled during the six months ended June 30, 2017 with no significant impact to our results of operations.
Subservicing
If the transactions under the MSR sale agreements are completed, which is targeted to be by the end of 2017, our remaining servicing platform will consist primarily of subserviced loans. The market for subservicing clients is comprised of independent mortgage bankers, community banks, credit unions and other mortgage investors. The size of the subservicing market is dependent on the following: (i) the rate of prepayment speeds and the size of the home purchase market; (ii) lack of operational scale for smaller MSR owners who may need a subservicing partner to keep pace with consumer, regulatory and investor requirements; and (iii) MSR ownership by financial investors who do not have in-house servicing capability.

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

Our subservicing agreements also have a significant risk of client retention. The terms of a substantial portion of these agreements allow the owners of the servicing to terminate the subservicing agreement without cause with respect to some or all of the subserviced loans and, in some cases, without payment of any termination fee. This risk is further magnified by our client concentration exposure, as further discussed in "—Risk Management". However, our subservicing agreement with New Residential engages us to subservice the loans sold to New Residential for an initial period of three years, subject to certain transfer and termination provisions (including New Residential's right to transfer, without cause, 25% of the subservicing units in the second year, and an additional 25% of the subservicing units in the third year of the contract). After adjusting for the July MSR sales, New Residential represents 58% of our subserviced units as of June 30, 2017.

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

Segment Metrics:

	June 30,
	2017	2016
	($ In millions)
Total Loan Servicing Portfolio:
Conventional loans	$147,043	$204,208
Government loans	11,001	23,521
Home equity lines of credit	1,719	4,012
Total Unpaid Principal Balance	$159,763	$231,741

Number of loans in owned portfolio (units)	379,231	609,976
Number of subserviced loans (units) (1)	351,109	486,596
Total number of loans serviced (units)	730,340	1,096,572

Weighted-average interest rate	3.8%	3.8%

Portfolio delinquency
% of UPB - 30 days or more past due	1.98%	2.21%
% of UPB - Foreclosure, REO and Bankruptcy	1.61%	1.78%
Units - 30 days or more past due	2.83%	3.11%
Units - Foreclosure, REO and Bankruptcy	2.12%	2.19%

Capitalized Servicing Portfolio:
Unpaid Principal Balance of capitalized MSRs owned	$53,933	$92,687
Unpaid Principal Balance of capitalized MSRs in secured borrowing arrangement (2)	13,084	—
Total Unpaid Principal Balance of capitalized servicing portfolio	$67,017	$92,687

Capitalized servicing rate	0.83%	0.73%
Capitalized servicing multiple	3.0	2.6
Weighted-average servicing fee (in basis points)	27	29

______________

(1)
Subserviced units include 80,519 units of servicing sold to New Residential in June 2017 that was accounted for as a secured borrowing arrangement. Refer to "Asset Sales and Exit Programs" for additional information.

(2)	Represents MSRs sold to New Residential in June 2017 that were accounted for as a secured borrowing arrangement. Refer to "—Asset Sales and Exit Programs" for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Total Loan Servicing Portfolio:
Average Portfolio UPB	$161,645	$232,529	$165,652	$230,951

Capitalized Servicing Portfolio:
Average Portfolio UPB	$69,619	$94,431	$74,184	$96,028
Payoffs and principal curtailments	3,270	4,812	6,729	8,767
Sales	2,200	224	12,516	496

Segment Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Loan servicing income, net	$28	$44	$61	$99
Net interest expense	(7)	(10)	(15)	(21)
Other income	—	—	2	—
Net revenues	21	34	48	78

Salaries and related expenses	15	19	32	37
Foreclosure and repossession expenses	5	9	12	16
Professional and third-party service fees	8	9	15	18
Technology equipment and software expenses	4	4	7	8
Occupancy and other office expenses	3	4	6	9
Depreciation and amortization	—	1	1	2
Exit and disposal costs	—	—	2	—
Other operating expenses	29	21	50	42
Total expenses	64	67	125	132
Segment loss	$(43)	$(33)	$(77)	$(54)

Quarterly Comparison:  Mortgage Servicing segment loss was $43 million during the second quarter of 2017 compared to a loss of $33 million during the prior year quarter.  Net revenues decreased to $21 million, down $13 million or 38%, compared to the prior year quarter primarily driven by declines in our Loan servicing income, net from declines in our total loan servicing portfolio.  Total expenses decreased to $64 million, down $3 million or 4%, compared with the second quarter of 2016 primarily driven by declines in Salaries and related expenses, Foreclosure and repossession expenses and Repurchase and foreclosure-related charges and a lower Corporate overhead allocation that was partially offset by a higher provision for legal and regulatory matters in the second quarter of 2017.

Net revenues.  Servicing fees from our capitalized portfolio decreased to $48 million, down $19 million or 28%, compared to the prior year quarter driven by a 26% decrease in our average capitalized loan servicing portfolio.  This decline in our capitalized loan servicing portfolio was primarily due to our February 2017 sale of $10.2 billion in GNMA servicing to Lakeview, as well as the persistent low interest rate environment throughout 2016 leading to high prepayment activity.

Subservicing fees decreased to $10 million, down $8 million or 44%, primarily driven by declines in the average number of loans in our subserviced portfolio from the insourcing and MSR sale actions of certain clients during the fourth quarter of 2016. We did not realize a significant benefit for the second quarter of 2017 from the over 80,000 subservicing unit additions from the sale of Freddie Mac MSRs to New Residential, as that sale took place on June 16, 2017.

Late fees and other ancillary servicing revenue decreased by $4 million or 40% due to declining late fees and other servicing fees from a smaller overall portfolio. Loss on sale of MSRs was $4 million in the second quarter of 2017 as compared to zero in the prior year quarter, primarily due to transaction related expenses from GNMA MSRs sold to Lakeview in 2017.

MSR valuation changes from actual prepayments of the underlying mortgage loans decreased by $9 million or 33%, primarily due to a 35% decrease in payoffs in our capitalized servicing portfolio compared to the prior year quarter.

During the second quarter of 2017, Market-related fair value adjustments decreased the value of our MSRs by $3 million, which was primarily due to a flattening of the yield curve. Negative market adjustments from interest rates were offset by the calibration of our modeled value using the pricing associated with the MSR sale commitments. We also had an insignificant net gain on MSR derivatives as we terminated all of our remaining MSR-related derivatives in connection with the MSR sale agreements in December 2016. During the second quarter of 2016, Market-related fair value adjustments decreased the value of our MSRs by $70 million, which was partially offset by $58 million of net gains on MSR derivatives. This activity was primarily attributable to a 23 basis point decline in the modeled primary mortgage rate.

Net interest expense was $7 million during the second quarter of 2017, down $3 million, as compared to the second quarter of 2016, primarily due to higher interest income from cash management activities related to our escrow accounts for our total loan servicing portfolio, as well as an increase in interest rates.

Total expenses.  Salaries and related expenses decreased by $4 million or 21% compared to the prior year quarter primarily due to declines in average employee headcount and $2 million in severance incurred in the second quarter of 2016.

Foreclosure and repossession expenses decreased by $4 million or 44% compared to the prior year quarter primarily due to lower foreclosure activity and improved delinquencies that were partially the result of the Lakeview GNMA MSR sale and other recent MSR sales of delinquent government loans.

Repurchase and foreclosure charges decreased by $2 million primarily due to higher expenses in the second quarter of 2016 that will not be reimbursed pursuant to mortgage insurance programs as well as higher exposure for legacy repurchase claims from certain private investors in the prior year quarter.

During the second quarter of 2017, we recorded a $13 million provision for legal and regulatory matters driven by adjustments for negotiated settlements and provisions for other matters. See "--Executive Summary" for a discussion matters settled in the third quarter that were included in our reserves as of June 30, 2017.

Corporate overhead allocation decreased by $3 million compared to the prior year quarter primarily due to reduced professional fees for information technology shared services. See “—Other” for a more detailed discussion of expenses included in the Corporate overhead allocation.

Year-to-Date Comparison:  Mortgage Servicing segment loss was $77 million during the six months ended June 30, 2017 compared to a loss of $54 million during the prior year.  Net revenues decreased to $48 million, down $30 million or 38%, compared to the prior year primarily driven by declines in our Loan servicing income, net from declines in our total loan servicing portfolio.  Total expenses decreased to $125 million, down $7 million or 5%, compared with the prior year primarily driven by declines in Salaries and related expenses, Foreclosure and repossession expenses, Professional and third-party service fees and Occupancy and other office expenses and a lower Corporate overhead allocation, that was partially offset by a higher provision for legal and regulatory matters incurred in 2017.

Net revenues.  Servicing fees from our capitalized portfolio decreased to $102 million, down $35 million or 26%, compared to the prior year quarter driven by a 23% decrease in our average capitalized loan servicing portfolio.  This decline in our capitalized loan servicing portfolio was primarily due to our February 2017 sale of $10.2 billion in GNMA servicing to Lakeview, as well as the persistent low interest rate environment throughout 2016 leading to high prepayment activity.

Subservicing fees decreased to $21 million, down $15 million or 42%, primarily driven by declines in the average number of loans in our subserviced portfolio from the insourcing and MSR sale actions of certain clients during the fourth quarter of 2016. We did not realize a significant benefit for the six months ended June 30, 2017 from the over 80,000 subservicing unit additions from the sale of Freddie Mac MSRs to New Residential, as that sale took place on June 16, 2017.

Late fees and other ancillary servicing revenue decreased by $3 million or 17% due to declining late fees and other servicing fees from a declining overall portfolio. Loss on sale of MSRs was $13 million in the first half of 2017 as compared to $2 million in the prior year, primarily due to transaction related expenses from the GNMA MSRs sold to Lakeview in 2017.

MSR valuation changes from actual prepayments of the underlying mortgage loans decreased by $11 million or 23% primarily due to a 24% decrease in payoffs in our capitalized servicing portfolio compared to the prior year. MSR valuation changes from actual receipts of recurring cash flows increased by $3 million or 23% primarily due to a higher average capitalized servicing rate that was partially offset by a smaller portfolio size in the first half of 2017 compared to the prior year.

During the six months ended June 30, 2017, Market-related fair value adjustments decreased the value of our MSRs by $5 million, which was primarily due to a flattening of the yield curve. Negative market adjustments from interest rates were offset by the calibration of our modeled value using the pricing associated with the MSR sale commitments. We also had an insignificant net gain on MSR derivatives as we terminated all of our remaining MSR-related derivatives in connection with the MSR sale agreements in December 2016. During the six months ended June 30, 2016, Market-related fair value adjustments decreased the value of our MSRs by $165 million, which was partially offset by $143 million of net gains on MSR derivatives. This activity was primarily attributable to a 62 basis point decline in the modeled primary mortgage rate, as well as a 79 basis point decline in the 10-year Treasury interest rate.

Net interest expense was $15 million during the six months ended June 30, 2017, down $6 million, as compared to the prior year, primarily due to higher interest income from cash management activities related to our escrow accounts for our total loan servicing portfolio, as well as an increase in interest rates.

Other income was $2 million during the six months ended June 30, 2017, as compared to zero in the prior year, as 2017 included fees earned from a client for assistance in complying with regulatory changes.

Total expenses.  Salaries and related expenses decreased by $5 million or 14% compared to the prior year primarily due to declines in average employee headcount and $2 million in severance incurred in the second quarter of 2016.

Foreclosure and repossession expenses decreased by $4 million or 25% compared to the prior year primarily due to lower foreclosure activity and improved delinquencies that were partially the result of the Lakeview GNMA MSR sale and other recent MSR sales of delinquent government loans.

Professional and third-party service fees decreased by $3 million or 17% compared to the prior year primarily driven by higher expenses incurred during 2016 related to compliance activities.

Occupancy and other office expenses decreased by $3 million from the prior year primarily due to reductions in printing and mailing expenses from declines in our total loan servicing portfolio, as well as reductions in our rent and related occupancy expenses as we vacated certain facilities in 2016.

Exit and disposal costs were $2 million for the six months ended June 30, 2017 for severance and retention expenses related to Mortgage shared service employees as a result of the reorganization.

During the six months ended June 30, 2017, we recorded a $22 million provision for legal and regulatory matters, as compared to a $5 million provision during the six months ended June 30, 2016, driven by adjustments for negotiated settlements related to our legacy mortgage servicing practices and provisions for other matters. See "—Executive Summary" for a discussion matters settled in the third quarter that were included in our reserves as of June 30, 2017.

Corporate overhead allocation decreased by $8 million compared to the prior year quarter primarily due to reduced professional fees for information technology shared services. See “—Other” for a more detailed discussion of expenses included in the Corporate overhead allocation.

Selected Income Statement Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Loan servicing income, net:
Loan servicing income:
Servicing fees from capitalized portfolio	$48	$67	$102	$137
Subservicing fees	10	18	21	36
MSR yield on secured asset (1)	1	—	1	—
Late fees and other ancillary servicing revenue	6	10	15	18
Loss on sale of MSRs	(4)	—	(13)	(2)
Curtailment interest paid to investors	(3)	(4)	(6)	(7)
Loan servicing income	$58	$91	$120	$182
Changes in fair value of mortgage servicing rights:
Actual prepayments of the underlying mortgage loans	$(18)	$(27)	$(37)	$(48)
Actual receipts of recurring cash flows	(8)	(8)	(16)	(13)
Market-related fair value adjustments (2)	(3)	(70)	(5)	(165)
Changes in fair value of MSR asset (2)	(29)	(105)	(58)	(226)
Change in fair value of MSRs secured liability	(1)	—	(1)	—
Net derivative gain related to MSRs	—	58	—	143
Total	$28	$44	$61	$99

Net interest expense:
Interest income	$5	$3	$9	$5
Secured interest expense	(2)	(2)	(4)	(5)
MSRs secured interest expense (2)	(1)	—	(1)	—
Unsecured interest expense	(9)	(11)	(19)	(21)
Total	$(7)	$(10)	$(15)	$(21)

Other operating expenses:
Corporate overhead allocation	$10	$13	$19	$27
Repurchase and foreclosure-related charges	3	5	2	3
Legal and regulatory reserves	13	—	22	5
Other expenses	3	3	7	7
Total	$29	$21	$50	$42
____________________

(1)	Related to the secured borrowing treatment of the June 2017 sale of MSRs to New Residential, income in MSR yield on secured asset fully offsets the expense in MSRs secured interest expense.

(2)
Related to the secured borrowing treatment of the June 2017 sale of MSRs to New Residential, Market-related fair value adjustments include a $1 million increase to change in fair value for MSRs under secured borrowing arrangements, which fully offsets the decrease to Change in fair value of MSRs secured liability.

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
Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Salaries and related expenses	$17	$16	$33	$31
Professional and third-party service fees	14	22	40	47
Technology equipment and software expenses	4	5	9	10
Occupancy and other office expenses	1	—	1	1
Depreciation and amortization	2	1	3	2
Exit and disposal costs	6	—	16	—
Other	3	2	5	5
Total expenses before allocation	47	46	107	96
Corporate overhead allocation:
Mortgage Production segment	(26)	(30)	(51)	(64)
Mortgage Servicing segment	(10)	(13)	(19)	(27)
Total expenses	11	3	37	5
Net loss before income taxes	$(11)	$(3)	$(37)	$(5)
Quarterly Comparison:  Net loss before income taxes was $11 million during the second quarter of 2017, compared to a loss of $3 million during the prior year quarter.  The net loss of the Other segment primarily represents losses that are not allocated back to our reportable segments. For the second quarter of 2017, the net loss primarily represents costs associated with our strategic review and Exit and disposal costs related to our reorganization of our operations to subservicing and portfolio retention services.
Total expenses. Total expenses before allocations increased to $47 million, as compared to $46 million in the prior year quarter. Exit and disposal costs of $6 million in the second quarter of 2017 are primarily a result of recording acceleration of existing retention awards for impacted Other shared services employees primarily related to the reorganization.
Professional and third-party service fees decreased to $14 million, down $8 million as compared to the prior year quarter. This decrease was primarily due to a $7 million decrease in information technology expenses as a result of higher costs in the second quarter of 2016 associated with the modernization and enhanced security of our information technology systems and implementing new compliance requirements in our origination business.
Year-to-Date Comparison:  Net loss before income taxes was $37 million for the six months ended June 30, 2017, compared to a loss of $5 million during the prior year.  For the six months ended June 30, 2017, the net loss primarily represents costs associated with our strategic review and Exit and disposal costs related to our reorganization of our operations to subservicing and portfolio retention services.
Total expenses. Total expenses before allocations increased to $107 million, up $11 million, or 11%, compared to the prior year. The increase in total expenses is primarily from Exit and disposal costs in the first half of 2017 of $16 million resulting from severance and retention expenses for impacted Other shared services employees primarily related to the reorganization.
Professional and third-party service fees declined to $40 million, down $7 million, or 15%, compared to the prior year. This decrease was primarily due to an $18 million decrease in information technology expenses as a result of higher costs in the first half of 2016 associated with the modernization and enhanced security of our information technology systems and implementing new compliance requirements in our origination business, as well as a $3 million decline in consulting expenses for other shared service functions. This was partially offset by an increase of $14 million in strategic review costs.

RISK MANAGEMENT

We are exposed to various business risks which may significantly impact our financial results including, but not limited to: (i) interest rate risk; (ii) consumer credit risk; (iii) counterparty and concentration risk; (iv) liquidity risk; and (v) operational risk.

During the six months ended June 30, 2017, there have been no significant changes to our liquidity risk or operational risk.  In addition, as of June 30, 2017, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.

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

We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold, which as of June 30, 2017 was $41 million.  Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of June 30, 2017, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $10 million, which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs or in the event we do not file insurance claims.

See Note 10, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding loan repurchase and indemnification requests and our repurchase and foreclosure-related reserves.

Counterparty and Concentration Risk
Production. For the six months ended June 30, 2017, our mortgage loan originations were derived from our relationships with significant counterparties as follows:

•	27% through our PLS relationship with Morgan Stanley Private Bank, N.A. ("Morgan Stanley");

•	27% through the Real Estate channel, from our relationships with Realogy and its affiliates;

•	12% through our PLS relationship with HSBC Bank USA ("HSBC"); and

•	8% through our PLS relationship with Merrill Lynch Home Loans, a division of Bank of America, N.A. ("Merrill Lynch").
In November 2016, as an outcome of our strategic review process, we announced our intentions to exit our PLS business, which represented 73% of our total closing volume (based on dollars) for the six months ended June 30, 2017. In February 2017, we entered into an agreement to sell certain assets of PHH Home Loans, which constitutes substantially all of our Real Estate channel and represented 27% of our total closing volume (based on dollars) for the six months ended June 30, 2017. If the asset sale of PHH Home Loans is successfully completed, our remaining mortgage loan origination business will consist of portfolio retention. There can be no assurances that our closing volumes, agreements or relationships will not be subject to further change.

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
Servicing. During the six months ended June 30, 2017, there have been no significant changes to our total servicing portfolio's geographic, delinquency, and agency concentration risks, as previously outlined in our 2016 Form 10-K. If the remaining transactions under the MSR sale agreements are completed, our future servicing platform will consist primarily of subserviced loans. Our Mortgage Servicing segment has exposure to concentration risk and client retention risk with respect to our subservicing agreements. After the execution of the MSR transactions with New Residential in June and July 2017, our subservicing concentration (by units as of June 30, 2017) is as follows: 58% from New Residential, 18% from Pingora Loan Servicing, LLC, 8% from HSBC and 6% from Morgan Stanley.
Our agreement to sell the majority of our capitalized MSRs to New Residential contains a three-year subservicing term, subject to certain transfer and termination provisions (including New Residential's right to transfer, without cause, 25% of the subservicing units in the second year, and an additional 25% of the subservicing units in the third year of the contract). A substantial portion of our other subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause with respect to some or all of the subserviced loans and, in some cases, without payment of any termination fee.  Market conditions, including interest rates and future economic projections, could impact investor demand to hold MSRs, which may result in our loss of additional subservicing relationships, or significantly decrease the number of loans under such relationships. Further, our subservicing relationships may be negatively impacted by our planned exit of the PLS origination channel, and such clients may elect to transfer their subservicing relationships to other counterparties upon sourcing a new origination services provider. The termination of subservicing agreements, or other significant reductions to our subservicing units, could adversely affect our business, financial condition, and results of operations.
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

Our total unrestricted cash position as of June 30, 2017, is $1.0 billion, which includes $61 million of cash in variable interest entities.  We have identified expected uses of our cash over the next 12 months which, include the following estimated outflows:

•	$146 million related to the exit of the PLS business, including expected operating losses and costs to complete the exit;

•	$29 million for costs associated with re-engineering and transitioning our business;

•	$524 million to retire a portion of our senior unsecured notes in July 2017, including the early tender premium paid; and

•	$24 million for payment of MSR transaction costs and strategic review advisory, legal and professional fees.
Further, we intend to maintain excess cash to cover contingencies, which include $134 million related to our legal and regulatory reserves, and $40 million related to other contingencies for mortgage loan repurchases, MSR sale agreement indemnifications, and other contingencies.

In connection with the initial delivery of MSRs to New Residential, on June 19, 2017, we commenced tender offers to purchase for cash any and all of the Senior Notes due in 2019 and 2021. On July 3, 2017, we repaid $178 million of the 2019 Notes and $318 million of the 2021 Notes for an aggregate $524 million in cash, plus accrued interest, and at the expiration of the tender on July 17, 2017, the remaining repayment of notes under the tender was not significant. After the completion of the tender, $119 million principal of Notes remains outstanding.

We expect that the remaining proceeds from the MSR sale agreements will be used to repay borrowings under our servicing advance facility and to pay taxes.

In May 2017, our Board of Directors authorized up to $100 million in open market share repurchases as an initial action in our plan to return capital to shareholders. During the second quarter, we completed the repurchase of 1,760,964 shares for $24 million, while in the third quarter of 2017 through August 4th, we executed $10 million in additional repurchases, retiring 689,502 shares. In late July 2017, our Board of Directors increased the amount of authorized share repurchases to up to an aggregate $300 million.

The method, timing and amount of additional returns of capital to our shareholders, if any, beyond the initiatives announced to date will depend on several factors including market and business conditions and the trading price of our common stock, total proceeds realized from our MSR sales, the value realized from PHH Home Loans joint venture, the successful execution of our PLS exit, the resolution of our outstanding legal and regulatory matters, the successful completion of other restructuring activities, and the working capital requirements and contingency needs for the remaining business. There can be no assurances we will complete any further return of capital to our shareholders. For more information, see “Part II—Item 1A. Risk Factors—Risks Related to our Common Stock—Our decision to return cash to shareholders through stock repurchases may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders." in this Form 10-Q and “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—The amount of capital returned to shareholders, if any, as a result of our strategic actions may be less than our expectations. Furthermore, there can be no assurances about the method, timing or amounts of any such distributions." in our 2016 Form 10-K.

As of June 30, 2017, a significant portion of our assets are under financing arrangements or are subject to sale commitments. The following table identifies the Total assets on our Condensed Consolidated Balance Sheets that are unencumbered:

	Total Assets	Collateral for Asset-backed borrowing arrangements	Sale Commitments (1)	Other(2)		Unencumbered Assets
	(In millions)
Cash and cash equivalents	$1,001	$—	$—	$—		$1,001
Restricted cash	75	34	—	41		—
Mortgage loans held for sale	625	535	—	—		90
Accounts receivable, net	74	—	—	—		74
Servicing advances, net	473	116	104	205		48
Mortgage servicing rights	555	—	427	114		14
Property and equipment, net	28	—	—	—		28
Other assets	75	—	—	3	—	72
Total assets	$2,906	$685	$531	$363		$1,327
___________________

(1)
Total Servicing advances committed to be transferred under our MSR sale agreements of $220 million as of June 30, 2017 includes both advances that are presently collateral for asset-backed borrowing arrangements and amounts that are self-funded. Therefore, the Servicing advances committed under MSR sale agreements appears in both columns of the table above.

(2)	Other restrictions and encumbrances include the following:

•	Restricted cash represents letters of credit, funds received for pending mortgage closings, and other contractual arrangements.

•	Servicing advances represent the balance of Servicing advance liabilities for advances funded by our subservicing clients, as discussed below under "—Debt—Servicing Advance Funding Arrangements".

•
MSRs represent amounts under secured borrowing arrangements where we have recognized a liability for MSRs transferred to a third party that does not meet the criteria for sale accounting. See further discussion in Note 1, 'Summary of Significant Accounting Policies' in the accompanying Notes to Condensed Consolidated Financial Statements.

Cash Flows

The following table summarizes the changes in Cash and cash equivalents:

	Six Months Ended June 30,
	2017	2016	Change
	(In millions)
Cash provided by (used in):
Operating activities	$50	$(136)	$186
Investing activities	39	139	(100)
Financing activities	6	96	(90)
Net increase in Cash and cash equivalents	$95	$99	$(4)

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  The operating results of our businesses are also impacted by significant non-cash activities which include: (i) the capitalization of mortgage servicing rights in our Mortgage Production segment and (ii) the change in fair value of mortgage servicing rights and MSRs secured liability in our Mortgage Servicing segment.

During the six months ended June 30, 2017, cash provided by our operating activities was $50 million which was primarily driven by the impact of net collections of Servicing advances and timing differences between the origination and sale of mortgages as Mortgage loans held for sale decreased between December 31, 2016 and June 30, 2017. This was partially offset by operating losses primarily in our PLS business and cash used for strategic review costs.

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

During the six months ended June 30, 2017, cash provided by our investing activities was $39 million, which was driven by $102 million of cash received from the proceeds on the sale of MSRs and related servicing advances, including the GNMA MSR sales to Lakeview, that was partially offset by $45 million of net cash paid for MSR derivatives settled in the first quarter of 2017 as substantially all of our MSR derivatives were terminated in December 2016 in connection with the MSR sale agreements.

During the six months ended June 30, 2016, cash provided by our investing activities was $139 million, which was driven by $146 million of net cash received from MSR derivatives for cash collateral amounts and settlement activity due to changes in interest rates.

Financing Activities

Our cash flows from financing activities include proceeds from and payments on borrowings under our mortgage warehouse facilities, servicing advance facility and MSRs secured borrowing arrangement.  The fluctuations in the amount of borrowings within each period are due to working capital needs and the funding requirements for assets, including Mortgage loans held for sale and Mortgage servicing rights.  The outstanding balances under our warehouse and servicing advance debt facilities vary daily based on our current funding needs for eligible collateral and our decisions regarding the use of excess available cash to fund assets.  As of the end of each quarter, our financing activities and Condensed Consolidated Balance Sheets reflect our efforts to maximize secured borrowings against the available asset base, increasing the ending cash balance.  Within each quarter, excess available cash is utilized to fund assets rather than using the asset-backed borrowing arrangements, given the relative borrowing costs and returns on invested cash.

During the six months ended June 30, 2017, cash provided by our financing activities was $6 million, which primarily related to $102 million of proceeds from the June sale of Freddie Mac MSRs to New Residential that was treated as a secured borrowing arrangement. This was partially offset by $70 million of net payments on our secured borrowings primarily resulting from the decreased funding requirements for Mortgage loans held for sale and Servicing advances and $24 million used to retire shares in our open market share repurchase program.

During the six months ended June 30, 2016, cash provided by our financing activities was $96 million which primarily related to $122 million of net proceeds on secured borrowings primarily resulting from increased funding requirements for Mortgage loans held for sale that was partially offset by $23 million used to retire shares in our open market share repurchase program.

Debt
The following table summarizes our Debt as of June 30, 2017:

	Outstanding Balance	Collateral(1)
	(In millions)
Warehouse facilities	$519	$544
Servicing advance facility	65	141
Unsecured debt, net	608	—
Total	$1,192	$685

_________________

(1)	Assets held as collateral are not available to pay our general obligations.

See Note 8, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our debt covenants and other components of our debt.

Warehouse Facilities

We utilize both committed and uncommitted warehouse facilities, and we evaluate our capacity need under these facilities based on forecasted volume of mortgage loan closings and sales. During the six months ended June 30, 2017, we reduced the aggregate committed capacity of our facilities in response to our expected saleable production volume and to reduce expenses associated with the facilities.

Mortgage warehouse facilities consisted of the following as of June 30, 2017:

	Total Capacity	Outstanding Balance	Available Capacity(1)	Maturity Date
	(In millions)
Debt:
Committed facilities:
Wells Fargo Bank, N.A.	$350	$260	$90	12/1/2017
Bank of America, N.A.	200	166	34	9/29/2017
Barclays Bank PLC (2)	100	89	11	7/31/2017
Committed warehouse facilities	650	515	135
Uncommitted facilities:
Fannie Mae	200	4	196	n/a
Barclays Bank PLC	100	—	100	n/a
Total	$950	$519	$431

Off-Balance Sheet Gestation Facilities:
Uncommitted facilities:
JP Morgan Chase Bank, N.A.	$150	$—	$150	n/a

___________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)	On July 31, 2017, the maturity of this facility was extended to January 31, 2018.

Servicing Advance Funding Arrangements

As of June 30, 2017, there are $473 million of Servicing advance receivables, net on our Condensed Consolidated Balance Sheets, including $203 million from our own funds, and the remainder funded as outlined below:

	Total Capacity	Outstanding Balance	Available Capacity(1)	Maturity Date
	(In millions)
Debt:
Servicing Advance Receivables Trust (2)	$100	$65	$35	3/15/2018
Subservicing advance liabilities:
Client-funded amounts	n/a	205	n/a	n/a
Total		$270
__________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)
On June 15, 2017, the facility's revolving period was extended and the final maturity date was revised to March 15, 2018. At our request, the aggregate maximum principal amount of the facility was also reduced by $55 million to $100 million.

Unsecured Debt

Unsecured borrowing arrangements consisted of the following as of June 30, 2017:

	Balance at Maturity (1)	Outstanding Balance	Maturity Date
	(In millions)
7.375% Term notes due in 2019	$275	$273	9/1/2019
6.375% Term notes due in 2021	340	335	8/15/2021
Total	$615	$608	0
 __________________

(1)
On June 19, 2017, we commenced tender offers to purchase for cash any and all of the Senior Notes due in 2019 and 2021. On July 3, 2017, we repaid $178 million of the 2019 Notes and $318 million of the 2021 Notes for an aggregate $524 million in cash, plus accrued interest. On July 17, 2017, upon expiration of the tender offer, the amount of notes repaid was not significant. At the completion of the tender, $119 million of note principal remains outstanding, representing $97 million of the 2019 Notes and $22 million of the 2021 Notes. We expect we will recognize a loss of $35 million in Other Operating Expenses in the Condensed Consolidated Statements of Operations related to this debt retirement during the three months ended September 30, 2017.

As of August 4, 2017, our credit ratings on our senior unsecured debt were as follows:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments.  Additionally, our escrow earnings on our mortgage servicing rights are sensitive to changes in short-term interest rates such as LIBOR. We also are exposed to changes in short-term interest rates on certain variable rate borrowings including our mortgage warehouse debt and our servicing advance facility. The valuation of our Mortgage servicing rights and Mortgage servicing rights secured liability is based, in part, on the realization of the forward yield curve due to the impact that expected future interest rates have on our expected cash flows. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

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

The following table summarizes the estimated change in the fair value of our Mortgage pipeline, Mortgage servicing rights, Mortgage servicing rights secured liability and unsecured debt that are sensitive to interest rates as of June 30, 2017 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
	(In millions)
Mortgage pipeline
Mortgage loans held for sale	$12	$7	$4	$(4)	$(9)	$(19)
Interest rate lock commitments (1)	11	7	4	(5)	(10)	(24)
Forward delivery commitments (1)	(25)	(14)	(8)	9	18	39
Option contracts (1)	—	—	—	—	2	5
Total Mortgage pipeline	(2)	—	—	—	1	1

MSRs and related secured liability
Mortgage servicing rights owned (2)	(122)	(58)	(28)	26	49	88
Mortgage servicing rights secured asset (3)	(32)	(15)	(7)	6	12	21
MSRs secured liability (3)	32	15	7	(6)	(12)	(21)
Total MSRs and related secured liability	(122)	(58)	(28)	26	49	88

Unsecured term debt	(19)	(9)	(5)	5	9	18
Total, net	$(143)	$(67)	$(33)	$31	$59	$107
__________________

(1)	Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

(2)
During 2017, we ended our MSR-related derivative hedge coverage as a result of our sale agreement with New Residential that fixes the prices we expect to realize at future transfer dates. We do not expect changes in interest rates to substantially impact the fair value of owned MSRs since our determination of fair value at June 30, 2017 considers the committed pricing of MSR sale agreements, which is for the substantial majority of our remaining owned MSRs. For further discussion of those agreements and other requirements that must be met to complete such sales, see Note 4, 'Servicing Activities' in the accompanying Notes to Condensed Consolidated Financial Statements.

(3)
During June 2017, we sold $13.2 billion in unpaid principal balance of MSRs to New Residential, which has a fair value of $114 million as of June 30, 2017.  This transfer was accounted for as a secured borrowing, and accordingly, the MSR remained on the balance sheet with the proceeds from sale recognized as MSRs secured liability.  The interest rate sensitivity of this secured borrowing is reflected within Mortgage servicing rights secured asset and MSRs secured liability, and any changes in fair value are expected to fully offset.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In the second quarter of 2017, there were changes in our internal control over financial reporting related to the transition of certain PLS mortgage origination fulfillment functions that had been performed internally to an outsource partner.  The transition of these functions has resulted in changes in origination functions, and the related control processes, from internally performed to externally performed by the outsource partner; however, management oversight of all origination functions continues to be performed internally.

There have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Common Stock
Our decision to return cash to shareholders through stock repurchases may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders.

We have authority from our Board of Directors to repurchase up to $300 million in the aggregate of our Common stock. On August 8, 2017, we announced that, pursuant to this authority, we intend to launch a modified Dutch auction tender offer for our Common stock in the aggregate amount of $266 million, which represents the remaining amount under our authorization after giving effect to share repurchases to date. The execution of share repurchases under such tender program is dependent on how many stockholders elect to tender, and is subject to a number of terms and conditions.  The tender offer will reduce our "public float," which is the number of shares of our Common stock that are owned by non-affiliated stockholders and available for trading in the securities markets, which may reduce the volume of trading in our shares and result in reduced liquidity and, potentially, lower trading prices. We intend to fund the tender offer with available cash, which will burden our liquidity and prevent us from using the cash for other corporate purposes.

There can be no assurances that our stock repurchases will have the effects we anticipated.  Our stock repurchases may not return value to stockholders because the market price of our stock may decline significantly below the levels at which we repurchased shares of Common stock. Our stock repurchases are intended to deliver stockholder value over the long-term, but the price we pay for shares in the tender offer may be dilutive and may not be the best use of our capital.  There can be no assurance that we will repurchase the full amount authorized or that any past or future repurchases will have a positive impact on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents our share repurchase activity for the quarter ended June 30, 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plan or program
April 1, 2017 to April 30, 2017	—	$—	—	$100,000,000
May 1, 2017 to May 31, 2017	526,964	13.54	526,964	92,866,872
June 1, 2017 to June 30, 2017	1,234,000	13.63	1,234,000	76,043,105
Total	1,760,964	$13.60	1,760,964	$76,043,105
______________

(1)	On May 3, 2017, our Board of Directors authorized up to $100 million in open market purchases, and this authorization does not have a defined expiration date.

All shares received under the share repurchase programs are retired upon receipt and are reported as a reduction of shares issued and outstanding, and the cash paid is recorded as a reduction of stockholders' equity in the Condensed Consolidated Balance Sheets. For more information about our repurchase activity and about additional repurchases authorized by our Board of Directors in the third quarter, see “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Initial Closing of PHH Home Loans Asset Sales
On August 7, 2017, the Company closed the initial sale of certain assets of PHH Home Loans, LLC (“PHH Home Loans”) and RMR Financial, LLC (“RMR”), a wholly-owned subsidiary of PHH Home Loans, to Guaranteed Rate Affinity, LLC (“GRA”), a new joint venture formed by subsidiaries of Realogy Corporation (“Realogy”) and Guaranteed Rate, Inc., pursuant to the asset purchase agreement dated as of February 15, 2017, by and among the Company, PHH Home Loans, RMR and GRA. PHH Home Loans is a joint venture between the Company and Realogy, which provides mortgage origination services for brokers associated with brokerages owned or franchised by Realogy. The purchase price paid by GRA for the initial sale was $14 million (which represents 20% of the total purchase price for the asset sales) and the Company expects to recognize $7 million of pre-tax gain from the sale, which is reduced for the portion of the proceeds attributable to Realogy’s interest in PHH Home Loans. The remaining asset sales are expected to be effected over four additional closings, with 20% of the purchase price to be paid at each closing. There can be no assurance that the sales of the remaining assets of PHH Home Loans will close as contemplated, if at all. The Company and GRA are parties to the above-referenced asset purchase agreement. There are no other pre-existing relationships between GRA and the Company.

In connection with the Home Loans asset sales, the Company entered into an agreement to purchase Realogy’s 49.9% ownership interests in the PHH Home Loans joint venture, for an amount equal to their interest in the residual equity of PHH Home Loans after the final closing of the asset sale transactions. At the completion of the above described transactions, the Company expects to receive or pay amounts to resolve the remaining assets and liabilities of the PHH Home Loans legal entity. If all of these actions are completed, the Company estimates it will receive total proceeds of $92 million in connection with these transactions.

Item 6. Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2017.

PHH CORPORATION

By:	/s/ Robert B. Crowl
Robert B. Crowl
President and Chief Executive Officer

By:	/s/ Michael R. Bogansky
Michael R. Bogansky
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

4.1	Fourth Supplemental Indenture, dated as of July 3, 2017, among PHH Corporation, as issuer and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 5, 2017.

4.2	Fifth Supplemental Indenture, dated as of July 3, 2017, among PHH Corporation, as issuer and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 5, 2017.

10.1	Letter Agreement among PHH Corporation, EJF Capital LLC, EJF Debt Opportunities Master Fund, L.P. and EJF Debt Opportunities GP, LLC dated April 28, 2017.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 28, 2017.

10.2
Amendment Number One dated as of June 16, 2017 to the Flow Mortgage Loan Subservicing Agreement between New Residential Mortgage LLC, as Servicing Rights Owner, and PHH Mortgage Corporation, as Servicer.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 19, 2017.

10.3*	MSR Portfolio Defense Agreement, dated as of June 16, 2017, by and between PHH Mortgage Corporation, as subservicer, and New Residential Mortgage LLC, as the MSR owner.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 19, 2017.

10.4†	Consulting Agreement by and between PHH Corporation and Glen A. Messina dated June 28, 2017.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2017.

10.5†	Separation and General Release Agreement dated June 28, 2017 by and between Glen A. Messina and PHH Corporation.	Filed herewith.

10.6†	Separation and General Release Agreement dated June 30, 2017 by and between Kathryn Ruggieri and PHH Corporation.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
________________

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

**
Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the SEC.