Form 10-Q
period 2017-09-30
PHH CORP
filed 2017-11-08
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, 32,547,258 shares of PHH Common stock were outstanding.

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

Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.” Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements concerning the following:

▪
our expectations related to our actions and their outcomes resulting from our strategic review, including the timing of any such actions, our estimates of transaction proceeds, operating losses and exit costs, the amount, timing and our expected use of any proceeds, and any other anticipated impacts on our results, client and counterparty relationships, debt arrangements, employee relations or expected value to shareholders;

▪
our projected financial results and expected capital structure for the remaining business after executing the actions resulting from our strategic review, based on our assessment of the market for subservicing and portfolio retention services, our business strategy and our competitive position;

▪	our expectations related to any future strategic actions after completion of the contemplated actions resulting from the strategic review;

▪	the method, amounts and timing of any capital returns to shareholders;

▪	the potential results of our subservicing business development efforts;

▪	anticipated future origination volumes and loan margins in the mortgage industry;

▪	our expectations of the impacts of regulatory changes on our business;

▪	our assessment of legal and regulatory proceedings and the associated impact on our financial statements and liquidity position;

▪	our expectations around future losses from representation and warranty claims, and associated reserves and provisions; and

▪	the impact of the adoption of recently issued accounting pronouncements on our financial statements.
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

▪
any failure to execute the sale of certain remaining assets of PHH Home Loans and its subsidiaries, or realize estimated proceeds from the transactions, which may be driven by the following reasons, among other factors: (i) not receiving required regulatory and agency approvals; and (ii) not meeting any other conditions precedent to closing, as defined in the respective agreements;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Origination and other loan fees	$33	$75	$114	$215
Gain on loans held for sale, net	35	87	129	212
Loan servicing income, net	35	39	96	138
Net interest expense	(10)	(7)	(23)	(23)
Other income	28	3	31	8
Net revenues	121	197	347	550

EXPENSES
Salaries and related expenses	62	86	223	268
Commissions	13	19	38	49
Loan origination expenses	9	18	27	52
Foreclosure and repossession expenses	4	10	16	26
Professional and third-party service fees	25	35	92	111
Technology equipment and software expenses	9	10	27	30
Occupancy and other office expenses	8	11	26	35
Depreciation and amortization	4	4	11	13
Exit and disposal costs	8	—	49	—
Other operating expenses	57	33	104	64
Total expenses	199	226	613	648
Loss before income taxes	(78)	(29)	(266)	(98)
Income tax benefit	(36)	(8)	(103)	(38)
Net loss	(42)	(21)	(163)	(60)
Less: net income attributable to noncontrolling interest	13	6	5	9
Net loss attributable to PHH Corporation	$(55)	$(27)	$(168)	$(69)

Basic and Diluted loss per share attributable to PHH Corporation	$(1.14)	$(0.50)	$(3.25)	$(1.28)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(42)	$(21)	$(163)	$(60)
Other comprehensive income, net of tax:
Change in unfunded pension liability, net	—	1	—	1
Total other comprehensive income, net of tax	—	1	—	1
Total comprehensive loss	(42)	(20)	(163)	(59)
Less: comprehensive income attributable to noncontrolling interest	13	6	5	9
Comprehensive loss attributable to PHH Corporation	$(55)	$(26)	$(168)	$(68)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$494	$906
Restricted cash	52	57
Mortgage loans held for sale	590	683
Accounts receivable, net	94	66
Servicing advances, net	413	628
Mortgage servicing rights	500	690
Property and equipment, net	24	36
Deferred taxes, net	80	—
Other assets	54	109
Total assets (1)	$2,301	$3,175

LIABILITIES
Accounts payable and accrued expenses	$218	$193
Subservicing advance liabilities	228	290
Mortgage servicing rights secured liability	440	—
Debt, net	653	1,262
Deferred taxes, net	—	101
Loan repurchase and indemnification liability	38	49
Other liabilities	86	157
Total liabilities (1)	1,663	2,052
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest (Note 1 and Note 13)	44	33

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 32,543,288 shares issued and outstanding at September 30, 2017; 53,599,433 shares issued and outstanding at December 31, 2016	—	1
Additional paid-in capital	558	885
Retained earnings	46	214
Accumulated other comprehensive loss (2)	(10)	(10)
Total PHH Corporation stockholders’ equity	594	1,090
Total liabilities and equity	$2,301	$3,175

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(Unaudited)
(In millions)

(1)
The Condensed Consolidated Balance Sheets include assets and liabilities of variable interest entities which can be used only to settle the obligations and liabilities of the variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries. These assets and liabilities are as follows:

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$60	$67
Restricted cash	18	24
Mortgage loans held for sale	239	350
Accounts receivable, net	17	9
Servicing advances, net	80	150
Property and equipment, net	—	1
Other assets	7	12
Total assets	$421	$613

LIABILITIES
Accounts payable and accrued expenses	$14	$11
Debt	258	399
Other liabilities	6	5
Total liabilities	$278	$415

(2)
Includes amounts recorded related to the Company’s defined benefit pension plan, net of income tax benefits of $6 million as of both September 30, 2017 and December 31, 2016.  During both the three and nine months ended September 30, 2017 and September 30, 2016, there were no amounts reclassified out of Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In millions, except share data)

	PHH Corporation Stockholders’ Equity
	Total Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Redeemable Noncontrolling Interest
		Shares	Amount
Nine Months Ended September 30, 2017
Balance at December 31, 2016	$1,090	53,599,433	$1	$885	$214	$(10)	$33
Total comprehensive (loss) income	(168)	—	—	—	(168)	—	5
Distributions to noncontrolling interest	—	—	—	—	—	—	(22)
Adjustment to redemption value of noncontrolling interest (Note 13)	(28)	—	—	(28)	—	—	28
Stock compensation expense	6	—	—	6	—	—	—
Reclassification of stock awards	(4)	—	—	(4)	—	—	—
Stock issued under share-based payment plans	(1)	157,283	—	(1)	—	—	—
Repurchase of Common stock	(301)	(21,213,428)	(1)	(300)	—	—	—
Balance at September 30, 2017	$594	32,543,288	$—	$558	$46	$(10)	$44

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$1,316	55,007,983	$1	$909	$416	$(10)	$32
Total comprehensive (loss) income	(68)	—	—	—	(69)	1	9
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)
Adjustment to redemption value of noncontrolling interest (Note 13)	1	—	—	1	—	—	(1)
Stock compensation expense	6	—	—	6	—	—	—
Stock issued under share-based payment plans (includes $9 benefit from excess tax shortfall)	(9)	86,354	—	(9)	—	—	—
Repurchase of Common stock	(23)	(1,508,772)	—	(23)	—	—	—
Balance at September 30, 2016	$1,223	53,585,565	$1	$884	$347	$(9)	$37

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(163)	$(60)
Adjustments to reconcile Net loss to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(28)	(45)
Change in fair value of mortgage servicing rights and related derivatives	93	133
Change in fair value of mortgage servicing rights secured liability	(27)	—
Loss on early extinguishment of debt	34	—
Gain on PHH Home Loans asset sales	(28)	—
Origination of mortgage loans held for sale	(5,689)	(7,848)
Proceeds on sale of and payments from mortgage loans held for sale	5,992	8,029
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(182)	(219)
Depreciation and amortization	11	13
Deferred income tax benefit	(181)	(75)
Other adjustments and changes in other assets and liabilities, net	165	92
Net cash (used in) provided by operating activities	(3)	20

Cash flows from investing activities:
Net cash (paid) received on derivatives related to mortgage servicing rights	(45)	121
Proceeds on sale of mortgage servicing rights	122	7
Proceeds on sale of servicing advances	31	—
Proceeds from PHH Home Loans asset sales	28	—
Purchases of property and equipment	(1)	(13)
Decrease (increase) in restricted cash	5	(3)
Other, net	—	5
Net cash provided by investing activities	140	117

Cash flows from financing activities:
Proceeds from secured borrowings	7,408	9,301
Principal payments on secured borrowings	(7,527)	(9,319)
Proceeds from mortgage servicing rights secured liability	420	—
Principal payments on unsecured borrowings	(496)	—
Cash tender premiums for debt extinguishment	(28)	—
Repurchase of common stock	(301)	(23)
Cash paid for debt issuance costs	(2)	(3)
Distributions to noncontrolling interest	(22)	(3)
Other, net	(1)	—
Net cash used in financing activities	(549)	(47)

Net (decrease) increase in Cash and cash equivalents	(412)	90
Cash and cash equivalents at beginning of period	906	906
Cash and cash equivalents at end of period	$494	$996

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

During 2016, the Company entered into an agreement to sell substantially all of its existing mortgage servicing rights ("MSRs") to New Residential Investment Corp. (“New Residential”), and a number of sales under this agreement were completed during the second and third quarters of 2017. The Company has determined that New Residential has not acquired all ownership rewards since the terms of the subservicing contract limit New Residential’s ability to terminate the contract within the first three years. As a result, while there was a legal true sale of the MSRs from the Company to New Residential, the Company accounted for such sale of servicing rights as a secured borrowing. Under this accounting treatment, the MSRs transferred to New Residential remain on the Condensed Consolidated Balance Sheets and the proceeds from the sale are recognized as a Mortgage servicing rights secured liability.

The Company elected to record the MSRs secured liability at fair value consistent with the related MSR asset. Changes in fair value including the market-related fair value adjustments and actual prepayments of the underlying mortgage loan and receipts of recurring cash flows, and the estimated yield on the related MSR asset, are recorded in Loan servicing income, net in the Condensed Consolidated Statements of Operations. Implied interest cost on the MSRs secured liability is recorded in Net interest expense in the Condensed Consolidated Statements of Operations which offsets the estimated yield on the MSR asset, both of which represent non-cash amounts. Proceeds from the sale of these MSRs are included in financing activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 4, 'Servicing Activities' and Note 12, 'Fair Value Measurements' for further information.

Basis of Consolidation

The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC (“PHH Home Loans”) and its subsidiaries are consolidated within the Condensed Consolidated Financial Statements and the ownership interest of Realogy Services Venture Partner LLC, a subsidiary of Realogy Holdings Corp. ("Realogy") is presented as a redeemable noncontrolling interest.  In February 2017, the Company announced it has entered into agreements to sell certain assets of PHH Home Loans and its subsidiaries, including its mortgage origination and processing centers and the majority of its employees. Refer to Note 13, 'Variable Interest Entities' for further information on the sale transactions.

Intercompany balances and transactions have been eliminated from the Condensed Consolidated Financial Statements.

During the third quarter of 2017, the Company identified an error in the balance sheet presentation and measurement of Redeemable noncontrolling interests. Realogy’s ownership interests in PHH Home Loans have previously been reported as a Noncontrolling interest and presented as a component of Total equity; however, the Company has determined the balance should have been presented as a Redeemable noncontrolling interest within Mezzanine equity. This presentation reflects Realogy’s right, beginning on February 1, 2015, to require that the Company purchase all of Realogy’s interest in PHH Home Loans upon two years notice at fair value, as outlined in the PHH Home Loans Operating Agreement. In addition, since the redemption value of the Redeemable noncontrolling interest exceeded the historical carrying amount, the correction also includes an adjustment to Additional paid-in capital to re-measure the Redeemable noncontrolling interest at its redemption value. While the Redeemable noncontrolling interest is adjusted to the redemption value at the end of each reporting period, the Company continues to allocate Realogy its portion of income or loss and distributions for each period. See Note 19, 'Variable Interest Entities' in the Company’s 2016 Form 10-K for further discussion of Realogy's termination rights and the related agreements.

The Company has evaluated the materiality of this error on its prior period financial statements from a quantitative and qualitative perspective. Management has concluded that the error was not material to any prior annual or interim period or the trend of financial results; therefore, amendments to previously filed reports are not required. The Company has corrected the error for all prior periods presented by revising the Condensed Consolidated Financial Statements appearing herein. Periods not presented herein will be revised, as applicable, in future filings. The impact of this revision to the Condensed Consolidated Balance Sheets

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and Condensed Consolidated Statements of Changes in Equity was a reduction to Total equity of $32 million, $37 million and $33 million as of December 31, 2015, September 30, 2016 and December 31, 2016, respectively, with an offsetting increase to amounts presented as a Redeemable noncontrolling interest within Mezzanine equity. The reduction to Total equity included a decrease to amounts reported as Additional paid-in capital of $2 million, $1 million and $2 million as of December 31, 2015, September 30, 2016 and December 31, 2016, respectively. There was no effect to reported totals for assets, liabilities, cash flows or net loss. Refer to Note 13, 'Variable Interest Entities' for further information.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, those related to the valuation of mortgage servicing rights and the related secured liability, mortgage loans held for sale and other financial instruments, the estimation of liabilities for commitments and contingencies, mortgage loan repurchases and indemnifications and the determination of certain income tax assets and liabilities and associated valuation allowances. Actual results could differ from those estimates.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting." This update simplified several aspects of the accounting for share-based payment transactions, including accounting for income taxes, the classification of awards as either equity or liabilities and the classification of excess tax benefits and payments for tax withholdings on the statement of cash flows. The Company adopted this update on January 1, 2017 using either a prospective, modified retrospective or retrospective approach, depending on the area of change with the more significant provisions described below:

•
Accounting for income taxes. The Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of income and applied this provision prospectively. The tax effects were treated as discrete items to calculate the effective tax rate and resulted in $2 million of income tax expense during the nine months ended September 30, 2017.

•
Forfeiture rates. The Company elected to account for forfeitures as they occur and applied this provision using a modified retrospective approach. The impact to opening retained earnings was not significant.

•
Statement of Cash Flows. On a retrospective basis, the Company classified cash paid by an employer when directly withholding shares for tax withholding purposes as a financing activity which totaled $1 million during the nine months ended September 30, 2017. The amount of tax withholding was not significant for the nine months ended September 30, 2016. In addition, on a prospective basis, the Company will classify excess tax benefits as an operating activity which did not have an impact to the statement of cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has reviewed the scope of the guidance and determined that a majority of the Company's revenue streams associated with origination and servicing activities are not within the scope of the standard because the standard does not apply to revenue on contracts accounted for under ASC 860, "Transfers and Servicing of Financial Assets" or ASC 825, "Financial Instruments". However, the Company has identified select revenue streams that are within scope of the revenue standard, including origination assistance fees associated with fee-based closings in our private label channel, and certain ancillary fees associated with subservicing contracts such as boarding and deboarding fees. While there may be some impact on revenue recognition, at this time, the Company currently does not expect the adoption of this guidance to have a material impact on the consolidated financial statements or result in a significant transition adjustment upon adoption; however, the Company continues to evaluate other potential effects this guidance may have including, changes in footnote requirements and the impact to internal controls. The amount of in-scope revenue streams associated with our private label channel are expected to continue to decrease as the Company completes the exit of this business during 2018. The Company will adopt this standard using a modified retrospective approach in the first quarter of 2018 with a cumulative effect adjustment to retained earnings.

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

The following is a summary of expenses incurred to date for the PLS exit program within Exit and disposal costs in the Condensed Consolidated Statements of Operations, including an estimate of remaining and total program costs:

	Nine Months Ended September 30, 2017
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Non-Cash Charges & Impairments(1)	Total
	(In millions)
Costs incurred in current year:
First quarter	$4	$4	$—	$—	$8
Second quarter	4	—	8	(4)	8
Third quarter	3	—	—	—	3
	11	4	8	(4)	19
Cumulative costs recognized in prior year	22	—	4	15	41
Estimate of remaining costs	5	18	7	—	30
Total	$38	$22	$19	$11	$90
______________

(1)	During the second quarter of 2017, the Company recorded $4 million to reverse previously accrued liabilities associated with the Jacksonville facility.

The following is a summary of the PLS program costs by segment as of September 30, 2017:

	Mortgage Production	Other	Total
	(In millions)
Costs incurred in current year:
First quarter	$7	$1	$8
Second quarter	7	1	8
Third quarter	1	2	3
	15	4	19
Cumulative costs recognized in prior year	33	8	41
Estimate of remaining costs	27	3	30
Total	$75	$15	$90

Reorganization

In February 2017, as an outcome of its strategic review, the Company announced its intention to operate as a smaller business that is focused on subservicing and portfolio retention services. Costs estimated for this Reorganization exit program, which are presented separately from the PLS exit program, include severance, acceleration of existing retention and incentive awards and other costs to execute the reorganization and change the focus of the Company's operations. The Company expects it will incur the remaining exit costs through the first quarter of 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of expenses incurred to date for the Reorganization exit program within Exit and disposal costs in the Condensed Consolidated Statements of Operations, including an estimate of remaining and total program costs:

	Nine Months Ended September 30, 2017
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Non-Cash Charges & Impairments(1)	Total(2)
	(In millions)
Costs incurred in current year:
First quarter	$17	$—	$—	$—	$17
Second quarter	4	2	—	2	8
Third quarter	4	—	1	—	5
	25	2	1	2	30
Cumulative costs recognized in prior year	—	—	—	—	—
Estimate of remaining costs	5	1	—	2	8
Total	$30	$3	$1	$4	$38
______________

(1)	During the second quarter of 2017, the Company recorded a $2 million impairment for an equity method investment.

(2)
Exit Costs related to Reorganization include amounts attributable to noncontrolling interest, representing $5 million of Costs incurred during the nine months ended September 30, 2017, and $8 million of expected Total program costs. Refer to Note 13, 'Variable Interest Entities' for further information regarding agreements to sell certain assets of PHH Home Loans and its subsidiaries and exit the Real Estate channel.

The following is a summary of the Reorganization program costs by segment as of September 30, 2017:

	Mortgage Production	Mortgage Servicing	Other	Total
	(In millions)
Costs incurred in current year:
First quarter	$6	$2	$9	$17
Second quarter	3	—	5	8
Third quarter	5	—	—	5
	14	2	14	30
Cumulative costs recognized in prior year	—	—	—	—
Estimate of remaining costs	6	1	1	8
Total	$20	$3	$15	$38

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Exit Cost Liability

The Company's Exit cost liability is included in Accounts payable and accrued expenses within the Condensed Consolidated Balance Sheets. A summary of the aggregate activity for both the PLS exit program and the Reorganization exit program is as follows:

	Nine Months Ended September 30, 2017
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Total
	(In millions)
Balance, beginning of period	$22	$—	$3	$25
Charges	36	6	9	51
Paid	(9)	(6)	(2)	(17)
Adjustments (1)	5	—	—	5
Balance, end of period	$54	$—	$10	$64
______________

(1)	This adjustment represents previously accrued amounts of existing retention and incentive awards for exiting employees that will be paid out upon termination and other non-cash charges.

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

In the nine months ended September 30, 2017, the Company's Board of Directors authorized share repurchases of our common stock of up to $300 million. As part of that authorization, on August 11, 2017, the Company announced the commencement of a modified “Dutch auction” self-tender offer to purchase shares of its common stock for an aggregate amount of up to $266 million in cash representing the remaining authorized amount, with the right to purchase an additional 2% of its outstanding shares for an additional purchase price. Any shares received under the share repurchase program are retired upon receipt and reported as a reduction of shares issued and outstanding as of each settlement date, and the cash paid is recorded as a reduction of stockholders' equity in the Condensed Consolidated Balance Sheets.

Weighted-average common shares outstanding includes the following activity:

•
the repurchase of 2,450,466 common shares for $34 million under an open market program during the nine months ended September 30, 2017, of which 689,502 common shares for $10 million were repurchased during the three months ended September 30, 2017;

•	the repurchase of 18,762,962 common shares for $267 million under a modified "Dutch auction" self-tender offer during September 2017; and

•	the repurchase of 1,508,772 common shares under an open market program during January 2016.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation and anti-dilutive securities excluded from the computation of diluted shares for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except share and per share data)
Net loss attributable to PHH Corporation	$(55)	$(27)	$(168)	$(69)
Weighted-average common shares outstanding — basic & diluted	48,210,099	53,578,044	51,724,911	53,616,403
Basic and Diluted loss per share attributable to PHH Corporation	$(1.14)	$(0.50)	$(3.25)	$(1.28)

Anti-dilutive securities excluded from the computation of diluted shares:
Outstanding stock-based compensation awards (1)	1,006,213	1,971,055	1,006,213	1,971,055

 ———————

(1)	For the three and nine months ended September 30, 2017, excludes 52,698 shares that are contingently issuable for which the contingency has not been met.

4. Servicing Activities

Total Servicing Portfolio

The following table summarizes the total servicing portfolio, which consists of loans associated with capitalized MSRs owned and secured, loans held for sale, and the portfolio associated with loans subserviced for others:

	September 30, 2017		December 31, 2016
	Fair Value	UPB	Fair Value	UPB
	(In millions)
Capitalized MSRs owned	$60	$8,906	$690	$84,657
Capitalized MSRs under secured borrowing arrangements and subserviced (1)	440	51,465	—	—
Total capitalized MSRs	$500	$60,371	$690	$84,657
Subserviced		90,354		89,170
Other owned servicing		757		815
Total		$151,482		$174,642
 ———————

(1)	Accounted for as a secured borrowing arrangement. Refer to Note 1, 'Summary of Significant Accounting Policies' for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loan Servicing Income, Net

The following table summarizes the components of Loan servicing income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Servicing fees from capitalized portfolio (1)	$22	$67	$125	$204
Subservicing fees	17	17	38	53
Late fees and other ancillary revenue	6	9	21	27
Loss on sale of MSRs	(3)	—	(16)	(2)
Curtailment interest paid to investors	—	(4)	(6)	(11)
Loan servicing income	42	89	162	271
Change in fair value of MSRs, net of related derivatives (2)	(35)	(50)	(93)	(133)
Change in fair value of MSRs secured liability	28	—	27	—
Loan servicing income, net	$35	$39	$96	$138
____________________

(1)
Servicing fees from capitalized portfolio include $14 million and $15 million related to the estimated yield on capitalized MSRs treated as a secured borrowing arrangement for the three and nine months ended September 30, 2017, respectively. This is fully offset by the MSRs secured interest expense included within Net interest expense.

(2)
Net of derivative losses of $4 million and derivative gains of $139 million for the three and nine months ended September 30, 2016, respectively. Derivative gains for the three and nine months ended September 30, 2017 were not significant.

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

The following table summarizes the Company's MSRs and its commitments under sale agreements, based on the portfolio as of September 30, 2017:

	September 30, 2017
	UPB	Fair Value
	(In millions)
MSR commitments:
New Residential Investment Corp.	$6,430	$38
Other counterparties	548	5
MSRs capitalized under secured borrowing arrangements and subserviced	51,465	440
Non-committed	1,928	17
Total MSRs	$60,371	$500

In addition, the Company has commitments to transfer approximately $145 million of Servicing advances to the counterparties of these agreements (based on the September 30, 2017 portfolio).

For the three and nine months ended September 30, 2017, the Company received $31 million and $122 million, respectively, in cash from sales of MSRs that have been removed from the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2017, the Company received an additional $318 million and $420 million in cash from sales of MSRs that have been accounted for as a secured borrowing arrangement. As of September 30, 2017, the Company has recorded $42 million in Accounts receivable, net related to holdback from executed MSR sales and transfers, to address indemnification claims and mortgage loan document deficiencies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

New Residential. On December 28, 2016, the Company entered into an agreement to sell substantially all of its portfolio of MSRs and related advances, excluding the GNMA MSRs sold to Lakeview, to New Residential Mortgage LLC ("New Residential"), a wholly-owned subsidiary of New Residential Investment Corporation. On June 16, 2017, the sale of substantially all of the committed Freddie Mac MSRs under this agreement was completed, representing $13.2 billion of unpaid principal balance, $113 million of MSR fair value, and $8 million of Servicing advances with total expected proceeds of $121 million. On July 3, 2017, the sale of substantially all of the committed Fannie Mae MSRs under this agreement was completed, representing $39.5 billion of unpaid principal balance, $342 million of MSR fair value, and $24 million of Servicing advances with total expected proceeds of $366 million. During September 2017, two additional sales of Fannie Mae and Freddie Mac MSRs under this agreement were completed, representing $1.3 billion of unpaid principal balance, $12 million of MSR fair value, and $1 million of Servicing advances with total expected proceeds of $13 million. All of the preceding sales with New Residential have been accounted for as a secured borrowing arrangement, which is further described in Note 12, 'Fair Value Measurements'.

The consummation of substantially all of the remaining MSRs and related advances contemplated by this sale agreement is subject to the approvals of multiple counterparties, including origination sources, investors and trustees, as well as other customary closing requirements.

In connection with the agreement, the Company entered into a subservicing agreement with New Residential, pursuant to which the Company will subservice the loans sold in this transaction for an initial period of three years, subject to certain transfer and termination provisions, which includes 377,000 units as of September 30, 2017 as part of the secured borrowing arrangement. Additionally, there are 30,000 units in the owned portfolio that are committed to sell to New Residential as of September 30, 2017.

Other counterparties. Commitments to sell MSRs to other counterparties may include: (i) agreements to sell a portion of the Company's newly-created MSRs to third parties through flow-sale agreements, where the Company will have continuing involvement as a subservicer; (ii) agreements to sell a portion of MSRs to clients that were the origination source of the MSRs that were previously part of the New Residential commitments; and (iii) agreements for small portfolio sales of existing MSRs, consistent with its intention to not retain a significant amount of MSRs in the future. For the nine months ended September 30, 2017, $31 million of MSR fair value was sold to other counterparties.

In addition to the commitments presented on the table above, as of September 30, 2017, the Company had commitments to sell MSRs through third-party flow sales related to $31 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Servicing Rights

The activity in the total loan servicing portfolio unpaid principal balance associated with capitalized mortgage servicing rights consisted of:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017
	MSRs Owned		MSRs Secured Asset
	(In millions)
Balance, beginning of period	$84,657	$98,990	$—
Additions from loans sold with servicing retained	2,543	4,476	—
Payoffs and curtailments	(7,249)	(14,102)	(2,494)
Sales that have been derecognized	(17,086)	(742)	—
Sales accounted for as secured borrowing	(53,959)	—	53,959
Balance, end of period	$8,906	$88,622	$51,465

The activity in total capitalized MSRs consisted of:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017
	MSRs Owned		MSRs Secured Asset
	(In millions)
Balance, beginning of period	$690	$880	$—
Additions from loans sold with servicing retained	28	45	—
Sales that have been derecognized	(125)	(8)	—
Sales accounted for as secured borrowing	(467)	—	467
Changes in fair value due to:
Realization of expected cash flows	(57)	(98)	(21)
Changes in market inputs or assumptions used in the valuation model	(9)	(174)	(6)
Balance, end of period	$60	$645	$440

Sales of Mortgage Loans

Residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by Fannie Mae, Freddie Mac and the Government National Mortgage Association (collectively, the "Agencies") or (ii) sales to private investors. The Company may have continuing involvement in mortgage loans sold by retaining MSRs and/or recourse obligations, as discussed further in Note 11, 'Commitments and Contingencies'.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Proceeds from new loan sales or securitizations	$2,685	$4,647
Servicing fees from capitalized portfolio (1)	115	229
Purchases of previously sold loans (2)	(20)	(232)
Servicing advances (3)	(847)	(1,217)
Repayment of servicing advances (3)	1,058	1,241
____________________

(1)	Includes servicing fees, late fees and other ancillary servicing revenue in which the Company has continuing involvement.

(2)	Includes purchases of repurchase eligible loans and excludes indemnification payments to investors and insurers of the related mortgage loans.

(3)
Outstanding servicing advance receivables are presented in Servicing advances, net in the Condensed Consolidated Balance Sheets, except for advances related to loans in foreclosure or real estate owned, which are included in Other assets. Repayment of servicing advances includes the $66 million received for advances from sales of MSRs executed in the nine months ended September 30, 2017.

During the three and nine months ended September 30, 2017, pre-tax gains of $44 million and $139 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Condensed Consolidated Statements of Operations.

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

 The following table summarizes the gross notional amount of derivatives:

	September 30, 2017	December 31, 2016
	(In millions)
Interest rate lock commitments	$689	$862
Forward delivery commitments	1,279	2,104
Option contracts	75	120
MSR-related agreements (1)	—	260
 ______________

(1)
In the fourth quarter of 2016, the Company significantly reduced its MSR-related derivative hedge coverage as a result of the MSR sale agreements that fix the prices the Company expects to realize at future transfer dates. The remaining MSR-related derivatives were settled during the nine months ended September 30, 2017. For further discussion of the MSR sale agreements, see Note 4, 'Servicing Activities'.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances of outstanding derivative instruments on a gross basis and the application of counterparty and collateral netting:

	September 30, 2017
	Gross Assets	Offsetting Payables	Cash Collateral	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$1	$(1)	$—	$—
Not subject to master netting arrangements:
Interest rate lock commitments	13	—	—	13
Total derivative assets	$14	$(1)	$—	$13

	Gross Liabilities	Offsetting Receivables	Cash Collateral	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$2	$(1)	$—	$1
Total derivative liabilities	$2	$(1)	$—	$1

	December 31, 2016
	Gross Assets	Offsetting Payables	Cash Collateral Paid	Net Amount
	(In millions)
ASSETS
Subject to master netting arrangements:
Forward delivery commitments	$13	$(43)	$31	$1
MSR-related agreements	19	(22)	4	1
Option contracts	1	(1)	—	—
Derivative assets subject to netting	33	(66)	35	2
Not subject to master netting arrangements:
Interest rate lock commitments	18	—	—	18
Forward delivery commitments	1	—	—	1
Derivative assets not subject to netting	19	—	—	19
Total derivative assets	$52	$(66)	$35	$21

	Gross Liabilities	Offsetting Receivables	Cash Collateral Received	Net Amount
LIABILITIES
Subject to master netting arrangements:
Forward delivery commitments	$4	$(10)	$11	$5
MSR-related agreements	65	(55)	2	12
Option contracts	—	(1)	2	1
Derivative liabilities subject to netting	69	(66)	15	18
Total derivative liabilities	$69	$(66)	$15	$18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations for derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Gain on loans held for sale, net:
Interest rate lock commitments	$62	$100	$175	$278
Forward delivery commitments	(6)	(6)	(11)	(41)
Option contracts	—	—	(1)	(1)
Loan servicing income, net:
MSR-related agreements	—	(4)	—	139

6. Other Assets

Other assets consisted of:

	September 30, 2017	December 31, 2016
	(In millions)
Real estate owned, net (1)	$21	$16
Derivatives (Note 5)	13	21
Prepaid expenses	10	11
Equity method investments	7	10
Repurchase eligible loans (2)	1	13
Mortgage loans in foreclosure, net (3)	—	21
Income taxes receivable	—	14
Other	2	3
Total	$54	$109
______________

(1)	As of September 30, 2017 and December 31, 2016, Real estate owned is net of Adjustment to value for real estate owned of $19 million and $14 million, respectively.

(2)
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

(3)
As of September 30, 2017, the balance of Mortgage loans in foreclosure is not significant since a majority of the loans and associated reserves have been transferred to Mortgage loans held for sale pursuant to the Company's marketing of and intentions to sell those assets. As of December 31, 2016, Mortgage loans in foreclosure is net of Allowance for probable foreclosure losses of $10 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30, 2017	December 31, 2016
	(In millions)
Exit cost liability (Note 2)	$64	$25
Income taxes payable (Note 10)	50	—
Accrued payroll and benefits	47	50
Accounts payable	41	77
Accrued servicing related expenses	12	12
Repurchase eligible loans (Note 6)	1	13
Accrued interest and other	3	16
Total	$218	$193

8. Other Liabilities

Other liabilities consisted of:

	September 30, 2017	December 31, 2016
	(In millions)
Legal and regulatory matters (Note 11)	$58	$114
Pension and other post-employment benefits	11	11
Income tax contingencies	8	8
Liability to deliver MSRs (Note 12)	2	—
Derivatives (Note 5)	1	18
Other	6	6
Total	$86	$157

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	September 30, 2017			December 31, 2016
	Balance	Interest Rate(1)	Available Capacity(2)	Balance
	(In millions)
Committed warehouse facilities	$405	3.4%	$195	$556
Uncommitted warehouse facilities	78	2.9%	222	—
Servicing advance facility	52	3.2%	13	99

Term notes due in 2019	97	7.375%	n/a	275
Term notes due in 2021	22	6.375%	n/a	340
Unsecured credit facilities	—	—	3	—
Unsecured debt, face value	119			615
Debt issuance costs	(1)			(8)
Unsecured debt, net	118			607
Total	$653			$1,262
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

Assets pledged as collateral or funded by subservicing clients that are not available to pay the Company’s general obligations as of September 30, 2017 consisted of:

	Warehouse Facilities	Servicing Advance Facility	Subservicing Advance Liabilities (1)	MSRs Secured Liability (2)
	(In millions)
Restricted cash	$6	$14	$—	$—
Servicing advances	—	80	228	—
Mortgage loans held for sale (unpaid principal balance)	502	—	—	—
Mortgage servicing rights	—	—	—	440
Total	$508	$94	$228	$440
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

(2)	Represents MSRs that are accounted for as a secured borrowing arrangement. Refer to Note 1, 'Summary of Significant Accounting Policies' for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of September 30, 2017:

	Warehouse Facilities	Servicing Advance Facility	Unsecured Debt	Total
	(In millions)
Within one year	$483	$52	$—	$535
Between one and two years	—	—	97	97
Between two and three years	—	—	—	—
Between three and four years	—	—	22	22
Between four and five years	—	—	—	—
Thereafter	—	—	—	—
	$483	$52	$119	$654

See Note 12, 'Fair Value Measurements' for the measurement of the fair value of Debt.

Net Interest Expense
The following table summarizes the components of Net interest expense:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	2017	2016	2017	2016
	(In millions)
Interest income	$10	$11	$30	$32
Secured interest expense	(6)	(8)	(19)	(24)
MSRs secured interest expense (1)	(14)	—	(15)	—
Unsecured interest expense	—	(10)	(19)	(31)
Net interest expense	$(10)	$(7)	$(23)	$(23)
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

On March 31, 2017, the committed mortgage repurchase facilities of $450 million with Wells Fargo Bank were extended to June 30, 2017. On June 30, 2017, the committed mortgage repurchase facilities were reduced by $100 million to $350 million at the Company's request, and the facilities were also extended to December 1, 2017, with a capacity decrease to $250 million on October 1, 2017 and to $200 million on November 1, 2017.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2017, the committed repurchase facility with Bank of America was reduced by $150 million to $200 million at the Company's request, and the facility was extended to June 30, 2017. On June 30, 2017, the $200 million committed repurchase facility was extended to September 29, 2017. On September 29, 2017, the committed repurchase facility was reduced by $50 million to $150 million at the Company's request, and the facility was extended to December 29, 2017.

Servicing Advance Facility

On June 15, 2017, PHH Service Advance Receivables Trust 2013-1 ("PSART"), an indirect, wholly-owned subsidiary of the Company, extended the revolving period and revised the final maturity date of the note purchase agreement with Wells Fargo Bank for the Series 2015-1 variable funding notes to March 15, 2018 and reduced the aggregate maximum principal amount by $55 million to $100 million. On September 8, 2017, at the Company's request, the aggregate maximum principal amount was reduced by $35 million to $65 million. The notes bear interest, payable monthly, based on LIBOR plus an agreed-upon margin.

Unsecured Debt

On June 19, 2017, the Company commenced a tender offer and consent solicitation to purchase for cash any and all of its outstanding Term Notes due in 2019 and due in 2021. The early tender offer included cash consideration of $1,100.00 for the 2019 Notes and $1,031.88 for the 2021 Notes for each $1,000 in principal amount (in dollars), plus accrued and unpaid interest. On July 3, 2017, $178 million of the 2019 Notes and $318 million of the 2021 Notes were tendered, and the Company repaid these notes for an aggregate $524 million in cash, plus accrued interest. On July 17, 2017, the tender offer expired with an insignificant amount of additional Term Notes being tendered. In connection with the tender offer, the Company recognized a loss of $34 million in Other Operating Expenses in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2017.

Debt Covenants

During 2017, financial covenants in certain of the Company's committed mortgage repurchase facility agreements have been modified to reduce the minimum consolidated tangible net worth covenants to $450 million from $750 million, and to reduce the minimum committed mortgage warehouse financing capacity to $300 million from $750 million, which committed capacity must be provided by at least three warehouse lenders. In addition, the Company obtained amendments to certain negative covenants in its mortgage warehouse facilities and unsecured debt indentures to the extent necessary to permit the MSR sale transaction with New Residential and the sale of certain assets of PHH Home Loans. There were no other significant amendments to the terms of the debt covenants during the nine months ended September 30, 2017.

The Company was in compliance with all financial covenants related to its debt arrangements for the third quarter of 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

Deferred Taxes

Deferred tax assets and liabilities represent the basis differences between assets and liabilities measured for financial reporting versus for income tax returns' purposes.  The following table summarizes the significant components of deferred tax assets and liabilities:

	September 30, 2017	December 31, 2016
	(In millions)
Deferred tax assets:
Federal loss carryforwards	$23	$23
State loss carryforwards and credits	37	39
Accrued legal and regulatory matters	23	46
Reserves and allowances	31	36
Exit cost liability	26	10
Other accrued liabilities	12	24
Gross deferred tax assets	152	178
Valuation allowance	(48)	(44)
Deferred tax assets, net of valuation allowance	104	134

Deferred tax liabilities:
Mortgage servicing rights	20	234
Other	4	1
Deferred tax liabilities	24	235
Net deferred tax asset (liability)	$80	$(101)

The deferred tax balance represent the future tax asset or liability generated upon reversal of the differences between the tax basis and book basis of certain of the Company's assets.  Deferred liabilities related to the Company's MSRs arise due to differences in the timing of income recognition for accounting and tax purposes for certain servicing rights, which generate an associated basis difference between book and tax. The decrease in the MSR deferred tax liability during the nine months ended September 30, 2017 is a result of the Company's execution of the MSRs secured borrowing arrangement with New Residential that resulted in the sale of the Company's MSR portfolio for tax purposes generating taxable income and tax liability.

Effective Tax Rate

For the three and nine months ended September 30, 2017, interim income tax benefits were recorded by applying a projected full-year effective income tax rate to the quarterly Loss before income taxes for results that are deemed to be reliably estimable. Certain items are considered not to be reliably estimable, and therefore, discrete year-to-date income tax provisions are recorded on those items. The resulting effective tax rate for the three and nine months ended September 30, 2017 were (45.8)% and (38.8)%, respectively. The difference between the Company’s effective tax rate and the statutory 35% rate was primarily due to:

(i)	state and local income taxes determined by the mix of income or loss from the operations by entity and state income tax jurisdiction;

(ii)
the net increase in the valuation allowance was driven by certain cumulative non net operating loss deferred tax assets for which state and federal valuation allowance is warranted, partially offset by a decrease in the valuation allowance due to state taxable income generated during the three and nine months ended September 30, 2017; and

(iii)	tax benefits related to income attributable to noncontrolling interests for which no taxes are provided.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

11. Commitments and Contingencies

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

The outcome of legal and regulatory matters are difficult to predict or estimate and the ultimate time to resolve these matters may be protracted. In addition, the outcome of any legal proceeding or governmental and regulatory matter may affect the outcome of other pending legal proceedings or governmental and regulatory matters.

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

As of September 30, 2017, the Company’s recorded liability associated with legal and regulatory contingencies was $58 million and is presented in Other liabilities in the Condensed Consolidated Balance Sheets.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible losses cannot be estimated for all matters.  For matters where the Company can estimate the range, the Company believes reasonably possible losses in excess of the recorded liability are not significant as of September 30, 2017.

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

In the fourth quarter of 2017, the Company reached agreements in principle to close out findings from the MMC examination; however, the final documents have not been executed.  As of September 30, 2017, the Company included an estimate of probable losses in connection with the MMC matter in the recorded liability.

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

On August 8, 2017, the Company announced it reached a settlement of this matter with the U.S. Department of Justice for $65 million without any admission of liability, which amount was paid during the third quarter of 2017.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, in October 2014, the Company received a document subpoena from the Office of the Inspector General of the Federal Housing Financing Agency (the “FHFA”) requesting production of certain documents related to, among other things, its origination, underwriting and quality control processes for loans sold to Fannie Mae and Freddie Mac.

On August 8, 2017, the Company announced that, with respect to the investigations involving the U.S. Attorney’s Office for the Eastern District of New York and the Office of Inspector General of the FHFA, it reached a settlement of these matters with the U.S. Department of Justice, without any admission of liability, for $9.5 million, which was paid during the third quarter of 2017.

There can be no assurance that claims or litigation will not arise from the inquiry of the U.S. Attorney’s Office for the Southern District of New York, or that damages and penalties, will not be incurred in connection with that matter.

Lender-Placed Insurance. The Company is currently subject to pending litigation alleging that its servicing practices around lender-placed insurance were not in compliance with applicable laws.  Through its mortgage subsidiary, the Company did have certain outsourcing arrangements for the purchase of lender-placed hazard insurance for borrowers whose coverage had lapsed.  The Company believes that it has meritorious defenses to these allegations; however, in January 2017, the Company entered into an agreement to settle outstanding litigation relating to this matter and the court approved the settlement in July 2017. The Company paid a majority of the settlement costs during the third quarter of 2017, while the remaining expected losses yet to be paid are included in the recorded liability as of September 30, 2017.

Repurchase and Foreclosure-Related Reserves

Repurchase and foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and for on-balance sheet loans in foreclosure and real estate owned. A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Balance, beginning of period	$73	$89
Realized losses	(18)	(17)
Transfer of reserves (1)	(7)	—
Increase in reserves due to:
Changes in assumptions	7	10
New loan sales	2	5
Balance, end of period	$57	$87
______________

(1)
During the nine months ended September 30, 2017, certain loans and associated reserves of Mortgage loans in foreclosure have been transferred to Mortgage loans held for sale pursuant to the Company's marketing of and intentions to sell those assets.

Repurchase and foreclosure-related reserves consist of the following:

	September 30, 2017	December 31, 2016
	(In millions)
Loan repurchase and indemnification liability	$38	$49
Adjustment to value for real estate owned	19	14
Allowance for probable foreclosure losses	—	10
Total	$57	$73

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2016, the Company executed resolution agreements and paid Fannie Mae and Freddie Mac to resolve substantially all representation and warranty exposure related to the sale of mortgage loans that were originated and delivered prior to September 30, 2016 and November 30, 2016, respectively. The Company's remaining exposure to repurchase and indemnification claims consists primarily of estimates for claims from private investors, losses for specific non-performing loans where the Company believes it will be required to indemnify the investor and losses from government mortgage insurance programs. Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of September 30, 2017, the estimated amount of reasonably possible losses in excess of the recorded liability was $10 million.

The maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties. As of September 30, 2017, $53 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 23% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

Off-Balance Sheet Arrangements and Guarantees

Lease Arrangements. On February 8, 2017, the Company entered into an assignment with LenderLive Network, LLC ("LenderLive") of its Jacksonville, Florida facility lease. Under the terms of the original facility lease, PHH remains jointly and severally obligated with LenderLive for performance under the lease agreement. As of September 30, 2017, the total amount of potential future lease payments under this guarantee is $14 million; however, the Company does not believe any amount of loss under this guarantee is probable.

During 2017, the Company entered into assignments with Guaranteed Rate Affinity, LLC ("GRA") for certain of PHH Home Loans' facility leases that were associated with the location transfers under the asset sale agreement. Refer to Note 13, 'Variable Interest Entities' for further information on the sale transactions. Under the terms of these original facility leases, PHH remains jointly and severally obligated with GRA for performance under certain lease agreements. As of September 30, 2017, the total amount of potential future lease payments under these guarantees was not significant, and the Company does not believe any amount of loss under this guarantee is probable.

12. Fair Value Measurements

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  The assessment also includes consideration of identifying the valuation approach that would be used currently by market participants.  If it is determined that a change in valuation technique or its application is appropriate, or if there are other changes in availability of observable data or market activity, the current methodology will be analyzed to determine if a transfer between levels of the valuation hierarchy is appropriate.  Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs. Other than the MSRs secured liability and Liability to deliver MSRs as discussed below, there has been no change in the valuation methodologies and classification pursuant to the valuation hierarchy during the nine months ended September 30, 2017.

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of September 30, 2017 or December 31, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

The following summarizes the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2017
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$545	$45	$—	$590
Mortgage servicing rights	—	—	500	—	500
Other assets—Derivative assets:
Interest rate lock commitments	—	—	13	—	13
Forward delivery commitments	—	1	—	(1)	—
LIABILITIES
Mortgage servicing rights secured liability	$—	$—	$440	$—	$440
Other liabilities:
Derivative liabilities—Forward delivery commitments	—	2	—	(1)	1
Liability to deliver MSRs	—	—	2	—	2

	December 31, 2016
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$636	$47	$—	$683
Mortgage servicing rights	—	—	690	—	690
Other assets—Derivative assets:
Interest rate lock commitments	—	—	18	—	18
Forward delivery commitments	—	14	—	(12)	2
MSR-related agreements	—	19	—	(18)	1
Option contracts	—	1	—	(1)	—
LIABILITIES
Other liabilities—Derivative liabilities:
Forward delivery commitments	$—	$4	$—	$1	$5
MSR-related agreements	—	65	—	(53)	12
Option contracts	—	—	—	1	1

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

	September 30, 2017		December 31, 2016
	Total	Loans 90 days or more past due and on non-accrual status (1)	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$590	$19	$683	$7
Aggregate unpaid principal balance	606	38	687	10
Difference	$(16)	$(19)	$(4)	$(3)
 ———————

(1)
As of September 30, 2017, the majority of Mortgage loans in foreclosure and associated reserves have been transferred to Mortgage loans held for sale pursuant to the Company's marketing of and intentions to sell those assets.

The following table summarizes the components of MLHS:

	September 30, 2017	December 31, 2016
	(In millions)
First mortgages:
Conforming	$473	$531
Non-conforming	72	105
Total first mortgages	545	636
Second lien	1	3
Scratch and Dent	44	44
Total	$590	$683

Mortgage Servicing Rights.  MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the inactive market for such assets. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. On a quarterly basis, assumptions used in estimating fair value are validated against a number of third-party sources, which may include peer surveys, MSR broker surveys, third-party valuations and other market-based sources. The September 30, 2017 determination of fair value includes calibration of our valuation model considering the pricing associated with the MSR agreements executed in the fourth quarter of 2016. See Note 4, 'Servicing Activities' for further discussion of the MSR sale commitments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize certain information regarding the initial and ending capitalization rate of MSRs:

	Nine Months Ended September 30,
	2017	2016
Initial capitalization rate of additions to MSRs owned	1.10%	1.00%

	September 30, 2017	December 31, 2016
MSRs Owned
Capitalization servicing rate	0.67%	0.82%
Capitalization servicing multiple	2.3	2.9
Weighted-average servicing fee (in basis points)	29	28
Weighted-average life (years)	6.0	6.3

September 30, 2017
MSRs Under Secured Borrowing Arrangement
Capitalization servicing rate	0.85%
Capitalization servicing multiple	3.2
Weighted-average servicing fee (in basis points)	27
Weighted-average life (years)	5.8

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	September 30, 2017	December 31, 2016
MSRs Owned
Weighted-average prepayment speed (CPR)	8.4%	9.2%
Option adjusted spread, in basis points (OAS)	490	1,430
Weighted-average delinquency rate	12.0%	5.1%

September 30, 2017
MSRs Under Secured Borrowing Arrangement
Weighted-average prepayment speed (CPR)	10.5%
Option adjusted spread, in basis points (OAS)	988
Weighted-average delinquency rate	3.8%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	September 30, 2017
	Weighted- Average Prepayment Speed	Option Adjusted Spread	Weighted- Average Delinquency Rate
	(In millions)
MSRs Owned
Impact on fair value of 10% adverse change	$(3)	$(2)	$(4)
Impact on fair value of 20% adverse change	(5)	(4)	(9)

MSRs Under Secured Borrowing Arrangement (1)
Impact on fair value of 10% adverse change	$(16)	$(20)	$(6)
Impact on fair value of 20% adverse change	(30)	(38)	(12)
  ———————

(1)
During 2017, the Company sold MSRs to New Residential, which have been accounted for as a secured borrowing and have a fair value of $440 million as of September 30, 2017. Accordingly, the MSRs remained on the balance sheet with the proceeds from sale recognized as MSRs secured liability.  Any changes in fair value of this secured borrowing are expected to fully offset within MSRs secured asset and MSRs secured liability.

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

The significant assumptions used in estimating the fair value of MSRs secured liability were as follows (in annual rates):

September 30, 2017
Weighted-average prepayment speed (CPR)	10.5%
Option adjusted spread, in basis points (OAS)	988
Weighted-average delinquency rate	3.8%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  The average pull through percentage used in measuring the fair value of interest rate lock commitments ("IRLCs") as of September 30, 2017 and December 31, 2016 was 73% and 77%, respectively. The pull through percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pull through is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull through percentage, and the impact to fair value of a change in pull through would be partially offset by the related change in price.

Liability to Deliver MSRs.  Under our portfolio defense agreements, upon the refinance by the Company of any mortgage loan subserviced by the Company for the contractual counterparty as servicing rights owner, the Company agreed to transfer the MSR with respect to such new mortgage loan to the counterparty on the terms set forth in that agreement. The Company elected to record the Liability to deliver MSRs at a fair value consistent with the related servicing value included within the related IRLC or MLHS.

The fair value of Liability to deliver MSRs is classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs, which is consistent with the fair value methodology of the servicing rights within IRLCs. The Company initially established the value of the Liability to deliver MSRs based on the servicing value within the IRLC at inception. Thereafter, the carrying value of this liability is adjusted to fair value at each reporting date, and the changes in value are expected to offset changes in the associated servicing value within the IRLC or MLHS in the Condensed Consolidated Statements of Operations until the MSR is delivered to New Residential.

Level Three Measurements

Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended September 30, 2017					Three Months Ended September 30, 2016
	MLHS	MSRs	IRLCs, net	MSRs Secured Liability	Liability to Deliver MSRs	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$32	$555	$16	$(114)	$—	$42	$679	$39
Purchases, Issuances, Sales and Settlements:
Purchases	2	—	—	—	—	3	—	—
Issuances	2	10	—	(354)	—	2	15	—
Sales	(3)	(30)	—	—	—	(6)	(3)	—
Settlements	(2)	—	(65)	14	1	(4)	—	(92)
	(1)	(20)	(65)	(340)	1	(5)	12	(92)
Realized and unrealized gains (losses) included in:
Gain on loans held for sale, net	(6)	—	62	—	(3)	—	—	100
Loan servicing income, net	—	(35)	—	28	—	—	(46)	—
Net interest expense	1	—	—	(14)	—	—	—	—
	(5)	(35)	62	14	(3)	—	(46)	100
Transfers into Level Three	23	—	—	—	—	13	—	—
Transfers out of Level Three	(4)	—	—	—	—	(5)	—	—
Balance, end of period	$45	$500	$13	$(440)	$(2)	$45	$645	$47

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2017					Nine Months Ended September 30, 2016
	MLHS	MSRs	IRLCs, net	MSRs Secured Liability	Liability to Deliver MSRs	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$47	$690	$18	$—	$—	$39	$880	$21
Purchases, Issuances, Sales and Settlements:
Purchases	7	—	—	—	—	11	—	—
Issuances	5	28	—	(467)	—	5	45	—
Sales	(20)	(125)	—	—	—	(20)	(8)	—
Settlements	(11)	—	(180)	15	1	(9)	—	(252)
	(19)	(97)	(180)	(452)	1	(13)	37	(252)
Realized and unrealized gains (losses) included in:
Gain on loans held for sale, net	(6)	—	175	—	(3)	—	—	278
Loan servicing income, net	—	(93)	—	27	—	—	(272)	—
Net interest expense	2	—	—	(15)	—	2	—	—
	(4)	(93)	175	12	(3)	2	(272)	278
Transfers into Level Three	34	—	—	—	—	33	—	—
Transfers out of Level Three	(13)	—	—	—	—	(16)	—	—
Balance, end of period	$45	$500	$13	$(440)	$(2)	$45	$645	$47

Transfers into Level Three generally represent mortgage loans held for sale with performance issues, origination flaws, or other characteristics that impact their salability in active secondary market transactions.  During the three and nine months ended September 30, 2017, transfers into Level Three also include certain of our foreclosure loan population and associated reserves pursuant to the Company's marketing of and intentions to sell those assets. Transfers out of Level Three represent Scratch and Dent loans that were foreclosed upon and loans that have been cured.

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Gain on loans held for sale, net	$8	$42	$7	$43
Loan servicing income, net	(3)	(9)	(9)	(174)

Fair Value of Other Financial Instruments

As of September 30, 2017 and December 31, 2016, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents, Restricted cash, Accounts receivable and Servicing advance receivables, the carrying value approximates fair value due to the short-term nature of such instruments.

Debt.  The total fair value of Debt as of September 30, 2017 and December 31, 2016 was $662 million and $1.3 billion, respectively, and is measured using Level Two inputs. As of September 30, 2017, the fair value was estimated using the following valuation techniques: (i) $127 million was measured using a market based approach, considering the current market pricing of recent trades for the Company’s debt instruments; and (ii) $535 million was measured using observable spreads and terms for recent pricing of similar instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Variable Interest Entities

Assets and liabilities of significant variable interest entities are included in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2017		December 31, 2016
	PHH Home Loans	Servicing Advance Receivables Trust	PHH Home Loans	Servicing Advance Receivables Trust
	(In millions)
ASSETS
Cash and cash equivalents	$60	$—	$67	$—
Restricted cash	4	14	5	19
Mortgage loans held for sale	239	—	350	—
Accounts receivable, net	17	—	9	—
Servicing advances, net	—	80	—	150
Property and equipment, net	—	—	1	—
Other assets	7	—	11	1
Total assets	$327	$94	$443	$170
Assets held as collateral	$218	$94	$320	$169

LIABILITIES
Accounts payable and accrued expenses	$14	$—	$11	$—
Debt	206	52	300	99
Other liabilities	6	—	5	—
Total liabilities (1)	$226	$52	$316	$99

———————

(1)	Excludes intercompany payables.

PHH Home Loans

PHH Home Loans is a joint venture between the Company and Realogy Holdings Corp. ("Realogy"), which provides mortgage origination services for brokers associated with brokerages owned or franchised by Realogy, and represented substantially all of the Real Estate channel, and 29% of the Company’s total mortgage production volume (based on dollars) for the nine months ended September 30, 2017.

In February 2017, the Company announced it had entered into agreements to sell certain assets of PHH Home Loans and its subsidiaries, including its mortgage origination and processing centers and the majority of its employees. Agreements related to these intended transactions include:

Asset sale transactions. On February 15, 2017, the Company entered into an agreement to sell certain assets of the PHH Home Loans joint venture to Guaranteed Rate Affinity, LLC ("GRA"), which is a newly formed joint venture formed by subsidiaries of Realogy and Guaranteed Rate, Inc.

During the third quarter of 2017, the Company completed the delivery of two of the five location transfers under the PHH Home Loans asset sale agreement, with a third transfer completed in October 2017. In connection with these asset sales, the Company received $28 million of proceeds and recognized $28 million of gain in Other income within the Condensed Consolidated Statements of Operations during the third quarter of 2017. Subsequent proceeds and gain related to the third transfer in October 2017 were $14 million. The Company's realized cash proceeds and income from these transactions are reduced by the noncontrolling interest holder's pro-rata share. The Company expects the remaining asset sales under this agreement to occur during the fourth quarter of 2017.

JV Interests Purchase. In connection with the asset sale agreements, PHH entered into an agreement to purchase Realogy's 49.9% ownership interests in the PHH Home Loans joint venture, for an amount equal to their interest in the residual equity of PHH Home Loans after the final closing of the Asset sale transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At the completion of the above described transactions, the Company expects to receive or pay amounts to resolve the remaining assets and liabilities of the PHH Home Loans legal entity, and would no longer operate through its Real Estate channel. The Company estimates that it will receive total proceeds of $96 million in connection with these transactions, inclusive of the amounts received from asset sales through October 2017.

In connection with these transactions, the Company recognized $4 million and $9 million of Exit and disposal costs for PHH Home Loans within the Reorganization exit program for the three and nine months ended September 30, 2017, respectively. Refer to Note 2, 'Exit Costs' for additional information regarding the Reorganization exit program.

Redeemable Noncontrolling Interest. As of December 31, 2016, Realogy's ownership interest in PHH Home Loans is presented as a Redeemable noncontrolling interest which reflects Realogy’s right, beginning on February 1, 2015, to require that the Company purchase all of their interest in PHH Home Loans, LLC upon two years notice at fair value, as outlined in the PHH Home Loans Operating Agreement (“2015 Put Option”). For all periods presented, the fair value of the 2015 Put Option was determined based upon an orderly liquidation of the entity due to the uncertainty of the cash flows associated with an income approach, specifically the impact from exercising the 2015 Put Option on the related operating and strategic relationship agreements. The resulting changes to the redemption value are recognized as an equity adjustment to Additional paid-in capital. Refer to Note 1, 'Summary of Significant Accounting Policies' for information regarding the correction of an immaterial error related to the prior classification and measurement of Realogy's ownership interests.

As described above, during 2017, the Company entered into the JV Interests Purchase agreement with Realogy to acquire their membership interest based on the book value of the net equity of the JV, which is contingent upon the closing of all five asset sale transactions. During the third quarter of 2017, upon the delivery of the FNMA MSRs to New Residential and the satisfaction of other conditions to closing the initial delivery under the asset sale agreement with GRA, the contingent forward purchase agreement represented a redemption feature of the minority partner that became outside of the Company's sole control. The Company believes it is probable that the contingent forward purchase agreement will become redeemable upon completion of the final location transfer, which is expected to occur in the fourth quarter of 2017. As a result, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount to equal the redemption value at the end of each reporting period. The fair value of the JV Interest Purchase agreement was based upon Realogy's portion of the net assets of PHH Home Loans as of September 30, 2017, which are primarily recorded at fair value (or approximated fair value).

Since the redemption value of the forward purchase agreement is greater than the redemption value of the 2015 Put Option, the Company considered the JV Interests Purchase agreement in the measurement of the balance as of September 30, 2017. During the nine months ended September 30, 2017, the Company recognized an increase to the redemption value of the Redeemable noncontrolling interest of $28 million, with a corresponding decrease to Additional paid-in capital.

14. Segment Information

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

The Company's operations are located in the U.S. The heading Other includes expenses that are not allocated back to the two reportable segments, which may include Loss on early debt retirement, certain Exit and disposal costs and Professional and third-party service fees incurred related to the strategic review.  Management evaluates the operating results of each of the reportable segments based upon Net revenues and Segment profit or loss, which is presented as the Income or loss before income tax expense or benefit and after Net income or loss attributable to noncontrolling interest. The Mortgage Production segment profit or loss excludes Realogy’s noncontrolling interest in the profit or loss of PHH Home Loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment results were as follows:

	Total Assets
	September 30, 2017	December 31, 2016
	(In millions)
Mortgage Production segment	$803	$913
Mortgage Servicing segment	1,010	1,428
Other	488	834
Total	$2,301	$3,175

	Net Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Mortgage Production segment	$98	$168	$276	$443
Mortgage Servicing segment	23	29	71	107
Total	$121	$197	$347	$550

	Segment (Loss) Profit(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Mortgage Production segment	$(18)	$22	$(84)	$9
Mortgage Servicing segment	(37)	(52)	(114)	(106)
Other	(36)	(5)	(73)	(10)
Total	$(91)	$(35)	$(271)	$(107)
———————

(1)	The following is a reconciliation of Loss before income taxes to Segment loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Loss before income taxes	$(78)	$(29)	$(266)	$(98)
Less: net income attributable to noncontrolling interest	13	6	5	9
Segment loss	$(91)	$(35)	$(271)	$(107)

15. Subsequent Events

See Note 13, 'Variable Interest Entities' for discussion of an additional PHH Home Loans location transfer on October 23, 2017.

On November 5, 2017, the Company's Board of Directors provided a new authorization for up to $100 million of share repurchases.

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

EXECUTIVE SUMMARY
Business Update
Throughout 2017, we have focused on executing the necessary actions to achieve our strategic objectives as we transition and restructure the business. These actions include closing our asset sale transactions, re-engineering the cost structure of the business and transitioning to the new business model while maintaining strategic flexibility. In the third quarter, we made significant progress on executing our strategic transactions and returning capital to our shareholders.
MSR Sales. During the quarter, we completed the delivery of $429 million of MSRs and advances under our sale agreements with New Residential Investment Corp. ("New Residential"), Lakeview Loan Servicing LLC ("Lakeview"), and other third parties. The cash received from MSR sales and advances during the quarter was $425 million, which is adjusted for applicable holdback. As a result of all of our MSR sales to-date, we have recognized a net receivable for holdbacks from the MSR transfers of $42 million as of September 30, 2017. The MSR sale holdback will be released either upon the complete delivery of the underlying mortgage loan documents, or to the extent not used to satisfy any indemnification claims of New Residential.

The remaining $183 million of MSRs and advances committed under the New Residential agreement consist of private investor MSRs. The extended time frame for executing the remaining transactions is due to the complexity of the consent process, the number of parties involved, and the depth of investor and trustee due diligence. Although all parties continue to work diligently to close on the sale of these private MSRs and related advances, we now believe there is an increasing risk that the necessary consents may not be obtained for portions of the private MSR population. If necessary, we believe there would be alternative means to monetize a substantial portion of these assets.

Home Loans Asset Sales. In the third quarter, we completed two of five transactions under our PHH Home Loans ("HL") asset sale agreement. We received $28 million of the $70 million total purchase price from these transfers. Amounts received for the HL asset sales are divided with our minority interest partner, and we realized $14 million as net proceeds from the initial transfers. We expect the remaining asset sales under this agreement to occur within the fourth quarter of 2017. At the completion of the HL asset sales, we expect to liquidate the residual assets of the entity, and we have agreed to purchase Realogy's membership interests at book value.

PLS & Exit Activities. We continue to make progress in executing the exit of our PLS business and re-engineering our shared services platform. We currently expect $209 million in total PLS exit-related costs comprised of $130 million of operating losses and $79 million of cash exit expenses. Further, we expect $34 million in total Reorganization program cash costs. Through September 30, 2017, we have incurred $77 million of cash exit costs associated with our exit programs, including $8 million in cash exit costs in the third quarter of 2017. We continue to expect to have substantially exited the PLS channel by the first quarter of 2018, subject to transition support requirements, and we expect to have substantially completed our reorganization actions by the second quarter of 2018.

See details of executed and pending transactions below under "—Asset Sales and Exit Programs".
We continue to believe there will be growing demand for subservicing and that we are well positioned in this market based upon the quality of our subservicing platform, established compliance management system, portfolio retention services offering and immediately available capacity. In portfolio retention, while we have seen growth from the prior quarters based on closing units, we are addressing volume challenges through sales training, management techniques and data analytics. However, our long-term plans are dependent on growth, and adding new subservicing units is critical for us to achieve the desired scale and a profitable business model. Establishing subservicing relationships requires a long sell cycle, and we are in the relatively early stages of our marketing initiatives. As a result, we have yet to close our first mandate from these efforts, and there can be no assurance that we will be successful in growing our subservicing portfolio.
Update on Capital Returns

In the third quarter, we utilized cash received from our asset sales to extinguish $496 million of principal of our senior notes, and completed $301 million of repurchases of our common shares. In November, we announced additional plans to use our current excess cash, as detailed below.

Reduction in Debt. In June, we launched a tender program for any and all of our senior notes. Through the completion of the tender, in July, we extinguished $496 million of note principal for consideration of $509 million plus $15 million for early tender payments and $12 million of accrued and unpaid interest. We recognized a pre-tax loss in the third quarter of 2017 of $34 million in connection with the debt repayment. After the tender, $119 million of note principal remains outstanding. We continue to assess what amount, if any, of the remaining unsecured debt would be appropriate as part of our permanent capital structure.

Share Repurchases. In the third quarter, we executed $10 million in open market repurchases, retiring 689,502 shares, and we completed $267 million in repurchases from our modified “Dutch auction” self-tender offer on September 15, 2017, retiring 18,762,962 shares.

In November, our Board of Directors has provided a new authorization for up to $100 million of share repurchases. The amount of the authorization represents excess cash we believe is currently available with a high degree of certainty, exclusive of any additional MSR sales. We have no obligation to repurchase shares under this authorization, and any share repurchase program may be extended, modified, suspended or discontinued at any time. The number, timing, and purchase price of any shares will be at management’s discretion and based on an evaluation of a number of factors, including but not limited to general market and economic conditions, the trading price of the common stock, and regulatory requirements. See further discussion of risks specific to the repurchase program at “Part II—Item 1A. Risk Factors—Risk Related to our Common Stock—Our decision to return cash to shareholders through stock repurchases may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders." in this Form 10-Q.

ASSET SALES AND EXIT PROGRAMS

Sale of MSRs

The following table summarizes our MSRs committed under sale agreements and estimated committed Servicing advance receivables:

	September 30, 2017			December 31, 2016
	MSR Fair Value	UPB	Servicing Advances	MSR Fair Value	UPB	Servicing Advances
	(In millions)
MSR Commitments
New Residential	$38	$6,430	$145	$579	$69,937	$286
Lakeview	—	—	—	97	13,369	14
Other counterparties	5	548	—	2	158	—
Total	$43	$6,978	$145	$678	$83,464	$300

We received $686 million of cash during the nine months ended September 30, 2017 from executed sales or transfers of MSRs and related advances, and we have recorded a net $42 million in Accounts receivable as of September 30, 2017 related to executed sales, representing document and indemnification holdbacks pursuant to the applicable contracts.

See Note 4, 'Servicing Activities' in the accompanying Notes to Condensed Consolidated Financial Statements for further information about our MSR sales executed in 2017 and "Executive Summary" above for discussion of the remaining MSR sale commitments with New Residential and related risks. In addition, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our agreements to sell substantially all of our capitalized MSRs are subject to various approvals, including regulatory approvals, shareholder approval (for the New Residential transaction), approvals from certain origination sources and investors, as well as other closing requirements, and may not be completed as anticipated, or at all.” in our 2016 Form 10-K.

Further information about our agreements with New Residential, and our continuing involvement with the portfolio transferred to New Residential, follows:

•
Subservicing Agreement. We entered into a subservicing agreement with New Residential in connection with our MSR Sale Agreement, which covers all units sold to New Residential for an initial period of three years, subject to certain early transfer and termination provisions. This subservicing relationship became effective upon the initial delivery of MSRs to New Residential on June 16, 2017.

As of September 30, 2017, our total units subserviced is approximately 648,000, and New Residential represents 377,000 units, or a 58% client concentration in our subservicing portfolio. For further information, see “Part II—Item 1A. Risk Factors—Risks Related to Our Strategies—Our remaining business will be focused on subservicing activities, and we have significant client concentration risk related to the percentage of subservicing from agreements with New Residential Investment Corp. and Pingora Loan Servicing, LLC. Further, the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time, or upon the occurrence of certain time-based events." in this Form 10-Q.

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

•
Secured Borrowing Accounting. Our accounting evaluation of the New Residential MSR Sale agreement and related agreements concluded that New Residential has not acquired all ownership rewards since the terms of the subservicing contract limit New Residential's ability to terminate the contract within the first three years. Therefore, our transfer of MSRs to New Residential did not qualify for sale accounting under GAAP, and we will record the transactions as a secured borrowing. Upon the receipt of cash for MSRs transferred to New Residential, we recognized a Mortgage servicing rights secured liability on our balance sheet, and we continued to recognize the MSR asset. Future changes in the Mortgage servicing rights secured liability are expected to fully offset future changes in the related MSR asset, including changes in fair value. See further information about the presentation in the 'Selected Income Statement Data' tables within "Results of Operations—Mortgage Servicing Segment".

Home Loans Asset Sales

The HL asset sales are expected to occur in a series of five transfers, based on geographic location of the mortgage origination and processing centers. In the third quarter, two of the HL location transfers occurred, and we received $28 million of proceeds in connection with the sale. We recognized $14 million of pre-tax gain from the sale, which is reduced for the portion of the proceeds attributable to non-controlling interest. In October 2017, a third location transfer occurred, and we received an additional $14 million of proceeds, and will recognize $7 million of pre-tax gain after consideration of the non-controlling interest holders' share.

We expect the remaining asset sales under this agreement to occur within 2017, and once the asset sales are completed, we expect to purchase Realogy's membership interest in the HL venture based on the book value of the net equity of the joint venture, and receive or pay amounts to resolve the remaining assets and liabilities of the HL legal entity. If the remaining asset sales, our purchase of Realogy's membership interest in the HL venture and the resolution of the HL legal entity are completed, we estimate that we will receive additional proceeds of $66 million. After the completion of these transactions, we will no longer have operations in our Real Estate channel.

See Note 13, 'Variable Interest Entities' in the accompanying Notes to Condensed Consolidated Financial Statements for more information about the agreements related to the HL Asset Sales.

Exit Programs

We are currently executing our announced programs to exit our PLS business and to reorganize our business to "PHH 2.0". As a result of these exit programs and the transfer of employees as part of our transactions with LenderLive Network, LLC and Guaranteed Rate Affinity LLC ("GRA"), we expect to reduce our employee headcount from 3,500 at the end of 2016, to our future staffing levels of approximately 1,250 employees in the second half of 2018. The table below summarizes the total costs of these exit programs, the amount recognized to date and the expected cash flows related to the programs (all amounts are pre-tax):

	Exit Program Costs			Cash Outflows
	PLS Exit	Reorganization	Total	Payments To Date (1)	Future Outflows
	(In millions)
Cash Exit Costs by Segment - Q3 2017:
Mortgage Production segment	$1	$5	$6
Mortgage Servicing segment	—	—	—
Other	2	—	2
Recognized in Q3 2017	$3	$5	$8
Recognized in prior periods	46	23	69
Estimate of remaining costs	30	6	36
Cash exit program expenditures	$79	$34	$113	$(18)	$95

Non-cash charges and impairments	11	4
Exit costs attributed to Noncontrolling interest	—	(8)
Total	$90	$30
 ______________

(1)	Cash outflows as presented above exclude the transfer of $5 million to Restricted cash related to a letter of credit posted in connection with the March 31, 2017 transaction with LenderLive.
We expect to incur the remaining exit costs for PLS over the next 6 months through the first quarter of 2018, and substantially all of the exit costs for Reorganization through the end of 2017. We expect the timing of cash outflows for the exit programs to extend through the end of 2018, as payments related to our severance arrangements are paid in biweekly installments, not lump sum payments.
See further details in Note 2, 'Exit Costs' in the accompanying Notes to Condensed Consolidated Financial Statements, including the total program cost estimate by segment.

Exit from Private Label Channel. For the third quarter of 2017, PLS Exit costs incurred in the Mortgage Production and Other segments include expenses related to employee retention agreements.
In addition to the exit costs outlined above, in the third quarter of 2017, we incurred $25 million of pre-tax operating losses for PLS. While we implement the exit from this channel, we expect to incur further pre-tax operating losses of $55 million for PLS, including maintaining the support and compliance infrastructure needed to comply with both regulatory and contractual requirements. We have committed exit dates of no later than December 31, 2017 with clients representing approximately 70% of our PLS closing volume (based on closing dollars for the year ending December 31, 2016). At this time, we believe we will be in a position to substantially exit the PLS business by the first quarter of 2018, subject to certain transition support requirements. For discussion of risks related to the PLS exit, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our decision to exit our Private Label client agreements will involve a significant amount of restructuring costs, and we have risks specific to our exit plans. Furthermore, there can be no assurances that such action will be as beneficial to shareholders as if we had not taken such action.” in our 2016 Form 10-K.
Reorganization. To execute our Reorganization to PHH 2.0 and change the focus of our operations to subservicing and portfolio retention services, we are restructuring our remaining business and shared services platform. We intend to re-engineer and reduce operating and overhead costs, which may take into the third quarter of 2018 to complete. For the third quarter of 2017, Reorganization-related exit costs are primarily related to employee retention agreements and employee-related costs as part of the HL asset sales. We are targeting total annualized shared service expenses of $75 million in PHH 2.0’s first full year as a stand-alone business.
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

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per share data)
Net revenues	$121	$197	$347	$550
Total expenses	199	226	613	648
Loss before income taxes	(78)	(29)	(266)	(98)
Income tax benefit	(36)	(8)	(103)	(38)
Net loss	(42)	(21)	(163)	(60)
Less: net income attributable to noncontrolling interest	13	6	5	9
Net loss attributable to PHH Corporation	$(55)	$(27)	$(168)	$(69)

Basic and Diluted loss per share attributable to PHH Corporation	$(1.14)	$(0.50)	$(3.25)	$(1.28)

Our financial results for the third quarter of 2017 reflect our continued progress to move to a smaller business comprised of subservicing and portfolio retention services, including execution of the sale of the majority of our MSRs. Our third quarter of 2017 results include:

•	$25 million in operating losses related to the exit of our PLS channel;

•	$8 million in Exit and disposal costs related to all of our exit and restructuring activities;

•	$16 million in transaction and related expenses from the MSRs sold primarily to New Residential and Lakeview; and

•	$34 million of Loss on early debt retirement to extinguish a majority of our unsecured debt.

Throughout the remainder of 2017 and into the first quarter of 2018, we expect our results to continue to be negatively impacted by our exit of the PLS channel and re-engineering the cost structure of our operations, as discussed further in "Overview—Executive Summary". Under our Asset sale agreements, we expect to execute the remaining HL sales in the fourth quarter; however, $188 million of MSR and related advances remain committed for sale, as discussed further in "—Asset Sales and Exit Programs".

Income Taxes. We record our interim tax benefit for 2017 by applying a projected full-year effective income tax rate to our quarterly pre-tax loss for results that we deem to be reliably estimable.  For 2016, we recorded our interim tax benefit using the discrete effective tax rate method due to actual results for the third quarter of 2016 as compared to the expected results for the full year and the sensitivity of the effective tax rate to small changes in forecasted results. Certain items are considered not to be reliably estimable; therefore, we record discrete year-to-date income tax provisions on those items.

Our effective income tax rate for the three months ended September 30, 2017 and 2016 was (45.8)% and (27.5)%, respectively.  Our effective tax rates differ from our federal statutory rate of 35% primarily due to state tax provision, changes in the valuation allowance, and income or loss attributable to noncontrolling interest for which no taxes are provided.

We expect to have taxable income for the full year 2017 driven by the MSR sales. Our Deferred tax liabilities related to the MSR decreased by $214 million during the nine months ended September 30, 2017 as a result of the executed MSR sales.

See Note 10, 'Income Taxes' in the accompanying Notes to Condensed Consolidated Financial Statements for further details.

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Origination and other loan fees	$33	$75	$114	$215
Gain on loans held for sale, net	35	87	129	212
Loan servicing income	42	89	162	271
Change in fair value of MSRs asset and secured liability, net of related derivatives	(7)	(50)	(66)	(133)
Net interest expense	(10)	(7)	(23)	(23)
Other income	28	3	31	8
Net revenues	$121	$197	$347	$550

Revenues from our Mortgage Production segment for the third quarter of 2017, including Origination and other loan fees and Gain on loans held for sale, net reflect a 51% decline in total closings. Origination and other loan fees decreased by $42 million or 56% as compared to the prior year quarter resulting from a 62% decrease in private label closing units as we continue to exit this business. Gain on loans held for sale, net decreased by $52 million for the third quarter of 2017 resulting primarily from a 41% decrease in saleable applications that was primarily due to our decline in PLS applications and the asset sale of two HL locations in our Real Estate channel during the third quarter of 2017.

Loan servicing income for the third quarter of 2017 was lower by $47 million or 53% compared to the prior year quarter, primarily due to a 76% decrease in the average owned capitalized portfolio due to our 2017 sales of GNMA servicing to Lakeview and June and July 2017 sales of substantially all of Freddie Mac and Fannie Mae servicing to New Residential.

Change in fair value of MSRs asset and secured liability, net of related derivatives for the third quarter of 2017 was favorable by $43 million compared to the third quarter of 2016, which was a result of an 89% decrease in payoffs and a 76% decrease in the average owned capitalized servicing portfolio compared to the prior year quarter, as a result of the Lakeview and New Residential sales.

Other income increased by $25 million primarily due to a $28 million gain from the asset sales of two HL locations in the third quarter of 2017. Our net proceeds from the HL asset sales is reduced by the $14 million noncontrolling interest holder's 49.9% share, which is recorded within Net income attributable to noncontrolling interest. This was partially offset by declining earnings from our equity investment in Speedy Title and Appraisal Review Services LLC ("STARS") as a result of lower appraisal volume in STARS from our announced exit from the PLS channel.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Salaries and related expenses	$62	$86	$223	$268
Commissions	13	19	38	49
Loan origination expenses	9	18	27	52
Foreclosure and repossession expenses	4	10	16	26
Professional and third-party service fees	25	35	92	111
Technology equipment and software expenses	9	10	27	30
Occupancy and other office expenses	8	11	26	35
Depreciation and amortization	4	4	11	13
Exit and disposal costs	8	—	49	—
Other operating expenses:
Legal and regulatory reserves	2	11	24	16
Loss on early debt retirement	34	—	34	—
Other	21	22	46	48
Total expenses	$199	$226	$613	$648

Salaries and related expenses were down $24 million or 28% compared to the prior year quarter, due to a $20 million decline in Salaries, benefits and incentives from declines in our average employee headcount and a $4 million decrease in contract labor and overtime as a result of declining volumes and our continued transition to a smaller business.

Commissions declined by $6 million or 32% compared to the prior year quarter, primarily due to a 23% decrease in closing volume from our real estate channel and lower private label closing units.

Loan origination expenses decreased by $9 million or 50% compared to the third quarter of 2016, primarily due to a 54% decrease in retail application units.

Foreclosure and repossession expenses were down by $6 million or 60% compared to the prior year quarter primarily due to lower foreclosure activity and improved delinquencies that were partially the result of the Lakeview GNMA MSR sale and other recent MSR sales of delinquent government loans.

Professional and third-party service fees decreased by $10 million primarily due to a decrease in information technology expenses as a result of higher costs in the third quarter of 2016 associated with the modernization and enhanced security of our information technology systems and implementing new compliance requirements in our origination business.

Exit and disposal costs were $8 million in the third quarter of 2017, which included $7 million of severance and retention expense for impacted employees of the PLS exit and the Reorganization.

We recorded a provision for legal and regulatory matters of $2 million in the third quarter of 2017, compared to an $11 million provision during the third quarter of 2016, due to various legal proceedings and regulatory investigations, examinations and inquiries that were still ongoing at that time related to our legacy mortgage servicing practices.

Loss on early debt retirement was $34 million in the third quarter of 2017 as a result of the July 2017 extinguishment of $496 million of Term notes due in 2019 and 2021.

Mortgage Production Segment
Strategic Update
PLS and Exit Programs. In November 2016, as an outcome of our strategic review process, we announced our intentions to exit our PLS business. In the Mortgage Production segment for the three and nine months ended September 30, 2017, we incurred operating losses related to PLS of $25 million and $75 million, respectively, and PLS-related exit costs of $1 million and $15 million, respectively. In addition, in the Mortgage Production segment for the three and nine months ended September 30, 2017, we incurred $5 million and $14 million, respectively, of costs related to the reorganization of our shared services function. See further discussion of the PLS operating losses and exit costs within "—Asset Sales and Exit Programs".
Real Estate Joint Venture. As an outcome of our strategic review process, we announced in February 2017 that we have entered into agreements to sell certain assets of PHH Home Loans ("HL") and its subsidiaries, including its mortgage origination and processing centers and the majority of its employees. In the third quarter, we completed the first two of the total five expected location transfers under the asset sale agreement and received $28 million cash. During October 2017, we received an additional $14 million from the third location transfer. The cash received from these transfers is shared prorata with the minority interest holder. We expect to complete the remaining HL Asset sales by the end of 2017, and after the completion of these sales, we will no longer operate through our Real Estate channel.
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

Business Summary
The following tables summarize the closing statistics and the allocation of revenue of our exiting and remaining Mortgage Production businesses:

	Nine Months Ended September 30, 2017
	Exiting		Remaining
	PLS (1)	Real Estate	Portfolio Retention	Total
	(In millions)
Origination and other loan fees	$88	$24	$2	$114
Gain on loans held for sale, net	(5)	108	26	129
Net interest income	1	1	2	4
Other income	1	28	—	29
Net revenues	$85	$161	$30	$276

Total Closings	$10,775	$4,708	$812	$16,295

	Nine Months Ended September 30, 2016
	Exiting		Remaining
	PLS & Wholesale (1)	Real Estate	Portfolio Retention	Total
	(In millions)
Origination and other loan fees	$186	$27	$2	$215
Gain on loans held for sale, net	17	147	48	212
Net interest income	4	3	1	8
Other income	6	1	1	8
Net revenues	$213	$178	$52	$443

Total Closings	$22,046	$5,598	$700	$28,344
________________

(1)
Portfolio Retention has historically been included in our disclosed PLS channel data. These amounts exclude Portfolio Retention, which is displayed separately. Wholesale was also included in the nine months ended September 30, 2016; however, we exited the platform during the second quarter of 2016.

Our Mortgage Production segment will consist entirely of portfolio retention services once our exits of PLS and Real Estate are completed. Portfolio retention involves the refinancing of mortgages held within our current servicing portfolio, and results are currently included within the statistics of our PLS channel in the following Segment Metrics table. For the nine months ended September 30, 2017, portfolio retention represented 5% of our total closing volume (based on dollars).

On June 16, 2017, we entered into a portfolio defense agreement with New Residential, which entitles us to seek refinancing of the mortgage loans we subservice under the subservicing agreement with New Residential. New Residential represents 58% of our total subservicing (by units as of September 30, 2017).

Future portfolio retention volumes are dependent on the size and breadth of our servicing portfolio, on the willingness of subservicing clients to permit us to perform such services and on a declining or lower interest rate environment as compared to individual mortgagor's current rates. In late 2016, rates increased and have remained relatively stable through the third quarter of 2017. As a result, refinancing activity declined as the majority of individual mortgages have rates comparable or lower than current mortgage rates; therefore, limited benefit exists to the remaining population of borrowers. Based on Fannie Mae's October 2017 Economic and Housing Outlook projection of mostly stable rates during the remainder of 2017 into the first half of 2018, refinancing volumes are expected to drop significantly in the full year 2017 as compared to 2016, with additional declines into the first half of 2018.

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

Segment Metrics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ In millions)
Closings:
Saleable to investors	$1,894	$2,759	$5,663	$7,594
Fee-based	3,050	7,258	10,632	20,750
Total	$4,944	$10,017	$16,295	$28,344

Purchase	$3,059	$4,421	$9,283	$12,748
Refinance	1,885	5,596	7,012	15,596
Total	$4,944	$10,017	$16,295	$28,344

Retail - PLS	$3,298	$7,853	$11,587	$22,161
Retail - Real Estate	1,646	2,137	4,708	5,598
Total retail	4,944	9,990	16,295	27,759
Wholesale/correspondent	—	27	—	585
Total	$4,944	$10,017	$16,295	$28,344

Retail - PLS (units)	5,140	13,590	19,142	38,718
Retail - Real Estate (units)	5,503	7,379	15,929	19,928
Total retail (units)	10,643	20,969	35,071	58,646
Wholesale/correspondent (units)	—	107	—	2,298
Total (units)	10,643	21,076	35,071	60,944

Applications:
Saleable to investors	$2,436	$4,136	$7,953	$11,580
Fee-based	3,241	8,217	11,623	25,720
Total	$5,677	$12,353	$19,576	$37,300

Other:
IRLCs expected to close	$784	$1,199	$2,073	$3,685
Total loan margin on IRLCs (in basis points)	299	388	307	342
Loans sold	$1,940	$2,954	$5,782	$7,804

Segment Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Origination and other loan fees	$33	$75	$114	$215
Gain on loans held for sale, net	35	87	129	212
Net interest income	2	3	4	8
Other income	28	3	29	8
Net revenues	98	168	276	443

Salaries and related expenses	35	53	131	167
Commissions	13	19	38	49
Loan origination expenses	9	18	27	52
Professional and third-party service fees	8	6	20	17
Technology equipment and software expenses	1	1	3	3
Occupancy and other office expenses	5	6	16	20
Depreciation and amortization	2	2	5	7
Exit and disposal costs	6	—	29	—
Other operating expenses	24	35	86	110
Total expenses	103	140	355	425

(Loss) income before income taxes	(5)	28	(79)	18
Less: net income attributable to noncontrolling interest	13	6	5	9
Segment (loss) profit	$(18)	$22	$(84)	$9

Quarterly Comparison:  Mortgage Production segment loss was $18 million during the third quarter of 2017 compared to a segment profit of $22 million during the third quarter of 2016. Our results in the segment reflect the reduced volumes associated with our 2017 exit of the PLS business and reductions in our Real Estate channel from the transfer of two of five HL locations in the third quarter of 2017.  In addition, our third quarter of 2017 segment loss includes $25 million of PLS operating losses and $6 million of Exit and disposal costs, partially offset by $14 million in net proceeds from HL asset sales.

Net revenues.  Origination and other loan fees were $33 million, down $42 million or 56% compared with the prior year quarter. Origination assistance fees decreased by $33 million, which was primarily driven by a 62% decrease in private label closing units compared to the prior year quarter. This decrease also included a $9 million decrease in appraisal income and application and other closing fees primarily driven by a 49% decrease in total retail closing units.

Gain on loans held for sale, net was $35 million during the third quarter of 2017, down $52 million or 60%, as compared to $87 million for the prior year quarter. This decrease related to a 41% decrease in saleable applications that was primarily due to our decline in retail applications as we execute the exit of the PLS channel and as we executed the asset sale of two HL locations in our real estate channel during the third quarter of 2017. The decrease was also impacted by $6 million in reductions to the fair value of the illiquid loan population in 2017, primarily driven by updates to fair value based on our current marketing efforts for these loans.

Net interest income was $2 million during the third quarter of 2017, down $1 million or 33%, as compared to the third quarter of 2016, primarily due to the decline in average mortgage loans held for sale that was partially offset by the decline in average mortgage warehouse debt, both from the decline in saleable volume.

Other income was $28 million during the third quarter of 2017 as compared to $3 million during the third quarter of 2016, primarily due to $28 million gain from the asset sales of two HL locations in the third quarter of 2017. Our net proceeds from the HL asset sales is reduced by the $14 million noncontrolling interest holder's 49.9% share, which is recorded within Net income attributable to noncontrolling interest.

Other income was also negatively impacted during the third quarter of 2017 from declining earnings in our equity investment in STARS as a result of lower appraisal volume in STARS from our announced exit from the PLS channel.

Total expenses.  Salaries and related expenses were down $18 million or 34% compared to the prior year quarter, primarily due to a $14 million decline in Salaries, benefits and incentives as a result of declines in average employee headcount as we execute on the exit of PLS and the asset sale of HL locations, as well as the transfer of a significant number of employees to LenderLive on March 31, 2017 as part of our transaction to outsource certain PLS mortgage origination fulfillment functions. Salaries and related expenses also included a $4 million decrease in Contract labor and overtime as a result of declining application volumes.

Loan origination expenses were down $9 million or 50% compared to the prior year quarter, primarily due to a 54% decrease in retail application units. Commissions were down $6 million or 32% compared to the prior year quarter, primarily due to a 23% decrease in closing volume from our real estate channel and lower private label closing units.

Professional and third-party service fees increased by $2 million or 33% compared to the prior year quarter, primarily due to $3 million of fees paid in the third quarter of 2017 to LenderLive for outsourced PLS mortgage origination services that were partially offset by lower expenses for compliance activities as compared to the prior year quarter.

Exit and disposal costs were $6 million for the third quarter of 2017, which primarily related to $3 million of retention expenses for impacted employees of the PLS exit and the Reorganization and $2 million accrual for employee-related costs as part of the HL asset sale to GRA.

Corporate overhead allocation decreased by $7 million compared to the prior year quarter primarily due to reduced professional fees for information technology shared services. See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation.

Other expenses decreased by $4 million compared to the prior year quarter due primarily to lower service level agreement penalties related to our PLS clients and lower lender-paid fees from a decrease in portfolio retention volume. In the third quarter of 2016, interest rates were declining and historically low, driving more borrowers in our servicing portfolio to refinance their loans.

Year-to-Date Comparison:  Mortgage Production segment loss was $84 million during the nine months ended September 30, 2017 compared to a segment profit of $9 million during the prior year.  Our results in the segment reflect the reduced volumes associated with our 2017 exit of the PLS business and reductions in our Real Estate channel from the transfer of two of five HL locations in the third quarter of 2017. Our nine months ended September 30, 2017 segment loss includes $75 million of PLS operating losses and $29 million of Exit and disposal costs, partially offset by $14 million in net proceeds from HL asset sales.

Net revenues.  Origination and other loan fees were $114 million, down $101 million or 47% compared with the prior year. Origination assistance fees decreased by $77 million, which was primarily driven by a 51% decrease in private label closing units compared to the prior year. This decrease also included a $22 million decrease in appraisal income and application and other closing fees primarily driven by a 40% decrease in total retail closing units.

Gain on loans held for sale, net was $129 million during the nine months ended September 30, 2017, down $83 million or 39% as compared to $212 million for the prior year. This decrease related to a 31% decrease in saleable applications that was primarily due to the decline in retail applications as we execute the exit of the PLS channel and as we executed the sale of two HL locations in our real estate channel.

Net interest income was $4 million during the nine months ended September 30, 2017, down $4 million or 50%, as compared to the prior year, primarily due to the decline in average mortgage loans held for sale partially offset by the decline in average mortgage warehouse debt, both from the decline in saleable volume.

Other income was $29 million during the nine months ended September 30, 2017 as compared to $8 million in the prior year, primarily due to $28 million gain from the asset sales of two HL locations in the third quarter of 2017. Our net proceeds from the HL asset sales is reduced by the $14 million noncontrolling interest holder's 49.9% share, which is recorded within Net income attributable to noncontrolling interest.

Other income was also negatively impacted during the nine months ended September 30, 2017 from declining earnings in our equity investment in STARS as a result of lower appraisal volume in STARS from our announced exit from the PLS channel.

Total expenses.  Salaries and related expenses were down $36 million or 22% compared to the prior year, due to a $26 million decline in Salaries, benefits and incentives as a result of declines in average employee headcount as we execute on our planned exit activities and the transfer of a significant number of employees to LenderLive on March 31, 2017 as part of our transaction to outsource certain PLS mortgage origination fulfillment functions. Salaries and related expenses also included a $10 million decrease in Contract labor and overtime as a result of declining application volumes.

Loan origination expenses were down $25 million or 48% compared to the prior year, primarily due to a 45% decrease in retail application units. Commissions were down $11 million or 22% compared to the prior year, primarily due to a 16% decrease in closing volume from our real estate channel and lower private label closing units.

Professional and third-party service fees increased by $3 million or 18% compared to the prior year, primarily due to $7 million of fees paid in 2017 to LenderLive for outsourced PLS mortgage origination services that were partially offset by lower expenses for compliance activities as compared to the prior year.

Occupancy and other office expenses decreased by $4 million or 20% compared to the prior year, primarily due to lower rent and related occupancy expenses as a result of vacating Jacksonville and other smaller facilities during 2017.

Exit and disposal costs were $29 million for the nine months ended September 30, 2017 and primarily included $14 million of severance and retention expenses for impacted employees of the PLS exit and the Reorganization, $2 million accrual for employee-related costs as part of the HL asset sale to GRA, $8 million of PLS contract-related termination costs, and $4 million of facility-related costs in connection with our transfer of the Jacksonville facility to LenderLive and other smaller facility closures.

Corporate overhead allocation decreased by $20 million compared to the prior year primarily due to reduced professional fees for information technology shared services. See “—Other” for a discussion of the costs that are allocated through the Corporate overhead allocation.

Other expenses decreased by $4 million compared to the prior year due primarily to lower service level agreement penalties related to our PLS clients.

Selected Income Statement Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Gain on loans held for sale, net:
Gain on loans	$33	$75	$118	$181
Change in fair value of Scratch and Dent and certain non-conforming mortgage loans	(6)	—	(6)	(3)
Economic hedge results	8	12	17	34
Total change in fair value of mortgage loans and related derivatives	2	12	11	31
Total	$35	$87	$129	$212

Net interest income:
Interest income	$6	$8	$17	$24
Secured interest expense	(4)	(5)	(13)	(16)
Total	$2	$3	$4	$8

Salaries and related expenses:
Salaries, benefits and incentives	$34	$48	$127	$153
Contract labor and overtime	1	5	4	14
Total	$35	$53	$131	$167

Other operating expenses:
Corporate overhead allocation	$21	$28	$72	$92
Other expenses	3	7	14	18
Total	$24	$35	$86	$110

Mortgage Servicing Segment
Agreements to Sell MSRs

As an outcome of our strategic review process, during the fourth quarter of 2016, we entered into two separate agreements to sell substantially all of our MSRs, as discussed in “—Executive Summary”. To date, we have completed the sales of $54 billion in unpaid principal balance of MSRs to New Residential and we completed the sales to Lakeview, representing $13.2 billion in unpaid principal balance of GNMA MSRs. Substantially all of the remaining sale commitments of the MSRs and servicing advances currently require consents from third parties other than GSEs. See Note 4, 'Servicing Activities' in the accompanying Notes to Condensed Consolidated Financial Statements for detailed information about the executed MSR sales.

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

As of September 30, 2017, 72% of our owned MSRs, excluding the capitalized MSRs sold to New Residential, are committed under a sale agreement. If the sales of substantially all of our MSRs are completed, we do not anticipate retaining a significant amount of capitalized MSRs in the future. In December 2016, we terminated substantially all of our MSR-related derivatives in connection with the MSR sale agreements, as our agreement with New Residential fixes the value we expect to realize on our MSRs as of the transaction date. The remaining MSR-related derivatives were settled in the first quarter of 2017 with no significant impact to our results of operations.

Subservicing

If all transactions under the MSR sale agreements are completed, our remaining servicing platform will consist primarily of subserviced loans. The market for subservicing clients is comprised of independent mortgage bankers, community banks, credit unions and other mortgage investors. The size of the subservicing market is dependent on the following: (i) the rate of prepayment speeds and the size of the home purchase market; (ii) lack of operational scale for smaller MSR owners who may need a subservicing partner to keep pace with consumer, regulatory and investor requirements; and (iii) MSR ownership by financial investors who do not have in-house servicing capability.

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

We are in the early stages of our business development efforts, in order to grow our subservicing units to achieve an adequate level of scale and a profitable business model. Our subservicing portfolio is subject to runoff and will continue to shrink as our current additions through flow sales and portfolio retention are insufficient to offset runoff. Establishing subservicing relationships has a long sale cycle, and we are in the relatively early stages of our marketing initiatives. There can be no assurances that we will be successful in growing our subservicing portfolio.

Our subservicing agreements also have significant client retention risk. The terms of a substantial portion of these agreements allow the owners of the servicing to terminate the subservicing agreement without cause with respect to some or all of the subserviced loans and, in some cases, without payment of any termination fee. This risk is further magnified by our client concentration exposure, as further discussed in "—Risk Management". New Residential represents 58% of our subserviced units as of September 30, 2017. However, our subservicing agreement with New Residential engages us to subservice the loans sold to New Residential for an initial period of three years, subject to certain transfer and termination provisions (including New Residential's right to transfer, without cause, 25% of the subservicing units in the second year, and an additional 25% of the subservicing units in the third year of the contract).

For more information, see “Part II—Item 1A. Risk Factors—Risks Related to Our Strategies—Our remaining business will be focused on subservicing activities, and we have significant client concentration risk related to the percentage of subservicing from agreements with New Residential Investment Corp. and Pingora Loan Servicing, LLC. Further, the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time, or upon the occurrence of certain time-based events." in this Form 10-Q.

Business Summary
The following tables summarize our revenues between our owned and subservicing portfolios, and the portfolio statistics:

	Three Months Ended September 30, 2017
	Owned Servicing	Subservicing	Total
	(In millions)
Servicing fees	$8	$17	$25
MSR prepayments and receipts of recurring cash flows	(4)	—	(4)
MSR market-related adjustments, net	(3)	—	(3)
Other	(4)	9	5
Net revenues	$(3)	$26	$23

Average number of loans serviced (units)	59,341	650,275	709,616

	Three Months Ended September 30, 2016
	Owned Servicing	Subservicing	Total
	(In millions)
Servicing fees	$67	$17	$84
MSR prepayments and receipts of recurring cash flows	(37)	—	(37)
MSR market-related adjustments, net	(13)	—	(13)
Other	(8)	3	(5)
Net revenues	$9	$20	$29

Average number of loans serviced (units)	480,111	596,008	1,076,119

The tables above are presented to illustrate the significant shift in our Mortgage Servicing segment revenues that are occurring, beginning with the third quarter of 2017, as we sell our capitalized MSRs and shift our business focus to subservicing. Since our servicing platform now consists primarily of subserviced loans, we expect our contractual servicing fees in future periods to decline since we receive a smaller fee per loan from our subservicing clients as compared to the servicing fee received for our capitalized servicing rights. However, subservicing loans reduces the interest rate exposure and related revenue volatility from MSR fair value changes and eliminates curtailment interest expense and payoff-related costs as well as eliminates the need for capital to fund servicing advance obligations. Additionally, our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships as those risks are retained by the owner of the MSR. Our servicing operations and expense base remain relatively consistent despite this shift in our business, other than as previously described. We are continuing to restructure our shared services and overhead cost scale for our future business, as discussed further in "—Asset Sales and Exit Programs—Exit Programs".

Between September 30, 2016 and 2017, we have experienced significant changes in the mix of loans within our total loan servicing portfolio from the execution of our MSR sale agreements and client-driven actions. Specifically, in June and July 2017, we sold a significant portion of our owned MSRs to New Residential, and began functioning as subservicer for those approximately 391,000 units transferred. In addition, between February and August 2017, we sold approximately 87,000 units, representing our owned GNMA MSR portfolio, to Lakeview, and we did not retain any continuing involvement as servicer for that population. Finally, in the fourth quarter of 2016, our subservicing portfolio declined by approximately 211,000 units driven by Merrill Lynch's insourcing of their subservicing activities, and HSBC's sale of a population of MSRs related to loans that we subserviced.

As of September 30, 2017, we have commitments to sell an additional 30,000 units (approximately) of our owned MSRs to New Residential, where we would continue functioning as subservicer. Refer to "—Executive Summary" for a discussion of the time frame for executing any remaining transactions with New Residential.

Segment Metrics:

	September 30,
	2017	2016
	($ In millions)
Total Loan Servicing Portfolio:
Conventional loans	$140,515	$200,592
Government loans	9,344	23,415
Home equity lines of credit	1,623	3,876
Total Unpaid Principal Balance	$151,482	$227,883

Number of loans in owned portfolio (units)	45,677	588,700
Number of subserviced loans (units) (1)	648,108	475,877
Total number of loans serviced (units)	693,785	1,064,577

Weighted-average interest rate	3.9%	3.8%

Portfolio delinquency
% of UPB - 30 days or more past due	2.34%	2.24%
% of UPB - Foreclosure, REO and Bankruptcy	1.55%	1.75%
Units - 30 days or more past due	3.30%	3.22%
Units - Foreclosure, REO and Bankruptcy	2.08%	2.19%

Total Capitalized Servicing Portfolio:
Unpaid Principal Balance of capitalized MSRs owned	$8,906	$88,622
Unpaid Principal Balance of capitalized MSRs in secured borrowing arrangement (2)	51,465	—
Total Unpaid Principal Balance of capitalized servicing portfolio	$60,371	$88,622

Capitalized servicing rate	0.83%	0.73%
Capitalized servicing multiple	3.0	2.6
Weighted-average servicing fee (in basis points)	27	28

______________

(1)
For September 30, 2017, includes 376,551 units of New Residential subserviced loans that are accounted for as a secured borrowing arrangement based on our evaluation of the New Residential MSR sale agreement. Refer to "Asset Sales and Exit Programs" for additional information.

(2)	Represents MSRs sold to New Residential during 2017 that are accounted for as a secured borrowing arrangement. Refer to "—Asset Sales and Exit Programs" for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Total Loan Servicing Portfolio:
Average Portfolio UPB	$156,887	$229,969	$162,735	$230,479

Owned Capitalized Servicing Portfolio: (1)
Average Portfolio UPB	$21,842	$90,655	$53,964	$94,213
Payoffs and principal curtailments	614	5,335	7,249	14,102
Sales	4,570	246	17,086	742
 _____________

(1)	For 2017, balances exclude MSRs sold to New Residential that are accounted for as a secured borrowing arrangement. Refer to "—Asset Sales and Exit Programs" for additional information.

Segment Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Loan servicing income, net	$35	$39	$96	$138
Net interest expense	(12)	(10)	(27)	(31)
Other income	—	—	2	—
Net revenues	23	29	71	107

Salaries and related expenses	14	17	46	54
Foreclosure and repossession expenses	4	10	16	26
Professional and third-party service fees	10	9	25	27
Technology equipment and software expenses	4	4	11	12
Occupancy and other office expenses	2	4	8	13
Depreciation and amortization	1	—	2	2
Exit and disposal costs	—	—	2	—
Other operating expenses	25	37	75	79
Total expenses	60	81	185	213
Segment loss	$(37)	$(52)	$(114)	$(106)

Quarterly Comparison:  Mortgage Servicing segment loss was $37 million during the third quarter of 2017 compared to a loss of $52 million during the prior year quarter.  Net revenues decreased to $23 million, down $6 million or 21%, compared to the prior year quarter primarily driven by declines in our Loan servicing income, net from declines in our total loan servicing portfolio.  Total expenses decreased to $60 million, down $21 million or 26%, compared with the third quarter of 2016 primarily driven by declines in Salaries and related expenses and Foreclosure and repossession expenses, a lower Corporate overhead allocation and a lower provision for legal and regulatory matters in the third quarter of 2017.

Net revenues.  Servicing fees from our capitalized portfolio decreased to $8 million, down $59 million or 88%, compared to the prior year quarter driven by a 76% decrease in our average owned capitalized loan servicing portfolio.  This decline in our owned capitalized loan servicing portfolio was primarily due to our June and July 2017 sales of substantially all of Freddie Mac and Fannie Mae servicing to New Residential.

Subservicing fees were $17 million in both the third quarter of 2017 and 2016, as the average number of loans in our subserviced portfolio were relatively consistent. The insourcing and MSR sale actions of certain clients during the fourth quarter of 2016 were almost entirely offset from the average increase of subservicing units from the sale of Freddie Mac and Fannie Mae servicing to New Residential in June and July 2017, respectively.

During the third quarter of 2017, MSR yield on secured borrowing asset contributed $14 million to Loan servicing income, net, as a result of the sale of Freddie Mac and Fannie Mae servicing to New Residential in June and July 2017. This was entirely offset by $14 million of MSRs secured interest expense included within Net interest expense.

Late fees and other ancillary servicing revenue decreased by $3 million or 33% due to declining late fees and other servicing fees from a smaller overall portfolio. Loss on sale of MSRs was $3 million in the third quarter of 2017 as compared to zero in the prior year quarter, primarily due to transaction-related expenses from GNMA MSRs sold to Lakeview in 2017. Curtailment interest paid to investors decreased by $4 million due to the significant reduction of the owned capitalized portfolio from the New Residential sale, resulting in reduced payments to investors.

MSR valuation changes from actual prepayments of the underlying mortgage loans decreased by $28 million or 90%, primarily due to an 89% decrease in payoffs in our owned capitalized servicing portfolio compared to the prior year quarter. MSR valuation changes from actual receipts of recurring cash flows decreased by $5 million or 83%, primarily due to a 76% decrease in our average owned capitalized portfolio.

During the third quarter of 2017, Market-related fair value adjustments decreased the value of our MSRs by $3 million, which was primarily due to changes in interest rates. We also had no gain on MSR derivatives as we terminated all of our remaining MSR-related derivatives in connection with the MSR sale agreements in December 2016. During the third quarter of 2016, Market-related fair value adjustments decreased the value of our MSRs by $9 million, which was primarily due to a flattening of the yield curve. We also had $4 million of net losses on MSR derivatives, which was primarily attributable to changes in interest rates.

Net interest expense was $12 million during the third quarter of 2017, up $2 million, as compared to the third quarter of 2016. This was a result of the $14 million of MSRs secured interest expense in third quarter of 2017 discussed above, that was mostly offset by a $10 million decrease in Unsecured interest expense as a result of the July 2017 retirement of $496 million of Term notes.

Total expenses.  Salaries and related expenses decreased by $3 million or 18% compared to the prior year quarter primarily due to declines in average employee headcount.

Foreclosure and repossession expenses decreased by $6 million or 60% compared to the prior year quarter primarily due to lower foreclosure activity and improved delinquencies that were partially the result of the Lakeview GNMA MSR sale and other recent MSR sales of delinquent government loans.

Repurchase and foreclosure charges decreased by $2 million primarily due to higher expenses in the third quarter of 2016 that will not be reimbursed pursuant to mortgage insurance programs as well as higher exposure for legacy repurchase claims from certain private investors in the prior year quarter.

During the third quarter of 2017, we recorded a $2 million provision for legal and regulatory matters, as compared to an $11 million provision during the third quarter of 2016, driven by adjustments for negotiated settlements related to our legacy mortgage servicing practices and provisions for other matters.

Corporate overhead allocation decreased by $5 million compared to the prior year quarter primarily due to reduced professional fees for information technology shared services. See “—Other” for a more detailed discussion of expenses included in the Corporate overhead allocation.

Other expenses increased by $4 million compared to the prior year quarter primarily due to transaction-related expenses recorded in connection with the sale of servicing to New Residential.

Year-to-Date Comparison:  Mortgage Servicing segment loss was $114 million during the nine months ended September 30, 2017 compared to a loss of $106 million during the prior year.  Net revenues decreased to $71 million, down $36 million or 34%, compared to the prior year primarily driven by declines in our Loan servicing income, net from declines in our total loan servicing portfolio.  Total expenses decreased to $185 million, down $28 million or 13%, compared with the prior year primarily driven by declines in Salaries and related expenses, Foreclosure and repossession expenses, and Occupancy and other office expenses and a lower Corporate overhead allocation, that was partially offset by a higher provision for legal and regulatory matters incurred in 2017.

Net revenues.  Servicing fees from our capitalized portfolio decreased to $110 million, down $94 million or 46%, compared to the prior year driven by a 43% decrease in our average owned capitalized loan servicing portfolio.  This decline in our owned capitalized loan servicing portfolio was primarily due to our June and July 2017 sales of substantially all of Freddie Mac and Fannie Mae servicing to New Residential and our 2017 sales of GNMA servicing to Lakeview.

Subservicing fees decreased to $38 million, down $15 million or 28%, primarily driven by declines in the average subservicing units from the insourcing and MSR sale actions of certain clients during the fourth quarter of 2016 that was partially offset by the average increase of subservicing units from the sale of Freddie Mac and Fannie Mae servicing to New Residential in June and July 2017. While our total subservicing units increased as of September 30, 2017 versus the prior year, we did not realize a significant benefit during the nine months ended September 30, 2017 from the 391,000 subservicing unit additions from the MSRs sale to New Residential.

During the nine months ended September 30, 2017, MSR yield on secured borrowing asset contributed $15 million to Loan servicing income, net, as a result of the sale of Freddie Mac and Fannie Mae servicing to New Residential in June and July 2017. This was entirely offset by $15 million of MSRs secured interest expense included within Net interest expense.

Late fees and other ancillary servicing revenue decreased by $6 million or 22% due to declining late fees and other servicing fees from a declining overall portfolio. Loss on sale of MSRs was $16 million in the nine months ended September 30, 2017 as compared to $2 million in the prior year, primarily due to transaction-related expenses from the GNMA MSRs sold to Lakeview in 2017. Curtailment interest paid to investors decreased by $5 million due to the significant reduction of the owned capitalized portfolio from the New Residential sale, resulting in reduced payments to investors.

MSR valuation changes from actual prepayments of the underlying mortgage loans decreased by $39 million or 49% primarily due to a 50% decrease in payoffs in our owned capitalized servicing portfolio compared to the prior year. MSR valuation changes from actual receipts of recurring cash flows decreased by $2 million or 11% primarily due to a smaller average owned capitalized portfolio size compared to the prior year that was partially offset by higher average capitalized servicing rate.

During the nine months ended September 30, 2017, Market-related fair value adjustments decreased the value of our MSRs by $9 million, which was primarily due to a flattening of the yield curve. Negative market adjustments from interest rates were offset by the calibration of our modeled value using the pricing associated with the MSR sale commitments. We also had an insignificant net gain on MSR derivatives as we terminated all of our remaining MSR-related derivatives in connection with the MSR sale agreements in December 2016. During the nine months ended September 30, 2016, Market-related fair value adjustments decreased the value of our MSRs by $174 million, which was partially offset by $139 million of net gains on MSR derivatives from changes in interest rates. This activity was primarily attributable to a 57 basis point decline in the modeled primary mortgage rate and a flattening of the yield curve.

Net interest expense was $27 million during the nine months ended September 30, 2017, down $4 million, as compared to the prior year. This was primarily due to a $12 million decrease in Unsecured interest expense that was a result of the July 2017 retirement of $496 million of Term notes and a $5 million increase in Interest income that was a result of higher interest income from cash management activities related to our escrow accounts for our total servicing portfolio, as well as an increase in interest rates. This was partially offset by $15 million of MSRs secured interest expense in 2017 discussed above.

Other income was $2 million during the nine months ended September 30, 2017, as compared to zero in the prior year, as 2017 included fees earned from a client for assistance in complying with regulatory changes.

Total expenses.  Salaries and related expenses decreased by $8 million or 15% compared to the prior year primarily due to declines in average employee headcount and $2 million in severance incurred in 2016.

Foreclosure and repossession expenses decreased by $10 million or 38% compared to the prior year primarily due to lower foreclosure activity and improved delinquencies that were partially the result of the Lakeview GNMA MSR sale and other recent MSR sales of delinquent government loans.

Professional and third-party service fees decreased by $2 million or 7% compared to the prior year primarily driven by higher expenses incurred during 2016 related to compliance activities.

Occupancy and other office expenses decreased by $5 million from the prior year primarily due to reductions in printing and mailing expenses from declines in our total loan servicing portfolio, as well as reductions in our rent and related occupancy expenses as we vacated certain facilities in 2016.

Exit and disposal costs were $2 million for the nine months ended September 30, 2017 for severance and retention expenses related to Mortgage shared service employees as a result of the reorganization.

Corporate overhead allocation decreased by $13 million compared to the prior year primarily due to reduced professional fees for information technology shared services. See “—Other” for a more detailed discussion of expenses included in the Corporate overhead allocation.

Repurchase and foreclosure-related expenses decreased by $3 million compared to the prior year primarily due to higher expenses in 2016 that will not be reimbursed pursuant to mortgage insurance programs as well as higher exposure for legacy repurchase claims from certain private investors in the prior year.

During the nine months ended September 30, 2017, we recorded a $24 million provision for legal and regulatory matters, as compared to a $16 million provision during the nine months ended September 30, 2016, driven by adjustments for negotiated settlements related to our legacy mortgage servicing practices and provisions for other matters.

Other expenses increased by $4 million compared to the prior year primarily due to transaction-related expenses recorded in connection with the sale of servicing to New Residential.

Selected Income Statement Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Loan servicing income, net:
Loan servicing income:
Servicing fees from capitalized portfolio	$8	$67	$110	$204
Subservicing fees	17	17	38	53
MSR yield on secured asset (1)	14	—	15	—
Late fees and other ancillary servicing revenue	6	9	21	27
Loss on sale of MSRs	(3)	—	(16)	(2)
Curtailment interest paid to investors	—	(4)	(6)	(11)
Loan servicing income	$42	$89	$162	$271
Changes in fair value of owned mortgage servicing rights:
Actual prepayments of the underlying mortgage loans	$(3)	$(31)	$(40)	$(79)
Actual receipts of recurring cash flows	(1)	(6)	(17)	(19)
Market-related fair value adjustments	(3)	(9)	(9)	(174)
Changes in fair value of owned MSR asset	(7)	(46)	(66)	(272)
Change in fair value of MSRs secured asset (2)	(28)	—	(27)	—
Change in fair value of MSRs secured liability (2)	28	—	27	—
Net derivative (loss) gain related to MSRs	—	(4)	—	139
Total	$35	$39	$96	$138

Net interest expense:
Interest income	$4	$3	$13	$8
Secured interest expense	(2)	(3)	(6)	(8)
MSRs secured interest expense (1)	(14)	—	(15)	—
Unsecured interest expense	—	(10)	(19)	(31)
Total	$(12)	$(10)	$(27)	$(31)

Other operating expenses:
Corporate overhead allocation	$8	$13	$27	$40
Repurchase and foreclosure-related charges	5	7	7	10
Legal and regulatory reserves	2	11	24	16
Other expenses	10	6	17	13
Total	$25	$37	$75	$79
____________________

(1)	Related to the secured borrowing treatment of the 2017 sales of MSRs to New Residential, income in MSR yield on secured asset fully offsets the expense in MSRs secured interest expense.

(2)
Related to the secured borrowing treatment of the 2017 sales of MSRs to New Residential, the decrease to Change in fair value for MSRs secured asset fully offsets the increase to Change in fair value of MSRs secured liability. For both the three and nine months ended September 30, 2017, Changes in fair value of the secured asset and liability include offsetting $15 million in Actual prepayments of the underlying mortgage loans and $6 million in Actual receipts of recurring cash flows, with the remaining change consisting of Market-related fair value adjustments.

Other
We leverage a centralized corporate platform to provide shared services for general and administrative functions to our reportable segments.  These shared services include support associated with, among other functions, information technology, enterprise risk management, internal audit, human resources, accounting and finance and communications.  The costs associated with these shared general and administrative functions, in addition to the cost of managing the overall corporate function, are recorded within Other and allocated to our reportable segments through a corporate overhead allocation.  The Corporate overhead allocation to each segment is determined based upon the actual and estimated usage by function or expense category. Any net loss of the Other segment represents losses that are not allocated back to our reportable segments.
Results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Salaries and related expenses	$13	$16	$46	$47
Professional and third-party service fees	7	20	47	67
Technology equipment and software expenses	4	5	13	15
Occupancy and other office expenses	1	1	2	2
Depreciation and amortization	1	2	4	4
Exit and disposal costs	2	—	18	—
Other operating expenses:
Loss on early debt retirement	34	—	34	—
Other	3	2	8	7
Total expenses before allocation	65	46	172	142
Corporate overhead allocation:
Mortgage Production segment	(21)	(28)	(72)	(92)
Mortgage Servicing segment	(8)	(13)	(27)	(40)
Total expenses	36	5	73	10
Net loss before income taxes	$(36)	$(5)	$(73)	$(10)
Quarterly Comparison:  Net loss before income taxes was $36 million during the third quarter of 2017, compared to a loss of $5 million during the prior year quarter.  For the third quarter of 2017, the net loss primarily represents the Loss on early debt retirement associated with the July extinguishment of the majority of our Term notes due in 2019 and 2021.
Total expenses. Total expenses before allocations increased to $65 million, as compared to $46 million in the prior year quarter. Salaries and related expenses decreased by $3 million resulting from the decline in our average employee headcount as a result of the reorganization.
Professional and third-party service fees decreased to $7 million, down $13 million as compared to the prior year quarter. This decrease was primarily due to a $7 million decrease in information technology expenses as a result of higher costs in the third quarter of 2016 associated with the modernization and enhanced security of our information technology systems and implementing new compliance requirements in our origination business. There was also a reduction of costs associated with the strategic review of $6 million.
Exit and disposal costs of $2 million in the third quarter of 2017 are a result of existing retention awards for Other shared services employees impacted by our exit activities and professional fees related to system decommissioning projects.
Loss on early debt retirement was $34 million in the third quarter of 2017 as a result of the July 2017 extinguishment of $496 million of Term notes due in 2019 and 2021.
Year-to-Date Comparison:  Net loss before income taxes was $73 million for the nine months ended September 30, 2017, compared to a loss of $10 million during the prior year.  For the nine months ended September 30, 2017, the net loss primarily represents our Loss on early debt retirement, strategic review costs and Exit and disposal costs resulting from our reorganization of our operations to subservicing and portfolio retention services.

Total expenses. Total expenses before allocations increased to $172 million, up $30 million, or 21%, compared to the prior year. Professional and third-party service fees declined to $47 million, down $20 million, or 30%, compared to the prior year. This decrease was primarily due to a $26 million decrease in information technology expenses as a result of higher costs during 2016 associated with the modernization and enhanced security of our information technology systems and implementing new compliance requirements in our origination business. This was partially offset by an increase of $8 million in strategic review costs.
For the nine months ended September 30, 2017, Exit and disposal costs was $18 million, primarily driven by severance and retention expenses for Other shared services employees impacted by our exit activities.
Loss on early debt retirement was $34 million in 2017 as a result of the July 2017 extinguishment of $496 million of Term notes due in 2019 and 2021.

RISK MANAGEMENT

We are exposed to various business risks which may significantly impact our financial results including, but not limited to: (i) interest rate risk; (ii) consumer credit risk; (iii) counterparty and concentration risk; (iv) liquidity risk; and (v) operational risk.

During the nine months ended September 30, 2017, there have been no significant changes to our liquidity risk or operational risk.  Refer to "—Liquidity and Capital Resources" for discussion of changes to our liquidity position. In addition, as of September 30, 2017, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties with respect to our derivative transactions.

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

Consumer Credit Risk

We are not subject to the majority of the credit-related risks inherent in maintaining a mortgage loan portfolio because we do not hold loans for investment purposes.  Our exposure to consumer credit risk primarily relates to loan repurchase and indemnification obligations from breaches of representation and warranty provisions of our loan sale or servicing agreements, which result in indemnification payments or exposure to loan defaults and foreclosures. We subject the population of repurchase and indemnification requests received to a review and appeal process to establish the validity of the claim and corresponding obligation.

We have established a loan repurchase and indemnification liability for our estimate of exposure to losses related to our obligation to repurchase or indemnify investors for loans sold, which as of September 30, 2017 was $38 million.  Given the inherent uncertainties involved in estimating losses associated with future repurchase and indemnification requests, there is a reasonable possibility that future losses may be in excess of the recorded liability.  As of September 30, 2017, the estimated amount of reasonably possible losses in excess of the recorded liability was approximately $10 million, which relates to our estimate of repurchase and foreclosure-related charges that may not be reimbursed pursuant to government mortgage insurance programs or in the event we do not file insurance claims.

See Note 11, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding loan repurchase and indemnification requests and our repurchase and foreclosure-related reserves.

Counterparty and Concentration Risk
Production. For the nine months ended September 30, 2017, our mortgage loan originations were derived from our relationships with significant counterparties as follows:

•	29% through the Real Estate channel, from our relationships with Realogy and its affiliates;

•	28% through our PLS relationship with Morgan Stanley Private Bank, N.A. ("Morgan Stanley"); and

•	13% through our PLS relationship with HSBC Bank USA ("HSBC").
In November 2016, as an outcome of our strategic review process, we announced our intentions to exit our PLS business, which represented 71% of our total closing volume (based on dollars) for the nine months ended September 30, 2017. In February 2017, we entered into an agreement to sell certain assets of HL, which constitutes substantially all of our Real Estate channel, and during the third quarter of 2017, we completed the first two deliveries of the total five expected location transfers under this agreement. In October 2017, we completed the third location transfer under the agreement. The Real Estate channel represented 29% of our total closing volume (based on dollars) for the nine months ended September 30, 2017. If the asset sales of HL are successfully completed, our remaining mortgage loan origination business will consist of portfolio retention. There can be no assurances that our closing volumes, agreements or relationships will not be subject to further change.
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
Servicing. During the nine months ended September 30, 2017, there have been no significant changes to our total servicing portfolio's geographic, delinquency, and agency concentration risks, as previously outlined in our 2016 Form 10-K. Since the majority of the transactions under the MSR sale agreements have been completed, our servicing platform at the end of the third quarter consists primarily of subserviced loans. Our Mortgage Servicing segment has exposure to concentration risk and client retention risk with respect to our subservicing agreements. Our subservicing concentration by units as of September 30, 2017 is as follows: 58% from New Residential, 18% from Pingora Loan Servicing, LLC, 8% from HSBC and 6% from Morgan Stanley.
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
For further discussion of concentration risks related to our subservicing agreements, see “Part II—Item 1A. Risk Factors—Risks Related to Our Strategies—Our remaining business will be focused on subservicing activities, and we have significant client concentration risk related to the percentage of subservicing from agreements with New Residential Investment Corp. and Pingora Loan Servicing, LLC. Further, the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time, or upon the occurrence of certain time-based events. ” in this Form 10-Q.

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

Throughout 2017, we are focused on completing asset sales, exiting certain business platforms, and completing returns of capital to our shareholders in order to transition to a capital-light business model. We have been continually assessing our available excess cash based on the total proceeds realized from our MSR sales, the value realized from our HL joint venture, the progress towards executing of our PLS exit, transaction, restructuring and PLS exit costs, and the working capital and contingency needs for the remaining business. Based on such assessments, throughout 2017, we have been continually making significant distributions to our shareholders and reducing our unsecured debt profile, to evolve our capital structure towards our targeted levels for our future business.

We started the year with $906 million of cash as of December 31, 2016, which includes $67 million of cash in variable interest entities. Through the end of the third quarter, significant cash activities include:

•
$700 million of cash inflows realized from our asset sales, which includes $686 million from our sales of MSRs plus sale or collection of related advances and $14 million of net inflows from our HL asset sales;

•
$222 million of cash outflows incurred related to our business exits, transactions and legacy legal matters, including $95 million related to our PLS operating losses, reengineering and exit programs, $47 million of costs for MSR transactions and strategic review professional fees, and we have paid $80 million in legal and regulatory settlements;

•	$301 million returned to our shareholders through share repurchases (see detail below); and

•	$524 million aggregate paid to complete a debt tender offer for $496 million principal of our term notes. After the tender, note principal of $119 million remains outstanding.
Through those actions, and the net changes in funding our operations, our total unrestricted cash position as of September 30, 2017, is $494 million, which includes $60 million of cash in variable interest entities.
For our remaining asset sales and re-engineering spend, we expect to complete the remaining HL asset sales in the fourth quarter and are beginning to monetize our residual assets; however, the time frame for executing the remaining MSR sale transactions has been extended due to the complexity of the consent process, the number of parties involved, and the depth of investor and trustee due diligence, as discussed further in "—Executive Summary". We have identified further estimated uses of our cash over the next 12 months which, include $116 million related to the exit of the PLS business, including expected operating losses and costs to complete the exit, $26 million for costs associated with re-engineering and transitioning our business and $11 million for payment of MSR transaction costs and strategic review advisory, legal and professional fees. Further, we intend to maintain excess cash to cover contingencies, which include $58 million related to our legal and regulatory reserves, and $40 million related to other contingencies for mortgage loan repurchases, MSR sale agreement indemnifications, and other contingencies. In addition, we expect to pay cash taxes for 2017, and we would utilize any remaining proceeds from the MSR sales to repay borrowings under our servicing advance facility.

Based on our current assessment of our available excess cash, exclusive of any additional MSR sales, our Board of Directors has provided a new authorization for up to $100 million of share repurchases. We have no obligation to repurchase shares under this authorization, and any share repurchase program may be extended, modified, suspended or discontinued at any time. The number, timing, and purchase price of any shares will be at management’s discretion and based on an evaluation of a number of factors, including but not limited to general market and economic conditions, the trading price of the common stock, and regulatory requirements. See further discussion of risks specific to the repurchase program at “Part II—Item 1A. Risk Factors—Risk Related to our Common Stock—Our decision to return cash to shareholders through stock repurchases may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders." in this Form 10-Q.

The method, timing and amount of additional returns of capital to shareholders, if any, beyond the initiatives announced to date will be largely dependent on completing additional MSR sales and will depend on several factors including market and business conditions and the trading price of our common stock, total proceeds realized from our MSR sales, the value realized from HL joint venture, the successful execution of our PLS exit, the resolution of our outstanding legal and regulatory matters, the successful completion of other restructuring activities, and the working capital requirements and contingency needs for the remaining business. There can be no assurances we will complete any further return of capital to our shareholders. For more information, see “Part II—Item 1A. Risk Factors—Risks Related to our Common Stock—Our decision to return cash to shareholders through stock repurchases may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders." in this Form 10-Q and “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—The amount of capital returned to shareholders, if any, as a result of our strategic actions may be less than our expectations. Furthermore, there can be no assurances about the method, timing or amounts of any such distributions." in our 2016 Form 10-K.

Completed Share Repurchases: In May 2017, our Board of Directors authorized up to $100 million in open market share repurchases as an initial action in our plan to return capital to shareholders. In July 2017, our Board of Directors increased the amount of authorized share repurchases to up to an aggregate $300 million. From May through early August 2017, we completed the repurchase of 2,450,466 shares for $34 million under an open market program. In August 2017, the Company announced the commencement of a modified “Dutch auction” self-tender offer to purchase shares of its common stock for an aggregate amount of up to $266 million in cash, with the right to purchase an additional 2% of its outstanding shares for an additional purchase price. In September 2017, we completed the repurchase of 18,762,962 shares for $267 million under this program.

Unencumbered Assets: As of September 30, 2017, a significant portion of our assets are under financing arrangements or are subject to sale commitments. The following table identifies the Total assets on our Condensed Consolidated Balance Sheets that are unencumbered:

	Total Assets	Collateral for Asset-backed Borrowing Arrangements	Sale Commitments	Other	Unencumbered Assets
	(In millions)
Cash and cash equivalents	$494	$—	$—	$—	$494
Restricted cash	52	20	—	32	—
Mortgage loans held for sale	590	502	—	—	88
Accounts receivable, net	94	—	—	—	94
Servicing advances, net	413	80	65	228	40
Mortgage servicing rights	500	—	43	440	17
Property and equipment, net	24	—	—	—	24
Deferred taxes, net	80	—	—	80	—
Other assets	54	—	—	1	53
Total assets	$2,301	$602	$108	$781	$810

Total Servicing advances committed to be transferred under our MSR sale agreements of $145 million as of September 30, 2017 includes both advances that are presently collateral for asset-backed borrowing arrangements and amounts that are self-funded. Therefore, the Servicing advances committed under MSR sale agreements appears in both columns of the table above.

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

•	Deferred taxes represent the future tax asset generated upon reversal of the differences between the tax basis and book basis of certain of the Company's assets.

Cash Flows

The following table summarizes the changes in Cash and cash equivalents:

	Nine Months Ended September 30,
	2017	2016	Change
	(In millions)
Cash provided by (used in):
Operating activities	$(3)	$20	$(23)
Investing activities	140	117	23
Financing activities	(549)	(47)	(502)
Net (decrease) increase in Cash and cash equivalents	$(412)	$90	$(502)

Operating Activities

Our cash flows from operating activities reflect the net cash generated or used in our business operations and can be significantly impacted by the timing of mortgage loan originations and sales.  The operating results of our businesses are also impacted by significant non-cash activities which include: (i) the capitalization of mortgage servicing rights in our Mortgage Production segment; (ii) the change in fair value of mortgage servicing rights and MSRs secured liability in our Mortgage Servicing segment; and (iii) the recognition of deferred income tax benefits as a result of the timing of income recognition for accounting and tax purposes for certain servicing rights.

During the nine months ended September 30, 2017, cash used in our operating activities was $3 million, which was primarily driven by operating losses primarily in our PLS business, cash used for strategic review costs and payments associated with settlements of legal and regulatory matters. This was mostly offset by the impact of net collections of Servicing advances and timing differences between the origination and sale of mortgages as Mortgage loans held for sale decreased between December 31, 2016 and September 30, 2017.

During the nine months ended September 30, 2016, cash provided by our operating activities was $20 million which was primarily driven by operating benefits from amendments to our private label and subservicing agreements that were partially offset by cash expenses related to the re-engineering efforts and our strategic review.

Investing Activities

Cash flows from investing activities include cash flows related to collateral postings or settlements of our MSR derivatives, proceeds on the sale of mortgage servicing rights and servicing advances, proceeds on asset sales, purchases of property and equipment and changes in the funding requirements of restricted cash.

During the nine months ended September 30, 2017, cash provided by our investing activities was $140 million, which was driven by $153 million of cash received from the proceeds on the sale of MSRs and related servicing advances, including the GNMA MSR sales to Lakeview and $28 million of cash received from the HL asset sales, that was partially offset by $45 million of net cash paid for MSR derivatives settled in the first quarter of 2017 as substantially all of our MSR derivatives were terminated in December 2016 in connection with the MSR sale agreements.

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

During the nine months ended September 30, 2017, cash used in our financing activities was $549 million, which primarily related to $524 million of cash paid to complete the tender offer of our Term Notes due in 2019 and 2021 including the early tender premium, $301 million used to retire shares in our open market share repurchase program, $119 million of net payments on our secured borrowings primarily resulting from the decreased funding requirements for Mortgage loans held for sale and Servicing advances that were partially offset by $420 million of proceeds from the sales of our MSRs to New Residential that were treated as a secured borrowing arrangement.

During the nine months ended September 30, 2016, cash used in by our financing activities was $47 million which primarily related to $18 million of net payments on secured borrowings resulting from decreased funding requirements for servicing advances and mortgage loans held for sale and $23 million used to retire shares in our open market share repurchase program.

Debt
The following table summarizes our Debt as of September 30, 2017:

	Outstanding Balance	Collateral(1)
	(In millions)
Warehouse facilities	$483	$508
Servicing advance facility	52	94
Unsecured debt, net	118	—
Total	$653	$602

_________________

(1)	Assets held as collateral are not available to pay our general obligations.

See Note 9, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our debt covenants and other components of our debt.

Warehouse Facilities

We utilize both committed and uncommitted warehouse facilities, and we evaluate our capacity need under these facilities based on forecasted volume of mortgage loan closings and sales. During the nine months ended September 30, 2017, we reduced the aggregate committed capacity of our facilities in response to our expected saleable production volume and to reduce expenses associated with the facilities.

Mortgage warehouse facilities consisted of the following as of September 30, 2017:

	Total Capacity	Outstanding Balance	Available Capacity(1)	Maturity Date
	(In millions)
Debt:
Committed facilities:
Wells Fargo Bank, N.A.	$350	$223	$127	12/1/2017
Bank of America, N.A.	150	120	30	12/29/2017
Barclays Bank PLC	100	62	38	1/31/2018
Committed warehouse facilities	600	405	195
Uncommitted facilities:
Fannie Mae	200	78	122	n/a
Barclays Bank PLC	100	—	100	n/a
Total	$900	$483	$417

Off-Balance Sheet Gestation Facilities:
Uncommitted facilities:
JP Morgan Chase Bank, N.A.	$150	$—	$150	n/a

___________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions and covenants of the respective agreements and may be further limited by asset eligibility requirements.

Servicing Advance Funding Arrangements

As of September 30, 2017, there are $413 million of Servicing advance receivables, net on our Condensed Consolidated Balance Sheets, including $133 million from our own funds, and the remainder funded as outlined below:

	Total Capacity	Outstanding Balance	Available Capacity(1)	Maturity Date
	(In millions)
Debt:
Servicing Advance Receivables Trust (2)	$65	$52	$13	3/15/2018
Subservicing advance liabilities:
Client-funded amounts	n/a	228	n/a	n/a
Total		$280
__________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)	On September 8, 2017, the aggregate maximum principal amount of the facility was reduced by $35 million to $65 million at our request.

Unsecured Debt

Unsecured borrowing arrangements consisted of the following as of September 30, 2017:

	Balance at Maturity (1)	Outstanding Balance	Maturity Date
	(In millions)
7.375% Term notes due in 2019	$97	$97	9/1/2019
6.375% Term notes due in 2021	22	21	8/15/2021
Total	$119	$118	0
 __________________

(1)
On June 19, 2017, we commenced tender offers to purchase for cash any and all of the Senior Notes due in 2019 and 2021. On July 3, 2017, we repaid $178 million of the 2019 Notes and $318 million of the 2021 Notes for an aggregate $524 million in cash, plus accrued interest. On July 17, 2017, upon expiration of the tender offer, the amount of notes repaid was not significant. We recognized a loss of $34 million in Other Operating Expenses in the Condensed Consolidated Statements of Operations related to this debt retirement during the three and nine months ended September 30, 2017.

As of November 1, 2017, our credit ratings on our senior unsecured debt were as follows:

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

The following table summarizes the estimated change in the fair value of our Mortgage pipeline, Mortgage servicing rights, Mortgage servicing rights secured liability and unsecured debt that are sensitive to interest rates as of September 30, 2017 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
	(In millions)
Mortgage pipeline
Mortgage loans held for sale	$11	$7	$4	$(4)	$(9)	$(20)
Interest rate lock commitments (1)	9	7	4	(5)	(10)	(23)
Forward delivery commitments (1)	(22)	(14)	(8)	9	18	40
Option contracts (1)	—	—	—	—	2	4
Total Mortgage pipeline	(2)	—	—	—	1	1

MSRs and related secured liability
Mortgage servicing rights owned (2)	(16)	(8)	(4)	3	6	11
Mortgage servicing rights secured asset (3)	(132)	(63)	(30)	27	52	93
MSRs secured liability (3)	132	63	30	(27)	(52)	(93)
Total MSRs and related secured liability	(16)	(8)	(4)	3	6	11

Unsecured term debt	(3)	(1)	(1)	1	1	3
Total, net	$(21)	$(9)	$(5)	$4	$8	$15
__________________

(1)	Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

(2)
During 2017, we ended our MSR-related derivative hedge coverage as a result of our sale agreement with New Residential that fixes the prices we expect to realize at future transfer dates. We do not expect changes in interest rates to substantially impact the fair value of owned MSRs since our determination of fair value at September 30, 2017 considers the committed pricing of MSR sale agreements, which is for the majority of our remaining owned MSRs. For further discussion of those agreements and other requirements that must be met to complete such sales, see Note 4, 'Servicing Activities' in the accompanying Notes to Condensed Consolidated Financial Statements.

(3)
During 2017, we sold a substantial amount of MSRs to New Residential. These transfers were accounted for as a secured borrowing, and accordingly, the MSRs remained on the balance sheet with the recognition of an offsetting MSRs secured liability, which has a fair value of $440 million as of September 30, 2017.  The interest rate sensitivity of this secured borrowing is reflected within Mortgage servicing rights secured asset and MSRs secured liability, and any changes in fair value are expected to fully offset.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Strategies

Our remaining business will be focused on subservicing activities, and we have significant client concentration risk related to the percentage of subservicing from agreements with New Residential Investment Corp. and Pingora Loan Servicing, LLC. Further, the terms of a substantial portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf at any time, or upon the occurrence of certain time-based events.

Our subservicing portfolio is subject to runoff, meaning that the loans serviced by us under subservicing agreements may be repaid in full prior to maturity. Additionally, the owners of the servicing rights may elect to sell their MSRs related to some or all of the loans we subservice on their behalf, which could lead to a termination of our subservicing agreements with respect to such loans, resulting in a decrease in our revenues from subservicing. As a result, our subservicing portfolio will continue to shrink as our current additions through flow sales and portfolio retention are insufficient to offset the current level of runoff. Our ability to maintain the size of our subservicing portfolio depends on our ability to enter into agreements for additional subserviced populations with new or existing clients. In addition, our ability to generate revenue from our subservicing platform and transition our business to be primarily focused on subservicing and portfolio retention is highly dependent on the success of our business relationships with our significant clients.

Client Concentration Risk. We have significant client concentration risk related to the percentage of our subservicing portfolio that are under agreements with a small group of clients. As of September 30, 2017, 58% and 18% of our subservicing portfolio (by units) related to significant client relationships with New Residential and Pingora Loan Servicing, LLC, respectively. Further, we have other client relationships that may be negatively impacted by our exit of the PLS origination channel, including with HSBC and Morgan Stanley who have been PLS clients, and such clients may elect to transfer their subservicing relationships to other counterparties upon sourcing a new origination services provider.

Termination Rights. Our subservicing agreement with New Residential became effective in June 2017 upon the initial transfer of MSRs under the sale agreement, and the subservicing agreement contains a three-year initial subservicing term. However, in addition to having the right to terminate the subservicing contract with respect to any MSRs sold by New Residential, New Residential has the right to transfer to another servicer, without cause, 25% of the subservicing units in the second year of the subservicing contract, and an additional 25% of the subservicing units in the third year of the contract. In addition, the terms of a substantial portion of our other subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause, or to otherwise significantly decrease the number of loans we subservice on their behalf, at any time, without cause, and with limited notice and negligible compensation. In recent periods, we have experienced client-driven reductions in our subservicing portfolio. Further terminations or material reductions in our subservicing portfolio would adversely affect our business, financial condition, results of operations and cash flows.

Our portfolio retention business is exposed to the same client concentration and termination risks as subservicing, as our portfolio retention agreements cease upon the termination of the related client subservicing relationship.

Risks Related to our Common Stock
Our decision to return cash to shareholders through stock repurchases may not prove to be the best use of our capital or result in the effects we anticipated, including a positive return of capital to stockholders.

During 2017, we repurchased 21,213,428 shares of Common stock for an aggregate $301 million through an open market repurchase program and modified "Dutch" auction tender offer.  These repurchases reduced our public float, which is the number of shares of our Common stock that are owned by non-affiliated stockholders and available for trading in the securities markets, which may reduce the volume of trading in our shares and result in reduced liquidity and, potentially, lower trading prices. We funded the tender offer with available cash, which burdens our liquidity and prevents us from using the cash for other corporate purposes.

We have an additional authorization to repurchase up to an additional $100 million of our Common stock. The execution of share repurchases will be at management's discretion and based on an evaluation of a number of factors, including but not limited to general market and business conditions, the trading price of our common stock and regulatory requirements. We have no obligation to repurchase shares under this authorization, and any share repurchase program may be extended, modified, suspended or discontinued at any time.  Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock and our overall capital structure and liquidity position, including investments to grow the business and amounts for key cash requirements.

There can be no assurances that our stock repurchases will have the effects we anticipated.  Our stock repurchases may not return value to stockholders because the market price of our stock may decline significantly below the levels at which we repurchased shares of Common stock. Our stock repurchases are intended to deliver stockholder value over the long-term, but the price we paid for shares in the tender offer may be dilutive and may not be the best use of our capital.  There can be no assurance that any past or future repurchases will have a positive impact on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents our share repurchase activity for the quarter ended September 30, 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or program
July 1, 2017 to July 31, 2017 (1)	574,129	$13.98	574,129	$268,015,384
August 1, 2017 to August 31, 2017 (1)	115,373	13.86	115,373	266,416,268
September 1, 2017 to September 30, 2017 (2)	18,762,962	14.25	18,762,962	—
Total	19,452,464	$14.24	19,452,464	$—
______________

(1)
On May 3, 2017, our Board of Directors authorized up to $100 million in open market purchases. On July 27, 2017, our Board of Directors authorized an increase in share repurchases of our common stock from $100 million to up to $300 million in the aggregate. We repurchased 689,502 shares through open market repurchases during July and early August 2017.

(2)
On August 11, 2017, we announced the commencement of a modified "Dutch auction” self-tender offer to purchase up to $266 million of our common stock. We elected to exercise our right to purchase up to an additional 2% of its outstanding shares without amending or extending the tender offer. We repurchased 18,762,962 shares through this tender offer on September 15, 2017.

On November 5, 2017, our Board of Directors provided an authorization for up to $100 million of additional share repurchases.

All shares received under the share repurchase programs are retired upon receipt and are reported as a reduction of shares issued and outstanding, and the cash paid is recorded as a reduction of stockholders' equity in the Condensed Consolidated Balance Sheets. For more information about our repurchase activity and about additional repurchases authorized by our Board of Directors, see “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of November, 2017.

PHH CORPORATION

By:	/s/ Robert B. Crowl
Robert B. Crowl
President and Chief Executive Officer

By:	/s/ Michael R. Bogansky
Michael R. Bogansky
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference

10.1†, **	Form of First Amendment to 2017 Cash Performance Incentive Award Pursuant to the PHH Corporation 2014 Equity And Incentive Plan.	Filed herewith.

10.2†, **	Form of First Amendment to the PHH Management Incentive Plan 2017 Award Notice.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
________________

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

**
Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the SEC.