Form 10-K/A
period 2017-12-31
PHH CORP
filed 2018-04-23
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1 to Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File No. 1-7797

PHH CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	52-0551284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3000 LEADENHALL ROAD MT. LAUREL, NEW JERSEY	08054 (Zip Code)
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

As of April 18, 2018, 32,557,494 shares of PHH Common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A is being filed with respect to PHH Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018 (the “Form 10-K”).  This Amendment is filed solely for the purpose of including the information required by Part III of Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with this Amendment, our Chief Executive Officer and Chief Financial Officer are providing Exchange Act Rule 13a-14(a) certifications as included herein. Accordingly, Item 15(a)(3) and (b) of Part IV has also been amended to reflect the filing of these new certifications.

Except for the changes to Part III and the filing of related certifications in Part IV, Item 15(b), this Amendment makes no changes to the Form 10-K.   For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have amended and restated Items 10 through 14 of the Form 10-K in their entirety.  This Amendment does not does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events.  Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Form 10-K was filed.

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Amendment are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements.  Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.”

You should understand that forward-looking statements are not guarantees of performance or results and are preliminary in nature.  Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors and additional risks listed and discussed in our periodic reports filed with the U.S. Securities and Exchange Commission, including our Form 10-K under the heading “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”.  The Form 10-K is available in the “Investors-SEC Reports” section of our website at http://www.phh.com and is also available at http://www.sec.gov.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Our Board of Directors (the “Board”) is currently comprised of seven directors. Each director will hold office until our next annual meeting of shareholders and until his or her successor has been duly elected and qualified, or until the director’s earlier resignation, death or removal.

During the past ten years, none of PHH or its current directors has (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.  In addition, during the past ten years (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our current directors, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our current directors and (iii) none of our current directors was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity.  All of the directors of PHH listed below are U.S. citizens.

Our directors as of April 18, 2018, and the ages of such directors at such date, were as follows:

Jane Carlin, age 62, director since September 2012.  Ms. Carlin currently serves as President of Jane Carlin Consulting, LLC and as a director of The Hanover Insurance Group, iShares Inc. and iShares Trust.  Ms. Carlin served as a director of Astoria Financial Corporation and its wholly owned subsidiary, Astoria Bank, from January 2014 until February 2015.  Ms. Carlin previously served as a Managing Director and Global Head of Operational Risk, Business Continuity Planning, Information Security and New Product Approvals of the Morgan Stanley Group from 2006 until 2012. Ms. Carlin also served as Chairperson of the Financial Services Sector Coordinating Counsel for Critical Infrastructure Protection and Homeland Security from 2010 until 2012 and as Vice Chair from 2009 until 2010. From 2003 to 2006, she was with Credit Suisse Group as Managing Director and Global Head of Credit Suisse’s Operational Risk Oversight Department. From 1987 until 2003, Ms. Carlin held a series of progressively responsible positions at the Morgan Stanley Group, including Managing Director, Deputy General Counsel and Head of Legal for Global Sales and Trading.

Committees: Ms. Carlin is the chair of the Corporate Governance Committee and a member of the Audit Committee.

Robert B. Crowl, age 54, President and Chief Executive Officer, since June 2017.  Mr. Crowl served as the Executive Vice President and Chief Financial Officer of the Company from May 3, 2012 until March 29, 2017, at which time he was appointed Executive Vice President and Chief Operating Officer. Mr. Crowl assumed the role of President and Chief Executive Officer of the Company at the 2017 Annual Meeting of Stockholders. Prior to joining the Company, Mr. Crowl served as Executive Vice President and Chief Financial Officer at Sun Bancorp, Inc. and its wholly owned subsidiary, Sun National Bank, since 2010. From 2009 to 2010, Mr. Crowl performed consulting services for small banks and private equity firms through RBC Solutions, LLC. From 1998 to 2009, Mr. Crowl served in various capacities at National City Corporation, including Executive Vice President and Chief Operating Officer of National City Mortgage from 2007 to 2009, Senior Vice President and Corporate Comptroller from 2004 to 2007, and Senior Vice President of Asset/Liability and Securitization Manager from 1998 to 2004. From 1986 to 1998, Mr. Crowl served in various capacities at Crestar Bank.

James O. Egan, age 69, Non-Executive Chairman of the Board; director since March 2009.  Mr. Egan served as a Managing Director of Investcorp International, Inc., an alternative asset management firm specializing in private equity, hedge fund offerings, real estate and technology investments, from 1998 through 2008. Mr. Egan was the partner-in-charge, M&A Practice, U.S. Northeast Region for KPMG LLP from 1997 to 1998 and served as the Senior Vice President and Chief Financial Officer of Riverwood International, Inc. from 1996 to 1997. Mr. Egan began his career with PricewaterhouseCoopers (formerly Coopers & Lybrand) in 1971 and served as partner from 1982 to 1996 and a member of the Board of Partners from 1995 to 1996. Mr. Egan possesses over forty years of business experience involving companies of varying sizes from start-ups to Fortune 500 public companies operating across numerous industries, including twenty-five years of public accounting experience having served as lead audit partner involved in the audits of annual financial statements of numerous public companies. He also has ten years of private equity experience working with portfolio companies in the US and Europe to create shareholder value. Mr. Egan currently serves as a director, chair of the audit committee and member of the nominating and governance committee of New York & Company, Inc.

Committees:  Mr. Egan is a member of the Audit Committee.

James C. Neuhauser, age 59, director since June 2017.  Mr. Neuhauser serves as a senior managing director in the private capital group of Stifel Nicolas & Company’s investment banking practice.  He has also served as a managing member of Turtlerock Capital, LLC, a real estate fund investing in luxury homes in Los Angeles, since 2009.  From 2011 to 2016, Mr. Neuhauser was the Chief Investment Officer at FBR Capital Markets & Co., managing a proprietary investment portfolio that averaged $80 million over the five year period. At FBR Capital Markets & Co., Mr. Neuhauser also served as Head of the Commitment Committee for ten years and Head of Investment Banking for five years. From 1986 to 1993, he was employed by Trident Financial Group, where he provided financial and mergers and acquisitions advisory services to financial institutions. Mr. Neuhauser has been a CFA Charterholder since 1990.  Mr. Neuhauser is a director of FAT Brands, Inc., a multi-brand restaurant franchising company.

Committees:  Mr. Neuhauser is a member of the Audit Committee and the Human Capital and Compensation Committee.

Charles P. Pizzi, age 67, director since January 2012.  Mr. Pizzi was a member of the Board of Directors of the Federal Reserve Bank of Philadelphia from 2006 through 2011 and served as its Chairman from 2010 through 2011. He served as the President and Chief Executive Officer of Tasty Baking Company from 2002 until its merger with Flowers Foods, Inc. in 2011. From 1989 to 2002, Mr. Pizzi was the President and Chief Executive Officer of the Greater Philadelphia Chamber of Commerce. Mr. Pizzi currently serves on the boards of Brandywine Realty Trust, Pennsylvania Real Estate Investment Trust, FS Energy & Power Fund and FS Global Credit Opportunities Fund.

Committees:  Mr. Pizzi is the chair of the Human Capital and Compensation Committee and a member of the Corporate Governance Committee.

Kevin Stein, age 56, director since June 2017.  Mr. Stein is Chief Executive Officer of Resolution Analytica Corp., a buyer of commercial judgments, and an operating adviser of KCK-US, Inc., a private equity firm. Mr. Stein was previously a Managing Director in the Financial Institutions Group of Barclays advising banks, specialty finance companies and financial sponsors until 2016. Prior to joining Barclays in 2011, Mr. Stein was a Partner at FBR Capital Markets & Co. advising banks and specialty finance companies and was Group Head of the Depository Practice. From 1994 to 2004, Mr. Stein was an executive of GreenPoint Financial Corporation, a $25 billion bank holding company based in New York City.  Mr. Stein is a board member of Dime Community Bancshares, Inc., a Brooklyn, New York-based commercial community bank.

Committees:  Mr. Stein is a member of the Corporate Governance Committee and the Human Capital and Compensation Committee.

Carroll R. Wetzel, Jr., age 74, director since January 2010.  Mr. Wetzel previously served as Vice Chairman and lead director at Arch Wireless from 2001 through 2002; as non-executive Chairman of the Board of Directors of Safety Components International from 2000 to 2005; as a director of Laidlaw International, Inc. from 2004 to 2007; as a director of Brink’s Home Security Holdings, Inc. from 2008 to 2010; as a director of The Brink’s Company during 2008; and as director of Exide Technologies, Inc. from 2004 to 2015. Before that, he spent approximately 20 years working in investment banking and corporate finance. From 1988 to 1996, Mr. Wetzel served as head of the Merger and Acquisition Group at Chemical Bank and following its merger with Chase Manhattan Bank, as co-head of the Merger and Acquisition Group.  He also previously served as a corporate finance officer at Dillon Read & Co., Inc. and Smith Barney.

Committees: Mr. Wetzel is the chair of the Audit Committee and a member of the Human Capital and Compensation Committee.

Agreement with EJF

On April 28, 2017, the Company entered into an agreement (the “EJF Agreement”) with EJF Capital LLC, EJF Debt Opportunities Master Fund, L.P. and EJF Debt Opportunities GP, LLC (collectively, “EJF”).   Based on EJF’s amended Schedule 13D filed March 17, 2017, EJF and its affiliates beneficially owned, at the time the EJF Agreement was entered into, an aggregate of approximately 9.9% of the Company’s common stock.  Under the terms of the EJF Agreement, the Company agreed to nominate Mr. Neuhauser and Mr. Stein for election to the Board at the 2017 Annual Stockholders Meeting.   The Company also agreed pursuant to the EJF Agreement to cause each of the Board’s committees to include at least one of Messrs. Neuhauser or Stein during the applicable commitment period.  Under the terms of the EJF Agreement, EJF agreed to vote the shares of the Company’s common stock that it beneficially owned in favor of the Company’s nominees for election at the 2017 Annual Stockholders Meeting.

Director Nominations

Any stockholder may nominate one or more persons for election as one of our directors at the annual meeting of stockholders or at any special meeting of stockholders called for the purpose of electing directors if the stockholder complies with the notice, information and consent provisions contained in our Amended and Restated By-Laws, as amended.

EXECUTIVE OFFICERS

Our executive officers as of April 18, 2018, and the ages of such officers at such date, were as follows:

Robert B. Crowl, age 54, President and Chief Executive Officer since June 2017.  See “Board of Directors” above for Mr. Crowl’s biographical information.

Michael R. Bogansky, age 40, Senior Vice President and Chief Financial Officer since March 2017.  Prior to being appointed Senior Vice President and Chief Financial Officer, Mr. Bogansky served as the Senior Vice President and Controller of the Company since April 4, 2014 and since that time has served, and continues to serve, as the Company’s principal accounting officer.  Mr. Bogansky joined the Company’s subsidiary, PHH Mortgage Corporation (“PHH Mortgage”), in 2003 as Manager, Financial Reporting and has held roles of increasing responsibility in the accounting and finance functions of the Company and its subsidiaries, including serving as Vice President, Financial Reporting of PHH Mortgage from 2009 to 2010, as the Company’s Vice President and Assistant Controller from 2010 to 2012 and as the Company’s Vice President and Controller from to 2012 until 2014.  Prior to joining the Company in 2003, Mr. Bogansky served as a Senior Auditor with Deloitte & Touche LLP, which currently serves as the Company’s independent registered public accounting firm.

Alberino J. Celini, age 55, Senior Vice President, Chief Risk and Compliance Officer since January 2018.  Mr. Celini joined the Company in November 2017 as Senior Vice President, Risk and Compliance.  Prior to joining the Company, Mr. Celini was a Risk Management Consultant with Newbold Advisors LLC and Common Securitizations LLC.  He previously served as Executive Vice President and Chief Risk Officer of Sun National Bank, Vice President, Single Family Regulatory Affairs and Strategy at Freddie Mac, and spent nearly a decade at Ally Bank (formerly GMAC Bank) serving as its founding Chief Financial Officer, Chief Risk Officer and Director of Lending Development. Before joining Ally Bank, Mr. Celini spent 12 years at Citigroup as a Financial Controller and began his career at Arthur Andersen.

Madeline Flanagan, age 59, Senior Vice President and General Counsel since January 2018.  Ms. Flanagan joined PHH Mortgage in 2002 and was appointed its Senior Vice President and General Counsel in 2012. Prior to joining PHH Mortgage, Ms. Flanagan held legal roles at CoreStates Financial Corporation (now part of Wells Fargo) and Philadelphia Savings Fund Society.

Stephen Staid, age 48, Senior Vice President, Servicing since February 2017.  Prior to joining the Company, Mr. Staid served as the President of SEMS, LLC since 2015, where he advised financial services companies on a range of matters related to mortgage origination and servicing and driving operational efficiency. From 2012 to 2015, he served as Senior Vice President and Loan Servicing and Support Operations business executive at Bank of America where he was responsible for the company’s non-default related mortgage practices and a portfolio of over 5 million loans. Mr. Staid previously was Executive Vice President at Nationstar Mortgage; CEO of Saxon Mortgage Services; Managing Director, Servicing – Europe at Lehman Brothers; and Senior Vice President, Default Administration at Litton Loan Servicing LP.

Kathleen Williamson, age 57, Senior Vice President, Chief Human Resources Officer since June 2017.  Prior to joining PHH Mortgage in 2013, Ms. Williamson served as Principal at Williamson Performance Partners, LLC, a human resources consulting firm she founded. From 2002 to 2012, Ms. Williamson held roles of increasing responsibility at Campbell Soup Company, including Director, Human Resources Business Partner and Director, Organizational Change Management.  Prior to that, Ms. Williams led an organizational development team at Cigna Group Insurance and held a series of talent development roles at Continental Insurance (now CNA Insurance).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and any persons that beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NYSE. To our knowledge, based solely upon our review of Forms 3 and 4 that have been filed with the SEC and written representations from our executive officers and directors that no Form 5s were required, we believe that all of our executive officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2017.

CODE OF BUSINESS ETHICS & CONDUCT

We are committed to conducting business ethically and in compliance with applicable laws, rules and regulations. In furtherance of this commitment, we promote ethical behavior and have adopted a Code of Business Ethics & Conduct (the “Code of Conduct”) that is applicable to all of our directors, officers and employees. The Code of Conduct provides, among other things:

•                  guidelines for our directors, officers and employees with respect to ethical handling of conflicts of interest, including special procedures covering related party transactions between us and members of our management operating committee or directors and their families, examples of the most common types of conflicts of interest that require disclosure (e.g., personal or family relationships with suppliers, vendors or contractors or a directors’ service on other boards of directors) or that should be avoided altogether (e.g., receipt of improper personal benefits, having an ownership interest in other businesses that may compromise an officer’s loyalty to us, obtaining outside employment with a competitor of ours, etc.);

•                  restrictions on competition between us and our directors, officers and employees and the protection of all our proprietary and personal and confidential information in our possession;

•                  a set of standards to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, including, for example, a specific requirement that all financial records must be maintained accurately and in accordance with appropriate controls;

•                  a requirement to comply with all applicable laws, rules and regulations;

•                  restrictions on insider trading by our directors, officers and employees;

•                  guidance providing resources for compliance with the Code of Conduct and promoting prompt internal communication of any suspected violations of the Code of Conduct to the appropriate person or persons identified in the Code of Conduct, including information regarding our toll-free and anonymous Integrity hotline and secure website and our commitment to non-retaliation for reporting suspected violations of the Code of Conduct in good faith; and

•                  disciplinary measures for violations of the Code of Conduct and any other applicable rules and regulations.

The Code of Conduct is available on our corporate website at www.phh.com under the heading “Investors—Corporate Governance—Code of Business Ethics & Conduct.”  We will post any amendments to the Code of Conduct, or waivers of its provisions with respect to our directors or executive officers, to our corporate website under the heading “Investors—Corporate Governance”.  A copy of the Code of Conduct is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054.

CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER AND SENIOR FINANCIAL OFFICERS

Our Board has also adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Financial Officers Code”) that is applicable to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller and other persons performing similar functions (the “Covered Officers”). The Financial Officers Code provides, among other things:

•                  guidelines for our Covered Officers with respect to ethical handling of conflicts of interest, including procedures for handling any actual or apparent conflicts of interests;

•                  a set of standards to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, including, for example, a specific prohibition from misrepresenting, omitting or causing others to misrepresent or omit material facts about us in our financial reporting and disclosure process;

•                  a requirement to comply with all applicable laws, rules and regulations;

•                  guidance promoting prompt internal communication of any violations, whether actual or probable, of the Financial Officers Code to the Chief Risk and Compliance Officer; and

•                  disciplinary measures for violations of the Code of Conduct or failure to adhere to the Financial Officers Code.

The Financial Officers Code is available on our corporate website at www.phh.com under the heading “Investors—Corporate Governance—Code of Ethics for CEO and SFOs.” We will post any amendments to the Financial Officers Code, or waivers of its provisions for any of our executive officers, to our corporate website under the heading “Investors—Corporate Governance.” A copy of the Financial Officers Code is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054.

AUDIT COMMITTEE

The Audit Committee assists our Board in the oversight of the integrity of our financial statements, our independent registered public accounting firm’s qualifications and independence, the performance of our independent registered public accounting firm and our internal audit function, and our compliance with legal and regulatory requirements. The Audit Committee also assists our Board in fulfilling its oversight responsibilities with respect to the assessment of our overall capital structure and its impact on the generation of appropriate risk adjusted returns, and with the identification, review and reporting of significant issues with respect to our compliance management system, as well as the existence, operation and effectiveness of our risk management programs, policies and practices.  The Audit Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee also oversees our corporate accounting and reporting practices by:

•                  meeting with our financial management and independent registered public accounting firm to review and discuss our financial statements, quarterly earnings releases and financial data, and internal controls over financial reporting;

•                  appointing and pre-approving all services provided by the independent registered public accounting firm that will audit our financial statements;

•                  reviewing the internal audit plan; and

•                  reviewing the scope, procedures and results of our audits.

The Audit Committee is currently comprised of Ms. Carlin and Messrs. Egan, Neuhauser and Wetzel (Chair).  Our Board has determined that Mr. Egan qualifies as an “audit committee financial expert” within the meaning of applicable SEC rules and is an independent director under our categorical Independence Standards and the NYSE Listing Standards.

Item 11. Executive Compensation

COMPENSATION COMMITTEE REPORT

The Human Capital and Compensation Committee reviewed and discussed the Compensation Discussion and Analysis set forth below with management and, based on such review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis set forth below be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Date: April 18, 2018

Human Capital and Compensation Committee of the Board of Directors

Charles P. Pizzi (Chair)

James C. Neuhauser

Kevin Stein

Carroll R. Wetzel, Jr.

COMPENSATION DISCUSSION AND ANALYSIS

In this Compensation Discussion and Analysis (“CD&A”) section, we provide an overview of our performance and the business environment during 2017, followed by a description of the components of our executive compensation program for our Named Executive Officers, or “NEOs,” whose compensation is set forth in the Summary Compensation Table and other compensation tables contained in this CD&A. An overview of our executive compensation philosophy and our executive compensation program is included, as well as an explanation of how and why the Human Capital & Compensation Committee (the “HC&CC”) of our Board of Directors (the “Board”) arrived at specific compensation policies and its decisions involving the NEOs.  This CD&A also describes certain management transitions and changes to our executive compensation program in 2018.

EXECUTIVE SUMMARY

TRANSITIONAL BUSINESS ENVIRONMENT IN 2017

Strategic Decisions.  In late 2016 and early 2017, we announced certain strategic actions designed to maximize the opportunity of near-term capital returns to our stockholders, which decisions would have a material impact on our business.  These actions included exiting our Private Label services (“PLS”) business platform, selling our capitalized mortgage servicing rights (“MSRs”) portfolio and monetizing our interests in our PHH Home Loans joint venture.  These actions were decided upon in part because our broad-based process in 2016 to explore a sale of the Company or one or more of our principal businesses did not result in any offers to acquire the whole company.  In early 2017, we announced that after completing these strategic actions, we would fully transition to a capital-light business model comprised of subservicing and portfolio retention services. Throughout 2017, we focused on executing our objectives of maximizing excess cash and transitioning to our new business model, which we named PHH 2.0.  These efforts included closing our asset sale transactions, re-engineering the cost structure of the business and exiting business lines and restructuring operations, while maintaining strategic flexibility.  We communicated several times during 2017 that we expected to continue to incur operating losses as we complete the exits of our PLS business and restructuring activities, and that ultimately achieving profitability would be highly dependent upon reducing our shared services costs and growing our subservicing portfolio and portfolio retention volume to achieve appropriate scale.

Execution of Strategic Actions.  During 2017, we made significant progress on executing our strategic transactions, including: completing the delivery of $661 million of MSRs and advances under our sale agreements with New Residential Mortgage, LLC and Lakeview Loan Servicing LLC and pursuant to ordinary course sales to other third parties; completing the assets sales of the PHH Home Loans joint venture to Guaranteed Rate Affinity, LLC in a series of five closings, in which we recognized a pre-tax gain on sale of $35 million and an additional $34 million from monetizing the residual assets of the joint venture; and achieved, and in certain areas exceeded, our expected progress towards the timely exit of our PLS business and re-engineering of our shared services infrastructure.

Capital Returns and Debt Extinguishment.  These actions allowed us to return $301 million to our stockholders in 2017 through the repurchase of over 21 million shares of our common stock via open market repurchases and a modified Dutch auction tender offer.  We also extinguished $496 million of outstanding principal of unsecured debt for total cash consideration of $524 million, plus accrued interest.

Resolution of Regulatory Matters.  We resolved several legacy regulatory matters in 2017, including through a settlement agreement and consent orders to resolve and close out findings from an examination by a multistate coalition of certain mortgage banking regulators of mortgage loan servicing practices occurring between January 1, 2009 and December 31, 2012, and settlement agreements with the U.S. Department of Justice (“DOJ”) on behalf of the Department of Housing and Urban Development and on behalf of the U.S. Department of Veteran Affairs and the Federal Housing Finance Agency to resolve certain matters regarding legacy mortgage origination and underwriting activities.

Merger Transaction.  The completion of the above-described actions allowed us to maintain strategic flexibility, and on February 27, 2018, we entered into a definitive Agreement and Plan of Merger with Ocwen Financial Corporation (“Ocwen”), and POMS Corp (“MergerSub”) pursuant to which, upon and subject to the closing of the transaction, all of our outstanding common stock will be acquired by Ocwen in a merger of MergerSub with and into PHH with PHH surviving in an all cash transaction valued at approximately $360 million, or $11.00 per share on a fully-diluted basis.

For a full discussion and overview of PHH’s business during 2017 and the anticipated transactions please refer to the Form 10-K.

NAMED EXECUTIVE OFFICERS

•      Robert B. Crowl, President and Chief Executive Officer, PHH Corporation and PHH Mortgage

•      Glen A. Messina, Former President and Chief Executive Officer, PHH Corporation and PHH Mortgage

•      Michael R. Bogansky, Senior Vice President and Chief Financial Officer, PHH Corporation

•      William F. Brown, Former Senior Vice President, General Counsel and Secretary, PHH Corporation

•      Stephen Staid, Senior Vice President, Servicing, PHH Corporation and PHH Mortgage

•      Leith W. Kaplan, Former Senior Vice President and Chief Risk and Compliance Officer, PHH Corporation

2017 EXECUTIVE TRANSITIONS

As part of our initiatives to re-engineer our cost structure to align with a significantly smaller company with a more narrowly-focused business model, the Board and senior management implemented a succession plan for senior management during 2017.

On March 30, 2017, we announced that our prior President and Chief Executive Officer, Mr. Messina, would step down from such position effective June 28, 2017, at which time Mr. Crowl would assume the role.  At the time of such announcement, Mr. Crowl, who had served as our Chief Financial Officer, was appointed as our Chief Operating Officer pending his appointment as Chief Executive Officer and entered into an employment agreement with us that, as subsequently amended, will remain in effect, unless terminated sooner by either party, through December 31, 2018.

Effective March 29, 2017, Mr. Bogansky was appointed to the role of Senior Vice President and Chief Financial Officer, assuming the position previously held by Mr. Crowl.  At the same time, Mr. Bogansky entered into an employment agreement with us that, as subsequently amended, will remain in effect, unless terminated sooner by either party, through December 31, 2018.

There were several other senior management transitions effected in 2017, including Mr. Staid replacing our prior Senior Vice President, Servicing effective at the end of March 2017 and a transition in the Chief Human Resources Officer effective at the end of June 2017.  Furthermore, Mr. Brown and Mr. Kaplan stepped down from their roles as Senior Vice President, General Counsel and Secretary and Senior Vice President and Chief Risk and Compliance Officer, respectively, effective December 31, 2017 and their replacements were appointed effective January 1, 2018.

In establishing Mr. Staid’s base salary and incentive compensation targets in connection with this hiring in February 2017, the HC&CC considered his qualifications and experience and market compensation data relative to his position.  Additionally, in determining the appropriate level of compensation, the HC&CC reviewed Mr. Staid’s total target compensation as compared to the existing executive management team, including other NEOs.  Furthermore, since Mr. Staid is not included in our Tier I Severance Plan (amended and restated effective May 19, 2016, the “Tier I Plan”) and given his critical importance in transitioning the servicing operations towards a subservicing-focused model, the HC&CC approved a $232,875 cash retention award that was granted to Mr. Staid (representing approximately 19% of his 2018 targeted compensation) on December 11, 2017 and which will vest in full on December 31, 2018 subject to his continued employment or prior termination without cause.

As a result of the above-described management transitions to align with the more narrowly-focused business model, the total annualized targeted compensation expense for the positions held by our 2017 NEOs was reduced by nearly $4.3 million, or 44%, for 2018 as compared to that in effect as of January 1, 2017, as follows:

Position	2017 Annualized Base Salary and Incentive Target(1)	2018 Annualized Base Salary and Incentive Target(2)	Reduction ($)	Reduction (%)
Chief Executive Officer	$4,625,000	$2,041,250	-$2,583,750	56%

Chief Financial Officer	$1,775,000	$828,750	-$946,250	53%

General Counsel	$1,125,750	$682,500	-$443,250	39%

Chief Risk and Compliance Officer	$910,000	$600,000	-$310,000	34%

Senior Vice President, Servicing	$1,224,000	$1,216,125	-$7,875	<1%

Total	$9,659,750	$5,368,625	-$4,291,125	44%

(1)   Reflects the 2017 annualized base salary and annualized incentive compensation target of the individual holding the applicable position, and in his or her capacity as such, on January 1, 2017.

(2)   Reflects the 2018 annualized base salary and annualized incentive compensation target, including retention awards, of the individual holding the applicable position, and in his or her capacity as such, on January 1, 2018.

2017 EXECUTIVE COMPENSATION SUMMARY

As discussed in “Transitional Business Environment in 2017” above, the majority of management’s time and resources in 2017 were devoted to re-engineering our cost structure, transitioning the business model and maximizing excess cash.  This transitional business environment resulted in the HC&CC tailoring our incentive compensation program design in a manner deemed necessary to ensure the continuity of the talent needed for a successful execution of our strategic plans.  Further, stockholder feedback regarding the importance of maximizing the opportunity for near-term capital returns to stockholders was continually in the forefront of our Board’s decision-making processes.  Thus, in light of the ongoing restructuring and transition of the business model and expected impact of those undertakings on near-term profitability, the HC&CC implemented an incentive compensation program designed to incentivize management to execute on initiatives that were aligned with actions critical to maximize stockholder value and maintain strategic flexibility – most notably, generating excess cash available for distribution to stockholders, efficiently winding down the PLS business, achieving cost reduction targets and achieving subservicing unit growth.

Management Incentive Plan.  In March 2017 the HC&CC approved the performance objectives used to determine funding for the 2017 management incentive plan (the “MIP”).  Overall, company-based performance objectives accounted for 75% of the weighting, with individual performance criteria accounting for the remaining 25%.   As detailed below, the MIP opportunity for each NEO was designed to include company-based performance objectives specifically applicable to such NEO’s job function.  These performance objectives consisted of, among other items, targets for: the generation of excess cash available for distribution to stockholders; subservicing unit growth; recapture rates in the Portfolio Retention business; executing on the MSR sales, PHH Home Loans asset sales and PLS wind-down; and cost reduction initiatives.  Particularly, the HC&CC established a threshold, target and maximum achievement level and corresponding funding percentages for each goal, with target levels established as a range +/-5% of the levels contained in the Board-approved 2017 business plan.

Cash Performance Incentive Award.  Also in March 2017, consistent with our publicly-announced intent to distribute excess cash to stockholders, the Board approved a new 2017-2018 cash performance incentive award program (the “CPIA”) in lieu of a 2017 grant under the equity-based long-term incentive program (the “LTIP”).  Particularly, the HC&CC determined the ongoing business transformation warranted a change from a typical equity-based LTIP award to an incentive award that was more aligned with our objective, and stockholders’ desire, to maximize the opportunity for near-term return of capital to stockholders.  In deviating from the long-term equity incentive award program, the CPIA instead provided NEOs with a cash-based award payable based upon the extent to which certain levels of excess cash are available for distribution to our stockholders on December 31, 2017.

Contractual Arrangements.  In light of the numerous executive transitions detailed above and the critical importance of ensuring the continuity of talent deemed necessary for a successful execution of our strategic plans, we entered into various contractual arrangements with our NEOs during 2017, providing certain incentives to our new or continuing NEOs and memorializing termination-related benefits to our exiting NEOs, including: in the case of Mssrs. Crowl  and Bogansky, employment agreements; in the case of Mssrs. Messina, Brown and Kaplan, severance letter agreements and separation and general release agreements; and in the case of Mr. Staid, a cash retention award.  The terms of these arrangements are described in greater detail later in this CD&A.

Non-Vesting of Performance-Based Long-Term Incentive Awards.  In 2017, the measurement periods closed for certain performance-based restricted stock units (“PRSUs”) previously granted to certain of our NEOs.  No PRSUs granted to NEOs vested in 2017, as the related awards required us to achieve certain total shareholder return (“TSR”) targets that were not met.   As a result, and as detailed further below, PRSUs with an aggregate grant date fair value of approximately $2.1 million did not vest in 2017, of which approximately $1.86 million had related to awards granted to Mr. Messina, our former President and CEO.  Additionally, PRSUs granted to Mr. Messina in 2016 with a grant date fair market value of $2.46 million are subject to reduction to the extent to which we do not deliver a 22.89% TSR (and are at risk entirely if we do not deliver positive TSR) over its May 19, 2016 starting point.

2018 EXECUTIVE COMPENSATION SUMMARY

Similar to 2017, in early 2018 the Board approved a cash performance incentive award (the “2018 CPIA”) in lieu of the typical equity-based LTIP award.  NEOs can earn payments under this award by timely closing our PLS originations pipeline and satisfying certain enumerated levels of available cash and net worth in 2018.  Furthermore, each NEO was provided with a time-vested cash retention award.  A NEO must remain employed through December 31, 2018 in order to receive payment under either award (to the extent earned in the case of the 2018 CPIA); provided that, subject to achievement of the applicable performance goals in the case of the 2018 CPIA, award recipients would be entitled to receive full vesting of the awards if terminated without cause, or in the event of death or disability, before December 31, 2018.  Upon a change in control, the performance metrics of the 2018 CPIA are deemed met.

The Board also approved in early 2018 the performance objectives for the awards granted pursuant to the 2018 Management Incentive Plan (the “2018 MIP”), of which 50% of the target award is directly tied to individual performance goals and the remaining 50% to financial, operational and strategic objectives aligned to applicable operating segment performance as compared to the Board-approved 2018 business plan.  The increase from 2017 to 2018 in the portion of the MIP award attributable to individual performance reflects the decision to give NEOs greater individual control over the achievement of incentive award targets given the uncertainty associated with establishing company-performance based metrics at a time when we were in discussions regarding our strategic direction.  In the event of a change in control, the MIP performance metrics are deemed met at target level.  The 2018 MIP award vests on a pro rata basis in the event of a termination without cause or a separation from service due to death or disability prior to the certification of the performance goals under the plan.

The targets under the 2018 CPIA, the retention award and the 2018 MIP award described herein are all reflected in the 2018 Annualized Base Salary and Incentive Target amounts presented in the “2017 Executive Transitions” discussion above.   More particularly, the aggregate target amount of the above-described 2018 CPIA, retention awards and 2018 MIP award for our current NEOs is 51% less than the aggregate annualized target amount of the CPIA and MIP for the corresponding officer positions as of January 1, 2017.

STOCKHOLDER OUTREACH AND CONSIDERATION OF 2017 SAY-ON-PAY VOTE

The HC&CC believed it would be beneficial to reach out to a number of our stockholders to better understand how we might increase stockholder satisfaction with our executive compensation program.  We thus increased our outreach efforts and proactively invited several of our institutional stockholders to engage with us on corporate governance, executive compensation, and other topics of interest to them.  In addition, following the 2017 Annual Stockholders meeting, the HC&CC refreshed its composition by appointing a new chairman and also appointing two newly-elected directors to serve on the committee.

In particular, we reached out to institutional investors and invited them to express any questions and concerns regarding our corporate governance and executive compensation practices.  These efforts included our largest institutional stockholders that we believed had voted “no” on our advisory Say-on-Pay proposal at our 2017 Annual Stockholders Meeting.  Together with our Investor Relations team, in early 2018 Mr. Pizzi, as chair of the HC&CC, and Mr. Egan, as our Non-Executive Chairman of the Board, participated in discussions with stockholders representing approximately 57% of our issued and outstanding common stock.

During the course of these discussions, many of the stockholders with whom we spoke informed us of their approach to the 2017 Say on Pay vote and how they evaluate the effectiveness of executive compensation and corporate governance practices.  While certain stockholders indicated a desire to see 2018 incentive-based compensation more directly tied to TSR, the HC&CC felt the structure described in “2018 Executive Compensation Summary” above was more appropriate given the uncertainty in our strategic direction at the time of compensation plan design. Stockholders also expressed appreciation for our unique circumstances and encouraged us to continue to provide maximum transparency in our CD&A regarding our philosophy on executive compensation.  Many of these stockholders also advised on specific areas in which they would like to see further discussion and disclosure. As a result of this feedback from our stockholders, we included in this CD&A: details of how our approach to executive compensation, including the objectives in our incentive programs, changed for 2018 in connection with the transition in both the business generally and in our executive management; further transparency on our peer benchmarking process; and further detailed disclosure regarding the extent to which the performance criteria with respect to performance-based compensation of our CEO were not achieved.

COMPENSATION PHILOSOPHY AND STRUCTURE

Our total rewards philosophy is to pay for performance, and is intended to align our compensation opportunities with stockholder value creation. We structure our compensation to deliver on our philosophy as follows:

•                    Pay For Performance: More than half of our NEOs’ total direct compensation opportunity is in the form of variable pay linked to business and individual performance in the form of annual incentives.  Towards that end, we take a rigorous approach in establishing and reviewing performance objectives and related compensation to ensure we are operating within our risk framework, and that appropriate controls are in place to monitor and assess performance. At the beginning of the year, the HC&CC reviews the proposed performance objectives for our NEOs to ensure they are appropriate and align with short and long-term objectives, including those contained in the Board-approved business plan. After the end of the year, the HC&CC assesses the performance of the NEOs and the Company against the pre-established performance objectives to determine each NEO’s final performance achievement

•                    Perspectives of Key External Stakeholders: The HC&CC considers a number of perspectives to ensure our NEO compensation program continues to be market competitive, tax efficient and generally consistent with best practices, while remaining aligned with stockholder interests. The HC&CC carefully considers the opinions provided by ISS and Glass Lewis in response to our annual Advisory “Say on Pay” recommendation. In addition, as discussed in detail above, following the Say on Pay vote at our 2017 Annual Stockholders Meeting, the chair of the HC&CC and our Non-Executive Chairman of the Board spoke with several of our institutional stockholders to better understand how we might increase stockholder satisfaction with our executive compensation program.  The HC&CC believes that it is sound governance practice to consider the information gleaned from this engagement with stockholders and the input of stockholder advisory groups when formulating the design of our executive compensation programs.

•                    Clawback Features: All of our outstanding LTIP awards granted to NEOs, as well as the CPIA award, contain provisions permitting us to recoup payments under the award if the NEO violates any non-compete, non-solicit or other restrictive covenant agreement or, within three years of the grant date of the award, is terminated for cause, engages in conduct that causes material financial or reputational harm to us, provides materially inaccurate information related to publicly reported financial statements, improperly or with gross negligence fails to assess or report relevant material risks or violates our Code of Business Ethics & Conduct.

•                    Peer Benchmarking: The HC&CC used the following group of 19 publicly traded companies as the peer group (“2017 Peer Group”) to inform 2017 compensation decisions:

•     Cass Information Systems
•     Essent
•     ExlService Holdings
•     Homestreet, Inc.
•     Information Services Group
•     Nationstar Mortgage Holdings Inc.
•     New York Community Bancorp Inc.
•     NMI Holdings, Inc.
•     Northwest Bancshares, Inc.
•     Ocwen Financial Corp.

•       Pennymac Financial Services
•       PRGX Global, Inc.
•       Provident Financial Services, Inc.
•       Security National Financial Corporation
•       StarTek, Inc.
•       Stonegate Mortgage
•       Walker & Dunlop
•       Walter Investment Management Corp.
•       WSFS Financial Corp.

This 2017 Peer Group was revised from the prior year to better represent PHH’s anticipated operating scale and business model comprised of subservicing and portfolio retention services. Compared to our peer group, as of December 31, 2017 we ranked in the 46th percentile for revenue, the 40th percentile for market capitalization and the 50th percentile for number of employees.

Together with peer group benchmarking data, the HC&CC considers information and recommendations provided by its independent compensation consultant, Frederic W. Cook & Co., Inc. (“FW Cook”), and examines market compensation data from independent compensation surveys, including Mercer and McLagan, to ensure that compensation decisions are based on information representative of the type of companies with which we compete for key talent. In particular, the HC&CC evaluates base salary, incentives and actual and target total compensation levels against peer group and other applicable data and uses that peer group data, together with its own views on the performance of each NEO, his or her criticality to the Company and retention risk to inform individual NEO compensation decisions. This evaluation includes the median and percentile ranges for each compensation component and for all compensation in the aggregate.

We also use the peer group to benchmark the portion of NEO pay that is at-risk compared to comparable NEO positions in other companies in our peer group. As shown in the chart below, the target mix of pay for our NEOs in 2017 demonstrates our compensation programs are designed to emphasize variable compensation to a similar degree as those of our peer group.  Our lack of long-term incentive pay in the table below reflects the previously-mentioned transition from LTIP awards to the 2017 CPIA, which was designed to incentivize management to maximize the opportunity for near-term capital returns to stockholders.

	2017 PHH PAY MIX				PEER GROUP PAY MIX
Executive Officer	Base Salary	Short- Term	Long- Term	Total Variable	Base Salary	Short- Term	Long- Term	Total Variable
Robert B. Crowl	28%	72%	0%	72%	32%	35%	33%	68%
Glen A. Messina	21%	79%	0%	79%	32%	35%	33%	68%
Michael R. Bogansky	43%	57%	0%	57%	44%	30%	26%	56%
William F. Brown	35%	65%	0%	65%	46%	28%	26%	54%
Stephen Staid	35%	65%	0%	65%	30%	44%	26%	70%
Leith W. Kaplan	36%	64%	0%	64%	40%	44%	16%	60%

•                    Annual Review of Compensation Components: The HC&CC annually examines each component of pay to ensure it remains relevant and appropriate.

•              2017 Base Salary. Base salary is the principal fixed component of the total direct compensation of our NEOs, and is determined by considering the relative importance of the position, the competitive marketplace and peer group compensation, and the individual’s performance and overall contributions.  In 2017, NEO base salaries were increased only for Mr. Crowl and Mr. Bogansky who assumed larger roles with greater accountability in response to executive management transitions.

•              2017 MIP. The annual MIP opportunity, including the target and maximum payout levels, is reviewed and approved by the HC&CC and includes an assessment of the scope and impact of each NEO’s position. The NEO’s total cash opportunity is also compared against peer group and other relevant market data. With the exception of Mr. Crowl and Mr. Bogansky, who assumed the roles of CEO and CFO, respectively, in 2017, MIP target opportunities were unchanged for NEOs in 2017.

•              2017 CPIA. In March 2017, the HC&CC replaced the annual LTIP with the CPIA, which was tied to the generation of certain levels of excess cash as of December 31, 2017.  The amount of cash available to be distributed to stockholders was dependent on management’s execution on a number of complex objectives, including completing multiple asset sales over 14 separate transactions, winding-down our PLS originations business, reducing our shared services infrastructure costs and operationalizing our new business model. In determining each NEO’s opportunity, the HC&CC examined numerous variables including retention concerns, business needs, and the NEO’s performance during the prior year, as well as the total direct compensation position compared to similar opportunities in the market peer group. Selection for an award was also determined by the HC&CC’s assessment of the NEO’s criticality to, and accountability for, realizing target levels of excess cash.

•              Aligning Target Compensation to Scale and Business Model: As discussed in detail in “2017 Executive Transitions” above, as the senior management transition plan was implemented throughout 2017, executive compensation was reduced to levels appropriate for our operating scale, informed by market and peer group data.

KEY GOVERNANCE CONSIDERATIONS IN OUR EXECUTIVE COMPENSATION PROGRAMS

What We Do

Pay for performance

Most of our NEOs’ pay is at-risk and not guaranteed. We set clear and transparent financial and strategic goals within our incentive awards, which include performance-based conditions.

Discourage excessive risk taking

We operate within our risk management framework and include a balanced program design, multiple performance measures, clawback and retention requirements. We also conduct an annual risk assessment of our NEO compensation plans to ensure they do not promote excessive risk-taking.

Retain an independent compensation consultant

The HC&CC retained the services of Frederic W. Cook & Co., Inc. (“FW Cook”), which does not provide any other services to PHH and reports directly to the Chair of the HC&CC. The HC&CC also relied on the services of Bryan Cave LLP and Latham & Watkins LLP to provide legal advice and counsel on select issues relating to equity incentive programs.

Caps on annual cash incentives

Our practice under the MIP and CPIA provides for a maximum payout opportunity at 150% of the target incentive.

Share ownership and retention policy

NEOs who receive equity awards are prohibited from disposing of them other than to meet related tax obligations until they reach the ownership requirements of five times base salary for the CEO, four times base salary for the CFO, and three times base salary for other NEOs.

What We Don’t Do

No tax gross-ups

It is our policy to not provide tax gross-ups, including those related to excess parachute payments as defined under section 280G of the Internal Revenue Code.

No option back-dating, re-pricing or reloading

We do not permit back-dating, re-pricing of stock options, or reloading of stock options. No stock options are granted with exercise prices that are below the closing price of PHH stock on the date of grant.

No hedging or pledging

We prohibit hedging and/or pledging shares of our stock as collateral for loans or for other reasons by our directors and executive officers.

No enhanced retirement benefits

We do not use enhanced retirement formulas or include long-term incentives in pension calculations, nor do we have supplemental executive retirement plans.

No “single-trigger” incentive awards

We do not issue incentive awards to NEOs that automatically vest upon the occurrence of a change in control. Rather, while the performance metrics in our 2018 incentive compensation plans will be deemed met upon a change in control, our incentive awards include double-trigger provisions such that an NEO will only receive accelerated payouts if terminated without cause following a change in control.

PARTIES INVOLVED IN THE CORPORATE GOVERNANCE OF OUR EXECUTIVE COMPENSATION PROGRAMS

The governance of our executive compensation programs generally occurs through interaction of three groups: the HC&CC, management and the HC&CC’s independent compensation consultant, FW Cook. In 2017, on occasion and as appropriate, the HC&CC enlisted the advice of Latham & Watkins LLP, independent counsel to the Board, and engaged Bryan Cave LLP, independent counsel specializing in executive and non-employee director compensation matters.

ROLE OF THE HC&CC

The HC&CC, consisting of four independent directors, is responsible for overseeing the development and approval of our compensation and benefits policies and programs, including all aspects of our executive compensation program. Among its duties, the HC&CC formulates recommendations to the Board for CEO compensation, and reviews and approves all compensation recommendations for the other NEOs. The HC&CC’s review for NEOs also includes:

•                                            approval of corporate incentive goals and objectives relevant to compensation;

•                                            evaluation of individual performance results based on these goals and objectives;

•                                            evaluation of the market competitiveness of each NEO’s total compensation; and

•                                            approval of any changes to compensation, including, but not limited to, base salary, incentive award opportunities, severance payments and retention programs.

ROLE OF MANAGEMENT

Our CEO, in consultation with the Chief Human Resources Officer, makes recommendations to the HC&CC as it relates to the compensation of NEOs (other than himself and herself). Our CEO provides an annual performance self-assessment to the HC&CC, but otherwise is not involved in deliberations relating to his own compensation and abstains from any related Board action.

ROLE OF INDEPENDENT COMPENSATION CONSULTANT

The primary role of FW Cook is to assist the HC&CC and the Board with the evaluation of our executive compensation programs, both as to compensation levels and design. FW Cook serves as the independent compensation consultant to the HC&CC and does not provide any other services to PHH. During 2017, FW Cook performed a number of services for the HC&CC, including reviewing and providing guidance on:

•                    ISS and Glass-Lewis reports relating to the 2017 Proxy Statement;

•                    design of the NEO compensation program, including the 2017 and 2018 MIP and CPIA awards;

•                    market competitiveness of the 2017 and 2018 compensation opportunities for our NEOs;

•                    our peer group for purposes of informing compensation decisions;

•                    the Board’s compensation program, including the market competitiveness thereof;

•                    the HC&CC charter; and

•                    providing advice concerning stockholder outreach and inquiries regarding our executive compensation program.

BASE SALARIES

Base salaries are intended to provide a level of cash compensation that is competitive and appropriate in relation to the responsibilities of the executive’s position. The HC&CC adjusted the salaries of Mssrs. Crowl and Bogansky in March 2017 in recognition of their promotions to Chief Operating Officer (and eventually Chief Executive Officer) and Chief Financial Officer, respectively. Current base salaries represent relative market competitive positioning, experience, tenure, performance and contributions to our success.

Executive Officer	2016 Annualized Base Salary, as of 12/31/2016	2017Annualized Base Salary, as of 12/31/2017	Percent Change
Robert B. Crowl(1)	$500,000	$575,000	15%
Glen A. Messina(2)	$950,000	N/A	N/A
Michael R. Bogansky(3)	$290,000	$325,000	12%
William F. Brown	$395,000	$395,000	0%
Stephen Staid(4)	N/A	$345,000	N/A
Leith W. Kaplan	$325,000	$325,000	0%

(1)    Mr. Crowl’s salary increase was effective with his promotion to Executive Vice President and Chief Operating Officer.  His salary did not increase further upon becoming CEO.

(2)    Mr. Messina resigned as our President and Chief Executive Officer after the June 28, 2017 Annual Meeting.

(3)    Mr. Bogansky’s salary increase was effective with his promotion to Senior Vice President and Chief Financial Officer.

(4)    Mr. Staid was hired February 20, 2017 as Senior Vice President, Servicing.

2017 MANAGEMENT INCENTIVE PLAN

The MIP provides NEOs with annual incentive compensation for the achievement of strategic, financial and operational performance objectives consistent with the Board-approved business plan, as well as for meeting certain individual performance objectives approved in advance by the HC&CC. 2017 MIP targets for NEOs were set at a level competitive to the market and appropriate for the executive’s role in achieving the performance goals. Due to the increase in base salaries for Mr. Crowl and Mr. Bogansky effective March 29, 2017, in recognition of their expanded accountabilities as Chief Operating Officer (and eventually Chief Executive Officer) and Chief Financial Officer, respectively, the HC&CC increased their MIP targets. Additionally, Mr. Messina’s MIP target was pro-rated based on the duration of his employment during 2017.

Our NEOs’ 2017 MIP awards were structured to be qualified performance-based compensation for purposes of preserving tax deductibility under Section 162(m) of the Internal Revenue Code (“Section 162(m)”). The awards contained a Section 162(m) “umbrella” performance goal of tangible book value per basic share on December 31, 2017 of at least $9.00, excluding the impact of distributions to stockholders.  This goal was set in March 2017 upon giving consideration to, among other things, forecasted losses, planned restructuring activities and capital distribution plans for 2017.  If the goal was not met, the NEOs would not be eligible for any payment under the 2017 MIP.  The Section 162(m) performance goal was achieved in that our tangible book value per basic share on December 31, 2017 was $16.99.

Each of our NEOs would become eligible to receive payment of up to 150% of the 2017 MIP target upon achievement of the Section 162(m) performance goal, which award amount would then be determined by the HC&CC after its exercise of negative discretion based on its evaluation of Company and individual NEO performance against several pre-established financial, operational and strategic objectives, as described in detail below. Consistent with historical practice, meeting the maximum prescribed achievement levels could result in a MIP award of up to 150% of the target amount.  The 150% maximum funding that could become payable based on the achievement of the Section 162(m) performance metric was designed to give the HC&CC discretion to reward NEOs for extraordinary individual performance while preserving tax deductibility under Section 162(m).

In March 2017, the HC&CC approved the performance objectives used to determine funding for the MIP.  Overall, company-based performance objectives accounted for 75% of the weighting, with individual performance criteria accounting for the remaining 25%.   In light of the strategic transactions and restructuring activities being taken across the business in 2017, the MIP opportunity for each NEO was designed to include company-based performance objectives specifically applicable to such NEO’s job function.  Particularly, the HC&CC established a threshold, target and maximum achievement level and corresponding funding percentages for each goal, with target levels established as a range +/-5% of the levels contained in the Board-approved 2017 business plan.  Payout percentage for a level of achievement between threshold and target, and between target and maximum, would be based on straight-line interpolation.

The company-based objectives included 25% weighting tied to generating excess cash available for distribution to stockholders and 50% weighting tied to financial and operational objectives related to the applicable NEO’s area of accountability and scope of influence, as follows:

•            Mssrs. Crowl and Messina’s operational objectives were evenly distributed across the goals in each of the four operating segments: Subservicing; Portfolio Retention; Discontinued Operations; and Enabling Functions.

•            Mssrs. Bogansky, Brown and Kaplan’s 50% weight was split 25% towards the achievement of cost management goals within their functions of Finance, Legal and Risk & Compliance, respectively, and 25% evenly distributed over the goals in the remaining three segments.

•          Mr. Staid’s 50% weight was evenly distributed between two Subservicing segment goals and the metric measuring Discontinued Operations direct operating margin associated only with the wind-down of the MSR.

Set forth below are the company-based financial, strategic and operational objectives and related weights that determine 75% of each NEO’s MIP opportunity, as well as the performance results and funding levels (shown as the achieved payout percentage of target weight).

2017 MANAGEMENT INCENTIVE PLAN COMPANY PERFORMANCE OBJECTIVES AND FUNDING

Segment	Objective		Crowl, Messina	Bogansky	Staid	Brown	Kaplan
CORPORATE	Excess Cash Available for Distribution by December 31, 2017	WEIGHT	25%
		RESULTS	Between Target and Maximum
		FUNDING	115.1%
SUBSERVICING	Subservicing Ending Units of Loans Serviced on December 31, 2017	WEIGHT	6.25%	4.166%	16.666%	4.166%	4.166%
		RESULTS	Below Threshold
		FUNDING	0%
	Subservicing Direct Operating Margin vs. Plan*	WEIGHT	6.25%	4.166%	16.66%	4.166%	4.166%
		RESULTS	Between Target and Maximum
		FUNDING	103.6%
PORTFOLIO RETENTION	Portfolio Retention Recapture Rate	WEIGHT	6.25%	4.166%	—	4.166%	4.166%
		RESULTS	Below Threshold		—	Below Threshold
		FUNDING	0%		—	0%
	Portfolio Retention Direct Operating Margin vs. Plan*	WEIGHT	6.25%	4.166%	—	4.166%	4.166%
		RESULTS	Below Threshold		—	Below Threshold
		FUNDING	0%		—	0%
DISCONTINUED OPERATIONS	Execution of MSR and advance sales, and closings of joint venture sale, as outlined below	WEIGHT	6.25%	4.166%	—	4.166%	4.166%
		RESULTS	Target		—	Target
		FUNDING	100%		—	100%
	Direct Operating Margin vs. Plan for Discontinued Operations*	WEIGHT	6.25%	4.166%	—	4.166%	4.166%
		RESULTS	Between Threshold and Target		—	Between Threshold and Target
		FUNDING	98.5%		—	98.5%
	Direct Operating Margin vs. Plan for wind-down of MSR*	WEIGHT	—	—	16.66%	—	—
		RESULTS	—	—	Between Target and Maximum	—	—
		FUNDING	—	—	139.0%	—	—
ENABLING FUNCTIONS	Shared Services Costs in 2017 Business Plan* for each NEO’s span of accountability	WEIGHT	6.25%	12.5%	—	12.5%	12.5%
		RESULTS	Between Target and Maximum	Between Target and Maximum	—	Target	Target
		FUNDING	116.6%	115.3%	—	100%	100%
	Shared Services 4th Quarter Expense vs. 2017 Business Plan* for each NEO’s span of accountability	WEIGHT	6.25%	12.5%	—	12.5%	12.5%
		RESULTS	Between Target and Maximum	Between Target and Maximum	—	Target	Between Target and Maximum
		FUNDING	145.4%	122.5%	—	100%	103.4%
	COMPANY PERFORMANCE	WEIGHT	75%	75%	75%	75%	75%
		RESULTS	85.4%	94.8%	92.3%	88.5%	89.1%
	TOTAL MIP FUNDING FROM COMPANY PERFORMANCE		64.0%	71.1%	69.2%	66.4%	66.8%

*Adjusted for previously-disclosed notable and one-time items contemplated under the 2017 business plan; namely, restructuring costs, debt extinguishment and other costs related to the restructuring of our capital structure and business process re-engineering investments.

The following table details the specific achievement objectives applicable to each company-based performance metric:

Segment	Objective*	Achievement Level	Funding as% of Objective
CORPORATE	Excess Cash Available for Distribution by December 31, 2017	Maximum: 124% of strategic target	150%
		Target: 100% of strategic target	100%
		Threshold: 91% of strategic target	75%
SUBSERVICING	Subservicing Ending Units of Loans Serviced on December 31, 2017	Maximum: 115% of unit count in 2017 business plan	150%
		Target: 95-106% of unit count in 2017 business plan	100%
		Threshold: 85% of unit count in 2017 business plan	50%
	Subservicing Direct Operating Margin vs. Plan	Maximum: 131% of DOM in 2017 business plan	150%
		Target: 95-105% of DOM in 2017 business plan	100%
		Threshold: 71% of DOM in 2017 business plan	50%
PORTFOLIO RETENTION	Portfolio Retention Recapture Rate	Maximum: 122% of rate in 2017 business plan	150%
		Target: 95-106% of rate in 2017 business plan	100%
		Threshold: 79% of rate in 2017 business plan	50%
	Portfolio Retention Direct Operating Margin vs. Plan	Maximum: 126% of DOM in 2017 business plan	150%
		Target: 95-105% of DOM in 2017 business plan	100%
		Threshold: 76% of DOM in 2017 business plan	50%
DISCONTINUED OPERATIONS	Execution of MSR and advance sales, and joint venture sale	Maximum: Both Sales complete at least 30 days ahead of schedule	150%
		Target: Both Sales complete +/- ten days of target dates	100%
		Threshold: Either sale completed more than 30 days post target dates	50%
	Direct Operating Margin vs. Plan for Discontinued Operations	Maximum: 121% of DOM in 2017 business plan	150%
		Target: 95-105% of DOM in 2017 business plan	100%
		Threshold: 81% of DOM in 2017 business plan	50%
	Direct Operating Margin vs. Plan for wind-down of MSR	Maximum: 121% of DOM in 2017 business plan	150%
		Target: 95-105% of DOM in 2017 business plan	100%
		Threshold: 81% of DOM in 2017 business plan	50%
ENABLING FUNCTIONS	Shared Services Costs in 2017 Business Plan	Maximum: 81% of costs in 2017 business plan	150%
		Target: 95-105% of costs in 2017 business plan	100%
		Threshold: 112% of costs in 2017 business plan	50%
	Shared Services 4th Quarter Expense vs. 2017 Business Plan	Maximum: 81% of expense in 2017 business plan	150%
		Target: 95-105% of expense in 2017 business plan	100%
		Threshold: 121% of expense in 2017 business plan	50%

*As described in more detail in table above and discussion below.

Corporate Performance Criteria.  Twenty five percent (25%) of all NEOs’ 2017 MIP targets was dependent upon the amount of excess cash available for distribution to stockholders as of December 31, 2017. In 2018, the HC&CC certified that excess cash available as of December 31, 2017 was 115.1% of target.  The target was generally arrived at by calculating expected proceeds from our strategic asset sales (i.e., MSRs and assets of PHH Home Loans) and subtracting the planned costs of our wind-down and restructuring actions, including amounts paid to reduce our unsecured debt, while the achieved amount of excess cash was determined by calculating the actual proceeds and costs and accounting for distributions to stockholders during 2017.

Subservicing.  This segment included two goals: ending units of loans serviced on December 31, 2017 and direct operating margin versus the 2017 business plan.  Servicing unit volume was below threshold, resulting in no funding for that metric; whereas the direct operating margin goal exceeded target at 103.6%.

Portfolio Retention.  This segment included two goals: recapture rate (defined as portfolio closings units divided by total servicing portfolio payoffs) and direct operating margin versus the 2017 business plan.  Neither goal was met; therefore, funding was not provided for this segment.

Discontinued Operations.  This segment required meeting certain direct operating margin goals for our discontinued channels, and the execution of our MSR sales and closing the sale of PHH Home Loans, LLC to Guaranteed Rate Affinity, as defined below:

•      MSR Sales: Execute the MSR and advance sales with Lakeview Loan Servicing, LLC by September 30, 2017 and with New Residential Mortgage, LLC by December 31, 2017.

•      Joint Venture Sale: Complete the successful execution of all asset sale installments by December 31, 2017.

Substantially all of the MSR sales were executed on time and we successfully completed the fifth and final sale of the assets of PHH Home Loans on December 18, 2017. These achievements warranted funding at 100% of target for that objective.

With regard to the Direct Operating Margin objective for our Discontinued Operations segment, combined results for the wind-down of our PLS, Correspondent Lending, MSR and Real Estate operations were below target because certain operating losses we expected to incur in 2018 were incurred in 2017 as a result of our ability to accelerate client exits from the PLS platform. The HC&CC approved funding of this metric at 98.5%, however, because this acceleration of PLS client exits will have the overall impact of reducing the cost to exit our PLS operations.

Mr. Staid had direct accountability only for the direct operating margin associated with the transition of our servicing portfolio away from MSR ownership and to subservicing units, results of which were above target and warranted funding of 139% of the goal weight.

Enabling Functions. The goals for this segment were based on meeting Shared Services cost and 4th quarter expense targets in the 2017 business plan.  Shared Services costs consist of overhead functions recognized within both our mortgage operations and centralized corporate platform to provide general and administrative functions to our reportable segments. These Shared Services include support associated with information technology, enterprise risk management, mortgage operations quality control and fulfillment support services, human resources, legal and accounting and finance, among other functions. The costs associated with these shared functions, in addition to the cost of managing the overall corporate function, are generally allocated to our reportable segments based on defined allocation rates for each function, as estimated based upon the actual and estimated usage by function or expense category.

As outlined above, NEO goals and targets varied based on their areas of accountability. Mssrs. Crowl and Messina were accountable for all of Shared Services, whereas Mssrs. Bogansky, Brown and Kaplan’s cost management goals were tied to their specific functions of Finance, Legal and Risk & Compliance, respectively. Cost management targets for both goals in each function, as well as all of Shared Services, were met or exceeded, resulting in funding at target or between target and maximum.

Individual Performance Objectives. The remaining 25% of NEOs’ 2017 MIP award opportunities were attributable to each NEO’s leadership competencies and performance against their individual objectives for 2017. In February 2018, the HC&CC reviewed each NEO’s full year performance to determine each NEO’s 2017 MIP payment attributable to the individual performance metrics and, together with the achievement of the Company performance metrics, the total 2017 MIP award.  As a result of this review, each NEO was awarded 100% of the funding with respect to the individual performance component of the MIP.  Summarized below is a description of the factors that determined the individual performance component of the MIP award for each NEO.

•        In approving Mr. Crowl’s MIP payment, the Board acknowledged the consistently strong leadership Mr. Crowl exhibited during the transition to the CEO role and thereafter, his strong performance in driving organizational restructuring changes, his role in improving governance, audit, business continuity, human capital and other initiatives relating to our information technology organization and systems, and his leadership in connection with the exploration of our strategic alternatives.

•        In approving funding for Mr. Messina’s individual performance goals, the Board noted that Mr. Messina ensured that the project plans and oversight framework was in place to execute the asset sales transactions and to implement the planned business restructuring and human capital actions necessary for PHH 2.0, assisted in resolution of legacy legal and regulatory matters and commenced actions for the capital return program.

•        Mr. Bogansky’s award recognized his critical role with regard to the negotiation and closing of various asset sale transactions including contributions towards executing the MSR sales, proactive and effective actions taken towards achieving cost-savings targets, including the development of tax planning strategies (particularly those relating to tax law changes occurring in late 2017), his contributions in our exploration of strategic alternatives and his role in generating over $40 million in proceeds by directing the initiative to sell non-core loans and REO properties.

•        Mr. Brown’s award recognized his role in providing outstanding legal support to all business units and the Board in considering strategic alternatives, negotiating and closing various assets sales, implementing wind down activities, and negotiating and overseeing the FHA and MMC regulatory settlements, as well as his contributions in the improvement of our governance and other initiatives relating to our information technology organization and systems and his leadership in  reorganizing the legal department to meet anticipated future business needs.

•        Mr. Staid’s award recognized his subject matter expertise which resulted in: improved servicing operational results in various areas; increased lien release revenue; reduced corporate advances through improved processes which resulted in significant cost and interest expense savings; and reduced insurance tracking costs and loss draft recovery cost.  He also demonstrated strong leadership through upgrading senior leadership within the servicing business and effectively managing performance.

•        Mr. Kaplan’s award recognized Mr. Kaplan’s efforts in working closely with our business units to resolve legacy loan level issues related to the sale of our Ginnie Mae assets, restructuring the Risk and Compliance unit to support the future organization, achieving cost targets, building the net present value model for the sale of MSR to New Residential and his leadership in improving governance, business continuity and other initiatives relating to our information technology organization and systems.

In summary, in early 2018, the HC&CC and, with respect to our CEOs, the Board, approved the following MIP payments for 2017 performance:

Executive Officer	2017 MIP Target Award	Actual Award for 2017 Performance	% of 2017 MIP Target Awarded
Robert B. Crowl(1)	$696,147	$619,779	89%
Glen A. Messina(2)	$698,836	$622,172	89%
Michael R. Bogansky(1)	$174,109	$167,288	96%
William F. Brown	$335,750	$306,745	91%
Stephen Staid(3)	$253,079	$238,419	94%
Leith W. Kaplan	$260,000	$238,658	92%

(1) Mssrs. Crowl and Bogansky’s targets were pro-rated for salary levels before and after their promotions effective March 29, 2017.

(2) Mr. Messina’s target was pro-rated for time served from January 1, 2017 through June 28, 2017.

(3) Mr. Staid’s target was pro-rated for time served from February 20, 2017 through December 31, 2017.

CASH PERFORMANCE INCENTIVE AWARDS (CPIA) GRANTED IN 2017

The HC&CC determined the ongoing business transformation and leadership transitions created the need for a change in 2017 from a typical equity-based LTIP award (which based on past practice typically had a three-year performance cycle) to an incentive award that was more aligned with our objective, and stockholders’ desire, to maximize the opportunity for near-term return of capital to stockholders. Therefore, the HC&CC granted short-term performance cash awards that could be earned based solely on the level of excess cash available for distribution to our stockholders as of December 31, 2017 (which was the same performance metric as that used in the MIP), and the NEOs’ continued employment (or earlier termination by us without cause or separation from service due to death or disability) through the vesting date of March 31, 2018.  Additionally, settlement of vested awards is not accelerated from the original vesting schedule except in the event of death or disability and in all circumstances, the performance metric must be met for payment to be earned.

Specifically, the funding under the CPIA was dependent upon the HC&CC’s determination of our cash and cash equivalents, plus the amount of cash distributed to stockholders in 2017, minus any cash held in variable interest entities, plus the balance of any remaining sources realized, minus the balance of any uses expected to be incurred, as of December 31, 2017.  Specifically, funding under the above-described excess cash objective was measured as follows, with straight-line interpolation from threshold to target and target to maximum amounts:

	Threshold	Target	Maximum
Performance	91% of strategic target	100% of strategic target	124% of strategic target
Funding	75%	100%	150%

Eligibility for the CPIA, the targeted amount of each individual award, and the terms and conditions of each award were determined by the HC&CC upon consultation with management and the HC&CC’s independent compensation consultant. In granting these awards, the HC&CC considered several factors, including, but not limited to, total compensation relative to our peer group, the mix of performance and time-vested compensation, the applicable NEO’s demonstrated performance and leadership and the criticality of the role.

2017 CPIA TARGETS AND AWARDS

The chart below shows the CPIA awards granted to our NEOs during 2017, all of which were granted under the PHH Corporation 2014 Equity and Incentive Plan (the “2014 EIP”) on March 29, 2017.  CPIA targets for Mssrs. Crowl, Bogansky, Brown and Kaplan were lower than their LTIP targets in 2016 in recognition of PHH’s shift to a smaller operating scale and new business model.  Mr. Messina was also provided with a lower award opportunity than 2016, further reduced on a pro-rata basis to account for his expected departure in June 2017.   His prorated award was granted in recognition of his role establishing the strategy to generate cash and return excess cash to stockholders and to implement cost savings and other restructuring initiatives, as well as his continuing engagement with us as CEO through the 2017 Annual Stockholders Meeting and to provide an appropriate and competitive total compensation opportunity for the portion of the year that he served as CEO.

In early 2018, the HC&CC approved CPIA payments based on performance achievement outlined above.  Awards vested upon termination of employment on June 28, 2017 for Mr. Messina and on December 31, 2017 for Mssrs. Brown and Kaplan.  Consistent with the terms of the awards, Mssrs. Crowl, Bogansky and Staid fully vested in their awards on March 31, 2018.

Executive Officer	2017 CPIA Target Award	Funding based on Performance Level	Actual Award for 2017 Performance
Robert B. Crowl	$747,500	115%	$859,625
Glen A. Messina	$1,060,274	115%	$1,219,315
Michael R. Bogansky	$243,750	115%	$280,313
William F. Brown	$395,000	115%	$454,250
Stephen Staid	$345,000	115%	$396,750
Leith W. Kaplan	$325,000	115%	$373,750

PERFORMANCE-BASED LONG-TERM INCENTIVE AWARDS FOR WHICH PERFORMANCE CRITERIA WERE NOT MET IN 2017

In 2017, the performance measurement periods closed for certain PRSUs previously granted to our NEOs.  Specifically, the third and final tranche (representing one-third) of the PRSU awards granted on February 25, 2015 to all NEOs other than Mr. Messina and Mr. Staid, and on March 1, 2015 to Mr. Messina, failed to meet the performance conditions. These awards required our TSR to be both positive and to perform at or above the 33rd percentile of companies listed in the KBW Mortgage Finance Index for the performance periods beginning January 1, 2015 and ending December 31, 2015, 2016 or 2017, as applicable. Our TSR was negative for the all three performance periods.

Additionally, the PRSU awards granted to Mr. Messina on October 23, 2014 required that the average closing price of PHH stock over the 90 days leading up to the three-year anniversary of the grant date be no less than $28.00 in order for half of the PRSUs to vest and to be no less than $30.00 for all of the PRSUs to vest. These awards were not realized because our stock price for the applicable measurement period was below the $28.00 threshold.

PERFORMANCE AWARDS FOR WHICH PERFORMANCE CRITERIA WERE NOT MET IN 2017

Executive Officer	Date of Grant	Units Granted (#)	Grant Date Fair Value ($)	Performance Period End Date	Units Eligible to Vest (#)	Units Vested (#)	Units Forfeited (#)
Robert B. Crowl	02/25/2015(1)	17,877	333,764	12/31/2017	5,959	0	5,959
Glen A. Messina	10/23/2014(2)	122,848	1,390,639	10/23/2017	122,848	0	122,848
	03/01/2015(1)	75,322	1,406,262	12/31/2017	25,108	0	25,108
Michael R. Bogansky	02/25/2015(1)	3,933	73,429	12/31/2017	1,311	0	1,311
William F. Brown	02/25/2015(1)	10,864	202,831	12/31/2017	3,622	0	3,622
Stephen Staid	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Leith W. Kaplan	02/25/2015(1)	5,363	100,127	12/31/2017	1,788	0	1,788

(1)    Represents PRSUs granted under the 2014 EIP. The first two tranches of PRSUs (representing two-thirds of granted units) were previously not realized because of negative TSR for the performance period ending December 31, 2015 and December 31, 2016, respectively.

(2)    Represents PRSUs granted under the 2014 EIP.

TOTAL COMPENSATION OF OUR CHIEF EXECUTIVE OFFICER

We had two chief executive officers during 2017.  Glen A. Messina held the role from January 2012 until June 28, 2017, the date of the 2017 Annual Stockholders Meeting, at which point Robert B. Crowl was elected to the Board and assumed the role of President and CEO.

Mr. Messina. Mr. Messina served as our President and Chief Executive Officer until June 28, 2017.  Under Mr. Messina’s leadership, the framework was created to execute the asset sales transactions and to implement the planned business restructuring and human capital actions necessary for the transition to PHH 2.0. Furthermore, Mr. Messina commenced the actions necessary to maximize near-term capital returns to stockholders while maintaining strategic flexibility.

Based on Mr. Messina’s performance, the HC&CC recommended and the Board approved the following actions in connection with Mr. Messina’s 2017 compensation:

•        In March 2017, the Board provided Mr. Messina with 2017 MIP and CPIA awards, as described above. The annualized MIP target level was the same as 2016; however, the final 2017 target awarded was pro-rated based on the duration of his employment in 2017.  The Board determined Mr. Messina’s CPIA opportunity as described in “Cash Performance Incentive Awards (CPIA) Granted in 2017—2017 CPIA Targets and Awards” above.

•        For the reasons detailed in “2017 Management Incentive Plan” above, in February 2018, the HC&CC recommended and the Board approved 100% funding in connection with Mr. Messina’s individual performance objectives, which constituted 25% of his MIP award opportunity.  The company-based performance objectives of Mr. Messina’s MIP award, which constituted 75% of the MIP award opportunity, were funded at 85.4% of target.  The Board also certified CPIA funding at 115% of target.

•        As discussed above, during 2017 the HC&CC certified that the performance metrics in Mr. Messina’s October 23, 2014 and March 1, 2015 PRSU awards were not met, which resulted in non-vesting of awards with a combined fair market value at time of grant of $1.86 million.  Additionally, PRSUs granted to Mr. Messina in 2016 with a grant date fair market value of $2.46 million are subject to reduction to the extent to which we do not deliver a 22.89% TSR (and are at risk entirely if we do not deliver positive TSR) over its May 19, 2016 starting point.

In anticipation of his termination of employment, Mr. Messina entered into a separation letter with us in March 2017 that describes the benefits to which he is entitled in connection with his departure to termination without cause benefits under our Tier I Plan, and full vesting of his outstanding equity awards, subject to all applicable performance and settlement provisions.  Mr. Messina will remain subject to his twenty-four (24) month restrictive covenant agreement, which contains non-compete and non-solicit provisions.

In addition, Mr. Messina entered into a consulting agreement with us on June 28, 2017 pursuant to which he agreed, as required by us from time to time, to (i) support Mr. Crowl as requested to prepare for meetings with the Board, clients, stockholders, and employees; (ii) review materials for earnings calls; (iii) support strategic planning efforts; and (iv) participate in internal meetings to ensure effective transition of IT oversight activities and oversight of on-going regulatory matters.  In 2017, Mr. Messina received $50,420 in fees under this consulting agreement.

Mr. Crowl. Mr. Crowl served as Chief Financial Officer from May 2012 to March 29, 2017, at which time he assumed the roles of Chief Operating Officer and subsequently, President and Chief Executive Officer effective June 28, 2017. Under Mr. Crowl’s leadership, significant cost savings and restructuring initiatives were achieved and strategic transactions were executed, while the business continued to move towards the PHH 2.0 model and maintained strategic flexibility.

The HC&CC recommended and the Board approved the following actions in connection with his 2017 compensation:

•        Under his  employment agreement, effective March 29, 2017, Mr. Crowl received a base salary of $575,000, a 2017 MIP and CPIA target award of 125% and 130% of the base salary, respectively, with the MIP target prorated for the difference in salaries prior to the effective date of his employment agreement.  The target compensation levels were informed by market and peer group data, as well as Mr. Crowl’s performance in the CFO role and expected contributions as both the COO and CEO for the balance of the year to lead PHH through the transition to a business model focused on subservicing and portfolio retention services and to return capital to stockholders.

•        For the reasons detailed in “2017 Management Incentive Plan” above, in February 2018, the HC&CC recommended and the Board approved 100% funding in connection with Mr. Crowl’s individual performance objectives, which constituted 25% of his MIP award opportunity.  The company-based performance objectives of Mr. Crowl’s MIP award, which constituted 75% of the MIP award opportunity, were funded at 85.4% of target.  The Board also certified CPIA funding at 115% of target.

CEO Target Compensation. The chart below summarizes how annualized CEO target compensation has been reduced 73% year-over-year from 2016 to 2017 as a result of the CEO transition.

COMPARISON OF ANNUAL TARGET COMPENSATION OF OUR CHIEF EXECUTIVE OFFICERS

ANNUALIZED TARGET COMPENSATION	2016 Glen A. Messina	2017 Robert B. Crowl	% Change

Annualized Salary as of December 31	$950,000	$575,000	-39%
MIP Target	$1,425,000	$718,750	-50%
MIP as % of Base Salary	150%	125%	-17%
LTIP/CPIA Target	$5,260,048	$747,500	-86%
LTIP/CPIA as % of Base Salary	554%	130%	-77%
Total Direct Compensation	$7,635,048	$2,041,250	-73%

RETIREMENT BENEFITS

All of our NEOs are eligible to participate in the PHH Corporation Employee Savings Plan (the “401(k) Plan”) on the same basis as other employees. The 401(k) Plan is a tax-qualified retirement savings plan that provides for employee deferral and employer matching contributions on a pre-tax basis subject to statutory limits. We match four percent of the employee’s deferred compensation up to the statutory limit. See “—Summary Compensation Table—All Other Compensation” for more information regarding matching contributions to the 401(k) Plan made on behalf of each NEO.

Mr. Brown is the only NEO that participates in the PHH Corporation Pension Plan, which is a tax-qualified defined benefit pension plan. The PHH Corporation Pension Plan ceased benefit accruals for most participants, including Mr. Brown, as of October 31, 1999. See “Pension Benefits” below for more information regarding benefits available to Mr. Brown under this plan.

PERQUISITES AND OTHER COMPENSATION

The HC&CC reviews the appropriateness of perquisites each year. During 2017, the only perquisite we provided to our NEOs consisted of financial planning services. The provision of these services is treated as imputed income and is reflected in the “—Summary Compensation Table—All Other Compensation.”

CHANGE IN CONTROL AND OTHER SEVERANCE ARRANGEMENTS

All of our NEOs are eligible for severance benefits conditioned on execution of a general release agreement.  With the exception of Mr. Staid, our NEOs have contractual rights to certain severance benefits as discussed below, which are consistent with the benefits provided under the PHH Corporation Amended and Restated Tier I Severance Plan (“Tier I Plan”).  The Tier I Plan provides the following severance benefits, in the event of a qualifying separation from employment, including a termination without cause by us: (1) bi-weekly salary continuation for the one year duration of the participant’s restrictive covenant agreement; (2) 100% of the target amount of the cash incentive bonus award granted under the MIP (or if not yet granted, 100% of the prior year’s target amount of cash incentive bonus under the MIP), payable during the duration salary continuation; (3) outplacement assistance services not to exceed $18,000 (or $18,500 for Mssrs. Crowl and Bogansky, per their current employment agreements) to be used within 24 months of the separation from employment; and (4) a monthly payment equal to the cost of COBRA coverage during the duration of the restrictive covenants.

Pursuant to their employment agreements executed March 29, 2017 (and subsequently amended and restated on January 25, 2018), Mssrs. Crowl and Bogansky are eligible to receive severance benefits consistent with those set forth in the Tier I Plan in the event of a qualifying termination without cause or resignation for Good Reason, as defined in the employment agreements.   Each are required to execute a general release agreement as a condition to receiving benefits under the agreement and each are subject to a 12 month restrictive covenant.

On March 29, 2017, Mr. Brown and Mr. Kaplan entered into severance letter agreements which (subject to the execution of a separation and general release agreement that each of Mssrs. Brown and Kaplan subsequently entered into on January 1, 2018) provided each with the benefits offered under the Tier I Plan, as described above, provided that each agreed to waive his right to resign for good reason and remain employed through December 31, 2017. Both Mr. Brown and Mr. Kaplan are subject to one year restrictive covenants following their separation from employment.  Mr. Messina also entered into a severance letter agreement on March 29, 2017 which provided him with the benefits offered under the Tier I Plan, provided that he agreed to waive his right to resign for good reason and remain employed through the date of the 2017 Annual Stockholders Meeting. Mr. Messina was also entitled to full vesting of outstanding long term incentive awards upon his termination without cause, subject to vesting and settlement provisions in the award agreements.  Mr. Messina is subject to a 24 month restrictive covenant following his separation from employment, during which his Tier I severance benefits continue.

The Tier I Plan, and Mr. Crowl and Mr. Bogansky’s employment agreements also provide for reduction of the aggregate compensation due to an eligible participant to avoid triggering excise taxes on golden parachute payments under Section 4999 of the Internal Revenue Code and regulations thereunder if the reduction would result in the participant retaining a larger after-tax amount.

Mr. Staid is eligible to receive severance benefits pursuant to the PHH Corporation Tier II Severance Plan, as amended and restated effective November 30, 2017. As a Senior Vice President, Mr. Staid is eligible for 16 weeks of salary if employed less than one year, or if one year of service or more, the greater of 26 weeks of salary or two weeks of salary per year of service plus one week, subject to execution of a release, in the event of a qualifying separation from employment, including a termination resulting from a position elimination (provided he is not offered comparable employment) or workforce reduction.

All awards issued under the 2014 EIP are considered to be double trigger and therefore do not automatically vest upon the occurrence of a change in control (as defined in the 2014 EIP), unless otherwise provided in an award. See below for additional information regarding payments in the event of a change in control or other termination of employment for each NEO.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

Generally, Section 162(m) denies a deduction to any publicly held corporation for certain compensation exceeding $1,000,000 paid during each calendar year to each of the chief executive officer and the three other highest paid executive officers whose compensation must be reported to stockholders.  However, before the effective date of the 2017 tax reform legislation, amounts in excess of $1,000,000 were deductible if they qualified as “performance-based compensation.”

The 2017 MIP permits, but does not require, the granting of awards that are designed to qualify as performance-based compensation for purposes of satisfying the conditions of Section 162(m). Accordingly, where it is deemed appropriate and in our best interests, the HC&CC may approve compensation to executive officers that exceed the limits of deductibility imposed by Section 162(m) and do not result in favorable tax treatment.

The 2017 tax reform legislation removed the “performance-based compensation” exception from Section 162(m). Accordingly, awards made after 2017 generally are not eligible for the “performance-based compensation” exception and will not be deductible to the extent that they cause the compensation of the affected executive officers to exceed $1,000,000 in any year. Awards that were made and subject to binding written contracts in effect on November 2, 2017, are “grandfathered” under prior law and can still qualify as deductible “performance-based compensation,” even if paid in future years. The compensation paid to all of our NEOs in 2017 was fully tax deductible under Section 162(m).

COMPENSATION RISK ASSESSMENT

Our 2017 compensation programs were structured so that a considerable amount of executive compensation was tied to short term objectives that would help our transition to our new operating structure, maximize the opportunity for near-term return of capital to stockholders and maintain strategic flexibility. The focus on short-term objectives could encourage executives and other employees to take risks that may not be in our long-term interests; however, we maintain sound risk management practices that enable the organization to fully comprehend the potential risks and opportunities associated with executing strategic initiatives, accelerating the return of cash to stockholders, and transitioning to the new business model.

We considered risk management in the development of individual performance objectives for executives to align them with incentive payouts, and provided incentives to meet specific business goals. The HC&CC and the Board closely monitored and scrutinized how the “excess cash available for distribution to stockholders” goal contained in both the 2017 MIP and CPIA programs was being calculated on an on-going basis through regular reporting to the Board.  Additionally, the HC&CC may exercise discretion in reducing MIP awards based on factors it deems appropriate, including whether an executive has caused unnecessary or excessive risk in meeting achievement levels. The HC&CC believes this combination of factors encourages our executives and other employees to manage our businesses in a prudent manner.

In 2017 we conducted a risk assessment of our compensation programs which determined that our compensation programs do not encourage excessive or unnecessary risk-taking and are not reasonably likely to have a material adverse effect on us.  We have multi-level review and oversight of our business operations and compensation processes in order to mitigate the possibility of employees receiving rewards for engaging in conduct intended to promote only unsustainable short-term performance. Our compensation policies, which include claw-back provisions, avoid short-term rewards for management decisions that could pose long-term risks to us.

We have other compensation risk governance practices in place as well. Our Chief Risk and Compliance Officer is responsible for analyzing the risks our compensation programs may present in light of our operations and processes, including any mitigating factors. The HC&CC considers this input in the design of our compensation programs as they are being developed. Additionally, the HC&CC consults with the Board’s Audit Committee, as appropriate, regarding any risks presented by the compensation programs. The Audit Committee, consistent with its charter, also coordinates with the HC&CC to review the compensation risk assessment on an annual basis.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The HC&CC consists entirely of “outside directors” within the meaning of the regulations under Section 162(m), “non-employee directors” under SEC Rule 16b-3, and “independent” directors as affirmatively determined by the Board pursuant to the NYSE Listing Standards and our categorical Independence Standards. The current members of the HC&CC, all of whom have served on the committee since our 2017 Annual Stockholders Meeting held on June 28, 2017, are the individuals named as signatories to the Compensation Committee Report set forth above.  From January 1, 2017 until the 2017 Annual Stockholders Meeting, the HC&CC was chaired by Deborah M. Reif (who retired from the Board effective immediately prior to the 2017 Annual Stockholders Meeting) and included Mssrs. Egan, Pizzi and Wetzel.  None of the individuals that served on the HC&CC during 2017 are our current or former officers or employees or engaged in any transactions with us required to be disclosed as “related person transactions” under regulations of the SEC. There were no compensation committee “interlocks” during 2017, which generally means that none of our executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a member of the Board or as a member of the HC&CC.

SUMMARY COMPENSATION TABLE

The information below sets forth the compensation awarded to, earned by, or paid to, our “Named Executive Officers” as defined in Item 402 of Regulation S-K. The form and amount of the compensation awarded to, earned by, or paid to, our NEOs for the year ended December 31, 2017, was determined by the HC&CC.

The amounts included in the “Stock Awards,” and “Total” columns reflect the aggregate grant date fair value of equity-based compensation awards made during a given year computed in accordance with FASB ASC Topic 718 in accordance with SEC rules, as opposed to the amount of value actually realized from equity-based compensation awards during such year by the particular NEO.  Accordingly, the amounts in the “Stock Awards” and “Total” columns do not necessarily reflect the value actually realized from equity based compensation awards by our NEOs for a given year, which may be substantially greater or less than the amounts included in such columns below. See the “Option Exercises and Stock Vested During 2017” table below for information concerning the amount of value actually realized during 2017 by our NEOs from equity-based compensation awards.

Executive Officer	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(6)	Total ($)
Robert B. Crowl President and Chief Executive Officer(7)	2017	554,808	-	-	1,479,404	-	125	2,034,337
	2016	500,000	-	1,736,017	675,492	-	-	2,911,509
	2015	519,231	-	550,421	143,750	-	-	1,213,402

Glen A. Messina Former President and Chief Executive Officer(8)	2017	485,962	-	-	1,841,487	-	894,369	3,221,818
	2016	950,000	-	5,260,048	1,540,122	-	125	7,750,295
	2015	986,538	-	2,320,647	285,000	-	-	3,592,185

Michael R. Bogansky SVP and Chief Financial Officer(9)	2017	315,577	-	-	447,600	-	10,800	773,977
William F. Brown SVP, General Counsel and Secretary(10)	2017	395,000	-	-	760,995	23,246	20,166	1,199,407
	2016	395,000	-	1,054,970	362,874	12,844	19,896	1,845,584
	2015	410,192	-	334,478	70,508	- (5)	20,196	835,374

Stephen Staid SVP, Servicing(11)	2017	291,923	100,000	-	635,169	-	-	1,027,092
Leith W. Kaplan SVP and Chief Risk and Compliance Officer(12)	2017	325,000	-	-	612,408	-	10,800	948,208
	2016	320,481	-	878,267	261,505	-	10,600	1,470,853
	2015	311,538	-	165,115	46,800	-	10,825	534,278

(1)          Mr. Staid received a $100,000 sign-on bonus on February 20, 2017, which vested in its entirety by year-end.

(2)          Amounts shown in these columns reflect the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures (in accordance with SEC rules) for awards subject to time-based vesting and awards subject to performance conditions) of equity-based compensation awards granted to our NEOs.

(3)          Amounts shown in this column for 2017 represent awards paid under the MIP and CPIA in 2018 for performance in respect of 2017. See “Compensation Discussion & Analysis—2017 Management Incentive Plan and —2017 Cash Performance Incentive Award” for more information.

(4)          Amounts shown in this column for 2017 reflect the change in the actuarial present value of the accumulated benefit under the PHH Corporation Pension Plan. Benefit accruals under the PHH Corporation Pension Plan ceased for most participants, including Mr. Brown, as of October 31, 1999. See “Pension Benefits” for additional information regarding the benefits accrued for Mr. Brown and see Note 11, “Pension and Other Post-Employment Benefits” in the Notes to Consolidated Financial Statements included in the Form 10-K for more information regarding the calculation of our pension costs.

(5)          The actuarial present value of accumulated benefits under the PHH Corporation Pension Plan as of December 31, 2015 for Mr. Brown reflected a decrease of $3,473, as compared to the actuarial present value of accumulated benefits as of December 31, 2014.

(6)          Amounts shown in this column are set forth in the supplemental “All Other Compensation” table below.

(7)          Mr. Crowl became our President and Chief Executive Officer effective June 28, 2017.

(8)          Mr. Messina resigned as our President and Chief Executive Officer and as a member of our Board of Directors effective June 28, 2017. The Salary column reflects salary earned, and excludes any separation related payments which are captured in the All Other Compensation column.

(9)          Mr. Bogansky became our Chief Financial Officer effective March 29, 2017.

(10)    Mr. Brown resigned as SVP, General Counsel and Secretary effective December 31, 2017.

(11)    Mr. Staid was hired February 20, 2017 as Senior Vice President, Servicing.

(12)    Mr. Kaplan resigned as SVP and Chief Risk and Compliance Officer effective December 31, 2017.  The increase in Mr. Kaplan’s base salary amount from 2016 to 2017 is a result of an increase to his base salary effective March 2, 2016.

All Other Compensation

The following table provides additional information about the amounts that appear in the “All Other Compensation” column in the Summary Compensation Table.

Executive Officer	401(k) Matching Contributions(1)	Financial Planning Services(2)	Severance Payments(3)	Consulting Fees(4)	Other(5)	Total
Robert B. Crowl	-	-	-	-	$125	$125
Glen A. Messina	-	-	$843,949	$50,420	-	$894,369
Michael R. Bogansky	$10,800	-	-	-	-	$10,800
William F. Brown	$10,331	$9,835	-	-	-	$20,166
Stephen Staid	-	-	-	-	-	$0
Leith W. Kaplan	$10,800	-	-	-	-	$10,800

(1)          Reflects matching contributions made under the PHH Corporation Employee Savings Plan. Following the completion of one year of service, matching contributions are available to all of our employees. PHH will match employee contributions dollar-for-dollar up to the lesser of the first four percent of eligible compensation and the statutory limit of $10,800.

(2)          Reflects the value of financial planning services utilized by Mr. Brown.

(3)          Reflects the value of benefits paid to Mr. Messina under the Tier 1 Severance Letter Agreement effective March 29, 2017.  Particularly, Mr. Messina’s continued receipt of severance benefits thereunder is subject to, among other things, his compliance with the non-compete covenants contained therein.

(4)          Reflects the value of consulting fees paid to Mr. Messina for work performed for the Board of Directors under the consulting agreement entered into on June 28, 2017.

(5)          Reflects awards for achieving length of service milestones. Award values are the same for employees at all levels based on length of service.

GRANTS OF PLAN-BASED AWARDS FOR 2017

The following table reflects NEO incentive opportunities pursuant to the 2017 MIP and CPIA award grants. Actual amounts earned in 2017 by our NEOs are reflected in the Summary Compensation Table.  There were no equity incentive plan awards granted to our NEOs in 2017.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Executive Officer	Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Robert B. Crowl	CPIA	03/29/2017	560,625	747,500	1,121,250
	MIP	03/29/2017	348,074	696,147	2,088,442
Glen A. Messina	CPIA	03/29/2017	795,206	1,060,274	1,590,411
	MIP	03/29/2017	349,418	698,836	2,096,507
Michael R. Bogansky	CPIA	03/29/2017	182,813	243,750	365,625
	MIP	03/29/2017	87,054	174,109	522,327
William F. Brown	CPIA	03/29/2017	296,250	395,000	592,500
	MIP	03/29/2017	167,875	335,750	1,007,250
Stephen Staid	CPIA	03/29/2017	258,750	345,000	517,500
	MIP	03/29/2017	126,539	253,079	759,236
Leith W. Kaplan	CPIA	03/29/2017	243,750	325,000	487,500
	MIP	03/29/2017	130,000	260,000	780,000

Additional Narrative re: Summary Compensation Table and Table of Grants of Plan-Based Awards for 2017

Pursuant to their employment agreements executed March 29, 2017 (and subsequently amended and restated on January 25, 2018), Mr. Crowl and Mr. Bogansky are contractually entitled to their base salaries and to receive certain non-equity incentive compensation targets.  Consistent with their employment agreements, Mr. Crowl and Mr. Bogansky were entitled to 2017 MIP awards with targets of 125% and 55%, respectively and 2017 CPIA Awards with targets of 130% and 75%, respectively, of their base salary.

Consistent with Mr. Messina’s March 29, 2017 severance letter agreement, he is entitled to receive severance benefits consistent with the Tier I Plan, as previously described.  Additionally, Mr. Messina is entitled to receive certain fees for services provided consistent with his consulting agreement, entered into on June 28, 2017, as reflected in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2017

The following table sets forth the outstanding equity awards for each of our NEOs as of December 31, 2017. Equity awards granted prior to May 22, 2014 were granted under the PHH Corporation 2005 Equity and Incentive Plan, as amended and restated and awards granted thereafter were granted under the 2014 EIP.

	Option Awards					Stock Awards
Executive Officer	Number of Securities Underlying Exercised Options - Exercisable (#)	Number of Securities Underlying Exercised Options - Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Robert B. Crowl	24,213(2)			16.34	06/06/2022
	25,267(3)			20.30	09/27/2022
	26,818(4)			21.96	03/29/2023
						2,980(5)	30,694
						41,466(6)	427,100
								0(7)	-
Glen A. Messina	400,000(8)			14.22	06/28/2018
	145,772(3)			20.30	06/28/2018
	97,604(4)			21.96	06/28/2018
Michael R. Bogansky						656(5)	6,757
						20,350(6)	209,605
William F. Brown	17,216(9)			20.00	12/31/2018
	17,510(3)			20.30	12/31/2018
	15,987(4)			21.96	12/31/2018
						1,811(10)	18,653
						25,199(11)	259,550
								0(7)	-
Stephen Staid	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Leith W. Kaplan	5,710(3)			20.30	12/31/2018
	6,787 (4)			21.96	12/31/2018
						894(10)	9,208
						45,039(11)	463,902

(1)          Calculated using the closing price of PHH common stock on December 29, 2017 ($10.30 per share).

(2)          Represents non-qualified stock options to purchase PHH common stock (“NQSOs”) granted on June 6, 2012. This award vested on June 6, 2015, at which time these options became fully exercisable.

(3)          Represents NQSOs granted on September 27, 2012. This award vested on September 27, 2015, at which time these options became fully exercisable.

(4)          Represents NQSOs granted on March 29, 2013. This award vested on March 29, 2016, at which time these options became fully exercisable.

(5)          Represents remaining one-third of RSUs granted on February 25, 2015, which vested February 25, 2018.

(6)          Represents remaining two-thirds of RSUs granted on May 22, 2016, which vest in equal halves on the second and third anniversaries of the grant, subject to continued employment and other plan provisions.

(7)          Represents PRSUs granted on May 22, 2016. These PRSUs are earned based on the achievement of a TSR performance metric over a measurement period that began on May 19, 2016 and ends on the earlier of May 19, 2019 or a change in control. PRSUs that are earned vest on May 22, 2019 subject to continued employment and other plan provisions. As of December 31, 2017, TSR during the performance period was negative, and PRSUs are displayed at “0” because the performance threshold was not met at December 31, 2017.

(8)          Represents NQSOs granted on February 19, 2012. This award vested on February 19, 2015, at which time these options became fully exercisable.

(9)          Represents stock options granted to Mr. Brown on November 14, 2011 which vested on December 31, 2013, at which time these options became fully exercisable.

(10)    Represents RSUs that vested January 1, 2018, to be settled in cash consistent with the terms of the award, as described below in “Potential Payments Upon Termination of Employment or Change in Control.”

(11)    Represents RSUs that vested January 1, 2018, to be settled in cash consistent with the terms of the award, as described below in “Potential Payments Upon Termination of Employment or Change in Control.”

OPTION EXERCISES AND STOCK VESTED DURING 2017

The following table sets forth information for our NEOs regarding the number and value of shares of our common stock that vested during 2017.  No stock options were exercised during 2017.

	Stock Awards

Executive Officer	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert B. Crowl	60,797(1)	821,782
Glen A. Messina	476,204(2)	618,130(2)
Michael R. Bogansky	10,831(3)	147,398
William F. Brown	25,086(1)	339,283
Stephen Staid	-	-
Leith W. Kaplan	32,134(1)	436,886

(1)          Includes (i) February 25, 2017 vesting of one-third of restricted stock units (“RSUs”) granted February 25, 2015 under the 2014 EIP, (ii) May 22, 2017 vesting of one-third of RSUs granted May 22, 2016 under the 2014 EIP, and (iii) September 23, 2017 vesting of 40% of RSUs granted September 23, 2014 under the 2014 EIP.

(2)          Includes (i) March 1, 2017 vesting of one-third of RSUs granted March 1, 2015 under the 2014 EIP, (ii) June 28, 2017 vesting of 50% of RSUs granted October 23, 2014 under the 2014 EIP, settled in cash, (iii)  June 28, 2017 vesting of one-third of RSUs granted March 1, 2015 under the 2014 EIP, settled in cash on March 1, 2018, (iv) June 28, 2017 vesting (as a result of Mr. Messina’s separation from the Company) of 215,311 RSUs granted May 22, 2016, whose “Value Realized on Vesting” is not included in the table because RSUs are to settle in cash pursuant to the original vesting schedule, 50% on each of the second and third anniversaries of the grant, with unit value determined on the applicable settlement date (if the settlement date had been December 31, 2017, the value realized on vesting would have been $2,217,703.30), and (v) June 28, 2017 vesting (as a result of Mr. Messina’s separation from the Company) of 215,311 PRSUs granted May 22, 2016, whose “Value Realized on Vesting” is not included in the table because PRSUs are to settle in cash (subject to the achievement of performance criteria as of the earlier of the date of a change in control or the last date of the vesting period pursuant to the original vesting schedule) pursuant to the original vesting schedule on the third anniversary of the grant, with unit value determined on the settlement date (if the settlement date had been December 31, 2017, no value would have been realized on vesting because performance thresholds were not met).

(3)          Includes (i) February 25, 2017 vesting of one-third of RSUs granted February 25, 2015 under the 2014 EIP, and (ii) May 22, 2017 vesting of one-third of RSUs granted May 22, 2016 under the 2014 EIP.

PENSION BENEFITS

The following table sets forth information relating to the PHH Corporation Pension Plan, which is a defined benefit plan adopted as of our spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.) in 2005. The PHH Corporation Pension Plan has been frozen for all participants, and no further benefits are accruing under such plan. The only NEO eligible for pension benefits under the PHH Corporation Pension Plan is Mr. Brown. The PHH Corporation Pension Plan assumed all liabilities and obligations owed to participants that were actively employed by us at the time of the spin-off under the predecessor plan of Cendant Corporation (now known as Avis Budget Group, Inc.). Mssrs. Crowl, Messina, Bogansky, Staid and Kaplan were not participants in the predecessor plan and are thus not participants in the PHH Corporation Pension Plan.

Executive Officer	Plan Name	Number of Years of Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)

William F. Brown	PHH Corporation Pension Plan	14.9	$284,152	$0

(1)          The number of years of credited service shown in this column is calculated based on the actual years of service through October 31, 1999.

(2)          The valuation included in this column is calculated as of December 31, 2017 as described in Note 11, “Pension and Other Post-Employment Benefits” in the Notes to Consolidated Financial Statements included in the Form 10-K.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL

The following table sets forth the estimated payments and benefits payable to the NEOs, other than Mr. Messina, pursuant to the terms of any contract, agreement, plan or arrangement that existed as of December 31, 2017 (or June 28, 2017 for Mr. Messina), and that provided for payments and benefits following, or in connection with, a termination of the NEO’s employment, including by voluntary termination with or without good reason, involuntary termination not for cause, involuntary termination for cause, death, disability, or a change in control with or without a termination of the NEO’s employment. For purposes of calculating the amounts in the table below, we have assumed that the termination or change in control event took place on December 31, 2017 (or June 28, 2017 for Mr. Messina), as required by SEC rules. For purposes of calculating the value of any equity based awards in accordance with the SEC rules, we used the closing price of our common stock on December 29, 2017 of $10.30 per share, except where the value of Mr. Messina’s equity awards were determined upon his termination date. See the discussion that follows the table for additional information regarding these estimated payments and benefits.

Name and Description of Potential Payments	Voluntary Termination without Good Reason	Voluntary Resignation With Good Reason	Involuntary Termination Not for Cause	Involuntary Termination for Cause	Change in Control without Termination	Change in Control with Termination	Death	Disability	Retirement
Robert B. Crowl
Severance (base salary)	–	575,000	575,000	–	–	575,000	–	–	–
Severance (MIP target)	–	718,750	718,750	–	–	718,750	–	–	–
MIP Award	–	619,779	619,779	–	619,779	619,779	–	–	–
Discretionary Severance*	–	–	–	–	–	–	718,750	718,750	–
CPIA Award	–	859,625	859,625	–	–	859,625	859,625	859,625	–
Acceleration of Stock Awards	–	456,218	456,218	–	–	457,794	457,794	457,794	–
Retirement Plans	–	–	–	–	–	–	–	–	–
Outplacement	–	18,000	18,000	–	–	18,000	–	–	–
Health Insurance Premiums	–	23,867	23,867	–	–	23,867	–	–	–
TOTAL	–	3,271,239	3,271,239	–	619,779	3,272,814	2,036,169	2,036,169	–
Glen A. Messina
Severance (base salary)	–	–	1,900,000	–	–	–	–	–	–
Severance (MIP target)	–	–	1,425,000	–	–	–	–	–	–
MIP Award	–	–	622,172	–	–	–	–	–	–
Discretionary Severance*	–	–	–	–	–	–	–	–	–
CPIA Award	–	–	1,219,315	–	–	–	–	–	–
Acceleration of Stock Awards	–	–	2,675,155	–	–	–	–	–	–
Retirement Plans	–	–	–	–	–	–	–	–	–
Outplacement	–	–	18,000	–	–	–	–	–	–
Health Insurance Premiums	–	–	50,796	–	–	–	–	–	–
TOTAL	–	–	7,910,438	–	–	–	–	–	–
Michael R. Bogansky
Severance (base salary)	–	325,000	325,000	–	–	325,000	–	–	–
Severance (MIP target)	–	178,750	178,750	–	–	178,750	–	–	–
MIP Award	–	167,288	167,288	–	167,288	167,288	–	–	–
Discretionary Severance*	–	–	–	–	–	–	178,750	178,750	–
CPIA Award	–	280,313	280,313	–	–	280,313	280,313	280,313	–
Acceleration of Stock Awards	–	216,012	216,012	–	–	216,362	216,362	216,362	–
Retirement Plans	–	–	–	–	–	–	–	–	–
Outplacement	–	18,000	18,000	–	–	18,000	–	–	–
Health Insurance Premiums	–	23,867	23,867	–	–	23,867	–	–	–
TOTAL	–	1,209,229	1,209,229	–	167,288	1,209,579	675,424	675,424	–

Name and Description of Potential Payments	Voluntary Termination without Good Reason	Voluntary Resignation With Good Reason	Involuntary Termination Not for Cause	Involuntary Termination for Cause	Change in Control without Termination	Change in Control with Termination	Death	Disability	Retirement
William F. Brown
Severance (base salary)	–	–	395,000	–	–	–	–	–	–
Severance (MIP target)	–	–	335,750	–	–	–	–	–	–
MIP Award	–	–	306,745	–	–	–	–	–	–
Discretionary Severance*	–	–	–	–	–	–	–	–	–
CPIA Award	–	–	454,250	–	–	–	–	–	–
Acceleration of Stock Awards	–	–	277,245	–	–	–	–	–	–
Retirement Plans	–	–	–	–	–	–	–	–	–
Outplacement	–	–	18,000	–	–	–	–	–	–
Health Insurance Premiums	–	–	23,552	–	–	–	–	–	–
TOTAL	–	–	1,810,542	–	–	–	–	–	–
Stephen Staid
Severance (base salary)	–	–	106,154	–	–	106,154	–	–	–
Severance (MIP target)	–	–	–	–	–	–	–	–	–
MIP Award	–	–	238,419	–	238,419	238,419	–	–	–
Discretionary Severance*	–	–	–	–	–	–	253,079	253,079	–
CPIA Award	–	–	396,750	–	–	396,750	396,750	396,750	–
Acceleration of Cash Awards	–	–	232,875	–	–	232,875	12,669	12,669	–
Acceleration of Stock Awards	–	–	–	–	–	–	–	–	–
Retirement Plans	–	–	–	–	–	–	–	–	–
Outplacement	–	–	18,000	–	–	18,000	–	–	–
Health Insurance Premiums	–	–	–	–	–	–	–	–	–
TOTAL	–	–	992,198	–	238,419	992,198	662,498	662,498	–
Leith W. Kaplan
Severance (base salary)	–	–	325,000	–	–	–	–	–	–
Severance (MIP target)	–	–	260,000	–	–	–	–	–	–
MIP Award	–	–	238,658	–	–	–	–	–	–
Discretionary Severance*	–	–	–	–	–	–	–	–	–
CPIA Award	–	–	373,750	–	–	–	–	–	–
Acceleration of Stock Awards	–	–	472,636	–	–	–	–	–	–
Retirement Plans	–	–	–	–	–	–	–	–	–
Outplacement	–	–	18,000	–	–	–	–	–	–
Health Insurance Premiums	–	–	24,370	–	–	–	–	–	–
TOTAL	–	–	1,712,414	–	–	–	–	–	–

* “Discretionary Severance” reflects the HC&CC’s ability to exercise judgment to waive the requirement that an NEO be employed on the date the HC&CC certifies performance under the MIP in order to receive a MIP payment. In determining whether to grant any such waiver, the HC&CC would consider a number of variables, including the NEO’s performance and role in meeting business requirements. Thus, while for illustrative purposes, the above table includes Discretionary Severance in an amount equal to each NEO’s 2017 MIP target, no NEO is entitled to Discretionary Severance in any circumstance and would only receive Discretionary Severance if the HC&CC, in its sole discretion, elected to grant the above-described waiver.

The amounts shown in the above table include estimates of what would be paid to the applicable NEOs upon the occurrence of the specified event. The actual amounts to be paid to the applicable NEOs can only be determined at the time of such event. The table does not include payments of life or disability insurance payable upon the death or disability of the NEOs, as these benefits are available to all employees on the same basis. It is also important to note that all outstanding LTIP awards do not automatically result in the settlement of the award and instead include double-trigger requirements in the event of a change in control such that an NEO will only receive accelerated payouts if terminated without cause or upon voluntary resignation for good reason following a change in control.

POTENTIAL PAYMENTS AND BENEFITS

•        Employment Agreements.  Mssrs. Crowl and Bogansky each entered into an employment agreement with us, effective March 30, 2017 (which were subsequently amended and restated on January 25, 2018), under which each is entitled to receive certain benefits upon termination of employment by us without cause, upon expiration of the employment agreement or upon resignation for good reason, in each case, subject to execution of a general release agreement. These benefits include the same benefits that are applicable to a termination without cause under the Tier I Plan, as described below.   Furthermore, on March 30, 2017, we announced that Mssrs. Messina, Kaplan and Brown would step down from their positions as our President and CEO, SVP and Chief Risk and Compliance Officer and SVP, General Counsel and Secretary, respectively, on the date of the 2017 Annual Stockholders Meeting in the case of Mr. Messina and December 31, 2017 for Mssrs. Brown and Kaplan.  In connection therewith, each entered into a letter agreement on March 29, 2017 that describes the benefits to which each was entitled in connection with his departure, provided each remained employed through the date of the 2017 Annual Stockholders Meeting in the case of Mr. Messina, or December 31, 2017 for Mssrs. Brown and Kaplan.  The severance benefits were equivalent to those applicable to a termination without cause under the Tier I Plan, as described below, and conditioned upon execution of a general release agreement.  Mr. Messina is also entitled to full vesting of outstanding LTIP awards upon his termination without cause.  Each of Mssrs. Kaplan and Brown also continues to be subject to a twelve (12) month restrictive covenant agreement, which contains non- compete and non-solicit provisions.   Mr. Messina continues to be subject to a twenty four (24) month restrictive covenant agreement, which contains non-compete and non-solicitation provisions.

•        Severance.  All NEOs are entitled to severance benefits upon a qualifying termination of employment, conditioned upon a general release agreement.  As described immediately above, Mssrs. Crowl and Bogansky receive severance benefits as set forth in their employment agreements and Mssrs. Messina, Kaplan and Brown receive severance benefits as set forth in their separation letter agreements, in all cases consistent with the Tier I Plan.

The severance benefits for all NEOs except Mr. Staid include under the Tier I Plan: salary continuation for one year, which runs concurrent with the duration of the non-compete and/or non-solicitation provisions contained in restrictive covenant agreements executed as a condition of participation in our LTIP or in an  employment agreement; 100% of the target amount of the cash incentive bonus award granted to the executive officer under the management incentive plan for the year in which the qualifying termination occurs (or, if the NEO has not yet received a cash incentive bonus award for the year of termination, then 100% of the target amount of the cash incentive bonus award granted to the NEO in the prior year), payable over the salary continuation period; outplacement assistance services not to exceed $18,000 (or $18,500 for Mssrs. Crowl and Bogansky pursuant to their employment agreements) to be used within 24 months of the qualifying termination; and a monthly payment of an amount equal to the cost of COBRA coverage during the duration of the one-year restricted covenants.

Mr. Staid is eligible for severance benefits under the Tier II Plan and is eligible for 16 weeks of salary if employed less than one year, or if one year of service or more, the greater of 26 weeks of salary or two weeks of salary per year of service plus one week. Benefits eligibility is subject to execution of a release, in the event of a qualifying separation from employment, including a termination resulting from a position elimination or workforce reduction. Mr. Staid is also subject to a 12 month non solicitation agreement.

•        Stock Options. All of the Company stock options held by the NEOs were fully vested and exercisable as of December 31, 2017. Therefore, neither a qualifying termination nor a change in control will have any beneficial impact on the NEOs’ outstanding Company stock options.

•        Restricted Stock Units. None of the NEOs’ outstanding restricted stock units are “single-trigger,” and a change in control alone would not result in the vesting or settlement of such awards.

•        Restricted Stock Units Granted in 2015. The NEOs’ restricted stock units granted in 2015 contain “double-trigger” protections that would result in the full vesting of such awards in connection with a termination by us without “cause,” a resignation by  the NEO  for “good reason,” or the NEO’s retirement (voluntary resignation after 65), in each case, within two years following a change in control. Such restricted stock units would also vest in full on separation from service due to death or disability, and would vest on a pro-rated basis (based on the number of days worked from the grant date through separation over the number of days from the grant date through the end of the measurement period or vesting period, as applicable) in case of a termination without cause. However such performance- based restricted stock units would still remain subject to the achievement of the applicable performance criteria.

•        Restricted Stock Units Granted in 2016. Full vesting of RSUs granted in 2016 occurs if the NEO is terminated without cause or the NEO experiences a separation from service due to death or disability. Full vesting of outstanding PRSUs granted in 2016 occurs prior to the conclusion of the three-year measurement period if (i) the NEO is terminated without cause prior to the expiration of the vesting period (with the number of PRSUs earned remaining subject to the achievement of the performance measure over the performance period); or (ii) the NEO experiences a separation from service due to death or disability (with the number of PRSUs earned being determined based on performance through the date of such death or disability).

The amounts in the above table are calculated using the closing price of our common stock on December 29, 2017, and the number of RSUs and PRSUs used to calculate the amounts in the table are those unvested RSUs and PRSUs that would become vested as a result of the stated triggering event pursuant to SEC rules. Assuming a change in control and qualifying termination occurred on December 31, 2017 and a per share Company common stock price of $10.30, the applicable performance criteria that must be met for the PRSUs to have value would not be met and, therefore, those awards would be valueless and are not reflected in the table above.

•        2017 Management Incentive Plan Awards. Pursuant to the terms of the 2017 MIP award, if an NEO is terminated without “cause” (as defined therein) prior to the date the HC&CC certifies payments under the Plan, the NEO would be entitled to a pro-rata portion of the final MIP award based on the number of days worked by the NEO during 2017 with the Company performance metrics being determined based on actual performance after the end of 2017 and individual performance metrics assessed at the time of termination. If a change in control had occurred during 2017, the performance metrics would have been scored at the time of the change in control and the NEO would have been entitled to payment no later than March 15, 2018 and, if on or following a change in control, the NEO was terminated without “cause” or resigned for “good reason,” the NEO would be entitled to be paid his or her 2017 MIP as soon as practicable thereafter. Otherwise, the NEO must have been employed by us on the date the performance goals were certified by the HC&CC in order to be paid his or her 2017 MIP (unless the HC&CC exercised discretion to award a MIP in the event of death or disability, as described immediately following the table above). The amounts in the table above are based on actual performance for purposes of the Company performance metrics and target performance for purposes of the individual performance metrics of each NEO’s 2017 MIP.

•        2017 Cash Performance Incentive Awards. Pursuant to the terms of the award, if an NEO is terminated without “cause” (as defined therein) prior to the vesting date of March 31, 2018, (irrespective of a change in control) the NEO would be fully vested in the award, subject to the achievement of performance conditions. The amounts in the table above are based on actual performance for purposes of the Company performance metrics and target performance for purposes of the individual performance metrics of each NEO’s 2017 MIP.

•       Retirement Plans. Mr. Brown is a participant in the PHH Corporation Pension Plan, which is a defined benefit plan adopted as of our spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.) in 2005. The PHH Corporation Pension Plan has been frozen for all participants and no further benefits are accruing under such plan. Participants in the PHH Corporation Pension Plan are entitled to payments in the form of an annuity upon attaining retirement age. See the “Pension Benefits” section above for more information.

CEO PAY RATIO

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable SEC rules, we are required to disclose the median of the annual total compensation of all of our employees (other than our principal executive officer), the annual total compensation of our principal executive officer, our President and CEO Robert B. Crowl, and the ratio of these two amounts.

The ratio of the annual total compensation of Mr. Crowl to the median of the annual total compensation of all other employees was 40 to 1.  This ratio is a reasonable estimate calculated in a manner consistent with SEC rules and as described below.

In determining CEO pay for the purposes of this disclosure, we annualized the compensation of Mr. Crowl on December 31, 2017. Accordingly, Mr. Crowl’s total compensation was adjusted to reflect an annual base salary of $575,000 and an annualized MIP award of $639,902.  All other forms of compensation reflect Summary Compensation Table values, including the CPIA award that was granted to Mr. Crowl in 2017. For purposes of this disclosure, CEO total compensation for fiscal year 2017 was $2,074,652.

We have estimated the median of the 2017 annual total compensation of all employees, other than Mr. Crowl, to be $52,451. To identify the median of the annual total compensation of all our employees, we prepared a listing of all employees, other than the CEO, and Form W-2 wages for such employees as of December 31, 2017, and annualized Form W-2 wages for our full-time and part-time employees who were not employed for the full year. The median of the annual total compensation for all employees, other than the CEO, was selected from such annualized wages, and all of the elements of such employee’s 2017 total compensation were calculated using the same methodology we used for our NEOs in the Summary Compensation Table included in this Form 10-K.  Since all of our employees, including the CEO, are located within the United States, we did not make any cost of living adjustments in identifying the median employee.

DIRECTOR COMPENSATION

The HC&CC is responsible for the annual review of the PHH Corporation Equity Compensation Program for Non-Employee Directors (“Non-Employee Director Compensation Program” or “Program”), which is based on a number of variables, including market practice, workload and 2017 Peer Group benchmark data. Consistent with its charter, the HC&CC makes recommendations to the Board for its approval regarding the design of the Program and any changes to non-employee director compensation levels when appropriate. Our Non-Employee Director Compensation Program aligns our non-employee directors’ interests with those of our stockholders by compensating non-employee directors with a combination of cash and equity to focus them on stockholder value creation and to provide market competitive compensation for their Board service.

We do not maintain a retirement plan for non-employee directors. We reimburse Board members for related business expenses, including costs of travel, food and lodging incurred in attending Board, committee and stockholder meetings and costs associated with director education opportunities.

2017-2018 PROGRAM

The 2017-2018 Program, which was amended on April 27, 2017 to decrease Board compensation expense, provides for equity grants pursuant to the 2014 EIP and included an annual equity grant as of the date of the annual meeting of stockholders.  Pursuant to the 2017-2018 Program, the total Board retainer for non-employee directors was reduced from $220,000 to $195,000, which consisted of compensation in the form of both cash and equity as described in the immediately following paragraph.  This reduction represents a decrease in equity compensation by approximately 8% from prior years.  No changes were made to the amount or form of the Chairman’s stipend.

Consistent with prior years, non-employee directors may elect to receive the equity portion of their retainer in the form of common stock or restricted stock units (“Director RSUs”), the settlement of which can be deferred at the director’s election in order to provide flexibility in timing associated with taxable income. For the 2017-2018 Program, newly appointed non-employee directors receive a minimum of $110,000 in equity compensation fees, with the option to receive all or a portion of the $85,000 cash retainer also as equity. Non-employee directors who were re-elected to the Board at the 2017 Annual Stockholders Meeting received $119,650 ($165,674 for the Chairman) in equity compensation fees based on the terms of the Program.  The equity grant awarded to non-employee directors for the term running from the 2017 Annual Stockholders Meeting through June 30, 2018 (the “2017-2018 Term”), which was granted on June 28, 2017 (the date of the 2017 Annual Stockholders Meeting) covers more than 56% of each director’s applicable Board retainer, while the remainder of the retainer and all committee stipends are paid in cash.

The cash portion of director fees are paid, and the annual equity grant under the Program vests, in arrears in four equal installments on the last day of each full calendar quarter immediately following the grant date, except in the case of death, disability or a termination of service following a change in control, in which case vesting is accelerated.  In each case, vesting is subject to continuing Board service on the applicable vesting date.

During 2017, the final two installments of the annual grant of non-employee directors’ equity compensation for the term running from the 2016 Annual Stockholders Meeting to the 2017 Annual Stockholders Meeting (the “2016-2017 Term”) vested on March 31, 2017 and June 27, 2017 and the first two installments of the annual grant of non-employee directors’ equity compensation for the 2017-2018 Term vested on September 30, 2017 and December 31, 2017.  As of those same dates, the cash portion of the non-employee director retainer fee and committee stipends were paid for service attributable to the applicable calendar quarter.

As a result of the changes reflected in the 2017-2018 Program and the consolidation of the Finance Compliance & Risk Management Committee and the Audit Committee on June 28, 2017, Board-related target compensation expense for the 2017-2018 Term as compared to the 2016-2017 Term decreased by 12%.

2018-2019 PROGRAM

On March 8, 2018, in order to align with a significantly smaller company with a more narrowly-focused business model, the HC&CC recommended and the Board approved the Program for the 2018-2019 term to further reduce anticipated Board compensation costs by 26%.  Pursuant to 2018-2019 Program, which is effective July 1, 2018, the Board retainer will be reduced 28% from $195,000 to $140,000.  In order to prevent dilution in the Company’s stock pending the proposed merger with Ocwen, the Board retainer will be payable in cash and in equal installments, at the end of each calendar quarter, in arrears, subject to continuing Board service on the applicable vesting date. The Chairman’s additional retainer remains unchanged at $75,000 and will also be payable in cash.  Committee stipends remain payable in cash each quarter and have been reduced as reflected in the table below.  The amended program also includes meeting fees for Board and Committee meetings that exceed certain pre-established thresholds.

COMPONENTS OF NON-EMPLOYEE DIRECTOR COMPENSATION PROGRAM

Compensation Element	Form of Payment	Role	2017-2018 Amount ($)	2018-2019 Amount ($)
Board Retainer	2017-2018: Equity/cash mix as described above 2018-2019: 100% cash	Non-Employee Chairman of the Board	270,000(1)	215,000
		Non-Employee Director	195,000(2)	140,000
Committee Stipend	100% in cash	Audit Committee Chair	25,000	20,750
		Audit Committee Member	20,000	12,500
		HC&CC Chair	20,000	16,250
		HC&CC Member	12,500	8,875
		Corporate Governance Committee Chair	10,000	13,500
		Corporate Governance Committee Member	8,000	5,000
		Special Committee Chair	25,000	20,750
		Special Committee Member	15,000	15,000
Meeting Fees	100% in cash	Per Board Meeting in excess of 12	N/A	1,000
		Per Audit meeting in excess of 10	N/A	750
		Per HC&CC meeting in excess of 8	N/A	750
		Per Corporate Governance meeting in excess of 4	N/A	500
		Per Special Committee meeting in excess of 10	N/A	750

(1)    The non-executive chairman of the Board receives an annual retainer that is $75,000 greater in the aggregate than the retainer paid to other non-employee directors. Accordingly, for the 2017-2018 Term and based on his elections, Chairman Egan will be paid $104,326 in cash and was granted Director RSUs with an aggregate grant date fair value of $165,674.

(2)    For the 2017-2018 Term, a minimum of $110,000 of the retainer must be delivered in equity, and the retainer balance in excess of the minimum is to be delivered in either cash, equity or a combination of cash and equity, based on individual director elections. Mssrs. Neuhauser and Stein elected to have the $85,000 balance delivered entirely in cash. Elections for Ms. Carlin and Mssrs. Pizzi and Wetzel consist of $75,350 to be paid in cash and Director RSUs with an aggregate grant date fair value of $119,650.

DIRECTOR COMPENSATION TABLE

The following table sets forth the compensation paid to, or earned by, each of our non-employee directors during 2017.

Name	Committee Membership as of December 31, 2017	Fees Earned or Paid In Cash ($)	Stock Awards(1) ($)	Total ($)
Jane D. Carlin(2)	Audit Corporate Governance (Chair) Special Committee (Chair)	140,182	119,650	259,832
James O. Egan(3) Chairman of the Board	Audit	138,153	165,674	303,827
Thomas P. Gibbons(4)	n/a	57,507	-	57,507
James C. Neuhauser(5)	Audit HC&CC	58,751	109,997	168,748
Charles P. Pizzi(6)	Corporate Governance HC&CC (Chair)	106,682	119,650	226,332
Deborah M. Reif(4)	n/a	70,007	-	70,007
Kevin Stein(5)	Corporate Governance HC&CC Special Committee	60,251	109,997	170,248
Carroll R. Wetzel, Jr.(7)	Audit (Chair) HC&CC	122,932	119,650	242,582

(1)          The amounts shown in the Stock Awards column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”) for awards granted during our 2017 fiscal year, not the actual amounts paid to or realized by our independent directors during our 2017 fiscal year. As detailed below, the value reflected in this column includes the entire value of the annual grant attributable to Board service for the 2017-2018 Term. Pursuant to ASC 718, the grant date fair value is calculated using the closing market price of our common stock on the date of grant. See also Note 15, “Stock-Based Compensation” in the Notes to Consolidated Financial Statements included in the Form 10-K for the assumptions used in calculating our equity based compensation expense.

(2)          Ms. Carlin was appointed as Chair of the Corporate Governance Committee on June 28, 2017.

(3)          Mr. Egan rotated off the Corporate Governance Committee and the HC&CC on June 28, 2017.

(4)          Fees Earned and Stock Awards for Mr. Gibbons and Ms. Reif reflect active service as a director from January 1, 2017 to immediately prior to the 2017 Annual Stockholders Meeting, as they did not seek re-election to the Board upon expiration of the 2016-2017 Term. During this time, the final two installments of the equity compensation granted to non-employee directors (including Mr. Gibbons and Ms. Reif) in June 2016 for the 2016-2017 Term vested, but Mr. Gibbons and Ms. Reif were not granted equity awards in fiscal year 2017. At the time of their resignations, Mr. Gibbons was a member of the Audit Committee and the since-dissolved Finance, Compliance & Risk Management Committee (“FCRMC”), and Ms. Reif was a member of the FCRMC and Special Committee and the chair of the HC&CC.

(5)          Mssrs. Neuhauser and Stein were elected as Directors at the June 28, 2017 Annual Stockholders Meeting and were immediately appointed to the committees listed above.

(6)          Mr. Pizzi was appointed as Chair of the HC&CC and from Chair to member of the Corporate Governance Committee on June 28, 2017.

(7)          Mr. Wetzel rotated off the Corporate Governance Committee on June 28, 2017.

DIRECTOR EQUITY GRANTS

The following table sets forth the grant date fair value computed in accordance with ASC 718 of each equity award granted to non-employee directors during 2017.

Name	Grant Date Fair Value		Units granted on June 28, 2017	Unvested Units as of December 31, 2017
	June 28, 2017(1) ($)	Total ($)
Jane D. Carlin	119,650	119,650	8,639	4,320
James O. Egan	165,674	165,674	11,962	5,982
Thomas P. Gibbons(2)	-	-	-	-
James C. Neuhauser	109,997	109,997	7,942	3,972
Charles P. Pizzi	119,650	119,650	8,639	4,320
Deborah M. Reif(2)	-	-	-	-
Kevin Stein	109,997	109,997	7,942	3,972
Carroll R. Wetzel, Jr.	119,650	119,650	8,639	4,320

(1)          Equity award granted pursuant to the Program on June 28, 2017 that vests in four equal installments on September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018, subject to continuing Board service on the applicable vesting date, except in the case of death, disability or a termination of service following a change in control, in which vesting is accelerated.  Ms. Carlin and Mssrs. Egan, Pizzi and Wetzel elected to have such 2017 equity awards delivered as Director RSUs with settlement deferred until termination of service from the Board.  Mssrs. Neuhauser and Stein elected to have equity delivered as restricted shares.

(2)          Mr. Gibbons and Ms. Reif did not seek re-election to the Board upon expiration of the 2016-2017 Term and, therefore, were not granted equity awards in 2017.

We have never provided stock option awards to our non-employee directors; therefore there were no option awards outstanding at December 31, 2017 for any of the above listed directors.

Non-Employee Director and Employee Share Ownership and Retention Policy

To further align the interests of non-employee directors with those of stockholders, non-employee directors are required to retain net shares of our common stock, which includes vested and unvested Director RSUs, equal to five times the cash portion of the Board retainer, consistent with the terms of the Non-Employee Director and Employee Share Ownership and Retention Policy, which became effective February 26, 2015. Pursuant to that policy, non-employee directors are permitted to sell accumulated equity so long as their share retention requirements are met and only when consistent with applicable securities laws and Company trading policies. As of January 2, 2018, all non-employee directors were in compliance with this ownership and retention policy. In addition, our Policy Prohibiting Pledging and/or Hedging of PHH Corporation Securities, which became effective January 24, 2013, prohibits our non-employee directors from pledging Company securities as collateral for a loan, holding Company securities in a margin account or engaging in any hedging transactions with respect to our securities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Compensation Plans (Excluding Securities Reflected in Column (a))(#)
Equity compensation plans approved by security holders(1)	1,222,279	$17.85	7,183,901

Equity compensation plans not approved by security holders	—	—	—
Total	1,222,279(2)	$17.85(3)	7,183,901

(1)                            Equity compensation plans approved by stockholders include the 2014 EIP as approved by our stockholders on May 22, 2014. See also, Note 15, “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included in the Form 10-K for more information.

(2)                            Includes 901,310 stock options and 320,969 RSUs.  RSUs also represent the number of shares to be issued if certain performance-based or market-based conditions are met at the maximum level.

(3)                            Because there is no exercise price associated with RSUs, RSUs described in footnote (2) above are not included in the weighted average exercise price calculation.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our outstanding common stock by those persons who are known to us to be beneficial owners of 5% or more of our common stock, by each of our Named Executive Officers, by each of our current directors, and by our current directors, Named Executive Officers and current executive officers as a group.  As of April 18, 2018, there were 32,557,494 shares of our common stock issued and outstanding.  See also “Director Compensation” in Item 11 above for additional information concerning the holdings of vested RSUs by our non-employee directors.

Name and Address	Number of Shares Beneficially Owned(1)	Percent of Class

PRINCIPAL STOCKHOLDERS

Dimensional Fund Advisors LP(2)	3,736,189	11.48%
Building One, 6300 Bee Cave Road, Austin, TX 78746

The Vanguard Group(3)	2,710,695	8.33%
100 Vanguard Blvd, Malvern, PA 19355

Renaissance Technologies LLC (4)	2,587,400	7.95%
800 Third Avenue, New York, NY 10022

BlackRock, Inc.(5)	2,532,761	7.78%
55 East 52nd Street, New York, NY 10055

Silver Point Capital, L.P.(6)	1,761,994	5.41%
Two Greenwich Plaza, Greenwich, CT 06830

DIRECTORS AND NAMED EXECUTIVE OFFICERS

Robert B. Crowl(7)	174,135	*

Glen A. Messina(8)	722,540	2.22%

Michael R. Bogansky(9)	17,300	*

William F. Brown(10)	107,115	*

Leith W. Kaplan(11)	30,964	*

Stephen Staid(12)	-	-

Jane D. Carlin(13)(19)	32,068	*

James O. Egan(14)(19)	31,877	*

James C. Neuhauser(15)	5,956	*

Charles P. Pizzi(16)(19)	25,893	*

Kevin Stein(17)	5,467	*

Carroll R. Wetzel, Jr.(18)(19)	26,036	*

All Current Directors and Current Executive Officers as a Group (12 persons)	319,054	*

*      Represents less than one percent.

(1)                                  Based upon information furnished to us by the respective stockholders or contained in filings made by the respective stockholders with the SEC. For purposes of this table, if a person has or shares voting or investment power with respect to any of our common stock, then such common stock is considered beneficially owned by that person under SEC rules. Shares of our common stock beneficially owned by our executive officers and non-employee directors include direct and indirect ownership of shares issued and outstanding as of April 18, 2018, and shares as to which any such person has a right to acquire within 60 days of such date. Unless otherwise indicated in the table, the address of all listed stockholders is c/o PHH Corporation, 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054.

(2)                                  Based solely on a Schedule 13G/A filed with the SEC on February 9, 2018, Dimensional Fund Advisors LP (“DFA”) reported aggregate beneficial ownership of 3,736,189 shares of our common stock, representing approximately 11.48% of our common stock outstanding as of April 18, 2018, calculated in accordance with Item 403 of Regulation S-K and Rule 13d-3(d)(1) under the Exchange Act. DFA reported that it possessed sole voting power over 3,517,897 shares and sole dispositive power over 3,736,189. DFA also reported that it did not possess shared voting or shared dispositive power over any shares beneficially owned.

(3)                                  Based solely on a Schedule 13G/A filed with the SEC on February 9, 2018, The Vanguard Group reported aggregate beneficial ownership of 2,710,695 shares of our common stock, representing approximately 8.33% of our common stock outstanding as of April 18, 2018, calculated in accordance with Item 403 of Regulation S-K and Rule 13d-3(d)(1) under the Exchange Act. The Vanguard Group reported that it possessed sole voting power over 34,812 shares and sole dispositive power over 2,673,590 shares. The Vanguard Group also reported that it possessed shared voting power over 4,993 shares and shared dispositive power over 37,105 shares.

(4)                                  Based solely on a Schedule 13G/A filed with the SEC on February 14, 2018, Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation (collectively, “Renaissance”) reported aggregate beneficial ownership of 2,587,400 shares of our common stock, representing approximately 7.95% of our common stock outstanding as of April 18, 2018, calculated in accordance with Item 403 of Regulation S-K and Rule 13d-3(d)(1) under the Exchange Act. Renaissance reported that it possessed sole voting power over 2,587,400 shares and sole dispositive power over 2,587,400 shares. Glenview also reported that it did not possess shared voting or shared dispositive power over any shares beneficially owned.

(5)                                  Based solely on a Schedule 13G/A filed with the SEC on January 29, 2018, BlackRock, Inc. (“BlackRock”) reported aggregate beneficial ownership of 2,532,761 shares of our common stock, representing approximately 7.78% of our common stock outstanding as of April 18, 2018, calculated in accordance with Item 403 of Regulation S-K and Rule 13d-3(d)(1) under the Exchange Act. BlackRock reported that they possessed sole voting power over 2,401,418 shares and sole dispositive power over 2,532,761 shares. BlackRock also reported that they did not possess shared voting or shared dispositive power over any shares beneficially owned.

(6)                                  Based solely on a Schedule 13G/A filed with the SEC on February 14, 2018, Silver Point Capital, L.P. and certain of its affiliates (collectively, “Silver Point”) reported aggregate beneficial ownership of 1,761,994 shares of our common stock, representing approximately 5.41% of our common stock outstanding as of April 18, 2018, calculated in accordance with Item 403 of Regulation S-K and Rule 13d-3(d)(1) under the Exchange Act. Silver Point reported that they possessed sole voting power over 1,761,994 shares and sole dispositive power over 1,761,994 shares. Silver Point also reported that they did not possess shared voting or shared dispositive power over any shares beneficially owned.

(7)                                  Represents 77,104 shares of our common stock held directly by Mr. Crowl, 76,298 shares of our common stock underlying stock options that are currently exercisable and 20,733 shares of our common stock underlying RSUs that become fully vested within sixty days of April 18, 2018.

(8)                                  Represents 79,164 shares of our common stock held directly by Mr. Messina and 643,376 shares of our common stock underlying stock options that are currently exercisable.   The shares of common stock represent those held by Mr. Messina according to the Form 4 filed with the SEC on March 2, 2017.  Due to Mr. Messina’s separation from the Company, the Company does not have access to Mr. Messina’s current common stock holdings, if any.

(9)                                  Represents 7,126 shares of our common stock held directly by Mr. Bogansky and 10,174 shares of our common stock underlying RSUs that become fully vested within sixty days of April 18, 2018.

(10)                            Represents 56,402 shares of our common stock held directly by Mr. Brown and 50,713 shares of our common stock underlying stock options that are currently exercisable.  The shares of common stock represent those held by Mr. Brown according to the Form 4 filed with the SEC on December 18, 2017.  Due to Mr. Brown’s separation from the Company, the Company does not have access to Mr. Brown’s current common stock holdings, if any.

(11)                            Represents 18,467 shares of our common stock held directly by Mr. Kaplan and 12,497 shares of our common stock underlying stock options that are currently exercisable.  The shares of common stock represent those held by Mr. Kaplan according to the Form 4 filed with the SEC on November 13, 2017.  Due to Mr. Kaplan’s separation from the Company, the Company does not have access to Mr. Kaplan’s current common stock holdings, if any.

(12)                            Mr. Staid does not directly own shares of our common stock or have shares underlying stock options that are exercisable within sixty days of April 18, 2018.

(13)                            Represents 8,508 shares of our common stock directly held by Ms. Carlin. Also includes 23,560 shares of our common stock underlying fully vested RSUs held as of April 18, 2018.  See Footnote 19 below for further information.

(14)                            Represents 31,877 shares of our common stock underlying fully vested RSUs held by Mr. Egan as of April 18, 2018. See Footnote 19 below for further information.

(15)                            Represents 5,956 shares of our common stock directly held by Mr. Neuhauser.

(16)                            Represents 2,333 shares of our common stock directly held by Mr. Pizzi. Also includes 23,560 shares of our common stock underlying fully vested RSUs held as of April 18, 2018. See Footnote 19 below for further information.

(17)                            Represents 5,467 shares of our common stock directly held by Mr. Stein.

(18)                            Represents 2,476 shares of our common stock directly held by Mr. Wetzel.  Also includes 23,560 shares of our common stock underlying fully vested RSUs held as of April 18, 2018. See Footnote 19 below for further information.

(19)                            All non-employee directors other than Messrs. Neuhauser and Stein elected to receive the equity portion of their 2017-2018 Board retainer in RSUs, which RSUs immediately vest and settle in shares of common stock upon the termination of service from our Board. These RSUs may not be sold or otherwise transferred for value, and directors have no right to acquire the shares underlying the RSUs prior to the date of their termination of service on our Board.

CHANGE IN CONTROL

The Company has entered into a definitive Agreement and Plan of Merger dated February 27, 2018 with Ocwen Financial Corporation (“Ocwen”), and POMS Corp (“MergerSub”) pursuant to which all of PHH’s outstanding common stock will be acquired by Ocwen in a merger of MergerSub with and into PHH with PHH surviving (the “Merger”) in an all cash transaction valued at $11.00 per fully-diluted share in cash (the “Merger Consideration”).  At the effective time of the Merger, each outstanding RSU and PRSU will vest and be cancelled in exchange for the right of the holder thereof to receive the Merger Consideration in respect of each share of PHH common stock subject to such award (in the case of PRSUs, based on the actual performance of the Company through immediately prior to the Merger, as reasonably determined by the Board).

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review and Approval of Related Person Transactions

Pursuant to its’ charter, the Audit Committee reviews and approves all transactions with related persons, including executive officers and directors, as described in Item 404(a) of Regulation S-K. We review any relationships or transactions in which we and our directors or executive officers, or their immediate family members, are participants to determine whether these persons have a direct or indirect material interest. Our Code of Conduct and Financial Officers Code provide specific provisions regarding such relationships between our directors or executive officers and us. Our Code of Conduct requires that any relationship that appears to create a conflict of interest must be promptly disclosed to our General Counsel or the Chairman of the Corporate Governance Committee, who will refer the matter, if appropriate, to the Corporate Governance Committee for further review.

See “Corporate Governance—Code of Business Ethics & Conduct” and “Corporate Governance—Code of Ethics for Chief Executive Officer and Senior Financial Officers” above for more information.

Transactions with Morgan Stanley

On August 9, 2017, Morgan Stanley filed a Schedule 13G with the SEC reporting beneficial ownership of 5.2% of our common stock.  Based solely on a Schedule 13G/A subsequently filed with the SEC on February 12, 2018, Morgan Stanley and Morgan Stanley Capital Services LLC reported aggregate beneficial ownership of 2,678,541 shares of our common stock, representing approximately 8.23% of our common stock outstanding as of April 18, 2018.   Subsequently, on April 9, 2018, Morgan Stanley and Morgan Stanley Capital Services LLC filed a Schedule 13G/A reporting aggregate beneficial ownership of 426,704 shares of our common stock, representing approximately 1.31% of our common stock outstanding as of April 18, 2018.

During the year ended December 31, 2017, we provided mortgage loan origination services to Morgan Stanley Private Bank, N.A. (“Morgan Stanley Private Bank”), an affiliate of Morgan Stanley, through our PLS business and also subserviced mortgage loans on behalf of Morgan Stanley Private Bank.  These services were provided pursuant to an origination assistance agreement and subservicing agreement entered into in April 2015.  The fees paid to us by Morgan Stanley Private Bank for these services during the year ended December 31, 2017 aggregated approximately $47.2 million, or approximately 9.4% of our gross revenues for the year ended December 31, 2017.

Transactions with BNY Mellon

Thomas P. Gibbons, who served as one of our directors from July 1, 2011 to June 28, 2017, was while serving as a director during 2017, Vice Chairman and Chief Financial Officer of The Bank of New York Mellon Corporation, The Bank of New York Mellon, and BNY Mellon, N.A. (collectively, together with their respective affiliates, “BNY Mellon”). We have certain relationships and engage in various transactions with BNY Mellon, including financial services, commercial banking and other transactions. During the year ending December 31, 2017, BNY Mellon functioned, and continues to function, as the custodian for our loan files and as the indenture trustee in respect of certain of our outstanding debt obligations. These transactions were entered into in the ordinary course of business upon terms substantially the same as those prevailing at the time for comparable transactions. The fees paid by us to BNY Mellon during the year ended December 31, 2017 aggregated approximately $1.7 million, or approximately 0.01% of BNY Mellon’s gross revenues for the year ended December 31, 2017.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and certain of our officers, including our President and Chief Executive Officer, Mr. Crowl. Pursuant to such indemnification agreements, we have agreed to indemnify and advance expenses and costs incurred by each such director or officer in connection with any claims, suits or proceedings arising as a result of his or her service as a director or officer, to the maximum extent permitted by law, including third-party claims and proceedings brought by or in right of us.

Consumer Credit Loans in the Ordinary Course of Business

One or more of our mortgage lending subsidiaries has made, in the ordinary course of their respective consumer credit businesses, mortgage loans and/or home equity lines of credit to certain of our directors and executive officers or their immediate family members of types generally made available to the public by such mortgage lending subsidiaries. Such mortgage loans and/or home equity lines of credit were made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with our other customers generally, and they did not involve more than the normal risk of collectability or present other unfavorable features. Generally, we sell these mortgage loans and/or home equity lines of credit, soon after origination, into the secondary market in the ordinary course of business.

INDEPENDENCE OF THE BOARD OF DIRECTORS

Under the rules of the NYSE and the SEC, our Board is required to affirmatively determine which directors are independent and to disclose such determination in our annual report to stockholders. Our Board has reviewed each director’s relationships with us in conjunction with our Independence Standards and the NYSE Listing Standards.  A copy of our categorical Independence Standards is available on our corporate website at www.phh.com under the heading “Investors—Corporate Governance.” A copy of our Independence Standards is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054.

Based on the Board’s review, our Board has affirmatively determined that each of our current non-employee directors is independent within the meaning of our categorical Independence Standards and the NYSE Listing Standards and has no material relationship with us or any of our subsidiaries, either directly or as a partner, stockholder or officer of an organization that has a relationship with us.  Our Board has also determined that Mr. Crowl, who serves as a director and our President and Chief Executive Officer, is not an independent director.  Accordingly, 86% of our current incumbent directors are independent, representing more than two-thirds of our directors as required by our Corporate Governance Guidelines.

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

For the years ended December 31, 2017 and 2017, professional services were performed for us by our Independent Auditor pursuant to the oversight of our Audit Committee.

Set forth below are the fees billed to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited and their respective affiliates. All fees and services were approved in accordance with the Audit Committee’s pre-approval policy.

Fees by Type
	Year Ended December 31,
	2017	2016
	(In millions)
Audit fees	$2.7	$2.8
Audit-related fees	0.3	0.4
Tax fees	0.1	0.0
All other fees	0.0	0.0
Total	$3.1	$3.2

Audit Fees.  Audit fees primarily related to the annual audits of the Consolidated Financial Statements included in our Annual Reports on Form 10-K and our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, the reviews of the Condensed Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q and services provided in connection with regulatory and statutory filings.

Audit-Related Fees.  Audit-related fees primarily relate to fees for service auditor reports on internal controls.

Tax Fees.  Tax fees related to tax compliance, tax advice and tax planning.  The increase from 2016 to 2017 was due to our engagement of the Independent Auditor to review for tax section 382 analysis.

All Other Fees.  The aggregate fees billed for all other services during the years ended December 31, 2017 and 2016 were not significant.

PART IV

Item 15. Exhibits

The following documents are filed as part of this Annual Report or incorporated by reference:

(a)(1). Financial Statements

The response to this portion of Item 15 was previously filed with the Form 10-K on March 1, 2018.

(a)(2). Financial Statement Schedules

The response to this portion of Item 15 was previously filed with the Form 10-K on March 1, 2018.

(a)(3) and (b). Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this Amendment.

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

Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 27, 2018.

3.1	Amended and Restated Articles of Incorporation, as amended and supplemented through June 12, 2013.	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016.

3.2	Amended and Restated By-Laws, as amended through December 17, 2015.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016.

3.2.1	Fourth Amendment to ByLaws of PHH Corporation dated February 27, 2018.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 27, 2018.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4.2.1	See Exhibit 3.1 for provisions of the Amended and Restated Articles of Incorporation, as amended and supplemented, of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016.

4.2.2	See Exhibit 3.2 for provisions of the Amended and Restated By-Laws, as amended, of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016.

Exhibit No.	Description	Incorporation by Reference

4.3	Indenture, dated as of January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 17, 2012.

4.3.1	Second Supplemental Indenture, dated as of August 23, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 23, 2012.

4.3.2	Form of 7.375% Senior Note due 2019.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on August 23, 2012.

4.3.3	Fourth Supplemental Indenture, dated as of July 3, 2017, among PHH Corporation, as issuer and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 5, 2017.

4.3.4	Third Supplemental Indenture, dated as of August 20, 2013, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2013.

4.3.5	Form of 6.375% Senior Note due 2021.	Incorporated by reference to Exhibit A of Exhibit 4.2 to our Current Report on Form 8-K filed on August 20, 2013.

4.3.6	Fifth Supplemental Indenture, dated as of July 3, 2017, among PHH Corporation, as issuer and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 5, 2017.

10.1	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2015.

10.1.1	Form of 2017 Indemnification Agreement for Directors and Officers.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

10.2†	PHH Corporation Unanimous Written Consent of the Board of Directors effective August 18, 2010.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 20, 2010.

10.4.1†	Form of 2011 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 18, 2011.

10.4.2†	Form of September 2012 Non-Qualified Stock Option Award Notice and Agreement.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 3, 2012.

10.4.3†	Form of Amendment, dated as of July 11, 2014, to the Non-Qualified Stock Option Award Agreements.	Incorporated by reference to Exhibit 10.7.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.5†	PHH Corporation 2014 Equity and Incentive Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 29, 2014.

10.5.1†	Form of 2014 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.5.2†	Form of September 2014 Restricted Stock Unit Award Notice and Agreement, as amended.	Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015.

10.5.3†	Form of October 2014 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.5.4†	Form of October 2014 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

Exhibit No.	Description	Incorporation by Reference

10.5.5†	Form of 2015 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed on May 7, 2015.

10.5.6†	Form of 2015 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed on May 7, 2015.

10.5.7†	Form of 2016 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed on August 9, 2016.

10.5.8†	Form of May 2016 Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed on August 9, 2016.

10.5.9†	Form of Amendment to the 2015 Performance Restricted Stock Unit Award Pursuant to the PHH Corporation 2014 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.6.11 to our Annual Report on Form 10-K for the period ended December 31, 2016 filed on February 28, 2017.

10.5.10†	Form of 2016 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017 filed on May 10, 2017.

10.6.11†	Form of May 2016 Performance Restricted Stock Unit Award Notice and Agreement.	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017 filed on May 10, 2017.

10.7†	PHH Corporation Equity Compensation Program for Non-Employee Directors.	Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015.

10.7.1†	First Amendment To The PHH Corporation Equity Compensation Program For Non-Employee Directors (Under the PHH Corporation 2014 Equity and Incentive Plan).	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017 filed on May 10, 2017.

10.8†	Form of 2014 Restrictive Covenant Agreement.	Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 filed on November 5, 2014.

10.8.1†	Form of 2017 Restrictive Covenant Agreement.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

10.8.2†	Form of 2017 Attorney Restrictive Agreement.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

10.9†	PHH Corporation Tier I Severance Pay Plan.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 3, 2012.

10.9.1†	Amended and Restated Tier I Severance Pay Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2016.

10.10†	PHH Corporation Tier II Severance Pay Plan.	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015.

10.10.1†	Amendment No. 3 to Tier II Severance Pay Plan.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

10.11†	PHH 2015 Corporation Management Incentive Plan (Under the PHH Corporation 2014 Equity and Incentive Plan).	Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed on August 9, 2016.

10.11.1†	PHH Corporation 2018 Management Incentive Plan (Under the PHH Corporation 2014 Equity and Incentive Plan).	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

Exhibit No.	Description	Incorporation by Reference

10.12.1†,‡‡	Form of PHH Corporation Management Incentive Plan 2017 Award Notice.	Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017 filed on May 10, 2017.

10.12.2†, ‡‡	Form of First Amendment to the PHH Management Incentive Plan 2017 Award Notice.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed on November 8, 2017.

10.12.3†, ‡	Form of PHH Corporation Management Incentive Plan 2018 Award Notice.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

10.13	Underwriting Agreement, dated August 9, 2012, by and between PHH Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Underwriters.	Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 14, 2012.

10.13.1	Underwriting Agreement, dated August 6, 2013, by and between PHH Corporation and J.P. Morgan Securities LLC, as representative of the several Underwriters.	Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 12, 2013.

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

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 19, 2017.

10.17	Support Agreement, dated February 15, 2017, by and among Guaranteed Rate, Inc., Realogy Holdings Corp. and PHH Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2017.

10.18‡‡	MSR Portfolio Defense Agreement, dated as of June 16, 2017, by and between PHH Mortgage Corporation, as subservicer, and New Residential Mortgage LLC, as the MSR owner.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 19, 2017.

10.19	Letter Agreement among PHH Corporation, EJF Capital LLC, EJF Debt Opportunities Master Fund, L.P. and EJF Debt Opportunities GP, LLC dated April 28, 2017.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 28, 2017.

10.20.1†	Severance Letter Agreement dated March 29, 2017 to Glen Messina from PHH Corporation.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017 filed on May 10, 2017.

10.20.2†	Severance Letter Agreement dated March 29, 2017 to Kathryn Ruggieri from PHH Corporation.	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017 filed on May 10, 2017.

Exhibit No.	Description	Incorporation by Reference

10.20.3†	Severance Letter Agreement dated March 29, 2017 to William F. Brown from PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017 filed on May 10, 2017.

10.20.4†	Severance Letter Agreement dated March 29, 2017 to Leith Kaplan from PHH Corporation.	Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017 filed on May 10, 2017.

10.20.5†	Severance Letter Agreement dated October 27, 2017 to Kate Williamson from PHH Corporation.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

10.20.6†	Severance Letter Agreement dated December 14, 2017 to Albert J. Celini from PHH Corporation.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

10.20.7†	Severance Letter Agreement dated November 13, 2017 to Madeline Flanagan from PHH Corporation.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

10.21†	Amended and Restated Employment Agreement effective as of January 25, 2018 between PHH Corporation and Rob Crowl.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

10.22†	Amended and Restated Employment Agreement effective as of January 25, 2018 between PHH Corporation and Michael Bogansky.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

10.23†, ‡‡	Form of 2017 Cash Performance Incentive Award Pursuant to the PHH Corporation 2014 Equity And Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017 filed on May 10, 2017.

10.23.1†, ‡‡	Form of First Amendment to 2017 Cash Performance Incentive Award Pursuant to the PHH Corporation 2014 Equity And Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed on November 8, 2017.

10.23.2†, ‡	Form of 2018 Cash Performance Incentive Award Pursuant to the PHH Corporation 2014 Equity And Incentive Plan.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

10.24†, ‡	Form of 2018 Cash Retention Award Pursuant to the PHH Corporation 2014 Equity And Incentive Plan.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

10.25.1†	Separation and General Release Agreement dated June 28, 2017 by and between Glen A. Messina and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended June 30, 2017 filed on August 9, 2017.

10.25.2†	Separation and General Release Agreement dated June 30, 2017 by and between Kathryn Ruggieri and PHH Corporation.	Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended June 30, 2017 filed on August 9, 2017.

10.25.3†	Separation and General Release Agreement dated January 1, 2018 by and between William Brown and PHH Corporation.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

10.25.4†	Separation and General Release Agreement dated January 1, 2018 by and between Leith Kaplan and PHH Corporation.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

10.26†	Consulting Agreement by and between PHH Corporation and Glen A. Messina dated June 28, 2017.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2017.

10.27†	Retention Letter Agreement dated December 20, 2017 by and between PHH Corporation and Stephen Staid.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

Exhibit No.	Description	Incorporation by Reference

12	Computation of Ratio of Earnings to Fixed Charges.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

21	Subsidiaries of the Registrant.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

23	Consent of Independent Registered Public Accounting Firm.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

24	Powers of Attorney	Incorporated by reference to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herwith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

101.INS	XBRL Instance Document	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

101.SCH	XBRL Taxonomy Extension Schema Document	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 1, 2018.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of April, 2018.

PHH CORPORATION

By:	/s/Robert B. Crowl
Robert B. Crowl
President and Chief Executive Officer