Form 10-Q
period 2018-03-31
PHH CORP
filed 2018-05-09
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, 32,557,494 shares of PHH Common stock were outstanding.

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
Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors listed and discussed in “Part I—Item 1A. Risk Factors” in our 2017 Form 10-K and those factors described below:

▪
the effects of our strategic actions, and any associated transactions, on our business, management resources, customer, counterparty and employee relationships, capital structure and financial position;

▪
our ability to execute and complete our remaining strategic actions and implement changes to meet our operational and financial objectives, including (i) restructuring our shared services platform; (ii) achieving our growth objectives and assumptions and (iii) meeting all of the closing conditions and completing our proposed Merger with Ocwen;

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

▪
available excess cash from our strategic actions is dependent upon a variety of factors, including the execution of the sale of our private MSRs, the resolution of our outstanding legal and regulatory matters and the successful completion of other restructuring and capital management activities, including any unsecured debt repayments, in accordance with our assumptions;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$480	$509
Restricted cash	50	33
Mortgage loans held for sale	41	103
Accounts receivable, net	56	73
Servicing advances, net	324	356
Mortgage servicing rights	496	476
Property and equipment, net	19	22
Other assets	30	25
Assets related to discontinued operations (Note 8)	17	214
Total assets (1)	$1,513	$1,811

LIABILITIES
Accounts payable and accrued expenses	$78	$98
Subservicing advance liabilities	208	232
Mortgage servicing rights secured liability	443	419
Mortgage warehouse and advance facilities	46	117
Unsecured debt, net	118	118
Loan repurchase and indemnification liability	28	29
Other liabilities	44	46
Liabilities related to discontinued operations (Note 8)	25	199
Total liabilities (1)	990	1,258
Commitments and contingencies (Note 11)

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 32,553,522 shares issued and outstanding at March 31, 2018; 32,547,258 shares issued and outstanding at December 31, 2017	—	—
Additional paid-in capital	565	565
Retained deficit	(33)	(3)
Accumulated other comprehensive loss (2)	(9)	(9)
Total PHH Corporation stockholders’ equity	523	553
Total liabilities and equity	$1,513	$1,811

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(Unaudited)
(In millions)

(1)
The Condensed Consolidated Balance Sheets include assets and liabilities of variable interest entities which can be used only to settle the obligations and liabilities of the variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries. Refer to Note 12, 'Variable Interest Entities' for information about PHH Home Loans, LLC, whose assets and liabilities are part of the Company's discontinued operations, and as of March 31, 2018 is no longer a variable interest entity. The following assets and liabilities relate solely to risks associated with the Company's ongoing involvement in Servicing Advance Receivables Trust:

	March 31, 2018	December 31, 2017
ASSETS
Restricted cash	$17	$10
Servicing advances, net	52	56
Total assets	$69	$66
Assets held as collateral	$69	$66

LIABILITIES
Mortgage warehouse and advance facilities	$23	$32
Total liabilities	$23	$32

(2)
Includes amounts recorded related to the Company’s defined benefit pension plan, net of income tax benefits of $6 million as of both March 31, 2018 and December 31, 2017.  During both the three months ended March 31, 2018 and 2017, there were no amounts reclassified out of Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2018	2017
REVENUES
Loan servicing income, net	$43	$33
Gain on loans held for sale, net	5	12
Origination and other loan fees	1	1
Net interest expense	(14)	(8)
Other income	15	2
Total net revenues	50	40

EXPENSES
Salaries and related expenses	32	36
Foreclosure and repossession expenses	3	7
Professional and third-party service fees	18	31
Technology equipment and software expenses	7	7
Occupancy and other office expenses	6	5
Depreciation and amortization	3	4
Exit and disposal costs	—	9
Other operating expenses	7	18
Total expenses	76	117
Loss from continuing operations before income taxes	(26)	(77)
Income tax benefit	—	(24)
Loss from continuing operations, net of tax	(26)	(53)
Loss from discontinued operations, net of tax	(4)	(18)
Net loss	(30)	(71)
Less: net loss attributable to noncontrolling interest from discontinued operations	—	(4)
Net loss attributable to PHH Corporation	$(30)	$(67)
Comprehensive loss attributable to PHH Corporation	$(30)	$(67)

Basic and Diluted loss per share:
From continuing operations	$(0.80)	$(0.99)
From discontinued operations	(0.12)	(0.27)
Total attributable to PHH Corporation	$(0.92)	$(1.26)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In millions, except share data)

	PHH Corporation Stockholders’ Equity
	Total Equity	Common Stock		Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Redeemable Noncontrolling Interest
		Shares	Amount
Three Months Ended March 31, 2018
Balance at December 31, 2017	$553	32,547,258	$—	$565	$(3)	$(9)	$—
Total comprehensive loss	(30)	—	—	—	(30)	—	—
Stock issued under share-based payment plans	—	6,264	—	—	—	—	—
Balance at March 31, 2018	$523	32,553,522	$—	$565	$(33)	$(9)	$—

Three Months Ended March 31, 2017
Balance at December 31, 2016	$1,090	53,599,433	$1	$885	$214	$(10)	$33
Total comprehensive loss	(67)	—	—	—	(67)	—	(4)
Adjustment to redemption value of noncontrolling interest	(1)	—	—	(1)	—	—	1
Stock compensation expense	3	—	—	3	—	—	—
Reclassification of stock awards	(4)	—	—	(4)	—	—	—
Stock issued under share-based payment plans	—	13,368	—	—	—	—	—
Balance at March 31, 2017	$1,021	53,612,801	$1	$883	$147	$(10)	$30

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(30)	$(71)
Adjustments to reconcile Net loss to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(3)	(11)
Change in fair value of mortgage servicing rights and related derivatives	(23)	29
Change in fair value of mortgage servicing rights secured liability	24	—
Origination of mortgage loans held for sale	(267)	(1,735)
Proceeds on sale of and payments from mortgage loans held for sale	497	2,009
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(7)	(53)
Depreciation and amortization	3	4
Deferred income tax benefit	—	(32)
Other adjustments and changes in other assets and liabilities, net	(31)	52
Net cash provided by operating activities	163	192

Cash flows from investing activities:
Net cash paid on derivatives related to mortgage servicing rights	—	(46)
Proceeds on sale of mortgage servicing rights	6	71
Purchases of property and equipment	(1)	—
Net cash provided by investing activities	5	25

Cash flows from financing activities:
Proceeds from secured borrowings	501	1,907
Principal payments on secured borrowings	(704)	(2,087)
Proceeds from mortgage servicing rights secured liability	7	—
Cash used to acquire mandatorily redeemable noncontrolling interest	(19)	—
Net cash used in financing activities	(215)	(180)

Net (decrease) increase in Cash, cash equivalents and restricted cash	(47)	37
Cash, cash equivalents and restricted cash at beginning of period	583	963
Cash, cash equivalents and restricted cash at end of period	$536	$1,000
Cash, cash equivalents and restricted cash at end of period - continuing operations	$530	$914
Cash, cash equivalents and restricted cash at end of period - discontinued operations	$6	$86

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

PHH Corporation and subsidiaries (collectively, “PHH” or the “Company”) operates in two business segments:  Mortgage Servicing, which acts as a subservicer for clients that own the underlying mortgage servicing rights and performs servicing activities for owned mortgage servicing rights, and Mortgage Production, which provides portfolio origination retention services to subservicing clients and sells the related mortgage loans in the secondary market.

During the three months ended March 31, 2018, the Company completed substantially all of the run-off activities of the Private Label Services ("PLS") business and Real Estate channel, and the Company determined the disposal of these operations by other than sale met the criteria for presentation and disclosure as discontinued operations. Accordingly, the results of the PLS business and Real Estate channel have been presented as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and are excluded from continuing operations and segment results for all periods presented. The assets and liabilities related to discontinued operations have been segregated in the Condensed Consolidated Balance Sheets. The cash flows related to these operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows for all periods presented. Amounts related to discontinued operations are excluded from the Notes to Condensed Consolidated Financial Statements unless otherwise noted. Refer to Note 8, 'Discontinued Operations' for additional information.

The Mortgage Servicing segment has exposure to concentration risk and client retention risk with respect to its subservicing agreements. As of March 31, 2018, 58% and 18% of the subservicing portfolio (by units) related to significant client relationships with New Residential Mortgage, LLC ("New Residential") and Pingora Loan Servicing, LLC, respectively. A substantial portion of the Company's subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause with respect to some or all of the subserviced loans and, in some cases, without payment of any termination fee.  The Company expects to transfer approximately 115,000, or 19%, subservicing units off of our platform in multiple transfers beginning in May 2018, based upon notifications from two of our largest subservicing clients. Approximately 65,000 of these units are subject to a portfolio defense agreement and will no longer be solicitable units upon transfer to a new servicer.

The originations of the Mortgage Production segment are sourced solely through portfolio retention services, which is limited to a small group of key clients primarily associated with the significant subservicing client relationships described above. The portfolio defense agreements cease upon the termination of the related client subservicing relationship, or as units transfer out of our subservicing portfolio to a new servicer.

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

Basis of Consolidation

The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC (“PHH Home Loans”) and its subsidiaries are consolidated within the Condensed Consolidated Financial Statements for all periods presented. During the year ended December 31, 2017, Realogy Services Venture Partner LLC, a subsidiary of Realogy Holdings Corp. ("Realogy") ownership interest was presented as a noncontrolling interest. On March 19, 2018, the Company acquired Realogy’s 49.9% ownership interests, and PHH Home Loans became a wholly-owned subsidiary of PHH. As of March 31, 2018, the Company's only variable interest entity relates to the Servicing Advance Receivables Trust. Refer to Note 12, 'Variable Interest Entities' for additional information.

Intercompany balances and transactions have been eliminated from the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2017, the Company identified an error in the balance sheet presentation and measurement of Redeemable noncontrolling interests. Realogy’s ownership interests in PHH Home Loans have previously been reported as a Noncontrolling interest and presented as a component of Total equity; however, the Company has determined the balance should have been presented as a Redeemable noncontrolling interest within Mezzanine equity for periods between February 1, 2015 and September 30, 2017. This presentation reflects Realogy’s right, beginning on February 1, 2015, to require that the Company purchase all of Realogy’s interest in PHH Home Loans upon two years notice at fair value, as outlined in the PHH Home Loans Operating Agreement. In addition, since the redemption value of the Redeemable noncontrolling interest exceeded the historical carrying amount, the correction also includes an adjustment to Additional paid-in capital to re-measure the Redeemable noncontrolling interest at its redemption value.

The Company has evaluated the materiality of this error on its prior period financial statements from a quantitative and qualitative perspective. Management has concluded that the error was not material to any prior annual or interim period or the trend of financial results; therefore, amendments to previously filed reports are not required. The Company has corrected the error for certain prior periods presented by revising the Condensed Consolidated Financial Statements appearing herein. Periods not presented herein will be revised, as applicable, in future filings. The impact of this revision to the Condensed Consolidated Statements of Changes in Equity was a reduction to Total equity of $30 million as of March 31, 2017, with an offsetting increase to amounts presented as a Redeemable noncontrolling interest within Mezzanine equity. The reduction to Total equity included a decrease to amounts previously reported as Additional paid-in capital of $3 million as of March 31, 2017. There was no effect to reported totals for assets, liabilities, cash flows or net loss.

Unaudited Interim Financial Information

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s 2017 Form 10-K.

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

Accounting Pronouncements Adopted During the Period

ASU 2014-09, "Revenue from Contracts with Customers." On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all of the related amendments (the “new revenue standard”) using a modified retrospective approach applied to contracts which were not completed as of the adoption date. The core principle of the new revenue standard requires a Company to recognize revenue when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

A majority of the Company's revenues are not subject to the new revenue standard. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, and the transition adjustment was not significant. Beginning on January 1, 2018, the results for reporting periods are presented under ASC 606 for contracts subject to the new revenue standard, while prior period amounts have not been adjusted and continue to be reported in accordance with accounting standards in effect during those periods. Refer to Note 3, 'Revenues' for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-18, "Restricted Cash." On January 1, 2018, the Company adopted ASU 2016-18 which requires amounts generally described as restricted cash to be included in the beginning and end-of-period total amounts shown in the Company’s Condensed Consolidated Statement of Cash Flows. The Company adopted ASU 2016-18 on a retrospective basis. As a result, the change in restricted cash is no longer presented as a separate line item within cash flows from investing activities since such balances have been included with total cash and cash equivalents when reconciling the beginning and end-of-period amounts in the Company’s Condensed Consolidated Statements of Cash Flows.

The following table provides a reconciliation of the Company's cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Cash Flows:

	March 31,
	2018	2017
	(In millions)
Cash and cash equivalents	$480	$866
Restricted cash (1)	50	48
Assets related to discontinued operations	6	86
Total Cash, cash equivalents and restricted cash	$536	$1,000
———————

(1)
Represents amounts specifically designated to repay debt, provide additional collateral to support certain obligations with Fannie Mae, to provide over-collateralization within warehouse facilities and the servicing advance facility and to support letters of credit.

Other Adoptions. The Company also adopted the following accounting standards during 2018 with an effective date of January 1, 2018, none of which had a significant impact to the Company's financial statements or disclosures:

Accounting Standard Update
ASU 2017-09	Stock Compensation: Scope of Modification Accounting
ASU 2017-07	Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
ASU 2017-05	Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
ASU 2017-01	Business Combinations: Clarifying the Definition of a Business
ASU 2016-15	Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments
ASU 2016-01	Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

Recently Issued Accounting Pronouncements Not Yet Adopted

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and disclosures, from those included in the Company’s 2017 Form 10-K.

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

The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method excludes the effect of any contingently issuable securities where the contingency has not been met and excludes the effect of securities that would be anti-dilutive.  Anti-dilutive securities includes outstanding stock-based compensation awards representing shares from restricted stock units and stock options.

The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation and anti-dilutive securities excluded from the computation of diluted shares for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In millions, except share and per share data)
Loss from continuing operations, net of tax	$(26)	$(53)
Loss from discontinued operations attributable to PHH Corporation, net of tax	(4)	(14)
Net loss attributable to PHH Corporation	$(30)	$(67)

Weighted-average common shares outstanding — basic & diluted	32,645,417	53,682,514

Basic and Diluted loss per share:
From continuing operations	$(0.80)	$(0.99)
From discontinued operations	(0.12)	(0.27)
Total attributable to PHH Corporation	$(0.92)	$(1.26)

Anti-dilutive securities excluded from the computation of diluted shares:
Outstanding stock-based compensation awards (1)	925,828	973,788

 ———————

(1)	For the three months ended March 31, 2018, excludes 62,201 shares that are contingently issuable for which the contingency has not been met.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Revenues

The following table summarizes total net revenues disaggregated by revenue source:

	Three Months Ended March 31, 2018
	Mortgage Servicing Segment		Mortgage Production Segment
	Subservicing	Owned Servicing	Portfolio Retention	Total Continuing Operations	Discontinued Operations
	(In millions)
Loan servicing income	$24	$20	$—	$44	$—
Changes in fair value of MSRs and secured liability	—	(1)	—	(1)	—
Origination and other loan fees	—	—	1	1	3
Gain on loans held for sale, net	—	—	5	5	1
Net interest expense	—	(14)	—	(14)	—
Other income (1)	—	15	—	15	3
Total net revenues (2)	$24	$20	$6	$50	$7
———————

(1)
Other income within the Mortgage Servicing segment includes a $15 million gain related to a settlement with an insurance carrier for certain claims related to the Company's previously disclosed legal and regulatory settlements. Refer to Note 11, 'Commitments and Contingencies' for additional information.

(2)
Discontinued Operations includes $4 million of revenue that was accounted for under ASC 606 as discussed below. During the three months ended March 31, 2018, there were no other significant amounts within Total net revenues that have been accounted for under ASC 606.

Refer to the Company’s 2017 Form 10-K for a description of the accounting policies for significant revenue streams that are not subject to the new revenue standard, including those associated with origination and servicing activities that have been accounted for under ASC 860, "Transfers and Servicing of Financial Assets" and ASC 825, "Financial Instruments."

Revenue from Contracts with Customers Subject to ASC 606

Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less and contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

There were no significant differences between the amounts of revenue recognized under ASC 606 compared to the amount that would have resulted from the application of previous standards. The following descriptions represent the Company's accounting policies for significant revenue streams subject to the new revenue standard, all of which relate to discontinued operations:

•
Origination and other loan fees. The Company provided origination and fulfillment services to PLS clients under Origination Assistance Agreements ("OAA"), and the origination assistance fees associated with fee-based closings under these agreements are subject to the new revenue standard. The services performed under the OAA represent a stand-ready obligation, and the Company has applied the practical expedient to recognize revenue in the amount it has the right to invoice, which occurs at the time the loan is originated and funded. The right to invoice practical expedient is consistent with the historical accounting treatment of origination assistance fees in prior periods. During the three months ended March 31, 2018, within revenues from Discontinued Operations, Origination and other loans fees includes $2 million of origination assistance fees that were accounted for under ASC 606.

•
Other income. In connection with the exit of the PLS business, the Company is contractually required to provide certain transition support services to its clients, which includes the return of records and loan document images. The Company is entitled to certain transition support fees associated with these services, and the fees are recognized upon the transfer of control of the records and loan document images to the customer. During the three months ended March 31, 2018, within revenues from Discontinued Operations, Other income includes $2 million of transition support fees that were accounted for under ASC 606.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Servicing Activities

Total Servicing Portfolio
The following table summarizes the total servicing portfolio, which consists of loans associated with capitalized MSRs owned and secured, loans held for sale, and the portfolio associated with loans subserviced for others:

	March 31, 2018		December 31, 2017
	Fair Value	UPB	Fair Value	UPB
	(In millions)
Capitalized MSRs owned	$53	$7,853	$57	$8,592
Capitalized MSRs under secured borrowing arrangements and subserviced	443	47,738	419	49,193
Total capitalized MSRs	$496	$55,591	$476	$57,785
Subserviced		87,534		89,844
Other servicing		330		526
Total		$143,455		$148,155

Loan Servicing Income, Net
The following table summarizes the components of Loan servicing income, net:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Servicing fees from capitalized portfolio	$6	$54
Subservicing fees	17	11
MSR yield on secured asset (1)	14	—
Late fees and other ancillary revenue	8	9
Loss on sale of MSRs and related costs	—	(9)
Curtailment interest paid to investors	(1)	(3)
Loan servicing income	44	62
Change in fair value of MSRs, net of related derivatives (2)	23	(29)
Change in fair value of MSRs secured liability	(24)	—
Loan servicing income, net	$43	$33
____________________

(1)
Amounts are related to the secured borrowing treatment of the MSR sales to New Residential. The income from the MSR yield on secured asset is fully offset by the implied interest cost recognized on the MSRs secured liability within Net interest expense. Refer to Note 9, 'Debt and Borrowing Arrangements' for additional information on the components of Net interest expense.

(2)	There was no MSR derivative activity during the three months ended March 31, 2018. MSR derivative gains during the three months ended March 31, 2017 were not significant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Servicing Rights
Capitalized MSRs owned recorded in the Condensed Consolidated Balance Sheets are created primarily through sales of originated loans on a servicing-retained basis. The activity in the total loan servicing portfolio unpaid principal balance associated with capitalized mortgage servicing rights consisted of:

	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018
	MSRs Owned		MSRs Secured Asset
	(In millions)
Balance, beginning of period	$8,592	$84,657	$49,193
Additions from loans sold with servicing retained	733	926	—
Payoffs and curtailments	(347)	(3,459)	(1,962)
Sales that have been derecognized	(618)	(10,316)	—
Sales accounted for as secured borrowing	(507)	—	507
Balance, end of period	$7,853	$71,808	$47,738

The activity in total capitalized MSRs consisted of:

	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018
	MSRs Owned		MSRs Secured Asset
	(In millions)
Balance, beginning of period	$57	$690	$419
Additions from loans sold with servicing retained	3	11	—
Sales that have been derecognized	(6)	(76)	—
Changes in fair value due to:
Realization of expected cash flows	(2)	(27)	(18)
Changes in market inputs or assumptions used in the valuation model	1	(2)	42
Balance, end of period	$53	$596	$443

MSR Sales. During the three months ended March 31, 2018, the Company received $6 million in cash from sales of MSRs that have been derecognized and removed from the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2018, the Company received an additional $7 million in cash related to document holdback from sales of MSRs that have been accounted for as a secured borrowing arrangement. As of March 31, 2018, the Company has a $35 million gross accounts receivable related to holdback from executed MSR sales and transfers to address indemnification claims and mortgage loan document deficiencies, which is included in Accounts receivable, net in the Condensed Consolidated Balance Sheets.

MSR Sale Commitments. The following table summarizes the Company's MSRs and its commitments under sale agreements, based on the portfolio as of March 31, 2018:

	March 31, 2018
	UPB	Fair Value
	(In millions)
MSR commitments:
New Residential	$5,616	$32
Other counterparties	29	1
MSRs capitalized under secured borrowing arrangements and subserviced	47,738	443
Non-committed	2,208	20
Total MSRs	$55,591	$496

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the remaining sales of private investor MSRs to New Residential are completed, the Company does not anticipate retaining a significant amount of capitalized MSRs in the future. The final proceeds the Company may receive from New Residential is dependent on the portfolio composition at each transfer date and are subject to the approvals of multiple counterparties, including origination sources, investors and trustees, as well as other customary closing requirements. In addition, the Company has commitments to transfer approximately $100 million of Servicing advances to the counterparties of these agreements (based on the March 31, 2018 portfolio).

Commitments to sell MSRs to other counterparties may include: (i) agreements to sell a portion of the Company's newly-created MSRs to third parties through flow-sale agreements, where the Company will have continuing involvement as a subservicer; (ii) agreements to sell a portion of MSRs to clients that were the origination source of the MSRs that were previously part of the New Residential commitments; or (iii) agreements for small portfolio sales of existing MSRs, consistent with its intention to not retain a significant amount of MSRs in the future.

In addition to the commitments presented on the preceding table, as of March 31, 2018, the Company had commitments to sell MSRs through third-party flow sales related to $10 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans.

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

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Proceeds from new loan sales or securitizations	$438	$950
Servicing fees from capitalized portfolio (1)	14	63
Purchases of previously sold loans (2)	(1)	(8)
Servicing advances (3)	(127)	(389)
Repayment of servicing advances (3)	159	418
____________________

(1)	Includes servicing fees, late fees and other ancillary servicing revenue in which the Company has continuing involvement.

(2)	Includes purchases of repurchase eligible loans and excludes indemnification payments to investors and insurers of the related mortgage loans.

(3)
Outstanding servicing advance receivables are presented in Servicing advances, net in the Condensed Consolidated Balance Sheets, except for advances related to loans in foreclosure or real estate owned, which are included in Other assets. During the three months ended March 31, 2017, repayment of servicing advances includes $66 million received for advances associated with 2017 sales of MSRs.

During the three months ended March 31, 2018 and 2017, pre-tax gains of $13 million and $49 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Derivatives

The Company's primary derivative instrument is forward delivery commitments, which relate to interest rate and price risk for mortgage loans held for sale and interest rate lock commitments. Derivative instruments are recorded in Other assets and Other liabilities in the Condensed Consolidated Balance Sheets.  The Company does not have any derivative instruments designated as hedging instruments.

The following table summarizes the gross notional amount of derivatives:

	March 31, 2018	December 31, 2017
	(In millions)
Interest rate lock commitments	$89	$139
Forward delivery commitments	348	614

As of March 31, 2018, there were $3 million of interest rate lock commitment assets not subject to master netting arrangements and $1 million of forward delivery commitment liabilities subject to master netting arrangements for which there was no significant impact from the application of counterparty and collateral netting. As of December 31, 2017, there were no significant assets or liabilities subject to master netting arrangements, and there were $4 million of interest rate lock commitment assets not subject to master netting arrangements.

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for derivative instruments:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Gain on loans held for sale, net:
Interest rate lock commitments	$3	$12
Forward delivery commitments	5	(1)

6. Fair Value Measurements

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  The assessment also includes consideration of identifying the valuation approach that would be used currently by market participants.  If it is determined that a change in valuation technique or its application is appropriate, or if there are other changes in availability of observable data or market activity, the current methodology will be analyzed to determine if a transfer between levels of the valuation hierarchy is appropriate.  Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs. During the three months ended March 31, 2018, there have been no changes in the valuation methodologies and classification pursuant to the valuation hierarchy.

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of March 31, 2018 or December 31, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

The following summarizes the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$33	$8	$—	$41
Mortgage servicing rights	—	—	496	—	496
Other assets—Derivative assets:
Interest rate lock commitments	—	—	3	—	3
Assets related to discontinued operations	—	8	—	—	8
LIABILITIES
Mortgage servicing rights secured liability	$—	$—	$443	$—	$443
Other liabilities:
Derivative liabilities—Forward delivery commitments	—	1	—	—	1
Liability to deliver MSRs	—	—	1	—	1

	December 31, 2017
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$94	$9	$—	$103
Mortgage servicing rights	—	—	476	—	476
Other assets—Derivative assets:
Interest rate lock commitments	—	—	4	—	4
Assets related to discontinued operations	—	167	1	—	168
LIABILITIES
Mortgage servicing rights secured liability	$—	$—	$419	$—	$419
Other liabilities:
Liability to deliver MSRs	—	—	2	—	2

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

	March 31, 2018		December 31, 2017
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$41	$1	$103	$1
Aggregate unpaid principal balance	43	1	103	2
Difference	$(2)	$—	$—	$(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Servicing Rights.  MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the inactive market for such assets. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. On a quarterly basis, assumptions used in estimating fair value are validated against a number of third-party sources, which may include peer surveys, MSR broker surveys, third-party valuations and other market-based sources. As of March 31, 2018, the fair value of the portion of MSRs that remain committed under bulk sale agreements includes calibration of the valuation model, considering the pricing associated with those agreements. See Note 4, 'Servicing Activities' for further discussion of the MSR sale commitments.

The following tables summarize certain information regarding the initial and ending capitalization rate of MSRs:

	Three Months Ended March 31,
	2018	2017
Initial capitalization rate of additions to MSRs owned	1.14%	1.17%

	March 31, 2018	December 31, 2017
MSRs Owned
Capitalization servicing rate	0.66%	0.67%
Capitalization servicing multiple	2.3	2.3
Weighted-average servicing fee (in basis points)	30	29
Weighted-average life (years)	6.0	5.7

	March 31, 2018	December 31, 2017
MSRs Under Secured Borrowing Arrangement
Capitalization servicing rate	0.93%	0.85%
Capitalization servicing multiple	3.5	3.2
Weighted-average servicing fee (in basis points)	27	27
Weighted-average life (years)	6.0	5.6

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	March 31, 2018	December 31, 2017
MSRs Owned
Weighted-average prepayment speed (CPR)	8.2%	9.2%
Option adjusted spread, in basis points (OAS)	562	393
Weighted-average delinquency rate	11.7%	12.4%

	March 31, 2018	December 31, 2017
MSRs Under Secured Borrowing Arrangement
Weighted-average prepayment speed (CPR)	9.6%	11.2%
Option adjusted spread, in basis points (OAS)	935	928
Weighted-average delinquency rate	3.4%	4.0%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	March 31, 2018
	Weighted- Average Prepayment Speed	Option Adjusted Spread	Weighted- Average Delinquency Rate
	(In millions)
MSRs Owned
Impact on fair value of 10% adverse change	$(2)	$(2)	$(4)
Impact on fair value of 20% adverse change	(4)	(4)	(7)

MSRs Under Secured Borrowing Arrangement
Impact on fair value of 10% adverse change	$(14)	$(20)	$(6)
Impact on fair value of 20% adverse change	(26)	(38)	(12)

The Company's exposure to the change in fair value of MSRs from adverse changes in the significant assumptions is limited to those associated with the MSRs owned in the preceding table. Any changes in fair value associated with the MSRs under secured borrowing arrangements would fully offset between the MSRs secured asset and the MSRs secured liability, and have no impact to the Company.

These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

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

The significant assumptions used in estimating the fair value of MSRs secured liability were as follows (in annual rates):

	March 31, 2018	December 31, 2017
Weighted-average prepayment speed (CPR)	9.6%	11.2%
Option adjusted spread, in basis points (OAS)	935	928
Weighted-average delinquency rate	3.4%	4.0%

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  The average pull through percentage used in measuring the fair value of interest rate lock commitments ("IRLCs") as of March 31, 2018 and December 31, 2017 was 60% and 66%, respectively. The pull through percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  Actual loan pull through is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull through percentage, and the impact to fair value of a change in pull through would be partially offset by the related change in price.

Liability to Deliver MSRs.  The fair value of Liability to deliver MSRs is classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs, which is consistent with the fair value methodology of the servicing rights within IRLCs. The Company initially established the value of the Liability to deliver MSRs based on the servicing value within the IRLC at inception. Thereafter, the carrying value of this liability is adjusted to fair value at each reporting date, and the changes in value are expected to offset changes in the associated servicing value within the IRLC or MLHS in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the MSR is delivered to the counterparty.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level Three Measurements
Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended March 31, 2018					Three Months Ended March 31, 2017
	MLHS	MSRs	IRLCs, net	MSRs Secured Liability	Liability to Deliver MSRs	MLHS	MSRs	IRLCs, net
	(In millions)
Balance, beginning of period	$9	$476	$4	$(419)	$(2)	$47	$690	$9
Purchases, Issuances, Sales and Settlements:
Purchases	3	—	—	—	—	2	—	—
Issuances	—	3	—	—	—	1	11	—
Sales	(5)	(6)	—	—	—	(16)	(76)	—
Settlements	—	—	(4)	—	2	(3)	—	(17)
	(2)	(3)	(4)	—	2	(16)	(65)	(17)
Realized and unrealized gains (losses) included in:
Gain on loans held for sale, net	—	—	3	—	(1)	—	—	12
Change in fair value of MSRs	—	23	—	(24)	—	—	(29)	—
Interest income	—	—	—	—	—	1	—	—
	—	23	3	(24)	(1)	1	(29)	12
Transfers into Level Three	2	—	—	—	—	5	—	—
Transfers out of Level Three	(1)	—	—	—	—	(5)	—	—
Balance, end of period	$8	$496	$3	$(443)	$(1)	$32	$596	$4

Transfers into Level Three generally represent mortgage loans held for sale with performance issues, origination flaws, or other characteristics that impact their salability in active secondary market transactions. Transfers out of Level Three represent Scratch and Dent loans that were foreclosed upon and loans that have been cured.

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Gain on loans held for sale, net	$2	$3
Loan servicing income, net	1	(2)

Fair Value of Other Financial Instruments

As of March 31, 2018 and December 31, 2017, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents, Restricted cash, Accounts receivable and Servicing advance receivables, the carrying value approximates fair value due to the short-term nature of such instruments.

Debt.  The total fair value of Debt as of March 31, 2018 and December 31, 2017 was $168 million and $244 million, respectively, and is measured using Level Two and Level Three inputs. As of March 31, 2018, the fair value was estimated using the following valuation techniques: (i) Level Two, $46 million was measured using observable spreads and terms for recent pricing of similar instruments; and (ii) Level Three, $122 million was measured considering contractual pricing and historical broker price quotes, which are intended to reflect fair value, due to the limited trading on the Company's unsecured term notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Exit Costs

PLS Exit

In November 2016, the Company announced its plan to exit the PLS business which has been previously reported within the Mortgage Production segment. This business channel provided end-to-end origination services to financial institution clients, and represented a significant percentage of the Company's historical total mortgage production volume. The Company made the decision to exit this business due to elevated operating losses, increasing regulatory and client customization costs and a shrinking market for financial institution origination services. Refer to Note 8, 'Discontinued Operations' for additional information.

All of the exit costs related to the PLS exit program relate to Discontinued Operations and have been presented within Loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The following is a summary of expenses incurred to-date for the PLS exit program, including an estimate of remaining and total program costs:

	Three Months Ended March 31, 2018
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Non-Cash Charges & Impairments	Total
	(In millions)
Costs incurred this period	$—	$—	$2	$—	$2
Cumulative costs recognized in prior periods	34	6	17	11	68
Estimate of remaining costs (1)	1	16	3	—	20
Total	$35	$22	$22	$11	$90
———————

(1)
The Company expects to incur substantially all of the remaining exit costs during the remainder of 2018, a significant portion of which relate to facility costs that are dependent upon the timing of when we vacate certain facilities.

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

The following is a summary of expenses incurred to-date for the Reorganization exit program, including an estimate of remaining and total program costs:

	Three Months Ended March 31, 2018
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Non-Cash Charges & Impairments	Total
	(In millions)
Costs incurred this period	$1	$—	$—	$1	$2
Cumulative costs recognized in prior periods	30	2	1	2	35
Estimate of remaining costs	1	—	—	—	1
Total Exit and disposal costs	32	2	1	3	38
Less: Exit and disposal costs related to discontinued operations (1)	19	2	1	3	25
Total Exit and disposal costs related to continuing operations	$13	$—	$—	$—	$13
———————

(1)	Amounts include the estimate of remaining program costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Reorganization program costs by segment as of March 31, 2018:

	Continuing Operations
	Mortgage Servicing Segment	Other	Discontinued Operations	Total
	(In millions)
Costs incurred this period	$—	$—	$2	$2
Cumulative costs recognized in prior periods	2	11	22	35
Estimate of remaining costs	—	—	1	1
Total	$2	$11	$25	$38

Exit Cost Liability

The following tables provide a summary of the aggregate activity of the exit cost liability for both the PLS exit program and the Reorganization exit program, including those balances related to discontinued operations:

	Three Months Ended March 31, 2018
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Total
	(In millions)
Balance, beginning of period	$43	$2	$8	$53
Charges	1	—	2	3
Paid	(15)	—	(7)	(22)
Balance, end of period	$29	$2	$3	$34

	Three Months Ended March 31, 2017
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Total
	(In millions)
Balance, beginning of period	$22	$—	$3	$25
Charges	21	4	—	25
Paid	—	(4)	—	(4)
Adjustments (1)	4	—	—	4
Balance, end of period	$47	$—	$3	$50
———————

(1)	This adjustment represents previously accrued amounts of existing retention and incentive awards for exiting employees that will be paid out upon termination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Discontinued Operations

In November 2016, the Company announced its plan to exit the PLS business. In February 2017, the Company announced its intention to operate as a smaller business that is focused solely on subservicing and portfolio retention services, and exit the Real Estate channel. As a result, the Company would exit the PLS business through the run-off of operations, and exit the Real Estate channel through the sale of certain assets of PHH Home Loans and its subsidiaries and subsequent run-off of the operations, both of which were previously reported within the Mortgage Production segment. Refer to Note 7, 'Exit Costs' and Note 12, 'Variable Interest Entities' for additional information.

The Company determined that the exits of the PLS business and Real Estate channel represented a strategic shift that met the criteria to be reported as discontinued operations upon completion of substantially all of the run-off activities of these businesses, which occurred during the three months ended March 31, 2018. Accordingly, the results of the PLS business and Real Estate channel have been presented as Discontinued Operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and are excluded from continuing operations and segment results for all periods presented. Certain corporate overhead costs that were previously allocated to the PLS business and Real Estate channel for segment reporting purposes were determined to not directly support the discontinued operations, and those costs are presented in continuing operations.

Results of Operations
The results of discontinued operations are summarized below:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net revenues	$7	$74
Total expenses	11	102
Loss before income taxes	(4)	(28)
Income tax benefit	—	(10)
Net loss	(4)	(18)
Less: net loss attributable to noncontrolling interest	—	(4)
Loss from discontinued operations attributable to PHH Corporation, net of tax	$(4)	$(14)

Assets and Liabilities
The carrying amounts of major classes of assets and liabilities related to discontinued operations consisted of the following:

	March 31, 2018	December 31, 2017
	(In millions)
ASSETS
Cash and cash equivalents	$—	$33
Restricted cash	6	8
Mortgage loans held for sale	8	167
Accounts receivable, net	3	5
Other assets	—	1
Total assets related to discontinued operations	$17	$214

LIABILITIES
Accounts payable and accrued expenses	$22	$43
Mortgage warehouse and advance facilities	3	135
Mandatorily redeemable noncontrolling interest	—	20
Other liabilities	—	1
Total liabilities related to discontinued operations	$25	$199

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows
The cash flows related to discontinued operations have not been segregated, and are included in the Condensed Consolidated Statements of Cash Flows. There was no significant depreciation and amortization or capital expenditures for discontinued operations during either period. The following table summarizes the significant adjustments necessary to reconcile Net loss to net cash provided by operating activities that relate to discontinued operations:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Capitalization of originated mortgage servicing rights	$(2)	$(5)
Origination of mortgage loans held for sale	(51)	(1,289)
Proceeds on sale of and payments from mortgage loans held for sale	198	1,490
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	—	(41)
Deferred income tax benefit	—	(10)

Continuing Involvement
The Company's continuing involvement with these businesses is generally limited to certain indemnification and guarantee obligations, including those associated with lease arrangements and loan repurchases and indemnifications as described below.

Lease Arrangements. During 2017, the Company entered into assignments with LenderLive Network, LLC ("LenderLive") and Guaranteed Rate Affinity, LLC ("GRA") related to certain facility leases that were transferred in connection with transactions associated with the PLS business and Real Estate channel exits. Under the terms of the original facility leases, the Company remains jointly and severally obligated with LenderLive and GRA for performance under the lease agreements. As of March 31, 2018, the total amount of potential future lease payments under this guarantee with LenderLive was $13 million and extend into 2023. The total amount of potential future lease payments under this guarantee with GRA was $1 million and extend into 2021. However, the Company does not believe any amount of loss under these guarantees is probable.

Loan Repurchases and Indemnifications. At the time a loan is sold, representations and warranties are provided to investors and insurers which may result in a repurchase of the mortgage loan, or an indemnification to the investor against loss in the event of a breach of representations and warranties. The representation and warranties made by us are set forth in our loan sale agreements and relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the underwriting standards required by the investor and the loan’s compliance with applicable local, state and federal laws. Refer to Note 11, 'Commitments and Contingencies' for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	March 31, 2018			December 31, 2017
	Balance	Interest Rate(1)	Available Capacity(2)	Balance
	(In millions)
Committed warehouse facilities	$23	4.1%	$124	$67
Uncommitted warehouse facilities	—	—	225	18
Servicing advance facility	23	3.8%	2	32
Mortgage warehouse and advance facilities	46			117

Term notes due in 2019	97	7.375%	n/a	97
Term notes due in 2021	22	6.375%	n/a	22
Unsecured credit facilities	—	—	3	—
Unsecured debt, face value	119			119
Debt issuance costs	(1)			(1)
Unsecured debt, net	118			118
Total	$164			$235
______________

(1)
Interest rate shown represents the stated interest rate of outstanding borrowings, which may differ from the effective rate due to the amortization of premiums, discounts and issuance costs.  Warehouse facilities and the servicing advance facility are variable-rate.  Rate shown for Warehouse facilities represents the weighted-average rate of current outstanding borrowings.

(2)
Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements, including asset-eligibility requirements. Available capacity has been reduced by amounts that have been drawn related to discontinued operations, as detailed in Note 8, 'Discontinued Operations'.

Assets held as collateral that are not available to pay the Company’s general obligations as of March 31, 2018 consisted of:

	Warehouse Facilities	Servicing Advance Facility	Subservicing Advance Liabilities (1)	MSRs Secured Liability (2)
	(In millions)
Restricted cash	$—	$17	$—	$—
Servicing advances	—	52	208	—
Mortgage loans held for sale (unpaid principal balance)	24	—	—	—
Mortgage servicing rights	—	—	—	443
Total	$24	$69	$208	$443
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

(2)	Represents MSRs that are accounted for as a secured borrowing arrangement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the contractual debt maturities as of March 31, 2018:

	Warehouse Facilities	Servicing Advance Facility	Unsecured Debt	Total
	(In millions)
Within one year	$23	$23	$—	$46
Between one and two years	—	—	97	97
Between two and three years	—	—	—	—
Between three and four years	—	—	22	22
Between four and five years	—	—	—	—
Thereafter	—	—	—	—
	$23	$23	$119	$165

See Note 6, 'Fair Value Measurements' for the measurement of the fair value of Debt.

Net Interest Expense
The following table summarizes the components of Net interest expense:

	Three Months Ended March 31, 2018
	2018	2017
	(In millions)
Interest income	$3	$6
Secured interest expense	(2)	(4)
MSRs secured interest expense (1)	(14)	—
Unsecured interest expense	(1)	(10)
Net interest expense	$(14)	$(8)
_____________

(1)
MSRs secured interest expense is the implied interest cost on the MSRs secured liability. MSRs secured interest expense fully offsets the estimated yield on capitalized MSRs treated as a secured borrowing arrangement, which is included within Loan servicing income, net.

Mortgage Warehouse Facilities

Mortgage warehouse facilities primarily represents variable-rate asset-backed facilities to support the origination of mortgage loans, which provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the terms of the facility.  The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. The Company evaluates its capacity needs for warehouse facilities, and adjusts the amount of available capacity under these facilities in response to the current mortgage environment and origination needs. During the three months ended March 31, 2018, the Company reduced its total capacity in response to lower forecasted capacity needs, and from the substantial completion of the run-off activities of PHH Home Loans.

On January 30, 2018, the Company extended the mortgage repurchase facility with Barclays Bank PLC through April 30, 2018 with a committed capacity of $100 million, and the uncommitted capacity was reduced to $25 million. In April 2018, the committed capacity was further reduced to $50 million at the Company's request, and the facility was extended to October 29, 2018.

On February 20, 2018, the committed mortgage repurchase facility with Wells Fargo was reduced to $100 million at the Company's request. On March 29, 2018, the committed mortgage repurchase facility was further reduced to $50 million at the Company's request, and was extended to October 2, 2018.

On April 3, 2018, the committed repurchase facility with Bank of America expired and was not renewed at the Company's request.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Servicing Advance Facility

PHH Servicer Advance Receivables Trust 2013-1 (“PSART”), an indirect, wholly-owned subsidiary of the Company, is a special purpose bankruptcy remote trust formed for the purpose of issuing non-recourse asset-backed notes, secured by servicing advance receivables. On March 15, 2018, the Company extended the revolving period and the final maturity date of the note purchase agreement with Wells Fargo Bank for the Series 2015-1 variable funding notes to April 16, 2018, and the aggregate maximum principal amount was reduced to $25 million. On April 16, 2018, the revolving period and the final maturity was further extended to October 15, 2018 at the same maximum principal amount.

Debt Covenants

In connection with the extension of the mortgage warehouse and servicing advance facilities, certain financial covenants have been modified. Among other covenants, certain committed facilities require that the Company maintain: (i) net worth, adjusted to include any capital distributions and changes in fair value of mortgage servicing rights up to a maximum aggregate amount of $334 million, of at least $400 million on the last day of each fiscal month of the second quarter of 2018 and $365 million on the last day of each fiscal month thereafter; (ii) a ratio of indebtedness to tangible net worth (adjusted to include any capital distributions and changes in fair value of mortgage servicing rights up to a maximum aggregate amount of $334 million) of no greater than 4.50 to 1 ; (iii) a ratio of unsecured indebtedness (reduced by cash and cash equivalents in excess of $40 million) to tangible net worth (adjusted to include any capital distributions and changes in fair value of mortgage servicing rights up to a maximum aggregate amount of $334 million) of not more than 1.25 to 1; and (iv) maintenance of $250 million of cash and cash equivalents (adjusted to include capital distributions up to a maximum aggregate amount of $150 million) in excess of its recorded liability for legal and regulatory matters through June 30, 2018, and $225 million at all times thereafter. These covenants represent the most restrictive net worth, liquidity, and debt to equity covenants; however, certain other outstanding debt agreements contain liquidity and debt to equity covenants that are less restrictive.

The Company was in compliance with all financial covenants related to its debt arrangements for the three months ended March 31, 2018.

10. Income Taxes

For the three months ended March 31, 2018 and 2017, interim income tax benefits were recorded by applying a projected full-year effective income tax rate to the quarterly Loss before income taxes for results that are deemed to be reliably estimable. For 2017, certain items are considered not to be reliably estimable, and therefore, discrete year-to-date income tax provisions are recorded on those items.

The Company conducts periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, the Company gives more significant weight to objective evidence, such as actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or loss.

For the three-year periods ended December 31, 2017, the Company is in a material cumulative pre-tax loss position. The Company expects to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all, or some portion of, those allowances. As a result of these evaluations, the effective tax rate was not significant for the three months ended March 31, 2018 and the Company has recognized a full valuation allowance of $85 million for the deferred tax assets at March 31, 2018.

The effective tax rate for the three months ended March 31, 2017 was (30.9)% on pre-tax losses from continuing operations of $77 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies

Legal Contingencies

The Company and its subsidiaries are routinely, and currently, defendants in various legal proceedings that arise in the ordinary course of PHH's business, including class actions and other private and civil litigation. These proceedings are generally based on alleged violations of consumer protection laws (including the Real Estate Settlement Procedures Act ("RESPA")), employment laws, laws governing our mortgage servicing and lending activities, and contractual obligations. Similar to other mortgage loan originators and servicers, the Company and its subsidiaries are also routinely, and currently, subject to government and regulatory examinations, investigations and inquiries or other requests for information.  The resolution of these various legal and regulatory matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In particular, legal proceedings brought under RESPA and other federal or state consumer protection laws that are ongoing, or may arise from time to time, may include the award of treble and other damages substantially in excess of actual losses, attorneys' fees, costs and disbursements, and other consumer and injunctive relief. These proceedings and matters are at varying procedural stages and the Company may engage in settlement discussions on certain matters in order to avoid the additional costs of engaging in litigation.

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

As of March 31, 2018, the Company’s recorded liability associated with legal and regulatory contingencies was $17 million and is presented in Other liabilities in the Condensed Consolidated Balance Sheets.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible losses cannot be estimated for all matters.  For matters where the Company can estimate the range, the Company believes reasonably possible losses in excess of the recorded liability are not significant as of March 31, 2018.

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

In March 2018, the Company entered into a Release and Settlement Agreement with an insurance carrier to settle certain claims and other matters associated with the Company's previously disclosed legal and regulatory settlements. The Company received a settlement payment of $15 million during the three months ended March 31, 2018 which was accounted for as a gain when the payment was received, and recorded within Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following are descriptions of the Company’s significant legal and regulatory matters:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other Subpoenas and Investigations.  The Company previously disclosed that it had received a document subpoena from the U.S. Attorney’s Office for the Southern District of New York which requested production of certain documents related to, among other things, foreclosure expenses that the Company incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac.   In March 2018, the United States District Court for the Southern District of New York entered an order unsealing a qui tam lawsuit that originally had been filed in that District in 2012, and which had been the basis for the government’s investigation.   At that time, the Court also disclosed that the U.S. Attorney’s Office for the Southern District of New York has declined to intervene against all servicer defendants named in the qui tam complaint, including the Company.  Notwithstanding the decision of the U.S. Attorney's Office, in April 2018 the private plaintiff that had initiated the qui tam suit filed a Third Amended Complaint in that action naming a number of servicer defendants and other defendants, including the Company.  That action remains pending.

Repurchase and Foreclosure-Related Reserves

Repurchase and foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and for on-balance sheet loans in foreclosure and real estate owned. A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Balance, beginning of period	$40	$73
Realized losses	(1)	(6)
Increase (decrease) in reserves due to:
Changes in assumptions	(1)	(1)
New loan sales	—	1
Balance, end of period	$38	$67

Repurchase and foreclosure-related reserves consist of the following:

	March 31, 2018	December 31, 2017
	(In millions)
Loan repurchase and indemnification liability	$28	$29
Adjustment to value for real estate owned	8	9
Allowance for probable foreclosure losses	2	2
Total	$38	$40

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

The Company's exposure to repurchase and indemnification claims consists primarily of estimates for claims from private investors, losses for specific non-performing loans where the Company believes it will be required to indemnify the investor and losses from government mortgage insurance programs. As of March 31, 2018, the estimated amount of reasonably possible losses in excess of the recorded liability was not significant.

The maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties. As of March 31, 2018, $41 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 22% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

12. Variable Interest Entities

Servicing Advance Receivables Trust

As of March 31, 2018, the Company's only variable interest entity relates to the PHH Servicer Advance Receivables Trust (“PSART”) and the PHH Servicer Advance Funding Depositor, LLC (the “Depositor”) (collectively, the “Servicing Advance Receivables Trust”).  PSART is a special purpose bankruptcy remote trust and was formed for the purpose of issuing asset-backed notes secured by servicing advance receivables.  The Company has been the primary beneficiary of PSART and the Depositor since its inception, based on their nature and purpose, and there have been no current period events that would change that conclusion, or impact their status as a variable interest entity. Refer to the Condensed Consolidated Balance Sheets for the assets and liabilities of PSART.

PHH Home Loans

PHH Home Loans was a joint venture between the Company and Realogy, which provided mortgage origination services for brokers associated with brokerages owned or franchised by Realogy, and represented substantially all of the Real Estate channel. As of December 31, 2017, the Company was contractually obligated to purchase Realogy's 49.9% ownership interest in the PHH Home Loans joint venture ("JV Interests Purchase") on or before March 19, 2018, for an amount equal to its interest in the residual equity of PHH Home Loans.

During the three months ended March 31, 2018, the Company completed the JV Interests Purchase for a total of $19 million in cash. Since the settlement of the JV Interests Purchase agreement was not fixed and PHH Home Loans generated a net loss during the three months ended March 31, 2018, the Company did not adjust the carrying amount of the liability below the initially recorded amount as of December 31, 2017. As a result, the Company recognized a $1 million extinguishment gain upon purchase which represented the difference between the redemption amount and the carrying amount of Realogy's interests, and was recorded in Loss from discontinued operations, net of tax within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of March 31, 2018, PHH Home Loans is a wholly-owned subsidiary of PHH.

During the three months ended March 31, 2018, the Company reconsidered PHH Home Loans entity's status as a variable interest entity due to the changes in PHH Home Loans governing documents upon settlement of the JV Interests Purchase and the completion of substantially all of the wind-down activities of the Real Estate channel. Upon the completion of the JV Interests Purchase, the Company determined that PHH Home Loans was no longer a variable interest entity. In addition, the results of PHH Home Loans are now presented as discontinued operations as part of the Real Estate channel, as further discussed in Note 8, 'Discontinued Operations'. As of December 31, 2017, the total assets and liabilities of PHH Home Loans were $98 million and $51 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Information

During the three months ended March 31, 2018, the Company completed substantially all of the run-off activities of the PLS business and Real Estate channel. Accordingly, the results of these businesses have been presented as discontinued operations, and excluded from continuing operations and segment results for all periods presented. Refer to Note 8, 'Discontinued Operations' for additional information.

Continuing operations are conducted through the following two reportable segments:

▪	Mortgage Servicing — acts as a subservicer for clients that own the underlying mortgage servicing rights and performs servicing activities for owned mortgage servicing rights.

▪	Mortgage Production — provides portfolio origination retention services to subservicing clients and sells the related mortgage loans in the secondary market.

The Company's operations are located in the U.S. The heading Other includes expenses that are not allocated back to the two reportable segments, which may include certain Exit and disposal costs, Professional and third-party service fees incurred related to strategic actions and certain general corporate overhead expenses that were previously allocated to the PLS business and Real Estate channel.  Management evaluates the operating results of each of the reportable segments based upon Net revenues and Segment profit or loss, which is presented as the Income or loss before income tax expense or benefit.

Segment results were as follows:

	Total Assets
	March 31, 2018	December 31, 2017
	(In millions)
Mortgage Servicing segment	$904	$919
Mortgage Production segment	106	191
Other	486	487
Assets related to discontinued operations	17	214
Total	$1,513	$1,811

	Net Revenues		Segment Profit (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
	(In millions)
Mortgage Servicing segment	$44	$27	$(6)	$(34)
Mortgage Production segment	6	13	(16)	(8)
Other	—	—	(4)	(35)
Total	$50	$40	$(26)	$(77)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Cautionary Note Regarding Forward-Looking Statements and our Condensed Consolidated Financial Statements and Part I—Item 1. Business, Part I—Item 1A. Risk Factors, Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements included in our 2017 Form 10-K.

We provide servicing and portfolio retention solutions to investors of MSRs, financial and wealth management institutions, regional and community banks, and credit unions. We conduct our business through two reportable segments: Mortgage Servicing, which acts as a subservicer for clients that own the underlying mortgage servicing rights and performs servicing activities for owned mortgage servicing rights, and Mortgage Production, which provides portfolio origination retention services to subservicing clients and sells the related mortgage loans in the secondary market.

We determined that substantially all of the run-off activities of the Private Label Services ("PLS") business and Real Estate channel were completed during the three months ended March 31, 2018. Accordingly, the results of the PLS business and Real Estate channel have been presented as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and are excluded from continuing operations and segment results for all periods presented. Refer to Refer to "Results of Operations—Discontinued Operations" for additional information.

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

We continue to operate the business and are focused on taking the necessary actions to ensure we meet all of the closing conditions, including obtaining the requisite approvals and maintaining the minimum net worth and cash balances required to close the merger transaction.

See “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—"We may fail to consummate the proposed Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, financial position, results of operations and cash flows, and negatively impact the price of our Common stock." in our 2017 Form 10-K.
Business Update
During the first quarter of 2018, we substantially completed the transition to a capital-light business model comprised of subservicing and portfolio retention services. These actions included the following:

•
Private Label Services Business. Within our PLS business, we originated $592 million of loans which closed out substantially all of our outstanding pipeline. In addition, we continued to provide the required transition support assistance under our PLS agreements, and incurred direct PLS operating losses of $2 million in the three months ended March 31, 2018. As of March 31, 2018, the run-off activities for our PLS client agreements are substantially complete.

•
Real Estate Channel. On March 19, 2018, we acquired Realogy's 49.9% ownership interests in PHH Home Loans, LLC. During the three months ended March 31, 2018, we paid $19 million of cash to Realogy, and recognized a $1 million extinguishment gain upon purchase. Within our Real Estate Channel, we originated $33 million of loans which closed out our outstanding pipeline, and we monetized substantially all of the remaining assets and liabilities of PHH Home Loans.

•
Shared Service Infrastructure. We completed substantially all of our previously announced reorganization activities as of March 31, 2018. We remain on track to complete the remaining overhead cost reductions, including the changes to our facilities and information technology infrastructures, by the end of 2018.

The results of the PLS business and Real Estate Channel have been classified as discontinued operations for all periods presented in this report. Refer to "—Results of Operations—Discontinued Operations" for additional information.

With the transition to our new business model substantially complete, our plans to achieve the desired scale and a profitable business model remain dependent on growth and adding new subservicing units. We have faced headwinds to achieving scale from certain client driven actions, and from the interest rate environment driving a shift to a purchase-driven origination market. Specifically, we expect to transfer approximately 115,000, or 19%, subservicing units off of our platform in multiple transfers beginning in May 2018, based upon notifications from two of our largest subservicing clients. Approximately 65,000 of these units are subject to a portfolio defense agreement and will no longer be solicitable units upon transfer to a new servicer. There can be no assurances that our subservicing agreements or relationships will not be subject to further change.

For discussion of risks related to our client concentrations, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our remaining business will be focused on subservicing and portfolio retention activities, and we have significant client concentration risk related to the percentage of subservicing and portfolio retention activities from agreements with New Residential Mortgage, LLC and Pingora Loan Servicing, LLC. Further, the terms of a significant portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause which would also terminate any related portfolio defense agreements." in our 2017 Form 10-K.

For a discussion of risks related to our business, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our operations have not been profitable in recent years, and we have changed the focus of our business to subservicing and portfolio retention activities to improve our financial results. The industry in which we operate in is highly competitive, and our success depends on our ability to attract and retain clients to achieve scale and meet competitive challenges, which may be negatively impacted by client perceptions of a lack of history operating as a focused player in this market, as well as from our actions, including any past or future efforts towards executing our strategic actions. We may not be able to fully or successfully execute or implement our business strategies or achieve our objectives, and our actions taken may not have the intended result." in our 2017 Form 10-K.

RESULTS OF OPERATIONS

Continuing Operations
The following table presents our consolidated results of operations from continuing operations:

	Three Months Ended March 31,
	2018	2017
	(In millions, except per share data)
Net revenues	$50	$40
Total expenses	76	117
Loss from continuing operations before income taxes	(26)	(77)
Income tax benefit	—	(24)
Loss from continuing operations, net of tax	$(26)	$(53)

Basic & Diluted loss per share from continuing operations	$(0.80)	$(0.99)

Our financial results from continuing operations for the three months ended March 31, 2018 as compared to the same period in 2017 reflect our continuing business of subservicing and portfolio retention services, and certain remaining revenues and expenses associated with our capitalized MSRs that are pending sale. Our results before income taxes for the three months ended March 31, 2018 include:

•
$15 million gain related to a release and settlement agreement entered into with one of our insurance carriers to settle certain claims and other matters associated with our previously disclosed legal and regulatory settlements;

•	Lower mortgage production revenue due to an increase in interest rates, which drove lower demand for refinance loans;

•
Lower servicing revenue due to the change in mix of our servicing portfolio to primarily subserviced loans, which lowered our contractual servicing fees and the impact from changes in fair value of MSRs;

•	Lower unsecured debt interest expense related to the capital actions taken in 2017 to reduce our unsecured debt levels;

•	Lower shared-service infrastructure costs associated with our headcount reductions and operational efficiencies; and

•	$4 million of professional and third-party service fees associated with the proposed Merger with Ocwen.

Income Taxes
We record our interim tax benefit from continuing operations for the three months ended March 31, 2018 and 2017 by applying a projected full-year effective income tax rate to our quarterly pre-tax loss for results that we deem to be reliably estimable.  Certain items are considered not to be reliably estimable; therefore, we record discrete year-to-date income tax provisions on those items.

Our effective income tax rate for continuing operations in the three months ended March 31, 2018 was not significant, and was (30.9)% for the three months ended March 31, 2017.  Our effective tax rate for 2018 differs from our federal statutory rate due to our recognition of a full valuation allowance on operating losses generated during the period. We expect to maintain a full valuation allowance on our deferred tax assets, including any newly generated net operating losses, until there is sufficient evidence to support the reversal of all, or some portion of, those allowances. In 2017, our rate differs from the federal statutory rate primarily due to state tax provision and changes in the valuation allowance. Refer to Note 10, 'Income Taxes' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information.

Revenues

	Three Months Ended March 31,
	2018	2017
	(In millions)
Loan servicing income, net	$43	$33
Gain on loans held for sale, net	5	12
Origination and other loan fees	1	1
Net interest expense	(14)	(8)
Other income	15	2
Net revenues	$50	$40
Loan servicing income, net increased by $10 million, or 30%, driven by a $14 million increase associated with the MSR yield on the secured borrowing asset that was partially offset by a $4 million decrease in net servicing revenue. The $4 million decrease in net servicing revenue was related to the change in mix of our total loan servicing portfolio to primarily subserviced loans which reduced the interest rate exposure and related volatility in revenues driven by MSR fair value changes, but also lowered our contractual servicing fees since we receive a smaller fee per loan from our subservicing clients as compared to the servicing fee of our capitalized servicing rights.

The reduction in Gain on loans held for sale, net in the three months ended March 31, 2018 was primarily attributable to lower portfolio retention volume driven by an increase in interest rates, which drove lower demand for refinance loans and a decline in loan margins.

Net interest expense increased by $6 million primarily due to an increase of $14 million associated with the implied interest cost recognized on the MSRs secured liability that was not recorded in 2017 since the sales to New Residential did not begin until the second quarter of 2017. That amount was partially offset by a decrease of $9 million from lower unsecured debt interest expense related to the capital actions taken in the third quarter of 2017 to reduce our unsecured debt levels.

Other income increased by $13 million primarily due to a $15 million gain related to a settlement with one of our insurance carriers for claims related to certain previously disclosed legal settlements.

Expenses

	Three Months Ended March 31,
	2018	2017
	(In millions)
Salaries and related expenses	$32	$36
Foreclosure and repossession expenses	3	7
Professional and third-party service fees	18	31
Technology equipment and software expenses	7	7
Occupancy and other office expenses	6	5
Depreciation and amortization	3	4
Exit and disposal costs	—	9
Other operating expenses:
Legal and regulatory reserves	1	9
Other	6	9
Total expenses	$76	$117
Salaries and related expenses decreased by $4 million, or 11%, as compared to the same period in 2017 primarily due to declines in our average employee headcount from our transition to a smaller overhead cost infrastructure.

Foreclosure and repossession expenses decreased by $4 million, or 57%, as compared to the same period in 2017 primarily due to lower foreclosure activity and improved delinquencies that were partially the result of the sales of delinquent government loans that occurred throughout 2017.

Professional and third-party service fees decreased by $13 million, or 42%, due to non-recurring expenses recognized during 2017 primarily related to financial advisor and consulting costs associated with our strategic transactions that was partially offset by $4 million of expenses recognized during the three months ended March 31, 2018 associated with the proposed Merger with Ocwen.

There were no Exit and disposal costs attributable to continuing operations in the three months ended March 31, 2018 as compared to $9 million during the same period in 2017. The $9 million decrease is a result of severance and retention expenses for employees of the Reorganization exit that were not considered directly attributable to discontinued operations for which there was no significant continuing expense in 2018.

We recorded a provision for legal and regulatory matters of $1 million in the three months ended March 31, 2018 as compared to $9 million during 2017. The provision during the three months ended March 31, 2017 was primarily driven by various legal proceedings that are or were still ongoing related to our legacy mortgage servicing practices.

Discontinued Operations

In November 2016, we announced our plan to exit the PLS business. In February 2017, we announced our intention to operate as a smaller business that is focused solely on subservicing and portfolio retention services, and exit the Real Estate channel. As a result, we would exit the PLS business through the run-off of operations, and exit the Real Estate channel through the sale of certain assets of PHH Home Loans and its subsidiaries and subsequent run-off of the operations, both of which were previously reported within the Mortgage Production segment.

We determined that the exits of the PLS business and Real Estate channel represented a strategic shift that met the criteria to be reported as discontinued operations upon completion of substantially all of the run-off activities of these businesses, which occurred during the three months ended March 31, 2018. Accordingly, the results of the PLS business and Real Estate channel have been presented as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and are excluded from continuing operations and segment results for all periods presented. Certain corporate overhead costs that were previously allocated to the PLS business and Real Estate channel for segment reporting purposes were determined to not directly support the discontinued operations, and those costs are presented in continuing operations.

Our continuing involvement in the operations of these businesses is generally limited to certain indemnification and guarantee obligations, including those associated lease arrangements and loan repurchases and indemnifications described in Note 8, 'Discontinued Operations' in the accompanying Notes to Condensed Consolidated Financial Statements.

The results of discontinued operations are summarized below:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net revenues	$7	$74
Total expenses	11	102
Loss before income taxes	(4)	(28)
Income tax benefit	—	(10)
Net loss	(4)	(18)
Less: net loss attributable to noncontrolling interest	—	(4)
Loss from discontinued operations attributable to PHH Corporation, net of tax	$(4)	$(14)

Basic & Diluted loss per share from discontinued operations	$(0.12)	$(0.27)

There was no gain or loss directly attributed to the completion of the disposal of these businesses. However, within Total expenses presented above, we did recognize exit and disposal costs directly related to these disposals, which totaled $4 million and $16 million for the three months ended March 31, 2018 and 2017, respectively.

Mortgage Servicing Segment

Over the past 12 months, we have shifted the focus of our Mortgage Servicing segment to subservicing, whereby we service loans on behalf of the legal owner of the MSRs. As of March 31, 2018, subserviced loans represented 94% of our total servicing portfolio (by units) as compared to 32% at the end of 2016. As of March 31, 2018, the fair value of our owned capitalized MSRs was $53 million, of which $32 million are private investor MSRs committed for sale under the New Residential sale agreement. In addition, we have commitments to transfer approximately $100 million of related Servicing advances to New Residential (based on the March 31, 2018 portfolio). While all parties continue to work diligently to close on the sale, the extended time frame for executing the remaining transactions is due to the complexity of the consent process, the number of parties involved, and the depth of investor and trustee due diligence. Subject to the sale of the private investor MSRs to New Residential, we do not anticipate retaining a significant amount of capitalized MSRs on our Consolidated Balance Sheet in the future.

Our Mortgage Servicing segment generates revenue through fees earned from our subservicing agreements, and, to a lesser extent, from the servicing fees associated with our MSRs that have not yet been sold. The market for subservicing clients is comprised of independent mortgage bankers, community banks, credit unions and other mortgage investors. The size of the subservicing market is dependent on the following: (i) the rate of prepayment speeds and the size of the home purchase market; (ii) lack of operational scale for smaller MSR owners who may need a subservicing partner to keep pace with consumer, regulatory and investor requirements; and (iii) MSR ownership by financial investors who do not have in-house servicing capability.

We anticipate growth in the subservicing market as mid-size and smaller servicers may sell MSRs to financial investors who are likely to contract with subservicers. We also are monitoring the political environment for possible regulatory reform and changes to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which could potentially lower costs to subservicers. However, market factors such as higher interest rates, evolving regulations, and potentially volatile capital market conditions may adversely impact demand for MSRs by non-bank investors and create a more challenging environment for subservicing. We are actively engaged in business development efforts in order to grow our subservicing units to achieve an adequate level of scale and a profitable business model. Our subservicing portfolio is subject to runoff and will continue to decline as our current additions through flow sales and portfolio retention are insufficient to offset runoff. There can be no assurances that we will be successful in growing our subservicing portfolio. Refer to "—Executive Summary" for a discussion of recent client driven actions that we expect to result in the transfer of subservicing and portfolio retention units off of our platform during 2018.

Business Summary
The following tables summarize our revenues between our owned and subservicing portfolios, and the portfolio statistics:

	Three Months Ended March 31, 2018
	Owned Servicing	Subservicing	Total
	(In millions)
Loan servicing income (1)	$20	$24	$44
Changes in fair value of MSRs and secured liability	(1)	—	(1)
Net interest expense (1)	(14)	—	(14)
Other income	15	—	15
Total net revenues	$20	$24	$44

Average number of loans serviced (units)	40,849	621,442	662,291
______________

(1)
For Owned Servicing, the amounts reflect the secured borrowing treatment of the MSR sales to New Residential. Within Loan servicing income, there is $14 million of income from the MSR yield on secured asset that is fully offset by the implied interest cost recognized on the MSRs secured liability within Net interest expense.

AS	Three Months Ended March 31, 2017
	Owned Servicing	Subservicing	Total
	(In millions)
Loan servicing income	$50	$12	$62
Changes in fair value of MSRs and secured liability	(29)	—	(29)
Net interest expense (income)	(9)	1	(8)
Other income	—	2	2
Total net revenues	$12	$15	$27

Average number of loans serviced (units)	526,884	266,346	793,230

Key Metrics:

	March 31,
	2018	2017
	($ In millions)
Total Loan Servicing Portfolio:
Conventional loans	$133,618	$150,022
Government loans	8,490	11,833
Home equity lines of credit	1,347	1,771
Total Unpaid Principal Balance	$143,455	$163,626

Number of loans in owned portfolio (units)	38,790	486,706
Number of subserviced loans (units) (1)	609,250	267,949
Total number of loans serviced (units)	648,040	754,655

Weighted-average interest rate	3.9%	3.8%

Total Portfolio Delinquency:
% of UPB - 30 days or more past due	2.06%	1.94%
% of UPB - Foreclosure, REO and Bankruptcy	1.46%	1.93%
Units - 30 days or more past due	2.91%	2.65%
Units - Foreclosure, REO and Bankruptcy	1.97%	2.40%

Total Capitalized Servicing Portfolio:
Unpaid Principal Balance of capitalized MSRs owned	$7,853	$71,808
Unpaid Principal Balance of capitalized MSRs in secured borrowing arrangement (1)	47,738	—
Total Unpaid Principal Balance of capitalized servicing portfolio	$55,591	$71,808

Capitalized servicing rate	0.89%	0.83%
Capitalized servicing multiple	3.3	3.0
Weighted-average servicing fee (in basis points)	27	28

	Three Months Ended March 31,
	2018	2017
	(In millions)
Total Loan Servicing Portfolio:
Average Portfolio UPB	$146,221	$169,152

Owned Capitalized Servicing Portfolio: (1)
Average Portfolio UPB	$8,252	$78,155
Payoffs and principal curtailments	347	3,459
Sales	1,125	10,316
______________

(1)
Reflects the shift in our servicing portfolio to subserviced loans which began in the second quarter of 2017 as we sold MSRs to New Residential and continued functioning as subservicer. The MSRs sold to New Residential have been accounted for as a secured borrowing arrangement.

Segment Results:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Loan servicing income, net	$43	$33
Net interest expense	(14)	(8)
Other income	15	2
Total net revenues	44	27

Salaries and related expenses	15	17
Foreclosure and repossession expenses	3	7
Professional and third-party service fees	6	7
Technology equipment and software expenses	3	3
Occupancy and other office expenses	4	3
Depreciation and amortization	1	1
Exit and disposal costs	—	2
Other operating expenses	18	21
Total expenses	50	61
Segment loss	$(6)	$(34)

Three Months Ended March 31, 2018 Compared with 2017

Net revenues.  During the three months ended March 31, 2018, Total net revenues increased by $17 million, or 63%, as compared to the same period in 2017 primarily driven by a $15 million gain related to an insurance settlement with one of our insurance carriers. In addition, our Total net revenues reflect a $9 million decrease in unsecured debt interest expense related to the capital actions taken in 2017 to reduce our unsecured debt levels, that was partially offset by a decrease in net servicing revenue from a decrease in the size of our average total loan servicing portfolio and the change in mix of our servicing portfolio to primarily subserviced loans which lowered our contractual servicing fees and the impact from changes in fair value of MSRs.

Servicing fees from our capitalized portfolio decreased to $6 million, down $48 million or 89%, as compared to 2017 driven by an 89% decrease in our average owned capitalized loan servicing portfolio.  This decline in our owned capitalized loan servicing portfolio was primarily due to the 2017 MSR sales to New Residential and Lakeview resulting from our strategic actions to shift our focus to subservicing activities. If the remaining sales of private MSRs are completed, we expect our servicing fees from our capitalized portfolio to continue to decrease, which would have a positive impact to subservicing fees as we will continue to subservice the loans pursuant to our subservicing agreement with New Residential.

During the three months ended March 31, 2018, Subservicing fees increased to $17 million, up $6 million or 55%, as compared to the same period in 2017 primarily driven by an increase in subservicing units from the sale of servicing rights to New Residential. While our average total subservicing units increased as compared to the first quarter of 2017, the unit increase is not proportionally consistent with the subservicing income realized due to the client mix of loans and pricing in the subservicing portfolios during each period.

The MSR yield on secured borrowing asset contributed $14 million to Loan servicing income, net during the three months ended March 31, 2018, as a result of the sales of MSRs to New Residential, which were accounted for as a secured borrowing arrangement due to the long-term nature of the subservicing contract. This was entirely offset by $14 million of Net interest expense, which represents the implied interest cost recognized on the MSR secured liability.

During the three months ended March 31, 2018, there was no significant Loss on sale of MSRs, as compared to $9 million in the same period of 2017. The 2017 loss primarily represented transaction-related expenses from GNMA MSRs sold to Lakeview in February 2017. Curtailment interest paid to investors decreased by $2 million as compared to the same period in 2017 primarily due to the significant reduction of the owned capitalized portfolio from the New Residential sales, resulting in reduced payments to investors.

MSR valuation changes from actual prepayments of the underlying mortgage loans decreased by $18 million or 95%, primarily due to a 90% decrease in payoffs in our owned capitalized servicing portfolio compared to the same period in 2017. MSR valuation changes from actual receipts of recurring cash flows decreased by $7 million or 88%, primarily due to a smaller average owned capitalized portfolio compared to 2017.

We were not exposed to significant market exposure for the majority of our owned MSR asset during either period since our committed sale agreements established the pricing for a significant portion of our asset, and our valuation model included the calibration to those sale prices. In total, Market-related fair value adjustments increased the value of our MSRs by $1 million during the three months ended March 31, 2018, as compared to a $2 million decrease in the same period of 2017.

During the three months ended March 31, 2018, Net interest expense was $14 million, up $6 million, as compared to the same period in 2017. This increase was a result of the $14 million of implied interest cost recognized on the MSRs secured liability since the sales to New Residential weren't completed until the second half of 2017, that was partially offset by a $9 million decrease from lower Unsecured debt interest expense related to the capital actions taken in the third quarter of 2017 to reduce our unsecured debt levels.

Other income increased by $13 million as compared to 2017 primarily due to a $15 million gain related to an insurance settlement with one of our insurance carriers for certain previously disclosed legal settlements that was partially offset by non-recurring fees recognized in the prior year related to client assistance in complying with regulatory changes.

Total expenses.  During the three months ended March 31, 2018, Total expenses decreased by $11 million, or 18%, as compared to the same period in 2017 primarily driven by declines in Salaries and related expenses and Foreclosure and repossession expenses, a lower provision for legal and regulatory matters and exit and disposal costs that were partially offset by an increase in Corporate overhead allocation.

Salaries and related expenses decreased by $2 million or 12% as compared to the same period in 2017 primarily due to non-recurring severance and contract labor expenses incurred during 2017.

Foreclosure and repossession expenses decreased by $4 million or 57% as compared to the same period in 2017 primarily due to lower foreclosure activity and improved delinquencies that were partially the result of the sales of delinquent government loans that occurred throughout 2017.

We recorded a $1 million provision for legal and regulatory matters during the three months ended March 31, 2018, as compared to $9 million during the same period in 2017. The provision during the three months ended March 31, 2017 was primarily driven by various legal proceedings that are or were still ongoing related to our legacy mortgage servicing practices.

There were no Exit and disposal costs during the three months ended March 31, 2018, as compared to $2 million in the same period of 2017. The decrease is a result of non-recurring costs incurred during 2017 for severance and retention expenses related to Mortgage shared services employees related to the reorganization exit plan.

Corporate overhead allocation increased by $7 million compared to 2017 which was impacted by the PLS business and Real Estate channel exits, and an update to the rate of overhead allocation to our segments, as described in “—Other.”

Selected Income Statement Data:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Loan servicing income, net:
Loan servicing income:
Servicing fees from capitalized portfolio	$6	$54
Subservicing fees	17	11
MSR yield on secured asset (1)	14	—
Late fees and other ancillary servicing revenue	8	9
Loss on sale of MSRs	—	(9)
Curtailment interest paid to investors	(1)	(3)
Total Loan servicing income	$44	$62
Changes in fair value of owned mortgage servicing rights:
Actual prepayments of the underlying mortgage loans	$(1)	$(19)
Actual receipts of recurring cash flows	(1)	(8)
Market-related fair value adjustments	1	(2)
Total Changes in fair value of owned MSR asset	(1)	(29)
Change in fair value of MSRs secured asset (2)	24	—
Change in fair value of MSRs secured liability (2)	(24)	—
Total	$43	$33

Net interest expense:
Interest income	$2	$4
Secured interest expense	(1)	(2)
MSRs secured interest expense (1)	(14)	—
Unsecured interest expense	(1)	(10)
Total	$(14)	$(8)

Other operating expenses:
Corporate overhead allocation	$16	$9
Repurchase and foreclosure-related charges	(1)	(1)
Legal and regulatory reserves	1	9
Other expenses	2	4
Total	$18	$21
____________________

(1)
Amounts are related to the secured borrowing treatment of the MSR sales to New Residential. The income from the MSR yield on secured asset is fully offset by the implied interest cost recognized on the MSRs secured liability within Net interest expense.

(2)
Amounts are related to the secured borrowing treatment of the MSR sales to New Residential. For the three months ended March 31, 2018, Changes in fair value of the secured asset include $12 million in Actual prepayments of the underlying mortgage loans and $6 million in Actual receipts of recurring cash flows that were partially offset by $42 million in Market-related fair value adjustments. These changes in fair value of the secured asset were fully offset by changes in fair value of the secured liability.

Mortgage Production Segment

During the three months ended March 31, 2018, we completed substantially all of the run-off activities of the PLS business and Real Estate channel, and the results of these operations have been included in Loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and are excluded from Mortgage Production segment results for all periods presented. Refer to "—Discontinued Operations" for additional information.

Our Mortgage Production segment generates revenue through portfolio origination retention services provided to our subservicing clients to mitigate their potential MSR run-off and to mitigate the run-off of our subservicing units. Loans originated under our portfolio retention services include both purchase and refinance closings and are sold into the secondary market. We principally generate revenue from the receipt of origination and application fees, earned on a per loan basis, as well as the gain on sale of loans sold into the secondary market, earned as a percentage of the unpaid principal balance of loans sold. Any MSRs that are originated under our portfolio defense agreements are transferred to the respective counterparty pursuant to the contractual terms. Depending on our agreements, the MSRs are issued on a co-issue basis or sold through flow sale agreements.

Future portfolio retention volumes are dependent on the size and breadth of our servicing portfolio, on the willingness of our subservicing clients to permit us to perform such services and on the interest rate environment as compared to individual mortgagor's rates, in addition to other factors generally impacting the housing market and economy.

We provide portfolio retention services to two key clients associated with our significant subservicing client relationships, which represented a combined 76% concentration of our total subservicing portfolio as of March 31, 2018. Our portfolio defense agreements cease upon the termination of the related client subservicing relationship, or as units transfer out of our subservicing portfolio to a new servicer. In addition, for the majority of the solicitable portfolio, we are authorized to seek refinance of mortgage loans on a non-exclusive basis, which may further limit our future mortgage loan originations since we must compete with other originators. Refer to "—Executive Summary" for a discussion of recent client driven actions that we expect to result in the transfer of subservicing and portfolio retention units off of our platform during 2018.

Key Metrics:

	Three Months Ended March 31,
	2018	2017
	($ In millions)
Closings:
Refinance	$196	$430
Purchase	12	9
Total Unpaid Principal Balance	$208	$439

Number of loans funded (units)	1,096	2,400

Locked Volume:
IRLCs expected to close	$152	$213

Segment Results:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Origination and other loan fees	$1	$1
Gain on loans held for sale, net	5	12
Total net revenues	6	13

Salaries and related expenses	8	8
Professional and third-party service fees	2	2
Occupancy and other office expenses	2	2
Depreciation and amortization	—	2
Other operating expenses	10	7
Total expenses	22	21
Segment loss	$(16)	$(8)

Three Months Ended March 31, 2018 Compared with 2017

Net revenues.  During the three months ended March 31, 2018, Total net revenues decreased by $7 million, or 54%, as compared to the same period in 2017 due to lower volumes of loan closings and IRLCs. The volume decrease related to IRLCs expected to close was primarily attributable to an increase in interest rates, which drove lower demand for refinance loans and a decline in loan margins.

Total expenses. During the three months ended March 31, 2018, Total expenses increased by $1 million, or 5%, as compared to the same period in 2017 primarily due to a $4 million increase in Corporate overhead allocation that was partially offset by $2 million of lower depreciation and amortization.

Corporate overhead allocation is included within Other operating expenses above and totaled $7 million and $3 million for the three months ended March 31, 2018 and 2017, respectively. The increase in the Corporate overhead allocation was impacted by the PLS business and Real Estate channel exits and an update to the rate of overhead allocation to our segments, as described in “—Other.”

Other
We leverage a centralized corporate platform to provide shared services for general and administrative functions to our reportable segments.  These shared services include support associated with, among other functions, information technology, enterprise risk management, internal audit, human resources, accounting and finance and communications.  The costs associated with these shared general and administrative functions, in addition to the cost of managing the overall corporate function, are recorded within Other and allocated to our reportable segments through a corporate overhead allocation.  The Corporate overhead allocation to each segment is determined based upon the actual and estimated usage by function, revenue or expense category.
Any net results of Other represents losses that are not allocated back to our reportable segments, which may include certain Exit and disposal costs, Professional and third-party service fees incurred related to strategic actions, costs associated with the proposed Merger with Ocwen and, for 2017, certain general corporate overhead expenses that were previously allocated to the PLS business and Real Estate channel.
Results:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Salaries and related expenses	$9	$11
Professional and third-party service fees	10	22
Technology equipment and software expenses	4	4
Depreciation and amortization	2	1
Exit and disposal costs	—	7
Other operating expenses	2	2
Total expenses before allocation	27	47
Corporate overhead allocation:
Mortgage Servicing segment	(16)	(9)
Mortgage Production segment	(7)	(3)
Total expenses	4	35
Net loss before income taxes	$(4)	$(35)

Three Months Ended March 31, 2018 Compared with 2017
Total expenses before allocation. During the three months ended March 31, 2018, Total expenses before allocations decreased to $27 million, as compared to $47 million in the same period in 2017 primarily due to lower professional and third-party service fees and Exit and disposal costs.
Professional and third-party service fees decreased to $10 million, down $12 million, as compared to 2017 due to non-recurring costs incurred during 2017 primarily related to financial advisor and consulting costs associated with our strategic transactions and a decrease in expenses related to our information technology platform, that were partially offset by $4 million of expenses incurred during 2018 associated with the proposed Merger with Ocwen.

There were no Exit and disposal costs during the three months ended March 31, 2018, as compared to $7 million during the same period in 2017. The $7 million decrease is a result of severance and retention expenses for employees of the Reorganization exit that were not considered directly attributable to discontinued operations for which there was no significant continuing expense in 2018.
Corporate overhead allocation. During the three months ended March 31, 2018, total Corporate overhead allocation increased to $23 million, as compared to $12 million in the same period of 2017, which was impacted by the PLS business and Real Estate channel exits. During the three months ended March 31, 2017, $13 million of indirect costs not allocated to discontinued operations were stranded within the Other reporting unit, whereas, for 2018, 100% of those costs are included in the allocations to our segments. In addition, the rate of overhead allocation to our segments for 2018 was updated from the prior year based upon current expected revenues and the expected percentage of shared service infrastructure required to support our continuing operations.

RISK MANAGEMENT

We are exposed to various business risks which may significantly impact our financial results including, but not limited to: (i) strategic risk; (ii) interest rate risk; (iii) consumer credit risk; (iv) counterparty and concentration risk; (v) liquidity risk; and (vi) operational risk. During the three months ended March 31, 2018, there have been no significant changes to our risks as previously outlined in our 2017 Form 10-K.  Refer to "—Executive Summary" for a discussion of the proposed Merger with Ocwen and business update.

For further discussion of risks related to the proposed Merger with Ocwen, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—"We may fail to consummate the proposed Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, financial position, results of operations and cash flows, and negatively impact the price of our Common stock." in our 2017 Form 10-K.

For further discussion of risks related to our client concentrations, see “Part I—Item 1A. Risk Factors—Risks Related to Our Strategies—Our remaining business will be focused on subservicing and portfolio retention activities, and we have significant client concentration risk related to the percentage of subservicing and portfolio retention activities from agreements with New Residential Mortgage, LLC and Pingora Loan Servicing, LLC. Further, the terms of a significant portion of our subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause which would also terminate any related portfolio defense agreements." in our 2017 Form 10-K.

Refer to "—Liquidity and Capital Resources" for discussion of changes to our liquidity position, and refer to “—Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of changes in interest rates on the valuation of assets and liabilities that are sensitive to interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include: unrestricted Cash and cash equivalents; proceeds from the sale or securitization of mortgage loans; secured borrowings, including mortgage warehouse and servicing advance facilities; cash flows from operations; the unsecured debt markets; asset sales; and equity markets. Our primary operating funding needs arise from the origination and financing of mortgage loans, mortgage servicing rights, collateral posting requirements from derivative agreements and loan repurchases and indemnifications. Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.

Our total unrestricted cash position as of March 31, 2018 is $480 million, compared to $509 million at the end of 2017. We executed a number of the remaining actions necessary to achieve our strategic objectives and substantially complete the transition to a capital-light business model comprised of subservicing and portfolio retention services. In connection with these efforts, our significant cash activities during the three months ended March 31, 2018 included:

Cash Outflows

•	$30 million related to the cash needs of our continuing operations;

•	$24 million related to our exit activities and direct PLS operating losses;

•	$19 million to complete the purchase of Realogy's membership interest in PHH Home Loans; and

•	$11 million that was moved to Restricted cash, primarily related to a pending legal and regulatory settlement.
Cash Inflows

•
$27 million of proceeds related to the monetization the residual net assets of PHH Home Loans and the release of cash for our general use from a change in the entity's status as a variable interest entity;

•	$15 million related to an insurance settlement with one of our insurance carriers for certain previously disclosed legal settlements; and

•	$13 million related to the sales of MSRs and receipt of document holdback amounts from prior sales.

Cash Exit Costs. To-date, we have recognized cash exit costs of $93 million out of total estimated program expenditures of $114 million, and as of March 31, 2018, we expect $55 million of future cash outflows related to these exit costs. We expect the timing of these cash outflows to extend through the end of 2018, as certain payments related to our severance arrangements are paid in bi-weekly installments, not lump sum payments. We expect to incur substantially all of the remaining exit costs during the remainder of 2018, a significant portion of which relate to facility costs that are dependent upon the timing of when we vacate certain facilities.

Share Repurchases. In November 2017, our Board of Directors provided an authorization for up to $100 million of share repurchases and there has been no share repurchase activity under this program to-date. We have no obligation to repurchase shares under this authorization, and any share repurchase program may be extended, modified, suspended or discontinued at any time. Pursuant to the Agreement and Plan of Merger dated as of February 27, 2018 among Ocwen, POMS Corp and PHH, any share repurchases require the prior consent of Ocwen.

Unencumbered Assets: As of March 31, 2018, a significant portion of our assets are under financing arrangements or are subject to sale commitments. The following table identifies the Total assets on our Condensed Consolidated Balance Sheets that are unencumbered:

	Total Assets	Collateral for Asset-backed Borrowing Arrangements	Sale Commitments	Other	Unencumbered Assets
	(In millions)
Cash and cash equivalents	$480	$—	$—	$—	$480
Restricted cash	50	17	—	33	—
Mortgage loans held for sale	41	24	—	—	17
Accounts receivable, net	56	—	—	—	56
Servicing advances, net	324	52	48	208	16
Mortgage servicing rights	496	—	33	443	20
Property and equipment, net	19	—	—	—	19
Other assets	30	—	—	1	29
Assets related to discontinued operations	17	4	—	6	7
Total assets	$1,513	$97	$81	$691	$644

Total Servicing advances committed to be transferred under our MSR sale agreements of approximately $100 million as of March 31, 2018 includes both advances that are presently collateral for asset-backed borrowing arrangements and amounts that are self-funded. Therefore, the Servicing advances committed under MSR sale agreements appears in both columns of the table above.

Other restrictions and encumbrances include the following:

•	Restricted cash represents letters of credit, funds received for pending mortgage closings, and other contractual arrangements.

•	Servicing advances represent the balance of Servicing advance liabilities for advances funded by our subservicing clients, as discussed below under "—Debt—Servicing Advance Funding Arrangements".

•	MSRs represent amounts under secured borrowing arrangements where we have recognized a liability for MSRs transferred to a third party that does not meet the criteria for sale accounting.

Cash Flows

The following table summarizes the changes in Cash, cash equivalents and restricted cash, including those balances related to discontinued operations:

	Three Months Ended March 31,
	2018	2017	Change
	(In millions)
Cash provided by (used in):
Operating activities	$163	$192	$(29)
Investing activities	5	25	(20)
Financing activities	(215)	(180)	(35)
Net (decrease) increase in Cash, cash equivalents and restricted cash	$(47)	$37	$(84)

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

During the three months ended March 31, 2018, cash provided by our operating activities was $163 million, which was primarily driven by a $221 million decrease in Mortgage loans held for sale between December 31, 2017 and March 31, 2018 which was primarily the result of our declining loan origination pipeline driven by our exits of the PLS business and Real Estate channel, and also impacted by $15 million of insurance proceeds related to a settlement with one of our insurance carriers for claims related to certain previously disclosed legal settlements. These proceeds were partially offset by cash used to fund operating losses of our business, payments for exit and disposal costs and cash used for fees associated with the proposed Merger with Ocwen.

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

Investing Activities

Our cash flows from investing activities include proceeds on the sale of mortgage servicing rights, purchases of property and equipment and for 2017, cash flows related to collateral postings or settlements of our MSR derivatives.

During the three months ended March 31, 2018, cash provided by our investing activities was $5 million, which was primarily driven by $6 million of net cash received from the sale of MSRs.

During the three months ended March 31, 2017, cash provided by our investing activities was $25 million, which was driven by $71 million of cash received from the proceeds of the initial sale of GNMA MSRs to Lakeview that was partially offset by $46 million of net cash paid for MSR derivatives settled in the first quarter of 2017 as substantially all of our MSR derivatives were terminated in December 2016 in connection with our MSR sale agreements.

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

During the three months ended March 31, 2018, cash used in our financing activities was $215 million, which primarily related to $203 million of net payments on our secured borrowings primarily resulting from the decreased funding requirements for Mortgage loans held for sale and Servicing advances, combined with $19 million of cash used to complete the purchase of Realogy's membership interest in PHH Home Loans, that were partially offset by $7 million of proceeds from the release of a portion of our document holdback of prior MSR sales to New Residential.

During the three months ended March 31, 2017, cash used in our financing activities was $180 million which primarily related to $180 million of net payments on our secured borrowings resulting from decreased funding requirements for Mortgage loans held for sale and Servicing advances.

Debt
The following table summarizes our Debt as of March 31, 2018:

	Outstanding Balance	Collateral(1)
	(In millions)
Warehouse facilities	$23	$24
Servicing advance facility	23	69
Unsecured debt, net	118	—
Total	$164	$93

_________________

(1)	Assets held as collateral are not available to pay our general obligations.

See Note 9, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our debt covenants and other components of our debt.

Warehouse Facilities

We utilize both committed and uncommitted warehouse facilities, and we evaluate our capacity need under these facilities based on forecasted volume of mortgage loan closings and sales. During the three months ended March 31, 2018, we reduced the aggregate committed capacity of our facilities in response to our changing business environment.

Mortgage warehouse facilities consisted of the following as of March 31, 2018:

	Total Capacity	Outstanding Balance	Available Capacity(1)	Maturity Date
	(In millions)
Debt:
Committed facilities:
Barclays Bank PLC (2)	$100	$13	$85	4/30/2018
Wells Fargo Bank, N.A.	50	10	39	10/2/2018
Committed warehouse facilities	150	23	124
Uncommitted facilities:
Fannie Mae	200	—	200	n/a
Barclays Bank PLC	25	—	25	n/a
Total	$375	$23	$349

Off-Balance Sheet Gestation Facilities:
Uncommitted facilities:
JP Morgan Chase Bank, N.A. (3)	$100	$—	$100	n/a

___________________

(1)
Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements. Available capacity has been reduced by amounts that have been drawn related to discontinued operations, as detailed in Note 8, 'Discontinued Operations' in the accompanying Notes to Condensed Consolidated Financial Statements.

(2)	In April 2018, the committed capacity was reduced to $50 million at our request, and the facility was extended to October 29, 2018.

(3)	On April 24, 2018, the total capacity was reduced to $50 million at our request.

Servicing Advance Funding Arrangements

As of March 31, 2018, there are $324 million of Servicing advance receivables, net on our Condensed Consolidated Balance Sheets, including $93 million from our own funds, and the remainder funded as outlined below:

	Total Capacity	Outstanding Balance	Available Capacity(1)	Maturity Date
	(In millions)
Debt:
Servicing Advance Receivables Trust (2)	$25	$23	$2	4/16/18
Subservicing advance liabilities:
Client-funded amounts	n/a	208	n/a	n/a
Total		$231
__________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

(2)	On April 16, 2018, the final maturity date of the note purchase agreement was extended to October 15, 2018.

Unsecured Debt

Unsecured borrowing arrangements consisted of the following as of March 31, 2018:

	Outstanding Balance	Balance at Maturity	Maturity Date
	(In millions)
7.375% Term notes due in 2019	$97	$97	9/1/2019
6.375% Term notes due in 2021	21	22	8/15/2021
Total	$118	$119	0

OFF-BALANCE SHEET ARRANGEMENTS AND GUARANTEES

As of March 31, 2018, we are party to assignments with LenderLive Network, LLC ("LenderLive") and Guaranteed Rate Affinity, LLC ("GRA") related to certain facility leases that were transferred in connection with transactions associated with the PLS business and Real Estate channel exits. Under the terms of the original facility leases, we remain jointly and severally liable with LenderLive and GRA for performance under the lease agreements. For more information, refer to Note 8, 'Discontinued Operations' in the accompanying Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have not been any significant changes to the critical accounting policies and estimates described under “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2017 Form 10-K.

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

The following table summarizes the estimated change in the fair value of our Mortgage pipeline, including those MLHS balances related to discontinued operations; Mortgage servicing rights; Mortgage servicing rights secured liability and unsecured debt that are sensitive to interest rates as of March 31, 2018 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
	(In millions)
Mortgage pipeline
Mortgage loans held for sale	$1	$1	$—	$—	$(1)	$(2)
Interest rate lock commitments (1)	2	1	1	(1)	(2)	(4)
Forward delivery commitments (1)	(4)	(2)	(1)	1	3	6
Total Mortgage pipeline	(1)	—	—	—	—	—

MSRs and related secured liability
Mortgage servicing rights owned	(12)	(5)	(3)	2	5	8
Mortgage servicing rights secured asset (2)	(112)	(52)	(25)	23	43	77
MSRs secured liability (2)	112	52	25	(23)	(43)	(77)
Total MSRs and related secured liability	(12)	(5)	(3)	2	5	8

Unsecured term debt	(2)	(1)	—	—	1	2
Total, net	$(15)	$(6)	$(3)	$2	$6	$10
__________________

(1)	Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

(2)	The MSRs sold to New Residential are accounted for as a secured borrowing. Any changes in fair value are expected to fully offset between the MSRs secured asset and MSRs secured liability.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 11, 'Commitments and Contingencies' in the accompanying Notes to Condensed Consolidated Financial Statements.

Following the announcement of the proposed Merger with Ocwen on February 27, 2018, three class actions were filed against us and each member of our Board of Directors in the United States District Court for the District of New Jersey. The plaintiffs purport to sue on behalf of a class consisting of all of our common stockholders except for the defendants and their affiliates. In support of their request for injunctive and other relief, the plaintiffs allege that the defendants violated various provisions of the Securities Exchange Act of 1934, as amended, because the public disclosures the Company has made concerning the proposed Merger with Ocwen allegedly are false and misleading. Additionally, one of the plaintiffs allege that the members of the Board of Directors breached their fiduciary duties by approving the sale of the Company to Ocwen at an inadequate price after an inadequate process. See “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Proposed Merger with Ocwen Financial Corporation” in this Form 10-Q for more information regarding the Merger with Ocwen. Due to the inherent uncertainties of litigation, and because these actions are at a preliminary stage, we cannot accurately predict the ultimate outcome of these matters at this time.

Item 1A. Risk Factors

There have been no material changes or additions to the risk factors disclosed in "Part I—Item 1A. Risk Factors" in our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 5, 2017, the Company's Board of Directors provided an authorization for up to $100 million of share repurchases. There was no share repurchase activity during the quarter ended March 31, 2018, and the total authorization under the program remains at $100 million. Pursuant to the Agreement and Plan of Merger dated as of February 27, 2018 among Ocwen Financial Corporation ("Ocwen"), POMS Corp and PHH, any share repurchases require the prior consent of Ocwen.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May, 2018.

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

Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 27, 2018.

3.1	Fourth Amendment to ByLaws of PHH Corporation dated February 27, 2018.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 27, 2018.

10.1†	PHH Corporation 2018 Management Incentive Plan (Under the PHH Corporation 2014 Equity and Incentive Plan).	Incorporated by reference to Exhibit 10.11.1 to our Annual Report on Form 10-K filed on March 1, 2018.

10.2†, ‡	Form of PHH Corporation Management Incentive Plan 2018 Award Notice.	Incorporated by reference to Exhibit 10.12.3 to our Annual Report on Form 10-K filed on March 1, 2018.

10.3†	Amended and Restated Employment Agreement effective as of January 25, 2018 between PHH Corporation and Rob Crowl.	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on March 1, 2018.

10.4†	Amended and Restated Employment Agreement effective as of January 25, 2018 between PHH Corporation and Michael Bogansky.	Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on March 1, 2018.

10.5	Second Amendment to the PHH Corporation Equity Compensation Program For Non-Employee Directors (under the PHH Corporation 2014 Equity and Incentive Plan).	Filed herewith.

10.6†, ‡	Form of 2018 Cash Performance Incentive Award Pursuant to the PHH Corporation 2014 Equity And Incentive Plan.	Incorporated by reference to Exhibit 10.23.2 to our Annual Report on Form 10-K filed on March 1, 2018.

10.7†	Form of 2018 Cash Retention Award Pursuant to the PHH Corporation 2014 Equity And Incentive Plan.	Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 1, 2018.

10.8†	Separation and General Release Agreement dated January 1, 2018 by and between William Brown and PHH Corporation.	Incorporated by reference to Exhibit 10.25.3 to our Annual Report on Form 10-K filed on March 1, 2018.

10.9†	Separation and General Release Agreement dated January 1, 2018 by and between Leith Kaplan and PHH Corporation.	Incorporated by reference to Exhibit 10.25.4 to our Annual Report on Form 10-K filed on March 1, 2018.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit No.	Description	Incorporation by Reference

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
________________
†     Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.
‡ Confidential treatment has been requested for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.