Form 10-Q
period 2018-06-30
PHH CORP
filed 2018-08-03
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, 32,581,228 shares of PHH Common stock were outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$453	$509
Restricted cash	41	33
Mortgage loans held for sale	55	103
Accounts receivable, net	58	73
Servicing advances, net	302	356
Mortgage servicing rights	483	476
Property and equipment, net	18	22
Other assets	28	25
Assets related to discontinued operations (Note 8)	4	214
Total assets (1)	$1,442	$1,811

LIABILITIES
Accounts payable and accrued expenses	$67	$98
Subservicing advance liabilities	194	232
Mortgage servicing rights secured liability	437	419
Mortgage warehouse and advance facilities	59	117
Unsecured debt, net	118	118
Loan repurchase and indemnification liability	27	29
Other liabilities	42	46
Liabilities related to discontinued operations (Note 8)	9	199
Total liabilities (1)	953	1,258
Commitments and contingencies (Note 11)

EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 273,910,000 shares authorized; 32,577,256 shares issued and outstanding at June 30, 2018; 32,547,258 shares issued and outstanding at December 31, 2017	—	—
Additional paid-in capital	566	565
Retained deficit	(68)	(3)
Accumulated other comprehensive loss (2)	(9)	(9)
Total PHH Corporation stockholders’ equity	489	553
Total liabilities and equity	$1,442	$1,811

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(Unaudited)
(In millions)

(1)
The Condensed Consolidated Balance Sheets include assets and liabilities of variable interest entities which can be used only to settle the obligations and liabilities of the variable interest entities which creditors or beneficial interest holders do not have recourse to PHH Corporation and subsidiaries. Refer to Note 12, 'Variable Interest Entities' for information about PHH Home Loans, LLC, whose assets and liabilities are part of the Company's discontinued operations, and as of June 30, 2018 is no longer a variable interest entity. The following assets and liabilities relate solely to risks associated with the Company's ongoing involvement in Servicing Advance Receivables Trust:

	June 30, 2018	December 31, 2017
ASSETS
Restricted cash	$10	$10
Servicing advances, net	46	56
Total assets	$56	$66
Assets held as collateral	$56	$66

LIABILITIES
Mortgage warehouse and advance facilities	$20	$32
Total liabilities	$20	$32

(2)
Includes amounts recorded related to the Company’s defined benefit pension plan, net of income tax benefits of $6 million as of both June 30, 2018 and December 31, 2017.  During both the three and six months ended June 30, 2018 and June 30, 2017, there were no amounts reclassified out of Accumulated other comprehensive loss.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Loan servicing income, net	$40	$28	$83	$61
Gain on loans held for sale, net	5	9	10	21
Origination and other loan fees	1	—	2	1
Net interest expense	(11)	(6)	(25)	(14)
Other income	—	—	15	2
Total net revenues	35	31	85	71

EXPENSES
Salaries and related expenses	28	36	60	72
Foreclosure and repossession expenses	3	5	6	12
Professional and third-party service fees	16	22	34	53
Technology equipment and software expenses	7	7	14	14
Occupancy and other office expenses	6	6	12	11
Depreciation and amortization	2	3	5	7
Exit and disposal costs	—	4	—	13
Other operating expenses	9	23	16	41
Total expenses	71	106	147	223
Loss from continuing operations before income taxes	(36)	(75)	(62)	(152)
Income tax expense (benefit)	1	(33)	1	(57)
Loss from continuing operations, net of tax	(37)	(42)	(63)	(95)
Income (loss) from discontinued operations, net of tax	2	(8)	(2)	(26)
Net loss	(35)	(50)	(65)	(121)
Less: net loss attributable to noncontrolling interest from discontinued operations	—	(4)	—	(8)
Net loss attributable to PHH Corporation	$(35)	$(46)	$(65)	$(113)
Comprehensive loss attributable to PHH Corporation	$(35)	$(46)	$(65)	$(113)

Basic and Diluted earnings (loss) per share:
From continuing operations	$(1.11)	$(0.78)	$(1.92)	$(1.77)
From discontinued operations	0.04	(0.08)	(0.08)	(0.34)
Total attributable to PHH Corporation	$(1.07)	$(0.86)	$(2.00)	$(2.11)

Weighted-average common shares outstanding:
Basic and Diluted	32,668,668	53,342,256	32,657,107	53,511,445

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In millions, except share data)

	PHH Corporation Stockholders’ Equity
	Total Equity	Common Stock		Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Redeemable Noncontrolling Interest
		Shares	Amount
Six Months Ended June 30, 2018
Balance at December 31, 2017	$553	32,547,258	$—	$565	$(3)	$(9)	$—
Total comprehensive loss	(65)	—	—	—	(65)	—	—
Stock compensation expense	1	—	—	1	—	—	—
Stock issued under share-based payment plans	—	29,998	—	—	—	—	—
Balance at June 30, 2018	$489	32,577,256	$—	$566	$(68)	$(9)	$—

Six Months Ended June 30, 2017
Balance at December 31, 2016	$1,090	53,599,433	$1	$885	$214	$(10)	$33
Total comprehensive loss	(113)	—	—	—	(113)	—	(8)
Adjustment to redemption value of noncontrolling interest	(7)	—	—	(7)	—	—	7
Stock compensation expense	5	—	—	5	—	—	—
Reclassification of stock awards	(4)	—	—	(4)	—	—	—
Stock issued under share-based payment plans	(1)	110,550	—	(1)	—	—	—
Repurchase of Common stock	(24)	(1,760,964)	—	(24)	—	—	—
Balance at June 30, 2017	$946	51,949,019	$1	$854	$101	$(10)	$32

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(65)	$(121)
Adjustments to reconcile Net loss to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(3)	(18)
Change in fair value of mortgage servicing rights and related derivatives	(13)	58
Change in fair value of mortgage servicing rights secured liability	18	1
Origination of mortgage loans held for sale	(417)	(3,791)
Proceeds on sale of and payments from mortgage loans held for sale	646	3,977
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(13)	(121)
Depreciation and amortization	5	7
Deferred income tax benefit	—	(90)
Other adjustments and changes in other assets and liabilities, net	(50)	148
Net cash provided by operating activities	108	50

Cash flows from investing activities:
Net cash paid on derivatives related to mortgage servicing rights	—	(45)
Proceeds on sale of mortgage servicing rights	9	91
Proceeds on sale of servicing advances	—	11
Purchases of property and equipment	(2)	—
Net cash provided by investing activities	7	57

Cash flows from financing activities:
Proceeds from secured borrowings	722	4,463
Principal payments on secured borrowings	(914)	(4,533)
Proceeds from mortgage servicing rights secured liability	8	102
Repurchase of common stock	—	(24)
Cash used to acquire mandatorily redeemable noncontrolling interest	(19)	—
Other, net	—	(2)
Net cash (used in) provided by financing activities	(203)	6

Net (decrease) increase in Cash, cash equivalents and restricted cash	(88)	113
Cash, cash equivalents and restricted cash at beginning of period	583	963
Cash, cash equivalents and restricted cash at end of period	$495	$1,076
Cash, cash equivalents and restricted cash at end of period - continuing operations	$494	$1,000
Cash, cash equivalents and restricted cash at end of period - discontinued operations	$1	$76

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

The Mortgage Servicing segment has exposure to concentration risk and client retention risk with respect to its subservicing agreements. As of June 30, 2018, 62% and 12% of the subservicing portfolio (by units) related to significant client relationships with New Residential Mortgage, LLC ("New Residential") and Pingora Loan Servicing, LLC, respectively. A substantial portion of the Company's subservicing agreements allow the owners of the servicing to terminate the subservicing agreement without cause with respect to some or all of the subserviced loans and, in some cases, without payment of any termination fee.  Specifically, New Residential has the right to transfer, without cause but upon payment of the applicable deboarding fee, 25% of their subserviced units between June 2018 and June 2019 and an additional 25% of the subserviced units beginning in June 2019.

During the first half of 2018, the Company was notified by certain subservicing clients that they expect to transfer approximately 140,000 subservicing units, or 22% of our unit count at December 31, 2017, off of our platform in multiple transfers beginning in May 2018. Approximately 65,000 of these units are subject to a portfolio defense agreement and will no longer be solicitable units upon transfer to a new servicer. During the three months ended June 30, 2018, the Company completed the transfer of approximately 45,000 of these units, substantially all of which were subject to a portfolio defense agreement, and the remaining units are expected to be transferred off of our platform during the second half of 2018.

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

Proposed Merger with Ocwen Financial Corporation
On February 27, 2018, the Company entered into a definitive Agreement and Plan of Merger with Ocwen Financial Corporation (“Ocwen”), and POMS Corp (“MergerSub”) pursuant to which all of PHH’s outstanding common stock will be acquired by Ocwen in a merger of MergerSub with and into PHH with PHH surviving (the “Merger”) in an all cash transaction valued at approximately $360 million. On June 11, 2018, the Company's stockholders approved the Merger. The Merger remains subject to, in addition to various other customary closing conditions, state licensing, and other governmental and regulatory approvals and PHH maintaining cash and adjusted net worth above certain thresholds.
Basis of Consolidation
The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC (“PHH Home Loans”) and its subsidiaries are consolidated within the Condensed Consolidated Financial Statements for all periods presented. During the year ended December 31, 2017, Realogy Services Venture Partner LLC's, a subsidiary of Realogy Holdings Corp. ("Realogy"), ownership interest was presented as a noncontrolling interest. On March 19, 2018, the Company acquired Realogy’s 49.9% ownership interests, and PHH Home Loans became a wholly-owned subsidiary of PHH. As of June 30, 2018, the Company's only variable interest entity relates to the Servicing Advance Receivables Trust. Refer to Note 12, 'Variable Interest Entities' for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has evaluated the materiality of this error on its prior period financial statements from a quantitative and qualitative perspective. Management has concluded that the error was not material to any prior annual or interim period or the trend of financial results; therefore, amendments to previously filed reports are not required. The Company has corrected the error for certain prior periods presented by revising the Condensed Consolidated Financial Statements appearing herein. The impact of this revision to the Condensed Consolidated Statements of Changes in Equity was a reduction to Total equity of $32 million as of June 30, 2017, with an offsetting increase to amounts presented as a Redeemable noncontrolling interest within Mezzanine equity. The reduction to Total equity included a decrease to amounts previously reported as Additional paid-in capital of $9 million as of June 30, 2017. There was no effect to reported totals for assets, liabilities, cash flows or net loss.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a reconciliation of the Company's cash, cash equivalents, and restricted cash as presented in the Condensed Consolidated Statements of Cash Flows:

	June 30,
	2018	2017
	(In millions)
Cash and cash equivalents	$453	$940
Restricted cash (1)	41	60
Assets related to discontinued operations	1	76
Total Cash, cash equivalents and restricted cash	$495	$1,076
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

Recently Issued Accounting Pronouncements Not Yet Adopted

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and disclosures, from those included in the Company’s 2017 Form 10-K except for the following:

Leases.  In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update revises an entity’s accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the statement of financial position. Additionally, this update requires both qualitative and specific quantitative disclosures. In July 2018, the FASB subsequently amended this guidance by issuing ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11, "Leases (Topic 842): Targeted Improvements" which provides clarification and further guidance on areas identified as potential implementation issues, as well as provides an additional transition method to allow entities to initially apply the new leasing guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

These updates are effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, the Company expects to apply the new transition method provided in ASU 2018-11. While the Company is continuing to evaluate the effects that this guidance will have on its financial statements, it will result in the recognition of certain operating leases as right-of-use assets and lease liabilities in the Condensed Consolidated Balance Sheets.

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
The following table summarizes the calculations of basic and diluted earnings or loss per share attributable to PHH Corporation and anti-dilutive securities excluded from the computation of diluted shares for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except share and per share data)
Loss from continuing operations, net of tax	$(37)	$(42)	$(63)	$(95)
Income (loss) from discontinued operations attributable to PHH Corporation, net of tax	2	(4)	(2)	(18)
Net loss attributable to PHH Corporation	$(35)	$(46)	$(65)	$(113)

Weighted-average common shares outstanding—basic & diluted (1) (2)	32,668,668	53,342,256	32,657,107	53,511,445

Basic and Diluted earnings (loss) per share:
From continuing operations	$(1.11)	$(0.78)	$(1.92)	$(1.77)
From discontinued operations	0.04	(0.08)	(0.08)	(0.34)
Total attributable to PHH Corporation	$(1.07)	$(0.86)	$(2.00)	$(2.11)

Anti-dilutive securities excluded from the computation of diluted shares:
Outstanding stock-based compensation awards (3)	224,448	1,098,464	224,448	1,098,464

 ———————

(1)	For the three and six months ended June 30, 2017, includes the reduction of 1,760,964 shares repurchased pursuant to an open market repurchase program during May 2017 and June 2017.

(2)
For the three months ended June 30, 2018, the Company had a net loss from continuing operations and, as a result, there were no potentially dilutive securities included in the denominator for computing dilutive earnings per share.

(3)	For the three and six months ended June 30, 2018, excludes 62,201 shares that are contingently issuable for which the contingency has not been met.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Revenues

The following tables summarizes total net revenues disaggregated by source:

	Three Months Ended June 30, 2018
	Mortgage Servicing Segment		Mortgage Production Segment
	Subservicing	Owned Servicing	Portfolio Retention	Total Continuing Operations	Discontinued Operations
	(In millions)
Loan servicing income	$26	$18	$—	$44	$—
Changes in fair value of MSRs and secured liability	—	(4)	—	(4)	—
Origination and other loan fees	—	—	1	1	—
Gain on loans held for sale, net	—	—	5	5	1
Net interest expense	—	(11)	—	(11)	—
Other income	—	—	—	—	1
Total net revenues (1)	$26	$3	$6	$35	$2

	Six Months Ended June 30, 2018
	Mortgage Servicing Segment		Mortgage Production Segment
	Subservicing	Owned Servicing	Portfolio Retention	Total Continuing Operations	Discontinued Operations
	(In millions)
Loan servicing income	$50	$38	$—	$88	$—
Changes in fair value of MSRs and secured liability	—	(5)	—	(5)	—
Origination and other loan fees	—	—	2	2	3
Gain on loans held for sale, net	—	—	10	10	2
Net interest expense	—	(25)	—	(25)	—
Other income (2)	—	15	—	15	4
Total net revenues (1)	$50	$23	$12	$85	$9
———————

(1)
During the three and six months ended June 30, 2018 discontinued operations includes $1 million and $5 million, respectively, of revenue that was accounted for under ASC 606 as discussed below. During both the three and six months ended June 30, 2018, Subservicing includes $2 million of revenue that was accounted for under ASC 606, which primarily related to certain ancillary fees associated with subservicing contracts that are recognized over the term of the contract.

(2)
During the six months ended June 30, 2018, Other income within the Mortgage Servicing segment includes a $15 million gain related to a settlement with an insurance carrier for certain claims related to the Company's previously disclosed legal and regulatory settlements. Refer to Note 11, 'Commitments and Contingencies' for additional information.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following descriptions represent the Company's accounting policies for significant revenue streams subject to the new revenue standard, all of which relate to discontinued operations:

•
Origination and other loan fees. The Company provided origination and fulfillment services to PLS clients under Origination Assistance Agreements ("OAA") through March 31, 2018, and the origination assistance fees associated with fee-based closings under these agreements are subject to the new revenue standard. The services performed under the OAA represent a stand-ready obligation, and the Company has applied the practical expedient to recognize revenue in the amount it has the right to invoice, which occurs at the time the loan is originated and funded. The right to invoice practical expedient is consistent with the historical accounting treatment of origination assistance fees in prior periods. During the six months ended June 30, 2018, within revenues from discontinued operations, Origination and other loans fees includes $2 million of origination assistance fees that were accounted for under ASC 606.

•
Other income. In connection with the exit of the PLS business, the Company is contractually required to provide certain transition support services to its clients, which includes the return of records and loan document images. The Company is entitled to certain transition support fees associated with these services, and the fees are recognized upon the transfer of control of the records and loan document images to the customer. During the three and six months ended June 30, 2018, within revenues from discontinued operations, Other income includes $1 million and $3 million, respectively, of transition support fees that were accounted for under ASC 606.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Servicing Activities

Total Servicing Portfolio
The following table summarizes the total servicing portfolio, which consists of loans associated with capitalized MSRs owned and secured, loans held for sale, and the portfolio associated with loans subserviced for others:

	June 30, 2018		December 31, 2017
	Fair Value	UPB	Fair Value	UPB
	(In millions)
Capitalized MSRs owned	$46	$7,121	$57	$8,592
Capitalized MSRs under secured borrowing arrangements and subserviced	437	45,770	419	49,193
Total capitalized MSRs	$483	$52,891	$476	$57,785
Subserviced		75,810		89,844
Other servicing		323		526
Total		$129,024		$148,155

Loan Servicing Income, Net
The following table summarizes the components of Loan servicing income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Servicing fees from capitalized portfolio	$6	$48	$12	$102
Subservicing fees	16	10	33	21
MSR yield on secured asset (1)	13	1	27	1
Late fees and other ancillary revenue	10	6	18	15
Loss on sale of MSRs and related costs	(1)	(4)	(1)	(13)
Curtailment interest paid to investors	—	(3)	(1)	(6)
Loan servicing income	44	58	88	120
Change in fair value of MSRs, net of related derivatives (2)	(10)	(29)	13	(58)
Change in fair value of MSRs secured liability	6	(1)	(18)	(1)
Loan servicing income, net	$40	$28	$83	$61
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

(2)	There was no MSR derivative activity during the three and six months ended June 30, 2018. MSR derivative gains during the three and six months ended June 30, 2017 were not significant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Servicing Rights
The activity in the total loan servicing portfolio unpaid principal balance associated with capitalized mortgage servicing rights consisted of:

	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	MSRs Owned		MSRs Secured Asset
	(In millions)
Balance, beginning of period	$8,592	$84,657	$49,193	$—
Additions from loans sold with servicing retained	871	1,605	—	—
Payoffs and curtailments	(744)	(6,649)	(4,027)	(80)
Sales that have been derecognized	(994)	(12,516)	—	—
Sales accounted for as secured borrowing	(604)	(13,164)	604	13,164
Balance, end of period	$7,121	$53,933	$45,770	$13,084

The activity in total capitalized MSRs consisted of:

	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	MSRs Owned		MSRs Secured Asset
	(In millions)
Balance, beginning of period	$57	$690	$419	$—
Additions from loans sold with servicing retained	3	18	—	—
Sales that have been derecognized	(9)	(95)	—	—
Sales accounted for as secured borrowing	—	(113)	—	113
Changes in fair value due to:
Realization of expected cash flows	(4)	(53)	(37)	—
Changes in market inputs or assumptions used in the valuation model	(1)	(6)	55	1
Balance, end of period	$46	$441	$437	$114
MSR Sales. During the three and six months ended June 30, 2018, the Company received $3 million and $9 million, respectively, and, during the three and six months ended June 30, 2017, the Company received $20 million and $91 million, respectively, in cash from sales of MSRs that have been derecognized and removed from the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2018, the Company received an additional $1 million and $8 million, respectively, in cash related to document holdback from sales of MSRs that have been accounted for as a secured borrowing arrangement. As of June 30, 2018, the Company has a $34 million gross accounts receivable related to holdback from executed MSR sales and transfers to address indemnification claims and mortgage loan document deficiencies, which is included in Accounts receivable, net in the Condensed Consolidated Balance Sheets.
MSR Sale Commitments. The following table summarizes the Company's MSRs and its commitments under sale agreements, based on the portfolio as of June 30, 2018:

	June 30, 2018
	UPB	Fair Value
	(In millions)
MSR commitments:
New Residential	$5,257	$30
Other counterparties	14	—
MSRs capitalized under secured borrowing arrangements and subserviced	45,770	437
Non-committed	1,850	16
Total MSRs	$52,891	$483

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commitments to sell MSRs include: (i) private investor MSRs that are committed under a sale agreement with New Residential dated December 28, 2016; (ii) agreements to sell a portion of the Company's newly-created MSRs to third parties through flow-sale agreements, where the Company will have continuing involvement as a subservicer; or (iii) agreements for small portfolio sales of existing MSRs, consistent with its intention to not retain a significant amount of MSRs in the future.

If the remaining sales of private investor MSRs to New Residential are completed, the Company does not anticipate retaining a significant amount of capitalized MSRs in the future. The final proceeds the Company may receive from New Residential is dependent on the portfolio composition at each transfer date and are subject to the approvals of multiple counterparties, including origination sources, investors and trustees, as well as other customary closing requirements. In addition, the Company has commitments to transfer approximately $94 million of Servicing advances to New Residential (based on the June 30, 2018 portfolio).

In addition to the commitments presented on the preceding table, as of June 30, 2018, the Company had commitments to sell MSRs through third-party flow sales related to $9 million of the unpaid principal balance of Mortgage loans held for sale and Interest rate lock commitments that are expected to result in closed loans.

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

The following table sets forth information regarding cash flows relating to loan sales in which the Company has continuing involvement:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Proceeds from new loan sales or securitizations	$584	$1,651
Servicing fees from capitalized portfolio (1)	29	104
Purchases of previously sold loans (2)	(2)	(15)
Servicing advances (3)	(244)	(627)
Repayment of servicing advances (3)	301	782
____________________

(1)	Includes servicing fees, late fees and other ancillary servicing revenue in which the Company has continuing involvement.

(2)	Includes purchases of repurchase eligible loans and excludes indemnification payments to investors and insurers of the related mortgage loans.

(3)
Outstanding servicing advance receivables are presented in Servicing advances, net in the Condensed Consolidated Balance Sheets, except for advances related to loans in foreclosure or real estate owned, which are included in Other assets. During the six months ended June 30, 2018, repayment of servicing advances for advances associated with sales of MSRs were not significant. During the six months ended June 30, 2017, repayment of servicing advances included $21 million received for advances associated with sales of MSRs.

During the three and six months ended months ended June 30, 2018, pre-tax gains of $5 million and $18 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

During the three and six months ended months ended June 30, 2017, pre-tax gains of $46 million and $95 million, respectively, related to the sale or securitization of residential mortgage loans were recognized in Gain on loans held for sale, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The following table summarizes the gross notional amount of derivatives:

	June 30, 2018	December 31, 2017
	(In millions)
Interest rate lock commitments	$51	$139
Forward delivery commitments	126	614

As of June 30, 2018 and December 31, 2017, the value of forward delivery commitments subject to master netting arrangements were not significant. As of June 30, 2018 and December 31, 2017, there were $2 million and $4 million of interest rate lock commitment assets not subject to master netting arrangements.

The following table summarizes the gains (losses) recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Gain on loans held for sale, net:
Interest rate lock commitments	$4	$7	$7	$19
Forward delivery commitments	—	(1)	5	(2)

6. Fair Value Measurements

The Company updates the valuation of each instrument recorded at fair value on a quarterly basis, evaluating all available observable information, which may include current market prices or bids, recent trade activity, changes in the levels of market activity and benchmarking of industry data.  The assessment also includes consideration of identifying the valuation approach that would be used currently by market participants.  If it is determined that a change in valuation technique or its application is appropriate, or if there are other changes in availability of observable data or market activity, the current methodology will be analyzed to determine if a transfer between levels of the valuation hierarchy is appropriate.  Such reclassifications are reported as transfers into or out of a level as of the beginning of the quarter that the change occurs. During the six months ended June 30, 2018, there have been no changes in the valuation methodologies and classification pursuant to the valuation hierarchy.

The incorporation of counterparty credit risk did not have a significant impact on the valuation of assets and liabilities recorded at fair value as of June 30, 2018 or December 31, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

The following summarizes the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2018
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$50	$5	$—	$55
Mortgage servicing rights	—	—	483	—	483
Other assets—Derivative assets:
Interest rate lock commitments	—	—	2	—	2
Assets related to discontinued operations	—	3	—	—	3
LIABILITIES
Mortgage servicing rights secured liability	$—	$—	$437	$—	$437
Other liabilities:
Liability to deliver MSRs	—	—	1	—	1

	December 31, 2017
	Level One	Level Two	Level Three	Cash Collateral and Netting	Total
	(In millions)
ASSETS
Mortgage loans held for sale	$—	$94	$9	$—	$103
Mortgage servicing rights	—	—	476	—	476
Other assets—Derivative assets:
Interest rate lock commitments	—	—	4	—	4
Assets related to discontinued operations	—	167	1	—	168
LIABILITIES
Mortgage servicing rights secured liability	$—	$—	$419	$—	$419
Other liabilities:
Liability to deliver MSRs	—	—	2	—	2

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

	June 30, 2018		December 31, 2017
	Total	Loans 90 days or more past due and on non-accrual status	Total	Loans 90 days or more past due and on non-accrual status
	(In millions)
Carrying amount	$55	$1	$103	$1
Aggregate unpaid principal balance	55	1	103	2
Difference	$—	$—	$—	$(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Servicing Rights.  MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the inactive market for such assets. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates, the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. On a quarterly basis, assumptions used in estimating fair value are validated against a number of third-party sources, which may include peer surveys, MSR broker surveys, third-party valuations and other market-based sources. During the three months ended June 30, 2018, the Company updated its fair value assessment of MSRs committed under the sale agreement with New Residential. As of June 30, 2018, the fair value of these committed MSRs to New Residential no longer includes calibration of the valuation model to the pricing associated with the sale agreement based upon the timing of the original agreement and the complexities of completing the sale. See Note 4, 'Servicing Activities' for further discussion of the MSR sale commitments.

The following tables summarize certain information regarding the initial and ending capitalization rate of MSRs:

	Six Months Ended June 30,
	2018	2017
Initial capitalization rate of additions to MSRs owned	1.12%	1.14%

	June 30, 2018	December 31, 2017
MSRs Owned
Capitalization servicing rate	0.65%	0.67%
Capitalization servicing multiple	2.2	2.3
Weighted-average servicing fee (in basis points)	29	29
Weighted-average life (years)	4.7	5.7

	June 30, 2018	December 31, 2017
MSRs Under Secured Borrowing Arrangement
Capitalization servicing rate	0.95%	0.85%
Capitalization servicing multiple	3.6	3.2
Weighted-average servicing fee (in basis points)	27	27
Weighted-average life (years)	5.9	5.6

The significant assumptions used in estimating the fair value of MSRs were as follows (in annual rates):

	June 30, 2018	December 31, 2017
MSRs Owned
Weighted-average prepayment speed (CPR)	13.2%	9.2%
Option adjusted spread, in basis points (OAS)	736	393
Weighted-average delinquency rate	11.8%	12.4%

	June 30, 2018	December 31, 2017
MSRs Under Secured Borrowing Arrangement
Weighted-average prepayment speed (CPR)	9.9%	11.2%
Option adjusted spread, in basis points (OAS)	861	928
Weighted-average delinquency rate	4.0%	4.0%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated change in the fair value of MSRs from adverse changes in the significant assumptions:

	June 30, 2018
	Weighted- Average Prepayment Speed	Option Adjusted Spread	Weighted- Average Delinquency Rate
	(In millions)
MSRs Owned
Impact on fair value of 10% adverse change	$(3)	$(1)	$(2)
Impact on fair value of 20% adverse change	(5)	(2)	(5)

MSRs Under Secured Borrowing Arrangement
Impact on fair value of 10% adverse change	$(15)	$(18)	$(5)
Impact on fair value of 20% adverse change	(29)	(35)	(9)

The Company's exposure to the change in fair value of MSRs from adverse changes in the significant assumptions is generally limited to those associated with the MSRs owned in the preceding table. Any changes in fair value associated with the MSRs under secured borrowing arrangements fully offset between the MSRs secured asset and the MSRs secured liability, and have no impact to the Company.

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

The significant assumptions used in estimating the fair value of MSRs secured liability were as follows (in annual rates):

	June 30, 2018	December 31, 2017
Weighted-average prepayment speed (CPR)	9.9%	11.2%
Option adjusted spread, in basis points (OAS)	861	928
Weighted-average delinquency rate	4.0%	4.0%

Derivative Instruments. Derivative instruments are classified within Level Two and Level Three of the valuation hierarchy.  The average pull through percentage used in measuring the fair value of interest rate lock commitments ("IRLCs") as of June 30, 2018 and December 31, 2017 was 48% and 66%, respectively. The pull through percentage is considered a significant unobservable input and is estimated based on changes in pricing and actual borrower behavior using a historical analysis of loan closing and fallout data.  During the six months ended June 30, 2018, the Company lowered its pull through percentage based upon this historical analysis. In addition, actual loan pull through is compared to the modeled estimates in order to evaluate this assumption each period based on current trends.  Generally, a change in interest rates is accompanied by a directionally opposite change in the assumption used for the pull through percentage, and the impact to fair value of a change in pull through would be partially offset by the related change in price.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level Three Measurements
Activity of assets and liabilities classified within Level Three of the valuation hierarchy consisted of:

	Three Months Ended June 30, 2018					Three Months Ended June 30, 2017
	MLHS	MSRs	IRLCs, net	MSRs Secured Liability	Liability to Deliver MSRs	MLHS	MSRs	IRLCs, net	MSRs Secured Liability
	(In millions)
Balance, beginning of period	$8	$496	$3	$(443)	$(1)	$32	$596	$4	$—
Purchases, Issuances, Sales and Settlements:
Purchases	1	—	—	—	—	3	—	—	—
Issuances	—	—	—	—	—	2	7	—	(113)
Sales	(4)	(3)	—	—	—	(1)	(19)	—	—
Settlements	—	—	(5)	13	1	(6)	—	(7)	1
	(3)	(3)	(5)	13	1	(2)	(12)	(7)	(112)
Realized and unrealized gains (losses) included in:
Gain on loans held for sale, net	—	—	4	—	(1)	—	—	7	—
Change in fair value of MSRs	—	(10)	—	6	—	—	(29)	—	(1)
Net interest expense	—	—	—	(13)	—	—	—	—	(1)
	—	(10)	4	(7)	(1)	—	(29)	7	(2)
Transfers into Level Three	1	—	—	—	—	6	—	—	—
Transfers out of Level Three	(1)	—	—	—	—	(4)	—	—	—
Balance, end of period	$5	$483	$2	$(437)	$(1)	$32	$555	$4	$(114)

	Six Months Ended June 30, 2018					Six Months Ended June 30, 2017
	MLHS	MSRs	IRLCs, net	MSRs Secured Liability	Liability to Deliver MSRs	MLHS	MSRs	IRLCs, net	MSRs Secured Liability
	(In millions)
Balance, beginning of period	$9	$476	$4	$(419)	$(2)	$47	$690	$9	$—
Purchases, Issuances, Sales and Settlements:
Purchases	4	—	—	—	—	5	—	—	—
Issuances	—	3	—	—	—	3	18	—	(113)
Sales	(9)	(9)	—	—	—	(17)	(95)	—	—
Settlements	—	—	(9)	27	3	(9)	—	(24)	1
	(5)	(6)	(9)	27	3	(18)	(77)	(24)	(112)
Realized and unrealized gains (losses) included in:
Gain on loans held for sale, net	—	—	7	—	(2)	—	—	19	—
Change in fair value of MSRs	—	13	—	(18)	—	—	(58)	—	(1)
Net interest expense	—	—	—	(27)	—	1	—	—	(1)
	—	13	7	(45)	(2)	1	(58)	19	(2)
Transfers into Level Three	3	—	—	—	—	11	—	—	—
Transfers out of Level Three	(2)	—	—	—	—	(9)	—	—	—
Balance, end of period	$5	$483	$2	$(437)	$(1)	$32	$555	$4	$(114)

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

Unrealized gains (losses) included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Gain on loans held for sale, net	$2	$4	$4	$7
Loan servicing income, net	(2)	(4)	(1)	(6)

Fair Value of Other Financial Instruments

As of June 30, 2018 and December 31, 2017, all financial instruments were either recorded at fair value or the carrying value approximated fair value, with the exception of Debt. For financial instruments that were not recorded at fair value, such as Cash and cash equivalents, Restricted cash, Accounts receivable and Servicing advance receivables, the carrying value approximates fair value due to the short-term nature of such instruments.

Debt.  The total fair value of Debt as of June 30, 2018 and December 31, 2017 was $180 million and $244 million, respectively, and is measured using Level Two and Level Three inputs. As of June 30, 2018, the fair value was estimated using the following valuation techniques: (i) Level Two, $59 million was measured using observable spreads and terms for recent pricing of similar instruments; and (ii) Level Three, $121 million was measured considering contractual pricing and historical broker price quotes, which are intended to reflect fair value, due to the limited trading on the Company's unsecured term notes.

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
All of the exit costs related to the PLS exit program relate to discontinued operations and have been presented within Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The following is a summary of expenses incurred to-date, including an estimate of remaining and total program costs:

	Six Months Ended June 30, 2018
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Non-Cash Charges & Impairments	Total
	(In millions)
Costs incurred in current year:
First quarter	$—	$—	$2	$—	$2
Second quarter	—	—	—	—	—
	—	—	2	—	2
Cumulative costs recognized in prior years	34	6	17	11	68
Estimate of remaining costs (1)	—	16	2	—	18
Total	$34	$22	$21	$11	$88
———————

(1)
The Company expects to incur substantially all of the remaining exit costs during the remainder of 2018, a significant portion of which relate to facility costs that are dependent upon the timing of when we vacate certain facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of expenses incurred to-date, including an estimate of remaining and total program costs:

	Six Months Ended June 30, 2018
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Non-Cash Charges & Impairments	Total
	(In millions)
Costs incurred in current year:
First quarter	$1	$—	$—	$1	$2
Second quarter	—	—	—	—	—
	1	—	—	1	2
Cumulative costs recognized in prior years	30	2	1	2	35
Estimate of remaining costs	1	—	—	—	1
Total Exit and disposal costs	32	2	1	3	38
Less: Exit and disposal costs related to discontinued operations (1)	19	2	1	3	25
Total Exit and disposal costs related to continuing operations	$13	$—	$—	$—	$13
———————

(1)	Amounts include the estimate of remaining program costs.

The following is a summary of the Reorganization program costs by segment as of June 30, 2018:

	Continuing Operations
	Mortgage Servicing Segment	Other	Discontinued Operations	Total
	(In millions)
Costs incurred in current year:
First quarter	$—	$—	$2	$2
Second quarter	—	—	—	—
	—	—	2	2
Cumulative costs recognized in prior years	2	11	22	35
Estimate of remaining costs	—	—	1	1
Total	$2	$11	$25	$38

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Exit Cost Liability
The following tables provide a summary of the aggregate activity of the exit cost liability for both the PLS exit program and the Reorganization exit program, including those balances related to discontinued operations:

	Six Months Ended June 30, 2018
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Total
	(In millions)
Balance, beginning of period	$43	$2	$8	$53
Charges	1	—	3	4
Paid	(30)	(1)	(10)	(41)
Balance, end of period	$14	$1	$1	$16

	Six Months Ended June 30, 2017
	Severance and Termination Benefits	Facility Exit Costs	Contract Termination & Other Costs	Total
	(In millions)
Balance, beginning of period	$22	$—	$3	$25
Charges	29	6	8	43
Paid	(1)	(6)	—	(7)
Adjustments (1)	4	—	—	4
Balance, end of period	$54	$—	$11	$65
———————

(1)	This adjustment represents previously accrued amounts of existing retention and incentive awards for exiting employees that will be paid out upon termination.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Results of Operations
The results of discontinued operations are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net revenues	$2	$81	$9	$155
Total expenses	—	90	11	192
Loss before income taxes	2	(9)	(2)	(37)
Income tax benefit	—	(1)	—	(11)
Net loss	2	(8)	(2)	(26)
Less: net loss attributable to noncontrolling interest	—	(4)	—	(8)
Income (loss) from discontinued operations attributable to PHH Corporation, net of tax	$2	$(4)	$(2)	$(18)

Assets and Liabilities
The carrying amounts of major classes of assets and liabilities related to discontinued operations consisted of the following:

	June 30, 2018	December 31, 2017
	(In millions)
ASSETS
Cash and cash equivalents	$—	$33
Restricted cash	1	8
Mortgage loans held for sale	3	167
Accounts receivable, net	—	5
Other assets	—	1
Total assets related to discontinued operations	$4	$214

LIABILITIES
Accounts payable and accrued expenses	$8	$43
Mortgage warehouse and advance facilities	1	135
Mandatorily redeemable noncontrolling interest	—	20
Other liabilities	—	1
Total liabilities related to discontinued operations	$9	$199

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

	Six Months Ended June 30,
	2018	2017
	(In millions)
Capitalization of originated mortgage servicing rights	$(2)	$(10)
Origination of mortgage loans held for sale	(52)	(3,185)
Proceeds on sale of and payments from mortgage loans held for sale	208	3,226
Net gain on interest rate lock commitments, mortgage loans held for sale and related derivatives	(1)	(100)
Deferred income tax benefit	—	(11)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Continuing Involvement
The Company's continuing involvement with these businesses is generally limited to certain indemnification and guarantee obligations, including those associated with lease arrangements and loan repurchases and indemnifications as described below.

Lease Arrangements. During 2017, the Company entered into assignments with LenderLive Network, LLC ("LenderLive") and Guaranteed Rate Affinity, LLC ("GRA") related to certain facility leases that were transferred in connection with transactions associated with the PLS business and Real Estate channel exits. Under the terms of the original facility leases, the Company remains jointly and severally obligated with LenderLive and GRA for performance under the lease agreements. As of June 30, 2018, the total amount of potential future lease payments under this guarantee with LenderLive was $12 million and extend into 2023. The total amount of potential future lease payments under this guarantee with GRA was $1 million and extend into 2021. However, the Company does not believe any amount of loss under these guarantees is probable.

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

9. Debt and Borrowing Arrangements

The following table summarizes the components of Debt:

	June 30, 2018			December 31, 2017
	Balance	Interest Rate(1)	Available Capacity(2)	Balance
	(In millions)
Committed warehouse facilities	$36	4.3%	$63	$67
Uncommitted warehouse facilities	3	—	222	18
Servicing advance facility	20	3.8%	5	32
Mortgage warehouse and advance facilities	59			117

Term notes due in 2019	97	7.375%	n/a	97
Term notes due in 2021	22	6.375%	n/a	22
Unsecured credit facilities	—	—	3	—
Unsecured debt, face value	119			119
Debt issuance costs	(1)			(1)
Unsecured debt, net	118			118
Total	$177			$235
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets held as collateral that are not available to pay the Company’s general obligations as of June 30, 2018 consisted of:

	Warehouse Facilities	Servicing Advance Facility	Subservicing Advance Liabilities (1)	MSRs Secured Liability (2)
	(In millions)
Restricted cash	$—	$10	$—	$—
Servicing advances	—	46	194	—
Mortgage loans held for sale (unpaid principal balance)	40	—	—	—
Mortgage servicing rights	—	—	—	437
Total	$40	$56	$194	$437
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

(2)	Represents MSRs that are accounted for as a secured borrowing arrangement.

The following table provides the contractual debt maturities as of June 30, 2018:

	Warehouse Facilities	Servicing Advance Facility	Unsecured Debt	Total
	(In millions)
Within one year	$39	$20	$—	$59
Between one and two years	—	—	97	97
Between two and three years	—	—	—	—
Between three and four years	—	—	22	22
Between four and five years	—	—	—	—
Thereafter	—	—	—	—
	$39	$20	$119	$178

See Note 6, 'Fair Value Measurements' for the measurement of the fair value of Debt.

Net Interest Expense
The following table summarizes the components of Net interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Interest income	$4	$7	$7	$13
Secured interest expense	(2)	(3)	(4)	(7)
MSRs secured interest expense (1)	(13)	(1)	(27)	(1)
Unsecured interest expense	—	(9)	(1)	(19)
Net interest expense	$(11)	$(6)	$(25)	$(14)
_____________

(1)
MSRs secured interest expense is the implied interest cost on the MSRs secured liability. MSRs secured interest expense fully offsets the estimated yield on capitalized MSRs treated as a secured borrowing arrangement, which is included within Loan servicing income, net.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Warehouse Facilities

Mortgage warehouse facilities primarily represents variable-rate asset-backed facilities to support the origination of mortgage loans, which provide creditors a collateralized interest in specific mortgage loans that meet the eligibility requirements under the terms of the facility.  The source of repayment of the facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. The Company evaluates its capacity needs for warehouse facilities, and adjusts the amount of available capacity under these facilities in response to the current mortgage environment and origination needs. During the three months ended June 30, 2018, the Company further reduced its total capacity in response to lower forecasted capacity needs.

On March 29, 2018, the Company extended the committed mortgage repurchase facility with Wells Fargo through October 2, 2018 and the capacity was reduced to $50 million at the Company's request.

On April 3, 2018, the committed repurchase facility with Bank of America expired and was not renewed at the Company's request.

On April 25, 2018, the Company extended the mortgage repurchase facility with Barclays Bank PLC through October 29, 2018 and the committed capacity was reduced to $50 million at the Company's request, and the uncommitted capacity remained at $25 million.

Servicing Advance Facility

On April 16, 2018, PHH Servicer Advance Receivables Trust 2013-1 (“PSART”), an indirect, wholly-owned subsidiary of the Company extended the revolving period and extended the final maturity date of the note purchase agreement with Wells Fargo Bank for the Series 2015-1 variable funding notes to October 15, 2018. On March 15, 2018, the aggregate maximum principal amount was reduced to $25 million.

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

The Company was in compliance with all financial covenants related to its debt arrangements for the six months ended June 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

For the three and six months ended June 30, 2018 and 2017, interim income tax benefits were recorded by applying a projected full-year effective income tax rate to the quarterly Loss before income taxes for results that are deemed to be reliably estimable. For 2017, certain items are considered not to be reliably estimable, and therefore, discrete year-to-date income tax provisions are recorded on those items.

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

For the three-year periods ended December 31, 2017, the Company is in a material cumulative pre-tax loss position. The Company expects to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all, or some portion of, those allowances. As a result of these evaluations, the effective tax rate was not significant for the three and six months ended June 30, 2018 and the Company has recognized a full valuation allowance of $87 million for the deferred tax assets at June 30, 2018.

The effective tax rates for the three and six months ended June 30, 2017 were (44.3)% and (37.5)% on pre-tax losses from continuing operations of $75 million and $152 million, respectively.

11. Commitments and Contingencies

Legal Contingencies

The Company and its subsidiaries are routinely, and currently, defendants in various legal proceedings that arise in the ordinary course of PHH's business, including class actions and other private and civil litigation. These proceedings are generally based on alleged violations of consumer protection laws (including the Real Estate Settlement Procedures Act ("RESPA")), the Telephone Consumer Protection Act of 1991 and the Servicemember's Civil Relief Act of 2003, employment laws, laws governing our mortgage servicing and lending activities and contractual obligations. Similar to other mortgage loan originators and servicers, the Company and its subsidiaries are also routinely, and currently, subject to government and regulatory examinations, investigations and inquiries or other requests for information.  The resolution of these various legal and regulatory matters may result in adverse judgments, fines, penalties, injunctions and other relief against the Company as well as monetary payments or other agreements and obligations. In particular, legal proceedings brought under RESPA and other federal or state consumer protection laws that are ongoing, or may arise from time to time, may include the award of treble and other damages substantially in excess of actual losses, attorneys' fees, costs and disbursements, and other consumer and injunctive relief. These proceedings and matters are at varying procedural stages and the Company may engage in settlement discussions on certain matters in order to avoid the additional costs of engaging in litigation.

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

As of June 30, 2018, the Company’s recorded liability associated with legal and regulatory contingencies was $16 million and is presented in Other liabilities in the Condensed Consolidated Balance Sheets.  Given the inherent uncertainties and status of the Company’s outstanding legal proceedings, the range of reasonably possible losses cannot be estimated for all matters.  For matters

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

where the Company can estimate the range, the Company believes reasonably possible losses in excess of the recorded liability are not significant as of June 30, 2018.

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

In March 2018, the Company entered into a Release and Settlement Agreement with an insurance carrier to settle certain claims and other matters associated with the Company's previously disclosed legal and regulatory settlements. The Company received a settlement payment of $15 million during the three months ended March 31, 2018 which was accounted for as a gain when the payment was received, and recorded within Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, the Company is currently in discussions with its insurance carriers about additional insurance claims for other regulatory matters and any insurance proceeds from these claims would represent a gain contingency which will be recognized if, and when, realized or realizable and earned.

The following are descriptions of the Company’s significant legal and regulatory matters:

BCFP Enforcement Action.  In January 2014, the Bureau of Consumer Financial Protection (the “BCFP”) initiated an administrative proceeding alleging that the Company’s reinsurance activities, including its mortgage insurance premium ceding practices, have violated certain provisions of RESPA and other laws enforced by the BCFP.  Through its reinsurance subsidiaries, the Company assumed risk in exchange for premiums ceded from primary mortgage insurance companies.

In June 2015, the Director of the BCFP issued a final order requiring the Company to pay $109 million, based upon the gross reinsurance premiums the Company received on or after July 21, 2008. Subsequently, the Company filed an appeal to the United States Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”).

In October 2016, the Court of Appeals issued its decision, vacating the decision of the Director of the BCFP, and finding in favor of the Company’s arguments, among others, around the correct interpretations of Section 8 of RESPA, the applicability of prior HUD interpretations around captive re-insurance and the applicability of statute of limitations to administrative enforcement proceedings at the BCFP. In February 2017, the Court of Appeals granted the BCFP's request to rehear the case en banc and oral arguments took place in May 2017.

In January 2018, the en banc Court of Appeals reinstated the October 2016 panel decision as it related to the RESPA issues, which included vacating the BCFP’s order imposing $109 million in disgorgement penalties. In February 2018, the en banc court remanded the matter back to the BCFP for further proceedings in compliance with the reinstated panel opinion. In June 2018, the Acting Director of the BCFP filed an Order to dismiss the administrative proceeding against the Company which closed out the matter without penalty. There was no impact to the Company’s financial statements during the six months ended June 30, 2018 from this matter.

Other Subpoenas and Investigations.  The Company previously disclosed that it had received a document subpoena from the U.S. Attorney’s Office for the Southern District of New York which requested production of certain documents related to, among other things, foreclosure expenses that the Company incurred in connection with the foreclosure of loans insured or guaranteed by FHA, Fannie Mae or Freddie Mac.   In March 2018, the United States District Court for the Southern District of New York entered an order unsealing a qui tam lawsuit that originally had been filed in that District in 2012, and which had been the basis for the government’s investigation.  At that time, the Court also disclosed that the U.S. Attorney’s Office for the Southern District of New York has declined to intervene against all servicer defendants named in the qui tam complaint, including the Company.  Notwithstanding the decision of the U.S. Attorney's Office, in April 2018 the private plaintiff that had initiated the qui tam suit filed a Third Amended Complaint in that action naming a number of servicer defendants and other defendants, including the Company.  The Company subsequently filed a motion to dismiss, and in June 2018 the United States District Court for the Southern District of New York issued an order granting the Company’s motion and dismissed the claims against the Company with prejudice.  The action remains pending with respect to certain other servicer defendants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repurchase and Foreclosure-Related Reserves

Repurchase and foreclosure-related reserves are maintained for probable losses related to repurchase and indemnification obligations and for on-balance sheet loans in foreclosure and real estate owned. A summary of the activity in repurchase and foreclosure-related reserves is as follows:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Balance, beginning of period	$40	$73
Realized losses	(4)	(13)
Increase (decrease) in reserves due to:
Changes in assumptions	(1)	2
New loan sales	—	1
Balance, end of period	$35	$63

Repurchase and foreclosure-related reserves consist of the following:

	June 30, 2018	December 31, 2017
	(In millions)
Loan repurchase and indemnification liability	$27	$29
Adjustment to value for real estate owned	6	9
Allowance for probable foreclosure losses	2	2
Total	$35	$40

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

The Company's exposure to repurchase and indemnification claims consists primarily of estimates for claims from private investors, losses for specific non-performing loans where the Company believes it will be required to indemnify the investor and losses from government mortgage insurance programs. As of June 30, 2018, the estimated amount of reasonably possible losses in excess of the recorded liability was not significant.

The maximum amount of losses cannot be estimated because the Company does not service all of the loans for which it has provided representations or warranties. As of June 30, 2018, $39 million of loans have been identified in which the Company has full risk of loss or has identified a breach of representation and warranty provisions; 20% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Variable Interest Entities

Servicing Advance Receivables Trust

As of June 30, 2018, the Company's only variable interest entity relates to the PHH Servicer Advance Receivables Trust (“PSART”) and the PHH Servicer Advance Funding Depositor, LLC (the “Depositor”) (collectively, the “Servicing Advance Receivables Trust”).  PSART is a special purpose bankruptcy remote trust and was formed for the purpose of issuing asset-backed notes secured by servicing advance receivables.  The Company has been the primary beneficiary of PSART and the Depositor since its inception, based on their nature and purpose, and there have been no current period events that would change that conclusion, or impact their status as a variable interest entity. Refer to the Condensed Consolidated Balance Sheets for the assets and liabilities of PSART.

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

On March 19, 2018, the Company completed the JV Interests Purchase for a total of $19 million in cash, and PHH Home Loans became a wholly-owned subsidiary of PHH. Since the settlement of the JV Interests Purchase agreement was not fixed and PHH Home Loans generated a net loss during the three months ended March 31, 2018, the Company did not adjust the carrying amount of the liability below the initially recorded amount as of December 31, 2017. As a result, during the six months ended June 30, 2018, the Company recognized a $1 million extinguishment gain upon purchase which represented the difference between the redemption amount and the carrying amount of Realogy's interests, and was recorded in Income (loss) from discontinued operations, net of tax within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

During 2018, the Company reconsidered PHH Home Loans entity's status as a variable interest entity due to the changes in PHH Home Loans governing documents upon settlement of the JV Interests Purchase and the completion of substantially all of the wind-down activities of the Real Estate channel. Upon the completion of the JV Interests Purchase, the Company determined that PHH Home Loans was no longer a variable interest entity. In addition, the results of PHH Home Loans are now presented as discontinued operations as part of the Real Estate channel, as further discussed in Note 8, 'Discontinued Operations'. As of December 31, 2017, the total assets and liabilities of PHH Home Loans were $98 million and $51 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment results were as follows:

	Total Assets
	June 30, 2018	December 31, 2017
	(In millions)
Mortgage Servicing segment	$861	$919
Mortgage Production segment	103	191
Other	474	487
Assets related to discontinued operations	4	214
Total	$1,442	$1,811

	Net Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Mortgage Servicing segment	$29	$21	$73	$48
Mortgage Production segment	6	10	12	23
Total	$35	$31	$85	$71

	Segment Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Mortgage Servicing segment	$(21)	$(43)	$(27)	$(77)
Mortgage Production segment	(14)	(7)	(30)	(15)
Other	(1)	(25)	(5)	(60)
Total	$(36)	$(75)	$(62)	$(152)

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

EXECUTIVE SUMMARY

Proposed Merger with Ocwen Financial Corporation

On February 27, 2018, we entered into a definitive Agreement and Plan of Merger with Ocwen Financial Corporation (“Ocwen”), and POMS Corp (“MergerSub”) pursuant to which all of PHH’s outstanding common stock will be acquired by Ocwen in a merger of MergerSub with and into PHH with PHH surviving (the “Merger”) in an all cash transaction valued at approximately $360 million, or $11.00 per share on a fully-diluted basis. On June 11, 2018, our stockholders approved the Merger. The Merger remains subject to, in addition to various other customary closing conditions, state licensing, and other governmental and regulatory approvals and PHH maintaining cash and adjusted net worth above certain thresholds.

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
Business Update
During the second quarter of 2018, we continued to operate under our new business model and we remain on track to achieve our remaining overhead cost reductions, including the changes to our facilities and information technology infrastructures, by the end of 2018. In addition, in June 2018, the Acting Director of the Bureau of Consumer Financial Protection filed an Order to dismiss the administrative proceeding against us which closed out the matter without penalty.

Our plans to achieve the desired scale and a profitable business model remain dependent on growth and adding new subservicing units. We have faced headwinds to achieving scale from certain client driven actions, and from the interest rate environment driving a shift to a purchase-driven origination market. Specifically, during the first half of 2018, we were notified by certain subservicing clients that they expect to transfer approximately 140,000 subservicing units, or 22% of our unit count at December 31, 2017, off of our platform in multiple transfers beginning in May 2018. Approximately 65,000 of these units are subject to a portfolio defense agreement and will no longer be solicitable units upon transfer to a new servicer. During the three months ended June 30, 2018, we completed the transfer of approximately 45,000 of these units, substantially all of which were subject to a portfolio defense agreement, and the remaining units are expected to be transferred off of our platform during the second half of 2018.There can be no assurances that our subservicing agreements or relationships will not be subject to further change.

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

RESULTS OF OPERATIONS

Continuing Operations
The following table presents our consolidated results of operations from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share data)
Net revenues	$35	$31	$85	$71
Total expenses	71	106	147	223
Loss from continuing operations before income taxes	(36)	(75)	(62)	(152)
Income tax expense (benefit)	1	(33)	1	(57)
Loss from continuing operations, net of tax	$(37)	$(42)	$(63)	$(95)

Basic & Diluted loss per share from continuing operations	$(1.11)	$(0.78)	$(1.92)	$(1.77)

Our financial results from continuing operations for the three months ended June 30, 2018 as compared to the same period in 2017 reflect our continuing business of subservicing and portfolio retention services, and certain remaining revenues and expenses associated with our capitalized MSRs that are pending sale. Our results before income taxes for the three months ended June 30, 2018 include:

•	Lower mortgage production revenue due to higher relative interest rates, which drove lower demand for refinance loans;

•	Lower unsecured debt interest expense related to the capital actions taken in 2017 to reduce our unsecured debt levels; and

•	Lower shared-service infrastructure costs associated with our headcount reductions and operational efficiencies.

Income Taxes
We recorded our interim tax benefit from continuing operations for the three months ended June 30, 2018 and 2017 by applying a projected full-year effective income tax rate to our quarterly pre-tax loss for results that we deem to be reliably estimable.  Certain items are considered not to be reliably estimable; therefore, we recorded discrete year-to-date income tax provisions on those items.

Our effective income tax rate for continuing operations in the three months ended June 30, 2018 was not significant, and was (44.3)% for the three months ended June 30, 2017.  Our effective tax rate for 2018 differs from our federal statutory rate due to our recognition of a full valuation allowance on operating losses generated during the period. We expect to maintain a full valuation allowance on our deferred tax assets, including any newly generated net operating losses, until there is sufficient evidence to support the reversal of all, or some portion of, those allowances. In 2017, our rate differs from the federal statutory rate primarily due to state tax provision and changes in the valuation allowance.

Refer to Note 10, 'Income Taxes' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information.

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Loan servicing income, net	$40	$28	$83	$61
Gain on loans held for sale, net	5	9	10	21
Origination and other loan fees	1	—	2	1
Net interest expense	(11)	(6)	(25)	(14)
Other income	—	—	15	2
Net revenues	$35	$31	$85	$71
Loan servicing income, net increased by $12 million, or 43% during the three months ended June 30, 2018, as compared to the same period in 2017 primarily driven by a $12 million increase associated with the MSR yield on the secured borrowing asset. Other changes in our owned servicing revenue largely offset one another, including those related to the change in mix of our total loan servicing portfolio to primarily subserviced loans which reduced the interest rate exposure and related volatility in revenues driven by MSR fair value changes, but also lowered our contractual servicing fees since we receive a smaller fee per loan from our subservicing clients as compared to the servicing fee of our capitalized servicing rights.

The reduction in Gain on loans held for sale, net during the three months ended June 30, 2018, as compared to the same period in 2017 was primarily attributable to lower portfolio retention volume driven by higher relative interest rates, which drove lower demand for refinance loans and a decline in loan margins.

Net interest expense increased by $5 million during the three months ended June 30, 2018, as compared to the same period in 2017 primarily due to an increase of $12 million associated with the implied interest cost recognized on the MSRs secured liability due to the timing of when the sales to New Residential occurred during 2017. That amount was partially offset by a decrease of $9 million from lower unsecured debt interest expense related to the capital actions taken in the third quarter of 2017 to reduce our unsecured debt levels.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Salaries and related expenses	$28	$36	$60	$72
Foreclosure and repossession expenses	3	5	6	12
Professional and third-party service fees	16	22	34	53
Technology equipment and software expenses	7	7	14	14
Occupancy and other office expenses	6	6	12	11
Depreciation and amortization	2	3	5	7
Exit and disposal costs	—	4	—	13
Other operating expenses:
Legal and regulatory reserves	2	13	3	22
Other	7	10	13	19
Total expenses	$71	$106	$147	$223
Salaries and related expenses decreased by $8 million, or 22%, during the three months ended June 30, 2018, as compared to the same period in 2017 primarily due to declines in our average employee headcount from our transition to a smaller overhead cost infrastructure.

Professional and third-party service fees decreased by $6 million, or 27%, during the three months ended June 30, 2018, as compared to the same period in 2017 due to $6 million of non-recurring expenses recognized during 2017 primarily related to financial advisor and consulting costs associated with our strategic transactions that was partially offset by $1 million of expenses recognized during the three months ended June 30, 2018 associated with the proposed Merger with Ocwen.

There were no Exit and disposal costs attributable to continuing operations during the three months ended June 30, 2018 as compared to $4 million during the same period in 2017. The $4 million from 2017 is a result of severance and retention expenses for employees impacted by the reorganization that were not considered directly attributable to discontinued operations.

We recorded a provision for legal and regulatory matters of $2 million in the three months ended June 30, 2018 which reflects updates and additional clarity obtained for potential settlement amounts for various matters, as compared to $13 million during the same period of 2017. The provision during the three months ended June 30, 2017 was primarily driven by our previously announced settlements with the FHA and FHFA related to our legacy servicing practices.

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

The results of discontinued operations are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net revenues	$2	$81	$9	$155
Total expenses (1)	—	90	11	192
Loss before income taxes	2	(9)	(2)	(37)
Income tax benefit	—	(1)	—	(11)
Net loss	2	(8)	(2)	(26)
Less: net loss attributable to noncontrolling interest	—	(4)	—	(8)
Income (loss) from discontinued operations attributable to PHH Corporation, net of tax	$2	$(4)	$(2)	$(18)

Basic & Diluted earnings (loss) per share from discontinued operations	$0.04	$(0.08)	$(0.08)	$(0.34)
______________

(1)
Includes exit and disposal costs of $12 million for the three months ended June 30, 2017, and $4 million and $28 million for the six months ended June 30, 2018 and 2017, respectively. Exit and disposal costs for the three months ended June 30, 2018 were not significant.

Mortgage Servicing Segment

Over the past 15 months, we have shifted the focus of our Mortgage Servicing segment to subservicing, whereby we service loans on behalf of the legal owner of the MSRs. As of June 30, 2018, subserviced loans represented 94% of our total servicing portfolio (by units) as compared to 32% at the end of 2016. As of June 30, 2018, the fair value of our owned capitalized MSRs was $46 million, of which $30 million are private investor MSRs committed for sale under the New Residential sale agreement. In addition, we have commitments to transfer approximately $94 million of related Servicing advances to New Residential (based on the June 30, 2018 portfolio). While all parties continue to work diligently to close on the sale, the extended time frame for executing the remaining transactions is due to the complexity of the consent process, the number of parties involved, and the depth of investor and trustee due diligence. Subject to the sale of the private investor MSRs to New Residential, we do not anticipate retaining a significant amount of capitalized MSRs on our Consolidated Balance Sheet in the future.

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

We anticipate growth in the subservicing market as mid-size and smaller servicers may sell MSRs to financial investors who are likely to contract with subservicers. We also are monitoring the political environment for possible regulatory reform and changes to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which could potentially lower costs to subservicers. However, market factors such as higher interest rates, evolving regulations, and potentially volatile capital market conditions may adversely impact demand for MSRs by non-bank investors and create a more challenging environment for subservicing. We are actively engaged in business development efforts in order to grow our subservicing units to achieve an adequate level of scale and a profitable business model. Our subservicing portfolio is subject to runoff and will continue to decline as our current additions through flow sales and portfolio retention are insufficient to offset runoff. There can be no assurances that we will be successful in growing our subservicing portfolio. Refer to "—Executive Summary" for a discussion of recent client driven actions that reduced our unit counts during the second quarter of 2018, and that we expect will result in the transfer of additional subservicing and portfolio retention units off of our platform during the second half of 2018.

Business Summary
The following tables summarize our revenues between our owned and subservicing portfolios, and the portfolio statistics:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Owned Servicing	Subservicing	Total	Owned Servicing	Subservicing	Total
	(In millions)
Loan servicing income (1)	$18	$26	$44	$38	$50	$88
Changes in fair value of MSRs and secured liability	(4)	—	(4)	(5)	—	(5)
Net interest expense (1)	(11)	—	(11)	(25)	—	(25)
Other income	—	—	—	15	—	15
Total net revenues	$3	$26	$29	$23	$50	$73

Average number of loans serviced (units)	37,251	588,309	625,560	39,069	604,260	643,329
_____________

(1)
For Owned Servicing, the amounts reflect the secured borrowing treatment of the MSR sales to New Residential. For the three and six months ended June 30, 2018, within Loan servicing income, there is $13 million and $27 million, respectively of income from the MSR yield on secured asset that is fully offset by the implied interest cost recognized on the MSRs secured liability within Net interest expense.

AS	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Owned Servicing	Subservicing	Total	Owned Servicing	Subservicing	Total
	(In millions)
Loan servicing income	$47	$11	$58	$97	$23	$120
Changes in fair value of MSRs and secured liability	(30)	—	(30)	(59)	—	(59)
Net interest (income) expense	(8)	1	(7)	(17)	2	(15)
Other income	—	—	—	—	2	2
Total net revenues	$9	$12	$21	$21	$27	$48

Average number of loans serviced (units)	454,437	287,895	742,332	491,230	278,426	769,656

Key Metrics:

	June 30,
	2018	2017
	($ In millions)
Total Loan Servicing Portfolio:
Conventional loans	$119,429	$147,043
Government loans	8,310	11,001
Home equity lines of credit	1,285	1,719
Total Unpaid Principal Balance	$129,024	$159,763

Number of loans in owned portfolio (units)	35,667	379,231
Number of subserviced loans (units) (1)	550,942	351,109
Total number of loans serviced (units)	586,609	730,340

Weighted-average interest rate	3.9%	3.8%

Total Portfolio Delinquency:
% of UPB - 30 days or more past due	2.27%	1.98%
% of UPB - Foreclosure, REO and Bankruptcy	1.46%	1.61%
Units - 30 days or more past due	3.23%	2.83%
Units - Foreclosure, REO and Bankruptcy	1.97%	2.12%

Total Capitalized Servicing Portfolio:
Unpaid Principal Balance of capitalized MSRs owned	$7,121	$53,933
Unpaid Principal Balance of capitalized MSRs in secured borrowing arrangement (1)	45,770	13,084
Total Unpaid Principal Balance of capitalized servicing portfolio	$52,891	$67,017

Capitalized servicing rate	0.91%	0.83%
Capitalized servicing multiple	3.4	3.0
Weighted-average servicing fee (in basis points)	27	27

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Total Loan Servicing Portfolio:
Average Portfolio UPB	$138,199	$161,645	$142,032	$165,652

Owned Capitalized Servicing Portfolio: (1)
Average Portfolio UPB	$7,485	$66,351	$7,871	$72,316
Payoffs and principal curtailments	397	3,190	744	6,649
Sales	473	2,200	1,598	12,516
______________

(1)
Reflects the shift in our servicing portfolio to subserviced loans which began in the second quarter of 2017 as we sold MSRs to New Residential and continued functioning as subservicer. The MSRs sold to New Residential have been accounted for as a secured borrowing arrangement.

Segment Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Loan servicing income, net	$40	$28	$83	$61
Net interest expense	(11)	(7)	(25)	(15)
Other income	—	—	15	2
Total net revenues	29	21	73	48

Salaries and related expenses	14	15	29	32
Foreclosure and repossession expenses	3	5	6	12
Professional and third-party service fees	7	8	13	15
Technology equipment and software expenses	4	4	7	7
Occupancy and other office expenses	4	3	8	6
Depreciation and amortization	—	—	1	1
Exit and disposal costs	—	—	—	2
Other operating expenses	18	29	36	50
Total expenses	50	64	100	125
Segment loss	$(21)	$(43)	$(27)	$(77)

Three Months Ended June 30, 2018 Compared with 2017

Net revenues.  During the three months ended June 30, 2018, Total net revenues increased by $8 million, or 38%, as compared to the same period in 2017 primarily driven by a $9 million decrease in unsecured debt interest expense related to the capital actions taken in 2017 to reduce our unsecured debt levels. Other changes in our owned servicing revenue largely offset one another, including those related to the change in mix of our total loan servicing portfolio to primarily subserviced loans which reduced the interest rate exposure and related volatility in revenues driven by MSR fair value changes, but also lowered our contractual servicing fees since we receive a smaller fee per loan from our subservicing clients as compared to the servicing fee of our capitalized servicing rights.

Servicing fees from our capitalized portfolio decreased to $6 million, down $42 million or 88%, as compared to 2017 driven by an 89% decrease in our average owned capitalized loan servicing portfolio.  This decline in our owned capitalized loan servicing portfolio was primarily due to the 2017 MSR sales to New Residential and Lakeview resulting from our strategic actions to shift our focus to subservicing activities. If the remaining sales of private MSRs are completed, we expect our servicing fees from our capitalized portfolio to continue to decrease, which would have a positive impact to subservicing fees as we will continue to subservice the loans pursuant to our subservicing agreement with New Residential.

During the three months ended June 30, 2018, Subservicing fees increased to $16 million, up $6 million or 60%, as compared to the same period in 2017 primarily driven by an increase in subservicing units from the sale of servicing rights to New Residential. While our average total subservicing units more than doubled as compared to the second quarter of 2017, the unit increase is not proportionally consistent with the subservicing income realized due to the client mix of loans and pricing in the subservicing portfolios during each period.

The MSR yield on secured borrowing asset contributed $13 million to Loan servicing income, net during the three months ended June 30, 2018, as a result of the sales of MSRs to New Residential, which were accounted for as a secured borrowing arrangement due to the long-term nature of the subservicing contract. This was entirely offset by $13 million of Net interest expense from MSRs secured interest, which represents the implied interest cost recognized on the MSR secured liability.

During the three months ended June 30, 2018, Loss on sale of MSRs was $1 million, as compared to $4 million in the same period of 2017. The 2017 loss primarily represented transaction-related expenses related from MSR sales to Lakeview. Curtailment interest paid to investors decreased by $3 million as compared to the same period in 2017 primarily due to the significant reduction of the owned capitalized portfolio from the New Residential sales, resulting in reduced payments to investors.

MSR valuation changes from actual prepayments of the underlying mortgage loans decreased by $16 million or 89%, primarily due to an 88% decrease in payoffs in our owned capitalized servicing portfolio compared to the same period in 2017. MSR valuation changes from actual receipts of recurring cash flows decreased by $8 million or 100%, primarily due to a smaller average owned capitalized portfolio compared to 2017.

We were not exposed to significant market exposure for the majority of our owned MSR asset during either period. In total, Market-related fair value adjustments decreased the value of our MSRs by $2 million and $4 million during the three months ended June 30, 2018 and 2017, respectively. During 2017, our committed sale agreements established the pricing for a significant portion of our asset, and our valuation model included the calibration to those sale prices. As of June 30, 2018, the fair value of these committed MSRs to New Residential no longer includes calibration of the valuation model to the pricing associated with the sale agreement based upon the timing of the original agreement and the complexities of completing the sale.

During the three months ended June 30, 2018, Net interest expense was $11 million, up $4 million, as compared to the same period in 2017. This increase was a result of the $12 million of higher implied interest cost recognized on the MSRs secured liability due to the timing of when the sales to New Residential occurred during 2017, that was partially offset by a $9 million decrease from lower Unsecured debt interest expense related to the capital actions taken in the third quarter of 2017 to reduce our unsecured debt levels.

Total expenses.  During the three months ended June 30, 2018, Total expenses decreased by $14 million, or 22%, as compared to the same period in 2017 primarily driven by lower provisions for legal and regulatory matters and Repurchase and foreclosure-related charges, that were partially offset by an increase in Corporate overhead allocation.

Foreclosure and repossession expenses decreased by $2 million or 40% as compared to the same period in 2017 primarily due to lower foreclosure activity and improved delinquencies that were partially the result of the sales of delinquent government loans that occurred throughout 2017.

Repurchase and foreclosure-related charges decreased by $3 million primarily due to losses incurred during the second quarter of 2017 related to government insurance programs and other legacy claims.

We recorded a $2 million provision for legal and regulatory matters during the three months ended June 30, 2018, as compared to $13 million during the same period in 2017. The provision during the three months ended June 30, 2017 was primarily driven by our previously announced settlements with the FHA and FHFA related to our legacy servicing practices.

Corporate overhead allocation increased by $4 million compared to 2017 which was impacted by the PLS business and Real Estate channel exits, and an update to the rate of overhead allocation to our segments, as described in “—Other.”

Six Months Ended June 30, 2018 Compared with 2017

Net revenues.  During the six months ended June 30, 2018, Total net revenues increased by $25 million, or 52%, as compared to the same period in 2017 primarily driven by a $15 million gain related to an insurance settlement with one of our insurance carriers. In addition, our Total net revenues reflect an $18 million decrease in unsecured debt interest expense related to the capital actions taken in 2017 to reduce our unsecured debt levels. Our remaining net servicing revenue, excluding secured borrowing amounts, reflected a $4 million decrease driven by the change in mix of our total loan servicing portfolio to primarily subserviced loans which reduced the interest rate exposure and related volatility in revenues driven by MSR fair value changes, but also lowered our contractual servicing fees since we receive a smaller fee per loan from our subservicing clients as compared to the servicing fee of our capitalized servicing rights.

Servicing fees from our capitalized portfolio decreased to $12 million, down $90 million or 88%, as compared to 2017 driven by an 89% decrease in our average owned capitalized loan servicing portfolio.  This decline in our owned capitalized loan servicing portfolio was primarily due to the 2017 MSR sales to New Residential and Lakeview resulting from our strategic actions to shift our focus to subservicing activities.

During the six months ended June 30, 2018, Subservicing fees increased to $33 million, up $12 million or 57%, as compared to the same period in 2017 primarily driven by an increase in subservicing units from the sale of servicing rights to New Residential. While our average total subservicing units more than doubled as compared to the first six months of 2017, the unit increase is not proportionally consistent with the subservicing income realized due to the client mix of loans and pricing in the subservicing portfolios during each period.

The MSR yield on secured borrowing asset contributed $27 million to Loan servicing income, net during the six months ended June 30, 2018, as a result of the sales of MSRs to New Residential, which were accounted for as a secured borrowing arrangement due to the long-term nature of the subservicing contract. This was entirely offset by $27 million of Net interest expense, which represents the implied interest cost recognized on the MSR secured liability.

During the six months ended June 30, 2018, Loss on sale of MSRs was $1 million, as compared to $13 million in the same period of 2017. The 2017 loss primarily represented transaction-related expenses from MSR sales to Lakeview. Curtailment interest paid to investors decreased by $5 million as compared to the same period in 2017 primarily due to the significant reduction of the owned capitalized portfolio from the New Residential sales, resulting in reduced payments to investors.

MSR valuation changes from actual prepayments of the underlying mortgage loans decreased by $34 million or 92%, primarily due to an 89% decrease in payoffs in our owned capitalized servicing portfolio compared to the same period in 2017. MSR valuation changes from actual receipts of recurring cash flows decreased by $15 million or 94%, primarily due to a smaller average owned capitalized portfolio compared to 2017.

We were not exposed to significant market exposure for the majority of our owned MSR asset during either period. In total, Market-related fair value adjustments decreased the value of our MSRs by $1 million and $6 million during the six months ended June 30, 2018 and 2017, respectively. During 2017, our committed sale agreements established the pricing for a significant portion of our asset, and our valuation model included the calibration to those sale prices. As of June 30, 2018, the fair value of these committed MSRs to New Residential no longer includes calibration of the valuation model to the pricing associated with the sale agreement based upon the timing of the original agreement and the complexities of completing the sale.

During the six months ended June 30, 2018, Net interest expense was $25 million, up $10 million, as compared to the same period in 2017. This increase was a result of $26 million of higher implied interest cost recognized on the MSRs secured liability due to the timing of when the sales to New Residential occurred during 2017, that was partially offset by a $18 million decrease from lower Unsecured debt interest expense related to the capital actions taken in the third quarter of 2017 to reduce our unsecured debt levels.

Other income increased by $13 million as compared to 2017 primarily due to a $15 million gain related to an insurance settlement with one of our insurance carriers for certain previously disclosed legal settlements that was partially offset by non-recurring fees recognized in the prior year related to client assistance in complying with regulatory changes.

Total expenses.  During the six months ended June 30, 2018, Total expenses decreased by $25 million, or 20%, as compared to the same period in 2017 primarily driven by lower provisions for legal and regulatory matters, declines in Salaries and related expenses and Foreclosure and repossession expenses, and lower Exit and disposal costs that were partially offset by an increase in Corporate overhead allocation.

Salaries and related expenses decreased by $3 million or 9% as compared to the same period in 2017 primarily due to non-recurring severance and contract labor expenses incurred during 2017.

Foreclosure and repossession expenses decreased by $6 million or 50% as compared to the same period in 2017 primarily due to lower foreclosure activity and improved delinquencies that were partially the result of the sales of delinquent government loans that occurred throughout 2017.

Repurchase and foreclosure-related charges decreased by $3 million primarily due to losses incurred during the same period in 2017 related to government insurance programs and other legacy claims.

We recorded a $3 million provision for legal and regulatory matters during the six months ended June 30, 2018, as compared to $22 million during the same period in 2017. The provision during the six months ended June 30, 2017 was primarily driven by our previously announced settlements with the FHA and FHFA related to our legacy servicing practices.

There were no Exit and disposal costs during the six months ended June 30, 2018, as compared to $2 million in the same period of 2017. In 2017 we recognized non-recurring costs for severance and retention related to Mortgage shared services employees in connection with the reorganization exit plan.
Corporate overhead allocation increased by $11 million compared to 2017 which was impacted by the PLS business and Real Estate channel exits, and an update to the rate of overhead allocation to our segments, as described in “—Other.”

Selected Income Statement Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Loan servicing income, net:
Loan servicing income:
Subservicing fees	$16	$10	$33	$21
Servicing fees from capitalized portfolio	6	48	12	102
MSR yield on secured asset (1)	13	1	27	1
Late fees and other ancillary servicing revenue	10	6	18	15
Loss on sale of MSRs	(1)	(4)	(1)	(13)
Curtailment interest paid to investors	—	(3)	(1)	(6)
Total Loan servicing income	$44	$58	$88	$120
Changes in fair value of owned mortgage servicing rights:
Actual prepayments of the underlying mortgage loans	$(2)	$(18)	$(3)	$(37)
Actual receipts of recurring cash flows	—	(8)	(1)	(16)
Market-related fair value adjustments	(2)	(4)	(1)	(6)
Total Changes in fair value of owned MSR asset	(4)	(30)	(5)	(59)
Change in fair value of MSRs secured asset	(6)	1	18	1
Change in fair value of MSRs secured liability	6	(1)	(18)	(1)
Total	$40	$28	$83	$61

Net interest expense:
Interest income	$3	$5	$5	$9
Secured interest expense	(1)	(2)	(2)	(4)
MSRs secured interest expense (1)	(13)	(1)	(27)	(1)
Unsecured interest expense	—	(9)	(1)	(19)
Total	$(11)	$(7)	$(25)	$(15)

Other operating expenses:
Corporate overhead allocation	$14	$10	$30	$19
Repurchase and foreclosure-related charges	—	3	(1)	2
Legal and regulatory reserves	2	13	3	22
Other expenses	2	3	4	7
Total	$18	$29	$36	$50
____________________

(1)
Amounts are related to the secured borrowing treatment of the MSR sales to New Residential. The income from the MSR yield on secured asset is fully offset by the implied interest cost recognized on the MSRs secured liability within Net interest expense.

Mortgage Production Segment

During the three months ended March 31, 2018, we completed substantially all of the run-off activities of the PLS business and Real Estate channel, and the results of these operations have been included in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and are excluded from Mortgage Production segment results for all periods presented. Refer to "—Discontinued Operations" for additional information.

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

We provide portfolio retention services to two key clients associated with our significant subservicing client relationships, which represented a combined 74% concentration of our total subservicing portfolio as of June 30, 2018. Our portfolio defense agreements cease upon the termination of the related client subservicing relationship, or as units transfer out of our subservicing portfolio to a new servicer. In addition, for the majority of the solicitable portfolio, we are authorized to seek refinance of mortgage loans on a non-exclusive basis, which may further limit our future mortgage loan originations since we must compete with other originators. Refer to "—Executive Summary" for a discussion of recent client driven actions in our subservicing business that reduced our solicitable portfolio during the second quarter of 2018, and that we expect will result in the transfer of additional subservicing and portfolio retention units off of our platform during the second half of 2018.

Key Metrics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ In millions)
Closings:
Refinance	$132	$136	$328	$566
Purchase	16	18	28	27
Total Unpaid Principal Balance	$148	$154	$356	$593

Number of loans funded (units)	831	895	1,927	3,295

Locked Volume:
IRLCs expected to close	$131	$176	$283	$389

Segment Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Origination and other loan fees	$1	$—	$2	$1
Gain on loans held for sale, net	5	9	10	21
Net interest income	—	1	—	1
Total net revenues	6	10	12	23

Salaries and related expenses	6	7	14	15
Professional and third-party service fees	1	2	3	4
Occupancy and other office expenses	1	2	3	4
Depreciation and amortization	1	1	1	3
Other operating expenses	11	5	21	12
Total expenses	20	17	42	38
Segment loss	$(14)	$(7)	$(30)	$(15)

Three Months Ended June 30, 2018 Compared with 2017

Net revenues.  During the three months ended June 30, 2018, Total net revenues decreased by $4 million, or 40%, as compared to the same period in 2017 due to lower volumes of loan closings and IRLCs. The volume decrease related to IRLCs expected to close was primarily attributable to higher relative interest rates, which drove lower demand for refinance loans and a decline in loan margins.

Total expenses. During the three months ended June 30, 2018, Total expenses increased by $3 million, or 18%, as compared to the same period in 2017 primarily due to a $5 million increase in Corporate overhead allocation that was partially offset by lower expenses associated with operating a smaller business with lower volumes and increased operational efficiencies.

Corporate overhead allocation is included within Other operating expenses above and totaled $7 million and $2 million for the three months ended June 30, 2018 and 2017, respectively. The increase in the Corporate overhead allocation was impacted by the PLS business and Real Estate channel exits and an update to the rate of overhead allocation to our segments, as described in “—Other.”

Six Months Ended June 30, 2018 Compared with 2017

Net revenues.  During the six months ended June 30, 2018, Total net revenues decreased by $11 million, or 48%, as compared to the same period in 2017 due to lower volumes of loan closings and IRLCs. The volume decrease related to IRLCs expected to close was primarily attributable to higher relative interest rates, which drove lower demand for refinance loans and a decline in loan margins.

Total expenses. During the six months ended June 30, 2018, Total expenses increased by $4 million, or 11%, as compared to the same period in 2017 primarily due to a $9 million increase in Corporate overhead allocation that was partially offset by lower expenses associated with operating a smaller business with lower volumes and increased operational efficiencies, and a decrease in depreciation and amortization.

Corporate overhead allocation is included within Other operating expenses above and totaled $14 million and $5 million for the six months ended June 30, 2018 and 2017, respectively. The increase in the Corporate overhead allocation was impacted by the PLS business and Real Estate channel exits and an update to the rate of overhead allocation to our segments, as described in “—Other.”

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
Results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Salaries and related expenses	$8	$14	$17	$25
Professional and third-party service fees	8	12	18	34
Technology equipment and software expenses	3	3	7	7
Occupancy and other office expenses	1	1	1	1
Depreciation and amortization	1	2	3	3
Exit and disposal costs	—	4	—	11
Other operating expenses	1	1	3	3
Total expenses before allocation	22	37	49	84
Corporate overhead allocation:
Mortgage Servicing segment	(14)	(10)	(30)	(19)
Mortgage Production segment	(7)	(2)	(14)	(5)
Total expenses	1	25	5	60
Net loss before income taxes	$(1)	$(25)	$(5)	$(60)

Three Months Ended June 30, 2018 Compared with 2017
Total expenses before allocation. During the three months ended June 30, 2018, Total expenses before allocations decreased to $22 million, as compared to $37 million in the same period in 2017 primarily due to lower Salaries and related expenses, Professional and third-party service fees and Exit and disposal costs.
Salaries and related expenses decreased to $8 million, down $6 million, as compared to 2017 primarily driven by a decline in our average employee headcount resulting from our reorganization and exit activities.
Professional and third-party service fees decreased to $8 million, down $4 million, as compared to 2017 due to $6 million of non-recurring costs incurred during 2017 primarily related to financial advisor and consulting costs associated with our strategic transactions that were partially offset by $1 million of expenses incurred during 2018 associated with the proposed Merger with Ocwen.

There were no Exit and disposal costs during the three months ended June 30, 2018, as compared to $4 million during the same period in 2017. The $4 million from 2017 is a result of severance and retention expenses for employees impacted by the reorganization that were not considered directly attributable to discontinued operations.
Corporate overhead allocation. During the three months ended June 30, 2018, total Corporate overhead allocation increased to $21 million, as compared to $12 million in the same period of 2017, which was impacted by the PLS business and Real Estate channel exits. During the three months ended June 30, 2017, $15 million of indirect costs not allocated to discontinued operations were stranded within the Other reporting unit, whereas, for 2018, 100% of those costs are included in the allocations to our segments. In addition, the rate of overhead allocation to our segments for 2018 was updated from the prior year based upon current expected revenues and the expected percentage of shared service infrastructure required to support our continuing operations.

Six Months Ended June 30, 2018 Compared with 2017
Total expenses before allocation. During the six months ended June 30, 2018, Total expenses before allocations decreased to $49 million, as compared to $84 million in the same period in 2017 primarily due to lower Salaries and related expenses, Professional and third-party service fees and Exit and disposal costs.
Salaries and related expenses decreased to $17 million, down $8 million, as compared to 2017 primarily driven by a decline in our average employee headcount resulting from our reorganization and exit activities.
Professional and third-party service fees decreased to $18 million, down $16 million, as compared to 2017 due to $23 million of non-recurring costs incurred during 2017 primarily related to financial advisor and consulting costs associated with our strategic transactions and a decrease in expenses related to our information technology platform, that were partially offset by $5 million of expenses incurred during 2018 associated with the proposed Merger with Ocwen.

There were no Exit and disposal costs during the six months ended June 30, 2018, as compared to $11 million during the same period in 2017. The $11 million from 2017 is a result of severance and retention expenses for employees impacted by the reorganization that were not considered directly attributable to discontinued operations.
Corporate overhead allocation. During the six months ended June 30, 2018, total Corporate overhead allocation increased to $44 million, as compared to $24 million in the same period of 2017, which was impacted by the PLS business and Real Estate channel exits. During the six months ended June 30, 2017, $28 million of indirect costs not allocated to discontinued operations were stranded within the Other reporting unit, whereas, for 2018, 100% of those costs are included in the allocations to our segments. In addition, the rate of overhead allocation to our segments for 2018 was updated from the prior year based upon current expected revenues and the expected percentage of shared service infrastructure required to support our continuing operations.

RISK MANAGEMENT

We are exposed to various business risks which may significantly impact our financial results including, but not limited to: (i) strategic risk; (ii) interest rate risk; (iii) consumer credit risk; (iv) counterparty and concentration risk; (v) liquidity risk; and (vi) operational risk. During the six months ended June 30, 2018, there have been no significant changes to these risks as previously outlined in our 2017 Form 10-K.

The term of our subservicing agreement with New Residential extends through June 2020; however, New Residential has the right to transfer, without cause, 25% of the subservicing units between June 2018 and June 2019, and an additional 25% of the subservicing units beginning in June 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include: unrestricted Cash and cash equivalents; proceeds from the sale or securitization of mortgage loans; secured borrowings, including mortgage warehouse and servicing advance facilities; cash flows from operations; the unsecured debt markets; asset sales; and equity markets. Our primary operating funding needs arise from the origination and financing of mortgage loans, mortgage servicing rights and loan repurchases and indemnifications. Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for at least the next 12 months.

Our total unrestricted cash position as of June 30, 2018 is $453 million, compared to $509 million at the end of 2017. We executed a number of the remaining actions necessary to achieve our strategic objectives and substantially complete the transition to a capital-light business model comprised of subservicing and portfolio retention services. In connection with these efforts, our significant cash activities during the six months ended June 30, 2018 included:
Cash Inflows

•
$29 million of proceeds related to the monetization the residual net assets of PHH Home Loans and the release of cash for our general use from a change in the entity's status as a variable interest entity;

•	$17 million related to the sales of MSRs and receipt of document holdback amounts from prior sales; and

•	$15 million related to an insurance settlement with one of our insurance carriers for certain previously disclosed legal settlements.

Cash Outflows

•	$42 million related to our exit activities and direct PLS operating losses;

•	$19 million to complete the purchase of Realogy's membership interest in PHH Home Loans; and

•	$11 million that was moved to Restricted cash, primarily related to a pending legal and regulatory settlement.

In addition to the above activities, we used $45 million of cash in our continuing operations.

Cash Exit Costs. As of June 30, 2018, we have recognized cash exit costs of $93 million out of total estimated program expenditures of $112 million, and we expect $35 million of future cash outflows related to these exit costs. We expect the timing of these cash outflows to extend through the end of 2018, as certain payments related to our severance arrangements are paid in bi-weekly installments, not lump sum payments. We expect to incur substantially all of the remaining exit costs during the remainder of 2018, a significant portion of which relate to facility costs that are dependent upon the timing of when we vacate certain facilities.

Merger-Related. As of June 30, 2018, we have used $5 million of cash associated with certain professional and third-party service fees related to the Merger with Ocwen. During July 2018, we posted $15 million of Restricted cash to collateralize a letter of credit associated with our Mt. Laurel, NJ facility lease.

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

Unencumbered Assets: As of June 30, 2018, a significant portion of our assets are under financing arrangements or are subject to sale commitments. The following table identifies the Total assets on our Condensed Consolidated Balance Sheets that are unencumbered:

	Total Assets	Collateral for Asset-backed Borrowing Arrangements	Sale Commitments	Other	Unencumbered Assets
	(In millions)
Cash and cash equivalents	$453	$—	$—	$—	$453
Restricted cash	41	10	—	31	—
Mortgage loans held for sale	55	40	—	—	15
Accounts receivable, net	58	—	—	—	58
Servicing advances, net	302	46	48	194	14
Mortgage servicing rights	483	—	30	437	16
Property and equipment, net	18	—	—	—	18
Other assets	28	—	—	1	27
Assets related to discontinued operations	4	1	—	1	2
Total assets	$1,442	$97	$78	$664	$603

Total Servicing advances committed to be transferred under our MSR sale agreements of approximately $94 million as of June 30, 2018 includes both advances that are presently collateral for asset-backed borrowing arrangements and amounts that are self-funded. Therefore, the Servicing advances committed under MSR sale agreements appears in both columns of the table above.

Other restrictions and encumbrances include the following:

•	Restricted cash represents letters of credit, funds received for pending mortgage closings, and other contractual arrangements.

•	Servicing advances represent the balance of Servicing advance liabilities for advances funded by our subservicing clients, as discussed below under "—Debt—Servicing Advance Funding Arrangements".

•	MSRs represent amounts under secured borrowing arrangements where we have recognized a liability for MSRs transferred to a third party that does not meet the criteria for sale accounting.

Cash Flows

The following table summarizes the changes in Cash, cash equivalents and restricted cash, including those balances related to discontinued operations:

	Six Months Ended June 30,
	2018	2017	Change
	(In millions)
Cash provided by (used in):
Operating activities	$108	$50	$58
Investing activities	7	57	(50)
Financing activities	(203)	6	(209)
Net (decrease) increase in Cash, cash equivalents and restricted cash	$(88)	$113	$(201)

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

During the six months ended June 30, 2018, cash provided by our operating activities was $108 million, which was primarily driven by a $212 million decrease in Mortgage loans held for sale between December 31, 2017 and June 30, 2018 resulting from our declining loan origination pipeline driven by our exits of the PLS business and Real Estate channel, and also impacted by $15 million of insurance proceeds related to a settlement with one of our insurance carriers for claims related to certain previously disclosed legal settlements. These proceeds were partially offset by cash used to fund operating losses of our business, payments for exit and disposal costs and cash used for fees associated with the proposed Merger with Ocwen.

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

During the six months ended June 30, 2018, cash provided by our investing activities was $7 million, which was primarily driven by $9 million of net cash received from the sale of MSRs.

During the six months ended June 30, 2017, cash provided by our investing activities was $57 million, which was driven by $102 million of cash received from the proceeds on the sale of MSRs (other than sales to New Residential which are reflected in our financing activities) and related servicing advances, including the GNMA MSR sales to Lakeview, that was partially offset by $45 million of net cash paid for MSR derivatives settled in the first quarter of 2017 as substantially all of our MSR derivatives were terminated in December 2016 in connection with the MSR sale agreements.

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

During the six months ended June 30, 2018, cash used in our financing activities was $203 million, which primarily related to $192 million of net payments on our secured borrowings primarily resulting from the decreased funding requirements for Mortgage loans held for sale and Servicing advances, combined with $19 million of cash used to complete the purchase of Realogy's membership interest in PHH Home Loans, that were partially offset by $8 million of proceeds from the release of a portion of our document holdback of prior MSR sales to New Residential.

During the six months ended June 30, 2017, cash provided by our financing activities was $6 million which primarily related to $102 million of proceeds from the June sale of Freddie Mac MSRs to New Residential that was treated as a secured borrowing arrangement. This was partially offset by $70 million of net payments on our secured borrowings primarily resulting from the decreased funding requirements for Mortgage loans held for sale and Servicing advances and $24 million used to retire shares in our open market share repurchase program.

Debt
The following table summarizes our Debt as of June 30, 2018:

	Outstanding Balance	Collateral(1)
	(In millions)
Warehouse facilities	$39	$40
Servicing advance facility	20	56
Unsecured debt, net	118	—
Total	$177	$96

_________________

(1)	Assets held as collateral are not available to pay our general obligations.

See Note 9, 'Debt and Borrowing Arrangements' in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding our debt covenants and other components of our debt.

Warehouse Facilities

We utilize both committed and uncommitted warehouse facilities, and we evaluate our capacity need under these facilities based on forecasted volume of mortgage loan closings and sales. During the six months ended June 30, 2018, we further reduced the aggregate committed capacity of our facilities in response to our changing business environment.

Mortgage warehouse facilities consisted of the following as of June 30, 2018:

	Total Capacity	Outstanding Balance	Available Capacity(1)	Maturity Date
	(In millions)
Debt:
Committed facilities:
Barclays Bank PLC	$50	$13	$36	10/29/2018
Wells Fargo Bank, N.A.	50	23	27	10/2/2018
Committed warehouse facilities	100	36	63
Uncommitted facilities:
Fannie Mae	200	3	197	n/a
Barclays Bank PLC	25	—	25	n/a
Total	$325	$39	$285

Off-Balance Sheet Gestation Facilities:
Uncommitted facilities:
JP Morgan Chase Bank, N.A.	$50	$—	$50	n/a

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

Servicing Advance Funding Arrangements

As of June 30, 2018, there are $302 million of Servicing advance receivables, net on our Condensed Consolidated Balance Sheets, including $88 million funded from our own cash, and the remainder funded as outlined below:

	Total Capacity	Outstanding Balance	Available Capacity(1)	Maturity Date
	(In millions)
Debt:
Servicing Advance Receivables Trust	$25	$20	$5	10/15/2018
Subservicing advance liabilities:
Client-funded amounts	n/a	194	n/a	n/a
Total		$214
__________________

(1)	Capacity is dependent upon maintaining compliance with the terms, conditions, and covenants of the respective agreements and may be further limited by asset eligibility requirements.

Unsecured Debt

Unsecured borrowing arrangements consisted of the following as of June 30, 2018:

	Outstanding Balance	Balance at Maturity	Maturity Date
	(In millions)
7.375% Term notes due in 2019	$97	$97	9/1/2019
6.375% Term notes due in 2021	21	22	8/15/2021
Total	$118	$119	0

OFF-BALANCE SHEET ARRANGEMENTS AND GUARANTEES

As of June 30, 2018, we are party to assignments with LenderLive Network, LLC ("LenderLive") and Guaranteed Rate Affinity, LLC ("GRA") related to certain facility leases that were transferred in connection with transactions associated with the PLS business and Real Estate channel exits. Under the terms of the original facility leases, we remain jointly and severally liable with LenderLive and GRA for performance under the lease agreements. For more information, refer to Note 8, 'Discontinued Operations' in the accompanying Notes to Condensed Consolidated Financial Statements.

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

The following table summarizes the estimated change in the fair value of our Mortgage pipeline, including those MLHS balances related to discontinued operations; Mortgage servicing rights; Mortgage servicing rights secured liability and unsecured debt that are sensitive to interest rates as of June 30, 2018 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
	(In millions)
Mortgage pipeline
Mortgage loans held for sale	$1	$1	$1	$(1)	$(1)	$(2)
Interest rate lock commitments (1)	1	1	—	—	(1)	(3)
Forward delivery commitments (1)	(2)	(2)	(1)	1	2	4
Total Mortgage pipeline	—	—	—	—	—	(1)

MSRs and related secured liability
Mortgage servicing rights owned	(10)	(5)	(2)	2	4	8
Mortgage servicing rights secured asset (2)	(87)	(41)	(20)	19	36	66
MSRs secured liability (2)	87	41	20	(19)	(36)	(66)
Total MSRs and related secured liability	(10)	(5)	(2)	2	4	8

Unsecured term debt	(2)	(1)	—	—	1	2
Total, net	$(12)	$(6)	$(2)	$2	$5	$9
__________________

(1)	Included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

(2)	The MSRs sold to New Residential are accounted for as a secured borrowing. Any changes in fair value are expected to fully offset between the MSRs secured asset and MSRs secured liability.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 5, 2017, the Company's Board of Directors provided an authorization for up to $100 million of share repurchases. There was no share repurchase activity during the quarter ended June 30, 2018, and the total authorization under the program remains at $100 million. Pursuant to the Agreement and Plan of Merger dated as of February 27, 2018 among Ocwen Financial Corporation ("Ocwen"), POMS Corp and PHH, any share repurchases require the prior consent of Ocwen.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of August, 2018.

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